Form 10QSB
period 1996-03-31
CPI AEROSTRUCTURES INC
filed 1996-05-13
CIK 889348

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                       Commission File Number 1-11398
ended March 31, 1996



                            CPI AEROSTRUCTURES, INC.
       (Exact Name of Small Business Issuer as Specified in its Character)



             New York                                  11-2520310
  ---------------------------------      ------------------------------------
  (State or Other Jurisdiction           (IRS Employer Identification Number)
  of Incorporation or Organization)


                    200A EXECUTIVE DRIVE, EDGEWOOD, NY 11717
                    (Address of Principal Executive Offices)



                         Telephone number (516) 586-5200
                 (Issuer's Telephone Number Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                     -----   -----


The number of shares of common stock, par value $.001 per share, outstanding was 3,728,304 as of March 31, 1996.




===============================================================================

                                                       CPI AEROSTRUCTURES, INC.


                                                                          INDEX
===============================================================================




Part I.  Financial Information:


       Item 1 - Financial Statements:

       Balance Sheets as of March 31, 1996 (Unaudited) and
           December 31, 1995

       Statements of Income for the Three Months ended March 31, 1996
           (Unaudited) and 1995 (Unaudited)                                 4

       Statements of Cash Flows for the Three Months ended March 31, 1996
           (Unaudited) and 1995 (Unaudited)                                 5

       Notes to Financial Statements (Unaudited)                           6-7


       Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     8-9

Part II.  Other

       Item 6 - Exhibits and Reports on Form 8-K                           10


       Signatures                                                          11

===============================================================================

                                                       CPI AEROSTRUCTURES, INC.

                                                                BALANCE SHEETS
===============================================================================

                                                                                         March 31,        December 31,
                                                                                           1996              1995
                                                                                        (Unaudited)
- - -----------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash and cash equivalents                                                            $    715,609       $    998,517
  Accounts receivable                                                                     1,699,301          1,565,048
  Costs and estimated earnings in excess of billings on uncompleted                       9,916,758          9,677,390
      contracts (Note 2)
  Other current assets                                                                      336,354            329,199
- - ----------------------------------------------------------------------------------------------------------------------

      Total current assets                                                               12,668,022         12,570,154

Property, Plant and Equipment, net                                                          216,567            196,384

Deferred Income Taxes                                                                       113,000            113,000

Other Assets                                                                                 60,486             75,519
- - ----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                      $13,058,075        $12,955,057
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                     $  1,353,661       $  1,160,285
  Accrued expenses                                                                          190,674            260,288
  Current portion of long-term debt                                                       2,197,932            630,525
  Deferred income taxes                                                                     445,000            445,000
- - ----------------------------------------------------------------------------------------------------------------------

      Total current liabilities                                                           4,187,267          2,496,098

Long-term Debt                                                                                1,541          1,730,229

- - ----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                   4,188,808          4,226,327
- - ----------------------------------------------------------------------------------------------------------------------

Commitments

Shareholders' Equity (Note 2):
  Common stock - $.001 par value; authorized 10,000,000 shares,
   $3,728,304 issued and outstanding                                                          3,728              3,728
  Additional paid-in capital                                                              7,436,079          7,436,079
  Retained earnings                                                                       1,429,460          1,288,923
- - ----------------------------------------------------------------------------------------------------------------------

      Total shareholders' equity                                                          8,869,267          8,728,730

======================================================================================================================
      Total Liabilities and Shareholders' Equity                                        $13,058,075        $12,955,057
======================================================================================================================

                                               See Notes to Financial Statements

                                                      CPI AEROSTRUCTURES, INC.
                                                          STATEMENTS OF INCOME
==============================================================================


                                                                                              1996                1995
For the Three Months Ended March 31,                                                                 (Unaudited)
- - ----------------------------------------------------------------------------------------------------------------------
Revenue                                                                                $1,550,619           $1,283,037

Cost of sales                                                                             973,149              719,777
- - ----------------------------------------------------------------------------------------------------------------------

Gross profit                                                                              577,470              563,260

Selling, general and administrative expenses                                              334,375              328,471
- - ----------------------------------------------------------------------------------------------------------------------

Income from operations                                                                    243,095              234,789
- - ----------------------------------------------------------------------------------------------------------------------

Other (income) expense:
  Interest income                                                                         (30,021)             (27,273)
  Interest expense                                                                         57,579              108,927
- - ----------------------------------------------------------------------------------------------------------------------

Total other expenses, net                                                                  27,558               81,654
- - ----------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                                                  215,537              153,135

Provision for income taxes                                                                 75,000               65,000

- - ----------------------------------------------------------------------------------------------------------------------

Net income                                                                            $   140,537         $     88,135
======================================================================================================================

Primary earnings per share:                                                           $       .04         $        .02
- - ----------------------------------------------------------------------------------------------------------------------
Net earnings                                                                          $       .04         $        .02
- - ----------------------------------------------------------------------------------------------------------------------

Weighted average shares and common share equivalents outstanding                        3,733,114            3,722,685
======================================================================================================================

                                               See Notes to Financial Statements

                                                      CPI AEROSTRUCTURES, INC.
                                                      STATEMENTS OF CASH FLOWS
===============================================================================

For the Three Months Ended March 31,                                                           1996               1995
                                                                                                     (Unaudited)
- - ----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                            $   140,537        $    88,135
  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                                                            19,455             31,082
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                           (134,253)           747,245
      (Increase) decrease in prepaid expenses and other current assets                       (7,155)            65,933
      Increase in costs and estimated earnings in excess of billings on
       uncompleted contracts                                                               (239,368)          (625,044)
      (Increase) decrease in other assets                                                    15,033            (26,202)
      Increase in accounts payable                                                          193,376             29,366
      Decrease in accrued expenses                                                          (69,614)          (127,525)
      Increase in income taxes payable                                                        -                 65,000
- - ----------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) operating activities                               (81,989)           247,930
- - ----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                                                        (39,638)            --
- - ----------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                             (39,638)            --
- - ----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Long-term debt and officer note payments                                                 (161,281)          (215,581)
  Proceeds from exercise of stock options/warrants                                           -                 145,177
- - ----------------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                                            (161,281)           (73,404)
- - ----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                            (282,908)           174,526

Cash at beginning of year                                                                   998,517          1,796,095
- - ----------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                    $  715,609          1,970,621
======================================================================================================================

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest                                                                             $   80,064       $    152,879
======================================================================================================================
    Income taxes                                                                         $   10,300       $       --
======================================================================================================================

                        See Notes to Financial Statements

                                                      CPI AEROSTRUCTURES, INC.
                                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
==============================================================================


 1. INTERIM FINANCIAL STATEMENTS:

    The financial statements as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are unaudited, however, in the opinion of management of the Company, reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of operations for such interim periods are not necessarily indicative of the results to be obtained for a full year.



 2. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED
    CONTRACTS:

    Costs and estimated earnings in excess of billings on uncompleted contracts consist of:


                                                        March 31, 1996
    ---------------------------------------------------------------------------------------

                                              U.S.
                                           Government         Commercial           Total
    ----------------------------------------------------------------------------------------
    Costs incurred on uncompleted
     contracts                                $351,187        $20,478,662        $20,829,849
    Estimated earnings                         136,338         11,264,882         11,401,220
    ----------------------------------------------------------------------------------------

                                               487,525         31,743,544         32,231,069
    Less billings to date                      289,853         22,024,458         22,314,311

    ----------------------------------------------------------------------------------------
    Costs and estimated earnings
     in excess of billings on
     uncompleted contracts                    $197,672         $9,719,086         $9,916,758
    ========================================================================================



                                                           December 31, 1995
    ----------------------------------------------------------------------------------------

                                              U.S.
                                           Government         Commercial           Total
    ----------------------------------------------------------------------------------------

    Costs incurred on uncompleted
     contracts                                $631,426        $19,738,969        $20,370,395
    Estimated earnings                         201,250         10,777,343         10,978,593
- - --------------------------------------------------------------------------------------------

                                               832,676         30,516,312         31,348,988
    Less billings to date                      716,030         20,955,568         21,671,598

    ----------------------------------------------------------------------------------------
    Costs and estimated earnings
     in excess of billings on
     uncompleted contracts                    $116,646         $9,560,744         $9,677,390
============================================================================================


==============================================================================

                                                      CPI AEROSTRUCTURES, INC.
                                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
===============================================================================



 3. EARNINGS PER COMMON SHARE:

    The earnings per share calculations are computed by dividing net income, increased by proforma reductions in interest expense (net of tax) resulting from the assumed exercise of stock options and warrants and the resulting assumed reduction of outstanding indebtedness, by the weighted average number of common and common equivalent shares outstanding.

                                                       CPI AEROSTRUCTURES, INC.

                   Management's Discussion and Analysis of Financial Condition
                                                     and Results of Operations
==============================================================================


Material Changes in Results of Operations

The Company's revenues for the three months ended March 31, 1996 were $1,550,619 compared to $1,283,037 for the same period last year, representing an increase of $267,582, or 21%. This increase is due in part to an accelerated delivery schedule of Apron assemblies which the Company builds for Rohr Industries, for use on the MD-90 aircraft. Additionally, revenue from the Company's new military contracts, which it was awarded in late 1995 has begun, as the Company commenced deliveries of spare parts for the C-5 aircraft during the three months ended March 31, 1996. It is anticipated that because of these new contracts, and specifically the increased magnitude of the C-5 contract, the Company's revenues should remain at a higher level than 1995. Commercial aircraft programs represented 79% of total revenues for the three months ended March 31, 1996 compared to 95% for the same period in 1995.

The above statements discussed in this Report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of the Company's products and the other risks detailed from time to time in the Company's SEC reports.

Gross profit increased by $14,210, or 3%, from the three months ended March 31, 1996 to the three months ended March 31, 1995. Gross profit as a percentage of revenues for the three months ended March 31, 1996 was 37% compared to 44% for the same period last year.

Selling, general, and administrative expenses increased by $5,904 or 2%, from the three months ended March 31, 1995 to the three months ended March 31, 1996. Interest expense decreased by $51,348, or 47%, for the three months ended March 31, 1996, primarily attributable to a reduction in debt to Chrysler Capital Corporation, ("Chrysler") and the extinguishment of the Company's debt to Chase Manhattan for the mortgage on its building, which was sold in December, 1995.

The resulting net income for the three months ended March 31, 1996, was $140,537 versus $88,135 for the same period last year. Earnings per share were $.04 for the three months ended March 31, 1996, based upon the weighted average common shares outstanding of 3,733,114 as compared to earnings per share of $.02 for the three months ended March 31, 1995 based upon the weighted average common shares outstanding of 3,722,685.

Material Changes in Financial Condition

At March 31, 1996 and December 31, 1995, the Company had working capital of $8,498,755 and $10,074,056, respectively, a decrease of $1,575,301. This decrease is primarily attributable to the reclassification of the Company's debt to Chrysler from long term to short term, as the maturity date for this debt is January 31, 1997. The Company has financed its working capital requirements during the past three years through borrowings primarily from Chrysler, the Company's initial public offering and subsequent warrant exercise, and operating cash flow. Historically, a large portion of the Company's cash has been used for costs and estimated earnings in excess of billings. Costs and estimated earnings in excess of billings includes the aggregate of costs and related profit which has been incurred and earned in performance of work for which the Company has firm contracts, but has not yet been billed to the customer.

Costs and estimated earnings are recoverable upon shipment of products, presentation of billings in accordance with contract terms or completion of a contract.

                                                      CPI AEROSTRUCTURES, INC.

                   Management's Discussion and Analysis of Financial Condition
                                                     and Results of Operations
==============================================================================


Net cash used in operating activities for the three months ended March 31, 1996 was $81,989. This decrease in cash was primarily the result of net income of $140,537 and an increase in accounts receivable of $134,253 offset by an increase in costs and estimated earnings in excess of billings of $239,368, and an increase in accounts payable of $193,376. The Company's continued requirement to incur significant costs in connection with commercial contracts in advance of receipt of associated cash has caused the increase in costs and estimated earnings in excess of billings on uncompleted contracts.

                                                       CPI AEROSTRUCTURES, INC.
===============================================================================



ITEM 6.     Exhibits and Reports on Form 8-K

              a)  No Exhibits

              b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three month period ended March 31, 1996.

                                                      CPI AEROSTRUCTURES, INC.
==============================================================================

                                    SIGNATURE


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CPI AEROSTRUCTURES, INC.



Dated:  May 10, 1996                   By:  /S/ Arthur August
                                          -------------------------------------
                                          Arthur August
                                          President
                                          (Principal Financial Officer)



Dated:  May 10, 1996                   By:  /S/  Theodore J. Martines
                                          -------------------------------------
                                          Theodore J. Martines
                                          Executive Vice President
                                          (Principal Financial Officer)