Form 10QSB
period 1996-06-30
CPI AEROSTRUCTURES INC
filed 1996-07-31
CIK 889348

==============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                       Commission File Number 1-11398
ended June 30, 1996



                            CPI AEROSTRUCTURES, INC.
       (Exact Name of Small Business Issuer as Specified in its Character)



           New York                                     11-2520310
- ---------------------------------          ------------------------------------
  (State or Other Jurisdiction             (IRS Employer Identification Number)
of Incorporation or Organization)


                    200A EXECUTIVE DRIVE, EDGEWOOD, NY 11717
                    (Address of Principal Executive Offices)



                         Telephone number (516) 586-5200
                 (Issuer's Telephone Number Including Area Code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____



   The number of shares of common stock, par value $.001 per share, outstanding was 5,778,304 as of June 30, 1996.



===============================================================================

                                                    CPI AEROSTRUCTURES, INC.


                                                                       INDEX
============================================================================









Part I.  Financial Information:


       Item 1 - Financial Statements:

       Balance Sheets as of June 30, 1996 (Unaudited) and               3
           December 31, 1995

       Statements of Income for the Three and Six Months ended
          June 30, 1996 (Unaudited) and 1995 (Unaudited)                4


       Statements of Cash Flows for the Six Months ended
           June 30, 1996 (Unaudited) and 1995 (Unaudited)               5

       Notes to Financial Statements (Unaudited)                       6-7


         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        8-9


Part II.  Other

       Item 6 - Exhibits and Reports on Form 8-K                       10


       Signatures                                                      11



                                                                                              CPI AEROSTRUCTURES, INC.

                                                                                                        BALANCE SHEETS
======================================================================================================================
                                                                                          June 30,        December 31,
                                                                                           1996             1995
                                                                                        (Unaudited)
- ----------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash and cash equivalents                                                            $    327,703       $    998,517
  Accounts receivable                                                                     1,755,407          1,565,048
  Costs and estimated earnings in excess of billings on uncompleted                      10,241,190          9,677,390
      contracts (Note 2)
  Other current assets                                                                      331,445            329,199
- ----------------------------------------------------------------------------------------------------------------------

      Total current assets                                                               12,655,745         12,570,154

Property, Plant and Equipment, net                                                          196,155            196,384

Deferred Income Taxes                                                                       113,000            113,000

Other Assets                                                                                 29,226             75,519

- ----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                      $12,994,126        $12,955,057
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                     $  1,497,310       $  1,160,285
  Accrued expenses                                                                          291,327            260,288
  Current portion of long-term debt                                                          16,135            630,525
  Deferred income taxes                                                                     445,000            445,000
- ----------------------------------------------------------------------------------------------------------------------

      Total current liabilities                                                           2,249,772          2,496,098

Long-term Debt                                                                             -                 1,730,229
- ----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                   2,249,772          4,226,327
- ----------------------------------------------------------------------------------------------------------------------
Commitments

Shareholders' Equity
  Common stock - $.001 par value; authorized 10,000,000 shares,
   5,778,304 and 3,728,304 issued and outstanding, respectively                               5,778              3,728
  Additional paid-in capital                                                              9,123,691          7,436,079
  Retained earnings                                                                       1,614,885          1,288,923
- ----------------------------------------------------------------------------------------------------------------------

      Total shareholders' equity                                                         10,744,354          8,728,730
- ----------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity                                        $12,994,126        $12,955,057
======================================================================================================================

                                             See Notes to Financial Statements
                                                                             3

                                                                                              CPI AEROSTRUCTURES, INC.

                                                                                                  STATEMENTS OF INCOME
======================================================================================================================
                                          For the Three Months ended June 30,        For the Six Months Ended June 30,
                                                      1996               1995                    1996             1995
                                                          (Unaudited)                                  (Unaudited)
- ----------------------------------------------------------------------------------------------------------------------

Revenue                                         $1,635,874        $1,078,994               $3,186,493       $2,362,031

Cost of sales                                    1,049,033           584,211                2,022,182        1,303,988
- ----------------------------------------------------------------------------------------------------------------------

Gross profit                                       586,841           494,783                1,164,311        1,058,043

Selling, general and administrative                333,121           281,134                  667,496          609,605
  expenses
- ----------------------------------------------------------------------------------------------------------------------

Income from operations                             253,720           213,649                  496,815          448,438
- ----------------------------------------------------------------------------------------------------------------------

Other (income) expense:
  Interest income                                   (4,631)           14,628                  (34,652)         (12,645)
  Interest expense                                  51,872           106,070                  109,451          214,997
- ----------------------------------------------------------------------------------------------------------------------
Total other expenses, net                           47,241           120,698                   74,799          202,352
- ----------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes
  and extraordinary item                           206,479            92,951                  422,016          246,086

Provision for income taxes                          72,000            40,000                  147,000          105,000

Income before extraordinary item                $  134,479       $    52,951              $   275,016      $   141,086

Extraordinary item - gain on early
  extinguishment of debt, net of provision                               -                                      -
  for income taxes of $28,000                       50,947                                     50,947

- ----------------------------------------------------------------------------------------------------------------------
Net Income                                      $  185,426       $    52,951              $   325,963      $   141,086
======================================================================================================================

Earnings per shares (Note 3):
  Income before extra ordinary item             $      .03       $       .02             $        .07     $        .04
  Extraordinary item                            $      .01       $       -               $        .01     $       -
- ----------------------------------------------------------------------------------------------------------------------
Net earnings                                    $      .04       $       .02             $        .08     $        .04
======================================================================================================================
Weighted average shares and common
share equivalents outstanding                    4,396,323         3,728,304                4,262,336        3,720,377
======================================================================================================================

                                              See Notes to Financial Statements
                                                                             4


                                                                                              CPI AEROSTRUCTURES, INC.

                                                                                              STATEMENTS OF CASH FLOWS
======================================================================================================================

For the Six Months Ended June 30,                                                            1996               1995
                                                                                                     (Unaudited)
- ----------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                                                            $   325,963       $    141,086
  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                                                            39,867             62,168
    Extraordinary item                                                                      (50,947)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                           (190,359)           954,541
      (Increase) decrease in prepaid expenses and other current assets                       (2,246)            51,904
      Increase in costs and estimated earnings in excess of billings on
       uncompleted contracts                                                               (563,800)        (1,031,482)
      (Increase) decrease in other assets                                                    25,239            (37,330)
      Increase in accounts payable                                                          337,025             17,426
      Increase (decrease) in accrued expenses                                                 3,039           (148,001)
      Increase in income taxes payable                                                        -                105,000
- ----------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) operating activities                               (76,219)           115,312
- ----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                                                        (39,638)            -
- ----------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                             (39,638)            -
- ----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long-term debt and officer note payments                                                 (2,244,619)          (397,459)
Proceeds from exercise of stock options/warrants/private placement                        1,689,662            145,174

- ----------------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                                            (554,957)          (252,285)
- ----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                            (670,814)           136,973

Cash at beginning of year                                                                   998,517          1,796,095
======================================================================================================================
Cash at end of period                                                                   $   327,703       $  1,659,112
======================================================================================================================

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest                                                                            $   131,937       $    259,321
======================================================================================================================
    Income taxes                                                                        $    10,300       $     32,926
======================================================================================================================




                       See Notes to Financial Statements

                                                        CPI AEROSTRUCTURES, INC.

                                       NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


 1. INTERIM The financial statements as of June 30, 1996 and for the six FINANCIAL and three months ended June 30, 1996 and 1995 are unaudited. STATEMENTS In the opinion of the management of the Company, these financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of operations for such interim periods are not necessarily indicative of the results to be obtained for a full year.



   2.  COSTS AND    Costs  and  estimated  earnings  in excess  of  billings  on
       ESTIMATED    uncompleted contracts consist of:
       EARNINGS IN
       EXCESS OF
       BILLINGS ON
       UNCOMPLETED
       CONTRACTS:

                                                                                      June 30, 1996
                               ----------------------------------------------------------------------------------------

                                                                         U.S.
                                                                      Government         Commercial           Total
                               ----------------------------------------------------------------------------------------
                               Costs incurred on uncompleted
                                contracts                                $667,157        $21,194,299        $21,861,456
                               Estimated earnings                         239,528         11,747,120         11,986,648
                               ----------------------------------------------------------------------------------------

                                                                          906,685         32,941,419         33,848,104
                               Less billings to date                      552,273         23,054,641         23,606,914

                               ========================================================================================
                               Costs and estimated earnings
                                in excess of billings on
                                uncompleted contracts                    $354,412         $9,886,778        $10,241,190
                               ========================================================================================



                                                                                      December 31, 1995
                               ----------------------------------------------------------------------------------------

                                                                         U.S.
                                                                      Government         Commercial           Total
                               ----------------------------------------------------------------------------------------

                               Costs incurred on uncompleted
                                contracts                                $631,426        $19,738,969        $20,370,395
                               Estimated earnings                         201,250         10,777,343         10,978,593
                               ----------------------------------------------------------------------------------------

                                                                          832,676         30,516,312         31,348,988
                               Less billings to date                      716,030         20,955,568         21,671,598

                               ========================================================================================
                               Costs and estimated earnings
                                in excess of billings on
                                uncompleted contracts                    $116,646         $9,560,744         $9,677,390
                               ========================================================================================

                                                        CPI AEROSTRUCTURES, INC.

                                       NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
================================================================================



 3. EARNINGS PER The earnings per share calculations are computed by dividing COMMON SHARE: net income, increased by proforma reductions in interest expense (net of tax) resulting from the assumed  exercise of
                    stock  options  and  warrants  and  the  resulting   assumed
                    reduction of outstanding indebtedness, by the weighted average number of common and common equivalent shares outstanding.

                                                        CPI AEROSTRUCTURES, INC.

                  Management's  Discussion and Analysis of Financial Condition
                                                     and Results of Operations
===============================================================================


Material Changes in Results of Operations

The Company's revenues for the three months ended June 30, 1996 were $1,635,874 compared to $1,078,994 for the same period last year, representing an increase of $556,880, or 52%. Revenues for the six month period ended June 30, 1996 were $3,186,493 compared to $2,362,031 for the same period last year, representing an increase of $824,462 or 35%. This increase is due in part to an accelerated delivery schedule of Apron assemblies which the Company builds for Rohr Industries, for use on the MD-90 aircraft. Additionally, revenue from the Company's new military contracts, which it was awarded in late 1995 has begun, as the Company commenced deliveries of spare parts for the C-5 aircraft during the six months ended June 30, 1996. It is anticipated that because of these new contracts, and specifically the increased magnitude of the C-5 contract, the Company's revenues should remain at a higher level than 1995. Commercial aircraft programs represented 76% of total revenues for the six months ended June 30, 1996 compared to 96% for the same period in 1995.

The above statements discussed in this Report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of the Company's products and the other risks detailed from time to time in the Company's SEC reports.

Gross profit increased by $92,058, or 19%, from the three months ended June 30, 1996 to the three months ended June 30, 1995. Gross profit for the six month period ended June 30, 1996 was $1,164,311 compared to $1,058,043 for the same period last year, representing an increase of $106,268 or 10%. Gross profit as a percentage of revenues for the six months ended June 30, 1996 was 37% compared to 45% for the same period last year.

Selling, general, and administrative expenses increased by $51,987 or 18%, from the three months ended June 30, 1995 to the three months ended June 30, 1996. Selling, general and administrative expenses for the six months ended June 30, 1996 were $667,496 compared to $609,605 for the comparable period last year, representing an increase of $57,891 or 9%. Interest expense decreased by $105,546, or 49%, for the six months ended June 30, 1996, primarily attributable to a reduction in debt to Chrysler Capital Corporation, ("Chrysler") and the extinguishment of the Company's debt to Chase Manhattan for the mortgage on its building, which was sold in December, 1995.

The resulting net income for the three months ended June 30, 1996, was $185,426 versus $52,951 for the same period last year. Net income for the six months ended June 30, 1996 was $325,963 compared to $141,086 for the same period last year, representing an increase of $184,877 or 131%. Earnings per share were $.08 for the six months ended June 30, 1996, based upon the weighted average common shares outstanding of 4,262,336 as compared to earnings per share of $.04 for the six months ended June 30, 1995 based upon the weighted average common shares outstanding of 3,720,377.

Material Changes in Financial Condition

At June 30, 1996 and December 31, 1995, the Company had working capital of $10,405,973 and $10,074,056, respectively, an increase of $331,917. This is primarily attributable to the retirement of the Company's debt to Chrysler. On June 19, 1996, the Company completed a $2,050,000 Equity Private Placement. The net proceeds of the offering, along with working capital, were used to eliminate the Company's debt to Chrysler.

                                                        CPI AEROSTRUCTURES, INC.

                  Management's  Discussion and Analysis of Financial Condition
                                                     and Results of Operations
===============================================================================

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

Net cash used in operating activities for the six months ended June 30, 1996 was $76,319. This decrease in cash was primarily the result of net income of $325,963 and an increase in accounts payable of $337,025 and an increase in accrued expenses of $3,039 offset by an increase in costs and estimated earnings in excess of billings of $563,800 and an increase in accounts receivable of $190,359. The Company's continued requirement to incur significant costs in connection with commercial contracts in advance of receipt of associated cash has caused the increase in costs and estimated earnings in excess of billings on uncompleted contracts.

                                                        CPI AEROSTRUCTURES, INC.

===============================================================================



ITEM 6.     Exhibits and Reports on Form 8-K


              a)  No Exhibits

              b) A report on Form 8-K was filed with the Securities and Exchange Commission regarding the Company's June 19, 1996 private placement (the "Private Placement") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended, with Barber & Bronson Incorporated as the Placement Agent. In the Private Placement, the Company issued 82 Units at $25,000 per Unit each Unit consisting of 25,000 Common Shares, $.001 par value per share, and 5-year Common Stock Purchase Warrants to purchase 12,500 Common Shares at $2.00 per share, for total gross proceeds of $2,050,000.

                                                        CPI AEROSTRUCTURES, INC.

===============================================================================



                                   SIGNATURE


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CPI AEROSTRUCTURES, INC.



Dated:    July 25, 1996
                                             By:  /S/ Arthur August
                                                  -------------------------
                                             Arthur August
                                             President
                                             (Principal Executive Officer)



Dated:    July 25, 1996                       By:  /S/  Theodore J. Martines
                                                   -------------------------
                                              Theodore J. Martines
                                              Executive Vice President
                                              (Principal Financial Officer)