Form 10QSB/A
period 1996-06-30
CPI AEROSTRUCTURES INC
filed 1996-08-06
CIK 889348

==============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1




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

                                                        CPI AEROSTRUCTURES, INC.

===============================================================================



ITEM 6.     Exhibits and Reports on Form 8-K


              a)  No Exhibits


              b) A report on Form 8-K was filed with the Securities and Exchange Commission regarding the Company's June 19, 1996 private placement (the "Private Placement") under Regulation D promulgated under the Securities Act of 1933, as amended, of 82 Units (the "Units"), each Unit consisting of 25,000 shares (the "Shares") of common stock, $.001 par value per share (the "Common Stock") of the Company and 5-year Common Stock Purchase Warrants (the "Warrants") to purchase 12,500 shares of Common Stock at $2.00 per share, for a total purchase price of $2,050,000 ($25,000 per Unit), through Barber & Bronson Incorporated, as placement agent (the "Placement Agent"). The net proceeds of the Private Placement, along with working capital, were used to repay all of the Company's indebtedness to Chrysler Capital Corporation. The purchasers were granted certain demand and piggyback registration rights with respect to the shares included in the Units and underlying the Warrants.

                  The Company paid the Placement Agent a selling commission of 10% of the gross proceeds of the Private Placement and a non-accountable expense allowance in an amount equal to 3% of the gross proceeds of the Private Placement. The Company also sold to the Placement Agent, for nominal consideration, five-year warrants (the "Placement Agent Warrants") to purchase 8.2 additional Units at a purchase price of $25,000 per Unit. The Company previously retained the Placement Agent, pursuant to a financial consulting agreement (the "Consulting Agreement"), to provide financial consulting services for a period of 24 months commencing on April 3, 1996, for an aggregate of $72,000 payable at the rate of $3,000 per month. The Placement Agent received five-year warrants to purchase 300,000 shares of Common Stock at an exercise price of $1.00 per share (the "Consulting Warrants"). The Placement Agent has been granted certain demand and piggy back registration rights with respect to the shares of Common Stock underlying the Placement Agent Warrants and the Consulting Warrants. Furthermore, the Consulting Agreement provides for finder's fee arrangements and a three-year right of first refusal for the Placement Agent to serve as the underwriter or placement agent for any future public or private offering effected by the Company.

                  Pursuant to the anti-dilution provisions of the warrants ("Underwriter's Warrants") issued to Whale Securities Co., L.P. ("Whale"), the underwriter of the Company's initial public offering, the number of shares issuable to Whale and its assignees upon issuance of the Underwriter's Warrants was increased from 200,000 to 1,132,076 following various stock issuances by the Company, including but not limited to, the Private Placement.

                                                        CPI AEROSTRUCTURES, INC.

===============================================================================



                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


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