Form 10QSB/A
period 1996-06-30
CPI AEROSTRUCTURES INC
filed 1996-08-12
CIK 889348

==============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-QSB/A
                                 AMENDMENT NO. 2




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

                  Pursuant to the anti-dilution provisions of the warrants ("Underwriter's Warrants") issued to Whale Securities Co., L.P. ("Whale"), the underwriter of the Company's initial public offering, the number of shares issuable to Whale and its assignees upon issuance of the Underwriter's Warrants was increased from 200,000 to 666,038 (as corrected) following various stock issuances by the Company, including but not limited to, the Private Placement.

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