Form 10QSB
period 1996-09-30
CPI AEROSTRUCTURES INC
filed 1996-11-01
CIK 889348

================================================================================


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



                         Telephone number (516) 586-5200
                 (Issuer's Telephone Number Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes X  No
                       ---   ---



The number of shares of common stock, par value $.001 per share, outstanding was 5,778,304 as of October 15, 1996.




===============================================================================

                                                       CPI AEROSTRUCTURES, INC.

                                                                          INDEX
===============================================================================

Part I.  Financial Information:

       Item 1 - Financial Statements:

       Balance Sheets as of September 30, 1996 (Unaudited) and
           December 31, 1995                                               3

       Statements of Income for the Three and Nine Months ended
           September 30, 1996 (Unaudited) and 1995 (Unaudited)             4

       Statements of Cash Flows for the Nine Months ended
           September 30, 1996 (Unaudited) and 1995 (Unaudited)             5

       Notes to Financial Statements (Unaudited)                           6-7

       Item 2 - Management's Discussion and Analysis of
        Financial Condition and Results of Operations                      8-9

Part II.  Other

       Item 6 - Exhibits and Reports on Form 8-K                           10

       Signatures                                                          11

                                                     CPI AEROSTRUCTURES, INC.

                                                               BALANCE SHEETS
=============================================================================

                                                                                     September 30,        December 31,
                                                                                           1996             1995
                                                                                        (Unaudited)
----------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                            $    485,612       $    998,517
  Accounts receivable                                                                     1,629,960          1,565,048
  Costs and estimated earnings in excess of billings on uncompleted                      10,651,431          9,677,390
      contracts (Note 2)
  Other current assets                                                                       62,487            329,199
----------------------------------------------------------------------------------------------------------------------

      Total current assets                                                               12,829,490         12,570,154

Property, Plant and Equipment, net                                                          176,243            196,384

Deferred Income Taxes                                                                       113,000            113,000

Other Assets                                                                                 29,226             75,519

======================================================================================================================
      Total Assets                                                                      $13,147,959        $12,955,057
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                     $  1,432,001       $  1,160,285
  Accrued expenses                                                                          379,136            260,288
  Current portion of long-term debt                                                          11,398            630,525
  Deferred income taxes                                                                     445,000            445,000
----------------------------------------------------------------------------------------------------------------------

      Total current liabilities                                                           2,267,535          2,496,098

Long-term Debt                                                                             -                 1,730,229

----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                   2,267,535          4,226,327
----------------------------------------------------------------------------------------------------------------------

Commitments

Shareholders' Equity:
  Common stock - $.001 par value; authorized 10,000,000 shares,
   5,778,304 and 3,728,304 issued and outstanding, respectively                               5,778              3,728
  Additional paid-in capital                                                              9,101,560          7,436,079
  Retained earnings                                                                       1,773,086          1,288,923
----------------------------------------------------------------------------------------------------------------------

      Total shareholders' equity                                                         10,880,424          8,728,730
----------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity                                        $13,147,959        $12,955,057
======================================================================================================================

                                              See Notes to Financial Statements

                                                      CPI AEROSTRUCTURES, INC.

                                                          STATEMENTS OF INCOME
==============================================================================

                                                 For the Three Months ended                  For the Nine Months Ended
                                                          September 30,                               September 30,
                                                      1996              1995                     1996             1995
----------------------------------------------------------------------------------------------------------------------
                                                         (Unaudited)                                   (Unaudited)
----------------------------------------------------------------------------------------------------------------------
Revenue                                         $1,645,955        $1,097,391               $4,832,448       $3,459,422

Cost of sales                                      989,090           668,213                3,011,272        1,972,201
----------------------------------------------------------------------------------------------------------------------

Gross profit                                       656,865           429,178                1,821,176        1,487,221

Selling, general and administrative                416,695           259,971                1,084,191          869,576
  expenses
----------------------------------------------------------------------------------------------------------------------
Income from operations                             240,170           169,207                  736,985          617,645
----------------------------------------------------------------------------------------------------------------------

Other (income) expense:
  Interest income                                   (4,604)          (24,251)                 (39,256)         (36,896)
  Interest expense                                     573            99,681                  110,024          314,678
----------------------------------------------------------------------------------------------------------------------
Total other expenses, net                           (4,031)           75,430                   70,768          277,782
----------------------------------------------------------------------------------------------------------------------

Income before costs from terminated
acquisition                                        244,201            93,777                  666,217          339,863

Cost of terminated acquisition                         -             187,756                  -  -             187,756
----------------------------------------------------------------------------------------------------------------------
Income (loss) before provision (credit)
  for income taxes and exraordinary item           244,201           (93,979)                 666,217          152,107

Provision (credit) for income taxes                 86,000           (30,000)                 233,000           75,000
----------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item         $  158,201       $   (63,979)            $    433,217     $     77,107

Extraordinary item - gain on early
  extinguishment of debt, net of provision
  for income taxes of $28,000                          -                 -                     50,947             -
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                               $  158,201       $   (63,979)            $    484,164     $     77,107
======================================================================================================================

Earnings per shares (Note 3):
  Income before extra ordinary item             $      .02       $      (.02)            $        .09     $        .02
  Extraordinary item                            $     -          $       -               $        .01     $       -
----------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                             $      .02       $      (.02)            $        .10     $        .02
======================================================================================================================

Weighted average shares and common
share equivalents outstanding                    6,800,444         3,744,566                4,779,027        3,744,482
======================================================================================================================

                                              See Notes to Financial Statements

                                                       CPI AEROSTRUCTURES, INC.

                                                       STATEMENTS OF CASH FLOWS
===============================================================================

For the Nine months Ended September 30,                                                        1996               1995
                                                                                                     (Unaudited)
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                            $   484,164       $     77,107
  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                                                            60,279             93,253
    Extraordinary item                                                                      (50,947)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                            (64,912)           977,252
      Decrease in prepaid expenses and other current assets                                 266,712             53,768
      Increase in costs and estimated earnings in excess of billings on
       uncompleted contracts                                                               (974,041)        (1,207,725)
      Decrease in other assets                                                               46,293             33,496
      Increase in accounts payable                                                          271,397              9,823
      Increase (decrease) in accrued expenses                                                70,113           (147,806)
      Increase in income taxes payable                                                        -                 75,000
----------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) operating activities                               109,058            (35,832)
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

  Purchase of property and equipment                                                        (40,138)            -
----------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                             (40,138)            -
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long-term debt and officer note payments                                                 (2,249,356)          (576,628)
Proceeds from exercise of stock options/warrants/private placement                        1,667,531            145,174

----------------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                                            (581,825)          (431,454)
----------------------------------------------------------------------------------------------------------------------

Net (decrease) in cash                                                                     (512,905)          (467,286)

Cash at beginning of year                                                                   998,517          1,796,095
----------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                    $  485,612        $ 1,328,809
======================================================================================================================

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest                                                                             $  132,509        $   359,551
======================================================================================================================
    Income taxes                                                                         $   12,597        $    32,926
======================================================================================================================

                                              See Notes to Financial Statements

                                                      CPI AEROSTRUCTURES, INC.

                                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
==============================================================================

1. INTERIM FINANCIAL STATEMENTS

   The financial statements as of September 30, 1996 and for the nine and three months ended September 30, 1996 and 1995 are unaudited. In the opinion of the management of the Company, these financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of operations for such interim periods are not necessarily indicative of the results to be obtained for a full year. .

2. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS:

   Costs and estimated earnings in excess of billings on uncompleted contracts consist of:


                                                         September 30, 1996
   ----------------------------------------------------------------------------------------
                                              U.S.
                                           Government         Commercial           Total
   ----------------------------------------------------------------------------------------
   Costs incurred on uncompleted
    contracts                                $769,974        $21,978,553        $22,748,527
   Estimated earnings                         302,380         12,313,644         12,616,024
   -----------------------------------------------------------------------------------------
                                            1,072,354         34,292,197         35,364,551
   Less billings to date                      720,763         23,992,357         24,713,120
   -----------------------------------------------------------------------------------------
   Costs and estimated earnings
    in excess of billings on
    uncompleted contracts                    $351,591        $10,299,840        $10,651,431
   =========================================================================================

                                                          December 31, 1995
   ----------------------------------------------------------------------------------------
                                              U.S.
                                           Government         Commercial           Total
   ----------------------------------------------------------------------------------------
   Costs incurred on uncompleted
    contracts                                $631,426        $19,738,969        $20,370,395
   Estimated earnings                         201,250         10,777,343         10,978,593
   -----------------------------------------------------------------------------------------
                                              832,676         30,516,312         31,348,988
   Less billings to date                      716,030         20,955,568         21,671,598
   ----------------------------------------------------------------------------------------
   Costs and estimated earnings
    in excess of billings on
    uncompleted contracts                    $116,646         $9,560,744         $9,677,390
   =========================================================================================

                                                                             6

                                                      CPI AEROSTRUCTURES, INC.

                                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
==============================================================================

3. EARNINGS PER COMMON SHARE:

   The earnings per share calculations are computed by dividing net income, increased by proforma reductions in interest expense (net of tax) resulting from the assumed exercise of stock options and warrants and the resulting assumed reduction of outstanding indebtedness, by the weighted average number of common and common equivalent shares outstanding.

                                                      CPI AEROSTRUCTURES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
===============================================================================

Material Changes in Results of Operations

The Company's revenues for the three months ended September 30, 1996 were $1,645,955 compared to $1,097,391 for the same period last year, representing an increase of $548,564, or 50%. Revenues for the nine month period ended September 30, 1996 were $4,832,448 compared to $3,459,422 for the same period last year, representing an increase of $1,373,026 or 40%. This increase is due in part to an accelerated delivery schedule of Apron assemblies which the Company builds for Rohr Industries, for use on the MD-90 aircraft. Additionally, revenues were recorded from the Company's new military contracts, which were awarded in late 1995, as the Company commenced deliveries of spare parts for the C-5 aircraft during the nine months ended September 30, 1996. It is anticipated that because of these new contracts, and specifically the increased magnitude of the C-5 contract, that the Company's revenues should remain at a higher level than 1995. Commercial aircraft programs represented 78% of total revenues for the nine months ended September 30, 1996 compared to 95% for the same period in 1995.

The above statements discussed in this Report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of the Company's products and the other risks detailed from time to time in the Company's SEC reports.

Gross profit increased by $227,687, or 53%, from the three months ended September 30, 1995 to the three months ended September 30, 1996. Gross profit for the nine month period ended September 30, 1996 was $1,821,176 compared to $1,487,221 for the same period last year, representing an increase of $333,955 or 22%. Gross profit as a percentage of revenues for the nine months ended September 30, 1996 was 38% compared to 43% for the same period last year.

Selling, general, and administrative expenses increased by $156,724 or 60%, from the three months ended September 30, 1995 to the three months ended September 30, 1996. Selling, general and administrative expenses for the nine months ended September 30, 1996 were $1,084,191 compared to $869,576 for the comparable period last year, representing an increase of $214,615 or 25%. Interest expense decreased by $204,654, or 65%, for the nine months ended September 30, 1996, primarily attributable to a reduction in debt to Chrysler Capital Corporation, ("Chrysler") and the extinguishment of the Company's debt to Chase Manhattan for the mortgage on its building, which was sold in December, 1995.

The resulting net income for the three months ended September 30, 1996, was $158,201 versus a net loss of $63,979 for the same period last year. Net income for the nine months ended September 30, 1996 was $484,164 compared to $77,107 for the same period last year, representing an increase of $407,057 or 528%. Earnings per share were $.10 for the nine months ended September 30, 1996, based upon the weighted average common shares outstanding of 4,779,027 as compared to earnings per share of $.02 for the nine months ended September 30, 1995 based upon the weighted average common shares outstanding of 3,744,482.

Material Changes in Financial Condition

At September 30, 1996 and December 31, 1995, the Company had working capital of $10,561,955 and $10,074,056, respectively, an increase of $487,899. This is primarily attributable to the retirement of the Company's debt to Chrysler. On June 19, 1996, the Company completed a $2,050,000 Equity Private Placement. The net proceeds of the offering, along with working capital, were used to eliminate the Company's debt to Chrysler.

                                                      CPI AEROSTRUCTURES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
===============================================================================


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

Net cash provided by operating activities for the nine months ended September 30, 1996 was $109,058. This increase in cash was primarily the result of net income of $484,164 and an increase in accounts payable of $271,397 and an increase in accrued expenses of $70,113 and a decrease in prepaid expenses and other current assets of $266,712 offset by an increase in costs and estimated earnings in excess of billings of $974,041 and an increase in accounts receivable of $64,912. The Company's continued requirement to incur significant costs in connection with commercial contracts in advance of receipt of associated cash has caused the increase in costs and estimated earnings in excess of billings on uncompleted contracts.

                                                      CPI AEROSTRUCTURES, INC.

===============================================================================

ITEM 6.     Exhibits and Reports on Form 8-K

            a)  No Exhibits

            b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three month period ended September 30, 1996.

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

                                        CPI AEROSTRUCTURES, INC.



Dated:  November 1, 1996
        --------------------            By:  /s/ Arthur August
                                             ----------------------------
                                             Arthur August
                                             President
                                             (Principal Executive Officer)



Dated:  November 1, 1996                By:  /s/ Theodore J. Martines
        --------------------                 -------------------------------
                                             Theodore J. Martines
                                             Executive Vice President
                                             (Principal Financial Officer)