Form 10KSB40
period 1996-12-31
CPI AEROSTRUCTURES INC
filed 1997-03-25
CIK 889348

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended         December 31, 1996
                                  -----------------

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from ______________ to _________________

                         Commission file number 1-11398

                            CPI AEROSTRUCTURES, INC.
                 (Name of Small Business Issuer in Its Charter)

            New York                                            11-2520310
---------------------------------                           -------------------
(State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)


200A Executive Drive, Edgewood, New York                           11717
-----------------------------------------                        ----------
(Address of Principal Executive Offices)                         (Zip Code)

                                 (516) 586-5200
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                               Name of Each Exchange on Which
         Title of Each Class                     Each Class is Registered
         -------------------                   ------------------------------
                   None                                   None

              Securities registered under Section 12(g) of the Act:

                     Common Stock, $.001 par value per share
                    -----------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
                                  Yes   X    No
                                      -----     ------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

         The issuer's revenues for it's most recent fiscal year were $6,769,712.

         The aggregate market value of the 4,781,710 shares of voting stock held by non-affiliates computed by reference to the closing price at which the stock was sold on March 3, 1997 was $9,563,420.

         As of March 3, 1997, the Issuer had 5,876,710 shares of Common Stock, $.001 par value, outstanding.

         Transitional Small Business Disclosure Format:     Yes        No   X
                                                                -----     ------

Item 1.  DESCRIPTION OF BUSINESS

         (a)      Business Development

         CPI Aerostructures, Inc. (the "Company") is engaged in contract production of structural aircraft parts and sub-assemblies for the commercial and military sectors of the aircraft industry. The Company's operations consist primarily of incorporating component aircraft parts supplied by third parties into complex sub-assemblies to satisfy specific customer requirements and precision certification standards. In connection with its commercial assembly operations, the Company provides engineering, technical and program management services to its customers.

         The Company was incorporated under the laws of the State of New York in January 1980 under the name Composite Products International, Inc. The Company changed its name to Consortium of Precision Industries, Inc. in April 1989 and to CPI Aerostructures, Inc. in July 1992. In September 1992, the Company completed its initial public offering in which it sold 1,190,000 units, with the Company receiving net proceeds of approximately $4,600,000. Between October 7, 1994 and January 17, 1995 (the redemption date), the Company received net proceeds of approximately $2,861,000 from the exercise of 1,183,070 public warrants. On June 19, 1996 the Company completed a $2,050,000 private placement consisting of 2,050,000 Common Shares, at $1.00 per share, and 1,025,000 warrants to purchase 1,025,000 Common Shares at $2.00 per share.

         Certain statements discussed in this Report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of the Company's products, the timing of commercial and government funding approvals, and the other risks detailed from time to time in the Company's SEC reports.

         (b)      Business of Issuer

         The aircraft industry is comprised of two distinct markets: commercial and military. Sales of the Company's commercial aircraft products accounted for an increasing portion of the Company's revenues until the Company completed its transition from military to commercial work in 1992. In March 1993, Management determined that the Company would have to diversify its operations outside of the aerospace industry in view of significant economic setbacks in such industry. The Company subsequently entered into letters of intent to acquire three separate companies, but did not complete any of such acquisitions. In late 1995, the Company was awarded two significant new aerospace contracts. Although the Company's growth does not depend on diversification, the Company evaluated possible acquisitions during 1996 and continues to do so. The
Company currently has no agreements, understandings or arrangements with respect to any acquisition. See "Diversification Program" below and "Item 3. Legal Proceedings."

         The Company is engaged in contract production of structural aircraft parts and sub-assemblies for the commercial and military sectors of the aircraft industry. The following table sets forth information relating to the approximate dollar amounts and percentages of the Company's revenues from the commercial and military sectors of the aircraft industry:


                                                              Years Ended
                                         December 31,                             December 31,
                                            1995                                     1996
                                  -------------------------                -------------------------
                                                        (Dollar amounts in thousands)
Commercial                        $4,369          93.3%                    $5,120              75.6%
Military                             315           6.7                      1,650              24.4
                                  ------         ------                    ------             -----
  Total................           $4,684         100.0%                    $6,770             100.0%
                                  ------         ------                    ------             ------


Products

         The Company's principal commercial aircraft products include aprons, spars and lower pan assemblies, which are structures used to attach jet engine housings to aircraft.

         The Company's products are sub-assemblies (a series of parts fitted together to form a complex aerodynamic structure). These products are incorporated into jet engine housings (nacelles) by the Company's customers or aircraft manufacturers to form final aircraft assemblies. The Company's products are custom designed and developed to fit precise certification standards imposed by the Company's customers and applicable regulatory bodies. Due to the critical functions served by the Company's products, sub-assemblies are often manufactured using durable, heat-resistant, and/or light-weight metals, including titanium, inconel and various metal alloys containing similar properties.

         Apron assemblies are panels that function as the aerodynamic surface between pylons and nacelles. As of December 31, 1996, the Company had delivered two engineering prototypes, three development units, six flight test units and 102 (62 during 1996) production units of an apron assembly to Rohr Industries, Inc. ("Rohr") for the McDonnell Douglas MD-90, a 150-200 seat jet aircraft which received FAA certification in November 1994.

         Pan assemblies are structures connected to the rear end of pylons. Spars are fabricated components of the pylon that are connected to nacelles. Spars and lower pan assemblies are produced under Rohr's production program for the Boeing 757, an existing 200 seat jet aircraft. The Boeing 757 received FAA certification in December 1982.

         Aft fairing assemblies are the exterior portion of a pylon. The Company produces aft assemblies and portions of the upper forward section of the pylon under an agreement with Mitsui & Co. (U.S.A.) as agent for Shin-Meiwa Industry Co., Ltd., a Japanese aerospace firm, in connection with the production of the McDonnell Douglas MD-11 Tri-jet, an existing 250 to 275 seat jet aircraft. The McDonnell Douglas MD-11 received FAA certification in November 1991.

         The Company also assembles structural replacement parts for military aircraft, including spoilers, flaps, ducts, skins and doors. Spoilers and flaps are aerodynamic panels attached to the wings of an aircraft that enable an aircraft to ascend and brake during takeoff and landing. Ducts are open panels to enable free airflow within an aircraft. Skins are the outer layer of an aircraft. In late 1995, the Company announced the award of two significant contracts with the United States Air Force to supply parts for the C-5 Aircraft and the A-10 Aircraft. The Company has the capabilities to produce additional aircraft products for both commercial and military applications.

Customers and Contracts

         Commercial

         Pursuant to long-term agreements with Rohr, a leading commercial aircraft supplier of nacelles, the Company operates as a subcontractor under Rohr's production programs with The Boeing Company and McDonnell Douglas Corporation. In June 1994, Rohr sold its corporate jet business to the Nordam Corporation ("Nordam") and the Company's agreement with Rohr concerning the Hawker 1000 was transferred to Nordam. Through December 31, 1996, most of the Company's revenues attributable to the commercial sector of the aircraft industry were derived from the three contracts and purchase orders each originally with Rohr, as described below. For the years ended December 31, 1995 and 1996, sales of the Company's products to Rohr/Nordam accounted for approximately 89% and 75%, respectively, of the Company's revenues. During 1995 and 1996, approximately 4.2% and 1.1%, respectively, of the Company's revenues were derived from sales to Shin-Meiwa.

         Generally, the Company's agreements with Rohr, Mitsui and Nordam provide that the price for products is subject to annual adjustment calculated in accordance with an escalation formula that is based on statistics published by the United States Department of Labor, which account primarily for industry costs for labor and materials. In addition, the agreements contain repricing provisions which adjust the price under certain circumstances as a result of changes in the scope, design, quantity or delivery schedule provisions.

         The Company's agreements with Rohr and Nordam contain provisions that allow termination of such contracts at will, in whole or in part, at the convenience of the customer and generally provide that the customer must reasonably compensate the Company for work performed through the termination date. The Company's agreement with Nordam to provide pylons was terminated by Nordam in September 1995, in accordance with such terms, as described below. There can be no assurance that Rohr or Nordam will maintain any of its remaining contracts with the Company at current levels. Termination of any of the Company's other contracts by Rohr or Nordam would have a material adverse effect on the Company.

         In May 1990, the Company entered into an agreement with Rohr, pursuant to which the Company agreed to provide Rohr with pan assemblies in connection with production of the Boeing 757 jet aircraft. The agreement, as revised, obligates the Company to deliver a total of 296 units to Rohr for a fixed aggregate base price of $2,545,000 and entitles Rohr to order additional assemblies at negotiated prices. As of December 31, 1995 and 1996 the Company had delivered 248 and 296 assemblies, respectively, to Rohr. Rohr has provided the Company with all special purpose tooling necessary to produce such assemblies. The Company completed production and delivery of the balance of the currently ordered assemblies under this agreement by the end of 1996. The Company also provides Rohr with spars for use in connection with production of the Boeing 757 aircraft pursuant to purchase orders submitted to the Company from time to time by Rohr. As of December 31, 1996, Rohr had ordered an aggregate of 721 spars, for an aggregate purchase price of $2,263,000, and the Company had delivered 721 spars to Rohr (80 during 1996) as of December 31, 1996.

         For the years ended December 31, 1995 and 1996, approximately 19% and 4%, respectively, of the Company's revenues were derived from the sale of pan assemblies and spars under this program. The Boeing 757 is an existing airplane which the Company believes

Boeing will continue to produce based on Boeing's reported backlog.

         In March 1991, the Company entered into an agreement with Rohr, pursuant to which the Company agreed to provide Rohr with apron assemblies and related components in connection with production of the McDonnell Douglas MD-90 jet aircraft. The Company delivered 34 production units during 1995. As of December 31, 1996, the Company had delivered an aggregate of two engineering prototypes, three development units, six flight testing units and 102 production units (62 during 1996). During the years ended December 31, 1995 and 1996, approximately 57% and 58%, respectively, of the Company's revenues were derived from this program. McDonnell Douglas completed FAA certification for this aircraft at the end of 1994. Under the Company's agreement, the Company must deliver an annual average minimum of three and an annual average maximum of 12 apron assemblies per month until at least 1,000 apron assemblies are delivered. The agreement obligates the Company to deliver an aggregate of 1,000 apron assemblies to Rohr at a fixed aggregate base price (originally contracted in 1991 unescalated dollars) of $22,000,000 and entitles Rohr to purchase up to an additional 1,000 apron assemblies at a price to be negotiated. Due to modifications in the design of the apron, the price of the production units has increased significantly.

         The above agreement provides that the Company was obligated to pay for non-recurring costs of up to a maximum of approximately $1,700,000, subject to adjustment by mutual agreement to reflect design changes. In November 1994, due to delivery stretch-outs which would have extended the number of years before the Company would have recovered its amortized investment, the Company negotiated with Rohr for advanced payment of such investment at a net present value of $1,200,000. This amount was paid to the Company in two installments in December 1994 and January 1995. Payment to the Company was made in exchange for the Company's release of all claims for schedule delays and the Company's transfer of title in the tooling to Rohr and all proprietary rights relating to the products.

         In October 1988, the Company entered into an agreement with Rohr, which contract was sold to Nordam, pursuant to which the Company agreed to provide Nordam with pylons (structures which attach nacelles to the wing or fuselage), engine mounts and all related sub-assemblies and components for use in connection with production of the Hawker 1000 Executive Jet, an existing eight to ten seat aircraft. For the years ended December 31, 1995 and 1996, approximately 14% and 12%, respectively, of the Company's revenues were derived under this program. The original agreement obligated the Company to deliver a total of 300 pylons to Nordam at a fixed aggregate base price (in 1988 unescalated dollars) of $10,300,000. The agreement further provided that Nordam was obligated to reimburse the Company for all non-recurring costs incurred by the Company to design and fabricate tooling required to produce the product, plan and prepare initial documentation, and develop prototypes. The Company was amortizing an aggregate of $1,815,900 of non-recurring costs over the first 300 pylons (150 ship-sets) delivered to Nordam by attributing a portion of each payment it receives to recover such costs.

         The Company had delivered 140 pylons (70 ship-sets) to Nordam, none however, since the second quarter of 1993, when Rohr advised the Company of a delivery stretch out on the Hawker 1000 program. To compensate the Company for this production delay, Rohr agreed to reimburse the Company for the balance of the non-recurring investment in this program, which balance of $1,242,975 was received during 1994. Additionally, the Company negotiated an agreement with Rohr for Rohr to partially purchase residual pylon inventory for $727,200 the full amount of which was received during 1994. In September 1995, the Company received notice from Nordam of a termination of CPI's contract with Nordam for the manufacture of pylons. The portion of the contract relating to the manufacture of engine mounts has not been terminated, and sales of engine mounts are expected to continue under the contract. The engine mounts for this jet are also common to other executive jets and may be used for other executive jets.

         The Company recorded a charge against cost of sales of approximately $1,473,000 (using the percentage of completion method of accounting) during the fourth quarter of 1995, but also negotiated a termination payment with Nordam, which had a positive impact on the Company's cash flow. The amount of the termination payment was $750,000 and was received in November, 1996.

         In May 1992, the Company commenced production of aft fairing assemblies for Shin-Meiwa Industry Co., Ltd. ("Shin-Meiwa"), a Japanese aerospace firm. On December 10, 1992, the Company executed an agreement with Mitsui & Co. (U.S.A.), Inc., as agent for Shin-Meiwa to produce aft fairing assemblies in connection with the production program for the McDonnell Douglas MD-11. The Company's current arrangement with Shin-Meiwa provides for the Company to assemble products using tooling and component parts provided by Shin-Meiwa. The contract provides for the delivery of 251 pieces for an aggregate of approximately $1,590,000. As of December 31, 1995 and 1996, the Company had delivered 141 and 155, respectively, fairing assemblies pursuant to purchase orders. The Company expects to deliver 10 new or reworked units in 1997.

Military

         The Company supplies structural aircraft parts and sub-assemblies to the military under prime contracts with several branches of the United States Government. For the years ended December 31, 1995 and 1996, 7% and 24%, respectively, of the Company's revenues were derived from military contracts. The increased level of revenues from the military sector resulted from contracts awarded by the Air Force in late 1995 and late 1996.

         On September 19, 1995, the Company was awarded a contract by the United States Air Force for the A-10 Aircraft program. The Company will produce leading edge panels for such aircraft. The total award amount is approximately $3,074,000, with all deliveries expected to be completed during 1999.

         On September 22, 1995, the Company was awarded a contract by the United States Air Force for the C-5 Aircraft program. The Company is producing structural supports, plates and brackets, mount assemblies, air deflectors, mounting blocks, hinge brackets, plate assemblies, fairings, landing gear door assemblies and panel assemblies for such aircraft. As of March 3, 1997, the total contract value is $4,396,000 with additional orders anticipated, although no assurances can be given as to any additional orders.

         As of December 31, 1995 and 1996, the Company had eight and nine military contracts, respectively, in various stages of completion. Contract terms are generally one to two years. Product prices under these contracts are fixed. Each contract obligates the Company to deliver a specific quantity of units according to specified delivery schedules. Each contract contains repricing clauses which adjust the fixed price for each product delivered in the event that the government requests design, quantity or schedule changes for products. The Company generally provides its own tooling to produce products under military contracts. The Company typically recovers all of its tooling costs under a contract following the delivery of the first unit produced. For contracts with an aggregate dollar amount in excess of $100,000 the Company is generally entitled to receive progress payments to cover approximately 90% of the Company's total costs at the time of the request.

         Pursuant to military contracts, the Company provides a warranty which covers defects in materials and workmanship for products delivered to the government. The warranty provides for the replacement or repair of defective products. The Company is not required under its contracts to carry liability insurance. Such contracts incorporate by reference the Federal Acquisition Regulations (FAR) which provide that the government generally acts as a self-insurer for loss of or damage to property that occurs after acceptance of delivered products and results from defects or deficiencies of the products.

Production and Assembly

         The Company's assembly operations consist primarily of incorporating component aircraft parts supplied by third parties into complex sub-assemblies to satisfy specific customer requirements and precision certification standards. The Company subcontracts production of component parts in its assembly operations, which are shaped, formed, welded and/or machined to specified configurations. This allows the Company to avoid additional costs of extensive manufacturing and production facilities, parts fabrication and expensive capital equipment. The Company's employees process component parts to add drilling, routing, boring and other processes prior to assembly. Components are placed, attached and incorporated into final assemblies by Company-trained personnel. The Company's operations are generally conducted on a five-day basis with single shifts.

         The Company packages its products in accordance with specifications for shipment to its customers. The Company's customers are generally responsible for arranging product shipment by common carrier.

Marketing

         To date, substantially all of the Company's commercial marketing activities have been conducted by members of management. Such activities have consisted primarily of personal contact with potential customers.

         The Company's sales cycle, which generally commences at the time a prospective customer issues a request for proposal and ends upon execution of a contract with the customer, typically ranges from six months to one year. A portion of the Company's commercial marketing efforts involves responding to requests from potential contractors. The Company obtains military contracts for its products and services through the process of competitive bidding.

Backlog

         The Company produces custom sub-assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate contract values under basic ordering agreements or for production orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation. All of the Company's backlog is subject to termination at will and rescheduling, without significant penalty. As of December 31, 1996 and 1995, the Company's backlog was approximately $49 million and $50 million, respectively.

         Of the Company's backlog at December 31, 1996, approximately 86% and 14% is attributable to commercial and military contracts, respectively. Approximately $8 million (16%) of the Company's backlog at December 31, 1996 is scheduled for delivery during the year ending December 31, 1997.

Raw Materials, Suppliers and Manufacturers

         The Company makes extensive use of metals, including, titanium, inconel, steel, aluminum and alloys as raw materials in the production of its products. Rod, bar tubing and extrusions made of aluminum, steel and titanium and other materials such as rubber and adhesives are also utilized. The Company's decision to purchase certain raw materials is generally based on required specifications of its customers. The Company purchases all of its supply of metals and other raw materials pursuant to purchase orders from third party distributors who purchase raw materials from original manufacturers located throughout the United States. While the Company attempts to maintain alternative sources of supply for the Company's raw materials and believes that alternative sources are currently available for most of such materials, the Company's business is subject to the risk of price fluctuations and periodic delays in delivery of raw materials.

         The Company subcontracts production of substantially all component parts incorporated into its products to third party manufacturers under firm fixed price orders. Accordingly, the Company is substantially dependent on the ability of such manufacturers, among other things, to meet stringent performance and quality specifications and to conform to delivery schedules. The Company believes that the risk, if any, inherent in this arrangement is minimal. The Company's decision to purchase certain components is generally based upon whether such components are available to meet required specifications and at a cost and delivery consistent with customer requirements. The Company generally solicits numerous sources for its supplies before making a decision to purchase components. The Company, from time to time, is required to purchase custom made parts from sole suppliers and manufacturers in order to meet specific customer requirements. To date, the Company has not experienced material delays in connection with obtaining custom parts.

         The Company generally does not maintain supply agreements with its suppliers or manufacturers and purchases raw materials and component parts pursuant to purchase orders in the ordinary course of business. The Company believes that the supplies of materials through the end of 1997 will be adequate.

Competition

         The markets for the Company's products are highly competitive. The Company competes with numerous well-established foreign and domestic subcontractors engaged in the supply of aircraft parts and assemblies to the commercial sector of the aircraft industry, including Northrop Grumman Corporation, Aeronca, Inc., Shin-Meiwa and other subcontractors throughout the world. The Company also faces competition from foreign and domestic prime contractors, including Nordam, all of whom possess greater resources than the Company, thereby permitting such companies to implement extensive production programs in response to orders from aircraft manufacturers. The market for large commercial jet aircraft is dominated by The Boeing Company, McDonnell Douglas Corporation and Airbus Industries, which typically contract production of assemblies to a limited number of large commercial contractors. Consequently, the Company's ability to increase market penetration in the commercial sector may be limited by the relatively limited number of prime contractors in this market.

         The Company competes on the basis of price, development and production capabilities and service. To the extent possible, the Company seeks to limit its operations to the assembly of complex sub-assemblies while subcontracting production of component parts, which allows the Company to avoid the significant costs associated with maintaining capital equipment. The Company believes that by subcontracting production of component parts and providing engineering, technical and program management services to prime contractors, it has enhanced its competitive position in the commercial aircraft market.

         In addition, the Company faces competition from numerous military subcontractors. The Company competes for military contracts on the basis of price. The Company is able to obtain military contracts that are "set-aside" for small businesses.

Government Regulation

         The Company is subject to regulations administered by the United States Environmental Protection Agency, the Occupational Safety and Health Administration, various state agencies and county and local authorities acting in cooperation with Federal and state authorities. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use and release of certain hazardous chemicals and substances. The extensive regulatory framework imposes compliance burdens and risks on the Company. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose civil and criminal fines in the case of violations.

         The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") imposes strict, joint and several liability on the present and former owners and operators of facilities which release hazardous substances into the environment. The Resource Conservation and Recovery Act of 1976 ("RCRA"), regulates the generation, transportation, treatment, storage and disposal of hazardous waste. In New York, the handling, storage and disposal of hazardous substances is governed by the Environmental Conservation Law, which contains the New York counterparts of CERCLA and RCRA. In addition, the Occupational Safety and Health Act, which requires employers to provide a place of employment that is free from recognized and preventable hazards that are likely to cause serious physical harm to employees, obligates employers to provide notice to employees regarding the presence of hazardous chemicals and to train employees in the use of such substances.

         The Company's operations require the use of a limited amount of chemicals and other materials for painting and cleaning, including solvents and thinners, that are classified under applicable laws as hazardous chemicals and substances. The Company has obtained a permit from the Town of Islip, New York, Building Division in order to maintain a paint booth containing flammable liquids.

         The Company believes that it is in substantial compliance with all federal, state and local laws and regulations governing its operations and has obtained all material licenses and permits required for the operations of its business.

Warranty

         Pursuant to all of the Company's commercial contracts, the Company warrants that products will strictly conform to all specifications provided by the customer and will be free from defects in material and workmanship for a specified period (ranging from one to four years). The Company's liability is limited to repair or replacement of defective products. Notwithstanding such limitation, the Company agreed to indemnify the customers for any costs, damages, expenses or other loss or liability incurred or paid (including reasonable attorneys' fees) arising out of asserted claims for property damage, personal injury or death, or any other damages, including claims of consequential loss and breach of contract as a result of, among other things, the performance of work, products or workmanship, provided that such claims do not arise as a result of the sole fault of the customers.

         Pursuant to military contracts, the Company provides a warranty which covers defects in materials and workmanship for products delivered to the government. The warranty provides for the replacement or repair of defective products. The Company is not required under its contracts to carry liability insurance. Such contracts incorporate by reference the Federal Acquisition Regulations (FAR) which provide that the government generally acts as a self-insurer for loss of or damage to property that occurs after acceptance of delivered products and results from defects or deficiencies of the products.

Insurance

         The Company maintains a $2 million general liability insurance policy, a $10 million products liability insurance policy, and a $5 million umbrella liability insurance policy, which it believes is adequate coverage for the types of products presently marketed. The Company generally warrants its products to be free from defects in materials, workmanship and manufacturing processes for a specified period, ranging from one to four years from the date of shipment.

Proprietary Information

         None of the Company's current assembly processes or products are protected by patents. The Company relies on proprietary know-how and confidential information and employs various methods to protect the processes, concepts, ideas and documentation associated with its products. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such processes, concepts, ideas and documentation. The Company has registered the name CPI Aerostructures and its logo as trademarks.

Employees

         As of March 3, 1997, the Company employed 25 full-time employees including its two executive officers, and two part-time employees, as compared with 22 full-time employees and two part-time employees as of December 31, 1995. The 25 full-time employees include two engaged in engineering and design, one engaged in marketing, eight engaged in assembly operations, three engaged in quality control/assurance, three engaged in technical support, one engaged in contracts administration, five engaged in procurement and accounting and two engaged in administration. The Company also employs temporary personnel with specialized disciplines on an as-needed basis. None of the Company's employees are members of unions. The Company believes that its relations with its employees are good.

Diversification Program

         The aircraft industry experienced significant down-sizing commencing in early 1993. Management determined in March 1993 that the Company should diversify its operations outside of the aerospace industry. Consequently, in November 1993, the Company entered into a letter of intent to acquire a manufacturer of telecommunications towers. The letter of intent, however, was terminated as the Company was unable to enter into a definitive merger agreement by December 31, 1993.

         On July 14, 1994, the Company entered into a letter of intent with Valentec International Corporation ("Valentec") to acquire substantially all of the assets and the related liabilities of four operating divisions of Valentec. The four operating divisions were involved in the design and manufacture of components for automotive applications, precision parts for computers, medical prosthesis applications, and ordnance products for the domestic and international munitions market. The Company commenced due diligence but was unable to arrive at a purchase price and the letter of intent was terminated for the parties' failure to enter into a definitive purchase agreement by December 20, 1994, as amended. See "Item 3. Legal Proceedings."

         On August 24, 1995 the Company signed a letter of intent to merge with VTX Electronics Corporation ("VTX") of Farmingdale, New York, a value added specialty distributor of electronic components and cable. On October 27, 1995, the Company announced that it had terminated merger discussions with VTX pursuant to the terms of the letter of intent. See "Item 3. Legal Proceedings."

         The Company continues to review candidates for potential acquisitions; however, following the award of significant new aerospace contracts, Management does not believe that the Company's future growth depends on diversification. The Company currently has no agreements, understandings or arrangements with respect to any acquisition.

Item 2.           DESCRIPTION OF PROPERTY

         The Company's executive offices and production facilities are situated in an approximate 25,000 square foot building located at

200A Executive Drive, Edgewood, New York 11717. The Company occupies this facility under a lease with an unaffiliated landlord, which commenced on December 1, 1995 and ends on March 31, 1999. The current monthly base rental is $13,046, plus common area costs, increasing to $13,451, plus common area costs, over the term of the lease. The Company believes that its facilities are adequate for its current needs.

         In December 1995, the Company sold its land and facilities in Ronkonkoma, New York which resulted in a substantial reduction of debt. See "Item 6. Management's Discussion and Analysis."

Item 3.           LEGAL PROCEEDINGS

         On or about November 22, 1995, the Company commenced an action in the Supreme Court of the State of New York, County of Nassau, against VTX Electronics Corp. alleging breach of a contract signed between the parties on August 24, 1995. CPI seeks damages in the amount of $400,000. Defendant VTX answered and counterclaimed for $150,000. The matter was in the discovery phase before VTX filed for bankruptcy protection in January, 1997 under Chapter 11 of the Bankruptcy Code.

         On December 26, 1995, the Company commenced an action in the Supreme Court of the State of New York, County of New York, against Valentec International Corporation ("Valentec") and Price Waterhouse LLP ("PW"), alleging breach of contract and unjust enrichment against both, and a separate fraud claim against Valentec. CPI seeks damages of $62,500. Defendant Valentec has answered and counterclaimed for $49,000 in alleged legal fees.

         On October 17, 1996 the Court denied Valentec and PW's motion to dismiss the Company's lawsuit. The motion was one of forum non- conveniens where the defendants claimed the suit should have been brought in California. The Company intends to notice the defendants for trial with limited discovery.

         In July, 1996 Rickel & Associates, Inc. ("Rickel"), former consultants to the Company, commenced an action in the Supreme Court of the State of New York, County of New York against the Company. Rickel alleged breach of a Consulting Agreement dated January 26, 1995 pursuant to which Rickel alleged it is owed $70,000 and is entitled to 120,000 stock options which the Company has cancelled. The Company denied the allegations, claimed that Rickel did not perform as required under the Consulting Agreement, and that Rickel fraudulently induced the Company to enter into the Consulting Agreement.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.


                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's securities have been traded in the over-the-counter market and listed on the National Association of Securities Dealers Automated Quotation SmallCap Market ("Nasdaq/SmallCap") since December 22, 1995, and quoted on the Nasdaq National Market System and traded on the Boston Stock Exchange prior to such date, beginning on September 16, 1992. The Company's Units, each consisting of one share of Common Stock and one Common Stock warrant traded under the NASDAQ symbol CPIAU until January 19, 1993; the Common Stock trades under the NASDAQ symbol CPIA and the Warrants traded under the NASDAQ symbol CPIAW. The Warrants were traded until January 12, 1995 when they were redeemed.

         The following tables set forth for the last two fiscal years, the range of high and low trade prices of the Company's Common Stock for the periods indicated, as reported by NASDAQ.

NASDAQ
Security        Period                         High                 Low
--------        ------                         ----                 ---
                1995
                ----
Common          January 1 -
Stock           March 31, 1995                 $5 5/8               $1 3/4

                April 1 -
                June 30, 1995                  $2 1/2               $1 5/16

                July 1 -
                September 30, 1995             $1 7/8               $ 15/16

                October  1-                    $1 7/16              $1
                December 31, 1995

                1996                           High                 Low
                ----                           ----                 ---
                January 1 -
                March 31, 1996                 $1 9/16              $  3/4

                April 1 -
                June 30, 1996                  $3 3/8               $1 1/16

                July 1 -
                September 30, 1996             $4                   $1 5/8

                October 1 -
                December 31, 1996              $2 13/16             $1 7/8

                1997
                ----
                January 1 -
                February 28, 1997              $2 7/16              $1 3/4


         On March 3, 1997, the closing sale price for the Company's Common Stock on the NASDAQ SmallCap Market was $2.00.

         On March 3, 1997, there were 161 holders of record of the Company's Common Stock. The Company reasonably believes that there are in excess of 400 beneficial holders of its Common Stock.

Dividend Policy

         To date, the Company has not paid any dividends on its Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition and other relevant factors. The Board of Directors does not intend to declare any cash or other dividends in the foreseeable future, but instead intends to retain earnings, if any, for use in the Company's business operations. See "Item 6. Management's Discussion and Analysis - Financing Arrangements."

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing under Item 7 of this Report.

General

         Consistent with industry practice, the Company uses the percentage of completion method of accounting for its business. Under this method, the Company recognizes revenues as costs are incurred under its contracts, measured by the percentage of actual costs incurred to date against estimated total costs. Under the Company's commercial contracts, the Company does not receive cash payments until products are shipped. Accordingly, revenues may be recognized by the Company even though associated cash payments have not been received. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance may result in revisions to costs and income, which are recognized in the period in which revisions are determined to be required. The Company's recorded revenues may be written-off in later periods in the event the Company's cost estimates prove to be inaccurate or a contract is terminated.

Results of Operations

Year Ended December 31, 1996 as Compared to the Year Ended December
31, 1995

         The Company's revenues for the year ended December 31, 1996 ("1996") were $6,770,000 compared to $4,684,000 for the year ended December 31, 1995 ("1995"), representing an increase of $2,086,000, or 45%. This increase is due in part to an accelerated delivery schedule of apron assemblies which the Company builds for Rohr Industries, for use on the MD-90 aircraft. Additionally, revenues were recorded from the Company's new military contracts, which were awarded in late 1995. During 1994, the Company began manufacturing for production under the MD-90 program, increasing delivery rates to three units per month in January 1995, and four units per month in January 1996. As of December 31, 1996, the Company had delivered 102 production units out of a total contract of 1,000. The Company's largest contract with Rohr for the McDonnell Douglas MD-90 provided that the Company may recover only a portion of its non-recurring costs in the event of termination prior to delivery of a certain minimum number of aprons. In November 1994, the Company negotiated with Rohr for an advance payment of the amortized investment of approximately $1,700,000. In view of delivery "stretch-outs," it would have been several years before the Company would have recovered its non-recurring costs. The Company received the net present value of its investment in two installments of $600,000 each in December 1994 and January 1995. In February 1992, the Company entered into an agreement with Kaiser Compositek ("Kaiser") (formerly Wyman Gordon Composites), a subcontractor, to provide the Company with panels used in connection with the aprons on the MD-90. Kaiser and its subcontractor have completed the non-recurring portion of such agreement estimated to be approximately $520,000. Notwithstanding the Company's agreement with Rohr for advanced payment of its non-recurring costs, in accordance with the Company's agreement with Kaiser, the Company was required to begin payment of Kaiser's non-recurring costs in November 1994, to be amortized over the production cycle.

         Commercial aircraft programs represented approximately 76% of total revenues for 1996, as compared to 93% for 1995.

         Gross profit for 1996 was $2,590,000 compared to $420,000 for 1995, representing an increase of $2,170,000, or 517%. The low level of gross profit in 1995 was attributable primarily to the termination of the pylon portion of the Company's contract with Nordam for the Raytheon Hawker 1000. This resulted in a charge against cost of sales of approximately $1,473,000 based on its impact on past revenues using the percentage of completion method of accounting. The Company reached a settlement with Nordam concerning the Ratheon Hawker 1000, resulting in a cash payment to CPI of $750,000 in November, 1996, with a non-cash charge against earnings of approximately $371,000 in the fourth quarter of 1996. Gross profit as a percentage of revenues for 1996 was 38%, compared to 9% for 1995, representing an increase of 29 percentage points. This increase in gross profit percentage was attributable primarily to the termination of the pylon contract in 1995.

         Selling, general and administrative expenses for 1996 were $1,751,000 compared to $1,168,000 for 1995, representing an increase of $583,000, or 50%. This increase is primarily attributable to a non-cash charge of $371,000 for a write-off of accounts receivable related to the pylon termination settlement. Selling, general and administrative expenses as a percentage of revenues for 1996 and 1995 were 26% and 25%, respectively. Interest expense for 1996 was $111,000, compared to $391,000 for 1995, representing a decrease of $280,000 or 72%. The decrease is attributable to a substantial reduction of debt during both 1995 and 1996, primarily from the Company's repayment of its loans from Chrysler Capital Corporation ("Chrysler").

         The net income for 1996 was $504,000 compared to a net loss of $1,080,000 for 1995, representing an increase in net income of $1,584,000. The loss in 1995 was attributable primarily to (i) the termination of the pylon contract which resulted in the inclusion in cost of sales of a non-cash expense of $1,473,000 for a write-off of revenue which was previously required to be recognized under the percentage of completion method of accounting and (ii) the sale of the Company's facilities which resulted in a non-cash, non-operating loss of $496,000 representing the excess of the Company's basis in the facility over the net proceeds from the sale thereof. See "Liquidity and Capital Resources" for a description of the use of proceeds from the sale of the facility.

         Earnings per share were $.09 per share for 1996 based on the weighted average shares and common share equivalents outstanding of 6,417,824, as compared to loss per share of $.29 for 1995, based on the weighted average shares outstanding of 3,724,373.

Liquidity and Capital Resources

         The Company has financed its working capital requirements during the past two years through proceeds received from the exercise of warrants, a June 1996 Private Placement (the "1996 Placement") and from operations. A large portion of the Company's cash has been used for costs incurred on various commercial contracts that are in process. These costs are components of "Costs and estimated earnings in excess of billings on uncompleted contracts" and represents the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms. The Company's continued requirement to incur significant costs, in advance of receipt of associated cash for commercial contracts has caused an increase in the gap between aggregate costs and earnings and the related billings to date.

         Net cash provided by operating activities for 1996 was $588,000, as compared to net cash used in operating activities of $271,000 for 1995. This increase in cash was primarily attributable to net income of $504,000, an increase in deferred taxes of $346,000, a decrease in accounts receivable of $1,316,000 and a decrease in other current assets of $248,000, offset by an increase in costs and estimated earnings in excess of billings of $2,029,000.

         Net cash used in financing activities was $642,000 in 1996, as compared to net cash used in financing activities of $1,738,000 in 1995. The Company received $1,608,000 from the 1996 Placement. The Company repaid long term debt of $2,324,000 in 1996, as compared to $1,841,000 in 1995. The Company received $105,000 from the exercise of stock options and warrants in 1996, as compared to the receipt of $145,000 from the exercise of warrants in 1995. Included in long-term debt repayments were principal payments to Chrysler of $1,040,000 for 1995. Net cash used in investing activities of $45,000 for 1996 resulted from the Company's purchase of property and equipment.

         On December 15, 1995 the Company sold its land and building in Ronkonkoma, New York to an unaffiliated third party. The aggregate purchase price of $1,249,000 was used by the Company to pay $743,000 to retire its industrial revenue bonds and $400,000 to reduce the Company's outstanding indebtedness to Chrysler.

         As a result of the foregoing the Company's cash at December 31, 1996 decreased by $99,000 from the prior year to $900,000.

         The working capital requirements of the Company vary by market and with each major contract. The requirements have been financed primarily through borrowings and proceeds from the Company's initial public offering, warrant exercise, and 1996 private placement.

         In the commercial market the Company is sometimes required to incur significant non-recurring costs to design and fabricate tooling required to produce the product, plan and prepare initial documentation and develop prototypes.

Financing Arrangements

         On September 28, 1989, the Company entered into a term loan and revolving line of credit (the "Loan Agreement"), as amended, with Chrysler. At December 31, 1995, there was an aggregate of approximately $2,324,000 owed to Chrysler under the Loan Agreement, as amended. Interest was payable monthly in arrears at 2% above the prime rate of The Chase Manhattan Bank, N.A.

         In connection with the Company's sale of its land and facilities, the Company entered into a Note Consolidation and Extension Agreement dated as of November 1, 1995 (the "1995 Extension Agreement") with Chrysler. This agreement was conditioned upon Chrysler receiving $400,000 from the Company's real property sale which occurred in December 1995. Pursuant to the 1995 Extension Agreement; the maturity date of the loan was extended from November 1, 1996 to January 31, 1997; the maturity date of the $430,000 Warrant Note was extended from November 1, 1996 to January 31, 1997; the two existing mortgage notes were consolidated into a Consolidated Note dated as of November 1, 1995 in the aggregate principal amount of $784,000. The Second Amended and Restated Revolving Credit Note to evidence the loan in the principal amount of $1,510,183 was extended to January 31, 1997. The Consolidated Note, the Second Amended and Restated Revolving Credit Note and the Warrant Note each bore interest payable monthly in arrears at 2% above the prime rate and were collateralized by the Company's assets as previously pledged. An aggregate of $1,939,779 of indebtedness to Chrysler was repaid from the net proceeds of the 1996 Placement plus working capital. The loan agreement was terminated and all liens and security interests in the Company, as well as the pledge of Management's personal shareholdings, were released.

         On September 17, 1996, the Company announced that the Chase Manhattan Bank, N.A. (the "Bank") has become its new senior lender. The agreement with the Bank provides a line of credit which will be used for working capital and other corporate purposes as needed. The Company has available up to $1,000,000 under the line of credit, subject to limits based on amounts of accounts receivable and inventory, as defined. As of December 31, 1996, there was no outstanding balance on this line of credit.

         Inflation

         Inflation has historically not had a material effect on the Company's operations.

Item 7.           FINANCIAL STATEMENTS

         This information appears following Item 13 of this Report and is incorporated herein by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


                  None

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:

         Name                          Age                  Position
         ----                          ---                  --------

Arthur August (1)                      62                 Chairman of the Board
                                                          of Directors,
                                                          President, Chief
                                                          Executive Officer and
                                                          Director

Theodore J. Martines (1)(2)            64                 Executive Vice
                                                          President, Secretary/
                                                          Treasurer and Director

Stanley Wunderlich(1)(2)               48                 Director

Walter Paulick (1)(2)                  50                 Director



(1) Member of Compensation Committee.

(2) Member of Audit Committee.


         Arthur August, a founder of the Company, has been the Chairman of the Board, President, Chief Executive Officer and a director since January 1980. From 1956 to 1979, Mr. August was employed by Northrop Grumman Corporation ("Grumman"), an aerospace products manufacturer, where he last held the position of Deputy Director. Mr. August holds a degree in Aeronautical Engineering from the Academy of Aeronautics (1956), a B.S. degree in Industrial Management from
C. W. Post College (1963), a Masters degree in Engineering from New York University (1965) and is a graduate of the Program for Management Development at the Harvard Graduate School of Business (1977).

         Theodore J. Martines has been the Executive Vice President, Secretary/Treasurer and a director of the Company since December 1984. From 1957 to 1983, Mr. Martines was employed by Grumman where he last held the position of Director of Contracts and Business Analysis. From 1955 to 1957, Mr. Martines was employed by

Sperry (Unisys) Corp. as a design engineer. Mr. Martines holds a degree in Mechanical Engineering from Stevens Institute of Technology and an MBA degree from Adelphi University.

     Stanley Wunderlich has been a Director of the Company since November 1995. He has served as Corporate Development Consultant to the Company since January 1995. Mr. Wunderlich is currently the Chairman of Consulting for Strategic Growth, Ltd., a financial consulting company. From November 1992 to May 1994, Mr. Wunderlich was the Chairman of Renaissance Group, Ltd., a financial consulting company. From May 1991 to October 1992, Mr. Wunderlich served as a Managing Director of Robert Todd Financial. From January 1990 to April 1991, Mr. Wunderlich was a Managing Director of American Fund Advisors, Inc. From March 1987 to May 1989, Mr. Wunderlich was employed by J.T. Moran & Co. as a Managing Director. From April 1977 to March 1987, Mr. Wunderlich was a founder and principal of Krieger, Wunderlich & Co., Inc., a financial consulting company.

         Walter Paulick has been a director of the Company since April 1992. Mr. Paulick is currently a self employed financial consultant. From 1982 to November 1992, Mr. Paulick was a Vice President of Parr Development Company, Inc., a real estate development company. From 1980 to 1982, Mr. Paulick was employed by Key Bank, where he last held the position of Vice President. From 1971 to 1980, Mr. Paulick was a Vice President of National Westminster U.S.A.

         All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors currently receive no cash compensation for serving on the Board of Directors. Directors receive stock options and reimbursement of reasonable expenses incurred as compensation for attending meetings. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

         The Company has agreed, for a period of five years ending September 16, 1997, if so requested by Whale Securities Co., L.P., to nominate and use its best efforts to elect a designee of the underwriter as a director of the Company, or at the underwriter's option, as a non-voting advisor to the Company's Board of Directors. The Company's officers, directors and their affiliates who hold approximately 23.0% of the outstanding shares of Common Stock of the Company, have agreed to vote their shares in favor of such designee. The underwriter has not yet exercised its right to designate such a person.

Compliance with 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the fiscal year ended December 31, 1996, all filing requirements applicable to its Officers, Directors and greater than ten percent beneficial owners were complied with.

Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company, a small business issuer, during the fiscal years ended December 31, 1996, 1995 and 1994, by the Company's Chief Executive Officer and the Company's only other executive officer whose total compensation exceeded $100,000.

                                      Annual Compensation                          Long Term Compensation
                                      -------------------                          ----------------------
                                                                                         Awards                   Payouts
                                                                                         ------                   -------

(a)                    (b)      (c)             (d)          (e)         (f)             (g)          (h)           (i)

                                                                                                      Long-term
                                                             Other       Restrict-                    Incent-
Name                                                         Annual      ed                           ive
and                                                          Compen-     Stock           Options/     Plan          All
Principal                                                    sation      Award(s)        SARs         Payouts       Other
Position               Year     Salary($)       Bonus($)     ($)         ($)             ($)          ($)           Compensation
--------               ----     ---------       --------     --------    ---------       --------     -------       ------------

Arthur August,         1996     $271,148       $12,611         -0-          -0-             -0-          -0-            -0-
Chief Executive        1995     $256,281          -0-          -0-          -0-             -0-          -0-            -0-
 Officer and           1994     $193,306        $4,354         -0-          -0-             -0-          -0-            -0-
  President

Theodore J.            1996     $164,211        $5,044         -0-          -0-             -0-          -0-            -0-
Martines,              1995     $153,988          -0-          -0-          -0-             -0-          -0-            -0-
Executive Vice         1994     $116,479        $1,742         -0-          -0-             -0-          -0-            -0-
President and
  Director

               Aggregated Option/SAR Exercises in Last Fiscal Year
                            and FYE Option/SAR Values

(a)                                      (b)              (c)              (d)                        (e)

                                                                                                        Value of
                                                                           Number of                  Unexercised
                                                                           Unexercised                In-The-Money
                                         Shares                            Options/SARs at            Options/SARs
                                         Acquired                          FYE(#)                     at FYE ($)
                                         on Exer-         Value            Exercisable/               Exercisable/
Name                                     cise (#)         Realized         Unexercisable (1)          Unexercisable
----                                     --------         --------         -----------------          -------------
Arthur August                               -0-              -0-             100,000/-0-                   -0-/-0-
Theodore J. Martines                        -0-              -0-             80,000/-0-                    -0-/-0-

(1) On January 26, 1995, the Board of Directors re-granted to Messrs. August and Martines 50,000 and 40,000 of these options, respectively, exercisable at $3.00 per share, the then current fair market value. These options were previously exercisable at $5.00 per share.

         The Company has no long-term incentive plan awards.

Directors' Compensation

         Directors currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. However, the Company's two non-officer directors each received stock options from the Company, in 1996 and 1997 to purchase 5,000 shares of Common Stock.
See "Stock Options" below.

Employment Agreements

         Messrs. August and Martines are employed by the Company as Chairman of the Board, President and Chief Executive Officer; and Executive Vice President, Secretary and Treasurer; respectively, pursuant to employment agreements which expire on September 15, 1998. The employment agreements, entered into effective September 16, 1995, provide Messrs. August and Martines with annual base salaries of $251,942, and $157,464, respectively, during the first year, which increased at a rate of 8% per annum in the second and third years. Pursuant to their employment agreements, Mr. August and Mr. Martines are entitled to receive an annual bonus equal to 2.5% and 1% respectively, of the Company's net income for the years ending December 31, 1995, 1996 and 1997. No bonuses were paid in 1995 and bonuses of $12,611 and $5,044 were paid to Messrs. August and Martines, respectively, for 1996.

         The agreements provide that during the term of employment with the Company, and for a period of one-year thereafter, the employees will not compete with the Company or engage in any activities that would interfere with the performance of their duties as employees of the Company. The agreements provide that the Company will maintain hospital and health insurance benefits for the employee following retirement.

Employee Benefit Plans

         On February 1, 1991, the Board of Directors adopted a Qualified Sick Pay Plan (the "QSP Plan") which covers full-time executive officers and managers. The QSP Plan provides covered employees with an income during periods of disability due to sickness or injury and is funded through the purchase of disability income insurance policies.

         On September 11, 1996 the Company's Board of Directors approved a motion to institute a fully-qualified 401(k) Employees Savings Plan. The plan is totally voluntary, and employee contributions to the plan commenced on October 1, 1996. Inherent in the plan is a company option to make voluntary contributions to the account of its employees. On January 17, 1997, the Company exercised that option and made a contribution to the plan, which has been accounted for as an expense in the 1996 financial statements of the Company.

Stock Options

         1995 Employee Stock Option Plan

         The Company has granted options under the 1995 Employee Stock Option Plan (the "1995 Option Plan"), which currently authorized the grant of 300,000 options, to purchase an aggregate of 251,000 shares of Common Stock, at exercise prices ranging from $1.06 to $3.00 per share, to certain employees, executive officers, and directors of the Company including: five-year options to purchase an aggregate of 100,000 shares of Common Stock granted to Arthur August, Chairman of the Board of Directors, Chief Executive Officer and President; five year options to purchase 40,000 shares of Common Stock to Theodore J. Martines, Executive Vice President; five-year options to purchase an aggregate of 35,000 shares of Common Stock to Stanley Wunderlich, a Director; five year options to purchase 5,000 shares of Common Stock to Walter Paulick, a Director; and five-year options to 14 non-executive officer employees to purchase an aggregate of 71,000 shares of Common Stock. As of March 3, 1997, options to purchase 237,500 shares were outstanding and options to purchase an additional 49,000 shares were available, under the 1995 Option Plan.

         1992 Employee Stock Option Plan

         As of the date of this Report, a total of 318,500 options have been granted under the Company's 1992 Employee Stock Option Plan (the "1992 Plan"); 70,001 have been forfeited; options to purchase an aggregate of 216,335 shares of Common Stock remain outstanding; and 1,501 shares remain eligible for the grant of options. Outstanding options are held by 15 different persons including options to purchase: 50,000 shares held by Arthur August, exercisable at $3.00 per share; 40,000 shares held by Theodore Martines, Executive Vice President, exercisable at $3.00 per share and 40,000 shares exercisable at $1.31 per share; 5,000 shares held by Walter Paulick, a director, exercisable at $3.00 per share, 5,000 shares exercisable at $1.00 per share and 5,000 shares exercisable at $2.00 per share; 5,000 shares held by Stanley Wunderlich, a Director, exercisable at $2.00 per share and 5,000 shares held by Craig Sakin, a former director, exercisable at $3.00 per share.

         Other Options

         In October 1994, the Company granted an option to purchase
10,000 shares at $3.00 per share (as amended) to a consultant. On January 26, 1995, the Company granted an option to purchase 120,000 shares of Common Stock at $3.00 per share to Rickel and Associates, in consideration of business consulting services to be performed for the Company. This option was cancelled in April 1996, because of Rickel & Associates' non-performance and is the subject of a lawsuit. See "Item 3. Legal Proceedings." In January 1995 the Company also granted an option to purchase 30,000 shares of Common Stock to Stanley Wunderlich as a consultant for financial advisory services at $3.00 per share. An option to Mr. Wunderlich was granted in January 1996 to purchase 30,000 shares of Common Stock exercisable at $1.06 per share, of which 11,500 options were exercised by Mr. Wunderlich in December 1996. Mr. Wunderlich became a director of the Company in November 1995. See "Item 12. Certain Relationships and Related Transactions." An option to purchase 20,000 shares of Common Stock was issued to the Company's counsel in April 1995 exercisable at $2.00 per share.

Item 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

         The following table sets forth, as of the date hereof, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each Director, (iii) each executive officer named in the Summary Compensation Table and (iv) all Directors and executive officers as a group:


Name and Address                           Shares                Percent of
of Beneficial Owner                Beneficially Owned(2)       Common Stock(3)
-------------------                ---------------------       ---------------
Arthur August (1)                    1,110,000   (4)            18.4% (5)

Theodore J. Martines(1)                245,000   (6)(7)          4.1% (8)

Walter Paulick                          20,000   (9)                   *

Stanley Wunderlich                      53,500   (10)                  *

All Directors and                    1,428,500   (11)          23.0% (12)
Executive Officers
as a group (four persons)


*       Less than 1%

(1) The business address of such person is care of the Company, 200A Executive Drive, Edgewood, New York 11717.

(2) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them, subject to community property laws, where applicable.
           A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised.

(3) Unless otherwise indicated, based on 5,876,710 shares issued and outstanding.

(4) Includes 150,000 shares of Common Stock which Mr. August has the right to acquire within 60 days upon exercise of options granted pursuant to both of the Company's 1992 Employee Stock Option Plan and the 1995 Employee Stock Option Plan.

           Excludes an aggregate of 100,000 shares of Common Stock owned by Mr. August's children or held in trust for Mr. August's grandchildren, and 9,000 shares of Common Stock owned by Mr. August's wife, all of which shares Mr. August disclaims beneficial ownership.

(5) Assumes, pursuant to Rule 13d-3(d)(1) of the Exchange Act, that there are 6,026,710 shares of Common Stock outstanding.

(6) Includes 120,000 shares of Common Stock which Mr. Martines has the right to acquire within 60 days upon exercise of options granted pursuant to both of the Company's 1992 Employee Stock Option Plan and its 1995 Employee Stock Option
           Plan.

(7) Excludes 75,000 shares of Common Stock owned by Mr. Martines' wife and an aggregate of 60,000 shares of Common Stock held in trust for three children and two grandchildren of Mr. Martines, as to all of which shares Mr. Martines disclaims beneficial ownership.

(8) Assumes, pursuant to Rule 13d-3(d)(1) of the Exchange Act, that there are 5,986,710 shares of Common Stock outstanding.

(9) Includes 20,000 shares of Common Stock which Mr. Paulick has the right to acquire within 60 days upon exercise of options granted pursuant to the Company's 1992 Employee Stock Option Plan.

(10) Includes 18,500 shares of Common Stock which Mr. Wunderlich has the right to acquire within 60 days upon exercise of non-qualified stock options granted outside the Company's Stock Option Plans and 35,000 shares of Common Stock which Mr. Wunderlich has the right to acquire within 60 days upon exercise of non-qualified stock options granted pursuant to the Company's 1995 Employee Stock Option Plan.

(11)       Includes an aggregate of 150,000, 120,000, 20,000 and 53,500 shares of Common Stock which the individuals included in the group have the right to acquire within 60 days upon exercise of options granted pursuant to the Company's 1992 and 1995 Stock Option Plans.

(12) Assumes pursuant to Rule 13d-3(d)(1) of the Exchange Act, that there are 6,210,210 shares of Common Stock outstanding.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For information concerning employment agreements with, compensation of, and stock options granted to the Company's executive officers and directors, see "Item 10. Executive Compensation -- Employment Agreements; and Stock Options."

         As of January 1, 1996, the Company entered into a consulting agreement with Stanley Wunderlich, a director of the Company. The agreement terminates on December 31, 1997, unless sooner terminated on sixty days notice of either party. Pursuant to the agreement, Mr. Wunderlich provides the Company with financial advisory consulting services including, but not limited to, assisting with financial public relations, arranging meetings with securities analysts and money managers, rendering advice with regard to changes in the capitalization or corporate structure of the Company, and advising the Company in connection with potential mergers or acquisitions. In consideration for these services, Mr. Wunderlich is compensated at the rate of $5,000 per month, including reasonable expenses. In addition, as further compensation for these consulting services, Mr. Wunderlich was granted an option to purchase 30,000 Common Shares exercisable at $1.06 per share, the then current fair market value.

Item 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits

  3.1 Certificate of Incorporation of the Registrant, as amended.(1)

  3.2             Amended and Restated  By-Laws of the Registrant.(1)

  4.1 Form of Underwriter's Warrants issued to the Underwriter.(1)

  4.2             Form of Registration Rights Agreement dated June 17,
                  1996. (9)

  4.3             Form of Subscription Agreement. (9)

  4.4             Form of Placement Agent Warrants dated June 17, 1996 (9)

  4.5             Form of Consultant's Warrants dated April 3, 1996 (9)

  4.6             Form of Redeemable Common Share Purchase Warrant dated
                  June 17, 1996. (9)

 10.1 Employment Agreement between Registrant and Arthur August dated September 15, 1995. (8)

 10.2             Employment Agreement between Registrant and Theodore J.
                  Martines dated September 15, 1995. (8)

 10.3             1992 Stock Option Plan. (1)

 10.4             1995 Employee Stock Option Plan.

 10.5 Rohr Basic Purchase Agreement dated October 5, 1988 for PW300 Pylon Assembly on BAC 125-100 Executive Jet.(1)

 10.6 Rohr Basic Purchase Agreement dated March 12, 1991 for Apron Assembly on McDonnell Douglas MD-90.(1)

 10.7 Rohr Basic Purchase Agreement dated May 8, 1990 for Boeing 757 Lower Pan Assembly.(1)

 10.8             Form of military contract.(1)

 10.9 Purchase Orders and Agreement with subcontractor, Wyman Gordon Composites, for the McDonnell Douglas MD-90.(1)

 10.10 Memorandum of Agreement Concerning Select Supplier Program dated January 30, 1990 by and between the Company and Rohr Industries, Inc.(1)

 10.11            Registrant's Sick Pay Plan.(1)

 10.12 Basic Agreement for Sub-Assembly dated December 10, 1992 by and between the Registrant and Mitsui & Co. (U.S.A.), Inc.(2)

 10.13 Lock-Up/Modification Agreement dated September 24, 1994 by and between the Company and Whale Securities Co., L.P.
                  (6)

 10.14 First Amendment to BPA MD-90-AP-91-CPI by and between the Company and Rohr, Inc. for MD90 V2500 Apron Assembly. (6)

 10.15 Lease dated November 15, 1995 by and between the Company and Heartland Rental Properties Partnership for the Company's facilities in Edgewood, New York. (8)

 10.16 Contract of Sale dated July 1995, between the Company and Triangle Electronics Group, Inc. for sale of the Company's facilities in Ronkonkoma, New York. (8)

 10.17 Solicitation Contract dated September 19, 1995 from the Department of the Air Force. (8)

 10.18 Solicitation Contract dated September 22, 1995 from the Department of the Air Force. (8)

 10.19 Consulting Agreement between the Company and Stanley Wunderlich dated as of January 1, 1996. (8)

 10.20 Placement Agent Agreement dated May 10, 1996 between the Company and the Placement Agent. (9)

 10.21 Financial Consulting Agreement dated April 3, 1996 between the Company and the Placement Agent. (9)

*10.22 Financial Consulting Agreement dated September 11, 1996 between the Company and Andreas Zigouras.

*10.23 Line of Credit Agreement dated September 15, 1996 between the Company and The Chase Manhattan Bank.

*10.24 Termination letter dated June 28, 1996 between Chrysler Capital Corporation and the Company.

 11.1             Statement regarding computation of per share earnings.(2)

 16.1             Letter on change in certifying accountant. (7)

 21.1             Subsidiaries of the Registrant. (None)


*Filed with this Annual Report on Form 10-KSB.

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-49270) declared effective on September 16, 1992 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for December 31, 1992 and incorporated herein by reference.

(3) Filed as an exhibit to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1 (No. 33-49270) declared effective on October 26, 1993 and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for December 31, 1993 and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Registration Statement on

Form SB-2 (No. 33-83150) declared effective October 7, 1994 and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Annual Report on Form 10- KSB for December 31, 1994 and incorporated herein by reference.

(7) Filed as exhibit to the Company's Current Report on Form 8-K for April 29, 1994, as amended, and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Annual Report on Form 10- KSB for December 31, 1996, as amended, and incorporated herein by reference.

(9) Filed as an exhibit to the Company's Current Report of Form 8-K for June 19, 1996 and incorporated herein by reference.

         (b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                                        CPI AEROSTRUCTURES, INC.


                                                   INDEX TO FINANCIAL STATEMENTS
==============================================================================









Independent Auditor's Report                                                F-1


Financial Statements:

   Balance Sheet as of December 31, 1996                                    F-2

   Statement of Operations for the Years Ended
             December 31, 1996 and 1995                                     F-3

   Statement of Shareholders' Equity for the Years Ended
             December 31, 1996 and 1995                                     F-4

   Statement of Cash Flows for the Years Ended
             December 31, 1996 and 1995                                     F-5

   Notes to Financial Statements                                     F-6 - F-13

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
CPI Aerostructures, Inc.


We have audited the accompanying balance sheet of CPI Aerostructures, Inc. as of December 31, 1996 and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CPI Aerostructures, Inc. as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
New York, New York

February 10, 1997

                                                        CPI AEROSTRUCTURES, INC.



                                                                                                         BALANCE SHEET
======================================================================================================================

December 31, 1996
----------------------------------------------------------------------------------------------------------------------

ASSETS (Note 9)

Current Assets:
  Cash and cash equivalents (Note 1)                                                                       $   899,798
  Accounts receivable (Note 1)                                                                                 248,838
  Costs and estimated earnings in excess of billings on uncompleted contracts
   (Notes 1, 4 and 12)                                                                                      11,706,261
  Prepaid expenses and other current assets                                                                     80,743
----------------------------------------------------------------------------------------------------------------------

      Total current assets                                                                                  12,935,640

Property and Equipment, net (Notes 1 and 5)                                                                    160,037

Other Assets                                                                                                    29,226

======================================================================================================================
      Total Assets                                                                                         $13,124,903
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                                         $ 1,292,859
  Accrued expenses                                                                                             118,193
  Deferred income taxes (Note 8)                                                                               741,000
----------------------------------------------------------------------------------------------------------------------

      Total current liabilities                                                                              2,152,052

Deferred Income Taxes (Note 8)                                                                                  27,000

----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                                      2,179,052
----------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies  (Notes 7, 11 and 13)

Shareholders' Equity (Notes 2 and 10):
  Common stock - $.001 par value; authorized 10,000,000 shares,
   issued and outstanding 5,876,710 shares                                                                       5,877
  Additional paid-in capital                                                                                 9,146,628
  Retained earnings                                                                                          1,793,346
----------------------------------------------------------------------------------------------------------------------

      Total shareholders' equity                                                                            10,945,851

======================================================================================================================
      Total Liabilities and Shareholders' Equity                                                           $13,124,903
======================================================================================================================



                                               See Notes to Financial Statements


                                                                                               STATEMENT OF OPERATIONS
======================================================================================================================

Year ended December 31,                                                                      1996                 1995
----------------------------------------------------------------------------------------------------------------------

Revenue (Note 1)                                                                       $6,769,712          $ 4,684,378

Cost of sales (Note 1)                                                                  4,179,823            4,264,071
----------------------------------------------------------------------------------------------------------------------

Gross profit                                                                            2,589,889              420,307

Selling, general and administrative expenses (Note 1)                                   1,751,064            1,168,134
----------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                                             838,825             (747,827)
----------------------------------------------------------------------------------------------------------------------

Other (income) expense:
  Interest income                                                                         (36,724)             (77,858)
  Interest expense                                                                        110,631              391,377
  Loss on sale of building                                                                     -               496,071
  Costs of terminated acquisitions (Note 3)                                                    -               223,671
  Other income                                                                             (6,558)             (42,243)
----------------------------------------------------------------------------------------------------------------------
Total other expenses, net                                                                  67,349              991,018
----------------------------------------------------------------------------------------------------------------------

Income (loss) before provision (benefit) for income taxes and
 extraordinary item                                                                       771,476           (1,738,845)

Provision (benefit) for income taxes                                                      318,000             (577,000)
----------------------------------------------------------------------------------------------------------------------

Income (loss) before extraordinary item                                                   453,476           (1,161,845)

Extraordinary item - gain on early extinguishment of debt (Note 2)                         50,947               81,475

======================================================================================================================
Net income (loss)                                                                       $ 504,423          $(1,080,370)
======================================================================================================================

Earnings (loss) per share (Note 1):
  Income (loss) before extraordinary item                                                $ .08             $      (.31)
  Extraordinary item                                                                       .01                     .02
======================================================================================================================
Net earnings (loss) (Note 10)                                                            $ .09             $      (.29)
======================================================================================================================

Weighted average shares and common share equivalents outstanding                        6,417,824            3,724,373
======================================================================================================================


                                               See Notes to Financial Statements


                                                                                     STATEMENT OF SHAREHOLDERS' EQUITY
======================================================================================================================

Years ended December 31, 1995 and 1996
----------------------------------------------------------------------------------------------------------------------

                                                                                                                Total
                                          Common                           Paid-in          Retained     Shareholders'
                                          Shares            Amount         Capital          Earnings           Equity
----------------------------------------------------------------------------------------------------------------------

Balance at January 1, 1995                3,670,234         $3,670        $7,290,960      $ 2,369,293     $  9,663,923

Net loss                                         -              -                 -        (1,080,370)      (1,080,370)

Shares issued upon exercise
 of stock warrants                           58,070             58           145,119               -           145,177

----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995              3,728,304          3,728         7,436,079        1,288,923        8,728,730

Net income                                       -              -                 -           504,423          504,423

Shares issued upon exercise
 of stock options                            13,500             14            14,576               -            14,590

Shares issued through  private
 placement (Note 2)                       2,050,000          2,050         1,606,043               -         1,608,093

Shares issued upon exercise of stock
 warrants                                    84,906             85            89,930               -            90,015

======================================================================================================================
Balance at December 31, 1996              5,876,710         $5,877        $9,146,628      $ 1,793,346      $10,945,851
======================================================================================================================




                                               See Notes to Financial Statements
                                      F-4



                                                                                               STATEMENT OF CASH FLOWS
======================================================================================================================

Year ended December 31,                                                                        1996               1995
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                                     $   504,423        $(1,080,370)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                                                            81,648            124,339
    Deferred taxes                                                                          346,000           (336,000)
    Loss on sale of land and building                                                                          496,071
    Extraordinary item                                                                      (78,947)           (81,475)
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                          1,316,210           (104,288)
      Decrease  (increase) in prepaid expenses and other current assets                     248,456           (154,107)
      (Increase) decrease in costs and estimated earnings in excess of billings on
       uncompleted contracts                                                             (2,028,871)           820,022
      Decrease in other assets                                                               46,293             23,217
      Increase in accounts payable                                                          222,574             12,748
      (Decrease) increase in accrued expenses                                               (69,695)             8,352
----------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) operating activities                                 588,091           (271,491)
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                                                        (45,301)           (36,292)
  Proceeds from sale of land and building                                                        -           1,248,581
----------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) investing activities                                 (45,301)         1,212,289
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of long-term debt                                                            (2,324,184)        (1,841,128)
  Principal payments under capital lease obligations                                        (30,023)           (42,425)
  Proceeds from exercise of stock warrants                                                   90,015            145,177
  Proceeds from exercise of stock options                                                    14,590                 -
  Proceeds from private placement, net of costs of private placement of $442,000          1,608,093                 -
----------------------------------------------------------------------------------------------------------------------
        Net cash used in financing activities                                              (641,509)        (1,738,376)
----------------------------------------------------------------------------------------------------------------------

Net decrease in cash                                                                        (98,719)          (797,578)

Cash at beginning of year                                                                   998,517          1,796,095
======================================================================================================================
Cash at end of year                                                                    $    899,798       $    998,517
======================================================================================================================


Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                                                                           $    133,000       $    432,000
======================================================================================================================
    Income taxes                                                                      $      13,000      $      34,000
======================================================================================================================


                                               See Notes to Financial Statements
                                      F-5

                                                        CPI AEROSTRUCTURES, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


   1.  PRINCIPAL BUSINESS     The Company's operations consist of the design and
       ACTIVITY AND SUMMARY   production of complex aerospace structural
       OF SIGNIFICANT         subassemblies under government and commercial
       ACCOUNTING POLICIES:   contracts. The length of the Company's contracts
                              varies but is typically between 1 and 2 years for U.S. government contracts and up to 10 years for commercial contracts.

                              Revenue recognition is based on the percentage of completion method of accounting for long-term contracts, measured by the percentage of total costs incurred to date to estimated total costs for each contract. Contract costs include all direct material, labor costs, tooling and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Selling, general and administrative costs are charged to expense as incurred. Estimated losses on uncompleted contracts are recognized in the period in which such losses are determined. Changes in job performance may result in revisions to costs and income and are recognized in the period in which revisions are determined to be required. In accordance with industry practice, costs and estimated earnings in excess of billings on uncompleted contracts, included in the accompanying balance sheet, contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year. The Company's recorded revenue may be adjusted in later periods in the event that the Company's cost estimates prove to be inaccurate or a contract is terminated.

                              During 1995, the Company received formal notification from Nordam Corporation that it was terminating the pylon portion of its contract with the Company. This partial termination resulted in the Company adjusting previously recorded revenue by approximately $1,473,000. The effect of this adjustment is included in cost of sales in 1995. In 1996 the Company negotiated the final settlement of this terminated contract which resulted in an additional adjustment of approximately $371,000. The effect of this adjustment in 1996 is included in selling, general and administrative expenses. The Company received $750,000 in 1996 in final settlement of this terminated contract.

                              The Company considers all highly liquid debt instruments with original maturities not exceeding three months to be cash equivalents. Cash equivalents consist primarily of U.S. Treasury Bills and commercial paper at December 31, 1996. The Company's cash balances, at times, exceed federally insured limits.

                              Property and equipment is stated at cost.
                              Depreciation and amortization is provided for using the straight-line method over the estimated useful lives of the related assets.

                              Substantially all of the Company's accounts receivable are with four customers.

                              The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management. Actual results could differ from these estimates.

                              Loss per share in 1995 is computed by dividing net loss by the weighted average common and common equivalent shares outstanding. In 1996, earnings per share reflects the maximum dilution that would have resulted from the exercise of stock options and warrants added to the weighted average number of shares after adding back interest, net of income taxes, and adjusting for the 20% limitation on the number of shares purchased under the treasury stock method.

                              In 1996 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. In accordance with the provisions of SFAS No. 123, the Company has elected to apply APB Opinion 25 and related interpretations in accounting for its stock options issued to employees and, accordingly, does not recognize additional compensation cost as required by the new principle. The Company, however, has provided the pro forma disclosures as if the Company had adopted the cost recognition requirements (see Note 10).


  2.  PRIVATE PLACEMENT:      On June 19, 1996, the Company announced it had
                              completed a $2,050,000 private placement of its equity securities. This placement consisted of 82 units, costing $25,000 each. Each unit was comprised of 25,000 shares of common stock, and 12,500 common stock purchase warrants. Each warrant enables the holder to purchase one additional share of common stock at an exercise price of $2 per share. The warrants may not be exercised more than five years from the date of issuance. The Company filed a registration statement, which was declared effective on August
                              29, 1996, to register the warrants and the shares of common stock issued in the private placement.
                              The net proceeds of this offering were used, along with working capital, to extinguish long-term debt of the Company held by Chrysler Capital
                              Corporation. This resulted in an extraordinary gain of $50,947, net of $28,000 of income taxes, from the early extinguishment in 1996.

                              In 1995, the Company used net proceeds from the sale of its land and building to extinguish long-term debt. This resulted in an extraordinary gain of $81,475 from the early extinguishment in 1995.


   3. PROPOSED ACQUISITIONS:  On August 24, 1995, the Company announced that it had signed a letter of intent to merge with VTX Electronics Corporation ("VTX") of Farmingdale, New York. On October 27, 1995, the Company announced that it had terminated merger discussions with VTX pursuant to the terms of the letter of intent. During 1995, the Company incurred approximately $224,000 in costs associated with the proposed acquisition, which were written off upon termination of the merger discussions.

   4.  COSTS AND             At December 31, 1996, costs and estimated earnings
       ESTIMATED             in excess of billings on uncompleted contracts
       EARNINGS IN           consists of:
       EXCESS OF
       BILLINGS ON
       UNCOMPLETED
       CONTRACTS:

                                                                       U.S.
                                                                     Government         Commercial           Total
                              ----------------------------------------------------------------------------------------
                              Costs incurred on uncompleted
                               contracts                              $1,084,838        $22,784,815        $23,869,653
                              Estimated earnings                         461,236         12,891,832         13,353,068
                              ----------------------------------------------------------------------------------------

                                                                       1,546,074         35,676,647         37,222,721
                              Less billings to date                      836,512         24,679,948         25,516,460

                             =========================================================================================
                                 Costs and estimated earnings
                                  in excess of billings on
                                  uncompleted contracts                $ 709,562        $10,996,699        $11,706,261
                             =========================================================================================


                              Unbilled costs and estimated earnings are billed in accordance with applicable contract terms. As of December 31, 1996, approximately $3,700,000 of the balances above are not expected to be collected within one year. Approximately 63% and 75% of the Company's sales in 1996 and 1995, respectively, are to Rohr Industries, Inc. ("Rohr") and approximately 12% and 14% of the Company's sales in 1996 and 1995, respectively, are to the Nordam Corporation. Additionally, in 1996, approximately 24% of the Company's sales are to the U.S. government.


  5.  PROPERTY AND EQUIPMENT: Property and equipment consists of the following:


                                                                                                           Estimated
                              December 31, 1996                                                           Useful Life
                              ---------------------------------------------------------------------------------------

                              Furniture and fixtures                                 $ 11,686                  7 years
                              Machinery and equipment                                 432,880            5 to 10 years
                              Automobiles                                              13,015                  5 years
                              Leasehold improvements                                   62,991                  3 years
                              ----------------------------------------------------------------------------------------

                                                                                      520,572
                              Less accumulated depreciation                           360,535

                              ========================================================================================
                                                                                     $160,037
                              ========================================================================================


                              The Company has certain machinery and equipment under a capital lease. The cost of such equipment is approximately $137,000 and its accumulated depreciation is approximately $95,000.

  6.  EMPLOYEE BENEFIT
        PLANS: On September 11, 1996, the Company's board of directors instituted a defined contribution plan under Section 401(k) of the Internal Revenue Code, wherein qualified employees may contribute a percentage of their pretax eligible compensation to the plan. The Company, at the option of the board of directors, may make contributions to the plan on behalf of employees. The amount of contributions accrued by the Company in 1996 was $40,982. The Company has applied to the Internal Revenue Service for qualification of the plan as tax-exempt.


   7.  COMMITMENTS:           The Company leases office and warehouse facilities
                              under a noncancelable operating lease expiring in March 1999.

                              The aggregate future minimum rental commitments under this lease at December 31, 1996 are payable as follows:

                              Year ending December 31,

                                          1997                    $156,367
                                          1998                     161,211
                                          1999                      40,353

                              ============================================
                                                                  $357,931
                              ============================================

                              Total rental expense for the year ended December 31, 1996 was $146,050.

                              The Company is required to pay additional expenses, as defined.

                              The Company has entered into employment agreements with two officers which expire in 1998.


   8.  INCOME TAXES:          The provision for income taxes consists of the
                              following:

                              Year ended December 31,                                        1996                 1995
                              ----------------------------------------------------------------------------------------

                              Current:
                                Federal                                                       -              $(241,000)
                                State and local                                               -                    -

                              ----------------------------------------------------------------------------------------
                                                                                              -               (241,000)
                              ----------------------------------------------------------------------------------------

                              Deferred:
                                Federal                                                  $311,000             (302,000)
                                State and local                                            35,000              (34,000)

                              ----------------------------------------------------------------------------------------
                                                                                          346,000             (336,000)
                              ----------------------------------------------------------------------------------------

                                                                                         $346,000            $(577,000)
                              ========================================================================================

                              The deferred income taxes provision (benefit), resulting from the differences in the recording of revenue and expense for federal income tax and financial reporting purposes, consists of the following:

                              Year ended December 31,                                        1996                 1995
                              ----------------------------------------------------------------------------------------
                              Long-term contracts                                        $ 88,000            $ 183,000
                              Other, including depreciation                                40,000               (3,000)
                              Net operating loss carryforward                             218,000             (516,000)

                              ========================================================================================
                                                                                         $346,000            $(336,000)
                              ========================================================================================


                              The difference between the income tax provision computed at the federal statutory rate and the actual tax provision (benefit) is accounted for as follows:

                                                                                             1996                 1995
                              ----------------------------------------------------------------------------------------
                              Taxes computed at the federal statutory rate               $289,000            $(591,000)
                              State income taxes, including deferred, net of
                               federal benefit                                             24,000                   -
                              Other, including officers' life insurance and
                               various permanent differences                               33,000               14,000

                              ========================================================================================
                                                                                         $346,000            $(577,000)
                              ========================================================================================


                              The components of deferred income tax assets
(liabilities) are as follows:

                                                                                          Current           Noncurrent
                              ----------------------------------------------------------------------------------------
                              Revenue recognition                                       $(804,000)                  -
                              Fixed assets and capital leases                                  -              $(27,000)
                              Net operating loss carryforward                              63,000                   -
                              ========================================================================================
                                                                                        $(741,000)            $(27,000)
                              ========================================================================================


                              The Company has a net operating loss carryforward of approximately $175,000 available to reduce future federal and state taxable income, which will expire in 2010.


  9.  LINE OF CREDIT:         On September 17, 1996, the Company announced that
                              the Chase Manhattan Bank, N.A. (the "Bank") has become its new senior lender. The agreement with the Bank provides a line of credit through September 17, 1997, which will be used for working capital and other corporate purposes as needed.
                              The Company has available up to $1,000,000 under the line of credit, subject to limits based on amounts of accounts receivable and inventory, as defined. Interest is at the bank's prime rate plus
                              1%. The line of credit is secured by substantially all assets of the Company. As of December 31, 1996, there was no outstanding balance on this line of credit.

 10.   EMPLOYEE STOCK
       OPTION PLANS:          In April 1992, the Company adopted the 1992 Stock
                              Option Plan (the "1992 Plan"). The 1992 Plan, for which 250,000 common shares are reserved for issuance, provides for the issuance of either incentive stock options or nonqualified stock options to employees or consultants or others who provide services to the Company. Options granted to employees and directors with three or more years of service became exercisable as to one-third of the shares each year beginning on September 16, 1992. Options granted to those with less than three years of service become exercisable as to one-third of the shares each year beginning on September 16, 1993. The options may not be exercised more than five years from the date of issuance. In 1995, the option price for all outstanding employees' and director's stock options was lowered to $3.00.

                              In 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan, for which 300,000 common shares are reserved for issuance, provides for the issuance of either incentive stock options or nonqualified stock options to employees or consultants or others who provide services to the Company. The options' exercise price is equal to the closing price of the Company's shares on the day of issuance, except for shares issued to the Company's president which are exercisable at 110% of the closing price of the Company's shares on the date of issuance.

                              The Company has 21,501 options available for future grant under the 1992 Plan and 149,000 options available for grant under the 1995 Plan.

                              If the Company had elected to recognize
                              compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and earnings
                              (loss) per share would have been adjusted to the pro forma amounts indicated in the table below:

                                                                    As Reported                      Pro Forma
                                                                1996           1995            1996           1995
                              ----------------------------------------------------------------------------------------

                              Net income (loss)                $504,243    $(1,080,370)        $463,081    $(1,106,701)
                              ========================================================================================

                              Earnings (loss) per share    $        .09$           (.29)   $        .08$          (.30)
                              ========================================================================================


                              A summary of the status of the Company's two stock option plans as of December 31, 1995 and 1996 and changes during those years are as follows:

                                                                          1996                         1995
                               ----------------------------------------------------------------------------------------

                                                                                 Weighted                    Weighted
                                                                                  Average                     Average
                                                                                 Exercise                    Exercise
                               Fixed Options                        Options        Price        Options        Price
                               ----------------------------------------------------------------------------------------

                               Outstanding at beginning
                                of year                             276,335        $2.34         179,669          $3.00
                               Granted during year                  101,000         1.47         110,000           1.34
                               Exercised                            (13,500)        1.08
                               Forfeited                            (30,000)        3.00         (13,334)          3.00

                               ========================================================================================
                               Outstanding at end of year           333,835        $2.07         276,335          $2.34
                               ========================================================================================

                              The following table summarizes information about stock options outstanding and exercisable at December 31, 1996:

                                                                                     Weighted
                                                             Number                   Average
                                                           Outstanding               Remaining
                                 Range of                      and                  Contractual               Exercise
                              Exercise Price               Exercisable                 Life                     Price
                              ----------------------------------------------------------------------------------------

                              $1.00 - $3.00                   333,835               2.64 years                   $2.07
                              ========================================================================================

                              The Company's assumptions used to calculate the fair values of options issued was (i) risk-free interest rate of 5.2%, (ii) expected life of five years, (iii) expected volatility of 105.95%, and
                              (iv) expected dividends of zero.


11.   WARRANTS
      AND OPTIONS:            The Company sold 100,000 warrants to the Company's
                              Underwriter ("Underwriter's Warrants") in
                              September 1992 for an aggregate of $100. The
                              Underwriter's Warrants, as
                              adjusted, entitle the Underwriter, or its assignees, to purchase up to 566,038 shares of common stock at an exercise price of $1.06 and an aggregate of 100,000 warrants exercisable at $2.50. All of the Underwriter's Warrants expire on September 24, 1998. In 1996, 84,906 of the
                              Underwriter's Warrants were exercised.

                              The Underwriter has agreed not to sell or otherwise dispose of Underwriter's Warrants prior to September 24, 1997, unless the Company (i) is able to complete an underwritten secondary public offering, or (ii) obtains $11,000,000 of gross revenue as shown on its audited financial statements or as shown on a pro forma basis with any acquired company, for the then current fiscal year, at which time the lock-up would be terminated.

                              In January 1995, the Company issued stock options to purchase 30,000 common shares at $3.00 per share to a consultant, who subsequently became a director. These options expire in February 2000. The Company also issued stock options to a consultant to purchase 120,000 common shares at $3.00 per share, which options and accompanying consulting agreement were terminated by the Company and are the subject of a lawsuit. In April 1995, the Company also granted options to purchase 20,000 shares at $2.00 per share to its counsel. All of these options are outside the Employee Stock Option Plans and expire in April 2000. In January 1996, the Company issued stock options to purchase 18,500 shares at $1.06 per share to the director mentioned above.

                              In March 1996, the Company issued 300,000 warrants to Barber and Bronson, Inc. as partial compensation for acting as the Company's Placement Agent for its private placement of equity. These warrants entitle the placement agent to purchase 300,000 shares of common stock at an exercise price of $1 during the five-year period commencing June 19, 1996.

                              The Company's Placement Agent also received a warrant ("Placement Agent's Warrant") in June 1996. The Placement Agent's Warrant entitles the Placement Agent to purchase up to 8.2 units, each consisting of 25,000 shares of common stock and warrants to purchase 12,500 common shares, at an exercise price of $1.00 during the five-year period commencing June 19, 1996. The Placement Agent, pursuant to a consulting agreement, will provide financial consulting services for two years, starting March 5, 1998 at a rate of $3,000 per month.

                              In September 1996, the Company issued 10,000 warrants to two directors at an exercise price of $2.00 per share of common stock. These warrants expire in 2001.


 12.   MD-90 CONTRACT:        In March 1991, the Company entered into an
                              agreement with Rohr, pursuant to which the Company agreed to provide Rohr with apron assemblies and related components in connection with production of then proposed McDonnell Douglas MD-90 jet aircraft. During the year ended December 31, 1996, approximately 58% of the Company's revenue was derived from this program, as compared with 57% in 1995. As of December 31, 1996, an aggregate of
                              $8,915,177 was included in costs and estimated earnings in excess of billings on uncompleted contracts. McDonnell Douglas received FAA certification for the MD-90 in November 1994.


 13.   CONTINGENCIES:         From time to time the Company is subject to
                              routine litigation incidental to its business. The
                              Company believes that the settlement of any pending legal proceedings will not have a material adverse effect on the Company's financial condition.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 25, 1997                     CPI AEROSTRUCTURES, INC.


                                           By: /s/ Arthur August
                                               ------------------------------
                                                 Arthur August,
                                                  President


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                        Title                         Date
      ---------                        -----                         ----

/S/ Arthur August                 Chairman of the Board,        March 25, 1997
------------------------          President (Principal
Arthur August                     Executive Officer)
                                  and Director


/S/ Theodore J. Martines          Executive Vice                March 25, 1997
------------------------          President (Principal
Theodore J. Martines              Accounting and Financial
                                  Officer) and Director


/S/ Stanley Wunderlich            Director                      March 25, 1997
------------------------
Stanley Wunderlich


/S/ Walter Paulick                Director                      March 25, 1997
------------------------
Walter Paulick

                                     EXHIBIT


 Exhibit No.

                                  Exhibit Index


 10.22           Financial Consulting Agreement dated
                 September 11, 1996 between the Company
                 and Andreas Zigouras.

 10.23           Line of Credit Agreement dated September
                 15, 1996 between the Company and the
                 Chase Manhattan Bank.

 10.24           Termination letter dated June 28, 1996
                 between Chrysler Capital Corporation
                 and the Company.