Form 10KSB/A
period 1996-12-31
CPI AEROSTRUCTURES INC
filed 1997-03-31
CIK 889348

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               FORM 10-KSB/A No.1

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

         Securities registered under Section 12(b) of the Exchange Act:

                                             Name of Each Exchange on Which
      Title of Each Class                      Each Class is Registered
      -------------------                  --------------------------------
             None                                          None

              Securities registered under Section 12(g) of the Act:

                     Common Stock, $.001 par value per share
                    -----------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
                                 Yes _X_ No ___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for it's most recent fiscal year were $6,769,712.

         The aggregate market value of the 4,781,710 shares of voting stock held by non-affiliates computed by reference to the closing price at which the stock was sold on March 3, 1997 was $9,563,420.

         As of March 3, 1997, the Issuer had 5,876,710 shares of Common Stock, $.001 par value, outstanding.

         Transitional Small Business Disclosure Format:    Yes ___  No _X_

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

 10.24 Termination letter dated June 28, 1996 between Chrysler Capital Corporation and the Company.

 11.1             Statement regarding computation of per share earnings.(2)

 16.1             Letter on change in certifying accountant. (7)

 21.1             Subsidiaries of the Registrant. (None)

*23.1             Consent of Goldstein Golub Kessler & Company, P.C.
----------------------------------
*Filed with this Amendment.

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

(6) Filed as ans exhibit to the Company's Annual Report on Form 10-K KSB for December 31, 1994 and incorporated herein by reference.

(7) Filed as exhibit to the Company's Current Report on Form 8-K for April 29, 1994, as amended, and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for December 31, 1996, as amended, and incorporated herein by reference.

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


Dated:  March 26, 1997                     CPI AEROSTRUCTURES, INC.


                                           By: /s/ Arthur August
                                               ------------------------------
                                                 Arthur August,
                                                  President


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                        Title                         Date
      ---------                        -----                         ----

/S/ Arthur August                 Chairman of the Board,        March 26, 1997
------------------------          President (Principal
Arthur August                     Executive Officer)
                                  and Director

/S/ Theodore J. Martinez          Executive Vice               March 26, 1997
------------------------          President (Principal
Theodore J. Martinez              Accounting and Financial
                                  Officer) and Director

/S/ Stanley Wunderlich            Director                     March 26, 1997
------------------------
Stanley Wunderlich

/S/ Walter Paulick                Director                     March 26, 1997
------------------------
Walter Paulick

                                     EXHIBIT


 Exhibit No.

                                  Exhibit Index


 23.1            Consent of Goldstein Golub Kessler & Company, P.C.