Form 10-Q
period 1997-03-31
CPI AEROSTRUCTURES INC
filed 1997-05-13
CIK 889348

 ==============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      For the quarterly period                  Commission File Number 1-11398
      ended March 31, 1997



                            CPI AEROSTRUCTURES, INC.



      Incorporated under the laws                        11-2520310
      of the State of New York           (I.R.S. Employer Identification Number)



                    200 A EXECUTIVE DRIVE, EDGEWOOD, NY 11717

                         Telephone number (516) 586-5200





       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                           Yes [X]          No [ ]


       The number of shares of common stock, par value $.001 per share, outstanding was 5,876,710 as of March 31, 1997.


 ==============================================================================

                                                       CPI AEROSTRUCTURES, INC.


                                                                         INDEX
===============================================================================


Part I.  Financial Information:


       Item 1 - Financial Statements:

       Balance Sheets as of March 31, 1997 (Unaudited) and                                                     3
           December 31, 1996

       Statements of Income for the Three Months ended March 31, 1997 (Unaudited)                              4
           and 1996 (Unaudited)

       Statements of Cash Flows for the Three Months ended March 31, 1997 (Unaudited)                          5
           and 1996 (Unaudited)

       Notes to Financial Statements (Unaudited)                                                              6-7


         Item 2 - Management's Discussion and Analysis of Financial Condition                                 8-9
and Results of Operations

Part II.  Other

       Item 6 - Exhibits and Reports on Form 8-K                                                              10


       Signatures                                                                                             11


                                                       CPI AEROSTRUCTURES, INC.

                                                                BALANCE SHEETS
===============================================================================

                                                                                 March 31,        December 31,
                                                                                   1997               1996
                                                                                (Unaudited)
-------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                   $    589,859       $    899,798
  Accounts receivable                                                            1,338,012            248,838
  Costs and estimated earnings in excess of billings on uncompleted             11,753,141         11,706,261
      contracts (Note 2)
  Other current assets                                                              57,658             80,743
-------------------------------------------------------------------------------------------------------------

      Total current assets                                                      13,738,670         12,935,640

Property, Plant and Equipment, net                                                 149,127            160,037

Other Assets                                                                        29,226             29,226
-------------------------------------------------------------------------------------------------------------
      Total Assets                                                             $13,917,023        $13,124,903
=============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                            $  1,843,159       $  1,292,859
  Accrued expenses                                                                  13,922            118,193
  Income taxes payable                                                             142,000            -
  Deferred income taxes                                                            741,000            741,000
-------------------------------------------------------------------------------------------------------------

      Total current liabilities                                                  2,740,081          2,152,052

Deferred income taxes                                                               27,000             27,000
-------------------------------------------------------------------------------------------------------------
      Total liabilities                                                          2,767,081          2,179,052
-------------------------------------------------------------------------------------------------------------

Commitments

Shareholders' Equity (Note 2):
  Common stock - $.001 par value; authorized 10,000,000 shares,
   5,876,710 issued and outstanding                                                  5,877              5,877
  Additional paid-in capital                                                     9,146,628          9,146,628
  Retained earnings                                                              1,997,437          1,793,346
-------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                11,149,942         10,945,851
-------------------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity                               $13,917,023        $13,124,903
=============================================================================================================


                                                                            See Notes to Financial Statements

                                                       CPI AEROSTRUCTURES, INC.

                                                          STATEMENTS OF INCOME
===============================================================================

                                                                             1997                1996
For the Three Months Ended March 31,                                                (Unaudited)
---------------------------------------------------------------------------------------------------------

Revenue                                                                   $2,170,716           $1,550,619

Cost of sales                                                              1,496,400              973,149
---------------------------------------------------------------------------------------------------------

Gross profit                                                                 674,316              577,470


Selling, general and administrative expenses                                 336,130              334,375
---------------------------------------------------------------------------------------------------------

Income from operations                                                       338,186              243,095
---------------------------------------------------------------------------------------------------------
Other (income) expense:
  Interest income                                                             (8,577)             (30,021)
  Interest expense                                                               672               57,579
---------------------------------------------------------------------------------------------------------
Total other (income) expenses, net                                            (7,905)              27,558
---------------------------------------------------------------------------------------------------------

Income before provision for income taxes                                     346,091              215,537

Provision for income taxes                                                   142,000               75,000
---------------------------------------------------------------------------------------------------------

Net income                                                                $  204,091          $   140,537
=========================================================================================================

Basic earnings per share:                                                 $      .03       $          .04
---------------------------------------------------------------------------------------------------------


Diluted earnings per share:                                               $      .03       $          .04
---------------------------------------------------------------------------------------------------------


Weighted average common shares outstanding                                 5,876,710            3,728,304
---------------------------------------------------------------------------------------------------------

Weighted average shares and common share equivalents outstanding           7,032,500            3,733,114
=========================================================================================================


                                                                        See Notes to Financial Statements

                                                       CPI AEROSTRUCTURES, INC.

                                                      STATEMENTS OF CASH FLOWS
===============================================================================

For the Three Months Ended March 31,                                                           1997               1996
----------------------------------------------------------------------------------------------------------------------
                                                                                                     (Unaudited)
----------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                                                             $  204,091         $  140,537
  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                                                            20,371             19,455
    Changes in operating assets and liabilities:
      (Increase) in accounts receivable                                                  (1,089,174)          (134,253)
      (Increase) decrease in prepaid expenses and other current assets                       23,085             (7,155)
      Increase in costs and estimated earnings in excess of billings on
       uncompleted contracts                                                                (46,880)          (239,368)
      (Increase) decrease in other assets                                                    -                  15,033
      Increase in accounts payable                                                          550,300            193,376
      Decrease in accrued expenses                                                         (104,271)           (69,614)
      Increase in income taxes payable                                                      142,000              -
----------------------------------------------------------------------------------------------------------------------
          Net cash (used in) operating activities                                          (300,478)           (81,989)
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                                                         (9,461)           (39,638)
----------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                              (9,461)           (39,638)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Long-term debt and officer note payments                                                   -                (161,281)
----------------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                                              -                (161,281)
----------------------------------------------------------------------------------------------------------------------

Net  (decrease) in cash                                                                    (309,939)          (282,908)

Cash at beginning of year                                                                   899,798            998,517
----------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                       589,859         $  715,609
======================================================================================================================

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest                                                                             $      672         $   80,064
======================================================================================================================
    Income taxes                                                                         $   14,481         $   10,300
======================================================================================================================


                                                                                     See Notes to Financial Statements

                                                       CPI AEROSTRUCTURES, INC.

                                      NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
===============================================================================


 1.    INTERIM                Financial  statements as of March 31, 1997 and for the three months ended March 31, 1997
       FINANCIAL              and 1996 are unaudited,  however,  in the opinion of management of the Company,  reflect
       STATEMENTS             all  adjustments  (consisting  solely  of normal  recurring  adjustments)  necessary  to present  fairly the financial  position of the Company and the results of operations for such interim periods are not necessarily  indicative of the results to be obtained for a full year.

 2.    COSTS AND              Costs and estimated earnings in excess of billings on uncompleted contracts consist of:
       ESTIMATED
       EARNINGS IN
       EXCESS OF                                                                 March 31, 1997
       BILLINGS ON            ----------------------------------------------------------------------------------------
       UNCOMPLETED                                                         U.S.
       CONTRACTS:                                                      Government         Commercial           Total
                              ----------------------------------------------------------------------------------------

                              Costs incurred on uncompleted
                               contracts                              $1,856,041        $23,510,260        $25,366,301
                              Estimated earnings                         697,891         13,336,663         14,034,554
                              -----------------------------------------------------------------------------------------

                                                                       2,553,932         36,846,923         39,400,855
                              Less billings to date                    1,997,799         25,649,915         27,647,714

                              -----------------------------------------------------------------------------------------
                              Costs and estimated earnings
                               in excess of billings on
                               uncompleted contracts                    $556,133        $11,197,008        $11,753,141
                              ========================================================================================

                                                                                     December 31, 1996
                              ----------------------------------------------------------------------------------------

                                                                        U.S.
                                                                     Government         Commercial           Total
                              ----------------------------------------------------------------------------------------

                              Costs incurred on uncompleted
                               contracts                              $1,084,838        $22,784,815        $23,869,653
                              Estimated earnings                         461,236         12,891,832         13,353,068
                              ----------------------------------------------------------------------------------------

                                                                       1,546,074         35,676,647         37,222,721
                              Less billings to date                      836,512         24,679,948         25,516,460

                              -----------------------------------------------------------------------------------------
                              Costs and estimated earnings
                               in excess of billings on
                               uncompleted contracts                    $709,562        $10,996,699        $11,706,261
                              ========================================================================================

                                                       CPI AEROSTRUCTURES, INC.

                                      NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
===============================================================================



 3.    EARNINGS PER           Basic earnings per share calculations are computed
       COMMON SHARE:          by dividing net income, by the weighted
                              average number of common shares outstanding.

                              Diluted earnings per share calculations are computed by dividing net income, increased by proforma reductions in interest expense (net of tax) resulting from the assumed exercise of stock options and warrants and the resulting assumed reduction of outstanding indebtedness, by the weighted average number of common and common equivalent shares outstanding.

                                                       CPI AEROSTRUCTURES, INC.


                    Management's Discussion and Analysis of Financial Condition and Results of Operations
===============================================================================

Material Changes in Results of Operations

The Company's revenues for the three months ended March 31, 1997 were $2,170,716 compared to $1,550,619 for the same period last year, representing an increase of $620,097, or 40%. This increase is due in part to an accelerated delivery schedule of Apron assemblies which the Company builds for Rohr Industries, for use on the MD-90 aircraft. Additionally, revenue from the Company's military contracts, which were originally awarded in late 1995 increased throughout 1996, has increased as the Company continued deliveries of spare parts for the C-5 aircraft and delivered parts for the A-10 aircraft during the three months ended March 31, 1997. It is anticipated that because of these new contracts, and specifically the increased magnitude of the C-5 contract, the Company's revenues should remain at a higher level than 1996. Commercial aircraft programs represented 54% of total revenues for the three months ended March 31, 1997 compared to 79% for the same period in 1996.

The above statements discussed in this Report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of the Company's products and the other risks detailed from time to time in the Company's SEC reports.

Gross profit increased by $96,846, or 17%, from the three months ended March 31, 1996 to the three months ended March 31, 1997. Gross profit as a percentage of revenues for the three months ended March 31, 1997 was 31% compared to 37% for the same period last year.

Selling, general, and administrative expenses increased by $1,755 or 1%, from the three months ended March 31, 1996 to the three months ended March 31, 1997. Interest expense decreased by $56,907 for the three months ended March 31, 1997, primarily attributable to the extinguishment of the Company's debt to Chrysler Capital Corporation in June, 1996.

The resulting net income for the three months ended March 31, 1997, was $204,091 versus $140,537 for the same period last year. Earnings per share were $.03 for the three months ended March 31, 1997, based upon the weighted average common shares outstanding of 5,876,710 as compared to earnings per share of $.04 for the three months ended March 31, 1996 based upon the weighted average common shares outstanding of 3,733,114.

Material Changes in Financial Condition

At March 31, 1997 and December 31, 1996, the Company had working capital of $10,998,589 and $10,783,588, respectively, an increase of $215,001. This increase is primarily attributable to an increase in accounts receivable of $1,089,174 due to extensive progress payment billings on government contracts and increased net income. The Company has financed its working capital requirements during the past two years through the Company's 1995 warrant exercise, the Company's 1996 private placement, and operating cash flow. Historically, a large portion of the Company's cash has been used for costs and estimated earnings in excess of billings. Costs and estimated earnings in excess of billings includes the aggregate of costs and related profit which has been incurred and earned in performance of work for which the Company has firm contracts, but has not yet been billed to the customer. Costs and estimated earnings are recoverable upon shipment of products, presentation of billings in accordance with contract terms or completion of a contract.

                                                       CPI AEROSTRUCTURES, INC.


                    Management's Discussion and Analysis of Financial Condition and Results of Operations
===============================================================================




Net cash used in operating activities for the three months ended March 31, 1997 was $300,478. This decrease in cash was primarily the result of an increase in accounts receivable of $1,089,174, an increase in costs and estimated earnings in excess of billing of $46,880, and an increase in approved expenses of $104,271, offset by net income of $204,091, an increase in accounts payable of $550,300, and an increase in income taxes payable of $142,000. The Company's continued requirement to incur significant costs in connection with commercial contracts in advance of receipt of associated cash has caused the increase in costs and estimated earnings in excess of billings on uncompleted contracts.

                                                       CPI AEROSTRUCTURES, INC.

===============================================================================



ITEM 6.     Exhibits and Reports on Form 8-K


              a)  No Exhibits

              b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three month period ended March 31, 1997.

                                                       CPI AEROSTRUCTURES, INC.

===============================================================================



                                    SIGNATURE
                                    ---------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        CPI AEROSTRUCTURES, INC.



Dated:  May 12, 1997
                                              By: /s/ Arthur August
                                                  --------------------------
                                              Arthur August
                                              President
                                              (Principal Executive Officer)



Dated:  May 12, 1997                          By: /s/ Theodore J. Martines
                                                  ------------------------
                                              Theodore J. Martines
                                              Executive Vice President
                                              (Principal Financial Officer)