Form 10QSB
period 1997-06-30
CPI AEROSTRUCTURES INC
filed 1997-08-13
CIK 889348

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                       Commission File Number 1-11398
ended June 30, 1997



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



          Yes     X                         No
                ------                          -------

The number of shares of common stock, par value $.001 per share, outstanding was 5,931,995 as of June 30, 1997.


================================================================================

                                                        CPI AEROSTRUCTURES, INC.


                                                                           INDEX
================================================================================








Part I.  Financial Information:


       Item 1 - Financial Statements:

       Balance Sheets as of June 30, 1997 (Unaudited) and                     3
           December 31, 1996

       Statements of Income for the Three and Six Months ended                4
                June 30, 1997 (Unaudited) and 1996 (Unaudited)


       Statements of Cash Flows for the Six Months ended                      5
           June 30, 1997 (Unaudited) and 1996 (Unaudited)

       Notes to Financial Statements (Unaudited)                            6-7


         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             8-9


Part II.  Other                                                           10-11

       Item 1 - Legal Proceedings

       Item 4 - Submission of Matters to a Vote of Security Holders

       Item 6 - Exhibits and Reports on Form 8-K


       Signatures                                                            12

                                                                                              CPI AEROSTRUCTURES, INC.

                                                                                                        BALANCE SHEETS
======================================================================================================================
                                                                                          June 30,        December 31,
                                                                                           1997             1996
                                                                                        (Unaudited)
----------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash and cash equivalents                                                            $    525,648       $    899,798
  Accounts receivable                                                                       662,343            248,838
  Costs and estimated earnings in excess of billings on uncompleted                      13,245,433         11,706,261
      contracts (Note 2)
  Other current assets                                                                       52,385             80,743
----------------------------------------------------------------------------------------------------------------------

      Total current assets                                                               14,485,809         12,935,640

Property, Plant and Equipment, net                                                          134,110            160,037

Other Assets                                                                                 90,245             29,226

----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                      $14,710,164        $13,124,903
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                     $  2,029,336       $  1,292,859
  Accrued expenses                                                                            1,054            118,193
  Income taxes payable                                                                      378,000            -
  Deferred income taxes                                                                     741,000            741,000
----------------------------------------------------------------------------------------------------------------------

      Total current liabilities                                                           3,149,390          2,152,052

Deferred income taxes                                                                        27,000             27,000

----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                   3,176,390          2,179,052
----------------------------------------------------------------------------------------------------------------------

Commitments

Shareholders' Equity
  Common stock - $.001 par value; authorized 15,000,000 shares,
   5,931,995 and 5,876,710 issued and outstanding, respectively                               5,932              5,877
  Additional paid-in capital                                                              9,166,765          9,146,628
  Retained earnings                                                                       2,361,077          1,793,346
----------------------------------------------------------------------------------------------------------------------

      Total shareholders' equity                                                         11,533,774         10,945,851

======================================================================================================================
      Total Liabilities and Shareholders' Equity                                        $14,710,164        $13,124,903
======================================================================================================================


                                               See Notes to Financial Statements

                                                                                         CPI AEROSTRUCTURES, INC.

                                                                                             STATEMENTS OF INCOME
=================================================================================================================
                                           For the Three Months ended June 30,  For the Six months Ended June 30,
                                                    1997            1996                 1997            1996
-----------------------------------------------------------------------------------------------------------------
                                                         (Unaudited)                           (Unaudited)
-----------------------------------------------------------------------------------------------------------------
Revenue                                        $ 2,959,969       $ 1,635,874        $ 5,130,685       $ 3,186,493

Cost of sales                                    1,961,365         1,049,033          3,457,765         2,022,182
-----------------------------------------------------------------------------------------------------------------

Gross profit                                       998,604           586,841          1,672,920         1,164,311

Selling, general and administrative                372,497           333,121            708,628           667,496
  expenses
-----------------------------------------------------------------------------------------------------------------


Income from operations                             626,107           253,720            964,292           496,815
-----------------------------------------------------------------------------------------------------------------

Other (income) expense:
  Interest income                                   25,943            (4,631)            17,366           (34,652)
  Interest expense                                     523            51,872              1,195           109,451
-----------------------------------------------------------------------------------------------------------------


Total other expenses, net                           26,466            47,241             18,561            74,799
-----------------------------------------------------------------------------------------------------------------

Income before provision for income taxes
  and extraordinary item                           599,641           206,479            945,731           422,016

Provision for income taxes                         236,000            72,000            378,000           147,000
-----------------------------------------------------------------------------------------------------------------


Income before extraordinary item               $   363,641       $   134,479        $   567,731       $   275,016

Extraordinary Item - gain on early
  Extinguishment of debt, net of provision
  for income taxes of $28,000                         --              50,947               --              50,947
-----------------------------------------------------------------------------------------------------------------

Net Income                                     $   363,641       $   185,426        $   567,731       $   325,963
=================================================================================================================
Earnings per shared (Note 3):
  Income before extra ordinary item            $       .05               .03        $       .08       $       .07
  Extraordinary item                           $      --         $       .01        $      --         $       .01
-----------------------------------------------------------------------------------------------------------------
Net earnings                                   $       .05       $       .04        $       .08       $       .08
=================================================================================================================
Weighted average shares and common
share equivalents outstanding                    7,319,416         4,396,323          7,317,007         4,262,336
=================================================================================================================

                                               See Notes to Financial Statements



                                                                                              STATEMENTS OF CASH FLOWS
======================================================================================================================
For the Six Months Ended June 30,                                                              1997               1996
----------------------------------------------------------------------------------------------------------------------
                                                                                                      Unaudited
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                           $    567,731       $    325,963
  Adjustments to reconcile net income to net cash used in
   operating activities:
    Depreciation and amortization                                                            37,328             39,867
    Loss on sale/disposal of fixed assets                                                    29,633             -
    Extraordinary item                                                                        -                (50,947)
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                                      (413,505)          (190,359)
      Increase in prepaid expenses and other current assets                                 (28,358)            (2,246)
      Increase in costs and estimated earnings in excess of billings on
       uncompleted contracts                                                             (1,539,172)          (563,800)
      (Increase) decrease in other assets                                                   (61,019)            25,239
      Increase in accounts payable                                                          789,442            337,025
      Increase (decrease) in accrued expenses                                              (110,591)             3,039
      Increase in income taxes payable                                                      378,000
----------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                            (350,511)           (76,219)
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

  Proceeds from sale of fixed assets                                                          6,295              -
  Purchase of property and equipment                                                        (43,579)           (39,638)
----------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                             (37,284)           (39,638)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long-term debt and officer note payments                                                     (6,547)        (2,244,619)
Proceeds from exercise of stock options/warrants/private placement                           20,192          1,689,662

----------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities                                13,645           (554,957)
----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                            (374,150)          (670,814)

Cash at beginning of period                                                                 899,798            998,517
----------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                  $    525,648       $    327,703
======================================================================================================================

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest                                                                           $      1,195       $    131,937
======================================================================================================================
    Income taxes                                                                       $     14,481       $     10,300
======================================================================================================================

                                               See Notes to Financial Statements

================================================================================

================================================================================
                                                        CPI AEROSTRUCTURES, INC.


                                       NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

 1.    INTERIM                The  financial  statements  as of June 30, 1997
       FINANCIAL              and for the six and three  months  ended
                              June 30, 1997 and 1996 are unaudited. In the opinion of the management of the Company, these financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of operations for such interim periods are not necessarily indicative of the results to be obtained for a full year.

   2.  COSTS AND ESTIMATED    Costs and estimated earnings in excess of billings on uncompleted contracts consist of:
       EARNINGS IN EXCESS OF
       BILLINGS ON                                                                     June 30, 1997
       UNCOMPLETED CONTRACTS: ----------------------------------------------------------------------------------------

                                                                        U.S.
                                                                     Government         Commercial           Total
                              ----------------------------------------------------------------------------------------
                              Costs incurred on uncompleted
                              contracts                               $3,079,099        $24,194,345        $27,273,444
                              Estimated earnings                       1,290,187         13,731,511         15,021,698
----------------------------------------------------------------------------------------------------------------------

                                                                       4,369,286         37,925,856         42,295,142
                              Less billings to date                    2,715,372         26,334,337         29,049,709
----------------------------------------------------------------------------------------------------------------------
                              Costs and estimated earnings
                              in excess of billings on
                              uncompleted contracts                   $1,653,914        $11,591,519        $13,245,433
======================================================================================================================



                                                                                     December 31, 1996
                              ----------------------------------------------------------------------------------------

                                                                         U.S.
                                                                      Government         Commercial           Total
                              ----------------------------------------------------------------------------------------

                              Costs incurred on uncompleted
                              contracts                               $1,084,838        $22,784,815        $23,869,653
                              Estimated earnings                         461,236         12,891,832         13,353,068
----------------------------------------------------------------------------------------------------------------------

                                                                       1,546,074         35,676,647         37,222,721
                              Less billings to date                      836,512         24,679,948         25,516,460

----------------------------------------------------------------------------------------------------------------------
                              Costs and estimated earnings
                              in excess of billings on
                              uncompleted contracts                     $709,562        $10,996,699        $11,706,261
======================================================================================================================


                                                        CPI AEROSTRUCTURES, INC.


                                       NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
================================================================================



 3.    EARNINGS PER COMMON    The earnings per share  calculations  are computed
       SHARE:                 by dividing net income,  increased by proforma
                              reductions in interest expense (net of tax) resulting from the assumed exercise of stock options and warrants and the resulting assumed reduction of outstanding indebtedness, by the weighted average number of common and common equivalent shares outstanding.

                              CPI AEROSTRUCTURES, INC.
                              Management's Discussion and Analysis of
                              Financial Condition and Results of Operations
================================================================================


Material Changes in Results of Operations

The Company's revenues for the three months ended June 30, 1997 were $2,959,969 compared to $1,635,874 for the same period last year, representing an increase of $1,324,095, or 81%. Revenues for the six month period ended June 30, 1997 were $5,130,685 compared to $3,186,493 for the same period last year, representing an increase of $1,944,192 or 61%. This increase is due in part to an accelerated delivery schedule of apron assemblies which the Company builds for Rohr Industries, for use on the MD-90 aircraft. Additionally, revenue from the Company's military contracts, which were originally awarded in late 1995 and increased throughout 1996, has increased as the Company continued deliveries of spare parts for the C-5 aircraft and delivered parts for the A-10 aircraft during the six months ended June 30, 1997. It is anticipated that because of these new contracts, and specifically the increased magnitude of the C-5 contract, the Company's revenues should remain at a higher level than 1996. Commercial aircraft programs represented 44% of total revenues for the six months ended June 30, 1997 compared to 76% for the same period in 1996.

The above statements discussed in this Report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of the Company's products and the other risks detailed from time to time in the Company's SEC reports.

Gross profit increased by $411,763, or 70%, from the three months ended June 30, 1996 to the three months ended June 30, 1997. Gross profit for the six month period ended June 30, 1997 was $1,672,920 compared to $1,164,311 for the same period last year, representing an increase of $508,609 or 44%. Gross profit as a percentage of revenues for the six months ended June 30, 1997 was 33% compared to 37% for the same period last year.

Selling, general, and administrative expenses increased by $39,376 or 12%, from the three months ended June 30, 1996 to the three months ended June 30, 1997. Selling, general and administrative expenses for the six months ended June 30, 1997 were $708,628 compared to $667,496 for the comparable period last year, representing an increase of $41,132 or 6%. Interest expense decreased by $108,256 for the six months ended June 30, 1997 compared to the same period last year, primarily because of the extinguishment of the Company's debt to Chrysler Capital Corporation in June, 1996.

The resulting net income for the three months ended June 30, 1997, was $363,641 versus $185,426 for the same period last year. Net income for the six months ended June 30, 1997 was $567,731 compared to $325,963 for the same period last year, representing an increase of $241,768 or 74%. Earnings per share were $.08 for the six months ended June 30, 1997, based upon the weighted average common shares outstanding of 7,317,007 as compared to earnings per share of $.08 for the six months ended June 30, 1996 based upon the weighted average common shares outstanding of 4,262,336.

Material Changes in Financial Condition

At June 30, 1997 and December 31, 1996, the Company had working capital of $11,336,419 and $10,783,588, respectively, an increase of $552,831. This increase is primarily attributable to an increase in accounts receivable of $413,505 due to extensive progress payment billings on government contracts and increased net income.

                               CPI AEROSTRUCTURES, INC.
                               Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================


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

Net cash used in operating activities for the six months ended June 30, 1996 was $350,511. This decrease in cash was primarily the result of an increase in accounts receivable of $413,505, an increase in costs and estimated earnings in excess of billing of $1,539,172, and a decrease in accrued expenses of $110,591, offset by net income of $567,731, an increase in accounts payable of $789,442, and an increase in income taxes payable of $378,000. The Company's continued requirement to incur significant costs in connection with commercial contracts in advance of receipt of associated cash has caused the increase in costs and estimated earnings in excess of billings on uncompleted contracts.


Other

On June 3, 1997 the Company announced that it had signed a letter of intent to acquire a privately owned precision machining and assembly manufacturer, servicing the electronics industry, including computer and microwave device manufacturers, as well as the materials handling, aerospace and banking industries. For the fiscal year ended December 31, 1996, the private company had unaudited revenues of approximately $13.7 million. CPI anticipates closing this transaction during the third quarter of 1997, subject to the audit of the financial statements, due-diligence, financing, and other customary conditions.

On June 27, 1997 the Company announced it had increased the number of shares issuable upon exercise of the Company's Class B Common Share Purchase Warrants issued in the Company's private placement dated May 10, 1996 from one to 1.33336 common shares effective as of June 27, 1997 for the period ending August 4, 1997. The Company expects most of the warrantholders to exercise their warrants, and a majority of the proceeds from these warrant exercises will be used by the Company to help facilitate the acquisition mentioned above. However, there can be no assurance that such acquisition will be completed and the Company is not required to use the proceeds for such acquisition.

                                                         CPI AEROSTRUCTURES,INC.


================================================================================

PART II


ITEM 1.       Legal Proceedings

              As described in the Company's Form 10-KSB for the fiscal year ended December 31, 1996, the Company commenced an action on December 26, 1995 in the Supreme Court of the State of New York, County of New York, against Valentec International Corporation ("Valentec") and Price Waterhouse L.L.P. ("PW") alleging breach of contract and unjust enrichment against both, and a separate fraud claim against Valentec. The case is captioned CPI Aerostructures, Inc. v. Valentec International Corporation and Price Waterhouse L.L.P., Index No. 95/600908. Valentec counterclaimed for alleged legal fees.

              On or about July 25, 1997, the Company agreed to settle any or all claims against Valentec and PW, and Valentec and PW agreed to settle any and all claims and counterclaims against the Company. The parties have executed and intend to file a Stipulation of Dismissal with Prejudice in the matter.

ITEM 4.       Submission of Matter to a Vote of Security Holders.

              (a) The Registrant held an annual meeting of its shareholder on
                  May 20, 1997 (the "Annual Meeting.")

              (b) The Annual Meeting involved the election of directors.  The directors elected at the meeting included Mr. Arthur August, Mr. Theodore J. Martines, Mr. Stanley Wunderlich and Mr. Walter Paulick. There are no other directors of the Registrant.

              (c) Five matters were voted on at the Annual Meeting, as follows:

                  (i) The election of nominees Mr. Arthur August, Mr. Theodore J. Martines, Mr. Stanley Wunderlich and Mr. Walter Paulick as Directors of the Registrant for a one-year term. The tabulation of votes with respect to each nominee is as follows:

                                                                                                              BROKER
                                               FOR             AGAINST         WITHHELD      ABSTAIN          NON-VOTES
                                               ---             -------         --------      -------          ---------
           Mr. Arthur August                4,965,244             N/A           78,845          N/A                 0
           Mr. Theodore J. Martines         4,967,104             N/A           76,985          N/A                 0
           Mr. Stanley Wunderlich           4,966,104             N/A           77,985          N/A                 0
           Mr. Walter Paulick               4,965,704             N/A           78,385          N/A                 0

                         Each nominee was elected a Director of the Registrant.


                  (ii) To approve an amendment to the Certificate of Incorporation of the Registrant to authorize 2,000,000 shares of "blank check" preferred stock, par value $.001 per share.

                         The votes were cast for this mater as follows:

                                                                                                            BROKER
                                               FOR            AGAINST        ABSTAIN       WITHHELD         NON-VOTES
                                               ---            -------        -------       --------         ---------
                                            2,321,640         349,268         50,340          N/A           2,322,841


                                                        CPI AEROSTRUCTURES, INC.

================================================================================


                         This matter was not passed by the required majority of shares outstanding because of the number of broker non-votes.


                  (iii) To approve an amendment to the Certificate of Incorporation of the Registrant increasing the number of authorized Common Shares of the Registrant from 10,000,000 to 15,000,000. The votes were cast for this matter as follows:

                                                                                                               BROKER
                                                FOR           AGAINST        ABSTAIN       WITHHELD         NON-VOTES
                                                ---           -------        -------       --------         ---------
                                            4,730,074         267,540         46,475          N/A                   0

                         This matter was passed.


                  (iv) To approve an amendment of the Company's 1995 Stock Option Plan to increase the number of shares included therein by 300,000 Common Shares. The votes were cast for this matter as follows:

                                                                                                               BROKER
                                               FOR            AGAINST        ABSTAIN       WITHHELD         NON-VOTES
                                               ---            -------        -------       --------         ---------
                                            2,377,093         350,440         48,615          N/A           2,267,941


                         This matter was passed by the required majority of votes cast.



                  (v) The ratification of the appointment of Goldstein Golub Kessler & Company, P.C. as the Registrant's auditors for the fiscal year ending December 31, 1997. The votes were cast for this matter as follows:

                                                                                                               BROKER
                                               FOR            AGAINST       ABSTAIN        WITHHELD         NON-VOTES
                                               ---            -------       -------        --------         ---------
                                            4,980,674          24,250         39,165          N/A                   0


                         This matter was passed.


ITEM 6.     Exhibits and Reports on Form 8-K


              a)  No Exhibits

              b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended June 30, 1997.

                                                        CPI AEROSTRUCTURES, INC.

================================================================================




                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               CPI AEROSTRUCTURES, INC.



Dated:    August 11, 1997
                                               By: /S/ Arthur August
                                                   ------------------------
                                                   Arthur August
                                                   President
                                                   (Principal Executive Officer)



Dated:    August 11, 1997                      By: /S/ Theodore J. Martines
                                                   ------------------------
                                                   Theodore J. Martines
                                                   Executive Vice President
                                                   (Principal Financial Officer)