Form 10QSB
period 1997-09-30
CPI AEROSTRUCTURES INC
filed 1997-11-06
CIK 889348

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



    For the quarterly period                     Commission File Number 1-11398
    ended September 30, 1997



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



                  Yes   __X__                       No  _____


       The number of shares of common stock, par value $.001 per share, outstanding was 7,674,653 as of September 30, 1997.





                                                                                          CPI AEROSTRUCTURES, INC.


                                                                                                             INDEX
------------------------------------------------------------------------------------------------------------------

Part I.  Financial Information:

       Item 1 - Financial Statements:

       Balance Sheets as of September 30, 1997 (Unaudited) and                                                 3
           December 31, 1996

       Statements of Income for the Three and Nine Months ended September 30, 1997 (Unaudited)                 4
           and 1996 (Unaudited)

       Statements of Cash Flows for the Nine Months ended September 30, 1997 (Unaudited)                       5
           and 1996 (Unaudited)

       Notes to Financial Statements (Unaudited)                                                               6-7


         Item 2 - Management's Discussion and Analysis of Financial Condition                                  8-9
              and Results of Operations

Part II.  Other

       Item 6 - Exhibits and Reports on Form 8-K                                                               10


       Signatures                                                                                              11






                                                                                              CPI AEROSTRUCTURES, INC.

                                                                                                        BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------
                                                                                       September 30,      December 31,
                                                                                           1997               1996
----------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
----------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash and cash equivalents                                                          $    3,034,555       $    899,798
  Accounts receivable                                                                       509,334            248,838
  Costs and estimated earnings in excess of billings on uncompleted                      13,516,654         11,706,261
      contracts (Note 2)
  Other current assets                                                                       35,796             80,743
----------------------------------------------------------------------------------------------------------------------

      Total current assets                                                               17,096,339         12,935,640

Property, Plant and Equipment, net                                                          129,146            160,037

Other Assets                                                                                325,797             29,226
----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                      $17,551,282        $13,124,903
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                     $  1,940,449       $  1,292,859
  Accrued expenses                                                                            4,022            118,193
  Income taxes payable                                                                      570,000            -
  Deferred income taxes                                                                     741,000            741,000
----------------------------------------------------------------------------------------------------------------------

      Total current liabilities                                                           3,255,471          2,152,052

Deferred income taxes                                                                        27,000             27,000

----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                   3,282,471          2,179,052
----------------------------------------------------------------------------------------------------------------------

Commitments

Shareholders' Equity
  Common stock - $.001 par value; authorized 15,000,000 shares,
   7,674,653 and 5,876,710 issued and outstanding, respectively                               7,675              5,877
  Additional paid-in capital                                                             11,612,756          9,146,628
  Retained earnings                                                                       2,648,380          1,793,346
----------------------------------------------------------------------------------------------------------------------

      Total shareholders' equity                                                         14,268,811         10,945,851

----------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity                                        $17,551,282        $13,124,903
======================================================================================================================

                                               See Notes to Financial Statements

                                                                                              CPI AEROSTRUCTURES, INC.

                                                                                                  STATEMENTS OF INCOME
----------------------------------------------------------------------------------------------------------------------
                                                  For the Three Months Ended                 For the Nine Months Ended
----------------------------------------------------------------------------------------------------------------------
                                                              September 30,                         September 30,
                                                          1997           1996                    1997          1996
----------------------------------------------------------------------------------------------------------------------
                                                             (Unaudited)                            (Unaudited)
----------------------------------------------------------------------------------------------------------------------

Revenue                                             $2,215,387     $1,645,955                $7,346,072     $4,832,448

Cost of sales                                        1,383,632        989,090                 4,841,397      3,011,272
----------------------------------------------------------------------------------------------------------------------

Gross profit                                           831,755        656,865                 2,504,675      1,821,176

Selling, general and administrative                    351,766        416,695                 1,060,394      1,084,191
  expenses
----------------------------------------------------------------------------------------------------------------------
Income from operations                                 479,989        240,170                 1,444,281        736,985
----------------------------------------------------------------------------------------------------------------------
Other (income) expense:
  Interest income/Other expense                            517         (4,604)                   17,883        (39,256)
  Interest expense                                         169            573                     1,364        110,024
----------------------------------------------------------------------------------------------------------------------
Total other (income) expenses, net                         686        (4,031)                    19,247         70,768
----------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes
  and extraordinary item                               479,303        244,201                 1,425,034        666,217

Provision for income taxes                             192,000         86,000                   570,000        233,000
----------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                    $  287,303       $158,201                $  855,034     $  433,217

Extraordinary Item - gain on early
  Extinguishment of debt, net of provision
  for income taxes of $28,000                              -                -                        -          50,947
----------------------------------------------------------------------------------------------------------------------
Net Income                                          $  287,303       $158,201                $  855,034     $  484,164
======================================================================================================================
Earnings per share (Note 3):
  Income before extraordinary item                  $      .04       $    .02                $      .12     $      .09
  Extraordinary item                                $                $      -                $        -     $      .01
----------------------------------------------------------------------------------------------------------------------
Net earnings ...............                        $      .04       $    .02                $      .12     $      .10
======================================================================================================================

Weighted average shares and common
share equivalents outstanding                        7,647,193      6,800,444                 7,144,857      4,779,027
======================================================================================================================

                                               See Notes to Financial Statements
                                                                               4


                                                                                              CPI AEROSTRUCTURES, INC.

                                                                                              STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------

For the Nine Months Ended September 30,                                                        1997               1996
----------------------------------------------------------------------------------------------------------------------
                                                                                                     (Unaudited)
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                            $   855,034       $    484,164
  Adjustments to reconcile net income to net cash used in
   operating activities:
    Depreciation and amortization                                                            52,576             60,279
    Loss on sale/disposal of fixed assets                                                    25,883             -
    Extraordinary item                                                                        -                (50,947)
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                                      (260,496)           (64,912)
      Decrease in prepaid expenses and other current assets                                  44,947            266,712
      Increase in costs and estimated earnings in excess of billings on
       uncompleted contracts                                                             (1,810,393)          (974,041)
      (Increase) decrease in other assets                                                  (296,571)            46,293
      Increase in accounts payable                                                          647,590            271,397
      Increase (decrease) in accrued expenses                                              (107,624)            70,113
      Increase in income taxes payable                                                      570,000                  -
----------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) operating activities                              (279,054)           109,058
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

  Proceeds from sale of fixed assets                                                          6,295              -
  Purchase of property and equipment                                                        (53,863)           (40,138)
----------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                             (47,568)           (40,138)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long-term debt and officer note payments                                                     (6,547)        (2,249,356)
Proceeds from exercise of stock options/warrants/private placement                        2,467,926          1,667,531

----------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities                             2,461,379           (581,825)
----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                           2,134,757           (512,905)

Cash at beginning of period                                                                 899,798            998,517
----------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                   $ 3,034,555         $  485,612
======================================================================================================================

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest                                                                            $     1,364        $   132,509
======================================================================================================================
    Income taxes                                                                        $    29,481        $    12,597
======================================================================================================================

                                               See Notes to Financial Statements

                                                        CPI AEROSTRUCTURES, INC.


                                       NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


 1.    INTERIM        The Financial Statements as of September 30, 1997 and for
       FINANCIAL      the nine and three months ended September 30, 1997 and
       STATEMENTS     1996 are unaudited. In the opinion of the management of
                      the Company, these financial statements reflect all adjustments (consisting solely normal recurring adjustments) necessary to present fairly the financial position of the Company, Company and the results of operations for such interim periods are not necessarily indicative of the results for a full year.

 2.    COSTS AND
       ESTIMATED      Costs and estimated earnings in excess of billings
       EARNINGS IN    on uncompleted contracts consist of:
       EXCESS OF
       BILLINGS ON
       UNCOMPLETED
       CONTRACTS:

                                                                                    September 30, 1997
                              ----------------------------------------------------------------------------------------
                                                                           U.S.
                                                                     Government         Commercial           Total
                              ----------------------------------------------------------------------------------------
                              Costs incurred on uncompleted
                               contracts                              $3,838,296        $24,643,799        $28,482,095
                              Estimated earnings                       1,580,534         14,211,544         15,792,078
                              ----------------------------------------------------------------------------------------

                                                                       5,418,830         38,855,343         44,274,173
                              Less billings to date                    3,717,389         27,040,130         30,757,519

                              ----------------------------------------------------------------------------------------
                              Costs and estimated earnings
                              in excess of billings on
                              uncompleted contracts                   $1,701,441        $11,815,213        $13,516,654
                              ========================================================================================



                                                                                     December 31, 1996
                              ----------------------------------------------------------------------------------------

                                                                        U.S.
                                                                     Government         Commercial           Total
                              ----------------------------------------------------------------------------------------

                              Costs incurred on uncompleted
                               contracts                              $1,084,838        $22,784,815        $23,869,653
                              Estimated earnings                         461,236         12,891,832         13,353,068
                              ----------------------------------------------------------------------------------------

                                                                       1,546,074         35,676,647         37,222,721
                              Less billings to date                      836,512         24,679,948         25,516,460

                              ----------------------------------------------------------------------------------------
                              Costs and estimated earnings
                              in excess of billings on                   709.562         10,996,688         11,706,261
                              ========================================================================================



                                                                                                                     6

                                                        CPI AEROSTRUCTURES, INC.

                                       NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
 -------------------------------------------------------------------------------

 3.    EARNINGS PER           The earnings per share calculations are computed
       COMMON SHARE:          by dividing net income, increased by  proforma
                              reductions in interest expense (net of tax) resulting from the assumed exercise of stock options and warrants and the resulting assumed reduction of outstanding indebtedness, by the weighted average number of common and common equivalent shares outstanding.

                                                        CPI AEROSTRUCTURES, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


Material Changes in Results of Operations

The Company's revenues for the three months ended September 30, 1997 were $2,215,387 compared to $1,645,955 for the same period last year, representing an increase of $569,432, or 35%. Revenues for the nine month period ended September 30, 1997 were $7,346,072 compared to $4,832,448 for the same period last year, representing an increase of $2,513,624 or 52%. This increase is due, in part, to an accelerated delivery schedule of apron assemblies which the Company builds for Rohr Industries, for use on the MD-90 aircraft. Additionally, revenue from the Company's two principal military contracts, which were originally awarded in late 1995 and increased throughout 1996, has increased as the Company continued deliveries of spare parts for the C-5 aircraft and delivered parts for the A-10 aircraft during the nine months ended September 30, 1997. Commercial aircraft programs represented 43% of total revenues for the nine months ended September 30, 1997 compared to 78% for the same period in 1996.

Gross profit increased by $174,890, or 27%, from the three months ended September 30, 1996 to the three months ended September 30, 1997. Gross profit for the nine month period ended September 30, 1997 was $2,504,675 compared to $1,821,176 for the same period last year, representing an increase of $683,499 or 38%. Gross profit as a percentage of revenues for the nine months ended September 30, 1997 was 34% compared to 38% for the same period last year. Gross profit as a percentage of revenues for the three months ended September 30, 1997 was 38% compared to 40% for the same period last year. The decrease in margins this year are attributable to a change in product mix.

Selling, general, and administrative expenses decreased by $64,929 or 16%, from the three months ended September 30, 1996 to the three months ended September 30, 1997. Selling, general and administrative expenses for the nine months ended September 30, 1997 were $1,060,394 compared to $1,084,191 for the comparable period last year, representing a decrease of $23,797. Interest expense decreased by $108,660 for the nine months ended September 30, 1997 compared to the same period last year, primarily because of the extinguishment of the Company's debt to Chrysler Capital Corporation in June, 1996.

The resulting net income for the three months ended September 30, 1997, was $287,303 versus $158,201 for the same period last year, representing an increase of $129,102, or 82%. Net income for the nine months ended September 30, 1997 was $855,034 compared to $484,164 for the same period last year, representing an increase of $370,870, or 77%. Earnings per share were $.12 for the nine months ended September 30, 1997, based upon the weighted average common shares outstanding of 7,144,857 as compared to earnings per share of $.10 for the nine months ended September 30, 1996 based upon the weighted average common shares outstanding of 4,779,027.

Material Changes in Financial Condition

At September 30, 1997 and December 31, 1996, the Company had working capital of $13,840,868 and $10,783,588, respectively, an increase of $3,057,280. This increase is primarily attributable to an increase in cash of $2,134,757 due to the exercise of warrants, and an increase in costs and estimated earnings in excess of billings on uncompleted contracts. See Note 2 of Notes to the Financial Statements.

                                                        CPI AEROSTRUCTURES, INC.


Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


The Company has financed its working capital requirements during the past two years through the Company's 1995 warrant exercise, the Company's 1996 private placement, the Company's 1997 warrant exercise, and operating cash flow. Historically, a large portion of the Company's cash has been used for costs and estimated earnings in excess of billings. Costs and estimated earnings in excess of billings includes the aggregate of costs and related profit which has been incurred and earned in performance of work for which the Company has firm contracts, but has not yet been billed to the customer. Costs and estimated earnings are recoverable upon shipment of products, presentation of billings in accordance with contract terms or completion of a contract.

Net cash used in operating activities for the nine months ended September 30, 1997 was $279,054. This decrease in cash was primarily the result of an increase in accounts receivable of $260,496, an increase in costs and estimated earnings in excess of billing of $1,810,393, an increase in other assets of $296,571, and a decrease in accrued expenses of $107,624, offset by net income of $855,034, an increase in accounts payable of $647,589, and an increase in income taxes payable of $570,000. The Company's continued requirement to incur significant costs in connection with commercial contracts in advance of receipt of associated cash has caused the increase in costs and estimated earnings in excess of billings on uncompleted contracts.


Other

On October 9, 1997 the Company announced that is had completed the acquisition of Kolar Machine, Inc. ("Kolar"), a privately owned precision machine and assembly manufacturer which services the electronics industry, including computer and microwave device manufacturers, as well as the materials handling, aerospace and banking industries. For the fiscal year ended December 31, 1996, Kolar had revenues of approximately $13.7 million. The Company's results of operations included in this Report, as well as all operations through October 8, 1997 do not include the results of Kolar.

On August 7, 1997 the Company terminated its previously announced offer to increase the number of shares issuable upon exercise of the Company's Class B Common Share Purchase Warrants from one to 1.33336 common shares. This exercise resulted in the Company receiving proceeds of approximately $2.2 million, the majority of which was used to help facilitate the acquisition mentioned above. As a result of the foregoing, the Company's cash balance for the period ended September 30, 1997 was approximately $3.0 million.

The above statements discussed in this Report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of the Company's products, the Company's ability to manage its growth and integrate the operations of Kolar, Inc. with its aerospace operations, and the other risks detailed from time to time in the Company's SEC reports.

                                                        CPI AEROSTRUCTURES, INC.


-------------------------------------------------------------------------------

PART II

ITEM 1.       Legal proceedings.

                  There have been no material developments in the Company's two pending legal proceedings involving VTX Electronics Corp. and Rickel & Associates, Inc. since the filing of the Company's Annual Report on Form 10-KSB for December 31, 1996.



ITEM 6.     Exhibits and Reports on Form 8-K


              a)     No exhibits.

              b) A Report on Form 8-K for September 9, 1997, was filed by the Company reporting an Item 5 "Other Event", the Company's execution of an Asset Purchase Agreement dated September 9, 1997 for the acquisition of Kolar Machine, Inc. which was completed in October 1997.

                                                      CPI AEROSTRUCTURES, INC.
--------------------------------------------------------------------------------




                                    SIGNATURE
                                    ---------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CPI AEROSTRUCTURES, INC.



Dated:    November 3, 1997
                                           By:  /s/ Arthur August
                                           ----------------------------
                                           Arthur August
                                           President
                                          (Principal Executive Officer)



Dated:    November 3, 1997                 By:  /s/  Theodore J. Martines
                                           ------------------------------
                                           Theodore J. Martines
                                           Executive Vice President
                                          (Principal Financial Officer)