Form 10KSB
period 1997-12-31
CPI AEROSTRUCTURES INC
filed 1998-03-31
CIK 889348

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 (Fee required)

For the fiscal year ended     December 31, 1997
                          ---------------------------

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from ______________ to _________________

                         Commission file number 1-11398

                            CPI AEROSTRUCTURES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            New York                                            11-2520310
---------------------------------                           -------------------
(State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)


200A Executive Drive, Edgewood, New York                          11717
----------------------------------------                        ----------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (516) 586-5200
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                               Name of Each Exchange on Which
Title of Each Class                               Each Class is Registered
-------------------                               ------------------------
        None                                                None
-------------------                               ------------------------

              Securities registered under Section 12(g) of the Act:

                     Common Stock, $.001 par value per share
                     ---------------------------------------
                                (Title of Class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's revenues for its most recent fiscal year were $13,015,393.

      The aggregate market value of the 6,761,342 shares of voting stock held by non-affiliates computed by reference to the closing price at which the stock was sold on March 17, 1998, was $16,903,355.

      As of March 17, 1998, the Issuer had 7,945,342 shares of Common Stock, $.001 par value, outstanding.

      Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                            CPI AEROSTRUCTURES, INC.
                         FORM 10-KSB ANNUAL REPORT-1997
                                TABLE OF CONTENTS

PART I                                                                      PAGE

Item 1.   Description of Business..........................................   3
Item 2.   Description of Property..........................................  10
Item 3.   Legal Proceedings................................................  10
Item 4.   Submission of Matters to a Vote of Security Holders..............  11

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.........  11
Item 6.   Management's Discussion and Analysis . . . . . . . . . . ........  12
Item 7.   Financial Statements.............................................  14
Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure.............................................  14

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act................  15
Item 10.  Executive Compensation...........................................  16
Item 11.  Security Ownership of Certain Beneficial Owners and Management...  19
Item 12.  Certain Relationships and Related Transactions...................  21
Item 13.  Exhibits, List and Reports on Form 8-K...........................  21

Item 1. DESCRIPTION OF BUSINESS

      (a) Business Development


      CPI Aerostructures, Inc. is comprised of two distinct entities: CPI Aerostructures, Inc. ("CPI") and Kolar, Inc. ("Kolar") (collectively the "Company"). CPI is engaged in contract production of structural aircraft parts and sub-assemblies for the commercial and military sectors of the aircraft industry. In connection with its commercial assembly operations, CPI provides engineering, technical and program management services to its customers. Kolar manufactures precision machine parts and sub-assemblies for the electronics industry, including computer and microwave device manufacturers, as well as the materials handling, aerospace and banking industries.

      CPI was incorporated under the laws of the State of New York in January 1980 under the name Composite Products International, Inc. The Company changed its name to Consortium of Precision Industries, Inc. in April 1989 and to CPI Aerostructures, Inc. in July 1992. In September 1992, the Company completed its initial public offering with the Company receiving net proceeds of approximately $4,600,000.

      Kolar was incorporated under the laws of the State of Delaware in July 1997 to acquire Kolar Machine, Inc., a precision machining and assembly manufacturer located in Ithaca, New York. On October 9, 1997, CPI purchased substantially all of the assets of Kolar and the related real property for approximately $14.5 million. The deal was accomplished using cash and debt financing which was provided by the Chase Manhattan Bank and "a seller's note."

      Certain statements discussed in this Report include forward-looking statements that involve risks and uncertainties, including the timely delivery and acceptance of the Company's products, the timing of commercial and government funding approvals, and the other risks detailed from time to time in the Company's SEC reports.

      (b) Business of Issuer

      CPI is engaged in contract production of structural aircraft parts and sub-assemblies for the commercial and military sectors of the aircraft industry. The following table sets forth information relating to the approximate dollar amounts and percentages of CPI's revenues from the commercial and military sectors of the aircraft industry:

                                                  Years Ended
                                      December 31,             December 31,
                                         1996                     1997
                                      ------------             ------------
                                        (Dollar amounts in thousands)
Commercial                      $   5,120        75.6%   $   4,171        42.5%
Military                            1,650        24.4        5,654        57.5
                                ---------   ---------    ---------   ---------
  Total                         $   6,770       100.0%   $   9,825       100.0%
                                =========   =========    =========   =========

      Kolar manufactures precision parts and sub-assemblies for a variety of different markets. Kolar accounted for approximately 25% of the Company's 1997 total revenues from the date of acquisition, October 9, 1997, to December 31, 1997.

Products

      CPI

      CPI's products are sub-assemblies (a series of parts fitted together to form a complex aerodynamic structure). These products are incorporated into jet engine housings (nacelles) by CPI's customers or aircraft manufacturers to form final aircraft assemblies. CPI's products are custom designed and developed to fit precise certification standards imposed by CPI's customers and applicable regulatory bodies. Due to the critical functions served by CPI's products, sub-assemblies are often manufactured using durable, heat-resistant, and/or light-weight metals, including titanium, inconel and various metal alloys containing similar properties.

      CPI's principal commercial aircraft products include aprons and engine mounts, which are structures used to attach jet engine housings to aircraft. Apron assemblies are panels that function as the aerodynamic surface between pylons (structures which attach nacelles to the wing or fuselage) and nacelles. As of December 31, 1997, CPI had delivered two engineering prototypes, three development units, six flight test units and 178 (76 during 1997) production units of an apron assembly to Rohr Industries, Inc. ("Rohr") for the McDonnell Douglas MD-90, a 150-200 seat jet aircraft which received FAA certification in November 1994.

      Aft fairing assemblies are the exterior portion of a pylon. CPI produces aft assemblies and portions of the upper forward section of the pylon under an agreement with Mitsui & Co. (U.S.A.) as agent for Shin-Meiwa Industry Co., Ltd., a Japanese aerospace firm, in connection with the production of the McDonnell Douglas MD-11 Tri-jet, an existing 250 to 275 seat jet aircraft. The McDonnell Douglas MD-11 received FAA certification in November 1991.

      CPI also assembles structural replacement parts for military aircraft, including spoilers, flaps, ducts, skins and doors. Spoilers and flaps are aerodynamic panels attached to the wings of an aircraft that enable an aircraft to ascend and brake during takeoff and landing. Ducts are open panels to enable free airflow within an aircraft. Skins are the outer layer of an aircraft. CPI has the capabilities to produce additional aircraft products for both commercial and military applications.

      Kolar

      Kolar's principal products include detail parts and major sub-assemblies for high speed machines that route printed circuit boards through a series of operations while inserting and bonding components to the board. The eventual printed circuit boards are used in ATM machines, computers, and a variety of other electronic devices.

      In the materials handling market, Kolar's customer produces high speed equipment used for the weighing and measuring of cartons and containers.

Customers and Contracts

      CPI

      Commercial

      Pursuant to long-term agreements with Rohr (now owned by B. F. Goodrich), a leading commercial aircraft supplier of nacelles, CPI operates as a subcontractor under Rohr's production programs with The Boeing Company. In June 1994, Rohr sold its corporate jet business to the Nordam Corporation ("Nordam") and the CPI's agreement with Rohr concerning the Hawker 1000 was transferred to Nordam. For the years ended December 31, 1996 and 1997, sales of CPI's products to Rohr/Nordam accounted for approximately 75% and 41%, respectively, of CPI's revenues.

      CPI's commercial agreements generally provide that the price for products is subject to annual adjustment calculated in accordance with an escalation formula (based on statistics published by the United States Department of Labor), which account primarily for industry costs for labor and materials. In addition, the agreements contain repricing provisions which adjust the price under certain circumstances as a result of changes in the scope, design, quantity or delivery schedule provisions.

      CPI's agreements with Rohr and Nordam contain provisions that allow termination of such contracts at will, in whole or in part, at the convenience of the customer and generally provide that the customer must reasonably compensate CPI for work performed through the termination date which has happened and may occur again.

      In May 1990, CPI entered into an agreement with Rohr, pursuant to which CPI agreed to provide Rohr with pan assemblies in connection with production of the Boeing 757 jet aircraft. The agreement, as revised, obligates CPI to deliver a total of 296 units to Rohr, for a fixed aggregate base price of $2,545,000, all of which had been delivered as of December 31, 1996. CPI also provides Rohr with spars for use in connection with production of the Boeing 757 aircraft pursuant to purchase orders submitted to CPI from time to time by Rohr. As of December 31, 1996, CPI had delivered an aggregate of 721 spars, for an aggregate purchase price of $2,263,000. In December 1997, based on information received from the customer, CPI recognized a termination of this agreement, for both the pan assemblies and spars, and recorded a non-cash charge to cost of sales (using the percentage of completion method of accounting) amounting to approximately $605,000. For the year ended December 31, 1996, approximately 4% of the Company's revenues were derived from the sale of pan assemblies and spars under this program. No revenues were recorded in 1997.

      In March 1991, CPI entered into an agreement with Rohr, pursuant to which CPI agreed to provide Rohr with apron assemblies and related components in connection with production of the McDonnell Douglas MD-90 jet aircraft. CPI delivered 62 production units during 1996. As of December 31, 1997, CPI had delivered an aggregate of two engineering prototypes, three development units, six flight testing units and 178 production units (76 during 1997). During the years ended December 31, 1996 and 1997, approximately 58% and 37%, respectively, of CPI's revenues were derived from this program. Boeing has announced that it plans to terminate the McDonnell Douglas MD-90 program in mid 1999 unless it receives sufficient additional orders for such aircraft. In the event that such termination occurs, there would be no expected financial impact on CPI in 1998 but would adversely affect 1999's results of operations.

      McDonnell Douglas completed FAA certification for this aircraft at the end of 1994. Under CPI's agreement, CPI must deliver an annual average minimum of three and an annual average maximum of 12 apron assemblies per month until at least 1,000 apron assemblies are delivered. The agreement obligates CPI to deliver an aggregate of 1,000 apron assemblies to Rohr at a fixed aggregate base price (originally contracted in 1991 unescalated dollars) of $22,000,000. Due to modifications in the design of the apron, the price of the production units has increased significantly.

      In October 1988, CPI entered into an agreement with Rohr, which contract was sold to Nordam, pursuant to which CPI agreed to provide Nordam with pylons, engine mounts and all related sub-assemblies and components for use in connection with production of the Hawker 1000 Executive Jet, an existing eight to ten seat aircraft. For the years ended December 31, 1996 and 1997, approximately 12% and 11%, respectively, of CPI's revenues were derived under this program. The original agreement obligated CPI to deliver a total of 300 pylons to Nordam at a fixed aggregate base price (in 1988 unescalated dollars) of $10,300,000.

      In September 1995, CPI received notice from Nordam of a termination of CPI's contract with Nordam for the manufacture of pylons. The portion of the contract relating to the manufacture of engine mounts has not been terminated, and sales of engine mounts are expected to continue under the contract. The engine mounts for this jet are also common to other executive jets and may be used for other executive jets. CPI recorded a charge against cost of sales of approximately $1,473,000 (using the percentage of completion method of accounting) during the fourth quarter of 1995, but also negotiated a termination payment with Nordam, which had a positive impact on CPI's cash flow. The amount of the termination payment was $750,000 and was received in November 1996.

      In May 1992, CPI commenced production of aft fairing assemblies for Shin-Meiwa Industry Co., Ltd. ("Shin-Meiwa"), a Japanese aerospace firm. On December 10, 1992, CPI executed an agreement with Mitsui & Co. (U.S.A.), Inc., as agent for Shin-Meiwa to produce aft fairing assemblies in connection with the production program for the McDonnell Douglas MD-11. CPI's current arrangement with Shin-Meiwa provides for CPI to assemble products using tooling and component parts provided by Shin-Meiwa. The contract provides for the delivery of 251 pieces for an aggregate of approximately $1,590,000. As of December 31, 1996 and 1997, CPI had delivered 155 and 167, respectively, fairing assemblies pursuant to purchase orders. CPI expects to deliver 22 new units in 1998.

      Military

      CPI supplies structural aircraft parts and sub-assemblies to the military under prime contracts with several branches of the United States Government. For the years ended December 31, 1996 and 1997, 24% and 58%, respectively, of CPI's revenues were derived from military contracts. The increased level of revenues from the military sector resulted primarily from the following two contracts:

      On September 19, 1995, CPI was awarded a contract by the United States Air Force for the A-10 Aircraft program. CPI will produce leading edge panels for such aircraft. The total award amount is approximately $3,354,000, with all deliveries expected to be completed during 1999.

      On September 22, 1995, CPI was awarded a contract by the United States Air Force for the C-5 Aircraft program. CPI is producing structural supports, plates and brackets, mount assemblies, air deflectors, mounting blocks, hinge brackets, plate assemblies, fairings, landing gear door assemblies and panel assemblies for such aircraft. As of March 3, 1998, the total contract value was $4,878,000 with additional orders anticipated, although no assurances can be given as to any additional orders.

      As of December 31, 1996 and 1997, CPI had nine and thirteen military contracts, respectively, in various stages of completion. Contract terms are generally one to two years. Product prices under these contracts are fixed. Each contract obligates CPI to deliver a specific quantity of units according to specified delivery schedules. Each contract contains repricing clauses which adjust the fixed price for each product delivered in the event that the government requests design, quantity or schedule changes for products. CPI generally provides its own tooling to produce products under military contracts. CPI typically recovers all of its tooling costs under a contract following the delivery of the first unit produced. For contracts with an aggregate dollar amount in excess of $100,000 CPI is generally entitled to receive progress payments to cover approximately 90% of CPI's total costs at the time of the request.

      Pursuant to military contracts, CPI provides a warranty which covers defects in materials and workmanship for products delivered to the government. The warranty provides for the replacement or repair of defective products. CPI is not required under its contracts to carry liability insurance. Such contracts incorporate by reference the Federal Acquisition Regulations (FAR) which provide that the government generally acts as a self-insurer for loss of or damage to property that occurs after acceptance of delivered products and results from defects or deficiencies of the products.


      Kolar

      Kolar operates almost solely on a purchase order basis with its current customers. The one exception is the Purchase Agreement described below entered into between Universal Instrument Corporation ("Universal") and Kolar in November 1997. Kolar has long-standing relationships with its two major customers, including Universal, which together comprise over 75% of Kolar's revenues.

      Universal has been Kolar's customer for approximately twelve years, and accounted for more than 60% of Kolar's revenues in 1997 as Kolar's largest customer. Kolar manufactures detail parts and a major sub-assembly for Universal's high speed machines that route printed circuit boards through a series of operations while inserting and bonding components to the board. Kolar also produces numerous other detail parts for various applications in Universal machinery. In November 1997, Universal entered into a Purchase Agreement with Kolar setting forth the terms and conditions under which Universal is purchasing products from Kolar. The agreement is for four years, unless earlier terminated, however, it does not provide for any fixed quantities of sales and is subject to Kolar's receipt of purchase orders thereunder.

      Hi Speed Checkweigher ("Hi Speed") is Kolar's second largest customer and has been a customer of Kolar for approximately 40 years. Hi Speed accounted for approximately 12% of Kolar's revenues in 1997. Hi Speed produces high speed equipment used for the weighing and measuring of cartons and containers.

Production and Assembly

      CPI

      CPI's assembly operations consist primarily of incorporating component aircraft parts supplied by third parties into complex sub-assemblies to satisfy specific customer requirements and precision certification standards. CPI subcontracts production of component parts in its assembly operations, which are shaped, formed, welded and/or machined to specified configurations. This allows CPI to avoid additional costs of extensive manufacturing and production facilities, parts fabrication and expensive capital equipment. CPI's employees process component parts to add drilling, routing, boring and other processes prior to assembly. Components are placed, attached and incorporated into final assemblies by CPI-trained personnel. CPI's operations are generally conducted on a five-day basis with single shifts. CPI packages its products in accordance with specifications for shipment to its customers. CPI's customers are generally responsible for arranging product shipment by common carrier.

      Kolar

      Kolar's production operations consist primarily of machining raw materials such as aluminum and steel into component parts to satisfy specific customer requirements and precision standards. In the assembly operations, Kolar incorporates machined parts, which it manufactures, with components purchased from subcontractors, to produce assemblies used in high speed, automated equipment. Kolar packages its products in accordance with specifications for shipment to its customers. Kolar is generally responsible for arranging product shipment, usually using its own vehicles.

Marketing

      To date, substantially all of CPI's and Kolar's marketing activities have been conducted by members of management. Such activities have consisted primarily of personal contact with potential customers.

      CPI's sales cycle, which generally commences at the time a prospective customer issues a request for proposal and ends upon execution of a contract with the customer, typically ranges from six months to one year. A portion of CPI's commercial marketing efforts involves responding to requests from potential contractors. CPI obtains military contracts for its products and services through the process of competitive bidding.

      Additionally, both CPI and Kolar have signed agreements with a number of sales representatives to market the Company's products to a broader base of customers.

Backlog

      CPI produces custom sub-assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate contract values under basic ordering agreements or for production orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation. All of CPI's backlog is subject to termination at will and rescheduling, without significant penalty. As of December 31, 1997 and 1996, CPI's backlog was approximately $26 million and $49 million, respectively.

      Of CPI's backlog at December 31, 1997, approximately 85% and 15% is attributable to commercial and military contracts, respectively. Approximately $8.5 million (33%) of CPI's current backlog at December 31, 1997 is scheduled for delivery during the year ending December 31, 1998.

Raw Materials, Suppliers and Manufacturers

      The Company makes extensive use of metals, including, titanium, inconel, steel, aluminum and alloys as raw materials in the production of its products. Rod, bar tubing and extrusions made of aluminum, steel and titanium and other materials such as rubber and adhesives are also utilized. The Company's decision to purchase certain raw materials is generally based on required specifications of its customers. The Company purchases all of its supply of metals and other raw materials pursuant to purchase orders from third party distributors who purchase raw materials from original manufacturers located throughout the United States. While the Company attempts to maintain alternative sources of supply for the Company's raw materials and believes that alternative sources are currently available for most of such materials.

      CPI subcontracts production of substantially all component parts incorporated into its products to third party manufacturers under firm fixed price orders. CPI's decision to purchase certain components is generally based upon whether such components are available to meet required specifications and at a cost and delivery consistent with customer requirements. CPI, from time to time, is required to purchase custom made parts from sole suppliers and manufacturers in order to meet specific customer requirements. To date, CPI has not experienced material delays in connection with obtaining custom parts.

      The Company generally does not maintain supply agreements with its suppliers or manufacturers and purchases raw materials and component parts pursuant to purchase orders in the ordinary course of business. The Company believes that the supplies of materials through the end of 1998 will be adequate.

Competition

      The markets for CPI's products are highly competitive. CPI competes with numerous well-established foreign and domestic subcontractors engaged in the supply of aircraft parts and assemblies to the commercial sector of the aircraft industry, including Northrop Grumman Corporation, Aeronca, Inc., Shin-Meiwa and other subcontractors throughout the world. CPI also faces competition from foreign and domestic prime contractors, including Nordam, all of whom possess greater resources than CPI, thereby permitting such companies to implement extensive production programs in response to orders from aircraft manufacturers. The market for large commercial jet aircraft is dominated by The Boeing Company and Airbus Industries, which typically contract production of assemblies to a limited number of large commercial contractors. Consequently, CPI's ability to increase market penetration in the commercial sector may be limited by the relatively limited number of prime contractors in this market.

      CPI competes on the basis of price, development and production capabilities and service. To the extent possible, CPI seeks to limit its operations to the assembly of complex sub-assemblies while subcontracting production of component parts, which allows CPI to avoid the significant costs associated with maintaining capital equipment.

      CPI also faces competition from numerous military subcontractors. CPI competes for military contracts on the basis of price. CPI is able to obtain military contracts that are "set-aside" for small businesses.

      While the markets for Kolar's products are also highly competitive, its track record of superior performance with its mature customer base has given Kolar a slight advantage over new entrants into the precision machining business, and specifically in the Upstate New York area.

      Kolar's two most significant competitors are DFF Corporation of Massachusetts and Arlington Machine of New York State. DFF Corporation has a large facility and assembly capability. Arlington Machine has excellent machining capabilities. Both competitors have a price structure similar to Kolar.

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

      CPI's operations require the use of a limited amount of chemicals and other materials for painting and cleaning, including solvents and thinners, that are classified under applicable laws as hazardous chemicals and substances. CPI has obtained a permit from the Town of Islip, New York, Building Division in order to maintain a paint booth containing flammable liquids.

      The Company believes that it is in substantial compliance with all federal, state and local laws and regulations governing its operations and has obtained all material licenses and permits required for the operations of its business.

Warranty

      Pursuant to all of CPI's commercial contracts, CPI warrants that products will strictly conform to all specifications provided by the customer and will be free from defects in material and workmanship for a specified period (ranging from one to four years). CPI's liability is limited to repair or replacement of defective products. Notwithstanding such limitation, CPI agreed to indemnify the customers for any costs, damages, expenses or other loss or liability incurred or paid (including reasonable attorneys' fees) arising out of asserted claims for property damage, personal injury or death, or any other damages, including claims of consequential loss and breach of contract as a result of, among other things, the performance of work, products or workmanship, provided that such claims do not arise as a result of the sole fault of the customers.

      Pursuant to military contracts, CPI provides a warranty which covers defects in materials and workmanship for products delivered to the government. The warranty provides for the replacement or repair of defective products. CPI is not required under its contracts to carry liability insurance. Such contracts incorporate by reference the Federal Acquisition Regulations (FAR) which provide that the government generally acts as a self-insurer for loss of or damage to property that occurs after acceptance of delivered products and results from defects or deficiencies of the products.

      Kolar generally warrants its products to be free from defects in materials, workmanship and manufacturing processes for a specified period, ranging from one to four years from the date of shipment.

Insurance

      CPI maintains a $2 million general liability insurance policy, a $10 million products liability insurance policy, and a $5 million umbrella liability insurance policy. Kolar maintains a $1 million general and products liability insurance policy, and a $10 million umbrella liability insurance policy. The Company believes this coverage is adequate for the types of products presently marketed.

Proprietary Information

      None of CPI's current assembly processes or products are protected by patents. CPI relies on proprietary know-how and confidential information and employs various methods to protect the processes, concepts, ideas and documentation associated with its products. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such processes, concepts, ideas and documentation. CPI has registered the name CPI Aerostructures and its logo as trademarks.

Employees

      As of March 3, 1998, CPI employed 25 full-time employees including its two executive officers, and two part-time employees. As of March 3, 1998, Kolar employed 94 full-time employees including one officer, and one part-time employee.

      The Company also employs temporary personnel with specialized disciplines on an as-needed basis. None of the Company's employees are members of unions. The Company believes that its relations with its employees are good.

Item 2. DESCRIPTION OF PROPERTY

      CPI Aerostructures' executive offices and production facilities are situated in an approximate 25,000 square foot building located at 200A Executive Drive, Edgewood, New York 11717. CPI Aerostructures occupies this facility under a lease with an unaffiliated landlord, which commenced on December 1, 1995 and ends on March 31, 1999. The current monthly base rental is $13,046, plus common area costs, increasing to $13,451, plus common area costs, over the term of the lease. The Company believes that its facilities are adequate for its current needs.

      Kolar's executive offices and production facilities are situated in approximately 46,000 square feet in a total of four buildings that the Company owns. The buildings are located at 407 Cliff Street, Ithaca, New York, 618 West Buffalo Street, Ithaca, New York, 604 Elmira Road, Ithaca, New York and 612 Elmira Road, Ithaca, New York.

Item 3. LEGAL PROCEEDINGS

      On or about November 22, 1995, CPI commenced an action in the Supreme Court of the State of New York, County of Nassau, against VTX Electronics Corp. alleging breach of a contract signed between the parties on August 24, 1995. The Company seeks damages in the amount of $400,000. Defendant VTX answered and counterclaimed for $150,000. The matter was in the discovery phase before VTX filed for bankruptcy protection in January, 1997 under Chapter 11 of the Bankruptcy Code. On or about December 1, 1997, the Company agreed to settle any and all claims against VTX and VTX agreed to settle any and all claims and counterclaims against the Company. The parties filed a Stipulation of Dismissal with prejudice in the matter in March 1998.

      In July, 1996 Rickel & Associates, Inc. ("Rickel"), former consultants to the Company, commenced an action in the Supreme Court of the State of New York, County of New York against the Company. Rickel alleged breach of a Consulting Agreement dated January 26, 1995 pursuant to which Rickel alleged it is owed $70,000 and is entitled to 120,000 stock options which the Company has canceled. The Company denied the allegations, claiming that Rickel did not perform as required under the Consulting Agreement, and that Rickel fraudulently induced the Company to enter into the Consulting Agreement. This action is in the discovery stage.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      None

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      The Company's securities have been traded in the over-the-counter market and listed on the National Association of Securities Dealers Automated Quotation SmallCap Market ("Nasdaq/SmallCap") since December 22, 1995, and quoted on the Nasdaq National Market System and traded on the Boston Stock Exchange prior to such date, beginning on September 16, 1992. The Company's Units, each consisting of one share of Common Stock and one Common Stock warrant traded under the NASDAQ symbol CPIAU until January 19, 1993; the Common Stock trades under the NASDAQ symbol CPIA and the Warrants traded under the NASDAQ symbol The CPIAW. The Warrants were traded until January 12, 1995 when they were redeemed.

      The following tables set forth for the last two fiscal years, the range of high and low trade prices of CPI's Common Stock for the periods indicated and the range of high and low closing prices of CPI's Common Stock since January 1, 1996, as reported by NASDAQ. NASDAQ prices represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

NASDAQ
Security         Period                                 High          Low
--------         ------                                 ----          ---
Common Stock     1997

                 Quarter Ended March 31, 1997           $2 3/4        $2 3/8

                 Quarter Ended June 30, 1997            $2 13/16      $1 3/8

                 Quarter Ended September 30, 1997       $3            $1 5/6

                 Quarter Ended December 31, 1997        $6            $2 13/16


Common Stock     1996

                 Quarter Ended March 31, 1996           $1 9/16       $3/4

                 Quarter Ended June 30, 1996            $3 3/8        $1 1/16

                 Quarter Ended September 30, 1996       $4            $1 5/8

                 Quarter Ended December 31, 1996        $2 13/16      $1 7/8

      On March 17, 1998, the closing sale price for the Company's Common Stock on the NASDAQ SmallCap Market was $2.50.

Holders

      On March 17, 1998, there were 333 holders of record of the Company's Common Stock. The Company reasonably believes that there are in excess of 400 beneficial holders of its Common Stock.

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

      In addition, the Company's Credit Agreement with its several lenders provides that the Company may not declare or pay any dividend on its Common Stock so long as any amounts are owing to the several lenders. See "Item 6. Management's Discussion and Analysis - Financing Arrangements."

RECENT SALES OF UNREGISTERED SECURITIES, USE OF PROCEEDS FROM REGISTERED SECURITIES

      None

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

      The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing under Item 7 of this Report.

General

      Consistent with industry practice, CPI uses the percentage of completion method of accounting for its business. Under this method, CPI recognizes revenues as costs are incurred under its contracts, measured by the percentage of actual costs incurred to date against estimated total costs. Under CPI's commercial contracts, CPI does not receive cash payments until products are shipped. Accordingly, revenues may be recognized by CPI even though associated cash payments have not been received. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance may result in revisions to costs and income, which are recognized in the period in which revisions are determined to be required. CPI's recorded revenues may be written-off in later periods in the event CPI's cost estimates prove to be inaccurate or a contract is terminated. For Kolar, revenue is recognized when goods are shipped to customers.

Results of Operations

Year Ended December 31, 1997 as Compared to the Year Ended December 31, 1996

      The Company's revenues for the year ended December 31, 1997 ("1997") were $13,015,000 compared to $6,770,000 for the year ended December 31, 1996 ("1996"), representing an increase of $6,245,000, or 92%. Of this increase, $3,190,000 relates to sales by Kolar for the period October 9, 1997 to December 31, 1997, and a significant portion relates to revenues recorded from CPI's new military contracts, which have increased since late 1995. During 1994, CPI began manufacturing for production under the MD-90 program. As of December 31, 1997, CPI had delivered 178 production units out of a total contract of 1,000. Boeing has announced that it plans to terminate the McDonnell Douglas MD-90 program in mid 1999 unless it receives sufficient additional orders for such aircraft. In the event that such termination occurs, there would be no expected financial impact on CPI in 1998 but would adversely affect 1999's results of operations.

      Commercial aircraft programs represented approximately 32% of total revenues for 1997, as compared to 76% for 1996.

      Gross profit for 1997 was $3,807,000 compared to $2,590,000 for 1996, representing an increase of $1,217,000, or 47%. Gross profit as a percentage of revenues for 1997 was 29%, compared to 38% for 1996, representing a decrease of 9 percentage points. This decrease in gross profit percentage was attributable primarily to the termination of the pan assemblies and spars purchase order for the Boeing 757 in 1997.

      Selling, general and administrative expenses for 1997 were $2,016,000 compared to $1,751,000 for 1996, representing an increase of $265,000, or 15%. This increase is primarily attributable to non-cash charges related to the acquisition of Kolar, such as amortization of goodwill and loan commitment fees. Selling, general and administrative expenses as a percentage of revenues for 1997 and 1996 were 15% and 26%, respectively. Interest expense for 1997 was $306,000, compared to $111,000 for 1996, representing an increase of $195,000 or 176%. The increase is attributable to a substantial increase of debt during 1997, primarily from the Company's purchase of Kolar, Inc.

      The net income for 1997 was $949,000 compared to $504,000 for 1996, representing an increase of $445,000. Basic earnings per share was $0.14 on 6,582,479 average shares outstanding, compared to $0.10 per share (re-stated from prior year's amount) on 4,831,588 average shares outstanding for fiscal 1996. Diluted earnings per share increased to $0.12 per share from $0.09 per share in 1996 on 7,645,603 and 5,664,815 weighted average shares outstanding, respectively.

Liquidity and Capital Resources

      The Company has financed its working capital requirements during the past two years through proceeds received from the exercise of warrants, a June 1996 Private Placement (the "1996 Placement")and from operations. A large portion of the Company's cash has been used for costs incurred on various commercial contracts that are in process. These costs are components of "Costs and estimated earnings in excess of billings on uncompleted contracts" and represents the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms. CPI's continued requirement to incur significant costs, in advance of receipt of associated cash for commercial contracts has caused an increase in the gap between aggregate costs and earnings and the related billings to date.

      Net cash used in operating activities for 1997 was $1,386,000, as compared to net cash provided by operating activities of $588,000 for 1996. This decrease in cash was primarily attributable to net income of $949,000, depreciation and amortization of $401,000, an increase in deferred income taxes of $19,000, and an increase in income taxes payable of $543,000, offset by an increase in accounts receivable of $296,000, an increase in costs and estimated earnings in excess of billings of $1,218,000, an increase in inventory of $262,000, and a decrease in accounts payable of $1,497,000.

      Net cash provided by financing activities was $12,772,000 in 1997, as compared to net cash used in financing activities of $642,000 in 1996. The Company repaid long term debt of $10,000 in 1997, as compared to $2,324,000 in 1996. The Company received $2,414,000 from the exercise of stock options and warrants in 1997, as compared to the receipt of $105,000 in 1996. Net cash used in investing activities of $10,254,000 for 1997 and $45,000 for 1996 resulted from the Company's purchase of Kolar in 1997, and the purchase of property and equipment in 1996.

      As a result of the foregoing, the Company's cash at December 31, 1997 increased by $1,132,000 from the prior year to $2,032,000.

Year 2000 Problem

      The Company believes that many of its suppliers and customers have year 2000 Issues ("Year 2000 Issue") which could affect the Company. Many older computer software programs recognize only the last two digits of the year in any date (e.g., '98" for "1998"). These programs were designed and developed without considering the impact of the upcoming change in the century. If the software is not reprogrammed or replaced, many computer applications could fail or create erroneous results at the Year 2000. The Company will commence a program to pursue compliance by those with whom it electronically interconnects. It is not possible, however, at present, to quantify the overall cost of resolving this issue for the Company's suppliers and customers. The Company has been advised that its own software has been designed and developed with a resolution to the Year 2000 Issue and as such the Company presently believes that the cost of fixing the Year 2000 Issue will not have a material effect on the Company's current financial position, liquidity or results of operations.

Financing Arrangements

      The Company has an agreement with The Chase Manhattan Bank and Mellon Bank providing a line of credit through October 31, 1998, which will be used for working capital and other corporate purposes as needed. The Company has available up to $1,000,000 under the line of credit, subject to limits based on amounts of accounts receivable and inventory, as defined. Interest is at the bank's prime rate plus 1%. The line of credit is secured by substantially all assets of the Company. As of December 31, 1997, there was no outstanding balance on this line of credit.

      On October 9,1997, the Company incurred significant indebtedness in connection with the acquisition of Kolar, Inc. The Company entered into a term loan agreement jointly with The Chase Manhattan Bank and Mellon Bank in the amount of $9,400,000. This loan is payable in quarterly installments of $587,000, plus monthly interest at the Bank's published prime rate plus 1.5%, maturing December 31, 2001. This loan is collateralized by all of the assets of the Company and its subsidiary. The Company also entered into a mortgage loan agreement with The Chase Manhattan Bank in the amount of $975,000. This loan is payable in monthly installments of $9,487, including interest at 8.3%, maturing October 31, 2007. This loan is collateralized by Kolar's land and building. Additionally, the Company entered into a subordinated note agreement with the seller of Kolar in the amount of $4,000,000. Interest only is payable monthly at 8%, maturing December 31, 2001. This note is currently convertible into 1,000,000 shares of CPI common stock.

Inflation

      Inflation has historically not had a material effect on the Company's operations.

Impact of Accounting Standards Adopted by the Company

      The impact of recently adopted accounting standards is discussed in Note 1 of Notes to Financial Statements.

Item 7. FINANCIAL STATEMENTS

      This information appears following Item 13 of this Report and is incorporated herein by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The directors and executive officers of the Company are as follows:

           Name                 Age           Position
           ----                 ---           --------

Arthur August                   63        Chairman of the Board of Directors,
                                          President, Chief Executive Officer and
                                          Director

Theodore J. Martines (1)(2)     65        Executive Vice President, Secretary/
                                          Treasurer and Director

Walter Paulick (1)(2)           51        Director

Kenneth McSweeney (1)(2)        66        Director

----------

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

      Kenneth McSweeney has been a director of the Company since February 1998. He has provided various consulting services for the Company since January 1995. Mr. McSweeney is currently an independent consultant to various aerospace corporations. From 1961 to 1995, Mr. McSweeney served in various management positions for the Grumman Corporation, most recently as the Vice President of their Aerostructures Division and a Director of Business

Development for the Mideast and gulf coast region. Mr. McSweeney has extensive experience in aerostructures and logistics support products and is a licensed professional engineer in New York State. He holds a Bachelor and Master of Science Degree in Electrical Engineering from the Polytechnic Institute of Brooklyn and a Masters in Business Management from CW Post College. He also completed the Executive Development Program at the Cornell School of Business and Public Administration.

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

Compliance with 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the fiscal year ended December 31, 1997, all filing requirements applicable to its Officers, Directors and greater than ten percent beneficial owners were complied with except that Mr. August filed a late Form 5.

Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company, a small business issuer, during the fiscal years ended December 31, 1997, 1996 and 1995, by the Company's Chief Executive Officer and the Company's only other executive officer whose total compensation exceeded $100,000.

                               Annual Compensation      Long Term Compensation
                               -------------------      ----------------------
                                                                Awards
                                                              Securities
Name and                                                      Underlying
Principal Position(1)      Year    Salary($)  Bonus($)        Options (#)
---------------------      ----    ---------  --------        --------
Arthur August,             1997    $294,730    $22,500        200,000
Chief Executive            1996    $271,148    $12,611          -0-
Officer and President      1995    $256,281        -0-         50,000

Theodore J. Martines,      1997    $172,145   $  9,000        115,000
Executive Vice             1996    $164,211   $  5,044          -0-
President and Director     1995    $153,988        -0-         40,000

----------

(1) The Summary Compensation Table does not list Daniel Liguori, President of Kolar, who earned $31,735 subsequent to the October 9, 1997 closing of CPI's acquisition of Kolar and who is scheduled to earn in excess of $100,000 in salary and bonus under his employment contract in the fiscal year ending December 31, 1998. See Executive Compensation - Employment Agreements.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                       Number of    Percent of
                                      Securities     Total Options    Exercise
                                      Underlying       Granted to     or Base
                         Options     Employees in        Price      Expiration
Name                  Granted(#)(1)  Fiscal Year(2)     ( $/SH)        Date
--------------------  -------------  -------------   -------------  ----------

Arthur August              5,940          1.5%          $2.06         2/03/02
                          44,052         11.2%          $2.27         2/03/02
                         100,000         25.5%          $1.99         5/21/02
                          50,000         12.7%          $1.99         5/21/02

Theodore J. Martines      40,000         10.2%          $2.06         2/03/02
                          75,000         19.1%          $1.81         5/21/02



(1) Stock options granted under the Company's 1992 Employee Stock Option Plan (the "1992 Plan") and 1995 Employee Stock Option Plan (the "1995 Plan") are intended to qualify as incentive stock options ("ISO's") under Section 422 of the Internal Revenue Code of 1986, as amended. Under the terms of the 1992 Plan and the 1995 Plan, ISO's may be granted to officers and other key employees of the Company for a maximum term of 10 years. The price per share of an ISO may not be less than the fair market value of the Company's shares on the date the ISO is granted. However, ISO's granted to persons owning more than 10% of the Company's Common Stock may not have a term in excess of five years and may not have an option price of less than 110% of the fair market value per share of the Company's shares on the date the ISO is granted. The maximum number of ISO's is limited to such number so that the aggregate fair market value, determined as of the date the ISO's are granted, of the shares of Common Stock with respect to which ISO's are exercisable for the first time during any calendar year shall not exceed $100,000. Any options granted in excess of the $100,000 limitation would not qualify as ISO's under the Internal Revenue Code.

(2) The Company granted a total of 487,500 options to employees in the fiscal year ended December 31, 1997.


               Aggregated Option Exercises in Last Fiscal Year and
                                FYE Option Values

                                                    Number of Unexercised    Value of Unexercised
                                                      Options at FYE(#)     In-The-Money Options at
                      Shares Acquired      Value        Exercisable/          FYE ($)Exercisable/
Name                  on Exercise (#)    Realized     Unexercisable (1)          Unexercisable
----                  ---------------    --------     -----------------          -------------
Arthur August               -0-             -0-          250,000/-0-              $128,983/-0-
Theodore J. Martines        -0-             -0-          155,000/-0-              $97,575/-0-

(1) On December 31, 1997, the last reported sales price of the Company's Common Stock on the NASDAQ Small Cap Market was $2.375.

      The Company has no long-term incentive plan awards.

Directors' Compensation

      Directors currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. However, the Company's two non-officer directors have each received stock options from the Company. Mr. Paulick received options to purchase 5,000 shares of Common Stock in 1996, 1997 and 1998. Mr. McSweeney received options to purchase 5,000 shares of Common Stock in 1998. See "Stock Options" below.

Employment Agreements

      Messrs. August and Martines are employed by the Company as Chairman of the Board, President and Chief Executive Officer; and Executive Vice President, Secretary and Treasurer; respectively, pursuant to employment agreements which expire on September 15, 1998. The employment agreements, entered into effective September 16, 1995, provide Messrs. August and Martines with annual base salaries of $251,942, and $157,464, respectively, during the first year, which increased at a rate of 8% per annum in the second and third years. Pursuant to their employment agreements, Mr. August and Mr. Martines were entitled to receive an annual bonus equal to 2.5% and 1%, respectively, of the Company's net income for the years ending December 31, 1995, 1996 and 1997 and for the period January 1, 1998 through September 15, 1998 when the employment agreements expire. No bonuses were paid in 1995, bonuses of $12,611 and $5,044 were paid to Messrs. August and Martines, respectively, for 1996 and bonuses of $22,500 and $9,000 were accrued to Messrs. August and Martines, respectively, for 1997.

      The agreements with Messrs. August and Martines provide that during the term of employment with the Company, and for a period of one-year thereafter, the employees will not compete with the Company or engage in any activities that would interfere with the performance of their duties as employees of the Company. The agreements provide that the Company will maintain hospital and health insurance benefits for the employee following retirement.

      Daniel Liguori is employed as President of Kolar pursuant to an employment agreement which expires on October 9, 2000 unless earlier terminated for cause. The Employment agreement, entered into effective October 9, 1997, provides Mr. Liguori with an annual base salary of $150,000 and may be extended, at Mr. Liguori's election, for three years unless earlier terminated for cause. The agreement with Mr. Liguori provides that during the term of employment with Kolar, and for a period of five years thereafter, Mr. Liguori will not compete with Kolar.

Employee Benefit Plans

      On February 1, 1991, the Board of Directors adopted a Qualified Sick Pay Plan (the "QSP Plan") which covers full-time executive officers and managers. The QSP Plan provides covered employees with an income during periods of disability due to sickness or injury and is funded through the purchase of disability income insurance policies.

      On September 11, 1996, the Company's Board of Directors instituted a fully-qualified 401(k) Employees Savings Plan. The plan is totally voluntary and employee contributions to the plan commenced on October 1, 1996. Inherent in the plan is a Company option to make voluntary contributions to the account of its employees.

Stock Options

      1995 Employee Stock Option Plan

      The Company has granted options under the 1995 Employee Stock Option Plan (the "1995 Option Plan"), which currently authorizes the grant of 600,000 options, to purchase an aggregate of 590,000 shares of Common Stock, at exercise prices ranging from $1.06 to $3.00 per share, to certain employees, executive officers, and directors of the

Company including: five-year options to purchase an aggregate of 250,000 shares of Common Stock granted to Arthur August, Chairman of the Board of Directors, Chief Executive Officer and President; five year options to purchase 40,000 shares of Common Stock to Theodore J. Martines, Executive Vice President; five-year options to purchase an aggregate of 75,000 shares of Common Stock to Stanley Wunderlich, a former Director; five year options to purchase 10,000 shares of Common Stock to Walter Paulick, a Director, five year options to purchase 5,000 shares of Common Stock to Kenneth McSweeney, a Director, and five-year options to fourteen non-executive officer employees to purchase an aggregate of 143,400 shares of Common Stock. As of March 23, 1998, options to purchase 523,400 shares were outstanding and options to purchase an additional 10,000 shares were available, under the 1995 Option Plan.

      1992 Employee Stock Option Plan

      As of the date of this Report, a total of 432,000 options have been granted under the Company's 1992 Employee Stock Option Plan (the "1992 Plan"); 194,836 have been forfeited; options to purchase an aggregate of 189,000 shares of Common Stock remain outstanding; and 12,836 shares remain eligible for the grant of options. Outstanding options are held by 15 different persons including options to purchase: 40,000 shares held by Theodore Martines, Executive Vice President, exercisable at $1.31 per share and 75,000 shares exercisable at $1.81 per share; 10,000 shares held by Walter Paulick, a director, exercisable at $1.00 per share, and 5,000 shares exercisable at $2.00 per share.

      Other Options

      In October 1994, the Company granted an option to purchase 10,000 shares at $3.00 per share (as amended) to a consultant. On January 26, 1995, the Company granted an option to purchase 120,000 shares of Common Stock at $3.00 per share to Rickel and Associates, in consideration of business consulting services to be performed for the Company. This option was canceled in April 1996, because of Rickel & Associates' non-performance and is the subject of a lawsuit. See "Item 3. Legal Proceedings." An option to purchase 20,000 shares of Common Stock was issued to the Company's counsel in April 1995 exercisable at $2.00 per share.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of the date hereof, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) the Chief Executive Officer and the Company's only other executive officer whose total compensation exceeded $100,000 and (iv) all directors and executive officers as a group:

Name and Address                      Shares              Percent of
of Beneficial Owner           Beneficially Owned(1)     Common Stock(2)
-------------------           ---------------------     ---------------

Arthur August (3)               1,100,000    (4)             13.6%

Theodore J. Martines(3)           280,000    (5)              3.3%

Walter Paulick(3)                  25,000    (6)              *

Kenneth McSweeney(3)                5,000    (7)              *

All Directors and               1,399,923    (8)             17.6%
Executive Officers
as a group (four persons)

----------

*     Less than 1% of the outstanding Common Stock of the Company.

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them, subject to community property laws, where applicable. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options.

(2) Based on 7,945,342 shares issued and outstanding. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised.

(3) The business address of such person is care of the Company, 200A Executive Drive, Edgewood, New York 11717.

(4) Includes 150,000 shares of Common Stock which Mr. August has the right to acquire within 60 days upon exercise of options granted pursuant to the Company's 1995 Employee Stock Option Plan. Excludes an aggregate of 90,000 shares of Common Stock owned by Mr. August's children or held in trust for Mr. August's grandchildren, and 9,000 shares of Common Stock owned by Mr. August's wife, all of which shares Mr. August disclaims beneficial ownership, and 100,000 shares of Common Stock underlying options not currently exercisable.

(5) Includes 144,923 shares of Common Stock which Mr. Martines has the right to acquire within 60 days upon exercise of options granted pursuant to both of the Company's 1992 Employee Stock Option Plan and its 1995 Employee Stock Option Plan. Excludes 75,000 shares of Common Stock owned by Mr. Martines' wife and an aggregate of 60,000 shares of Common Stock held in trust for three children and two grandchildren of Mr. Martines, all of which shares Mr. Martines disclaims beneficial ownership, and 10,077 shares of Common Stock underlying options not currently exercisable.

(6) Includes 25,000 shares of Common Stock which Mr. Paulick has the right to acquire within 60 days upon exercise of options granted pursuant to the Company's 1992 Employee Stock Option Plan.

(7) Includes 5,000 shares of Common Stock which Mr. McSweeney has the right to acquire within 60 days upon exercise of incentive stock options granted pursuant to the Company's 1995 Employee Stock Option Plan.

(8) Includes an aggregate of 435,000 shares of Common Stock which Messrs. August, Martines, Paulick and McSweeney have the right to acquire within 60 days upon exercise of outstanding options.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      For information concerning employment agreements with, compensation of, and stock options granted to the Company's executive officers and directors, see "Item 10. Executive Compensation -- Employment Agreements; and Stock Options."

      On January 1, 1996, the Company entered into a consulting agreement with Stanley Wunderlich. Mr. Wunderlich was a Director of the Company from November 1995 until February 1, 1998, when he resigned from the Board of Directors. The agreement terminated by its own terms on December 31, 1997. The Company and Mr. Wunderlich entered into a new consulting agreement on January 1, 1998, when
Mr. Wunderlich was still a Director of the Company. This agreement terminates on December 31, 1999, unless sooner terminated on sixty days notice of either party. Pursuant to the agreement, Mr. Wunderlich provides the Company with financial advisory consulting services including, but not limited to, assisting with financial public relations, arranging meetings with securities analysts and money managers, rendering advice with regard to changes in the capitalization or corporate structure of the Company, and advising the Company in connection with potential mergers or acquisitions. In consideration for these services, Mr. Wunderlich is compensated at the rate of $1,000 per month, including reasonable expenses. In addition, as further compensation for these consulting services, Mr. Wunderlich was granted 75,000 non-qualified stock options exercisable at a price of $2.50 per share for a period of five years.

      On September 11, 1996, the Company granted to Walter Paulick, a Director, 5,000 non-qualified stock options exercisable at a price of $2.06 per share for a period of five years. On May 22, 1997, the Company granted to Mr. Paulick 5,000 incentive stock options exercisable at a price of $1.81 per share for a period of five years. On February 2, 1998, the Company granted to Mr. Paulick 5,000 incentive stock options exercisable at a price of $2.31 per share for a period of five years.

      On February 4, 1997, the Company granted to Arthur August, its President and Chief Executive Officer 44,052 incentive stock options exercisable at a price of $2.27 per share for a period of five years and 5,948 non-qualified stock options exercisable at a price of $2.06 per share for a period of five years. On May 22, 1997, the Company granted Mr. August 150,000 incentive stock options exercisable at a price of $1.99 per share for a period of five years and vesting in the years 1998 to 2000.

      On February 4, 1997, the Company granted to Theodore J. Martines, its Executive Vice President, 40,000 incentive stock options exercisable at a price of $2.06 per share for a period of five years. On May 22, 1997, the Company granted to Mr. Martines 75,000 incentive stock options exercisable at a price of $1.81 per share for a period of five years and vesting in the years 1997 to 1999.

      On October 9, 1997, Kolar entered into an employment agreement with Daniel Liguori as President of Kolar for three years subject to earlier termination for cause. Pursuant to the agreement, Kolar will pay Mr. Liguori an annual base salary during the term of $150,000. In addition, Mr. Liguori may extend the term of the agreement for an additional three year period subject to earlier termination for cause.

      On February 2, 1998, the Company granted to Kenneth McSweeney, a Director, 5,000 non-qualified stock options exercisable at a price of $2.31 per share for a period of five years.

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

4.5     Form of Consultant's Warrants dated April 3, 1996 (9)

4.6     Form of Redeemable Common Share Purchase Warrant dated June 17, 1996.
        (9)

10.1 Employment Agreement between Registrant and Arthur August dated September 15, 1995. (8)

10.2 Employment Agreement between Registrant and Theodore J. Martines dated September 15, 1995. (8)

10.3    1992 Stock Option Plan. (1)

10.4    1995 Employee Stock Option Plan.

10.5 Rohr Basic Purchase Agreement dated March 12, 1991 for Apron Assembly on McDonnell Douglas MD-90.(1)

10.6 Rohr Basic Purchase Agreement dated May 8, 1990 for Boeing 757 Lower Pan Assembly.(1)

10.7    Form of military contract.(1)

10.8    Registrant's Sick Pay Plan.(1)

10.9 Basic Agreement for Sub-Assembly dated December 10, 1992 by and between the Registrant and Mitsui & Co. (U.S.A.), Inc.(2)

10.10 Lock-Up/Modification Agreement dated September 24, 1994 by and between the Company and Whale Securities Co., L.P. (6)

10.11 First Amendment to BPA MD-90-AP-91-the Company by and between the Company and Rohr, Inc. for MD90 V2500 Apron Assembly. (6)

10.12 Lease dated November 15, 1995 by and between the Company and Heartland Rental Properties Partnership for the Company's facilities in Edgewood, New York. (8)

10.13 Solicitation Contract dated September 19, 1995 from the Department of the Air Force. (8)

10.14 Solicitation Contract dated September 22, 1995 from the Department of the Air Force. (8)

10.15 Placement Agent Agreement dated May 10, 1996 between the Company and the Placement Agent. (9)

10.16 Financial Consulting Agreement dated April 3, 1996 between the Company and the Placement Agent. (9)

10.17 Financial Consulting Agreement dated September 11, 1996 between the Company and Andreas Zigouras.(10)

10.18 Line of Credit Agreement dated September 15, 1996 between the Company and The Chase Manhattan Bank.(10)

10.19 Asset Purchase Agreement, dated September 9, 1997 by and among Kolar Machine, Inc., a New York corporation, Daniel Liguori, Registrant and Kolar, Inc., a Delaware corporation and wholly-owned subsidiary of Registrant. (11)

*10.20 Consulting Agreement dated January 1, 1998 between the Company and Stanley Wunderlich.

*10.21 Credit Agreement dated as of October 9 , 1997 among CPI Aerostructures, Inc., Kolar, Inc., as Borrower, the Several Lenders from Time to Time Parties Hereto and The Chase Manhattan Bank, as Administrative Agent.

*10.22 Employment Agreement between Kolar, Inc. and Daniel Liguori dated October 9, 1997.

*10.23 Purchase Agreement dated as of November 10, 1997 between Kolar and Universal Instruments Corporation.

11.1    Statement regarding computation of per share earnings.(2)

16.1    Letter on change in certifying accountant. (7)

*21.1   Subsidiaries of the Registrant.

*23.1   Consent of Goldstein Golub Kessler & Company, P.C.

*27.1   Financial Data Schedule

------------------------
*Filed with this Annual Report on Form 10-KSB.

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

(6) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for December 31, 1994 and incorporated herein by reference.

(7) Filed as an exhibit to the Company's Current Report on Form 8-K for April 29, 1994, as amended, and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for December 31, 1996, as amended, and incorporated herein by reference.

(9) Filed as an exhibit to the Company's Current Report of Form 8-K for June 19, 1996 and incorporated herein by reference.

(10) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for December 31, 1996 and incorporated herein by reference.

(11) Filed as an exhibit to CPI's Current Report on Form 8-K for September 9, 1997 and incorporated herein by reference.

(b) Reports on Form 8-K

      On September 16, 1997 the Registrant filed a Report on Form 8-K dated September 9, 1997 reporting that it had entered into an agreement to acquire Kolar Machine, Inc. (Item 5)

      On October 22, 1997, the Registrant filed a Report on Form 8-K, dated October 9, 1997, reporting the completion of its acquisition of Kolar Machine, Inc. (Item 2)

      On December 16, 1997, the Registrant filed an Amendment to its Report on Form 8-K dated October 9, 1997, reporting the Financial Information and Pro Forma Financial Information in connection with its acquisition of Kolar. (Item
7)

                                       CPI AEROSTRUCTURES, INC. AND SUBSIDIARY


                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------









Independent Auditor's Report                                                                    F-1


Consolidated Financial Statements:

   Balance Sheet as of December 31, 1997                                                        F-2

   Statement of Income for the Years Ended December 31, 1997 and 1996                           F-3

   Statement of Shareholders' Equity for the Years Ended December 31, 1997 and 1996             F-4

   Statement of Cash Flows for the Years Ended December 31, 1997 and 1996                       F-5

   Notes to Consolidated Financial Statements                                                F-6 - F-16

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
CPI Aerostructures, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of CPI Aerostructures, Inc. and Subsidiary as of December 31, 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI Aerostructures, Inc. and Subsidiary as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
New York, New York

February 6, 1998

                                       CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                                    CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------
December 31, 1997
-------------------------------------------------------------------------------

ASSETS (Notes 7 and 10)

Current Assets:
  Cash and cash equivalents (Note 1)                               $  2,032,183
  Accounts receivable (Note 1)                                        1,820,278
  Costs and estimated earnings in excess of billings
   on uncompleted contracts (Notes 1, 4 and 13)                      12,923,769
  Inventory (Notes 1 and 5)                                           2,317,131
  Prepaid expenses and other current assets                             123,411
-------------------------------------------------------------------------------

      Total current assets                                           19,216,772

Property, Plant and Equipment, net (Notes 1 and 6)                    5,734,572

Goodwill (Note 3)                                                     7,615,863

Other Assets (Note 1)                                                   546,638

-------------------------------------------------------------------------------
      Total Assets                                                  $33,113,845
===============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                 $  2,435,361
  Accrued expenses                                                      387,654
  Current portion of long term debt (Note 7)                          2,385,075
  Income taxes payable                                                  543,000
  Deferred income taxes (Note 9)                                        775,000
-------------------------------------------------------------------------------

      Total current liabilities                                       6,526,090

Long-term Debt (Note 7)                                              11,979,814

Deferred Income Taxes (Note 9)                                           12,000

-------------------------------------------------------------------------------
      Total liabilities                                              18,517,904
-------------------------------------------------------------------------------

Commitments and Contingencies (Notes 8, 12, 13 and 15)

Shareholders' Equity (Notes 2 and 11):
  Common stock - $.001 par value; authorized 15,000,000 shares,
   issued and outstanding 7,902,655 shares                                7,903
  Additional paid-in capital                                         11,845,965
  Retained earnings                                                   2,742,073

-------------------------------------------------------------------------------
      Total shareholders' equity                                     14,595,941
-------------------------------------------------------------------------------

      Total Liabilities and Shareholders' Equity                    $33,113,845
===============================================================================

                                See Notes to Consolidated Financial Statements




                                                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY


                                                                                CONSOLIDATED STATEMENT OF INCOME
----------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                            1997                 1996
----------------------------------------------------------------------------------------------------------------
Revenue (Notes 1 and 16)                                                      $  13,015,393         $  6,769,712

Cost of sales (Note 1)                                                            9,208,745            4,179,823
----------------------------------------------------------------------------------------------------------------

Gross profit                                                                      3,806,648            2,589,889

Selling, general and administrative expenses (Note 1)                             2,016,490            1,751,064

----------------------------------------------------------------------------------------------------------------
Income from operations                                                            1,790,158              838,825
----------------------------------------------------------------------------------------------------------------

Other (income) expense:
  Interest income                                                                   (42,090)             (36,724)
  Interest expense                                                                  306,446              110,631
  Other expense (income)                                                             15,075               (6,558)

----------------------------------------------------------------------------------------------------------------
Total other expenses, net                                                           279,431               67,349
----------------------------------------------------------------------------------------------------------------

Income before provision for income taxes and extraordinary item                   1,510,727              771,476

Provision for income taxes (Note 9)                                                 562,000              318,000
----------------------------------------------------------------------------------------------------------------

Income before extraordinary item                                                    948,727              453,476

Extraordinary item - gain on early extinguishment of debt (Note 2)                   -                    50,947

----------------------------------------------------------------------------------------------------------------
Net income                                                                    $     948,727          $   504,423
================================================================================================================

Earnings per common share - basic (Note 1):
  Income before extraordinary item                                            $        .14          $        .09
  Extraordinary item                                                                  -                      .01

----------------------------------------------------------------------------------------------------------------
Net earnings (Note 11)                                                        $        .14          $        .10
================================================================================================================

Earnings per common share - diluted (Note 1):
  Income before extraordinary item                                            $        .12          $        .08
  Extraordinary item                                                                  -                      .01

----------------------------------------------------------------------------------------------------------------
Net earnings (Note 11)                                                        $        .12          $        .09
================================================================================================================

Shares used in computing earnings per common share (Note 1):
  Basic                                                                          6,582,479             4,831,588
  Diluted                                                                        7,645,603             5,664,815
================================================================================================================

                                                                  See Notes to Consolidated Financial Statements

                                                                                                             F-3



                                                                               CPI AEROSTRUCTURES, INC. AND SUBSIDIARY


                                                                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------
Years ended December 31, 1996 and 1997
----------------------------------------------------------------------------------------------------------------------
                                                                         Additional                             Total
                                          Common                           Paid-in          Retained     Shareholders'
                                          Shares            Amount         Capital          Earnings           Equity
----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996                3,728,304         $3,728      $  7,436,079       $1,288,923     $  8,728,730

Net income                                       -              -                 -           504,423          504,423

Shares issued upon exercise
 of stock options                            13,500             14            14,576               -            14,590

Shares issued through  private
 placement (Note 2)                       2,050,000          2,050         1,606,043               -         1,608,093

Shares issued upon exercise of stock
 warrants                                    84,906             85            89,930               -            90,015
----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996              5,876,710          5,877         9,146,628        1,793,346       10,945,851

Net income                                   -               -                 -              948,727          948,727

Shares issued upon exercise
 of stock options                            69,100             69           120,647            -              120,716

Shares issued in conjunction
 with acquisition                           100,000            100           287,400            -              287,500

Shares issued upon exercise
 of stock warrants                        1,856,845          1,857         2,291,290            -            2,293,147

----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997              7,902,655         $7,903       $11,845,965       $2,742,073      $14,595,941
======================================================================================================================

                                                                        See Notes to Consolidated Financial Statements

                                                                                                                   F-4


                                                                               CPI AEROSTRUCTURES, INC. AND SUBSIDIARY


                                                                                  CONSOLIDATED STATEMENT OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                                    1997                1996
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                          $     948,727       $    504,423
  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                                                           400,602             81,648
    Deferred income taxes                                                                    19,000            346,000
    Loss on sale of fixed assets                                                             38,473              -
    Extraordinary item                                                                        -                (78,947)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                           (295,944)         1,316,210
      Increase in costs and estimated earnings in excess of billings on
       uncompleted contracts                                                             (1,217,508)        (2,028,871)
      Increase in inventory                                                                (261,662)             -
      Decrease in prepaid expenses and other current assets                                  11,715            248,456
      (Increase) decrease in other assets                                                   (75,183)            46,293
      Increase (decrease) in accounts payable and accrued expenses                       (1,497,393)           152,879
      Increase in income taxes payable                                                      543,000              -
----------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) operating activities                             (1,386,173)           588,091
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                                                 (89,878)           (45,301)
  Proceeds from sale of fixed assets                                                          6,295              -
  Cash paid for acquisition net of cash acquired (Note 3)                               (10,170,064)             -
----------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                          (10,253,647)            (45,301)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable                                                10,375,000
  Repayment of long-term debt                                                               (10,111)        (2,324,184)
  Principal payments under capital lease obligations                                         (6,547)           (30,023)
  Proceeds from exercise of stock warrants                                                2,293,147             90,015
  Proceeds from exercise of stock options                                                   120,716             14,590
  Proceeds from private placement, net of costs of private placement of $442,000              -              1,608,093
----------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                             12,772,205           (641,509)
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                           1,132,385            (98,719)

Cash at beginning of year                                                                   899,798            998,517
----------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                                   $   2,032,183       $    899,798
======================================================================================================================

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                                                                          $     306,000       $    133,000
======================================================================================================================
    Income taxes                                                                      $      40,000       $     13,000
======================================================================================================================
Supplemental schedule of noncash investing and financing activities:

  Stock issued in connection with acquisition (Note 3)                                $     287,500
======================================================================================================================
  Notes payable issued in connection with acquisition (Note 3)                        $   4,000,000
======================================================================================================================
                                                                        See Notes to Consolidated Financial Statements

                                                                                                                   F-5

                                       CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

 1. PRINCIPAL        The Company consists of CPI Aerostructures, Inc. ("CPI")
    BUSINESS         and Kolar, Inc. ("Kolar"), a wholly owned subsidiary formed
    ACTIVITY AND     in October 1997 (see Note 3), collectively the "Company."
    SUMMARY OF       acquisition.
    SIGNIFICANT
    ACCOUNTING       CPI's operations consist of the design and production of
    POLICIES:        complex aerospace structural subassemblies under U.S.
                     government and commercial contracts. The length of the Company's contracts varies but is typically between 1 and 2 years for U.S. government contracts and up to 10 years for commercial contracts.

                     Kolar's principal business is the precision computer numerical control machining of metal products on a contract-order basis. The Company operates in and distributes from New York State.

                     CPI's revenue is recognized based on the percentage of completion method of accounting for long-term contracts, measured by the percentage of total costs incurred to date to estimated total costs for each contract. Contract costs include all direct material, labor costs, tooling and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Selling, general and administrative costs are charged to expense as incurred. Estimated losses on uncompleted contracts are recognized in the period in which such losses are determined. Changes in job performance may result in revisions to costs and income and are recognized in the period in which revisions are determined to be required. In accordance with industry practice, costs and estimated earnings in excess of billings on uncompleted contracts, included in the accompanying consolidated balance sheet, contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year. CPI's recorded revenue may be adjusted in later periods in the event that CPI's cost estimates prove to be inaccurate or a contract is terminated. Kolar's revenue is recognized when goods are shipped to customers.

                     Inventory is stated at the lower of cost (first-in, first-out method) or market.

                     In December 1997, based on information received from Rohr Industries, Inc. ("Rohr"), CPI recognized a termination of its agreement to produce pan assemblies and spars for the Boeing 757, and recorded a noncash charge to cost of sales amounting to approximately $605,000.

                     During 1995, CPI received formal notification from Nordam Corporation that it was terminating the pylon portion of its contract with the Company. In 1996, the Company negotiated the final settlement of this terminated contract which resulted in the Company adjusting operations by approximately $371,000. The effect of this adjustment is included in selling, general and administrative expenses. The Company received $750,000 in 1996 in final settlement of this terminated contract.

                     The Company maintains cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

                     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                                       CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
                     Depreciation and amortization of property, plant and equipment is provided for by the straight-line method over the estimated useful lives of the respective assets or the life of the lease, for leasehold improvements.

                     The Company has incurred approximately $549,000 of costs of obtaining debt, and has deferred such costs. These costs will be amortized over the life of the debt. The unamortized portion of these deferred financing costs, approximately $517,000 at December 31, 1997, are included in other assets.

                     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management. Actual results could differ form these estimates.

                     In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. In accordance with the provisions of SFAS No. 123, the Company has elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock options issued to employees and, accordingly, does not recognize additional compensation cost as required by the new principle. The Company, however, has provided the pro forma disclosures as if the Company had adopted the cost recognition requirements (see Note 11).

                     In 1997, the Company adopted SFAS No. 128, Earnings Per Share. The prior year's earnings per common share data has been restated to conform to the provisions of this statement. Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 1,063,124 and 833,227 were used in the calculation of diluted earnings per common share in 1997 and 1996, respectively.

                     In June 1997, the Financcial Accounting Standards Board (the "FASB") issued Statement No. 130, Reporting Comprehensive Income ("SPAS 130"), and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). In February, 1998 the FASB issued Statement 132 ("SFAS 132") Employer's Disclosures about Pension and any other Postretirement Benefits. The Company is required to adopt these Statements in 1998. SFAS 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS 131 requires disclosure of certain information regarding accruing segments, products and services, geographic areas of operation and major customers. SFAS 132 revises employer's disclosures about pension and other post-retirement benefits plans. Adoption of these Statements is expected to have no impact on the Company's consolidated financial position, results of operations or cash flows.

 2. PRIVATE          On June 19, 1996, the Company announced it had completed a
    PLACEMENT:       $2,050,000 private placement of its equity securities (the
                     "1996 Private Placement"). This placement consisted of 82 units sold at $25,000 each. Each unit was comprised of 25,000 shares of common stock, and initially 12,500 Class B common stock purchase warrants. Each warrant enabled the holder to purchase an additional share of common stock at an exercise price of $2 per share. The warrants may not be exercised more than five years from the date of issuance.
                     The Company filed a registration statement, which was declared effective on August 29, 1996, to register the warrants and the shares of common stock issued in the 1996 private placement. The net proceeds of this offering were used, along with working capital, to extinguish long-term debt of the Company held by Chrysler Capital Corporation.
                     This resulted in an extraordinary gain of $50,947, net of $28,000 of income taxes, from the early extinguishment in 1996.

                     On June 27, 1997, the Company announced it had increased the number of shares issuable upon exercise of the Company's Class B common stock purchase warrants issued in the Company's 1996 private placement from 1 to 1.33336 common shares effective as of June 27, 1997 through August 4, 1997. Seventy-nine of the eighty-two warrant holders exercised their warrants. The three warrant holders who did not exercise their warrants had the warrants redeemed for $.05 per warrant. The majority of the proceeds from these warrant exercises was used by the Company to help facilitate the acquisition of substantially all of the assets of Kolar Machine, Inc. ("KMI") (see Note 3).

                                       CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


 3. ACQUISITION:     On October 9, 1997, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of KMI, a privately owned precision machine and assembly manufacturer which services the electronics industry, including computer and microwave device manufacturers, as well as the materials handling, aerospace and banking industries for approximately $10,000,000 cash, and a $4,000,000 note payable. Additionally, the Company incurred approximately $465,000 of costs in connection with this acquisition, which includes the land and buildings described in the next paragraph.

                     Additionally, the Company acquired land and buildings owned by the sole shareholder (the "Seller") of KMI.

                     This acquisition has been accounted for as a purchase. The fair value of assets acquired and liabilities assumed amounted to approximately $9,636,000 and $2,916,000, respectively, which resulted in an excess of cost over the fair value of the net assets acquired, (goodwill) of approximately $7,745,000 which is being amortized over 15 years. The acquisition was financed through a $10,375,000 term loan payable jointly to The Chase Manhattan Bank and Mellon Bank, and a $4,000,000 note payable issued to the Seller (see Note 7). The operations of KMI are included in the consolidated financial statements from October 9, 1997, the date of acquisition.

                     The Seller's note is convertible into 1,000,000 shares of the Company's common stock at the option of the Seller. The note may be converted at any time between February 14, 1998 and the maturity date of the note. The conversion of this note has not been included in computing diluted earnings per share as such conversion would be antidilutive.

                     Additionally, the Company entered into a three-year employment agreement with the Seller to become the president of Kolar.

                     The following pro forma information assumes that this acquisition occurred on January 1, 1996:

Pro Forma Information (unaudited):

                   Year ended December 31,                                 1997                   1996
-----------------------------------------------------------------------------------------------------------
                   Net sales                                             $25,303,451            $20,634,632
===========================================================================================================

                   Income before extraordinary item                     $  1,688,376           $  1,136,878
                   Extraordinary item                                         -                      50,947
-----------------------------------------------------------------------------------------------------------
                   Net income                                           $  1,688,376           $  1,187,825
===========================================================================================================

                   Earnings per common share - basic:
                     Income before extraordinary item            $            .25      $             .23
                     Extraordinary item                                         -                    .01
-----------------------------------------------------------------------------------------------------------
                   Net earnings                                  $            .25      $             .24
===========================================================================================================

                   Earnings per common share - diluted:
                     Income before extraordinary item            $            .22      $             .20
                     Extraordinary item                                         -                    .01
-----------------------------------------------------------------------------------------------------------
                   Net earnings                                  $            .22      $             .21
===========================================================================================================

                   Shares used in computing earnings per common
                    share:
                     Basic                                                 6,657,479              4,931,588
                     Diluted                                               7,720,603              5,764,815
===========================================================================================================

                                       CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
 4. COSTS AND        At December 31, 1997, costs and estimated earnings in
    ESTIMATED        excess of billings on uncompleted contracts consist of:
    EARNINGS IN
    EXCESS OF
    BILLINGS ON
    UNCOMPLETED
    CONTRACTS:

                                                                    U.S.
                                                                 Government       Commercial          Total
                     ----------------------------------------------------------------------------------------
                      Costs incurred on uncompleted
                       contracts                                 $4,608,726      $19,944,845       $24,553,571
                      Estimated earnings                          2,055,290       13,880,949        15,936,239
                      ----------------------------------------------------------------------------------------
                                                                  6,664,016       33,825,794        40,489,810
                      Less billings to date                       5,670,477       21,895,564        27,566,041
                      ========================================================================================
                      Costs and estimated earnings
                       in excess of billings on
                       uncompleted contracts                     $  993,539      $11,930,230       $12,923,769
                      ========================================================================================

                     Unbilled costs and estimated earnings are billed in accordance with applicable contract terms. As of December 31, 1997, approximately $5,600,000 of the balances above are not expected to be collected within one year.

 5. INVENTORY:       Inventory consists of the following:

                     Raw materials                           $   859,561
                     Work-in-progress                            599,403
                     Finished goods                              858,167
                     ===================================================
                                                              $2,317,131
                     ===================================================


 6. PROPERTY, PLANT  Property, plant and equipment, at cost, consists of the
    AND EQUIPMENT:   following:

                                                                                                  Estimated
                     December 31, 1997                                                           Useful Life
                     ---------------------------------------------------------------------------------------
                     Land                                                    $   412,200
                     Machinery and equipment                                   4,732,182        5 to 10 years
                     Building                                                    887,800             39 years
                     Furniture and fixtures                                       41,686              7 years
                     Automobiles and trucks                                       93,015              5 years
                     Leasehold improvements                                       62,991              3 years
                     ----------------------------------------------------------------------------------------
                                                                               6,229,874
                     Less accumulated depreciation and amortization              495,302
                     ========================================================================================
                                                                              $5,734,572
                     ========================================================================================

                                       CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
 7. LONG-TERM        Long-term debt consists of the following:
    DEBT:
                     Note payable - bank (a)                    $  9,400,000
                     Note payable - bank (b)                         964,889
                     Note payable - Seller (c)                     4,000,000
                     -------------------------------------------------------
                                                                  14,364,889
                     Less current maturities                       2,385,075
                     =======================================================
                                                                 $11,979,814
                     =======================================================

                     (a) The note is payable to a commercial bank in quarterly installments of $587,500, plus monthly interest at the bank's published prime rate (8.5% at December 31, 1997) plus 1.5% maturing December 31, 2001. This note is collateralized by all of the assets of the Company.

                     (b) The note is payable to a commercial bank in monthly installments of $9,487, including interest at 8.3%, maturing October 31, 2007. This note is collateralized by Kolar's land and building.

                     (c) Note payable to the Seller (See Note 3) bears interest at 8% per annum, interest is payable monthly, and matures December 31, 2001.

                     Maturities of long-term debt are as follows:

                     Year ending December 31,

                              1998                        $  2,385,075
                              1999                           2,388,583
                              2000                           2,392,441
                              2001                           6,396,685
                              2002                              51,353
                           Thereafter                          750,752
                           ===========================================
                                                           $14,364,889
                           ===========================================

                     At December 31, 1997, the carrying value of the Company's long-term debt approximates its estimated fair value based upon current borrowing rates for similar issues.


 8. COMMITMENTS:     The Company leases office and warehouse facilities under a noncancelable operating lease expiring in March 1999.

                     The aggregate future minimum rental commitments under this lease at December 31, 1997 are payable as follows:

                     Year ending December 31,

                             1998                             $161,211
                             1999                               40,353
                             =========================================
                                                              $201,564
                             =========================================

                     Total rental expense for the years ended December 31, 1997 and 1996 amounted to $157,280 and $146,050, respectively.

                                       CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
                     The Company is required to pay additional expenses, as defined.

 9. INCOME TAXES:    The provision for income taxes attributable to income
                     before extraordinary item consists of the following:

                     Year ended December 31,          1997             1996
                     --------------------------------------------------------

                     Current:
                       Federal                       $501,000            -
                       State and local                 42,000            -
                     --------------------------------------------------------
                                                      543,000            -
                     --------------------------------------------------------

                     Deferred:
                       Federal                         17,000         $283,000
                       State and local                  2,000           35,000
                     ---------------------------------------------------------
                                                       19,000          318,000
                     ---------------------------------------------------------
                                                     $562,000         $318,000
                     =========================================================

                     The deferred income tax provision, resulting from the differences in the recording of assets and liabilities for federal income tax and financial reporting purposes, consists of the following:

                     Year ended December 31,                      1997                1996
                     ------------------------------------------------------------------------
                     Long-term contracts                        $(29,000)           $  88,000
                     Property, Plant and Equipment               (15,000)              40,000
                     Net operating loss carryforward              63,000              190,000
                     ========================================================================
                                                                $ 19,000             $318,000
                     ========================================================================

                     The difference between the income tax provision computed at the federal statutory rate and the actual tax provision is accounted for as follows:

                                                                               1997             1996
                     ---------------------------------------------------------------------------------
                     Taxes computed at the federal statutory rate            $514,000         $262,000
                     State income taxes, including deferred, net of
                      federal benefit                                          30,000           24,000
                     Other, including officers' life insurance and
                      various permanent differences                            18,000           32,000
                     =================================================================================
                                                                             $562,000         $318,000
                     =================================================================================

                                       CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
                     The components of deferred income tax liabilities are as follows:


                                                    Current          Noncurrent
                     ----------------------------------------------------------
                     Long Term Contracts            $775,000               -
                     Property, Plant and Equipment        -             $12,000
                     ==========================================================
                                                    $775,000            $12,000
                     ==========================================================

10. LINE OF CREDIT:  The Company has a $1,000,000 line of credit agreement, expiring October 31, 1998, with The Chase Manhattan Bank and Mellon Bank for working capital and other corporate purposes as needed. Borrowings are subject to limits based on amounts of accounts receivable and inventory, as defined. Interest is at the banks' prime rate plus 1%. The line of credit is collaterized by substantially all assets of the Company. As of December 31, 1997, there was no outstanding balance on this line of credit.

11. EMPLOYEE         In April 1992, the Company adopted the 1992 Stock Option
    STOCK OPTION     Plan (the "1992 Plan"). The 1992 Plan, for which 250,000
    PLANS:           common shares are reserved for issuance, provides for the
                     issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company. The initial options granted to employees and directors with three or more years of service became exercisable as to one-third of the shares each year beginning on September 16, 1992.
                     The initial options granted to those with less than three years of service became exercisable as to one-third of the shares each year beginning on September 16, 1993. The options may not be exercised more than five years from the date of issuance. In 1995, the option price for all outstanding employees' and director's stock options was lowered to $3.00.

                     In 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"), as amended, for which 600,000 common shares are reserved for issuance. The 1995 Plan provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company. The options' exercise price is equal to the closing price of the Company's shares on the day of issuance, except for incentive stock options granted to the Company's president, which are exercisable at 110% of the closing price of the Company's shares on the date of issuance.

                     The Company has 12,836 options available for future grant under the 1992 Plan and 95,000 options available for grant under the 1995 Plan.

                                       CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
                     If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been adjusted to the pro forma amounts indicated in the table below:

                                                        As Reported                      Pro Forma
                                                    1997           1996             1997           1996
                     ------------------------------------------------------------------------------------
                     Net income                   $948,727       $504,423         $803,019       $463,081
                     ====================================================================================
                     Earnings per share:
                       Basic                      $    .14       $    .10         $    .12       $    .09
                       Diluted                         .12            .09              .10            .08
                     ====================================================================================

                     A summary of the status of the Company's two stock option plans as of December 31, 1997 and 1996 and changes during those years are as follows:

                                                                 1997                         1996
                     ----------------------------------------------------------------------------------------
                                                                       Weighted-                   Weighted-
                                                                        Average                     Average
                                                                       Exercise                    Exercise
                     Fixed Options                         Options       Price        Options        Price
                     ----------------------------------------------------------------------------------------
                     Outstanding at beginning
                      of year                              333,835       $2.07         276,335       $2.34
                     Granted during year                   487,500        1.97         101,000        1.47
                     Exercised                             (69,100)       1.75         (13,500)       1.08
                     Forfeited                            (124,835)       3.00         (30,000)       3.00
                     ========================================================================================
                     Outstanding at end of year            627,400       $1.84         333,835       $2.07
                     ========================================================================================

                     The following table summarizes information about stock options outstanding and exercisable at December 31, 1997:

                                                                             Weighted-
                                                    Number                   Average
                                                  Outstanding               Remaining
                        Range of                      and                  Contractual               Exercise
                     Exercise Price               Exercisable                 Life                     Price
                     ----------------------------------------------------------------------------------------
                     $1.00 - $3.00                    627,400               3.88 years                $1.84
                     ========================================================================================

                     The Company's assumptions used to calculate the fair values of options issued were (i) risk-free interest rate of 7.5%, (ii) expected life of five years, (iii) expected volatility of 159.05%, and (iv) expected dividends of zero.

                                       CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
12. WARRANTS         The Company sold 100,000 warrants to the Company's
    AND OPTIONS:     Underwriter ("Underwriter's Warrants") in September 1992
                     for an aggregate of $100. The Underwriter's Warrants, as adjusted, entitle the Underwriter, or its assignees, to purchase up to 566,038 shares of common stock at an exercise price of $1.06 and an aggregate of 100,000 warrants exercisable at $2.50. All of the Underwriter's
                     Warrants expire on September 24, 1999. In 1997, 206,141 of the Underwriter's Warrants were exercised.

                     In February 1995, the Company issued stock options to a consultant to purchase 120,000 common shares at $3.00 per share, which options and accompanying consulting agreement were terminated by the Company and are the subject of a lawsuit. In April 1995, the Company also granted options to purchase 20,000 shares at $2.00 per share to its counsel. All of these options are outside the employee stock option plans and expire in April 2000. In January 1996, the Company issued stock options to purchase 18,500 shares at $1.06 per share to a director.

                     In March 1996, the Company issued 300,000 warrants to Barber and Bronson, Inc. as partial compensation for acting as the Company's Placement Agent for its private placement of equity. These warrants entitle the Placement Agent to purchase 300,000 shares of common stock at an exercise price of $1 during the five-year period commencing June 19, 1996. In 1997, 30,000 of these warrants were exercised.

                     The Company's Placement Agent also received a warrant ("Placement Agent's Warrant") in June 1996. The Placement Agent's Warrant entitles the Placement Agent to purchase up to 8.2 units, each consisting of 25,000 shares of common stock and warrants to purchase 12,500 common shares, at an exercise price of $1.00 during the five-year period commencing June 19, 1996. The Placement Agent, pursuant to a consulting agreement, provided financial consulting services for two years, starting March 5, 1996 at a rate of $3,000 per month. In August 1997, the Placement Agent exercised all of its Placement Agent Warrants, to help facilitate the acquisition described in Note 3.

                     In September 1996, the Company issued options to purchase 10,000 shares of common stock to two directors at an exercise price of $2.00 per share of common stock. These options expire in 2001.

                     In February 1997, the Company issued options to purchase 10,000 shares of common stock to two directors at an exercise price of $2.06 per share of common stock. These options expire in 2002.

13. MD-90            In March 1991,  CPI entered into an agreement  with Rohr,
    CONTRACT:        pursuant to which the Company agreed to provide Rohr with
                     apron assemblies and related components in connection with production of the then proposed McDonnell Douglas
                     MD-90 jet aircraft. During the year ended December 31, 1997, approximately 24% of the Company's revenue was derived from this program, as compared with 58% in 1996.
                     As of December 31, 1997, an aggregate of $9,945,495 was included in costs and estimated earnings in excess of billings on uncompleted contracts. McDonnell Douglas received FAA certification for the MD-90 in November
                     1994.

                                       CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
                     In 1997, the Boeing Company acquired the McDonnell
                     Douglas Corporation. Boeing has announced that it plans to terminate the MD-90 program in 1999 unless it receives sufficient additional orders for such aircraft. To date the Company has received no notice of termination. Such termination and the termination of the Rohr agreement would have a material effect on the Company's financial position.

14. EMPLOYEE         On September 11, 1996, CPI's board of directors instituted
    BENEFIT PLANS:   a defined contribution plan under Section 401(k) of the
                     Internal Revenue Code (the "Code") wherein qualified employees may contribute a percentage of their pretax eligible compensation to the plan. The Company, at the option of the board of directors, may make contributions to the plan on behalf of employees. The amount of contributions accrued by the Company in 1997 and 1996 amounted to $45,878 and $40,982, respectively.

                     Kolar has a defined contribution plan under Section 401(k) of the Code wherein qualified employees may contribute a percentage of their pretax eligible compensation to the plan and the Company will match a percentage of each employee's contribution. Additionally, Kolar has a profit-sharing plan covering all eligible employees. Contributions by the Company are at the discretion of management. Contributions to the Kolar plans for both the matching and profit-sharing elements of the plans for the year ended December 31, 1997 amounted to $3,374.


15. CONTINGENCIES:   From time to time the Company is subject to routine
                     litigation incidental to its business. The Company believes that the settlement of any pending legal proceedings will not have a material adverse effect on the Company's financial condition.

16. SEGMENT          In 1997, the Company's operations have been classified into
    INFORMATION:     two business segments: production of complex aerospace
                     structural subassemblies ("Aerospace") and computer numerical control machining of metal products
                     ("Machining").

                     Summarized financial information by business segment for 1997 is as follows:

                     Net sales:
                       Aerospace                                  $ 9,825,309
                       Machining                                    3,190,084
                     ========================================================
                                                                  $13,015,393
                     ========================================================

                     Operating income:
                       Aerospace                                  $ 1,453,103
                       Machining                                      337,055
                     ========================================================
                                                                  $ 1,790,158
                     ========================================================

                                       CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
                     Total assets:
                       Aerospace                                 $15,040,385
                       Machining                                  18,073,460
                     =======================================================
                                                                 $33,113,845
                     =======================================================
                     Depreciation and amortization:
                       Aerospace                              $       69,069
                       Machining                                     331,533
                     =======================================================
                                                               $     400,602
                     =======================================================

                     Capital expenditures:
                       Aerospace                              $       77,537
                       Machining                                      12,341
                     =======================================================
                                                              $       89,878
                     =======================================================


17. MAJOR            Approximately 23% and 63% of the Company's sales in 1997
    CUSTOMERS:       and 1996, respectively, were to Rohr. Approximately 43%
                     and 24% of the Company's sales in 1997 and 1996, respectively, were to the U.S. Government ("US Gov").
                     Approximately 19% of the Company's sales in 1997 was to Universal Instruments Inc. ("Universal"). Approximately
                     11% of the Company's sales in 1996 was to the Nordam
                     Corporation.

                     In 1997, approximately 40%, 21% and 17% of accounts receivable were due from Universal, US Gov and Rohr, respectively.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 27, 1998                            CPI AEROSTRUCTURES, INC.


                                                  By: /s/ Arthur August
                                                     --------------------
                                                     Arthur August,
                                                     President

      In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                        Title                         Date
      ---------                        -----                         ----

/S/ Arthur August                 Chairman of the Board,        March 27, 1998
------------------------          President (Principal
Arthur August                     Executive Officer)
                                  and Director

/S/ Theodore J. Martines          Executive Vice                March 27, 1998
------------------------          President (Principal
Theodore J. Martines              Accounting and Financial
                                  Officer) and Director

/S/ Walter Paulick                Director                      March 27, 1998
------------------------
Walter Paulick

/S/ Kenneth McSweeney             Director                      March 27, 1998
------------------------
Kenneth McSweeney

                                  EXHIBIT INDEX

Exhibit No.                   Description                         Page No.


10.20               Consulting Agreement dated
                    January 1, 1998 between the Company
                    and Stanley Wunderlich

10.21               Credit Agreement dated as of October 9,
                    1997 among CPI Aerostructures, Inc.,
                    Kolar, Inc., as Borrower, the Several
                    Lenders from Time To Time Parties
                    Hereto and The Chase Manhattan Bank,
                    as Administrative Agent

10.22               Employment Agreement dated as of
                    October 9, 1997 between Kolar and
                    Daniel Liguori

10.23               Purchase Agreement dated as of
                    November 10, 1997 between Kolar and
                    Universal Instruments Corporation

21.1                Subsidiaries of the Registrant


23.1                Consent of Goldstein Golub Kessler &
                    Company, P.C.

27.1                Financial Data Schedule