Form 10QSB
period 1998-03-31
CPI AEROSTRUCTURES INC
filed 1998-05-15
CIK 889348

CPI AEROSTRUCTURES, INC.


-------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                       Commission File Number 1-11398
ended  March 31, 1998



                            CPI AEROSTRUCTURES, INC.
            (Exact Name of Small Business Issuer as Specified in its Character)



   New York                                            11-2520310
-------------------------------              --------------------------------
(State or Other Jurisdiction                (IRS Employer Identification Number)
of Incorporation or Organization)


                    200A EXECUTIVE DRIVE, EDGEWOOD, NY 11717
                    (Address of Principal Executive Offices)



                         Telephone number (516) 586-5200
                 (Issuer's Telephone Number Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


The number of shares of common stock, par value $.001 per share, outstanding was 7,945,332 as of March 31, 1998.

                                                       CPI AEROSTRUCTURES, INC.
-------------------------------------------------------------------------------

                                     Index
                                   ---------


Part I.  Financial Information:


   Item 1 - Consolidated Financial Statements:

   Balance Sheets as of  March 31, 1998 (Unaudited) and                    3
     December 31, 1997

   Statements of Income for the Three Months ended                         4
     March 31, 1998 (Unaudited) and 1997 (Unaudited)

   Statements of Cash Flows for the Three Months ended                     5
     March 31, 1998 (Unaudited) and 1997 (Unaudited)

     Notes to Financial Statements (Unaudited)                             6-7


   Item 2 - Management's Discussion and Analysis of Financial              8-9
     Condition and Results of Operations

Part II.  Other

   Item 6 - Exhibits and Reports on Form 8-K                               10


   Signatures                                                              11

                                                       CPI AEROSTRUCTURES, INC.
                                                    CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                                         March 31,        December 31,
                                                                                           1998               1997
----------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
----------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                            $    689,911       $  2,032,183
  Accounts receivable                                                                     1,692,805          1,820,278
  Costs and estimated earnings in excess of billings on uncompleted
      contracts (Note 2)                                                                 13,245,794         12,923,769
  Inventory                                                                               2,776,392          2,317,131
  Prepaid expenses and other current assets                                                 127,086            123,411
----------------------------------------------------------------------------------------------------------------------
      Total current assets                                                               18,531,988         19,216,772

Property, Plant and Equipment, net                                                        5,576,449          5,734,572
Goodwill                                                                                  7,486,164          7,615,863
Other Assets                                                                                514,300            546,638
======================================================================================================================
      Total Assets                                                                      $32,108,901        $33,113,845
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                     $  2,120,203       $  2,435,361
  Accrued expenses                                                                          204,079            387,654
  Current portion of long term debt                                                       2,385,075          2,385,075
  Income taxes payable                                                                      221,650            543,000
  Deferred income taxes                                                                     775,000            775,000
----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                           5,706,007          6,526,090

Long term debt                                                                           11,383,815         11,979,814
Deferred income taxes                                                                        12,000             12,000
----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                  17,101,822         18,517,904
----------------------------------------------------------------------------------------------------------------------

Commitments

Shareholders' Equity
  Common stock - $.001 par value; authorized 15,000,000 shares,
   7,945,332 issued and outstanding                                                           7,945              7,903
  Additional paid-in capital                                                             11,891,160         11,845,965
  Retained earnings                                                                       3,107,974          2,742,073
----------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                         15,007,079         14,595,941
======================================================================================================================
      Total Liabilities and Shareholders' Equity                                        $32,108,901        $33,113,845
======================================================================================================================

See Notes to Consolidated Financial Statements
                                       3

                                                       CPI AEROSTRUCTURES, INC.
                                              CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------

For the Three Months Ended March 31,                                                          1998           1997
                                                                                                  (Unaudited)
----------------------------------------------------------------------------------------------------------------------
Revenues                                                                                    $ 5,115,975    $ 2,170,716

Cost of sales                                                                                 3,154,040      1,496,400
----------------------------------------------------------------------------------------------------------------------

Gross profit                                                                                  1,961,935        674,316

Selling, general and administrative expenses                                                  1,052,329        336,130
----------------------------------------------------------------------------------------------------------------------

Income from operations                                                                          909,606        338,186
----------------------------------------------------------------------------------------------------------------------

Other (income) expense:
  Interest/other income                                                                         (40,480)        (8,577)
  Interest expense                                                                              340,185            672
----------------------------------------------------------------------------------------------------------------------

Total other (income) expenses, net                                                              299,705         (7,905)
----------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                                                        609,901        346,091

Provision for income taxes                                                                      244,000        142,000

----------------------------------------------------------------------------------------------------------------------

Net income                                                                                  $   365,901   $    204,091
======================================================================================================================

Earnings per common share - Basic                                                           $       .05   $        .03
-----------------------------------------------------------------------------------------------------------------------

Earnings per common share - Diluted                                                         $       .04   $         .03

-----------------------------------------------------------------------------------------------------------------------
Shares used in computing earnings per common share:

      Basic                                                                                   7,930,865      5,876,710
      Diluted                                                                                 8,426,890      7,032,500
=======================================================================================================================


See Notes to Consolidated Financial Statements

                                                       CPI AEROSTRUCTURES, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

For the Three Months Ended March 31,                                                         1998               1997
                                                                                                   (Unaudited)
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                            $   365,901        $   204,091
  Adjustments to reconcile net income to net cash used in
   operating activities:
    Depreciation and amortization                                                           347,709             20,371

    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                             127,473         (1,089,174)
     (Increase) decrease in prepaid expenses and other current assets                        (3,675)            23,085
      Increase in costs and estimated earnings in excess of billings on
       uncompleted contracts                                                               (322,025)           (46,880)
      Increase in inventory                                                                (459,261)            ---
     (Decrease) increase in accounts payable                                               (315,158)           550,300
      Decrease in accrued expenses                                                         (183,575)          (104,271)
     (Decrease) increase in income taxes payable                                           (321,350)           142,000
----------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                            (763,961)          (300,478)
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

   Purchase of property and equipment                                                       (27,549)            (9,461)
----------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                             (27,549)            (9,461)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of long-term debt                                                              (595,999)            ---
  Proceeds from exercise of stock warrants                                                   45,237             ---
----------------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                                            (550,762)            ---
----------------------------------------------------------------------------------------------------------------------

Net decrease in cash                                                                     (1,342,272)          (309,939)

Cash at beginning of period                                                               2,032,183            899,798
======================================================================================================================
Cash at end of period                                                                  $    689,911        $   589,859
======================================================================================================================

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest                                                                           $    340,185        $       672
======================================================================================================================
    Income taxes                                                                       $    560,350        $    14,481
======================================================================================================================





See Notes to Consolidated Financial Statements

                                                       CPI AEROSTRUCTURES, INC.
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------


1.   INTERIM FINANCIAL STATEMENTS:

     The financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 are unaudited, however, in the opinion of the management of the Company, these financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of operations for such interim periods are not necessarily indicative of the results to be obtained for a full year.


2.   COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONRACTS:

     Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

                                                          March 31, 1998
----------------------------------------------------------------------------------------
                                             U.S.
                                         Government         Commercial           Total
----------------------------------------------------------------------------------------
Costs incurred on uncompleted
 contracts                              $5,438,141        $20,478,930        $25,917,071
Estimated earnings                       2,473,658         14,341,308         16,814,966
----------------------------------------------------------------------------------------
                                         7,911,799         34,820,238         42,732,037
Less billings to date                    6,613,194         22,873,048         29,486,242

----------------------------------------------------------------------------------------
Costs and estimated earnings
 in excess of billings on
 uncompleted contracts                  $1,298,605        $11,947,190        $13,245,795
=========================================================================================



                                                           December 31, 1997
----------------------------------------------------------------------------------------
                                          U.S.
                                       Government         Commercial           Total
----------------------------------------------------------------------------------------
Costs incurred on uncompleted
 contracts                              $4,608,726        $19,944,845        $24,553,571
Estimated earnings                       2,055,290         13,880,949         15,936,239
----------------------------------------------------------------------------------------
                                         6,664,016         33,825,794         40,489,810
Less billings to date                    5,670,477         21,895,564         27,566,041

----------------------------------------------------------------------------------------
Costs and estimated earnings
 in excess of billings on
 uncompleted contracts                    $993,539        $11,930,230        $12,923,769
========================================================================================

                                                       CPI AEROSTRUCTURES, INC.
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------


3.   EARNINGS PER COMMON SHARE:

     Basic earnings per share calculations are computed by dividing net income, by the weighted average number of common shares outstanding.

     Diluted earnings per share calculations are computed by dividing net income, increased by proforma reductions in interest expense (net of tax) resulting from the assumed exercise of stock options and warrants and the resulting assumed reduction of outstanding indebtedness, by the weighted average number of common and common equivalent shares outstanding.


4.   MD-90 CONTRACT:

     In March 1991, CPI entered into an agreement with Rohr, pursuant to which the Company agreed to provide Rohr with apron assemblies and related components in connection with production of the then proposed McDonnell Douglas MD-90 jet aircraft. During the three months ended March 31, 1998, approximately 15% of the Company's revenue was derived from this program. As of March 31, 1998, an aggregate of $10,566,439 was included in costs and estimated earnings in excess of billings on uncompleted contracts.

     In 1997, the Boeing Company acquired the McDonnell Douglas Corporation. Boeing has announced that it plans to terminate the MD-90 program in 1999 unless it receives sufficient additional orders for such aircraft. To date, the Company has received no notice of termination. Such termination and the termination of the Rohr agreement would have a material effect on the Company's financial position.

                                                       CPI AEROSTRUCTURES, INC.
-------------------------------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of the Company's products and the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

Material Changes in Results of Operations

The Company's revenues for the three months ended March 31, 1998 were $5,115,975 compared to $2,170,716 for the same period last year, representing an increase of $2,945,259, or 136%. Of this increase, $2,882,858 relates to sales by Kolar, Inc. ("Kolar") a wholly owned subsidiary of the Company, the assets of which were acquired in October 1997 ("Kolar Acquisition"), and the balance relates to revenues recorded from the aircraft segment's new military contracts, which have increased since late 1995. Commercial aircraft programs represented 19% of total revenues for the three months ended March 31, 1998 compared to 54% for the same period in 1997. Approximately 80% of such change in percentage is due to the inclusion of the revenues of Kolar from such period.

Gross profit increased by $1,287,619, or 191%, from the three months ended March 31, 1997 to the three months ended March 31, 1998. Kolar, Inc. contributed $1,092,318 or 85 % of this increase. Gross profit as a percentage of revenues for the three months ended March 31, 1998 was 38% compared to 31% for the same period last year. This increase is primarily attributable to a more profitable sales mix in the aircraft segment of the Company.

Selling, general, and administrative expenses increased by $716,199 or 213%, from the three months ended March 31, 1997 to the three months ended March 31, 1998. This increase relates primarily to the inclusion of the expenses of Kolar and the associated depreciation of assets and amortization of intangibles that normally occurs after an acquisition. Interest expense increased by $339,513 for the three months ended March 31, 1998, which is attributable to a substantial increase of debt during 1997, primarily due to the Kolar Acquisition.

The resulting net income for the three months ended March 31, 1998, was $365,901 compared to $204,091 for the same period last year. Basic earnings per share was $0.05 on 7,930,865 average shares outstanding, compared to $0.03 per share (re-stated from prior year's amount) on 5,876,710 average shares outstanding for fiscal 1997. Diluted earnings per share increased to $0.04 per share from $0.03 per share in 1997 on 8,426,890 and 7,032,500 weighted average shares outstanding, respectively.

Material Changes in Financial Condition

At March 31, 1998 and December 31, 1997, the Company had working capital of $12,825,981 and $12,690,682, respectively, an increase of $135,299. This increase is primarily attributable to an increase in costs and estimated earnings in excess of billings of $322,025 and an increase in inventory of $459,261, offset by a decrease in cash resulting from the Company making its first principal payment on its term loan for the Kolar Acquisition and the Company's final 1997 estimated tax payment. The Company has financed its working capital requirements during the past two years through proceeds received from the exercise of warrants, a June 1996 Private Placement (the "1996 Placement") and from operations. A large portion of the Company's cash has been used for costs incurred on various commercial contracts that are in process. These costs are components of "Costs and estimated earnings in excess of billings on uncompleted contracts" and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms. The Company's continued requirement to incur significant costs, in advance of receipt of associated cash for commercial aircraft contracts, has caused an increase in the gap between aggregate costs and earnings and the related billings to date.

                                                       CPI AEROSTRUCTURES, INC.
-------------------------------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------


Net cash used in operating activities for the three months ended March 31, 1998 was $763,961. This decrease in cash was primarily the result of an increase in costs and estimated earnings in excess of billing of $322,025, an increase in inventory of $459,261, a decrease in accounts payable of $315,158, a decrease in accrued expenses of $183,575, and a decrease in income taxes payable of $321,350, offset by net income of $365,901, depreciation and amortization of $347,709, and a decrease in accounts receivable of $127,473.


Other

In March 1991, CPI entered into an agreement with Rohr, pursuant to which the Company agreed to provide Rohr with apron assemblies and related components in connection with production of the then proposed McDonnell Douglas MD-90 jet aircraft. During the three months ended March 31, 1998, approximately 15% of the Company's revenue was derived from this program. As of March 31, 1998, an aggregate of $10,566,439 was included in costs and estimated earnings in excess of billings on uncompleted contracts.

In 1997, the Boeing Company acquired the McDonnell Douglas Corporation. Boeing has announced that it plans to terminate the MD-90 program in 1999 unless it receives sufficient additional orders for such aircraft. To date, the Company has received no notice of termination. Such termination and the termination of the Rohr agreement would have a material effect on the Company's financial position.

                                                       CPI AEROSTRUCTURES, INC.
-------------------------------------------------------------------------------

ITEM 6.     Exhibits and Reports on Form 8-K


            a)  No Exhibits

            b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended March 31, 1998.

                                                       CPI AEROSTRUCTURES, INC.
-------------------------------------------------------------------------------

                                    SIGNATURE


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CPI AEROSTRUCTURES, INC.



Dated:    May 12, 1998
                                         By:  /S/ Arthur August
                                             ------------------------
                                             Arthur August
                                             President
                                             (Principal Executive Officer)



Dated:    May 12, 1998                   By:  /S/  Edward J. Fred
                                              -------------------
                                              Edward J. Fred
                                              Chief Financial Officer