Form 10KSB/A
period 1998-03-31
CPI AEROSTRUCTURES INC
filed 1998-08-04
CIK 889348

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                  FORM 10-KSB/A




(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         [Fee Required]

         For the fiscal year ended                  December 31, 1997
                                   ----------------------------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934 [No Fee Required]

         For the transition period from ______________   to ________________

         Commission file number 1-11398




                            CPI AEROSTRUCTURES, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

         New York                                     11-2520310
-------------------------------             ----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)

   200A Executive Drive, Edgewood, New York                      11717
  ------------------------------------------                     --------
     (Address of Principal Executive Offices)                      (Zip Code)

                                 (516) 586-5200
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)




         The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the year ended December 31, 1997 as set forth in the pages attached hereto:

Exhibit 23.1 Consent of Goldstein Golub Kessler & Company, P.C. has been revised to reflect the incorporation by reference of the Registration Statements filed by the Company.




                                Page 1 of 3 Pages

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  aUGUST 4, 1998                 CPI AEROSTRUCTURES, INC.

                                             /s/ Arthur August
                                       By: ----------------------------------
                                           Arthur August, Chairman of the Board,
                                           President and Chief Executive Officer


    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                              Title                              Date
----------                    -----------------------            ---------

/S/ Arthur August             Chairman of the Board,             July 28, 1998
------------------------      President and Chief
Arthur August                 Executive Officer

/s/ Theodore J. Marines
------------------------      Executive Vice President,          July 28, 1998
Theodore J. Martines          Secretary and Director



/s/ Edward J. Fred
------------------------      Chief Financial Officer            July 28, 1998
Edward J. Fred



/s/ Walter Paulick
------------------------      Director                           July 28, 1998
Walter Paulick



------------------------      Director
Kenneth McSweeney




                                Page 2 of 3 Pages