Form 10QSB
period 1998-06-30
CPI AEROSTRUCTURES INC
filed 1998-08-13
CIK 889348

CPI AEROSTRUCTURES, INC.

-------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



 For the quarterly period                     Commission File Number 1-11398
  ended  June 30, 1998



                            CPI AEROSTRUCTURES, INC.
       (Exact Name of Small Business Issuer as Specified in its Character)





          New York                                  11-2520310
-----------------------------------      ------------------------------------
 (State or Other Jurisdiction            (IRS Employer Identification Number)
  of Incorporation or Organization)


                    200A EXECUTIVE DRIVE, EDGEWOOD, NY 11717
                    (Address of Principal Executive Offices)



                         Telephone number (516) 586-5200
                 (Issuer's Telephone Number Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No |_|

The number of shares of common stock, par value $.001 per share, outstanding was 7,945,342 as of June 30, 1998.

                                                       CPI AEROSTRUCTURES, INC.
                                                                        INDEX
-------------------------------------------------------------------------------




Part I.  Financial Information:


       Item 1 - Consolidated Financial Statements:

       Balance Sheets as of  June 30, 1998 (Unaudited) and                3
           December 31, 1997

       Statements of Income for the Three and Six Months
           ended June 30, 1998 (Unaudited) and 1997 (Unaudited)           4

       Statements of Cash Flows for the Six Months ended June 30, 1998    5
           (Unaudited) and 1997 (Unaudited)

       Notes to Financial Statements (Unaudited)                          6

               Item 2 - Management's Discussion and Analysis of           8
               Financial Condition and Results of Operations

Part II.  Other

       Item 4 - Submission of Matters to a Vote of Security Holders       10

       Item 5 - Other Information                                         11

       Item 6 - Exhibits and Reports on Form 8-K                          12


       Signatures                                                         13

                                                       CPI AEROSTRUCTURES, INC.
                                                     CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------

                                                                                          June 30,        December 31,
                                                                                           1998             1997
                                                                                        (Unaudited)
----------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                            $    427,321       $  2,032,183
  Accounts receivable                                                                     1,391,300          1,820,278
  Costs and estimated earnings in excess of billings on uncompleted
      contracts (Note 2)                                                                 14,123,072         12,923,769
  Inventory                                                                               2,792,369          2,317,131
  Prepaid expenses and other current assets                                                 134,017            123,411
----------------------------------------------------------------------------------------------------------------------

      Total current assets                                                               18,868,079         19,216,772

Property, Plant and Equipment, net                                                        5,406,673          5,734,572
Goodwill                                                                                  7,357,082          7,615,863
Other Assets                                                                                657,312            546,638

----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                      $32,289,146        $33,113,845
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                     $  2,147,168       $  2,435,361
  Accrued expenses                                                                           56,852            387,654
  Current portion of long term debt                                                       2,385,075          2,385,075
  Income taxes payable                                                                      486,650            543,000
  Deferred income taxes                                                                     775,000            775,000
----------------------------------------------------------------------------------------------------------------------

      Total current liabilities                                                           5,850,745          6,526,090

Long term debt                                                                           10,787,639         11,979,814
Deferred income taxes                                                                        12,000             12,000

----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                  16,650,384         18,517,904
----------------------------------------------------------------------------------------------------------------------

Commitments

Shareholders' Equity
  Common stock - $.001 par value; authorized 50,000,000 shares,
   7,945,342 issued and outstanding                                                           7,945              7,903
  Additional paid-in capital                                                             12,124,960         11,845,965
  Retained earnings                                                                       3,505,857          2,742,073
----------------------------------------------------------------------------------------------------------------------

      Total shareholders' equity                                                         15,638,762         14,595,941

-----------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity                                        $32,289,146        $33,113,845
======================================================================================================================

                                  See Notes to Consolidated Financial Statements

                                                       CPI AEROSTRUCTURES, INC.
                                              CONSOLIDATED STATEMENTS OF INCOME



                                          For the Three Months ended June 30,       For the Six months Ended June 30,
                                                      1998           1997                      1998          1997
                                                         (Unaudited)                                (Unaudited)
----------------------------------------------------------------------------------------------------------------------

Revenue                                             $5,339,087     $2,959,969               $10,455,062     $5,130,685

Cost of sales                                        3,375,779      1,961,365                 6,529,819      3,457,765
----------------------------------------------------------------------------------------------------------------------

Gross profit                                         1,963,308        998,604                 3,925,243      1,672,920

Selling, general and administrative                  1,017,177        372,497                 2,069,506        708,628
  expenses
----------------------------------------------------------------------------------------------------------------------

Income from operations                                 946,131        626,107                 1,855,737        964,292
----------------------------------------------------------------------------------------------------------------------

Other (income) expense:
  Interest/other income                                (36,686)        25,943                   (77,166)        17,366
  Interest expense                                     319,934            523                   660,119          1,195
----------------------------------------------------------------------------------------------------------------------

Total other expenses, net                              283,248         26,466                   582,953         18,561
----------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes               662,883        599,641                 1,272,784        945,731

Provision for income taxes                             265,000        236,000                   509,000        378,000
----------------------------------------------------------------------------------------------------------------------

Net Income                                          $  397,883       $363,641                $  763,784     $  567,731
======================================================================================================================
Earnings per common share - Basic                   $      .05       $    .07                $      .10     $      .10
----------------------------------------------------------------------------------------------------------------------

Earnings per common share - Diluted                 $      .05       $    .05                $      .09     $      .08
----------------------------------------------------------------------------------------------------------------------
Shares used in computing earnings per Common share:

      Basic                                          7,945,342     5,904,626                 7,938,145       5,901,615
      Diluted                                        8,452,751     7,319,416                 8,473,850       7,317,007
======================================================================================================================

                                 See Notes to Consolidated Financial Statements

                                                       CPI AEROSTRUCTURES, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

For the Six Months Ended  June 30,                                                          1998               1997
                                                                                                 (Unaudited)
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                            $   763,784        $   567,731
  Adjustments to reconcile net income to net cash used in
   operating activities:
    Depreciation and amortization                                                           927,987             37,328
    Loss on sale/disposal of fixed assets                                                     ---               29,633
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                            428,978           (413,505)
      Decrease in prepaid expenses and other current assets                                 (10,606)           (28,358)
      Increase in costs and estimated earnings in excess of billings on
       uncompleted contracts                                                             (1,199,303)        (1,539,172)
      Increase in inventory                                                                (475,238)            ---
      Increase in other assets                                                             (174,735)           (61,019)
     (Decrease) increase in accounts payable                                               (288,193)           789,442
      Decrease in accrued expenses                                                         (330,802)          (110,591)
     (Decrease) increase in income taxes payable                                            (56,350)           378,000
----------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                            (414,478)          (350,511)
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from sale of fixed assets                                                         ---                6,295
   Purchase of property and equipment                                                       (43,446)           (43,579)
----------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                             (43,446)           (37,284)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of long-term debt                                                            (1,192,175)            (6,547)
  Proceeds from exercise of stock options/warrants                                           45,237             20,192
----------------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                                          (1,146,938)            13,645
----------------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                                     (1,604,862)          (374,150)
Cash at beginning of period                                                               2,032,183            899,798
----------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                  $    427,321        $   525,648
======================================================================================================================

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest                                                                           $    660,119        $     1,195
======================================================================================================================
    Income taxes                                                                  $           ---         $     14,481
======================================================================================================================

                                 See Notes to Consolidated Financial Statements

                                                       CPI AEROSTRUCTURES, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

1. INTERIM FINANCIAL STATEMENTS

     The financial statements as of June 30, 1998 and for the six and three months ended June 30, 1998 and 1997 are unaudited, however, in the opinion of the management of the Company, these financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of operations for such interim periods are not necessarily indicative of the results to be obtained for a full year.



 2.  COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON
     UNCOMPLETED CONTRACTS:

     Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

                                               June 30, 1998
-------------------------------------------------------------------------------
                                     U.S.
                                 Government         Commercial           Total
-------------------------------------------------------------------------------

Costs incurred on uncompleted
 contracts                     $5,418,337        $21,179,434        $26,597,77
Estimated earnings              2,072,104         15,148,587         17,220,691
-------------------------------------------------------------------------------
                               7,490,441         36,328,021         43,818,462
Less billings to date          6,080,685         23,614,705         29,695,390
------------------------------------------------------------------------------
Costs and estimated earnings
 in excess of billings on
 uncompleted contracts        $1,409,756        $12,713,316        $14,123,072
===============================================================================

                                              December 31, 1997
-------------------------------------------------------------------------------
                                  U.S.
                               Government         Commercial           Total
-------------------------------------------------------------------------------

Costs incurred on uncompleted
 contracts                    $4,608,726        $19,944,845        $24,553,571
Estimated earnings             2,055,290         13,880,949         15,936,239
------------------------------------------------------------------------------
                               6,664,016         33,825,794         40,489,810
Less billings to date          5,670,477         21,895,564         27,566,041

------------------------------------------------------------------------------
Costs and estimated earnings
 in excess of billings on
 uncompleted contracts          $993,539        $11,930,230        $12,923,769
==============================================================================

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


 4.    MD-90 CONTRACT:

     In March 1991, CPI entered into an agreement with Rohr, pursuant to which the Company agreed to provide Rohr with apron assemblies and related components in connection with production of the then proposed McDonnell Douglas MD-90 jet aircraft. During the six months ended June 30, 1998, approximately 18% of the Company's revenue was derived from this program. As of June 30, 1998, an aggregate of $11,184,979 was included in costs and estimated earnings in excess of billings on uncompleted contracts.

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

Material Changes in Results of Operations

The Company's revenue for the three months ended June 30, 1998 were $5,339,087 compared to $2,959,969 for the same period last year, representing an increase of $2,379,118, or 80%. Revenue for the six month period ended June 30, 1998 was $10,455,062 compared to $5,130,685 for the same period last year, representing an increase of $5,324,377 or 104%. Of the total revenue, $5,806,179 relates to sales by Kolar, Inc. ("Kolar") a wholly owned subsidiary of the Company, the assets of which were acquired in October 1997 ("Kolar Acquisition"). The decrease in sales for the aircraft segment in this period as compared to same period last year reflects a combination of (i) the fact that last year's period sales were the largest in the Company's history, and (ii) this year's period sales were impacted by a slight decrease in military sales. Commercial aircraft programs represented 24% of total revenue for the six months ended June 30, 1998 compared to 44% for the same period in 1997. Approximately 70% of such change in percentage is due to the inclusion of the revenue of Kolar from such period.

Gross profit increased by $964,704, or 97%, from the three months ended June 30, 1997 compared to the three months ended June 30, 1998. Gross profit for the six month period ended June 30, 1998 was $3,925,243 compared to $1,672,920 for the same period last year, representing an increase of $2,252,323 or 135%. Kolar, Inc. contributed $2,044,929 or 91 % of this increase. Gross profit as a percentage of revenue for the six months ended June 30, 1998 was 38% compared to 33% for the same period last year. This increase is primarily attributable to a more profitable sales mix in the aircraft segment of the Company.

Selling, general, and administrative expenses increased by $644,680 or 173%, from the three months ended June 30, 1997 compared to the three months ended June 30, 1998. Selling, general and administrative expenses for the six months ended June 30, 1998 were $2,069,506 compared to $708,628 for the same period last year, representing an increase of $1,360,878 or 192%. This increase relates primarily to the inclusion of the expenses of Kolar and the associated depreciation of assets and amortization of intangibles that normally occurs after an acquisition. Interest expense increased by $319,411 for the three months ended June 30, 1998, which is attributable to a substantial increase of debt during 1997, primarily due to the Kolar Acquisition.

The resulting net income for the three months ended June 30, 1998, was $397,883 compared to $363,641 for the same period last year. Net income for the six months ended June 30, 1998 was $763,784 compared to $567,731 for the same period last year, representing an increase of $196,053 or 35%. Basic earnings per share was $0.10 on 7,938,145 average shares outstanding, compared to $0.10 per share (re-stated from prior year's amount) on 5,901,615 average shares outstanding for the same period last year. Diluted earnings per share was $0.09 per share compared to $0.08 per share in 1997 on 8,473,850 and 7,317,007 weighted average shares outstanding, respectively.

                                                       CPI AEROSTRUCTURES, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------------

Material Changes in Financial Condition

At June 30, 1998 and December 31, 1997, the Company had working capital of $13,017,334 and $12,690,682, respectively, an increase of $326,652. This increase is primarily attributable to an increase in costs and estimated earnings in excess of billings of $1,199,303, an increase in inventory of $475,238, and a decrease in accounts payable of $288,192, offset by a decrease in cash resulting from the Company making its first two principal payments on its term loan for the Kolar Acquisition and the Company's final 1997 estimated tax payment. The Company has financed its working capital requirements during the past two years through proceeds received from the exercise of warrants, a June 1996 Private Placement (the "1996 Placement") and from operations. A large portion of the Company's cash has been used for costs incurred on various commercial contracts that are in process. These costs are components of "Costs and estimated earnings in excess of billings on uncompleted contracts" and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms. The Company's continued requirement to incur significant costs, in advance of receipt of associated cash for commercial aircraft contracts, has caused an increase in the gap between aggregate costs and earnings and the related billings to date.

Net cash used in operating activities for the six months ended June 30, 1998 was $414,478. This decrease in cash was primarily the result of an increase in costs and estimated earnings in excess of billing of $1,199,303, an increase in inventory of $475,238, an increase in other assets of $174,735, a decrease in accounts payable of $288,193, a decrease in accrued expenses of $330,802, and a decrease in income taxes payable of $56,350, offset by net income of $763,784, depreciation and amortization of $927,987, and a decrease in accounts receivable of $428,978.


Other

In March 1991, CPI entered into an agreement with Rohr, pursuant to which the Company agreed to provide Rohr with apron assemblies and related components in connection with production of the then proposed McDonnell Douglas MD-90 jet aircraft. During the six months ended June 30, 1998, approximately 18% of the Company's revenue was derived from this program. As of June 30, 1998, an aggregate of $11,184,979 was included in costs and estimated earnings in excess of billings on uncompleted contracts.

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

                                                       CPI AEROSTRUCTURES, INC.

-------------------------------------------------------------------------------


ITEM 4.       Submission of Matter to a Vote of Security Holders.

              (a) An annual  meeting of  shareholders  was held on June 16, 1998
                 ("Annual Meeting").

              (b) The directors  elected at the meeting were Mr. Arthur  August,
                  Mr. Theodore J. Martines, Mr. Kenneth McSweeney and Mr. Walter Paulick. There are no other directors.

              (c) Six matters were voted upon at the Annual Meeting, as follows:

                  (i)    An  amendment  to  the  Certificate  of   Incorporation
                         creating a staggered Board of Directors was passed. The votes were cast for this matter as follows:

                                                                      BROKER
           FOR         AGAINST        ABSTAIN       WITHHELD         NON-VOTES
           --------------------------------------------------------------------
           4,659,961    589,285       49,417          N/A           2,643,679

                  (ii) Mr. Arthur August, Mr. Theodore J. Martines, Mr. Kenneth McSweeney and Mr. Walter Paulick were elected as Directors. The tabulation of votes with respect to each nominee is as follows:

                                                                      BROKER
                           FOR      AGAINST    WITHHELD   ABSTAIN    NON-VOTES
          --------------------------------------------------------------------
Mr. Arthur August         6,952,968     N/A      136,367     N/A       856,007
Mr. Theodore J. Martines  6,952,968     N/A      136,367     N/A       856,007
Mr. Kenneth McSweeney     6,950,968     N/A      136,367     N/A       856,007
Mr. Walter Paulick        6,950,968     N/A      136,367     N/A       856,007

                  (iii) An amendment to the Certificate of Incorporation increasing the number of authorized Common Shares to 50,000,000 was approved. The votes were cast for this matter as follows:

                                                                       BROKER
                           FOR        AGAINST    ABSTAIN   WITHHELD   NON-VOTES
          ----------------------------------------------------------------------
                          6,534,959   445,909    104,467      N/A       860,007

                                                       CPI AEROSTRUCTURES, INC.

-------------------------------------------------------------------------------


                  (iv) An amendment to the Certificate of Incorporation authorizing 5,000,000 shares of preferred stock was approved. The votes were cast for this matter as follows:

                                                                      BROKER
                         FOR       AGAINST    ABSTAIN    WITHHELD     NON-VOTES
          ---------------------------------------------------------------------
                        4,672,352  494,657    75,875       N/A        2,702,458

                  (v) An amendment to the Certificate of Incorporation to prohibit the taking of action by shareholders by written consent of less than all of the holders was approved. The votes were cast for this matter as follows:

                                                                      BROKER
                         FOR       AGAINST    ABSTAIN    WITHHELD     NON-VOTES
          ---------------------------------------------------------------------
                       4,033,423  1,079,036   130,425       N/A       2,702,458

                  (vi) The Company's 1998 Performance Equity Plan was approved. The votes were cast for this matter as follows:

                                                                        BROKER
                         FOR       AGAINST    ABSTAIN    WITHHELD     NON-VOTES
          ---------------------------------------------------------------------
                       4,650,265   547,668    130,730       N/A       2,643,679

ITEM 5.       Other Information.


              Pursuant to the Company's By-laws, stockholders are advised that in order for a stockholder to present any proposal at the Company's Annual Meeting of Stockholders to be held in 1999, such proposal must be submitted in writing to the Company at its principal office in Edgewood, New York no later than January 12, 1999 (120 days in advance of the date Company's proxy statement was released to stockholders in 1998).


ITEM 6.     Exhibits and Reports on Form 8-K


              a)  No Exhibits

              b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended June 30, 1998.

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


                                             CPI AEROSTRUCTURES, INC.



Dated:    August 13, 1998
                                             By:  /S/ Arthur August
                                                 ---------------------------
                                                  Arthur August
                                                  President
                                                  (Principal Executive Officer)



Dated:    August 13, 1998                    By:  /S/ Edward J. Fred
                                                 ------------------
                                                  Edward J. Fred
                                                  Chief Financial Officer