Form 10QSB
period 1998-09-30
CPI AEROSTRUCTURES INC
filed 1998-11-16
CIK 889348

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



     For the quarterly period               Commission File Number 1-11398
     ended September 30, 1998



                            CPI AEROSTRUCTURES, INC.
       (Exact Name of Small Business Issuer as Specified in its Character)





       New York                                     11-2520310
-------------------------------           ------------------------------------
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

The number of shares of common stock, par value $.001 per share, outstanding was 7,945,342 as of September 30, 1998.

                                                                     INDEX
-----------------------------------------------------------------------------

Part I.  Financial Information:


     Item 1 - Consolidated Financial Statements:

     Balance Sheets as of September 30, 1998 (Unaudited)
       and 3 December 31, 1997                                        3

    Statements of Income for the Three and Nine Months
     ended  September 30, 1998 (Unaudited) and 1997 (Unaudited)       4

    Statements of Cash Flows for the Nine Months ended
     September 30, 1998 (Unaudited) and 1997 (Unaudited)              5

    Notes to Financial Statements (Unaudited)                         6

     Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations                              8

Part II.  Other

       Item 6 - Exhibits and Reports on Form 8-K                      11


       Signatures                                                     12

                                                       CPI AEROSTRUCTURES, INC.
-------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS

                                                                                     September 30,        December 31,
                                                                                           1998             1997
----------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents                                                            $    436,393       $  2,032,183
  Accounts receivable                                                                     1,070,755          1,820,278
  Costs and estimated earnings in excess
   contracts (Note 2)                                                                    15,568,180         12,923,769
  Inventory                                                                               2,694,315          2,317,131
  Prepaid expenses and other current assets                                                 113,470            123,411
----------------------------------------------------------------------------------------------------------------------
      Total current assets                                                               19,883,113         19,216,772

Property, Plant and Equipment, net                                                        5,242,849          5,734,572
Goodwill                                                                                  7,228,000          7,615,863
Other Assets                                                                                622,028            546,638

----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                      $32,975,990        $33,113,845
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                     $  2,226,725       $  2,435,361
  Accrued expenses                                                                           96,449            387,654
  Line of credit                                                                            375,000          ---
  Current portion of long term debt                                                       2,385,075          2,385,075
  Income taxes payable                                                                      802,650            543,000
  Deferred income taxes                                                                     775,000            775,000
----------------------------------------------------------------------------------------------------------------------

      Total current liabilities                                                           6,660,899          6,526,090

Long term debt                                                                           10,191,281         11,979,814
Deferred income taxes                                                                        12,000             12,000

----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                  16,864,180         18,517,904
----------------------------------------------------------------------------------------------------------------------

Commitments

Shareholders' Equity
  Common stock - $.001 par value; authorized 50,000,000 shares,
   7,945,342 issued and outstanding                                                           7,945              7,903
  Additional paid-in capital                                                             12,124,960         11,845,965
  Retained earnings                                                                       3,978,905          2,742,073
----------------------------------------------------------------------------------------------------------------------

      Total shareholders' equity                                                         16,111,810         14,595,941
----------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity                                        $32,975,990        $33,113,845
======================================================================================================================

                 See Notes to Consolidated Financial Statements

                                                       CPI AEROSTRUCTURES, INC.
-------------------------------------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME

                                                   For the Three Months ended               For the Nine months Ended
                                                           September 30,                           September 30,
                                                       1998           1997                      1998          1997
----------------------------------------------------------------------------------------------------------------------
                                                           (Unaudited)                              (Unaudited)
----------------------------------------------------------------------------------------------------------------------
Revenue                                             $5,084,594     $2,215,387               $15,539,656     $7,346,072

Cost of sales                                        2,944,781      1,383,632                 9,474,600      4,841,397
----------------------------------------------------------------------------------------------------------------------

Gross profit                                         2,139,813        831,755                 6,065,056      2,504,675

Selling, general and administrative                  1,073,738        351,766                 3,143,244      1,060,394
  expenses
----------------------------------------------------------------------------------------------------------------------

Income from operations                               1,066,075        479,989                 2,921,812      1,444,281
----------------------------------------------------------------------------------------------------------------------

Other (income) expense:
  Interest/other income                                (34,850)           517                  (112,016)        17,883
  Interest expense                                     311,877            169                   971,996          1,364
----------------------------------------------------------------------------------------------------------------------

Total other expenses, net                              277,027            686                   859,980         19,247
----------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes               789,048        479,303                 2,061,832      1,425,034

Provision for income taxes                             316,000        192,000                   825,000        570,000
----------------------------------------------------------------------------------------------------------------------

Net income                                          $  473,048       $287,303                $1,236,832     $  855,034
======================================================================================================================

Earnings per common share - Basic                   $      .06       $    .04                $      .16     $      .13
----------------------------------------------------------------------------------------------------------------------

Earnings per common share - Diluted                 $      .06       $    .04                $      .15     $      .12
----------------------------------------------------------------------------------------------------------------------

Shares used in computing earnings per Common share:

      Basic                                          7,945,342      7,119,200                 7,940,570      6,717,063
      Diluted                                        8,097,940      7,647,193                 8,333,926      7,144,857
======================================================================================================================

                 See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Nine Months Ended  September 30,                                                    1998               1997
----------------------------------------------------------------------------------------------------------------------
                                                                                                     (Unaudited)
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                          $   1,236,832        $   855,034
  Adjustments to reconcile net income to net cash used in
   operating activities:
    Depreciation and amortization                                                         1,279,812             52,576
    Loss on sale/disposal of fixed assets                                                  ---                  25,883
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                            749,523           (260,496)
      Decrease in prepaid expenses and other current assets                                   9,941             44,947
      Increase in costs and estimated earnings in excess of billings on
       uncompleted contracts                                                             (2,644,411)        (1,810,393)
      Increase in inventory                                                                (377,184)            ---
      Increase in other assets                                                             (172,405)          (296,571)
     (Decrease) increase in accounts payable                                               (208,636)           647,590
      Decrease in accrued expenses                                                         (291,205)          (107,624)
      Increase in income taxes payable                                                      259,650            570,000
----------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                            (158,083)          (279,054)
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from sale of fixed assets                                                       ---                  6,295
   Purchase of property and equipment                                                       (69,411)           (53,863)
----------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                             (69,411)           (47,568)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

  Proceeds from revolving line of credit                                                    375,000             ---
  Repayment of long-term debt                                                            (1,788,533)            (6,547)
  Proceeds from exercise of stock options/warrants                                           45,237          2,467,926
----------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities                            (1,368,296)         2,461,379
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                          (1,595,790)         2,134,757
Cash at beginning of period                                                               2,032,183            899,798
----------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                  $    436,393         $3,034,555
======================================================================================================================

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest                                                                           $    971,966         $    1,364
======================================================================================================================
    Income taxes                                                                       $    560,819         $   29,481
======================================================================================================================

                 See Notes to Consolidated Financial Statements

                                                       CPI AEROSTRUCTURES, INC.
-------------------------------------------------------------------------------


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

 1.  INTERIM FINANCIAL STATEMENTS

     The financial statements as of September 30, 1998 and for the nine and three months ended September 30, 1998 and 1997 are unaudited, however, in the opinion of the management of the Company, these financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of operations for such interim periods are not necessarily indicative of the results to be obtained for a full year.



 2. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS:

     Costs and estimated earnings in excess of billings on uncompleted contracts
     consist of:                              September 30, 1998
     --------------------------------------------------------------------------

                                U.S.
                                Government         Commercial           Total
    ---------------------------------------------------------------------------
    Costs incurred on
     uncompleted contracts     $6,246,231        $21,678,496        $27,924,727
    Estimated earnings          2,342,375         16,009,839         18,352,214
    ---------------------------------------------------------------------------

                                8,588,606         37,688,335         46,276,941
    Less billings to date       6,541,780         24,166,981         30,708,761
    ---------------------------------------------------------------------------

    Costs and estimated
     earnings in excess of
     billings on uncompleted
     contracts                 $2,046,826        $13,521,354        $15,568,180
    ===========================================================================

                                               December 31, 1997
    ---------------------------------------------------------------------------

                               U.S.
                               Government         Commercial           Total
    ---------------------------------------------------------------------------

    Costs incurred on
     uncompleted contracts    $4,608,726        $19,944,845        $24,553,571
    Estimated earnings         2,055,290         13,880,949         15,936,239
    ---------------------------------------------------------------------------

                               6,664,016         33,825,794         40,489,810
    Less billings to date      5,670,477         21,895,564         27,566,041
    ---------------------------------------------------------------------------

    Costs and estimated
     earnings in excess of
     billings on uncompleted
     contracts                $  993,539        $11,930,230        $12,923,769
    ---------------------------------------------------------------------------

                                                       CPI AEROSTRUCTURES, INC.
-------------------------------------------------------------------------------


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


 4.  MD-90 CONTRACT

     In March 1991, CPI entered into an agreement with Rohr, pursuant to which the Company agreed to provide Rohr with apron assemblies and related components in connection with production of the then proposed McDonnell Douglas MD-90 jet aircraft. During the nine months ended September 30, 1998, approximately 19% of the Company's revenue was derived from this program. As of September 30, 1998, an aggregate of $12,008,538 was included in costs and estimated earnings in excess of billings on uncompleted contracts.

     In 1997, the Boeing Company acquired the McDonnell Douglas Corporation. Boeing has announced that it plans to terminate the MD-90 program in 1999 unless it receives sufficient additional orders for such aircraft. To date, the Company has received no notice of termination. Such termination and the termination of the Rohr agreement would have a material adverse effect on the Company's financial position.

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

Results of Operations

The Company's revenue for the three months ended September 30, 1998 was $5,084,594 compared to $2,215,387 for the same period last year, representing an increase of $2,869,207, or 130%. Revenue for the nine month period ended September 30, 1998 was $15,539,656 compared to $7,346,072 for the same period last year, representing an increase of $8,193,584 or 112%. Of the total revenue, $8,399,288 relates to sales by Kolar, Inc. ("Kolar") a wholly owned subsidiary of the Company, the assets of which were acquired in October 1997 ("Kolar Acquisition"). This revenue figure is slightly lower than anticipated due to a slowdown caused by the Asian economic situation. The decrease in sales for the aircraft segment in this period as compared to same period last year reflects a combination of (i) the fact that last year's period sales were the largest in the Company's history, and (ii) this year's period sales were impacted by a slight decrease in military sales. Commercial aircraft programs represented 25% of total revenue for the nine months ended September 30, 1998 compared to 43% for the same period in 1997. Approximately 70% of such change in percentage is due to the inclusion of the revenue of Kolar from such period.

Gross profit increased by $1,308,058, or 157%, from the three months ended September 30, 1997 compared to the three months ended September 30, 1998. Gross profit for the nine month period ended September 30, 1998 was $6,065,056 compared to $2,504,675 for the same period last year, representing an increase of $3,560,381 or 142%. Kolar, Inc. contributed $3,054,365 or 86 % of this increase. Gross profit as a percentage of revenue for the nine months ended September 30, 1998 was 39% compared to 34% for the same period last year. This increase is primarily attributable to a more profitable sales mix in the aircraft segment of the Company.

Selling, general, and administrative expenses increased by $721,972 or 205%, from the three months ended September 30, 1997 compared to the three months ended September 30, 1998. Selling, general and administrative expenses for the nine months ended September 30, 1998 were $3,143,244 compared to $1,060,394 for the same period last year, representing an increase of $2,082,850 or 196%. This increase relates primarily to the inclusion of the expenses of Kolar and the associated depreciation of assets and amortization of intangibles that normally occurs after an acquisition. Interest expense increased by $311,708 for the three months ended September 30, 1998, which is attributable to a substantial increase of debt during 1997, primarily due to the Kolar Acquisition.

The resulting net income for the three months ended September 30, 1998, was $473,048 compared to $287,303 for the same period last year. Net income for the nine months ended September 30, 1998 was $1,236,832 compared to $855,034 for the same period last year, representing an increase of $381,798 or 45%. Basic earnings per share was $0.16 on 7,940,570 average shares outstanding, compared to $0.13 per share (re-stated from prior year's amount) on 6,717,063 average shares outstanding for the same period last year. Diluted earnings per share was $0.15 per share compared to $0.12 per share in 1997 on 8,333,926 and 7,144,857 weighted average shares outstanding, respectively.

                                                       CPI AEROSTRUCTURES, INC.
-------------------------------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results
of Operations
-------------------------------------------------------------------------------

Liquidity and Capital Resources

At September 30, 1998 and December 31, 1997, the Company had working capital of $13,222,214 and $12,690,682, respectively, an increase of $531,532. This increase is primarily attributable to an increase in costs and estimated earnings in excess of billings of $2,644,411, an increase in inventory of $377,184, a decrease in accounts payable of $208,636, and a decrease in accrued expenses of $291,205 offset by a decrease in accounts receivable of $749,523, and a decrease in cash resulting from the Company making its principal payments on its term loan for the Kolar Acquisition. The Company has financed its working capital requirements during the past two years through proceeds received from the exercise of warrants, a June 1996 Private Placement (the "1996 Placement") and from operations. A large portion of the Company's cash has been used for costs incurred on various commercial contracts that are in process. These costs are components of "Costs and estimated earnings in excess of billings on uncompleted contracts" and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms. The Company's continued requirement to incur significant costs, in advance of receipt of associated cash for commercial aircraft contracts, has caused an increase in the gap between aggregate costs and earnings and the related billings to date.

Net cash used in operating activities for the nine months ended September 30, 1998 was $158,083. This decrease in cash was primarily the result of an increase in costs and estimated earnings in excess of billing of $2,644,411, an increase in inventory of $377,184, an increase in other assets of $172,405, a decrease in accounts payable of $208,636, and a decrease in accrued expenses of $291,205, offset by net income of $1,236,832, depreciation and amortization of $1,279,812, a decrease in accounts receivable of $749,523 and an increase in income taxes payable of $259,650.


Other Information

In March 1991, CPI entered into an agreement with Rohr, pursuant to which the Company agreed to provide Rohr with apron assemblies and related components in connection with production of the then proposed McDonnell Douglas MD-90 jet aircraft. During the nine months ended September 30, 1998, approximately 19% of the Company's revenue was derived from this program. As of September 30, 1998, an aggregate of $12,008,538 was included in costs and estimated earnings in excess of billings on uncompleted contracts.

In 1997, the Boeing Company acquired the McDonnell Douglas Corporation. Boeing has announced that it plans to terminate the MD-90 program in 1999 unless it receives sufficient additional orders for such aircraft. To date, the Company has received no notice of termination. Such termination and the termination of the Rohr agreement would have a material adverse effect on the Company's financial position.

Year 2000 Compliance

         The Company has been evaluating the potential impact of the situation commonly referred to as the "Year 2000" ("Y2K") issue. The Y2K issue results from the problem with older computer software programs that only recognize the last two digits of the year in any date (e.g., "98" for "1998"). These programs were designed and developed without considering the impact of the upcoming change in the century. If the software is not reprogrammed or replaced, many computer applications could fail or create erroneous results at the Year 2000. Since much of the Company's internal information technology has been fairly recently developed, the Company does not anticipate it will face significant issues of non-compliance.

         Potential impacts of Y2K non-compliance to the Company may arise from software, computer hardware, and other equipment outside the Company's ownership yet with which the Company interfaces either electronically or operationally. The Company has contacted its major suppliers and customers to determine the state of their assessment and remediation of any Y2K issues they face. The Company has been advised by substantially all of such third parties that they believe they are Y2K compliant. Notwithstanding the foregoing, approximately 50% of the Company's revenues are derived from contracts with agencies or instrumentalities of the United States government ("Government Agencies"). The Company has not been able to determine whether these Government Agencies are Y2K compliant. If these Government Agencies do does not become Y2K compliant, the financial condition and operations of the Company would be materially and adversely impacted. The Company has not yet developed a contingency plan in the event of such non-compliance.

                                                       CPI AEROSTRUCTURES, INC.
-------------------------------------------------------------------------------


ITEM 6.        Exhibits and Reports on Form 8-K


               a)   No Exhibits

               b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended September 30, 1998.

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


                                              CPI AEROSTRUCTURES, INC.



Dated:     November 13, 1998
                                              By:  /S/ Arthur August
                                                 -----------------------
                                                  Arthur August
                                                  President
                                                 (Principal Executive Officer)



Dated:     November 13, 1998                  By:  /S/ Edward J. Fred
                                                 ------------------------
                                                   Edward J. Fred
                                                   Chief Financial Officer