Form 10KSB
period 1998-12-31
CPI AEROSTRUCTURES INC
filed 1999-04-15
CIK 889348

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended           December 31, 1998
                          ---------------------------------------

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934 (No fee required)

For the transition period from ______________ to _________________

                         Commission file number 1-11398

                            CPI AEROSTRUCTURES, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

     New York                                                   11-2520310
---------------------------------                           -------------------
(State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

200A Executive Drive, Edgewood, New York                           11717
----------------------------------------                        -----------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (516) 586-5200
                -------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of Each Exchange on Which
  Title of Each Class                              Each Class is Registered
  -------------------                            ------------------------------
      None                                                    None
     ------                                                  -----

              Securities registered under Section 12(g) of the Act:

                     Common Stock, $.001 par value per share
                     ---------------------------------------
                                (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes |X| No |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     The issuer's revenues for its most recent fiscal year were $19,810,471.

     The aggregate market value of the 6,761,342 shares of voting stock held by non-affiliates computed by reference to the closing price at which the stock was sold on April 1, 1999, was $4,435,441.

     As of April 1, 1999, the Issuer had 7,945,342 shares of Common Stock, $.001 par value, outstanding.

     Transitional Small Business Disclosure Format: Yes |_| No |X|

                            CPI AEROSTRUCTURES, INC.
                         FORM 10-KSB ANNUAL REPORT-1998
                                TABLE OF CONTENTS

PART I                                                                   PAGE

Item 1.  Description of Business ...................................      3
Item 2.  Description of Property ...................................     10
Item 3.  Legal Proceedings .........................................     10
Item 4.  Submission of Matters to a Vote of Security Holders........     10

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...     11
Item 6.  Management's Discussion and Analysis.......................     12
Item 7.  Financial Statements.......................................     14
Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure...................................     14

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act.......   15
Item 10. Executive Compensation.......................................   16
Item 11. Security Ownership of Certain Beneficial Owners and Management  20
Item 12. Certain Relationships and Related Transactions................  21
Item 13. Exhibits, List and Reports on Form 8-K........................  22

Item 1.  DESCRIPTION OF BUSINESS

         (a)      Business Development

         CPI Aerostructures, Inc. (the "Company") is comprised of two distinct corporations: CPI Aerostructures, Inc. ("CPI") and Kolar, Inc. ("Kolar;" together with CPI, the "Company"). CPI is engaged in contract production of structural aircraft parts and sub-assemblies for the commercial and military sectors of the aircraft industry. In connection with its commercial assembly operations, CPI provides engineering, technical and program management services to its customers. Kolar manufactures precision machine parts and sub-assemblies for the electronics industry, including computer and microwave device manufacturers, as well as the materials handling, aerospace and banking industries.

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

         Kolar was incorporated under the laws of the State of Delaware in July 1997 to acquire Kolar Machine, Inc., a precision machining and assembly manufacturer located in Ithaca, New York. On October 9, 1997, Kolar purchased substantially all of the assets of Kolar Machine, Inc. and the related real property for approximately $14.5 million. The deal was accomplished using cash and debt financing which was provided by the Chase Manhattan Bank and a "seller's note."

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

         (b)      Business of Issuer

         CPI is engaged in contract production of structural aircraft parts and sub-assemblies for the commercial and military sectors of the aircraft industry. The following table sets forth information relating to the approximate dollar amounts and percentages of CPI's revenues from the commercial and military sectors of the aircraft industry:


                                   Years Ended
                     December 31,                        December 31,
                        1997                                  1998
                     ------------                        ------------
                             (Dollar amounts in thousands)

Commercial      $4,171             42.5%          $5,102               60.1%
Military         5,654             57.5            3,391               39.9
                ------            -----           ------              -----
  Total         $9,825            100.0%          $8,493              100.0%
                ======            =====           ======              =====


         Kolar manufactures precision parts and sub-assemblies for a variety of different markets. Kolar accounted for approximately $11,300,000 of revenue (57%) in 1998 and $3,190,000 (25%) in 1997, respectively, of the Company's total revenue for such year.

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

         CPI's principal commercial aircraft products include aprons and engine mounts, which are structures used to attach jet engine housings to aircraft. Apron assemblies are panels that function as the aerodynamic surface between pylons (structures which attach nacelles to the wing or fuselage) and nacelles. Aft fairing assemblies are the exterior portion of a pylon.

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

Customers and Contracts

         CPI

         Commercial

         Pursuant to long-term agreements with Rohr Industries, Inc. (owned by B. F. Goodrich), a leading commercial aircraft supplier of nacelles, CPI operates as a subcontractor under Rohr's production programs with The Boeing Company. In June 1994, Rohr sold its corporate jet business to the Nordam Corporation ("Nordam") and CPI's agreement with Rohr concerning the Hawker 1000 Executive Jet, an eight to ten seat aircraft was transferred to Nordam. CPI provides Nordam with pylons, engine mounts and all related sub-assemblies and components for use in connection with production of the Hawker 1000 Executive Jet. For the years ended December 31, 1997 and 1998, sales of CPI's products to Rohr accounted for approximately 30% and 53%, respectively, of CPI's revenues. For the years ended December 31, 1997 and 1998, sales derived from Nordam were approximately 11% and 7%, respectively. The original agreement obligated CPI to deliver a total of 300 pylons to Nordam at a fixed aggregate base price (in 1988 unescalated dollars) of $10,300,000.

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

         As of December 31, 1996, CPI provided Rohr with spars for use in connection with the Boeing 757 aricraft for an aggregate purchase price of $2,263,000. No revenues were recorded for this program in 1997 and in December of that year CPI recognized a termination of its agreement with Rohr for such products, recording a non-cash charge to cost of sales of approximately $605,000.

         In March 1991, CPI entered into an agreement with Rohr, pursuant to which CPI agreed to provide Rohr with apron assemblies and related components in connection with production of the McDonnell Douglas MD-90 jet aircraft. CPI delivered 76 and 60 production units during 1997 and 1998, respectively. As of December 31, 1998, CPI had delivered an aggregate of two engineering prototypes, three development units, six flight testing units and 238 production units. During the years ended December 31, 1997 and 1998, approximately 37% and 53%, respectively, of CPI's revenues were derived from this program. In December 1998, based on information received from Rohr, CPI recognized a termination of this contract. This termination resulted in the Company writing off approximately $11,850,000 of previously recorded revenue. The effect of this termination is included in cost of sales in 1998.

         In May 1992, CPI commenced production of aft fairing assemblies for Shin-Meiwa Industry Co., Ltd. ("Shin-Meiwa"), a Japanese aerospace firm. On December 10, 1992, CPI executed an agreement with Mitsui & Co. (U.S.A.), Inc., as agent for Shin-Meiwa to produce aft fairing assemblies in connection with the production program for the McDonnell Douglas MD-11. CPI's current arrangement with Shin-Meiwa provides for CPI to assemble products using tooling and component parts provided by Shin-Meiwa. The contract provides for the delivery of 251 pieces for an aggregate of approximately $1,590,000. As of December 31, 1997 and 1998, CPI had delivered 167 and 178 fairing assemblies, respectively, pursuant to purchase orders. In November 1998, Shin-Meiwa informed the Company that it would not require any further deliveries of aft fairing assemblies under this agreement.

         Military

         CPI supplies structural aircraft parts and sub-assemblies to the military under prime contracts with several branches of the United States Government. For the years ended December 31, 1997 and 1998, 58% and 40%, respectively, of CPI's revenues were derived from military contracts. The increased level of revenues from the military sector resulted primarily from the following two contracts:

         On September 19, 1995, CPI was awarded a contract by the United States Air Force for the A-10 Aircraft program. CPI will produce leading edge panels for such aircraft. The total award amount is approximately $3,354,000, of which $2,955,000 has been recognized as of December 31, 1998 with all deliveries expected to be completed by the end of the third quarter of 1999.

         On September 22, 1995, CPI was awarded a contract by the United States Air Force for the C-5 Aircraft program. CPI is producing structural supports, plates and brackets, mount assemblies, air deflectors, mounting blocks, hinge brackets, plate assemblies, fairings, landing gear door assemblies and panel assemblies for such aircraft. As of March 15, 1999, the total contract value was $4,878,000 of which $3,657,000 has been recognized as of December 31, 1998 with additional orders anticipated, although no assurances can be given as to any additional orders.

         As of December 31, 1997 and 1998, CPI had thirteen and thirty-nine military contracts, respectively, in various stages of completion. Additionally, the Company has added twenty-eight new military contracts since December 31, 1998. Contract terms are generally one to two years. Product prices under these contracts are fixed. Each contract obligates CPI to deliver a specific quantity of units according to specified delivery schedules. Each contract contains repricing clauses which adjust the fixed price for each product delivered in the event that the government requests design, quantity or schedule changes for products. CPI generally provides its own tooling to produce products under military contracts. CPI typically recovers all of its tooling costs under a contract following the delivery of the first unit produced. For contracts with an aggregate dollar amount in excess of $100,000 CPI is generally entitled to receive progress payments to cover approximately 90% of CPI's total costs at the time of the request.

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

         Kolar

         Kolar operates almost exclusively on a purchase order basis with its current customers. The one exception is the Purchase Agreement described below entered into between Universal Instrument Corporation ("Universal") and Kolar in November 1997. Kolar has long-standing relationships with its two major customers, including Universal, which together comprise over 83% of Kolar's revenues.

         Universal has been Kolar's customer for approximately twelve years, and accounted for more than 69% and 60% of Kolar's revenues in 1998 and 1997, respectively, as Kolar's largest customer. Kolar manufactures detail parts and a major sub-assembly for Universal's high speed machines that route printed circuit boards through a series of operations while inserting and bonding components to the board. Kolar also produces numerous other detail parts for various applications in Universal machinery. In November 1997, Universal entered into a Purchase Agreement with Kolar setting forth the terms and conditions under which Universal is purchasing products from Kolar. The agreement is for four years, unless earlier terminated, however, it does not provide for any fixed quantities of sales and is subject to Kolar's receipt of purchase orders thereunder.

         Hi Speed Checkweigher ("Hi Speed") is Kolar's second largest customer and has been a customer of Kolar for approximately 40 years. Hi Speed accounted for approximately 17% and 12% of Kolar's revenues in 1998 and 1997, respectively. Hi Speed produces high speed equipment used for the weighing and measuring of cartons and containers.

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

Backlog

         CPI produces custom sub-assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate contract values under basic ordering agreements or for production orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation. All of CPI's backlog is subject to termination at will and rescheduling, without significant penalty. As of December 31, 1998 and 1997, CPI's backlog was approximately $4 million and $26 million, respectively. This decrease is primarily attributable to the termination of the MD-90 program.

         Of CPI's backlog at December 31, 1998, approximately 4% and 96% is attributable to commercial and military contracts, respectively. Approximately $3 million (75%) of CPI's current backlog at December 31, 1998 is scheduled for delivery during the year ending December 31, 1999.

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

         The Company generally does not maintain supply agreements with its suppliers or manufacturers and purchases raw materials and component parts pursuant to purchase orders in the ordinary course of business. The Company believes that the supplies of materials through the end of 1999 will be adequate.

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

Employees

         As of April 1, 1999, CPI employed 23 full-time employees including its two executive officers. As of April 1, 1999, Kolar employed 93 full-time employees including one executive officer, and one part-time employee.

         The Company also employs temporary personnel with specialized disciplines on an as-needed basis. None of the Company's employees are members of unions. The Company believes that its relations with its employees are good.

Item 2.  DESCRIPTION OF PROPERTY

         CPI Aerostructures' executive offices and production facilities are situated in an approximate 25,000 square foot building located at 200A Executive Drive, Edgewood, New York 11717. CPI Aerostructures occupies this facility under a lease with an unaffiliated landlord, which commenced on December 1, 1995 and ends on March 31, 2000. The current monthly base rental is $13,451, plus common area costs, over the term of the lease. The Company believes that its facilities are adequate for its current needs.

         Kolar's executive offices and production facilities are situated in approximately 46,000 square feet in a total of four buildings that the Company owns. The buildings are located in Ithaca, New York at 407 Cliff Street, 618 West Buffalo Street, 604 Elmira Road and 612 Elmira Road.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None


                                                       PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         The Company's securities are traded in the over-the-counter market and listed on the National Association of Securities Dealers Automated Quotation SmallCap Market ("Nasdaq").

         The following tables set forth for the last two fiscal years, the range of high and low last sales prices of CPI's Common Stock for the periods indicated, as reported by Nasdaq. Nasdaq prices represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

 Period                                       High                    Low
 ------                                       ----                    ----
 1997
 ----
 Quarter Ended March 31, 1997                 $2 3/4                  $2 3/8

 Quarter Ended June 30, 1997                  $2 13/16                $1 3/8

 Quarter Ended September 30, 1997             $3                      $1 5/16

 Quarter Ended December 31, 1997              $6                      $2 13/16

 1998
 ----
 Quarter Ended March 31, 1998                 $2 5/8                  $2 3/8

 Quarter Ended June 30, 1998                  $3 1/8                  $2 1/16

 Quarter Ended  September 30, 1998            $2 3/16                 $ 13/16

 Quarter Ended  December 31, 1998             $2                      $ 13/16

         On April 1, 1999, the closing sale price for the Company's Common Stock on the Nasdaq was $0.656.

Holders

         On April 1, 1999, there were 171 holders of record of the Company's Common Stock. The Company reasonably believes that there are in excess of 2,500 beneficial holders of its Common Stock.

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

Results of Operations

Year Ended December 31, 1998 as Compared to the Year Ended December 31, 1997

         The Company's revenue for the year ended December 31, 1998 ("1998") was $19,810,000 compared to $13,015,000 for the year ended December 31, 1997 ("1997"), representing an increase of $6,795,000, or 52%. This increase reflects an increase in sales by Kolar. Sales by CPI decreased by approximately $1,333,000 from 1997 to 1998 due to a temporary slowdown in military contract awards during the year, and the completion and termination of various commercial programs.

         Gross loss for 1998 was $4,953,000 compared to gross profit of $3,807,000 for 1997, representing a decrease of $8,760,000. Gross profit as a percentage of revenues for 1998 was negative, compared to 29% for 1997. This decrease in gross profit percentage was attributable to the termination of the MD-90 program in 1998 resulting in a write-off of approximately $11,850,000.

         Selling, general and administrative expenses for 1998 were $4,423,000 compared to $2,016,000 for 1997, representing an increase of $2,407,000, or 119%. This increase is primarily attributable to a full year of charges related to the acquisition of Kolar, such as amortization of goodwill and loan commitment fees. Selling, general and administrative expenses as a percentage of revenue for 1998 and 1997 were 22% and 15%, respectively. Interest expense for 1998 was $1,264,000, compared to $306,000 for 1997, representing an increase of $958,000 or 313%. The increase is attributable to a full year of interest payments, related to the substantial increase of debt during 1997, primarily from the Company's purchase of Kolar, Inc.

         The net loss for 1998 was $6,796,000 compared to net income of $949,000 for 1997, representing a decrease of $7,745,000. Basic loss per share was $0.86 on 7,941,773 average shares outstanding, compared to basic earnings per share of $0.14 on 6,582,479 average shares outstanding for fiscal 1997, and diluted earnings per share of $0.12 in 1997 on 7,645,603 weighted average shares outstanding.

Liquidity and Capital Resources

General

         The Company has financed its working capital requirements during the past two years through proceeds received from the exercise of warrants and from operations. A large portion of the Company's cash has been used for costs incurred on various commercial contracts that are in process. These costs are components of "Costs and estimated earnings in excess of billings on uncompleted contracts" and represents the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms. CPI's continued requirement to incur significant costs, in advance of receipt of associated cash for commercial contracts has caused an increase in the gap between aggregate costs and earnings and the related billings to date.

         Net cash provided by operating activities for 1998 was $8,000, as compared to net cash used in operating activities of $1,386,000 for 1997. This increase in cash was primarily attributable to depreciation and amortization of $1,395,000, an increase in non-cash consulting fees of $35,000, a decrease in accounts receivable of $131,000, and a decrease in costs and estimated earnings in excess of billings of $9,818,000, offset by net loss of $6,796,000, a decrease in deferred income taxes of $1,454,000, an increase in tax refund receivable of $516,000, an increase in inventory of $121,000, an increase in other assets of $30,000, a decrease in accounts payable and accrued expenses of $200,000, and a decrease in income taxes payable of $543,000.

         Net cash used in financing activities was $1,377,000 in 1998, as compared to net cash provided by financing activities of $12,772,000 in 1997. The Company repaid long term debt of $1,798,000 in 1998, as compared to $10,000 in 1997. The Company received $45,000 from the exercise of stock options and warrants in 1998, as compared to the receipt of $2,414,000 in 1997. Net cash used in investing activities of $79,000 for 1998 and $10,254,000 for 1997 resulted from the Company's purchase of property and equipment in 1998, and the purchase of Kolar in 1997.

         As a result of the foregoing, the Company's cash at December 31, 1998 decreased by $1,448,000 from the prior year to $584,000. The Company believes it will have sufficient cash flow for 1999 to satisfy its cash requirements.


Financing Arrangements

         The Company has an agreement with The Chase Manhattan Bank and Mellon Bank providing a line of credit through June 30, 1999, which will be used for working capital and other corporate purposes as needed. The Company has available up to $1,000,000 under the line of credit, subject to limits based on amounts of accounts receivable and inventory, as defined. Interest is at the bank's prime rate plus 1%. The line of credit is secured by substantially all assets of the Company. As of December 31, 1998, there was an outstanding balance of $375,000 on this line of credit.

         On October 9, 1997, the Company incurred significant indebtedness in connection with the acquisition of Kolar Machine, Inc. The Company entered into a term loan agreement with The Chase Manhattan Bank and Mellon Bank in the amount of $9,400,000. This loan was payable in quarterly installments of $587,000, plus monthly interest at the Bank's published prime rate plus 1.5%, maturing December 31, 2001. This loan is collateralized by all of the assets of the Company and its subsidiary. The Company also entered into a mortgage loan agreement with The Chase Manhattan Bank in the amount of $975,000. This loan is payable in monthly installments of $9,487, including interest at 8.3%, maturing October 31, 2007. This loan is collateralized by Kolar's land and building. Additionally, the Company entered into a subordinated note agreement with the seller of Kolar in the amount of $4,000,000. Interest only is payable monthly at 8%, maturing December 31, 2001. This note is currently convertible into 1,000,000 shares of CPI common stock.

         In December 1998 the Company re-structured its term loan agreement with the Chase and Mellon banks. Under the new arrangement, the principal payment due in December 1998 was deferred and will be amortized evenly through December 31, 2001. Loan payments are now payable monthly, at the rate of $120,000 per month through December 31, 1999. Commencing January 2000, the amortization will increase to $200,000 per month, and will increase to $317,000 per month commencing January 2001. Additionally, the seller of Kolar has deferred the Company's payment of interest to him for thirteen months, beginning with the December 1998 payment. This deferred interest will accrue and become payable upon maturity of the seller's note. Interest payments will begin again in January 2000.

Year 2000 Problem

         The Company has been evaluating the potential impact of the situation commonly referred to as the "Year 2000" ("Y2K") issue. The Y2K issue results from the problem with older computer software programs that only recognize the last two digits of the year in any date (e.g., "98"for "1998"). These programs were designed and developed without considering the impact of the upcoming change in the century. If the software is not reprogrammed or replaced, many computer appliations could fail or create erroneous results at the Year 2000. Since much of the Company's internal information technology has been fairly recently developed, the Company does not anticipate it will face significant issues of non-compliance.

         Potential impacts of Y2K non-compliance to the Company may arise from software, computer hardware, and other equipment outside the Company's ownership yet with which the Company interfaces either electronically or operationally. The Company has contacted its major suppliers and customers to determine the state of their assessment and remediation of any Y2K issues they face. The Company has been advised by substantially all of such third parties that they believe they are Y2K compliant. Notwithstanding the foregoing, approximately 50% of the Company's revenues are derived from contracts with agencies or instrumentalities of the United States government ("Government Agencies"). The Company has not been able to determine whether these Government Agencies are Y2K compliant. If these Government Agencies do not become Y2K compliant, the financial condition and operation of the Company would be materially and adversely impacted. The Company has not yet developed a contingency plan in the event of such non-compliance.

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


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:

         Name                 Age                  Position

Arthur August                 64             Chairman of the Board of Directors,
                                              President, Chief Executive
                                              Officer and Director

Edward J. Fred (1)(2)(3)      40             Vice President,
                                              Chief  Financial Officer,
                                              Secretary and Director

Walter Paulick (1)(2)         52             Director

Kenneth McSweeney (1)(2)      67             Director


(1) Member of Compensation Committee.

(2) Member of Audit Committee.

(3) Named as Director in December 1998 to replace Theodore J. Martines, who retired on December 31, 1998.

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

         Edward J. Fred was appointed to be Secretary and a director of the Company effective December 31, 1998. Mr. Fred was appointed to the position of Vice President on December 15, 1998. He was Controller of the Company from February 1995 to April 1998, when he was appointed as Chief Financial Officer. For approximately ten years prior to joining the Company, Mr. Fred served in various positions for the international division of Grumman, where he last held the position of Controller.

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

         All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors currently receive no cash compensation for serving on the Board of Directors. Directors are reimbursed for reasonable expenses incurred in attending meetings. Officers are elected annually by the Board of Directors and serve at the discretion of the Board subject to the terms of their respective employment agreements.

Compliance with 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the fiscal year ended December 31, 1998, all filing requirements applicable to its Officers, Directors and greater than ten percent beneficial owners were complied with.

Item 10. EXECUTIVE COMPENSATION


         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company, during the fiscal years ended December 31, 1998, 1997 and 1996, by the Company's Chief Executive Officer and the Company's other executive officers whose total compensation exceeded $100,000.


                                                  SUMMARY COMPENSATION TABLE
                                                  --------------------------
                                           Annual Compensation           Long Term Compensation
                                           -------------------           ----------------------
                                                                               Securities
Name and                                                                       Underlying
Principal Position             Year       Salary($)         Bonus($)          Options (#)
---------------------         -------     ----------        --------          ------------
Arthur August,                  1998        $321,102              -0-           100,000
Chief Executive                 1997        $294,730          $22,500           200,000
Officer and President           1996        $271,148          $12,611               -0-

Theodore J. Martines,           1998        $185,807              -0-            75,000
Executive Vice                  1997        $172,145          $ 9,000           115,000
President and Director          1996        $164,211          $ 5,044               -0-

Daniel Ligouri                  1998        $160,470              -0-               -0-
President - Kolar               1997     (1) $31,375              -0-               -0-
                                1996             -0-              -0-               -0-

(1) Compensation is for the period subsequent to the October 9, 1997 closing of the Company's acquisition Kolar, Machine, Inc. pursuant to his employment contract. See Executive compensation - Employment Agreements.

                        OPTION GRANTS IN LAST FISCAL YEAR

                          Number of           Percent of
                          Securities          Options
                          Underlying          Granted to           Exercise
                          Options             Employees in         Price                  Expiration
                          Granted(#)(1)       Fiscal Year(2)       ($/SH)                 Date
                          -------------       ---------------    --------------           ----------
Arthur August               100,000              28.2%                 $2.30                6/05/03

Theodore J. Martines         75,000              21.1%                 $2.09                6/05/08


(1) Stock options granted under the Company's 1992 Employee Stock Option Plan (the "1992 Plan"), 1995 Employee Stock Option Plan (the "1995 Plan") and the 1998 Performance Equity Plan (the "1998 Plan") are intended to qualify as incentive stock options ("ISO's") under Section 422 of the Internal Revenue Code of 1986, as amended. Under the terms of the 1992 Plan, the 1995 Plan and the 1998 Plan, ISO's may be granted to officers and other key employees of the Company for a maximum term of 10 years. The price per share of an ISO may not be less than the fair market value of the Company's shares on the date the ISO is granted. However, ISO's granted to persons owning more than 10% of the Company's Common Stock may not have a term in excess of five years and may not have an option price of less than 110% of the fair market value per share of the Company's shares on the date the ISO is granted. The maximum number of ISO's is limited to such number so that the aggregate fair market value, determined as of the date the ISO's are granted, of the shares of Common Stock with respect to which ISO's are exercisable for the first time during any calendar year shall not exceed $100,000. Any options granted in excess of the $100,000 limitation would not qualify as ISO's under the Internal Revenue Code.

(2) The Company granted a total of 355,000 options to employees in the fiscal year ended December 31, 1998.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                FYE OPTION VALUES

                                                              Number of Unexercised       Value of Unexercised
                                                                Options at FYE(#)      In-The-Money Options at FYE
                          Shares Acquired       Value             Exercisable/               ($)Exercisable/
Name                      on Exercise (#)      Realized         Unexercisable (1)             Unexercisable
----------------          ---------------      --------         -----------------             -------------
Arthur August                    -0-               -0-           250,000/100,000                     -0-

Theodore J. Martines             -0-               -0-           163,500/66,500                      -0-

On December 31, 1998, the last reported sales price of the Company's Common Stock on the Nasdaq SmallCap Market was $1.188.

          The Company has no long-term incentive plan awards.

Directors' Compensation

Currently, Directors are not compensated for serving on the Board of Directors although they are reimbursed reasonable expenses they incur in attending meetings. The Company's two non-officer directors have each received stock options from the Company. Mr. Paulick received options to purchase 5,000 shares of Common Stock in each of 1996, 1997 and 1998. Mr. McSweeney received options to purchase 5,000 shares of Common Stock in 1998. See "Stock Options" below.

Employment Agreements

Messrs. August and Fred are employed by the Company as Chairman of the Board, President and Chief Executive Officer, and Vice President, Chief Financial Officer and Secretary, respectively, pursuant to employment agreements which expire on December 31, 2001. The employment agreements provide Messrs. August and Fred with annual base salaries of $300,000, and $100,000, respectively, during the term of their contracts. Pursuant to his employment agreement, Mr. August is entitled to receive an annual bonus equal to 4% of the Company's net income for the years ending December 31, 1999, 2000 and 2001.

The agreements with Messrs. August and Fred provide that during the term of employment with the Company, and for a period of one-year thereafter, the employees will not compete with the Company or engage in any activities that would interfere with the performance of their duties as employees of the Company. The agreements provide that the Company will maintain hospital and health insurance benefits for the employee following retirement.

The Company employed Mr. Theodore Martines as its Executive Vice president from December 1984 through his retirement in December 1998. Pursuant to his agreement with the Company, Mr. Martines received an annual base salary of $185,807 and $172,145 in 1998 and 1997, respectively.

Daniel Liguori is employed as President of Kolar pursuant to an employment agreement which expires on October 9, 2000 unless extended, at Mr. Ligouri's election, for an additional three years. The employment agreement provides Mr. Liguori with an annual base salary of $168,000 and provides that during the term of employment with Kolar, and for a period of five years thereafter, Mr. Liguori will not compete with Kolar.

Employee Benefit Plans

On February 1, 1991, the Company adopted a Qualified Sick Pay Plan (the "QSP Plan") which covers full-time executive officers and managers. The QSP Plan provides covered employees with income during periods of disability due to sickness or injury and is funded through the purchase of disability income insurance policies.

On September 11, 1996, the Company instituted a fully-qualified 401(k) Employees Savings Plan. The plan is totally voluntary and employee contributions to the plan commenced on October 1, 1996. The Company has the option to make voluntary matching and profit-sharing contributions to the account of its employees.

Stock Options

1998 Performance Equity Plan

The 1998 Performance Equity Plan ("1998 Plan") authorizes the grant of 1,000,000 options, of which options to purchase an aggregate of 180,000 shares of Common Stock have been granted, at exercise prices ranging from $2.09 to $2.30 per share, to certain employees and executive officers of the Company. These include five year options to purchase 100,000 shares of Common Stock granted to Arthur August, Chairman of the Board of Directors, Chief Executive Officer and President at an exercise price of $2.30 per share; ten-year options to purchase 40,000 shares of Common Stock to Edward J. Fred, Vice President, Chief Financial Officer, and Secretary at an exercise price of

$2.09 per share, and ten-year options to one non-executive officer to purchase 40,000 shares of Common Stock. As of April 1, 1999, options to purchase 820,000 additional shares remain eligible for the grant of options.


1995 Employee Stock Option Plan

The 1995 Employee Stock Option Plan (the "1995 Option Plan"), authorizes the grant of 600,000 options, of which options to purchase 493,400 shares of Common Stock have been granted at exercise prices ranging from $1.06 to $3.00 per share, to certain employees, executive officers, and directors of the Company including: five-year options to purchase an aggregate of 250,000 shares of Common Stock granted to Arthur August, Chairman of the Board of Directors, Chief Executive Officer and President at exercise prices ranging from $1.44 to $2.27 per share; five year options to purchase 10,000 shares of Common Stock to Edward
J. Fred, Chief Financial Officer; five-year options to purchase an aggregate of 159,000 shares of Common Stock to Stanley Wunderlich, a former Director; five year options to purchase 15,000 shares of Common Stock to Walter Paulick, a Director, five year options to purchase 5,000 shares of Common Stock to Kenneth McSweeney, a Director, and five-year options to fourteen non-executive officer employees to purchase an aggregate of 153,400 shares of Common Stock. As of April 1, 1999, options to purchase 40,000 additional shares remain eligible for the grant of options.

1992 Employee Stock Option Plan

The 1992 Employee Stock Option Plan (the "1992 Plan") authorizes the grant of 250,000 options, of which options to purchase 79,000 shares have been granted at exercise prices ranging from $1.31 to $3.00 per share to certain employees, executive officers and directors ofo ther Company including: 10,000 shares held by Walter Paulick, a director, exercisable at $1.00 per share, and 5,000 shares exercisable at $2.00 per share.; 10,000 shares held by Edward Fred, Chief Financial Officer and director, exercisable at $1.31 per share. As of April 1, 1999, options to purchase 122,836 shares remain eligible for the grant of options.

Other Options

In October 1994, the Company granted an option to purchase 10,000 shares at $3.00 per share (as amended) to a consultant. On January 26, 1995, the Company granted an option to purchase 120,000 shares of Common Stock at $3.00 per share to Rickel and Associates, in consideration of business consulting services to be performed for the Company. This option was canceled in April 1996, because of Rickel & Associates' non-performance and is the subject of a lawsuit. See "Item
3. Legal Proceedings." An option to purchase 20,000 shares of Common Stock was issued to the Company's former counsel in April 1995 exercisable at $2.00 per share.

In April 1998, the Company issued 100,000 warrants to Gaines, Berland Inc. as compensation for acting as the Company's investment banker, pursuant to a consulting agreement. These warrants entitle the investment banker to purchase 100,000 shares of common stock at an exercise price of $2.50 during the five-year period commencing April 1, 1998.


Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date hereof, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) the Chief Executive Officer and the Company's other executive officers whose total compensation exceeded $100,000 and (iv) all directors and executive officers as a group:

Name and Address                Shares                     Percent of
of Beneficial Owner       Beneficially Owned(1)           Common Stock(2)
--------------------      ---------------------          -----------------
Arthur August (3)          1,170,000   (5)                     14.3%

Edward J. Fred(3)             70,000   (6)                       *

Walter Paulick(3)             30,000   (7)                       *

Kenneth McSweeney(3)           5,000   (8)                       *

Daniel Liguori (4)         1,000,000   (9)                      11.2%

All Directors and          2,275,000   (10)                     24.4%
Executive Officers
as a group (five persons)


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

(3) The business address of such person is care of the Company, 200A Executive Drive, Edgewood, New York 11717.

(4) The business address of such person is care of Kolar, Inc., 407 Cliff Street, Ithaca, New York 14850.

(5) Includes 250,000 shares of Common Stock which Mr. August has the right to acquire upon exercise of options granted pursuant to the 1995 Plan and 1998 Plan. Excludes an aggregate of 120,000 shares of Common Stock owned by Mr. August's children or held in trust for Mr. August's grandchildren, and 9,000 shares of Common Stock owned by Mr. August's wife, all of which shares Mr. August disclaims beneficial ownership, and 100,000 shares of Common Stock underlying options not currently exercisable.

(6) Represents 70,000 shares of Common Stock which Mr. Fred has the right to acquire upon exercise of options granted pursuant to the 1995 and 1998 Plan.

(7) Represents 30,000 shares of Common Stock which Mr. Paulick has the right to acquire within 60 days upon exercise of options granted pursuant to the Company's 1992 Employee Stock Option Plan and 1995 Employee Stock Option Plan.

(8) Includes 5,000 shares of Common Stock which Mr. McSweeney has the right to acquire upon exercise of stock options granted pursuant to the 1995 Plan.

(9) Includes 1,000,000 shares of Common Stock which Mr. Liguori has the right to acquire by converting the promissory note he received in connection with the Company's purchase of Kolar Machine, Inc.

(10) Includes an aggregate of 1,355,000 shares of Common Stock which Messrs. August, Fred, Paulick, McSweeney and Liguori have the right to acquire upon exercise of outstanding options and conversion rights.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning employment agreements with, compensation of, and stock options granted to the Company's executive officers and directors, see "Item 10. Executive Compensation -- Employment Agreements; and Stock Options."

On January 1, 1996, the Company entered into a consulting agreement with Stanley Wunderlich. Mr. Wunderlich was a director of the Company from November 1995 until February 1, 1998, when he resigned from the Board of Directors. The agreement terminated by its own terms on December 31, 1997. The Company and Mr. Wunderlich entered into a new consulting agreement on January 1, 1998. This agreement terminates on December 31, 1999, unless sooner terminated on sixty days notice of either party. Pursuant to the agreement, Mr. Wunderlich provides the Company with financial advisory consulting services including, but not limited to, assisting with financial public relations, arranging meetings with securities analysts and money managers, rendering advice with regard to changes in the capitalization or corporate structure of the Company, and advising the Company in connection with potential mergers or acquisitions. In consideration for these services, Mr. Wunderlich is compensated at the rate of $1,000 per month, including reasonable expenses. In addition, in January 1998, as further compensation for these consulting services, Mr. Wunderlich was granted 75,000 non-qualified stock options exercisable at a price of $2.50 per share for a period of five years.

Item 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits

3.1  Certificate of Incorporation of the Registrant, as amended.(1)

*3.1(a) Certificate of Amendment of Certificate of Incorporation filed on July 14, 1998.

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

10.3  1992 Stock Option Plan. (1)

10.4  1995 Employee Stock Option Plan (12).

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

10.15 Placement Agent Agreement dated May 10, 1996 between the Company and the Placement Agent. (9)

10.16 Financial Consulting Agreement dated April 3, 1996 between the Company and the Placement Agent. (9)

10.17 Financial Consulting Agreement dated September 11, 1996 between the Company and Andreas Zigouras.(10)

10.18 Line of Credit Agreement dated September 15, 1996 between the Company and The Chase Manhattan Bank.(10)

10.19 Asset Purchase Agreement, dated September 9, 1997 by and among Kolar Machine, Inc., a New York corporation, Daniel Liguori, Registrant and Kolar, Inc., a Delaware corporation and wholly-owned subsidiary of Registrant. (11)

10.20 Consulting Agreement dated January 1, 1998 between the Company and Stanley Wunderlich.

10.21 Credit Agreement dated as of October 9, 1997 among CPI Aerostructures, Inc., Kolar, Inc., as Borrower, the Several Lenders from Time to Time Parties Hereto and The Chase Manhattan Bank, as Administrative Agent ("Credit Agreement").

10.22 Employment Agreement between Kolar, Inc. and Daniel Liguori dated October 9, 1997.

10.23 Purchase Agreement dated as of November 10, 1997 between Kolar and Universal Instruments Corporation.

*10.24 First Amendment to the Credit Agreement dated February 12, 1999.

*10.25 Second Amendment to the Credit Agreement dated as of December 31, 1998.

*10.26 Employment Agreement between the Company and Arthur August dated December
      16, 1998.

*10.27 Employment Agreement between the Company and Edward Fred dated December
      16, 1998.

*10.28 1998 Performance Equity Plan.

11.1  Statement regarding computation of per share earnings.(2)

16.1  Letter on change in certifying accountant. (7)

21.1  Subsidiaries of the Registrant.

*23.1 Consent of Goldstein Golub Kessler & Company, LLP

*27.1 Financial Data Schedule

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

(12) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for December 31, 1995 and incorporated herein by reference.

(b)  Reports on Form 8-K

     None.

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



Independent Auditor's Report                                          F-1


Consolidated Financial Statements:

   Balance Sheet as of December 31, 1998                              F-2

   Statement of  Operations for the Years Ended December 31, 1998
    and 1997                                                          F-3

   Statement of Shareholders' Equity for the Years Ended
    December 31, 1998 and 1997                                        F-4

   Statement of Cash Flows for the Years Ended December 31, 1998
    and 1997                                                          F-5

   Notes to Consolidated Financial Statements                       F-6 - F-17

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
CPI Aerostructures, Inc.


We have audited the accompanying consolidated balance sheet of CPI Aerostructures, Inc. and Subsidiary as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI Aerostructures, Inc. and Subsidiary as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/ Goldstein Golub Kessler LLP
---------------------------------
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 5, 1999

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
December 31, 1998

ASSETS (Notes 7 and 10)

Current Assets:
  Cash and cash equivalents                                                                                $   584,296
  Accounts receivable                                                                                        1,689,207
  Income tax receivable                                                                                        516,000
  Costs and estimated earnings in excess of billings on uncompleted contracts                                3,105,924
  Inventory                                                                                                  2,438,415
  Deferred income taxes, net of valuation allowance of $2,304,000                                              919,000
  Prepaid expenses and other current assets                                                                    102,001
----------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                                   9,354,843

Property, Plant and Equipment, net                                                                           5,064,840

Goodwill                                                                                                     7,098,917

Other Assets                                                                                                   417,286

----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                                         $21,935,886
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                                        $  2,272,149
  Deferred income taxes                                                                                        260,000
  Accrued expenses                                                                                             351,104
  Line of credit                                                                                               375,000
  Current portion of long-term debt                                                                          1,475,075
----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                                              4,733,328

Long-term Debt                                                                                              11,092,239
----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                                     15,825,567
----------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Shareholders' Equity:
  Common stock - $.001 par value; authorized 50,000,000 shares,
   issued and outstanding 7,945,342 shares                                                                       7,945
  Additional paid-in capital                                                                                11,926,226
  Accumulated deficit                                                                                       (5,823,852)
----------------------------------------------------------------------------------------------------------------------
      Shareholders' equity                                                                                   6,110,319
----------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity                                                           $21,935,886
======================================================================================================================

                                  See Notes to Consolidated Financial Statements

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                           CONSOLIDATED STATEMENT OF  OPERATIONS
--------------------------------------------------------------------------------

Year ended December 31,                                                                      1998                 1997
----------------------------------------------------------------------------------------------------------------------
Revenue                                                                              $ 19,810,471          $13,015,393

Cost of sales                                                                          24,763,293            9,208,745
----------------------------------------------------------------------------------------------------------------------

Gross profit (loss)                                                                    (4,952,822)           3,806,648

Selling, general and administrative expenses                                            4,422,786            2,016,490

----------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                                          (9,375,608)           1,790,158
----------------------------------------------------------------------------------------------------------------------
Other (income) expense:
  Interest income                                                                         (11,344)             (42,090)
  Interest expense                                                                      1,263,868              306,446
  Other expense (income), net                                                            (122,207)              15,075

----------------------------------------------------------------------------------------------------------------------
Total other expenses, net                                                               1,130,317              279,431
----------------------------------------------------------------------------------------------------------------------

Income (loss) before provision (benefit) for income taxes                             (10,505,925)           1,510,727

Provision (benefit) for income taxes                                                   (1,940,000)             562,000

----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                   $  (8,565,925)       $     948,727
======================================================================================================================

Earnings (loss) per common share - basic                                        $           (1.08)       $         .14
======================================================================================================================

Earnings per common share - diluted                                                           -          $         .12
======================================================================================================================

Shares used in computing earnings per common share:
  Basic                                                                                7,941,773             6,582,479
  Diluted                                                                              -                     7,645,603
======================================================================================================================

                                  See Notes to Consolidated Financial Statements
                                                                             F-3

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

Years ended December 31, 1997 and 1998
----------------------------------------------------------------------------------------------------------------------
                                                                                          Retained
                                                                         Additional       Earnings           Total
                                          Common                           Paid-in      (Accumulated     Shareholders'
                                          Shares            Amount         Capital        Deficit)           Equity
----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                5,876,710         $5,877      $  9,146,628    $ 1,793,346        $10,945,851

Net income                                -                  -             -                948,727            948,727

Shares issued upon exercise
 of stock options                            69,100             69           120,647      -                    120,716

Shares issued  in conjunction
  with acquisition                          100,000            100           287,400      -                    287,500

Shares issued upon exercise of
 stock warrants                           1,856,845          1,857         2,291,290      -                  2,293,147
----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997              7,902,655          7,903        11,845,965      2,742,073         14,595,941

Net loss                                  -                  -             -             (8,565,925)        (8,565,925)

Warrants issued in conjunction
 with consulting agreement                -                  -                35,066      -                     35,066

Shares issued upon exercise
 of stock warrants                           42,687             42            45,195      -                     45,237
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998              7,945,342         $7,945       $11,926,226    $(5,823,852)      $  6,110,319
======================================================================================================================

                                  See Notes to Consolidated Financial Statements

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

Year ended December 31,                                                                        1998               1997
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                                     $(8,565,925)    $      948,727
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                                                         1,394,923            400,602
    Noncash consulting fees                                                                  35,066          -
    Deferred income taxes                                                                (1,454,000)            19,000
    Loss on sale of fixed assets                                                          -                     38,473
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                            131,071           (295,944)
      Increase in tax refund receivable                                                    (516,000)         -
      (Increase) decrease in costs and estimated earnings in excess of billings
       on uncompleted contracts                                                           9,817,845         (1,217,508)
      Increase in inventory                                                                (121,284)          (261,662)
      Decrease in prepaid expenses and other current assets                               -                     11,715
      (Increase) decrease in other assets                                                    29,752            (75,183)
      Decrease in accounts payable and accrued expenses                                    (200,105)        (1,497,393)
      Increase (decrease) in income taxes payable                                          (543,000)           543,000
----------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) operating activities                                  8,343         (1,386,173)
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                                 (78,892)           (89,878)
  Proceeds from sale of fixed assets                                                      -                      6,295
  Cash paid for acquisition, net of cash acquired                                         -                (10,170,064)
----------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                              (78,892)       (10,253,647)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from line of credit                                                              375,000          -
  Proceeds from issuance of notes payable                                                                   10,375,000
  Repayment of long-term debt                                                            (1,797,575)           (10,111)
  Principal payments under capital lease obligations                                                            (6,547)
  Proceeds from exercise of stock warrants                                                   45,237          2,293,147
  Proceeds from exercise of stock options                                                 -                    120,716
----------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                             (1,377,338)        12,772,205
----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                          (1,447,887)         1,132,385

Cash and cash equivalents at beginning of year                                            2,032,183            899,798
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                               $    584,296      $   2,032,183
======================================================================================================================
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                                            $ 1,237,201     $      306,000
======================================================================================================================
    Income taxes                                                                       $    560,819    $        40,000
======================================================================================================================

Supplemental schedule of noncash investing and financing activities:
  Stock issued in connection with acquisition                                             -             $      287,500
======================================================================================================================
  Notes payable issued in connection with acquisition                                     -              $   4,000,000
======================================================================================================================

                                  See Notes to Consolidated Financial Statements

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The Company consists of CPI Aerostructures, Inc. ("CPI") and Kolar, Inc. ("Kolar"), a wholly owned subsidiary formed in October 1997 (see Note 3), collectively the "Company."

     CPI's operations consist of the design and production of complex aerospace structural subassemblies under U.S. government and commercial contracts. The length of the Company's contracts varies but is typically between one and two years for U.S. government contracts and up to 10 years for commercial contracts.

     Kolar's principal business is the precision computer numerical control machining of metal products on a contract-order basis. The Company operates in and distributes from New York State.

     CPI's revenue is recognized based on the percentage of completion method of accounting for long-term contracts, measured by the percentage of total costs incurred to date to estimated total costs at completion for each contract. Contract costs include all direct material, labor costs, tooling and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Selling, general and administrative costs are charged to expense as incurred. Estimated losses on uncompleted contracts are recognized in the period in which such losses are determined. Changes in job performance may result in revisions to costs and income and are recognized in the period in which revisions are determined to be required. In accordance with industry practice, costs and estimated earnings in excess of billings on uncompleted contracts, included in the accompanying consolidated balance sheet, contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year. CPI's recorded revenue may be adjusted in later periods in the event that CPI's cost estimates prove to be inaccurate or a contract is terminated.

     Kolar's revenue is recognized when goods are shipped to customers.

     Inventory is stated at the lower of cost (first-in, first-out method) or market.

     In December 1998, based on information received from Rohr Industries, Inc. ("Rohr"), CPI recognized a termination of its contract to produce apron assemblies for the MD-90, and recorded a noncash charge to cost of sales amounting to approximately $11,850,000.

     In December 1997, based on information received from Rohr, CPI recognized a termination of its agreement to produce pan assemblies and spars for the Boeing 757, and recorded a noncash charge to cost of sales amounting to approximately $605,000.

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

     The Company has incurred approximately $549,000 of costs of obtaining debt, and has deferred such costs. These costs will be amortized over the life of the debt. The unamortized portion of these deferred financing costs, approximately $388,000 at December 31, 1998, are included in other assets.

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management. Actual results could differ from these estimates.

     In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company has elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock options issued to employees and, accordingly, does not recognize additional compensation cost as required by SFAS No.
     123. The Company, however, has provided the pro forma disclosures as if the Company had adopted the cost recognition requirements.

     In 1997, the Company adopted SFAS No. 128, Earnings per Share. Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 1,063,124 were used in the calculation of diluted earnings per common share in 1997. In 1998, diluted earnings per share is not presented as the result is antidilutive.

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. In February 1998, the FASB issued SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. The Company adopted these statements in 1998. SFAS No. 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS No. 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. SFAS No. 132 revises employer's disclosures about pensions and other postretirement benefit plans. Adoption of these statements has had no impact on the Company's consolidated financial position, results of operations or cash flows.


2.  PRIVATE PLACEMENT:

     On June 27, 1997, the Company announced it had increased the number of shares issuable upon exercise of the Company's Class B common stock purchase warrants issued in the Company's 1996 private placement (the "1996 Private Placement") from 1 to 1.33336 common shares effective as of June 27, 1997 through August 4, 1997. Seventy-nine of the eighty-two warrant holders exercised their warrants. The three warrant holders who did not exercise their warrants had the warrants redeemed for $.05 per warrant. The majority of the proceeds from these warrant exercises was used by the Company to help facilitate the acquisition of substantially all of the assets of Kolar Machine, Inc. ("KMI").

3.   ACQUISITION:

     On October 9, 1997, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of KMI, a privately owned precision machine and assembly manufacturer which services the electronics industry, including computer and microwave device manufacturers, as well as the materials handling, aerospace and banking industries for approximately $10,000,000 cash and a $4,000,000 note payable. Additionally, the Company incurred approximately $465,000 of costs in connection with this acquisition, which includes the land and buildings described in the next paragraph.

     Additionally, the Company acquired land and buildings owned by the sole shareholder (the "Seller") of KMI.

     This acquisition has been accounted for as a purchase. The fair values of assets acquired and liabilities assumed amounted to approximately $9,636,000 and $2,916,000, respectively, which resulted in an excess of cost over the fair value of the net assets acquired (goodwill), of approximately $7,745,000 which is being amortized over 15 years. The acquisition was financed through a $10,375,000 term loan payable jointly to The Chase Manhattan Bank and Mellon Bank, and a $4,000,000 note payable issued to the Seller. The operations of KMI are included in the consolidated financial statements from October 9, 1997, the date of acquisition. All intercompany accounts have been eliminated in consolidation.

     The Seller's note is convertible into 1,000,000 shares of the Company's common stock at the option of the Seller. The note may be converted at any time prior to the maturity date of the note. The conversion of this note has not been included in computing diluted earnings per share in 1997 as such conversion would be antidilutive.

     Additionally, the Company entered into a three-year employment agreement with the Seller to become the president of Kolar.

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The following pro forma information assumes that this acquisition occurred on January 1, 1997:

     Pro forma information (unaudited):

     Year ended December 31, 1997
-------------------------------------------------------------------------------

     Net sales                                                      $25,303,451
===============================================================================

     Net income                                                    $  1,688,376
===============================================================================

     Earnings per common share - basic                             $        .25
===============================================================================
     Earnings per common share - diluted                           $        .22
===============================================================================
     Shares used in computing earnings per common share:
      Basic                                                           6,657,479
===============================================================================
      Diluted                                                         7,720,603
===============================================================================


   4.  COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED
       CONTRACTS:

     At December 31, 1998, costs and estimated earnings in excess of billings on uncompleted contracts consist of:

                                      U.S.
                                   Government      Commercial         Total
-------------------------------------------------------------------------------
Costs incurred on uncompleted
 contracts                        $6,887,016      $20,566,914       $27,453,930
Estimated earnings                 1,578,270        4,954,810         6,533,080
-------------------------------------------------------------------------------
                                   8,465,286       25,521,724        33,987,010
Less billings to date              6,703,398       24,177,688        30,881,086
-------------------------------------------------------------------------------
Costs and estimated earnings
 in excess of billings on
 uncompleted contracts            $1,761,888      $ 1,344,036       $ 3,105,924
===============================================================================


     Unbilled costs and estimated earnings are billed in accordance with applicable contract terms. As of December 31, 1998, approximately $433,000 of the balances above are not expected to be collected within one year.


   5.  INVENTORY:     Inventory consists of the following:

Raw materials                                                       $   716,977
Work-in-progress                                                        525,459
Finished goods                                                        1,195,979
-------------------------------------------------------------------------------
                                                                     $2,438,415
===============================================================================

  6. PROPERTY, PLANT AND EQUIPMENT, plant and equipment, at cost, consists of the following:
                                                                    Estimated
December 31, 1998                                                   Useful Life
-------------------------------------------------------------------------------
Land                                             $   412,200
Machinery and equipment                            4,807,275      5 to 10 years
Building                                             887,800           39 years
Furniture and fixtures                                41,686            7 years
Automobiles and trucks                                93,015            5 years
Leasehold improvements                                66,791            3 years
-------------------------------------------------------------------------------
                                                   6,308,767
Less accumulated depreciation and amortization     1,243,927
-------------------------------------------------------------------------------
                                                  $5,064,840
===============================================================================

7.  LONG-TERM DEBT: Long-term debt consists of the following:

Note payable - bank (a)                                            $  7,637,500
Note payable - bank (b)                                                 929,814
Note payable - seller (c)                                             4,000,000
-------------------------------------------------------------------------------
                                                                     12,567,314
Less current maturities                                               1,475,075
-------------------------------------------------------------------------------
                                                                    $11,092,239
===============================================================================


(a) The note, as amended in December 1998, is payable to a commercial bank in monthly installments of $120,000 through December 31, 1999, $200,000 from January 2000 through December 2000, and $317,000 from January 2001 through December 2001, plus monthly interest at the bank's published prime rate (7.75% at December 31, 1998) plus 1.5%. This note is collateralized by all of the assets of the Company. The amended note provides that if certain conditions are not met by March 31, 1999, the Company will be subject to an additional $300,000 fee on this note.

(b) The note is payable to a commercial bank in monthly installments of $9,487, including interest at 8.3%, maturing October 31, 2007. This note is collateralized by Kolar's land and building.

(c) Note payable to the Seller bears interest at 8% per annum. The Seller has deferred the Company's payment of interest on this note until January 2000. The accrued interest through December 1999 will be payable upon maturity of the seller's note. Monthly interest payments will begin again in January 2000. This note matures December 31, 2001.

     Maturities of long-term debt are as follows:

     Year ending December 31,

         1999                                                   $  1,475,075
         2000                                                      2,441,385
         2001                                                      7,842,455
         2002                                                         48,031
         2003                                                         52,011
      Thereafter                                                     708,357
----------------------------------------------------------------------------
                                                                 $12,567,314
============================================================================

     At December 31, 1998, the carrying value of the Company's long-term debt approximated its estimated fair value based upon current borrowing rates for similar issues.


   8. COMMITMENTS:

     The Company leases office and warehouse facilities under a noncancelable operating lease expiring in March 2000.

     The aggregate future minimum rental commitment under this lease is as follows:

     Year ending December 31,

        1999                                                        $161,412
        2000                                                          40,353
----------------------------------------------------------------------------
                                                                    $201,765
============================================================================

     Total rental expense for the years ended December 31, 1998 and 1997 amounted to $164,578 and $157,280, respectively.

     The Company is required to pay additional expenses, as defined.

     The Company has employment agreements with three employees. The aggregate future commitment under these agreements are as follows:

     Year ending December 31,

        1999                                                     $   568,000
        2000                                                         526,000
        2001                                                         400,000
----------------------------------------------------------------------------
                                                                  $1,494,000
============================================================================

     These agreements include additional amounts based on bonuses that are calculated, as defined.

     The provision (benefit) for income taxes consists of the following:

     Year ended December 31,                      1998                   1997
    ---------------------------------------------------------------------------
     Current:
      Federal                                 $   (497,000)            $501,000
      State and local                               11,000               42,000
-------------------------------------------------------------------------------
                                                  (486,000)             543,000
-------------------------------------------------------------------------------
     Deferred:
      Federal                                   (1,309,000)              17,000
      State and local                             (145,000)               2,000
-------------------------------------------------------------------------------
                                                (1,454,000)              19,000
-------------------------------------------------------------------------------
                                               $(1,940,000)            $562,000
===============================================================================

     The difference between the income tax provision (benefit) computed at the federal statutory rate and the actual tax provision (benefit) is accounted for as follows:

                                                        1998             1997
-------------------------------------------------------------------------------
    Taxes (benefit) computed at the federal
     statutory rate                                 $(3,572,000)       $514,000
    State income taxes (benefit), including
     deferred, net of federal benefit                  (686,000)         30,000
    Other, including officers' life insurance and
     various permanent differences                       14,000          18,000
    Nonutilization of net operating loss
     carryforward                                     2,304,000           -
-------------------------------------------------------------------------------
                                                    $(1,940,000)       $562,000
===============================================================================

     The components of deferred income tax assets (liabilities) are as follows:

                                                    Current         Noncurrent
-------------------------------------------------------------------------------
    Long-term contracts                          $    47,000             -
    Property, plant and equipment                      -             $(260,000)
    Inventory                                        113,000             -
    Net operating loss carryforwards               3,063,000             -
    Valuation allowance                           (2,304,000)            -
-------------------------------------------------------------------------------
                                                 $   919,000         $(260,000)
===============================================================================

     As of December 31, 1998, the Company had net operating loss carryforwards of approximately $7,715,000 for federal income tax purposes expiring in 2013.


10.  LINE OF CREDIT:

     The Company has a $1,000,000 line of credit agreement, expiring June 30, 1999, with The Chase Manhattan Bank and Mellon Bank for working capital and other corporate purposes as needed. Borrowings are subject to limits based on amounts of accounts receivable and inventory, as defined. Interest is at the banks' prime rate (7.75% at December 31, 1998) plus 1%. The line of credit is collateralized by substantially all assets of the Company.


11.  EMPLOYEE STOCK OPTION PLANS

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

     In 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan"), for which 1,000,000 common shares are reserved for issuance. The 1998 Plan provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company. The options' exercise price is equal to the closing price of the Company's shares on the day of issuance, except for incentive stock options granted to the Company's president, which are exercisable at 110% of the closing price of the Company's shares on the date of issuance.

     The Company has 7,836 options available for future grant under the 1992 Plan, no options available for grant under the 1995 Plan, and 745,000 options available for grant under the 1998 Plan.

     If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been adjusted to the pro forma amounts indicated in the table below:

                                       As Reported              Pro Forma
                                   1998           1997      1998          1997
------------------------------------------------------------------------------

    Net income (loss)            $(8,565,925)   $948,727  $(8,733,702) $803,019
===============================================================================

   Earnings (loss) per share:
    Basic                        $     (1.08)   $    .14  $     (1.10) $    .12
    Diluted                            -             .12        -           .10
===============================================================================

     A summary of the status of the Company's three stock option plans as of December 31, 1998 and 1997 and changes during those years are as follows:

                                              1998                    1997
-------------------------------------------------------------------------------
                                             Weighted-                Weighted-
                                              Average                  Average
                                             Exercise                 Exercise
    Fixed Options                 Options     Price       Options       Price
-------------------------------------------------------------------------------
    Outstanding at beginning
     of year                      627,400     $1.84       333,835       $2.07
    Granted during year           355,000      2.24       487,500        1.97
    Exercised                       -           -         (69,100)       1.75
    Forfeited                       -           -        (124,835)       3.00
-------------------------------------------------------------------------------
    Outstanding at end of year    982,400     $1.99       627,400       $1.84
===============================================================================

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:

                                                   Weighted-
                                   Number           Average
                                Outstanding        Remaining
      Range of                      and            Contractual         Exercise
    Exercise Price              Exercisable           Life               Price
------------------------------------------------------------------------------
    $1.00 - $3.00                 982,400          3.85 years            $1.99
==============================================================================

     The Company's assumptions used to calculate the fair values of options issued were (i) risk-free interest rate of 5.25%, (ii) expected life of five years, (iii) expected volatility of 174.71% and (iv) expected dividends of zero.

12.   WARRANTS AND OPTIONS:

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

     The Company's Placement Agent also received a warrant ("Placement Agent's Warrant") in June 1996. The Placement Agent's Warrant entitles the Placement Agent to purchase up to 8.2 units, each consisting of 25,000 shares of common stock and warrants to purchase 12,500 common shares, at an exercise price of $1.00 during the five-year period commencing June 19, 1996. The Placement Agent, pursuant to a consulting agreement, provided financial consulting services for two years, starting March 5, 1996 at a rate of $3,000 per month. In August 1997, the Placement Agent exercised all of its Placement Agent's Warrants to help facilitate the acquisition described in Note 3.

     In September 1996, the Company issued options to purchase 10,000 shares of common stock to two directors at an exercise price of $2.00 per share of common stock. These options expire in 2001.

     In February 1997, the Company issued options to purchase 10,000 shares of common stock to two directors at an exercise price of $2.06 per share of common stock. These options expire in 2002.

     In January 1998, the Company issued options to purchase 75,000 shares of common stock to a consultant, who was also a director, at an exercise price of $2.50 per share of common stock. In February 1998, the Company issued options to purchase 10,000 shares of common stock to two directors at an exercise price of $2.31 per share of common stock. These options expire in 2003.

     In March 1998, the Company issued 100,000 warrants to Gaines Berland, Inc. as compensation for acting as the Company's investment banker, pursuant to a consulting agreement. These warrants entitle the investment banker to purchase 100,000 shares of common stock at an exercise price of $2.50 during the five-year period commencing April 1, 1998.


13.  MD-90 CONTRACT:

     In March 1991, CPI entered into an agreement with Rohr, pursuant to which the Company agreed to provide Rohr with apron assemblies and related components in connection with production of the then proposed McDonnell Douglas MD-90 jet aircraft. During the year ended December 31, 1998, approximately 23% of the Company's revenue was derived from this program, as compared with 24% in 1997.

     In 1997, the Boeing Company acquired the McDonnell Douglas Corporation. Boeing announced that it planned to terminate the MD-90 program unless it received sufficient additional orders for such aircraft.

     In December 1998, based on information received from Rohr, the Company recognized a termination of this contract. This termination resulted in the Company writing off approximately $11,850,000 of previously recorded revenue. The effect of this write-off is included in cost of sales in 1998.


14.  EMPLOYEE BENEFIT PLANS:

     On September 11, 1996, CPI's board of directors instituted a defined contribution plan under Section 401(k) of the Internal Revenue Code (the "Code"). On October 1, 1998, the Company amended and standardized both the CPI and Kolar plans as required by the Code. Pursuant to the amended plan, qualified employees may contribute a percentage of their pre-tax eligible compensation to the Plan and the Company will match a percentage of each employee's contribution. Additionally, the Company has a profit-sharing plan covering all eligible employees. Contributions by the Company are at the discretion of management. The amount of contributions recorded by the Company in 1998 and 1997 amounted to $116,355 and $49,252, respectively.


15.  CONTINGENCIES:

     From time to time the Company is subject to routine litigation incidental to its business. The Company believes that the settlement of any pending legal proceedings will not have a material adverse effect on the Company's financial condition.


16.  SEGMENT INFORMATION:

     The Company's operations are classified into two business segments: production of complex aerospace structural subassemblies ("Aerospace") and computer numerical control machining of metal products ("Machining").

     Summarized financial information by business segment for 1998 and 1997 are as follows:

     December 31,                                 1998                  1997
-------------------------------------------------------------------------------
     Net sales:
      Aerospace                               $  8,492,753         $  9,825,309
      Machining                                 11,317,718            3,190,084
-------------------------------------------------------------------------------
                                              $ 19,810,471          $13,015,393
===============================================================================

    Operating income (loss):
     Aerospace                                $(10,174,230)        $  1,453,103
     Machining                                     798,622              337,055
-------------------------------------------------------------------------------
                                              $ (9,375,608)        $  1,790,158
===============================================================================

    Total assets:
     Aerospace                                $  5,897,982             -
     Machining                                  16,037,904             -
-------------------------------------------------------------------------------
                                              $ 21,935,886             -
===============================================================================

   December 31,                                   1998                 1997
-------------------------------------------------------------------------------

   Depreciation and amortization:
    Aerospace                                     $664,879            $  69,069
    Machining                                       83,746              331,533
-------------------------------------------------------------------------------
                                                  $748,625             $400,602
===============================================================================

   Capital expenditures:
    Aerospace                                    $  42,512            $  77,537
    Machining                                       36,380               12,341
-------------------------------------------------------------------------------
                                                 $  78,892            $  89,878
===============================================================================


17.  MAJOR CUSTOMERS:

     Approximately 23% of the Company's sales in 1998 and 1997 were to Rohr. Approximately 17% and 43% of the Company's sales in 1998 and 1997, respectively, were to the U.S. Government. Approximately 40% and 19% of the Company's sales in 1998 and 1997, respectively, were to Universal Instruments Inc. ("Universal").

     At December 31, 1998, approximately 21% and 49% of accounts receivable were due from Universal and Rohr, respectively.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 15, 1999           CPI AEROSTRUCTURES, INC.


                                 By: /s/ Arthur August
                                    ------------------------
                                     Arthur August,
                                     President

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                 Title                            Date

/S/ Arthur August           Chairman of the Board,             April 15, 1999
------------------          President (Principal
Arthur August               Executive Officer)
                            and Director

/S/ Edward J. Fred          Vice  President                    April 15, 1999
------------------          (Principal
Edward J.Fred               Accounting and Financial
                            Officer) and Director

/S/ Walter Paulick          Director                           April 15, 1999
------------------
Walter Paulick

/S/ Kenneth McSweeney       Director                           April 15, 1999
----------------------
Kenneth McSweeney