Form 10QSB
period 1999-03-31
CPI AEROSTRUCTURES INC
filed 1999-05-12
CIK 889348

CPI AEROSTRUCTURES, INC.

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



  For the quarterly period                 Commission File Number 1-11398
  ended  March 31, 1999


                            CPI AEROSTRUCTURES, INC.
       (Exact Name of Small Business Issuer as Specified in its Character)



        New York                                         11-2520310
-----------------------------              ------------------------------------
(State or Other Jurisdiction               (IRS Employer Identification Number)
of Incorporation or Organization)


                    200A EXECUTIVE DRIVE, EDGEWOOD, NY 11717
                    (Address of Principal Executive Offices)



                         Telephone number (516) 586-5200
                 (Issuer's Telephone Number Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No |_|

The number of shares of common stock, par value $.001 per share, outstanding was 7,945,342 as of March 31, 1999.



                                                       INDEX
-------------------------------------------------------------------------------





Part I.  Financial Information:


       Item 1 - Consolidated Financial Statements:

       Balance Sheets as of  March 31, 1999(Unaudited) and                  3
           December 31, 1998

       Statements of Income for the Three Months ended March 31, 1999       4
           (Unaudited) and 1998 (Unaudited)

       Statements of Cash Flows for the Three Months ended March 31, 1999   5
           (Unaudited) and 1998 (Unaudited)

       Notes to Financial Statements (Unaudited)                            6

       Item 2 - Management's Discussion and Analysis of Financial           8
                Condition and Results of Operations

Part II.  Other

       Item 6 - Exhibits and Reports on Form 8-K                           10


       Signatures                                                          11

                                                        CPI AEROSTRUCTURES, INC.

                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                         March 31,        December 31,
                                                                                           1999             1998
                                                                                        (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                             $   104,377         $  584,296
  Accounts receivable                                                                     1,784,130          1,689,207
   Income tax receivable                                                                    516,000            516,000
  Costs and estimated earnings in excess of billings on uncompleted
      contracts (Note 2)                                                                  3,205,914          3,105,924
  Inventory                                                                               2,839,809          2,438,415
  Deferred income taxes net of valuation allowance of $2,304,000                            919,000            919,000
  Prepaid expenses and other current assets                                                 103,928            102,001
----------------------------------------------------------------------------------------------------------------------

      Total current assets                                                                9,473,158          9,354,843

Property, Plant and Equipment, net                                                        4,957,485          5,064,840
Goodwill                                                                                  6,969,835          7,098,917
Other Assets                                                                                384,948            417,286

----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                      $21,785,426        $21,935,886
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                     $  2,495,953       $  2,272,149
  Deferred income taxes                                                                     260,000            260,000
  Accrued expenses                                                                          193,741            351,104
  Line of credit                                                                            375,000            375,000
  Current portion of long term debt                                                       1,742,318          1,475,075
  Income taxes payable                                                                       35,000           ---
------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                           5,102,012          4,733,328

Long term debt                                                                           10,521,111         11,092,239

----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                  15,623,123         15,825,567
----------------------------------------------------------------------------------------------------------------------

Commitments

Shareholders' Equity:
  Common stock - $.001 par value; authorized 50,000,000 shares,
   7,945,342 issued and outstanding                                                           7,945              7,945
   Additional paid-in capital                                                            11,926,226         11,926,226
Accumulated deficit                                                                     (5,771,868)         (5,823,852)
-----------------------------------------------------------------------------------------------------------------------

      Shareholders' equity                                                                6,162,303          6,110,319
----------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity                                        $21,785,426        $21,935,886
======================================================================================================================

                                  See Notes to Consolidated Financial Statements

                                                        CPI AEROSTRUCTURES, INC.
                                               CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------


For the Three Months Ended March 31,                1999             1998
                                                         (Unaudited)
------------------------------------------------------------------------------

Revenue                                            $4,224,741     $5,115,975

Cost of sales                                       2,737,695      3,154,040
------------------------------------------------------------------------------

Gross profit                                        1,487,046      1,961,935

Selling, general and administrative expenses        1,155,779      1,052,329
------------------------------------------------------------------------------

Income from operations                                331,267        909,606
------------------------------------------------------------------------------

Other (income) expense:
  Interest/other income                               (37,200)       (40,480)
  Interest expense                                    281,483        340,185
------------------------------------------------------------------------------

Total other expenses, net                             244,283        299,705
------------------------------------------------------------------------------

Income before provision for income taxes               86,984         609,901

Provision for income taxes                             35,000         244,000
------------------------------------------------------------------------------

Net income                                         $   51,984       $ 365,901
==============================================================================

Earnings per common share - Basic                  $      .01       $    .05
------------------------------------------------------------------------------

Earnings per common share - Diluted                $      .01       $    .04
------------------------------------------------------------------------------

Shares used in computing earnings per Common share:
      Basic                                         7,945,342      7,930,865
      Diluted                                       7,945,342      8,426,890
==============================================================================



                                  See Notes to Consolidated Financial Statements

                                                        CPI AEROSTRUCTURES, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

For the Three Months Ended March 31,                                                         1999                1998
                                                                                                   (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                           $     51,984     $      365,901
  Adjustments to reconcile net income to net cash used in
   operating activities:
    Depreciation and amortization                                                           345,095            347,709
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                            (94,923)           127,473
      Increase in prepaid expenses and other current assets                                  (1,927)            (3,675)
      Increase in costs and estimated earnings in excess of billings on
       uncompleted contracts                                                                (99,990)          (322,025)
      Increase in inventory                                                                (401,394)          (459,261)
     (Decrease) increase in accounts payable                                                223,804           (315,158)
      Decrease in accrued expenses                                                         (157,363)          (183,575)
      (Decrease) increase in income taxes payable                                            35,000           (321,350)
-----------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                             (99,714)          (763,961)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

Purchase of property and equipment                                                          (77,753)           (27,549)
Proceeds from sale of fixed assets                                                            1,433              ---
-----------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                             (76,320)           (27,549)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of long-term debt                                                              (303,885)          (595,999)
  Proceeds from exercise of stock options/warrants                                           ---                45,237
-----------------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                                            (303,885)          (550,762)
-----------------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                                       (479,919)        (1,342,272)
Cash at beginning of period                                                                 584,296          2,032,183
-----------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                   $   104,377         $  689,911
=======================================================================================================================

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest                                                                            $   201,483        $   340,185
=======================================================================================================================
    Income taxes                                                                      $       4,500        $   560,350
=======================================================================================================================


                                  See Notes to Consolidated Financial Statements
                                                                               5



                                                         CPI AEROSTRUCTRES, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. Interim     The financial statements as of March 31, 1999 and for the three
   Financial   months ended March 31, 1999 and 1998 are unaudited, however, in
   Statements  the opinion of the management of the Company, these financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of operations for such interim periods are not necessarily indicative of the results to be obtained for a full year.



2. Costs and   Costs and estimated earnings in excess of billings on uncompleted
   Estimated   contracts:
   Earnings In
   Excess of
   Billings on
   Uncompleted
   Contracts

                                                                                    March 31, 1999
                              ----------------------------------------------------------------------------------------

                                                                        U.S.
                                                                     Government         Commercial           Total
                              ----------------------------------------------------------------------------------------
                              Costs incurred on uncompleted
                               contracts                              $7,598,658        $10,257,256        $17,855,914
                              Estimated earnings                       1,640,935          4,586,357          6,224,292
                              ----------------------------------------------------------------------------------------
                                                                       9,239,593         14,840,613         24,080,206
                              Less billings to date                    7,405,703         13,468,589         20,874,292

                              ----------------------------------------------------------------------------------------
                              Costs and estimated earnings
                               in excess of billings on
                               uncompleted contracts                  $1,833,890        $1,372,024         $3,205,914
                              ========================================================================================



                                                                                     December 31, 1998
                              ----------------------------------------------------------------------------------------

                                                                        U.S.
                                                                     Government         Commercial           Total
                              ----------------------------------------------------------------------------------------

                              Costs incurred on uncompleted
                               contracts                              $6,887,016        $20,566,914        $27,453,930
                              Estimated earnings                       1,578,270          4,954,810          6,533,080
                              ----------------------------------------------------------------------------------------

                                                                       8,465,286         25,521,724         33,987,010
                              Less billings to date                    6,703,398         24,177,688         30,881,086
                              ----------------------------------------------------------------------------------------
                              Costs and estimated earnings
                               in excess of billings on
                               uncompleted contracts                  $1,761,888       $  1,344,036       $  3,105,924
                              ========================================================================================

                                                        CPI AEROSTRUCTURES, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------


3. Earnings    Basic earnings per share calculations are computed by dividing
   Per Common  net income, by the SHARE: weighted average number of common
   Share:      shares outstanding.

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

Material Changes in Results of Operations

The Company's revenue for the three months ended March 31, 1999 was $4,224,741 compared to $5,115,975 for the same period last year, representing a decrease of $891,234, or 17%. This decrease is due largely to the termination of the MD-90 contract. For the year ended December 31, 1998, revenue related to that contract accounted for 23% of the Company's total.

Gross profit decreased by $474,889, or 24%, from the three months ended March 31, 1998 to the three months ended March 31, 1999. Gross profit as a percentage of revenue for the three months ended March 31, 1999 was 35% compared to 38% for the same period last year. These decreases are primarily attributable to the termination of the MD-90 contract. For the year ended December 31, 1998, gross profit related to that contract accounted for 44% of the Company's total.

Selling, general, and administrative expenses increased by $103,450 or 9%, from the three months ended March 31, 1998 to the three months ended March 31, 1999. This increase is primarily attributable to a reclassification of expenses from cost of sales to operating expenses. Interest expense decreased by $58,702 for the three months ended March 31, 1999, which is attributable to principal payments on the term loan during 1998.

The resulting net income for the three months ended March 31, 1999, was $51,984 compared to $365,901 for the same period last year. Basic earnings per share was $.01 on 7,945,342 average shares outstanding, compared to $.05 per share on 7,930,865 average shares outstanding for fiscal 1998. Diluted earnings per share decreased to $.01 per share compared to $0.04 per share in 1998 on 7,945,342 and 8,426,890 weighted average shares outstanding, respectively.

Material Changes in Financial Condition

At March 31, 1999 and December 31, 1998, the Company had working capital of $4,371,146 and $4,621,515, respectively, a decrease of $250,369. This decrease is primarily attributable to an increase in accounts payable of $223,804, an increase in accounts receivable of $94,923, an increase in current portion of long-term debt of $267,243 and a decrease in cash resulting from the Company making its principal payments on its term loan for the Kolar acquisition offset by an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $99,990, an increase in inventory of $401,394 and a decrease in accrued expenses of $157,363. The Company has financed its working capital requirements during the past two years through proceeds received from the exercise of warrants, a June 1996 Private Placement (the "1996 Placement") and from operations. A large portion of the Company's cash has been used for costs incurred on commercial and the numerous government contracts which do not allow progress payments that are in process. These costs are components of "Costs and estimated earnings in excess of billings on uncompleted contracts" and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms. The Company's continued requirement to incur significant costs, in advance of receipt of associated cash for commercial and government aircraft contracts, has caused an increase in the gap between aggregate costs and earnings and the related billings to date.



                                                                               8
                                                        CPI AEROSTRUCTURES, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------


Net cash used in operating activities for the three months ended March 31, 1999 was $99,714. This decrease in cash was primarily the result of an increase in costs and estimated earnings in excess of billing of $99,990, an increase in inventory of $401,394, an increase in accounts receivable of $99,423 and a decrease in accrued expenses of $157,363, offset by net income of $51,984, depreciation and amortization of $345,095, an increase in accounts payable of $223,804 and an increase in income taxes payable of $35,000.


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

                                                        CPI AEROSTRUCTURES, INC.
--------------------------------------------------------------------------------


ITEM 6.     Exhibits and Reports on Form 8-K


              a)  No Exhibits

              b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended March 31, 1999.

                                                        CPI AEROSTRUCTURES, INC.

--------------------------------------------------------------------------------


                                    SIGNATURE


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CPI AEROSTRUCTURES, INC.


Dated:    May 14, 1999
                                              By:  /S/ Arthur August
                                                   ------------------
                                                    Arthur August
                                                    President
                                                   (Principal Executive Officer)



Dated:    May 14, 1999                        By:  /S/ Edward J. Fred
                                                   ------------------
                                                   Edward J. Fred
                                                   Chief Financial Officer