Form 10QSB
period 1999-06-30
CPI AEROSTRUCTURES INC
filed 1999-08-16
CIK 889348

CPI AEROSTRUCTURES, INC.


-------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period          Commission File Number 1-11398
                 ended  June 30, 1999



                            CPI AEROSTRUCTURES, INC.
       (Exact Name of Small Business Issuer as Specified in its Character)





               New York                              11-2520310
        -------------------------------      ---------------------------------
       (State or Other Jurisdiction         (IRS Employer Identification Number)
       of Incorporation or Organization)


                    200A EXECUTIVE DRIVE, EDGEWOOD, NY 11717
                    (Address of Principal Executive Offices)



                         Telephone number (516) 586-5200
                 (Issuer's Telephone Number Including Area Code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No |_|


          The number of shares of common stock, par value $.001 per share, outstanding was 2,648,509 as of June 30, 1999.

                                                       CPI AEROSTRUCTURES, INC.

                                                                         INDEX
-------------------------------------------------------------------------------



Part I.  Financial Information:


       Item 1 - Consolidated Financial Statements:

       Balance Sheets as of June 30, 1999 (Unaudited) and                   3
           December 31, 1998

       Statements of Income for the Three and Six Months ended June 30,     4
           1999 (Unaudited) and 1998 (Unaudited)

       Statements of Cash Flows for the  Six Months ended  June 30, 1999    5
           (Unaudited) and 1998 (Unaudited)

       Notes to Financial Statements (Unaudited)                            6

       Item 2 - Management's Discussion and Analysis of                     8
           Financial Condition and Results of Operations

Part II.  Other


       Item 4 - Submission of matters to a vote of security holders        10


       Item 5 - Other information                                          10


       Item 6 - Exhibits and Reports on Form 8-K                           10


       Signatures                                                          11

                                                        CPI AEROSTRUCTURES, INC.


                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                          June 30,        December 31,
                                                                                           1999             1998
                                                                                        (Unaudited)
------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                             $   191,493         $  584,296
  Accounts receivable                                                                     2,283,125          1,689,207
  Income tax receivable                                                                     516,000            516,000
  Costs and estimated earnings in excess of billings on uncompleted
      contracts (Note 2)                                                                  3,536,618          3,105,924
  Inventory                                                                               2,326,698          2,438,415
  Deferred income taxes net of valuation allowance of $2,304,000                            919,000            919,000
  Prepaid expenses and other current assets                                                  77,670            102,001
----------------------------------------------------------------------------------------------------------------------

      Total current assets                                                                9,850,604          9,354,843

Property, Plant and Equipment, net                                                        4,792,270          5,064,840
Goodwill                                                                                  6,840,752          7,098,917
Other Assets                                                                                352,609            417,286

----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                      $21,836,235        $21,935,886
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                     $  2,033,235       $  2,272,149
  Deferred income taxes                                                                     260,000            260,000
  Accrued expenses                                                                          552,391            351,104
  Line of credit                                                                            575,000            375,000
  Notes payable - officers                                                                  130,000              ---
  Current portion of long term debt                                                       1,982,795          1,475,075
  Income taxes payable                                                                      104,703              ---

----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                           5,638,124          4,733,328

Long term debt                                                                            9,904,580         11,092,239

----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                  15,542,704         15,825,567
----------------------------------------------------------------------------------------------------------------------
Commitments

Shareholders' Equity:
  Common stock - $.001 par value; authorized 50,000,000 shares,
   2,648,509 issued and outstanding                                                           2,649              2,649
   Additional paid - in capital                                                          11,954,899         11,931,522
Accumulated deficit                                                                     (5,664,017)         (5,823,852)
----------------------------------------------------------------------------------------------------------------------

      Shareholders' equity                                                                6,293,531          6,110,319
----------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity                                        $21,836,235        $21,935,886
======================================================================================================================

                                  See Notes to Consolidated Financial Statements
                                                                              3

                                                        CPI AEROSTRUCTURES, INC.

                                               CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------


                                          For the Three Months Ended June 30,       For the Six Months Ended June 30,
                                                    1999                 1998                   1999             1998
                                                                                                    (Unaudited)
----------------------------------------------------------------------------------------------------------------------
Revenue                                            $ 5,218,441    $ 5,339,087           $ 9,443,182        $10,455,062

Cost of sales                                        3,686,861      3,515,273             6,766,965          6,861,455
----------------------------------------------------------------------------------------------------------------------

Gross profit                                         1,531,580      1,823,814             2,676,217          3,593,607

Selling, general and administrative expenses         1,210,906        877,683             2,024,276          1,737,870
----------------------------------------------------------------------------------------------------------------------

Income from operations                                 320,674        946,131             651,941            1,855,737
----------------------------------------------------------------------------------------------------------------------

Other (income) expense:
  Interest/other income                               (133,895)       (36,686)            (171,095)            (77,166)
  Interest expense                                     275,718        319,934              557,201             660,119
----------------------------------------------------------------------------------------------------------------------

Total other expenses, net                              141,823        283,248             386,106              582,953
----------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes               178,851        662,883             265,835            1,272,784

Provision for income taxes                              71,000        265,000             106,000              509,000
----------------------------------------------------------------------------------------------------------------------

Net income                                           $ 107,851      $ 397,883             $ 159,835          $ 763,784
======================================================================================================================

Earnings per common share - Basic                $         .04  $         .15            $      .06          $     .29
----------------------------------------------------------------------------------------------------------------------

Earnings per common share - Diluted              $         .04  $         .14          $        .06          $     .27
----------------------------------------------------------------------------------------------------------------------

Shares used in computing earnings per Common share:
      Basic                                          2,648,509      2,648,509            2,648,509           2,646,048
      Diluted                                        2,648,509      2,817,648            2,648,509           2,824,617

======================================================================================================================




                                 See Notes to Consolidated Financial Statements

                                                        CPI AEROSTRUCTURES, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

For the Six Months Ended June 30,                                                              1999               1998
----------------------------------------------------------------------------------------------------------------------
                                                                                                     (Unaudited)
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                              $ 159,835         $  763,784
  Adjustments to reconcile net income to net cash used in
   operating activities:
    Depreciation and amortization                                                           713,764            927,987
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                           (593,918)           428,978
      (Increase) decrease in prepaid expenses and other current assets                       24,331            (10,606)
      Increase in costs and estimated earnings in excess of billings on
       uncompleted contracts                                                               (430,694)        (1,199,303)
      (Increase) decrease in inventory                                                      111,717           (475,238)
      (Increase) in other assets                                                           ---                (174,735)
      (Decrease) increase in accounts payable                                              (238,914)          (288,193)
      (Decrease) increase in accrued expenses                                               201,287           (330,802)
      (Decrease) increase in income taxes payable                                           104,703            (56,350)
----------------------------------------------------------------------------------------------------------------------
          Net cash provided (used) in operating activities                                   52,111           (414,478)
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

Purchase of property and equipment                                                         (106,158)           (43,446)
Proceeds from sale of fixed assets                                                           11,183                ---
----------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                             (94,975)           (43,446)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of long-term debt                                                              (679,939)        (1,192,175)
  Proceeds from officers notes                                                              130,000             ---
  Proceeds from line of credit                                                              200,000             ---
  Proceeds from exercise of stock options/warrants                                            ---               45,237
-----------------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                                            (349,939)        (1,146,938)
----------------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                                       (392,803)        (1,604,862)
Cash at beginning of period                                                                 584,296          2,032,183
----------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                   $   191,493        $   427,321
======================================================================================================================

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest                                                                            $   368,530        $   660,119
======================================================================================================================
    Income taxes                                                                        $     5,797        $    ---
======================================================================================================================






                                  See Notes to Consolidated Financial Statements

                                                        CPI AEROSTRUCTURES, INC.

                           OTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

 1.  INTERIM        The financial statements as of June 30, 1999 and for the six
     FINANCIAL      months ended June 30, 1999 and 1998 are unaudited, however,
     STATEMENTS     in the opinion of the management of the Company, these
                    financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of operations for such interim periods are not necessarily indicative of the results to be obtained for a full year.

                    Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

 2.  COSTS AND      Costs and estimated earnings in excess of billings on
     ESTIMATED      uncompleted contracts consist of:
     EARNINGS IN
     BILLINGS ON
     UNCOMPLETED
     CONTRACTS

                              ----------------------------------------------------------------------------------------
                                                                         U.S.
                                                                      Government         Commercial           Total
                              ----------------------------------------------------------------------------------------
                              Costs incurred on uncompleted
                               contracts                              $8,287,661        $10,285,607        $18,573,268
                              Estimated earnings                       1,812,864          4,879,415          6,692,279
                              ----------------------------------------------------------------------------------------
                                                                      10,100,525         15,165,022         25,265,547
                              Less billings to date                    8,059,888         13,669,041         21,728,929
                              ----------------------------------------------------------------------------------------
                              Costs and estimated earnings
                               in excess of billings on
                               uncompleted contracts                  $2,040,637         $1,495,981         $3,536,618
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
                              ========================================================================================

                                                        CPI AEROSTRUCTURES, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


 3.    EARNINGS PER    Basic earnings per share calculations are computed by
       COMMON SHARE:   dividing net income, by the  weighted average number
                       of common  shares outstanding.

                       Diluted earnings per share calculations are computed by dividing net income, increased by proforma reductions in interest expense (net of tax) resulting from the assumed exercise of stock options and warrants and the resulting assumed reduction of outstanding indebtedness, by the weighted average number of common and common equivalent shares outstanding.

                       On June 24, 1999, the Company enacted a one for three reverse stock split. All earnings per share calculations and equity accounts have been restated as if the reverse split occurred on January 1, 1998.

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

Material Changes in Results of Operations

The Company's revenue for the six months ended June 30, 1999 was $9,443,182 compared to $10,455,062 for the same period last year, representing a decrease of $1,011,880, or 10%. This decrease is due largely to the termination of the MD-90 contract. For the year ended December 31, 1998, revenue related to that contract accounted for 23% of the Company's total revenue.

Gross profit decreased by $917,390, or 26%, from the six months ended June 30, 1998 compared to the six months ended June 30, 1999. Gross profit as a percentage of revenue for the six months ended June 30, 1999 was 28% compared to 34% for the same period last year. These decreases are primarily attributable to the termination of the MD-90 contract. For the year ended December 31, 1998, gross profit related to that contract accounted for 44% of the Company's total gross profit.

Selling, general, and administrative expenses increased by $286,406, or 16%, from the six months ended June 30, 1998 compared to the six months ended June 30, 1999. Interest expense decreased by $102,918 for the six months ended June 30, 1999, which is attributable to principal payments on the term loan during 1998 and 1999.

The resulting net income for the six months ended June 30, 1999, was $159,835 compared to $763,784 for the same period last year. This decrease is attributable to the termination of the MD-90 contract, as well as the non-cash accrual of bank fees charged this year under the Chase loan agreement. Basic earnings per share was $.06 on 2,648,509 average shares outstanding, compared to $.29 per share on 2,646,048 average shares outstanding for fiscal 1998. Diluted earnings per share decreased to $.06 per share compared to $.27 per share in 1998 on 2,848,509 and 2,824,617 weighted average shares outstanding, respectively.

Material Changes in Financial Condition

At June 30, 1999 and December 31, 1998, the Company had working capital of $4,212,480 and $4,621,515, respectively. This $409,035 decrease is primarily attributable to a decrease in inventory of $111,717, an increase in accounts receivable of $593,918, an increase in current portion of long-term debt of $507,720, an increase in accrued expenses of $201,287 and a decrease in cash resulting from the Company making its principal payments on its term loan for the Kolar acquisition offset by an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $430,694, a decrease in accounts payable of $238,914. A large portion of the Company's cash has been used for costs incurred on commercial and the numerous government contracts which do not allow progress payments that are in process. These costs are components of "Costs and estimated earnings in excess of billings on uncompleted contracts" and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms. The Company's continued requirement to incur significant costs, in advance of receipt of associated cash for commercial and government aircraft contracts, has caused an increase in the gap between aggregate costs and earnings and the related billings to date.

                                                        CPI AEROSTRUCTURES, INC.

     Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Net cash provided by operating activities for the six months ended June 30, 1999 was $52,111. This increase in cash was primarily the result of net income of $159,835, depreciation and amortization of $713,764, an increase in income taxes payable of $104,703, a decrease in inventory of $111,717, a decrease in prepaid and other current assets of $24,331 and an increase in accrued expenses of $201,287 offset by an increase in accounts receivable of $593,918, an increase in costs and estimated earnings in excess of billing of $430,694, and a decrease in accounts payable of $238,914.

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

                                                        CPI AEROSTRUCTURES, INC.

--------------------------------------------------------------------------------

ITEM 4.     Submission of Matter to a Vote of Security Holders

a) An annual meeting of shareholders was held on June 22, 1999 ("Annual
Meeting").

     b) Mr. Kenneth McSweeney was elected as a Director at the meeting. The other Directors are Mr. Arthur August, Mr. Edward J. Fred and Mr. Walter Paulick.

     c)   Three matters were voted upon at the Annual Meeting, as follows:

          (i)  Mr. Kenneth McSweeney was elected as a Director.

        The votes were cast for this matter as follows:

             For                   Authority Withheld
        ----------                 -------------------
        6,836,453                       184,132

          (ii) An amendment to the Certificate of Incorporation to implement a reverse stock split of the Company's Common Stock of between one-for-two and one-for-four with the exact ratio to be determined at the sole discretion of the Board of Directors.

        The votes were cast for this matter as follows:

            For              Against         Abstaining            Not Voted
        ----------           -------         ----------            ---------
        6,464,998            542,387           13,200               924,757


          (iii) An amendment to the Company's 1998 Performance Equity Plan to increase the number of shares issuable under the Plan by 390,000 shares on a pre-split basis. The votes were cast for this matter as follows:

            For              Against         Abstaining            Not Voted
        ----------           -------         ----------            ---------
        6,236,091            764,784           19,710               924,757


ITEM 5.  Other Information

        Pursuant to the Company's By-laws, stockholders are advised that in order for a stockholder to present any proposal at the Company's annual meeting of stockholders to be held in 2000, such proposal must be submitted in writing to the Company at its principal office in Edgewood, New York no later than January 20, 2000 (120 days in advance of the date the Company's proxy statement released to the stockholders in 1999).


ITEM 6. Exhibits and Reports on Form 8-K

          a)   No Exhibits

          b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the six months ended June 30, 1999.

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



                                             CPI AEROSTRUCTURES, INC.


Dated:    August 13, 1999                    By:  /S/ Arthur August
                                                  ------------------
                                                  Arthur August
                                                  President
                                                  (Principal Executive Officer)



Dated:    August 13, 1999                    By:  /S/ Edward J. Fred
                                                  ------------------
                                                  Edward J. Fred
                                                  Chief Financial Officer