Form 10QSB
period 1999-09-30
CPI AEROSTRUCTURES INC
filed 1999-11-15
CIK 889348

CPI AEROSTRUCTURES, INC.


--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



        For the quarterly period              Commission File Number 1-11398
        ended  September 30, 1999



                            CPI AEROSTRUCTURES, INC.
       (Exact Name of Small Business Issuer as Specified in its Character)





            New York                                     11-2520310
--------------------------------             ----------------------------------
  (State or Other Jurisdiction              (IRS Employer Identification Number)
   of Incorporation or Organization)


                    200A EXECUTIVE DRIVE, EDGEWOOD, NY 11717
                    (Address of Principal Executive Offices)



                         Telephone number (516) 586-5200
                 (Issuer's Telephone Number Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____


The number of shares of common stock, par value $.001 per share, outstanding was 2,648,509 as of September 30, 1999.

                                                        CPI AEROSTRUCTURES, INC.
                                                                          INDEX
-------------------------------------------------------------------------------



Part I.  Financial Information:


       Item 1 - Consolidated Financial Statements:

       Balance Sheets as of September 30, 1999 (Unaudited) and           3
         December 31, 1998

       Statements of Income for the Three and Nine Months ended          4
         September 30, 1999 (Unaudited) and 1998 (Unaudited)

       Statements of Cash Flows for the Nine Months ended                5
         September 30, 1999 (Unaudited) and 1998 (Unaudited)

       Notes to Financial Statements (Unaudited)                         6

         Item 2 - Management's Discussion and Analysis of                8
            Financial Condition and Results of Operations

Part II.  Other


        Item 6 - Exhibits and Reports on Form 8-K                       10


        Signatures                                                      11

                                                        CPI AEROSTRUCTURES, INC.

       CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------


                                                                                       September 30,        December 31,
                                                                                           1999                1998
                                                                                       (unaudited)
----------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                             $   195,897         $  584,296
  Accounts receivable                                                                     2,280,046          1,689,207
  Income tax receivable                                                                      29,597            516,000
  Costs and estimated earnings in excess of billings on uncompleted
      contracts (Note 2)                                                                  3,729,822          3,105,924
  Inventory                                                                               2,830,616          2,438,415
  Deferred income taxes net of valuation allowance of $2,304,000                            919,000            919,000
  Prepaid expenses and other current assets                                                  53,459            102,001
-----------------------------------------------------------------------------------------------------------------------
      Total current assets                                                               10,038,437          9,354,843

Property, Plant and Equipment, net                                                        5,210,189          5,064,840
Goodwill                                                                                  6,711,670          7,098,917
Other Assets                                                                                349,251            417,286
-----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                      $22,309,547        $21,935,886
=======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                     $  1,843,590       $  2,272,149
  Deferred income taxes                                                                     260,000            260,000
  Accrued expenses                                                                          792,554            351,104
  Line of credit                                                                            375,000            375,000
  Current portion of long term debt                                                       2,317,619          1,475,075
  Income taxes payable                                                                      275,503             ---
-----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                           5,864,266          4,733,328

Long term debt                                                                            9,664,912         11,092,239
-----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                  15,529,178         15,825,567
-----------------------------------------------------------------------------------------------------------------------
Commitments

Shareholders' Equity:
  Common stock - $.001 par value; authorized 50,000,000 shares,
   2,648,509 issued and outstanding                                                           2,649              2,649
   Additional paid - in capital                                                          12,177,611         11,931,522
Accumulated deficit                                                                     (5,399,891)         (5,823,852)
-----------------------------------------------------------------------------------------------------------------------
      Shareholders' equity                                                                6,780,369          6,110,319
-----------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity                                        $22,309,547        $21,935,886
======================================================================================================================

                                  See Notes to Consolidated Financial Statements

                                                        CPI AEROSTRUCTURES, INC.

                                               CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------

                                     For the Three Months Ended September 30,   For the Nine Months Ended September 30,
                                                        1999            1998                  1999                1998
                                                            (Unaudited)                          (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
Revenue                                           $ 5,691,421    $ 5,084,594            $15,134,603        $15,539,656

Cost of sales                                       3,990,846      3,161,649             10,757,811         10,023,104
----------------------------------------------------------------------------------------------------------------------

Gross profit                                        1,700,575      1,922,945              4,376,792          5,516,552

Selling, general and administrative expenses        1,019,868        856,870              3,044,144          2,594,740
-----------------------------------------------------------------------------------------------------------------------

Income from operations                                680,707      1,066,075              1,332,648          2,921,812
----------------------------------------------------------------------------------------------------------------------

Other (income) expense:
  Interest/other income                               (43,725)       (34,850)              (214,820)          (112,016)
  Interest expense                                    282,306        311,877                839,507            971,996
----------------------------------------------------------------------------------------------------------------------

Total other expenses, net                             238,581        277,027                624,687            859,980
----------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes              442,126        789,048                707,961          2,061,832

Provision for income taxes                            178,000        316,000                284,000            825,000
----------------------------------------------------------------------------------------------------------------------

Net income                                          $ 264,126      $ 473,048             $  423,961        $ 1,236,832
======================================================================================================================

Earnings per common share - Basic                   $     .10      $     .18             $      .16        $       .47
----------------------------------------------------------------------------------------------------------------------

Earnings per common share - Diluted                 $     .10      $     .18             $      .16        $       .45
----------------------------------------------------------------------------------------------------------------------

Shares used in computing earnings per
   Common share:
      Basic                                         2,648,509      2,648,509              2,648,509          2,646,857
      Diluted                                       2,648,509      2,699,313              2,648,509          2,777,975
======================================================================================================================


                                  See Notes to Consolidated Financial Statements

                                                        CPI AEROSTRUCTURES, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

For the Nine Months Ended September 30,                                                        1999             1998
                                                                                                    (Unaudited)
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                              $ 423,961       $  1,236,832
  Adjustments to reconcile net income to net cash used in
   operating activities:
    Depreciation and amortization                                                         1,564,460          1,279,812
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                           (590,839)           749,523
      Decrease in prepaid expenses and other current assets                                 534,945              9,941
      Increase in costs and estimated earnings in excess of billings on
       uncompleted contracts                                                               (623,898)        (2,644,411)
      Increase in inventory                                                                (392,201)          (377,184)
      Increase in other assets                                                             (300,000)          (172,405)
      Decrease in accounts payable                                                         (428,559)          (208,636)
      (Decrease) increase in accrued expenses                                               441,450           (291,205)
      Increase in income taxes payable                                                      275,503            259,650
----------------------------------------------------------------------------------------------------------------------
          Net cash provided (used) in operating activities                                  904,822           (158,083)
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Purchase of property and equipment                                                         (248,040)           (69,411)
Proceeds from sale of fixed assets                                                           11,183               ---
----------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                            (236,857)           (69,411)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of long-term debt                                                            (1,056,364)        (1,788,533)
  Repayment of officers notes                                                              (130,000)             ---
  Repayment of line of credit                                                              (200,000)             ---
  Proceeds from officers notes                                                              130,000              ---
  Proceeds from line of credit                                                              200,000            375,000
  Proceeds from exercise of stock options/warrants                                            ---               45,237
----------------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                                          (1,056,364)        (1,368,296)
----------------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                                       (388,399)        (1,595,790)
Cash at beginning of period                                                                 584,296          2,032,183
----------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                   $   195,897        $   436,393
======================================================================================================================

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest                                                                            $   598,140        $   971,966
======================================================================================================================
    Income taxes                                                                        $     8,497        $   560,819
======================================================================================================================

    Financing obligation incurred in connection with the
    acquisition of equipment                                                            $   471,581        $     ---


                                  See Notes to Consolidated Financial Statements

                                                        CPI AEROSTRUCTURES, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

1. INTERIM          The financial statements as of September 30, 1999 and for
   FINANCIAL        the nine months ended September 30, 1999 and 1998 are
   STATEMENTS       unaudited, however, in the opinion of the management of the
                    Company, these financial statements reflect all adjustments
                    (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of operations for such interim periods are not necessarily indicative of the results to be obtained for a full year.

                    Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

2. COSTS AND        Costs and estimated earnings in excess of billings on
   ESTIMATED        uncompleted contracts consist of:
   EARNINGS IN
   EXCESS OF
   BILLINGS ON
   UNCOMPLETED
   COSTS:

                                                                                 September 30, 1999
                              ----------------------------------------------------------------------------------------
                                                                        U.S.
                                                                     Government         Commercial           Total
                              ----------------------------------------------------------------------------------------
                              Costs incurred on uncompleted
                              contracts                              $8,317,749        $10,408,798        $18,726,547
                              Estimated earnings                       1,910,348          4,937,310          6,847,658
                              ----------------------------------------------------------------------------------------
                                                                      10,228,097         15,346,108         25,574,205
                              Less billings to date                    7,933,259         13,911,124         21,844,383

                              ========================================================================================
                              Costs and estimated earnings
                               in excess of billings on
                               uncompleted contracts                  $2,294,838         $1,434,984         $3,729,822
                              ========================================================================================

                                                                                 December 31, 1998
                              ----------------------------------------------------------------------------------------
                                                                        U.S.
                                                                     Government         Commercial           Total
                              ----------------------------------------------------------------------------------------

                              Costs incurred on uncompleted
                               contracts                              $6,887,016        $20,566,914        $27,453,930
                              Estimated earnings                       1,578,270          4,954,810          6,533,080
                              -----------------------------------------------------------------------------------------
                                                                       8,465,286         25,521,724         33,987,010
                              Less billings to date                    6,703,398         24,177,688         30,881,086
                              ----------------------------------------------------------------------------------------
                              Costs and estimated earnings
                               in excess of billings on
                               uncompleted contracts                  $1,761,888       $  1,344,036       $  3,105,924
                              ========================================================================================

                                                         CPI AEROSTRUCTURES, INC

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------


3. EARNINGS PER     Basic earnings per share calculations are computed by
   COMMON SHARE     dividing net income, by the: weighted average number of
                    common shares outstanding.

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

                                                        CPI EAROSTRUCTURES, INC.

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

Material Changes in Results of Operations

The Company's revenue for the nine months ended September 30, 1999 was $15,134,603 compared to $15,539,656 for the same period last year, representing a decrease of $405,053 or 3%. This decrease is due largely to the termination of the MD-90 contract. For the year ended December 31, 1998, revenue related to that contract accounted for 23% of the Company's total.

Gross profit decreased by $1,139,760 or 21%, from the nine months ended September 30, 1998 to the nine months ended September 30, 1999. Gross profit as a percentage of revenue for the nine months ended September 30, 1999 was 29% compared to 35% for the same period last year. These decreases are primarily attributable to the termination of the MD-90 contract. For the year ended December 31, 1998, gross profit related to that contract accounted for 44% of the Company's total.

Selling, general, and administrative expenses increased by $449,404, or 17%, from the nine months ended September 30, 1998 to the nine months ended September 30, 1999, due to the accrual of bank fees charged this year as per the Chase loan agreement and a non-cash charge for the early termination of a consulting agreement. Interest expense decreased by $132,489 for the nine months ended September 30, 1999, which is attributable to principal payments on the term loan during 1998 and 1999.

The resulting net income for the nine months ended September 30, 1999, was $423,961 compared to $1,236,832 for the same period last year. This decrease is attributable to the termination of the profitable MD-90 contract, as well as the accrual of bank fees charged this year as per the Chase loan agreement and a non-cash charge for the early termination of a consulting agreement. Basic earnings per share was $.16 on 2,648,509 average shares outstanding, compared to $.47 per share on 2,646,857 average shares outstanding for fiscal 1998. Diluted earnings per share decreased to $.16 per share compared to $.45 per share in 1998 on 2,648,509 and 2,777,975 weighted average shares outstanding, respectively.

Material Changes in Financial Condition

At September 30, 1999 and December 31, 1998, the Company had working capital of $4,174,171 and $4,621,515, respectively, a decrease of $447,344. This decrease is primarily attributable to an increase in accounts receivable of $590,839, an increase in current portion of long-term debt of $842,544, an increase in accrued expenses of $441,450 and a decrease in cash resulting from the Company making its principal payments on its term loan for the Kolar acquisition offset by an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $623,898, an increase in inventory of $392,201 and a decrease in accounts payable of $428,559. A large portion of the Company's cash has been used for costs incurred on commercial and the numerous government contracts which do not allow progress payments that are in process. These costs are components of "Costs and estimated earnings in excess of billings on uncompleted contracts" and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms. The Company's continued requirement to incur significant costs, in advance of receipt of associated cash for commercial and government aircraft contracts, has caused an increase in the gap between aggregate costs and earnings and the related billings to date.

                                                        CPI EAROSTRUCTURES, INC.

                               Management's Discussion and Analysis of Financial
                                             Condition and Results of Operations
-------------------------------------------------------------------------------


Net cash provided by operating activities for the nine months ended September 30, 1999 was $904,822. This increase in cash was primarily the result of net income of $423,961, depreciation and amortization of $1,564,460, an increase in income taxes payable of $275,503, a decrease in prepaid and other current assets of $534,945 and an increase in accrued expenses of $441,450 offset by an increase in accounts receivable of $590,839, an increase in costs and estimated earnings in excess of billing of $623,898, an increase in inventory of $392,201, and a decrease in accounts payable of $428,559.

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

Potential impacts of Y2K non-compliance to the Company may arise from software, computer hardware, and other equipment outside the Company's ownership yet with which the Company interfaces either electronically or operationally. The Company has contacted its major suppliers and customers to determine the state of their assessment and remediation of any Y2K issues they face. The Company has been advised by substantially all of such third parties that they believe they are Y2K compliant. Notwithstanding the foregoing, approximately 50% of the Company's revenues are derived from contracts with agencies or instrumentalities of the United States government ("Government Agencies"). The Company has not been able to determine whether these Government Agencies are Y2K compliant. If these Government Agencies do not become Y2K compliant, the financial condition and operation of the Company would be materially and adversely impacted. At this time the Company does not believe it needs to develop a contigency plan in the event of such non-compliance.

                                                        CPI EAROSTRUCTURES, INC.

-------------------------------------------------------------------------------


ITEM 6.     Exhibits and Reports on Form 8-K

              a)  No Exhibits

              b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the nine months ended September 30, 1999.

                                                        CPI EAROSTRUCTURES, INC.

--------------------------------------------------------------------------------


                                    SIGNATURE


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CPI AEROSTRUCTURES, INC.



Dated:    November 12, 1999                  By:  /S/ Arthur August
                                                  ------------------
                                             Arthur August
                                             President
                                             (Principal Executive Officer)



Dated:    November 12, 1999                  By:  /S/ Edward J. Fred
                                                  ------------------
                                             Edward J. Fred
                                             Chief Financial Officer