Form 10KSB
period 1999-12-31
CPI AEROSTRUCTURES INC
filed 2000-03-31
CIK 889348

THIS DOCUMENT IS A COPY OF THE FORM 10-KSB FILED ON MARCH 31, 2000
              PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended      December 31, 1999
                          ---------------------------

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from ______________ to _________________

                         Commission file number 1-11398
                                             ------------

                            CPI AEROSTRUCTURES, INC.

                 (Name of Small Business Issuer in Its Charter)

         New York                                       11-2520310
----------------------------------                   --------------------
(State or Other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                    Identification No.)

200A Executive Drive, Edgewood, New York                    11717
----------------------------------------                  --------
(Address of Principal Executive Offices)                 (Zip Code)

                                 (631) 586-5200
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                            Name of Each Exchange on Which
Title of Each Class                             Each Class is Registered
-------------------                         -------------------------------
   None                                                 None
-------------------                         -------------------------------

              Securities registered under Section 12(g) of the Act:
            -------------------------------------------------------
            Common Stock, $.001 par value per share (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were $21,603,284.

     The aggregate market value of the 2,341,842 shares of voting stock held by non-affiliates computed by reference to the closing price at which the stock was sold on March 15, 2000 was $8,781,908.

     As of March 15, 2000, the Issuer had 2,648,509 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format: Yes  _____     No    X
                                                                   ----

                            CPI AEROSTRUCTURES, INC.
                         FORM 10-KSB ANNUAL REPORT-1999
                                TABLE OF CONTENTS

PART I                                                                                               PAGE
-------                                                                                              -----
Item 1.      Description of Business............................................................        3
Item 2.      Description of Property............................................................        9
Item 3.      Legal Proceedings..................................................................        9
Item 4.      Submission of Matters to a Vote of Security Holders................................       10

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters...........................       10
Item 6.      Management's Discussion and Analysis...............................................       11
Item 7.      Financial Statements...............................................................       13
Item 8.      Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure..............................................................       13

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act.................................       14
Item 10.     Executive Compensation.............................................................       15
Item 11.     Security Ownership of Certain Beneficial Owners and Management.....................       18
Item 12.     Certain Relationships and Related Transactions.....................................       19
Item 13.     Exhibits, List and Reports on Form 8-K.............................................       20

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

     (b) Business of Issuer

     CPI is engaged in contract production of structural aircraft parts and sub-assemblies for the commercial and military sectors of the aircraft industry. The following table sets forth information relating to the approximate dollar amounts and percentages of CPI's revenue from the commercial and military sectors of the aircraft industry:


                                        Years Ended
                        December 31,                     December 31,
                           1999                             1998
                        ------------                     ------------
                               (Dollar amounts in thousands)

Commercial       $1,408           23.2%           $5,102               60.1%

Military          4,672           76.8             3,391               39.9
                 ------          -----            ------              -----

  Total          $6,080          100.0%           $8,493              100.0%
                 ======          =====            ======              =====


     The large shift from the commercial to the military sectors was largely due to the loss of revenue from the MD-90 contract.

     Kolar manufactures precision parts and sub-assemblies for a variety of different markets. Kolar accounted for approximately $15,500,000 of revenue (72%) in 1999 and $11,300,000 (57%) in 1998, respectively, of the Company's total revenue for such year.

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

Customers and Contracts

     CPI

     Commercial

     Pursuant to long-term agreements with Rohr Industries, Inc. (owned by B. F. Goodrich), a leading commercial aircraft supplier of nacelles, CPI operates as a subcontractor under Rohr's production programs with The Boeing Company. In June 1994, Rohr sold its corporate jet business to the Nordam Corporation ("Nordam") and CPI's agreement with Rohr concerning the Hawker 1000 Executive Jet, an eight to ten seat aircraft was transferred to Nordam. CPI provides Nordam with engine mounts and all related sub-assemblies and components which are now used in connection with production of the Lear 60 Executive Jet. For the year ended December 31, 1998 sales of CPI's products to Rohr accounted for approximately 53% of CPI's revenue. For the years ended December 31, 1998 and 1999, sales derived from Nordam were approximately 7% and 23%, respectively.

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

     CPI's agreement with Nordam contains provisions that allow termination of such contract at will, in whole or in part, at the convenience of the customer and generally provides that the customer must reasonably compensate CPI for work performed through the termination date which has happened and may occur again.

     In March 1991, CPI entered into an agreement with Rohr, pursuant to which CPI agreed to provide Rohr with apron assemblies and related components in connection with production of the McDonnell Douglas MD-90 jet aircraft. CPI delivered 60 production units during 1998. As of December 31, 1998, CPI had delivered an aggregate of two engineering prototypes, three development units, six flight testing units and 238 production units. During the year ended December 31, 1998, approximately 53%, of CPI's revenue was derived from this program. In December 1998, based on information received from Rohr, CPI recognized a termination of this contract. This termination resulted in the Company writing off approximately $11,850,000 of previously recorded revenue. The effect of this termination is included in cost of sales in 1998.

     In May 1992, CPI commenced production of aft fairing assemblies for Shin-Meiwa Industry Co., Ltd. ("Shin-Meiwa"), a Japanese aerospace firm. On December 10, 1992, CPI executed an agreement with Mitsui & Co. (U.S.A.), Inc., as agent for Shin-Meiwa to produce aft fairing assemblies in connection with the production program for the McDonnell Douglas MD-11. CPI's arrangement with Shin-Meiwa provided for CPI to assemble products using tooling and component parts provided by Shin-Meiwa. The contract provided for the delivery of 251 pieces for an aggregate of approximately $1,590,000. As of December 31, 1998, CPI had delivered 178 fairing assemblies pursuant to purchase orders. In November 1998, Shin-Meiwa informed the Company that it would not require any further deliveries of aft fairing assemblies under this agreement.

     Military

     CPI supplies structural aircraft parts and sub-assemblies to the military under prime contracts with several branches of the United States Government. For the years ended December 31, 1998 and 1999, 40% and 77%, respectively, of CPI's revenues were derived from military contracts. The increased level of revenues from the military sector resulted primarily from the following two contracts:

     On September 19, 1995, CPI was awarded a contract by the United States Air Force for the A-10 Aircraft program. CPI will produce leading edge panels for such aircraft. The total award amount was approximately $3,354,000, of which all had been recognized as of December 31, 1999.

     On September 22, 1995, CPI was awarded a contract by the United States Air Force for the C-5 Aircraft program. CPI is producing structural supports, plates and brackets, mount assemblies, air deflectors, mounting blocks, hinge brackets, plate assemblies, fairings, landing gear door assemblies and panel assemblies for such aircraft. As of March 15, 2000, the total contract value was $4,878,000 of which $4,794,000 has been recognized as of December 31, 1999.

     As of December 31, 1998 and 1999, CPI had thirty-nine and eighty-two military contracts, respectively, in various stages of completion. Additionally, the Company has added twenty-seven new military contracts since December 31, 1999. Contract terms are generally one to two years. Product prices under these contracts are fixed. Each contract obligates CPI to deliver a specific quantity of units according to specified delivery schedules. Each contract contains repricing clauses which adjust the fixed price for each product delivered in the event that the government requests design, quantity or schedule changes for products. CPI generally provides its own tooling to produce products under military contracts. CPI typically recovers all of its tooling costs under a contract following the delivery of the first unit produced. For contracts with an aggregate dollar amount in excess of $100,000, CPI is generally entitled to receive progress payments to cover approximately 90% of CPI's total costs at the time of the request.

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

     Kolar

     Kolar operates almost exclusively on a purchase order basis with its current customers. The one exception is the Purchase Agreement described below entered into between Universal Instrument Corporation ("Universal") and Kolar in November 1997. Kolar has long-standing relationships with its two major customers, including Universal, which together comprise over 89% of Kolar's revenues.

     Universal has been Kolar's customer for approximately thirteen years, and accounted for more than 77% and 69% of Kolar's revenues in 1999 and 1998, respectively, as Kolar's largest customer. Kolar manufactures detail parts and a major sub-assembly for Universal's high speed machines that route printed circuit boards through a series of operations while inserting and bonding components to the board. Kolar also produces numerous other detail parts for various applications in Universal machinery. In November 1997, Universal entered into a Purchase Agreement with Kolar setting forth the terms and conditions under which Universal is purchasing products from Kolar. The agreement is for four years, unless earlier terminated, however, it does not provide for any fixed quantities of sales and is subject to Kolar's receipt of purchase orders thereunder.

     Hi Speed Checkweigher ("Hi Speed") is Kolar's second largest customer and has been a customer of Kolar for approximately 40 years. Hi Speed accounted for approximately 11% and 17% of Kolar's revenues in 1999 and 1998, respectively. Hi Speed produces high speed equipment used for the weighing and measuring of cartons and containers.

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

     In April 1999, the Company introduced its CPI and Kolar websites (www.cpiaero.com and www.kolar.com). A prospective customer can learn about the Company and contact management. Additionally, both CPI and Kolar have signed agreements with a number of sales representatives to market the Company's products to a broader base of customers.

Backlog

     CPI produces custom sub-assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate contract values under basic ordering agreements or for production orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation. All of CPI's backlog is subject to termination at will and rescheduling, without significant penalty. As of December 31, 1999 and 1998, CPI's backlog was approximately $5.6 million and $4 million, respectively .

     Of CPI's backlog at December 31, 1999, approximately 17% and 83% is attributable to commercial and military contracts, respectively. Approximately $4.9 million (88%) of CPI's current backlog at December 31, 1999 is scheduled for delivery during the year ending December 31, 2000.

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

     The Company generally does not maintain supply agreements with its suppliers or manufacturers and purchases raw materials and component parts pursuant to purchase orders in the ordinary course of business. The Company believes that the supplies of materials through the end of 2000 will be adequate.

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

Employees

     As of March 15, 2000, CPI employed 21 full-time employees including its two executive officers. As of March 15, 2000, Kolar employed 118 full-time employees including one executive officer.

     The Company also employs temporary personnel with specialized disciplines on an as-needed basis. None of the Company's employees are members of unions. The Company believes that its relations with its employees are good.

Diversification Program

     In November 1993, management decided to diversify its operations. This decision led to the acquisition of Kolar Machine, Inc. in October of 1997. Since then, the Company has continued to review candidates for potential acquisitions.

     The Company signed a letter of intent to acquire a privately owned precision machining manufacturer in November 1999. This privately owned company services the commercial and Defense Aerospace Markets. Projected revenues for the current fiscal year are projected to be in excess of $20 million. The parties are currently negotiating the terms of a definitive agreement however, no assurance can be given that a definitive agreement will be signed or that the acquisition will be consummated.

Item 2.  DESCRIPTION OF PROPERTY

     CPI Aerostructures' executive offices and production facilities are situated in an approximate 25,000 square foot building located at 200A Executive Drive, Edgewood, New York 11717. CPI Aerostructures occupies this facility under a lease with an unaffiliated landlord, which commenced on December 1, 1995 and ends on March 31, 2000. The current monthly base rental is $13,451, plus common area costs, over the term of the lease. The Company believes that its facilities are adequate for its current needs. As of April 1, 2000 the Company anticipates to remain in its current facilities on a month to month basis.

     Kolar's executive offices and production facilities are situated in approximately 46,000 square feet in a total of four buildings that the Company owns. The buildings are located in Ithaca, New York at 407 Cliff Street, 618 West Buffalo Street, 604 Elmira Road and 612 Elmira Road. Kolar also rents 8,600 square feet located at 239 Cherry Street in Ithaca, New York. Kolar occupies this facility under a lease with an unaffiliated landlord, which commenced on September 13, 1999 and on August 31, 2002. The current monthly base rental is $4,310 plus common area costs over the term of the lease. The Company believes that its facilities are adequate for its current needs.

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

           Period                                    High                Low
           ------                                   ------              ------
           1998
           ----

           Quarter Ended March 31, 1998             $8.438              $6.938

           Quarter Ended June 30, 1998              $9.375              $6.188

           Period                                    High                Low
           ------                                   ------              ------
           1998
           ----

           Quarter Ended  September 30, 1998       $6.563              $2.438

           Quarter Ended  December 31, 1998        $6.000              $2.438


           1999

           Quarter Ended March 31, 1999            $3.656              $2.063

           Quarter Ended June 30, 1999             $2.344              $1.281

           Quarter Ended September 30, 1999        $1.183              $1.25

           Quarter Ended December 31, 1999         $3.094              $1.094


     On March 15, 2000, the closing sale price for the Company's Common Stock on the Nasdaq was $3.750.

Holders

     On March 15, 2000, there were 146 holders of record of the Company's Common Stock. The Company reasonably believes that there are in excess of 2,500 beneficial holders of its Common Stock.

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

Results of Operations

Year Ended December 31, 1999 as Compared to the Year Ended December 31, 1998

     The Company's revenue for the year ended December 31, 1999 ("1999") was $21,603,000 compared to $19,810,000 for the year ended December 31, 1998 ("1998"), representing an increase of $1,793,000, or 9%. This increase reflects an increase in sales by Kolar. Sales by CPI decreased by approximately $2,413,000 from 1998 to 1999 due to the termination of the MD-90 contract with Rohr.

     Gross profit for 1999 was $5,935,000 compared to gross loss of $4,953,000 for 1998, representing an increase of $10,888,000. Gross profit as a percentage of revenue for 1999 was 27%, compared to a negative percentage for 1998. This increase in gross profit percentage was attributable to the termination of the MD-90 program in 1998 resulting in a write-off of approximately $11,850,000.

     Selling, general and administrative expenses for 1999 were $4,018,000 compared to $4,423,000 for 1998, representing a decrease of $405,000. This decrease is primarily attributable to the retirement of two employees, including an executive officer. Selling, general and administrative expenses as a percentage of revenue for 1999 and 1998 were 19% and 22%, respectively. Interest expense for 1999 was $1,117,000, compared to $1,264,000 for 1998, representing a decrease of $147,000.

     The net income for 1999 was $809,000 compared to net loss of $8,566,000 for 1998, representing an increase of $9,375,000. Basic earnings per share was $.31 on 2,648,509 average shares outstanding compared to basic loss per share of $(3.23) on 2,647,258 average shares outstanding for fiscal 1998. Diluted earnings per share was $.30 in 1999 on 2,654,273 weighted average shares outstanding.

Liquidity and Capital Resources

General

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

     Net cash provided by operating activities for 1999 was $1,458,000 compared to $8,000 for 1998. This increase in cash was primarily attributable to net income of $809,000, depreciation and amortization of $1,704,000, non-cash consulting fees of $275,000, change in deferred income taxes of 266,000, a decrease in income tax receivable of $486,000, an increase in accounts payable and accrued expenses of $ 232,000 and an increase in income taxes payable of $26,000 offset by an increase in accounts receivable of $656,000, an increase in costs and estimated earnings in excess of billings of $833,000, an increase in inventory of $772,000, an increase in prepaid expenses and other current assets of $19,000 and an increase in other assets of $380,000.

     Net cash used in financing activities was $1,512,000 in 1999, compared to $1,377,000 in 1998. The Company repaid long term debt of $1,512,000 in 1999, as compared to $1,798,000 in 1998. The Company received $45,000 from the exercise of stock options and warrants in 1998. Net cash used in investing activities of $234,000 for 1999 and $79,000 for 1998 resulted from the Company's purchase of additional property and equipment in 1999.

     As a result of the foregoing, the Company's cash at December 31, 1999 decreased by $289,000 from the prior year to $296,000. The Company believes it will have sufficient cash flow for 2000 to satisfy its cash requirements.

Financing Arrangements

     The Company has an agreement with The Chase Manhattan Bank and Mellon Bank providing a line of credit through June 30, 2000, which will be used for working capital and other corporate purposes as needed. The Company has available up to $400,000 under the line of credit, subject to limits based on amounts of accounts receivable and inventory, as defined. Interest is at the bank's prime rate (8.5% at December 31, 1999) plus 1.5%. The line of credit is secured by substantially all assets of the Company. As of December 31, 1999, there was an outstanding balance of $375,000 on this line of credit.

     On October 9, 1997, the Company incurred significant indebtedness in connection with the acquisition of Kolar Machine, Inc. The Company entered into a term loan agreement with The Chase Manhattan Bank and Mellon Bank in the amount of $9,400,000. This loan was payable in quarterly installments of $587,000, plus monthly interest at the Bank's published prime rate plus 1.5%, maturing December 31, 2001. This loan is collateralized by all of the assets of the Company and its subsidiary. The Company also entered into a mortgage loan agreement with The Chase Manhattan Bank in the amount of $975,000. This loan is payable in monthly installments of $9,487, including interest at 8.3%, maturing October 31, 2007. This loan is collateralized by Kolar's land and building. Additionally, the Company entered into a subordinated note agreement with the seller of Kolar in the amount of $4,000,000. Interest only is payable monthly at 8%, maturing December 31, 2001, payable 91 days following maturity. This note is currently convertible into 333,334 shares of CPI common stock.

     In December 1998 the Company re-structured its term loan agreement with the Chase and Mellon banks. Under the new arrangement, the principal payment due in December 1998 was deferred and will be amortized evenly through December 31, 2001. Loan payments for 1999 were payable monthly, at the rate of $120,000 per month through December 31, 1999. Commencing January 2000, the amortization increased to $200,000 per month, and will increase to $317,000 per month commencing January 2001. Additionally, the seller of Kolar has deferred the Company's payment of interest to him for thirteen months, beginning with the December 1998 payment. This deferred interest will accrue and become payable upon maturity of the seller's note. Interest payments began again in January 2000.

Year 2000 Problem

     The Company has evaluated the potential impact of the situation commonly referred to as the "Year 2000" ("Y2K") issue. The Y2K issue results from the problem with older computer software programs that only recognize the last two digits of the year in any date (e.g., "98" for "1998"). The Company has had no impacts of Y2K non-compliance from suppliers and customers.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The directors and executive officers of the Company are as follows:

     Name                 Age            Position
    -----                 ---            --------

Arthur August             65             Chairman of the Board of Directors,
                                         President, Chief Executive
                                         Officer and Director

Edward J. Fred (1)(2)     41             Vice President,
                                         Chief  Financial Officer,
                                         Secretary and Director

Walter Paulick (1)(2)     53             Director

Kenneth McSweeney (1)(2)  68             Director


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

     Edward J. Fred has been Secretary and a director of the Company effective December 31, 1998. Mr. Fred was appointed to the position of Vice President on December 15, 1998. He was Controller of the Company from February 1995 to April 1998, when he was appointed as Chief Financial Officer. For approximately ten years prior to joining the Company, Mr. Fred served in various positions for the international division of Grumman, where he last held the position of Controller.

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

     Directors hold office for three years with elections held on a staggered basis at each annual meeting of shareholders. Directors currently receive no cash compensation for serving on the Board of Directors. Directors are reimbursed for reasonable expenses incurred in attending meetings. Officers are elected annually by the Board of Directors and serve at the discretion of the Board, subject to the terms of their respective employment agreements.

Compliance with 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the fiscal year ended December 31, 1999, all filing requirements applicable to its Officers, Directors and greater than ten percent beneficial owners were complied with.

Item 10. EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal years ended December 31, 1999, 1998 and 1997, by the Company's Chief Executive Officer and the Company's other executive officers whose total compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE


                                           Annual                  Long Term
                                        Compensation               Compensation
                                        ------------              ------------
                                                                   Securities
Name and                                                           Underlying
Principal Position              Year     Salary($)     Bonus($)    Options (#)

Arthur August,                  1999     $313,114      $36,000      115,000
Chief Executive                 1998     $321,102          -0-       33,334
Officer and President           1997     $294,730      $22,500       66,667

Edward J. Fred,                 1999     $102,595          -0-       60,000
Executive Vice  President       1998      $92,192          -0-       13,334
and                             1997      $81,634          -0-        3,334
Chief Financial Officer

Daniel Ligouri                 1999      $156,621          -0-          -0-
President - Kolar              1998      $160,470          -0-          -0-
                               1997   (1) $31,375          -0-          -0-


(1) Compensation is for the period subsequent to the October 9, 1997 closing of the Company's acquisition Kolar, Machine, Inc. pursuant to his employment contract. See "Executive Compensation - Employment Agreements".

                        OPTION GRANTS IN LAST FISCAL YEAR


                         Number of     Percent of
                         Securities     Options
                         Underlying    Granted to       Exercise
                         Options       Employees in      Price
                         Granted(#)    Fiscal Year(1)    ($/SH)     Expiration
                         ---------     --------------   ---------   ----------

      Arthur August      115,000        42.7%           $2.79       12/31/04

      Edward J. Fred      60,000        22.3%           $2.53       12/31/09


(1) The Company granted a total of 269,000 options to employees in the fiscal year ended December 31, 1999.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                FYE OPTION VALUES

                                                                  Value of
                                             Number of           Unexercised
                                             Unexercised         In-The-Money
                                            Options at FYE(#)    Options at FYE
                Shares Acquired    Value      Exercisable/       ($)Exercisable/
Name            on Exercise (#)  Realized     Unexercisable (1)  Unexercisable
----            ---------------  --------   -------------------  --------------

Arthur August      -0-              -0-       86,168/145,500          -0-

Edward J. Fred     -0-              -0-       62,836/20,500           -0-


On December 31, 1999, the last reported sales price of the Company's Common Stock on the Nasdaq SmallCap Market was $2.531.

     The Company has no long-term incentive plan awards.

Directors' Compensation

Currently, Directors are not compensated for serving on the Board of Directors although they are reimbursed for the reasonable expenses they incur in attending meetings. The Company's two non-officer directors have each received stock options from the Company. Mr. Paulick received options to purchase 1,667 shares of Common Stock in each of 1996, 1997 and 1998 and 5,000 in 1999. Mr. McSweeney received options to purchase 1,667 shares of Common Stock in 1998 and 5,000 in 1999. See "Stock Options" below.

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

Daniel Liguori is employed as President of Kolar pursuant to an employment agreement which expires on October 9, 2000 unless extended, at Ligouri's election, for an additional three years. The employment agreement provides Mr. Liguori with an annual base salary of $168,000 and provides that during the term of employment with Kolar, and for a period of five years thereafter, Mr. Liguori will not compete with Kolar.

Employee Benefit Plans

On February 1, 1991, the Company adopted a Qualified Sick Pay Plan (the "QSP Plan") which covers full-time executive officers and managers. The QSP Plan provides covered employees with income during periods of disability due to sickness or injury and is funded through the purchase of disability income insurance policies.

On September 11, 1996, the Company instituted a fully-qualified 401(k) Employee Savings Plan. The plan is totally voluntary and employee contributions to the plan commenced on October 1, 1996. The Company has the option to make voluntary matching and profit-sharing contributions to the account of its employees.

Stock Options

1998 Performance Equity Plan

The 1998 Performance Equity Plan ("1998 Plan") authorizes the grant of 463,334 options, of which options to purchase an aggregate of 313,002 shares of Common Stock have been granted, at exercise prices ranging from $2.53 to $6.90 per share, to certain employees and executive officers of the Company. These include five year options to purchase 33,334 and 115,000 shares of Common Stock granted to Arthur August, Chairman of the Board of Directors, Chief Executive Officer and President at an exercise price of $6.90 and $2.79 per share respectively; ten-year options to purchase 13,334 and 60,000 shares of Common Stock to Edward
J. Fred, Vice President, Chief Financial Officer, and Secretary, at an exercise price of $6.27 and $2.53 per share respectively; ten-year options to one non-executive officer to purchase 13,334 and 60,000 shares of Common Stock; ten-year options to purchase 18,000 shares of common stock to employees and directors at an exercise price of $2.53 per share.. As of March 15, 2000, options to purchase 150,332 additional shares, remain eligible for the grant of options.

1995 Stock Option Plan

The 1995 Employee Stock Option Plan (the "1995 Option Plan"), authorizes the grant of 200,000 options, of which all options to purchase shares of Common Stock have been granted, at exercise prices ranging from $2.53 to $9.00 per share, to certain employees, executive officers, and directors of the Company including: five-year options to purchase an aggregate of 83,335 shares of Common Stock granted to Arthur August, Chairman of the Board of Directors, Chief Executive Officer and President, at exercise prices ranging from $4.32 to $6.81 per share; five-year options to purchase 10,002 shares of Common Stock to Edward
J. Fred, Chief Financial Officer; five-year options to purchase an aggregate of 31,501 shares of Common Stock to Stanley Wunderlich, a former Director; five-year options to purchase 5,000 shares of Common Stock to Craig Sakin, a former Director; five-year options to purchase 5,001 shares of Common Stock to Walter Paulick, a Director, five-year options to purchase 1,667 shares of Common Stock to Kenneth McSweeney, a Director, and five-year options to eleven non-executive officer employees to purchase an aggregate of 41,309 shares of Common Stock

1992 Employee Stock Option Plan

The 1992 Employee Stock Option Plan (the "1992 Plan") authorizes the grant of 83,334 options, of which options to purchase 24,501 shares are outstanding at exercise prices ranging from $2.53 to $6.27 per share to certain employees, executive officers and directors of the Company, including: 3,334 shares held by Walter Paulick, a director, exercisable at $3.00 per share, and 1,667 shares exercisable at $6.00 per share; and 19,502 shares held by six non-executive employees exercisable at prices ranging from $2.53 to $6.27. As of March 15, 2000, options to purchase 42,778 shares remain eligible for the grant of options.

Other Options

In October 1994, the Company granted an option to purchase 3,334 shares at $9.00 per share (as amended) to a consultant. On January 26, 1995, the Company granted an option to purchase 40,000 shares of Common Stock at $9.00 per share to Rickel and Associates, in consideration of business consulting services to be performed for the Company. This option was canceled in April 1996, because of Rickel & Associates' non-performance and is the subject of a lawsuit. See "Item 3. Legal Proceedings." An option to purchase 6,667 shares of Common Stock was issued to the Company's former counsel in April 1995 exercisable at $6.00 per share.

In April 1998, the Company issued 33,334 warrants to Gaines, Berland Inc. as compensation for acting as the Company's investment banker, pursuant to a consulting agreement. These warrants entitle the investment banker to purchase 33,334 shares of common stock at an exercise price of $7.50 during the five-year period commencing April 1, 1998.

In May 1999, the Company issued 100,000 warrants to Cataylst Financial Corp as compensation for acting as the Company's investment banker, pursuant to a consulting agreement. These warrants entitle the investment banker to purchase 100,000 shares of common stock at an exercise price of $1.875, during the five-year period commencing May 4, 1999. An option to purchase 15,000 shares of common stock was issued to a consultant in December 1999 at an exercise price of $2.53.

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

Name and Address                  Shares                         Percent of
of Beneficial Owner         Beneficially Owned(1)               Common Stock(2)
-------------------         ----------------------             ---------------

Arthur August (3)                392,835   (5)                     14.4%

Edward J. Fred(3)                62,836   (6)                        *

Walter Paulick(3)                15,002   (7)                        *

Kenneth McSweeney(3)              6,667   (8)                        *

Daniel Liguori (4)              333,334   (9)                       11.2%

All Directors and               810,674    (10)                     25.7%
Executive Officers
as a group (five persons)

Steve Bronson

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

(2) Based on 2,648,509 shares issued and outstanding. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised.

(3) The business address of such person is care of the Company, 200A Executive Drive, Edgewood, New York 11717.

(4) The business address of such person is care of Kolar, Inc., 407 Cliff Street, Ithaca, New York 14850.

(5) Includes 86,168 shares of Common Stock which Mr. August has the right to acquire upon exercise of options granted pursuant to the 1995 Plan and its 1998 Plan. Excludes an aggregate of 40,000 shares of Common Stock owned by Mr. August's children or held in trust for Mr. August's grandchildren, and 3,000 shares of Common Stock owned by Mr. August's wife, all of which shares Mr. August disclaims beneficial ownership, and 145,500 shares of Common Stock underlying options not currently exercisable.

(6) Includes 62,836 shares of Common Stock which Mr. Fred has the right to acquire upon exercise of options granted pursuant to the 1995 Plan and 1998 Plan. Excludes 20,500 shares of common stock underlying options not currently exercisable.

(7) Represents 15,002 shares of Common Stock which Mr. Paulick has the right to acquire within 60 days upon exercise of options granted pursuant to the Company's 1992 Employee Stock Option Plan and 1995 Employee Stock Option Plan.

(8) Includes 6,667 shares of Common Stock which Mr. McSweeney has the right to acquire upon exercise of stock options granted pursuant to the 1995 Plan.

(9) Includes 333,334 shares of Common Stock which Mr. Liguori has the right to acquire by converting the promissory note he received in connection with the Company's purchase of Kolar Machine, Inc.

(10) Includes an aggregate of 504,007 shares of Common Stock which Messrs. August, Fred, Paulick, McSweeney and Liguori have the right to acquire upon exercise of outstanding options and conversion rights.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning employment agreements with, compensation of, and stock options granted to the Company's executive officers and directors, see "Item 10. Executive Compensation -- Employment Agreements; and Stock Options."

On January 1, 1996, the Company entered into a consulting agreement with Stanley Wunderlich. Mr. Wunderlich was a director of the Company from November 1995 until February 1, 1998, when he resigned from the Board of Directors. The agreement terminated by its own terms on December 31, 1997. The Company and Mr. Wunderlich entered into a new consulting agreement on January 1, 1998. This agreement terminated on December 31, 1999. Pursuant to the agreement, Mr. Wunderlich provided the Company with financial advisory consulting services including, but not limited to, assisting with financial public relations, arranging meetings with securities analysts and money managers, rendering advice with regard to changes in the capitalization or corporate structure of the Company, and advising the Company in connection with potential mergers or acquisitions. In consideration for these services, Mr. Wunderlich was compensated at the rate of $1,000 per month, including reasonable expenses. In addition, in January 1998, as further compensation for these consulting services, Mr. Wunderlich was granted 25,000 non-qualified stock options exercisable at a price of $7.50 per share for a period of five years.

Item 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits

3.1  Certificate of Incorporation of the Registrant, as amended.(1)

3.1(a) Certificate of Amendment of Certificate of Incorporation filed on July
     14, 1998.

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

10.3 1992 Stock Option Plan. (1)

10.4 1995 Employee Stock Option Plan.(12)

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

10.22 Employment Agreement between Kolar, Inc. and Daniel Liguori dated October 9, 1997.

10.23 Purchase Agreement dated as of November 10, 1997 between Kolar and Universal Instruments Corporation.

10.24 First Amendment to the Credit Agreement dated February 12, 1999.

10.25 Second Amendment to the Credit Agreement dated as of April 15, 1999.

10.26 Employment Agreement between the Company and Arthur August dated December 16, 1998.

10.27 Employment Agreement between the Company and Edward Fred dated December 16, 1998.

10.28 1998 Performance Equity Plan.

11.1 Statement regarding computation of per share earnings.(2)

16.1 Letter on change in certifying accountant. (7)

21.1 Subsidiaries of the Registrant.

*23.1 Consent of Goldstein Golub Kessler, LLP

*99.1 Risk Factors

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

(b)  Reports on Form 8-K

     None.

                                       CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------




Independent Auditor's Report                                         F-1


Consolidated Financial Statements:

   Balance Sheet as of December 31, 1999                            F-2

   Statement of Operations for the Years Ended
     December 31, 1999 and 1998                                     F-3

   Statement of Shareholders' Equity for the Years
     Ended December 31, 1999 and 1998                               F-4

   Statement of Cash Flows for the Years Ended
     December 31, 1999 and 1998                                     F-5

   Notes to Consolidated Financial Statements                    F-6 - F-16

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
CPI Aerostructures, Inc.

We have audited the accompanying consolidated balance sheet of CPI Aerostructures, Inc. and Subsidiary as of December 31, 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI Aerostructures, Inc. and Subsidiary as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

February 11, 2000

                                       CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                                    CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------

December 31, 1999
-----------------------------------------------------------------------------------------------------------------------
ASSETS (Notes 5 and 7)

Current Assets:
  Cash and cash equivalents                                                                              $     295,698
  Accounts receivable                                                                                        2,345,490
  Income tax refund receivable                                                                                  29,597
  Costs and estimated earnings in excess of billings on uncompleted contracts                                3,938,529
  Inventory                                                                                                  3,209,931
  Deferred income taxes, net of valuation allowance of $2,152,000                                              759,000
  Prepaid expenses and other current assets                                                                    121,184
----------------------------------------------------------------------------------------------------------------------

      Total current assets                                                                                  10,699,429

Property, Plant and Equipment, net                                                                           5,046,021

Goodwill                                                                                                     6,582,588

Other Assets                                                                                                   367,673

----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                                         $22,695,711
=======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                                        $  2,185,477
  Income taxes payable                                                                                          25,560
  Accrued expenses                                                                                             643,068
  Line of credit                                                                                               375,000
  Current portion of long-term debt                                                                          2,537,177

----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                                              5,766,282

Long-term Debt                                                                                               9,023,024

Accrued Interest                                                                                               346,667

Deferred Income Taxes                                                                                          366,000

----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                                     15,501,973
----------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Shareholders' Equity:
  Common stock - $.001 par value; authorized 50,000,000 shares,
   issued and outstanding 2,648,509 shares                                                                       2,649
  Additional paid-in capital                                                                                12,206,024
  Accumulated deficit                                                                                       (5,014,935)

----------------------------------------------------------------------------------------------------------------------
      Shareholders' equity                                                                                   7,193,738
----------------------------------------------------------------------------------------------------------------------

      Total Liabilities and Shareholders' Equity                                                           $22,695,711
======================================================================================================================

                                  See Notes to Consolidated Financial Statements
                                                                             F-2

                                       CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                          CONSOLIDATED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------

Year ended December 31,                                                                      1999                 1998
----------------------------------------------------------------------------------------------------------------------
Revenue                                                                               $21,603,284         $ 19,810,471

Cost of sales                                                                          15,668,154           24,763,293
----------------------------------------------------------------------------------------------------------------------

Gross profit (loss)                                                                     5,935,130           (4,952,822)

Selling, general and administrative expenses                                            4,018,232            4,422,786

----------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                                           1,916,898           (9,375,608)
----------------------------------------------------------------------------------------------------------------------

Other (income) expense:
  Interest income                                                                            (667)             (11,344)
  Interest expense                                                                      1,116,661            1,263,868
  Other income, net                                                                      (311,013)            (122,207)

----------------------------------------------------------------------------------------------------------------------
Total other expenses, net                                                                 804,981            1,130,317
----------------------------------------------------------------------------------------------------------------------

Income (loss) before provision (benefit) for income taxes                               1,111,917          (10,505,925)

Provision (benefit) for income taxes                                                      303,000           (1,940,000)

----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                   $     808,917        $  (8,565,925)
======================================================================================================================

Earnings (loss) per common share - basic                                            $         .31        $       (3.23)
======================================================================================================================

Earnings per common share - diluted                                                 $         .30                   -
======================================================================================================================

Shares used in computing earnings per common share:
  Basic                                                                                2,648,509            2,647,258
  Diluted                                                                              2,654,273                    -
=======================================================================================================================

                                  See Notes to Consolidated Financial Statements

                                      CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

Year ended December 31, 1998 and 1999
----------------------------------------------------------------------------------------------------------------------
                                                                                          Retained
                                                                         Additional       Earnings            Total
                                          Common                           Paid-in      (Accumulated      Shareholders'
                                          Shares            Amount         Capital        Deficit)           Equity
----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998                2,634,280         $2,634       $11,851,234    $ 2,742,073        $14,595,941

Net loss                                          -              -                 -     (8,565,925)        (8,565,925)

Amortization of fair value of
 warrants issued in conjunction
 with consulting agreement                        -              -            35,066              -             35,066

Shares issued upon exercise of
 stock warrants                              14,229             15            45,222              -             45,237
----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998              2,648,509          2,649        11,931,522     (5,823,852)         6,110,319

Net income                                        -              -                 -        808,917            808,917

Amortization of fair value of
 warrants issued in conjunction
 with consulting agreement                        -              -           274,502             -             274,502
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999              2,648,509         $2,649       $12,206,024    $(5,014,935)      $  7,193,738
======================================================================================================================


                                  See Notes to Consolidated Financial Statements

                                       CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                          CONSOLIDATED STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------

Year ended December 31,                                                                        1999               1998
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                                    $    808,917        $(8,565,925)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                         1,704,030          1,394,923
    Noncash consulting fees                                                                 274,502             35,066
    Deferred portion of provision for income taxes                                          266,000         (1,454,000)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                           (656,283)           131,071
      (Increase) decrease in income tax refund receivable                                   486,403           (516,000)
      (Increase) decrease in costs and estimated earnings in excess of billings
       on uncompleted contracts                                                            (832,605)         9,817,845
      Increase in inventory                                                                (771,516)          (121,284)
      Increase in prepaid expenses and other current assets                                 (19,183)                 -
      (Increase) decrease in other assets                                                  (379,740)            29,752
      Increase (decrease) in accounts payable and accrued expenses                          231,959           (200,105)
      Increase (decrease) in income taxes payable                                            25,560           (543,000)
      Increase in interest payable                                                          320,000                  -
----------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                        1,458,044              8,343
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                                                (245,438)           (78,892)
  Proceeds from sale of fixed assets                                                         11,183                  -
----------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                             (234,255)           (78,892)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from line of credit                                                              200,000            375,000
  Proceeds from officers note                                                               130,000                  -
  Repayment of long-term debt                                                            (1,512,387)        (1,797,575)
  Repayment of officers note                                                               (130,000)                 -
  Repayment of line of credit                                                              (200,000)                 -
  Proceeds from exercise of stock warrants                                                        -             45,237
----------------------------------------------------------------------------------------------------------------------
         Net cash used in financing activities                                           (1,512,387)        (1,377,338)
----------------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                                       (288,598)        (1,447,887)

Cash and cash equivalents at beginning of year                                              584,296          2,032,183
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                               $    295,698       $    584,296
======================================================================================================================
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                                           $    795,365        $ 1,237,201
======================================================================================================================
    Income taxes                                                                      $      11,197       $    560,819
======================================================================================================================
Supplemental schedule of noncash financing activity:
  Financing obligation incurred in connection with
   the acquisition of equipment                                                        $    505,274                  -
======================================================================================================================

                                  See Notes to Consolidated Financial Statements

                                        CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

1. PRINCIPAL   The Company consists of CPI Aerostructures, Inc. ("CPI") and
   BUSINESS    Kolar, Inc. ("Kolar"), a summary of wholly owned subsidiary
   ACTIVITY    formed in October 1997, collectively the "Company."
   AND SUMMARY
   OF          CPI's operations consist of the design and production of complex
   SIGNIFICANT aerospace structural subassemblies under U.S. government and ACCOUNTING commercial contracts. The length of the Company's contracts
   POLICIES    varies but is typically between one and two years for U.S.
               government contracts and up to 10 years for commercial contracts.

               Kolar's principal business is the precision computer numerical control machining of metal products on a contract-order basis. The Company operates in and distributes from New York State.

               CPI's revenue is recognized based on the percentage of completion method of accounting for long-term contracts measured by the percentage of total costs incurred to date to estimated total costs at completion for each contract. Contract costs include all direct material, labor costs, tooling and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Selling, general and administrative costs are charged to expense as incurred. Estimated losses on uncompleted contracts are recognized in the period in which such losses are determined. Changes in job performance may result in revisions to costs and income and are recognized in the period in which revisions are determined to be required. In accordance with industry practice, costs and estimated earnings in excess of billings on uncompleted contracts, included in the accompanying consolidated balance sheet, contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year. CPI's recorded revenue may be adjusted in later periods in the event that CPI's cost estimates prove to be inaccurate or a contract is terminated.

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

               The Company has incurred approximately $549,000 of costs of obtaining debt, and has deferred such costs. These costs will be amortized over the life of the debt. The unamortized portion of these deferred financing costs, approximately $259,000 at December 31, 1999, is included in other assets.

               On June 24, 1999, the shareholders of the Company voted to enact a one-for- three reverse stock split. All earnings per share calculations, number of shares and equity transactions have been restated as if the reverse split occurred on January 1, 1998.

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

               Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 5,764 were used in the calculation of diluted earnings per common share in 1999. The convertible securities attributable to the note payable - seller (see Note 5) have been excluded from the fully diluted computation as their effect would be antidilutive. In 1998, diluted earnings per share are not presented as the result is antidilutive.

2. COSTS AND   At December 31, 1999, costs and estimated earnings in excess of
   ESTIMATED   billings on uncompleted contracts consist of:
   EARNINGS
   IN EXCESS OF
   BILLINGS ON
   UNCOMPLETED
   CONTRACTS:

                                                            U.S.
                                                         Government       Commercial          Total
               ----------------------------------------------------------------------------------------
               Costs incurred on uncompleted
                contracts                                 $3,438,306      $10,581,169       $14,019,475
               Estimated earnings                          1,147,122        5,358,173         6,505,295
               ----------------------------------------------------------------------------------------
                                                           4,585,428       15,939,342        20,524,770
               Less billings to date                       2,566,070       14,020,171        16,586,241
               ----------------------------------------------------------------------------------------
                Costs and estimated earnings
                 in excess of billings on
                 uncompleted contracts                    $2,019,358     $  1,919,171      $  3,938,529
               ========================================================================================

               Unbilled costs and estimated earnings are billed in accordance with applicable contract terms. As of December 31, 1999, approximately $1,407,000 of the balances above are not expected to be collected within one year.

 3. INVENTORY: Inventory consists of the following:
                              Raw materials                                                                 $1,033,104
                              Work-in-progress                                                                 767,851
                              Finished goods                                                                 1,408,976
                              ----------------------------------------------------------------------------------------
                                                                                                            $3,209,931
                              ========================================================================================


4. PROPERTY,   Property, plant and equipment, at cost, consists of the following:
   PLANT AND
   EQUIPMENT
                                                                                                           Estimated
                              December 31, 1999                                                           Useful Life
                              ---------------------------------------------------------------------------------------
                              Land                                                      $   412,200
                              Machinery and equipment                                     5,470,248      5 to 10 years
                              Building                                                      918,693           39 years
                              Furniture and fixtures                                         60,034            7 years
                              Automobiles and trucks                                        101,498            5 years
                              Leasehold improvements                                         66,791            3 years
                              ----------------------------------------------------------------------------------------
                                                                                          7,029,464
                              Less accumulated depreciation and amortization              1,983,443
                              ----------------------------------------------------------------------------------------
                                                                                         $5,046,021
                              ========================================================================================

                              Approximately  $505,000 of  equipment  was financed in 1999  through  capital  lease obligations.  As of December 31, 1999, the Company  recorded  approximately  $29,000 of depreciation expense on this equipment.

 5. LONG-TERM   Long-term debt consists of the following:
    DEBT:

                              Note payable - bank (a)                                                     $  6,197,500
                              Note payable - bank (b)                                                          891,713
                              Note payable - seller (c)                                                      4,000,000
                              ----------------------------------------------------------------------------------------
                              Other (d)                                                                        470,988
                              ----------------------------------------------------------------------------------------
                                                                                                            11,560,201
                              Less current maturities                                                        2,537,177
                              ----------------------------------------------------------------------------------------
                                                                                                          $  9,023,024
                              ========================================================================================

                    (a) The note, as amended in December 1998, is payable to a commercial bank in monthly installments of $200,000 from January 2000 through December 2000, and $317,000 from January 2001 through December 2001, plus monthly interest at the bank's published prime rate (8.50% at

                         December 31, 1999) plus 1.5%. This note and the line of credit disclosed in Note 8 are collateralized by substantially all of the assets of the Company. The amended note provides that since certain conditions were not met by March 31, 1999, the Company was subjected to an additional $300,000 fee on this note.

                    (b) The note is payable to a commercial bank in monthly installments of $9,487, including interest at 8.3%, maturing October 31, 2007. This note is collateralized by Kolar's land and building.

                    (c) In 1997, the Company acquired substantially all of the assets of Kolar Machine Inc. The acquisition was partially financed through a $4,000,000 note payable to the seller ("Seller") of Kolar Machine Inc. The note payable to the Seller bears interest at 8% per annum. The Seller has deferred the Company's payment of interest on this note until January 2000. The accrued interest through December 1999 will be payable upon maturity of the Seller's note. Monthly interest payments will begin again in January 2000. This note matures April 1, 2002. The note payable - Seller is convertible into 333,334 shares of the Company's common stock at any time prior to the maturity of the note.

                    (d) This item consists of various capital leases on equipment as well as auto loans.

                     Maturities of long-term debt are as follows:

                     Year ending December 31,
                                 2000                         $  2,537,177
                                 2001                            3,933,057
                                 2002                            4,142,713
                                 2003                              149,819
                                 2004                              145,385
                                 Thereafter                        652,050
                     -----------------------------------------------------
                                                               $11,560,201
                     =====================================================

                    At December 31, 1999, the carrying value of the Company's long-term debt approximated its estimated fair value based upon current borrowing rates for similar issues.

6. COMMITMENTS:     The Company leases office and warehouse facilities under a noncancelable operating lease expiring in March 2000. As of April 1, 2000, the Company will continue renting its current facility on a month-to-month basis.

                    In September 1999, the Company entered into a noncancelable operating lease expiring in August 2002 for additional office and warehouse space.

                    The aggregate future minimum rental commitment under these leases are as follows:

                    Year ending December 31,
                                2000                              $  92,073
                                2001                                 51,720
                                2002                                 34,480
                    -------------------------------------------------------
                                                                   $178,273
                    =======================================================

                    Total rental expense for the years ended December 31, 1999 and 1998 amounted to $176,121 and $164,578, respectively. The Company is required to pay additional expenses, as defined.

                    The Company has employment agreements with four employees. The aggregate future commitment under these agreements are as follows:

                    Year ending December 31,
                                2000                            $   638,077
                                2001                                515,000
                    -------------------------------------------------------
                                                                 $1,153,077
                    =======================================================

                    These agreements provide for additional bonus payments that are calculated, as defined.

7. INCOME TAXES     The provision (benefit) for income taxes consists of the
                    following:

                          Year ended December 31,                                        1999                 1998
                     -------------------------------------------------------------------------------------------------
                              Current:
                                Federal                                                $    4,000         $   (497,000)
                                State and local                                            33,000               11,000
                     -------------------------------------------------------------------------------------------------
                                                                                           37,000             (486,000)
                     -------------------------------------------------------------------------------------------------
                              Deferred:
                                Federal                                                   231,000           (1,309,000)
                                State and local                                            35,000             (145,000)
                     -------------------------------------------------------------------------------------------------
                                                                                          266,000           (1,454,000)
                     -------------------------------------------------------------------------------------------------
                                                                                         $303,000          $(1,940,000)
                     =================================================================================================

                    The difference between the income tax provision (benefit) computed at the federal statutory rate and the actual tax provision (benefit) is accounted for as follows:

                              December 31,                                                   1999                 1998
                             ------------------------------------------------------------------------------------------
                              Taxes (benefit) computed at the federal
                               statutory rate                                           $ 378,000          $(3,572,000)
                              State income taxes (benefit), including
                               deferred, net of federal benefit                            25,000             (686,000)
                              Other, including officers' life insurance and
                               various permanent differences                                8,000               14,000
                              Nonutilization of net operating loss carryforward                 -            2,304,000
                              Utilization of net operating loss carryforward             (108,000)                   -
                             -----------------------------------------------------------------------------------------
                                                                                        $ 303,000          $(1,940,000)
                             ==========================================================================================

                    The components of deferred income tax assets (liabilities) are as follows:

                                                                                   Current                Noncurrent
                            ------------------------------------------------------------------------------------------
                              Long-term contracts                              $     (11,000)                        -
                              Property, plant and equipment                                -                 $(366,000)
                              Inventory                                               52,000                         -
                              Net operating loss carryforwards                     2,870,000                         -
                              Valuation allowance                                 (2,152,000)                        -
                            ------------------------------------------------------------------------------------------
                                                                                $    759,000                 $(366,000)
                            ===========================================================================================

                    As of December 31, 1999, the Company had net operating loss carryforwards of approximately $7,348,000 for federal income tax purposes expiring in 2013.

8. LINE OF CREDIT:  The Company has an  aggregate  $400,000  line of credit agreement, expiring June 30, 2000, with The Chase Manhattan Bank and Mellon Bank for working capital and other corporate purposes as needed. Borrowings are subject to limits based on amounts of accounts receivable and inventory, as defined. Interest is at the banks' prime rate (8.50% at December 31, 1999) plus 1.5%. The line of credit and the note payable described in Note 5(a) are collateralized by substantially all of the assets of the Company.

9. EMPLOYEE STOCK   In April 1992, the Company adopted the 1992 Stock Option
   OPTION PLANS:    Plan (the "1992 Plan"). The 1992 Plan, for which 83,334
                    common shares are reserved for issuance, provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company. The initial options granted



                                                                            F-11
                    to employees and directors with three or more years of service became exercisable as to one-third of the shares each year beginning on September 16, 1992. The initial options granted to those with less than three years of service became exercisable as to one-third of the shares each year beginning on September 16, 1993. The options may not be exercised more than five years from the date of issuance. In 1995, the option price for all outstanding employees' and director's stock options was lowered to $9.00.

                    In 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"), as amended, for which 200,000 common shares are reserved for issuance. The 1995 Plan provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company. The options' exercise price is equal to the closing price of the Company's shares on the day of issuance, except for incentive stock options granted to the Company's president, which are exercisable at 110% of the closing price of the Company's shares on the date of issuance.

                    In 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan, as amended, reserved 463,334 common shares for issuance. The 1998 Plan provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company. The options' exercise price is equal to the closing price of the Company's shares on the day of issuance, except for incentive stock options granted to the Company's president, which are exercisable at 110% of the closing price of the Company's shares on the date of issuance.

                    The Company has 42,778 options available for future grant under the 1992 Plan, no options available for grant under the 1995 Plan, and 150,332 options available for grant under the 1998 Plan.

                    If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated in the table below:

                                                      As Reported                     Pro Forma
                                                  1999           1998            1999            1998
                    ------------------------------------------------------------------------------------
                    Net income (loss)         $ 808,917    $(8,565,925)       $ 596,000     $(8,733,702)
                    ====================================================================================

                    Earnings (loss) per share:
                     Basic                    $    .31     $     (3.23)      $      .23     $     (3.30)
                     Diluted                  $    .30     $         -       $      .22     $         -
                    ====================================================================================

                    A summary of the status of the Company's three stock option plans as of December 31, 1999 and 1998 and changes during those years are as follows:

                                                                          1999                         1998
                    --------------------------------------------------------------------------------------------------
                                                                                Weighted-                    Weighted-
                                                                                 Average                       Average
                                                                                Exercise                      Exercise
                              Fixed Options                         Options       Price        Options          Price
                    --------------------------------------------------------------------------------------------------
                              Outstanding at beginning
                               of year                              327,468       $5.97         209,134          $5.52
                              Granted during year                   269,000        2.64         118,334           6.72
                              Exercised                              -             -            -                   -
                              Forfeited                              81,155        5.72         -                   -
                    --------------------------------------------------------------------------------------------------
                              Outstanding at end of year            515,313       $4.27         327,468          $5.97
                    ==================================================================================================

                    The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                                                            Weighted-
                                                             Number                   Average               Weighted-
                                                           Outstanding               Remaining               Average
                                  Range of                     and                  Contractual             Exercise
                              Exercise Price               Exercisable                 Life                   Price
                     -------------------------------------------------------------------------------------------------
                              $2.53 - $9.00                   515,313               3.79 years                   $4.27
                     =================================================================================================


                    The Company's assumptions used to calculate the fair values of options issued were (i) risk-free interest rate of 5.25%,
                    (ii) expected life of five years, (iii) expected volatility of 174.71% and (iv) expected dividends of zero.

10. WARRANTS        The Company sold 33,334 warrants to the Company's
    AND OPTIONS:    Underwriter ("Underwriter's Warrants") in September 1992 for
                    an aggregate of $100. The Underwriter's Warrants, as adjusted, entitle the Underwriter, or its assignees, to purchase up to 188,680 shares of common stock at an exercise price of $3.18 and an aggregate of 33,334 warrants exercisable at $7.50. In 1997, 68,714 of the Underwriter's
                    Warrants were exercised. The balance of the Underwriter's
                    Warrants expired on September 24, 1999.

                    In February 1995, the Company issued stock options to a consultant to purchase 40,000 common shares at $9.00 per share, which options and accompanying consulting agreement were terminated by the Company and are the subject of a lawsuit. In April 1995, the Company also granted options to purchase 6,667 shares at $6.00 per share to its counsel. All of these options are outside the employee stock option plans and expire in April 2000. In January 1996, the Company issued stock options to purchase 6,167 shares at $3.18 per share to a director.

                    In March 1996, the Company issued 100,000 warrants to Barber and Bronson, Inc. as partial compensation for acting as the Company's Placement Agent for its private placement of equity. These warrants entitle the Placement Agent to purchase 100,000 shares of common stock at an exercise price of $3 during the five-year period commencing June 19, 1996. In 1997, 10,000 of these warrants were exercised.

                    In September 1996, the Company issued options to purchase 3,334 shares of common stock to two directors at an exercise price of $6.00 per share of common stock. These options expire in 2001.

                    In February 1997, the Company issued options to purchase 3,334 shares of common stock to two directors at an exercise price of $6.18 per share of common stock. These options expire in 2002.

                    In January 1998, the Company issued options to purchase 25,000 shares of common stock to a consultant, who was also a director, at an exercise price of $7.50 per share of common stock. In February 1998, the Company issued options to purchase 3,334 shares of common stock to two directors at an exercise price of $6.93 per share of common stock. These options expire in 2003.

                    In March 1998, the Company issued 33,334 warrants to Gaines Berland, Inc. as compensation for acting as the Company's investment banker pursuant to a consulting agreement. These warrants entitle the investment banker to purchase 33,334 shares of common stock at an exercise price of $7.50 during the five-year period commencing April 1, 1998. This agreement was terminated in 1999. The Company recorded a charge to operations of $198,734 to write off the unamortized portion of warrants issued under this agreement.

                    In May 1999, the Company issued 100,000 warrants to Catalyst Financial Corp as partial compensation for acting as the Company's investment banker pursuant to a consulting agreement. These warrants entitle the investment banker to purchase 100,000 shares of common stock at an exercise price of $1.875 during the five-year period commencing May 4, 1999. In December 1999, the Company issued options to purchase 15,000 shares of common stock to a consultant at the exercise price of $2.53 per share of common stock. Also in December 1999, the Company issued options to purchase 10,000 shares of common stock to two directors at an exercise price of $2.53 per share of common stock.

11. MD-90           In March 1991, CPI entered into an agreement with Rohr,
    CONTRACT:       pursuant to which the Company agreed to provide Rohr with
                    apron assemblies and related components in connection with production of the then proposed McDonnell Douglas MD-90 jet aircraft. During the year ended December 31, 1998, approximately 23% of the Company's revenue was derived from this program.

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

12. EMPLOYEE        On September 11, 1996, CPI's board of directors instituted a
    BENEFIT PLANS:  defined contribution plan under Section 401(k) of the
                    Internal Revenue Code (the "Code"). On October 1, 1998, the
                    Company amended and standardized both the CPI and Kolar plans as required by the Code. Pursuant to the amended plan, qualified employees may contribute a percentage of their pre-tax eligible compensation to the Plan and the Company will match a percentage of each employee's contribution.
                    Additionally, the Company has a profit-sharing plan covering all eligible employees. Contributions by the Company are at the discretion of management. The amount of contributions recorded by the Company in 1999 and 1998 amounted to $119,627 and $116,355, respectively.


13. CONTINGENCIES:  From time to time the  Company  is  subject  to  routine litigation incidental to its business. The Company believes that the settlement of any pending legal proceedings will not have a material adverse effect on the Company's financial condition.


14. SEGMENT         The Company's operations are classified into two business
    INFORMATION:    segments: production of complex aerospace structural
                    subassemblies ("Aerospace") and computer numerical control machining of metal products ("Machining").

                    Summarized financial information by business segment for 1999 and 1998 are as follows:

                              December 31,                                              1999                 1998
                              ----------------------------------------------------------------------------------------
                              Net sales:
                                Aerospace                                            $  6,079,936        $   8,492,753
                                Machining                                              15,523,348           11,317,718
                              ----------------------------------------------------------------------------------------
                                                                                      $21,603,284         $ 19,810,471
                              ========================================================================================

                              Operating income (loss):
                                Aerospace                                           $     474,212         $(10,174,230)
                                Machining                                               1,442,686              798,622
                             -----------------------------------------------------------------------------------------
                                                                                     $  1,916,898        $  (9,375,608)
                             =========================================================================================

                              Total assets:
                                Aerospace                                            $  5,814,906        $   5,897,982
                                Machining                                              16,880,805           16,037,904
                             -----------------------------------------------------------------------------------------
                                                                                      $22,695,711         $ 21,935,886
                             =========================================================================================

                              December 31,                                                   1999                 1998
                              ----------------------------------------------------------------------------------------
                              Depreciation and amortization:
                                Aerospace                                          $       39,913        $     664,879
                                Machining                                                 718,433               83,746
                              ----------------------------------------------------------------------------------------
                                                                                    $     758,346        $     748,625
                              ========================================================================================

                              Capital expenditures:
                                Aerospace                                          $       23,487       $       42,512
                                Machining                                                 727,225               36,380
                              ----------------------------------------------------------------------------------------
                                                                                    $     750,712       $       78,892
                              ========================================================================================


15. MAJOR           Approximately 55% and 40% of the Company's sales in 1999 and
    CUSTOMERS:      1998, respectively, were to Universal Instruments Inc.
                    ("Universal").

                    Approximately 22% and 17% of the Company's sales in 1999 and 1998, respectively, were to the U.S. government.

                    Approximately 23% of the Company's sales in 1998 was to Rohr. At December 31, 1999, approximately 50% and 16% of accounts receivable were due from Universal and Rohr, respectively.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2000                     CPI AEROSTRUCTURES, INC.


                                          By: /s/ Arthur August
                                             ------------------
                                              Arthur August,
                                              President

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                                     Title                                     Date
      ---------                                     -----                                     ----
/S/ Arthur August                              Chairman of the Board,                    March 30, 2000
------------------------
Arthur August                                  President (Principal
                                               Executive Officer)
                                               and Director

/S/ Edward J. Fred                             Vice  President                           March 30, 2000
------------------
Edward J. Fred                                 (Principal
                                               Accounting and Financial

                                               Officer) and Director

/S/ Walter Paulick                             Director                                  March 30, 2000
------------------------
Walter Paulick

/S/ Kenneth McSweeney                          Director                                  March 30, 2000
-----------------------
Kenneth McSweeney