Form 10QSB
period 2000-03-31
CPI AEROSTRUCTURES INC
filed 2000-05-12
CIK 889348

CPI AEROSTRUCTURES, INC.


--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period            Commission File Number 1-11398
       ended March 31, 2000



                            CPI AEROSTRUCTURES, INC.
       (Exact Name of Small Business Issuer as Specified in its Character)



                 New York                                     11-2520310
      ---------------------------------------      --------------------------
         (State or Other Jurisdiction             (IRS Employer Identification
      of Incorporation or Organization)            Number)


                    200A EXECUTIVE DRIVE, EDGEWOOD, NY 11717
                    (Address of Principal Executive Offices)



                         Telephone number (631) 586-5200
                 (Issuer's Telephone Number Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares of common stock, par value $.001 per share, outstanding was 2,648,509 as of March 31, 2000.

                                                        CPI AERPSTRUCTURES, INC.

                                                                        INDEX
--------------------------------------------------------------------------------


Part I Financial Information:


       Item 1 - Consolidated Financial Statements:

       Independent Accountants' Review Report                             3

       Balance Sheets as of March 31, 2000 (Unaudited) and                4
         December 31, 1999

       Statements of Income for the Three Months ended March 31, 2000     5
         (Unaudited) and 1999 (Unaudited)

       Statements of Cash Flows for the Three Months ended March 31,      6
         2000 (Unaudited) and 1999 (Unaudited)

       Notes to Financial Statements (Unaudited)                          7

         Item 2 - Management's Discussion and Analysis of Financial       9
            Condition and Results of Operations

Part II.  Other

          Item 6 - Exhibits and Reports on Form 8-K                       11

          Signatures                                                      12

ACCOUNTANTS' REVIEW REPORT



To the Board of Directors
CPI Aerostructures, Inc. and Subsidiary

We have reviewed the accompanying condensed consolidated balance sheet of CPI Aerostructures, Inc. and Subsidiary as of March 31, 2000, and the related condensed statements of income and cash flows for the three month period then ended. These financial statements are responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the condensed financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York



April 27, 2000

                                                        CPI AEROSTRUCTURES, INC.

                                                     CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                                         March 31,  December 31,
                                                           2000        1999
                                                        (Unaudited)
--------------------------------------------------------------------------------
ASSETS
Current Assets:

  Cash and cash equivalents                             $  406,955   $  295,698
  Accounts receivable                                    2,208,658    2,345,490
  Income tax receivable                                        ---       29,597
  Costs and estimated earnings in excess of billings
      on uncompleted contracts (Note 2)                  3,923,359    3,938,529
  Inventory                                              3,526,618    3,209,931
  Deferred income taxes net of valuation allowance of
      $2,152,000                                           759,000      759,000
  Prepaid expenses and other current assets                118,262      121,184
--------------------------------------------------------------------------------
      Total current assets                              10,942,852   10,699,429

Property, Plant and Equipment, net                       5,315,074    5,046,021
Goodwill                                                 6,453,505    6,582,588
Other Assets                                               255,595      367,673
--------------------------------------------------------------------------------
      Total Assets                                     $22,967,026  $22,695,711
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                   $  2,471,620  $  2,185,477
  Accrued expenses                                        474,361       669,735
  Line of credit                                          375,000       375,000
  Current portion of long term debt                     2,912,480     2,537,177
  Income taxes payable                                    193,558        25,560
--------------------------------------------------------------------------------
      Total current liabilities                         6,427,019     5,792,949

Long term debt                                          8,348,067     9,023,024
Deferred income taxes                                     366,000       366,000
Interest payable                                          346,667       320,000
--------------------------------------------------------------------------------
      Total liabilities                                15,487,753    15,501,973
--------------------------------------------------------------------------------

Commitments
 Shareholders' Equity:
  Common stock - $.001 par value; authorized
   50,000,000 shares, 2,648,509 issued and
   outstanding                                             2,649          2,649
   Additional paid - in capital                       12,234,436     12,206,024
Accumulated deficit                                   (4,757,812)    (5,014,935)
--------------------------------------------------------------------------------
      Shareholders' equity                             7,479,273      7,193,738
--------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity     $22,967,026    $22,695,711
================================================================================
                                  See Notes to Consolidated Financial Statements

                                                        CPI AEROSTRUCTURES, INC.

                                               CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
For the Three Months Ended March 31,                   2000            1999
                                                            (Unaudited)
--------------------------------------------------------------------------------
Revenue                                             $   6,947,293  $  4,224,741

Cost of sales                                           5,033,787     2,737,695
--------------------------------------------------------------------------------
Gross profit                                            1,913,506     1,487,046

Selling, general and administrative expenses            1,050,087     1,155,779
--------------------------------------------------------------------------------

Income from operations                                    863,419       331,267
--------------------------------------------------------------------------------

Other (income) expense:
  Interest/other (income) expense                         161,181       (37,200)
  Interest expense                                        273,115       281,483
--------------------------------------------------------------------------------

Total other expenses, net                                 434,296       244,283
-------------------------------------------------------------------------------

Income before provision for income taxes                  429,123        86,984

Provision for income taxes                                172,000        35,000
--------------------------------------------------------------------------------

Net income                                           $    257,123   $    51,984
================================================================================

Earnings per common share - Basic                    $        .10   $       .02
--------------------------------------------------------------------------------

Earnings per common share - Diluted                  $        .09   $       .02
--------------------------------------------------------------------------------

Shares used in computing earnings per
  Common share:
      Basic                                             2,648,509     2,648,509
      Diluted                                           2,741,624     2,648,509
================================================================================


                                  See Notes to Consolidated Financial Statements

                                                        CPI AEROSTRUCTURES, INC.

                                            CONSOLIDATED STATEMENTS OF CASH FLOW
--------------------------------------------------------------------------------
For the Three Months Ended March 31,                   2000            1999
                                                            (Unaudited)
--------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                          $  257,123      $  51,984
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Depreciation and amortization                        379,363        345,095
    Non-cash consulting fees                              28,413            ---
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable         136,832        (94,923)
      (Increase) decrease in prepaid expenses and
      other current assets                                32,519         (1,927)
      Decrease in other assets                            79,740            ---
      (Increase) decrease in costs and estimated
       earnings in excess of billings on
       uncompleted contracts                              15,170        (99,990)
      Increase in inventory                             (316,687)      (401,394)
      Increase in accounts payable                       286,143        223,804
      Decrease in accrued expenses                      (168,707)      (157,363)
      Increase in income taxes payable                   167,998         35,000
--------------------------------------------------------------------------------
          Net cash provided (used) in operating
            activities                                   897,907        (99,714)
--------------------------------------------------------------------------------

Cash flows from investing activities:
Purchase of property and equipment                      (116,425)       (77,753)
Proceeds from sale of fixed assets                           ---          1,433
--------------------------------------------------------------------------------
          Net cash used in investing activities         (116,425)       (76,320)
--------------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of long-term debt                           (670,225)      (303,885)
  Proceeds from exercise of stock options/warrants           ---            ---
--------------------------------------------------------------------------------
          Net cash used in financing activities         (670,225)      (303,885)
--------------------------------------------------------------------------------
Net (Decrease) increase in cash                          111,257       (479,919)
Cash at beginning of period                              295,698        584,296
--------------------------------------------------------------------------------
Cash at end of period                                    406,955      $ 104,377
================================================================================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                             273,115      $ 201,483
================================================================================
    Income taxes                                     $     4,000      $   4,500
================================================================================

Supplemental schedule of non-cash financing activity:
  Financing obligation incurred in connection with
    the acquisition of equipment                     $  370,571             ---
================================================================================

                                  See Notes to Consolidated Financial Statements

                                                        CPI AEROSTRUCTURES, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

 1.    INTERIM             The financial  statements as of March 31, 2000 and for the three months ended March 31,
       FINANCIAL           2000 and 1999 are unaudited,  however,  in the opinion of the management of the Company,
       STATEMENTS          these  financial  statements  reflect  all  adjustments  (consisting  solely  of  normal recurring  adjustments)  necessary  to present  fairly  the  financial  position  of the
                           Company and the  results of  operations  for such  interim  periods are not  necessarily indicative of the results to be obtained for a full year.

 2.    COSTS AND           Costs and estimated earnings in excess of billings on uncompleted contracts consist of:
       ESTIMATED
       EARNINGS IN
       EXCESS OF                                                                    March 31, 2000
       BILLINGS ON         --------------------------------------------------------------------------------------------
       UNCOMPLETED
       CONTRACTS:                                                       U.S.
                                                                     Government         Commercial           Total
                          ---------------------------------------------------------------------------------------------

                              Costs incurred on uncompleted
                               contracts                              $3,233,934        $10,843,798        $14,077,732
                              Estimated earnings                       1,061,983          5,479,338          6,541,321
                          ---------------------------------------------------------------------------------------------
                                                                       4,295,917         16,323,136         20,619,053
                              Less billings to date                    2,370,506         14,325,188         16,695,694

                          ---------------------------------------------------------------------------------------------
                              Costs and estimated earnings
                               in excess of billings on
                               uncompleted contracts                  $1,925,411         $1,997,948         $3,923,359
                          =============================================================================================



                                                                                     December 31, 1999
                          --------------------------------------------------------------------------------------------
                                                                        U.S.
                                                                     Government         Commercial           Total
                          --------------------------------------------------------------------------------------------

                              Costs incurred on uncompleted
                               contracts                              $3,438,306        $10,581,169        $14,019,475
                              Estimated earnings                       1,147,122          5,358,173          6,505,295
                          --------------------------------------------------------------------------------------------

                                                                       4,585,428         15,939,342         20,524,770
                              Less billings to date                    2,566,070         14,020,171         16,586,241
                          --------------------------------------------------------------------------------------------
                              Costs and estimated earnings
                               in excess of billings on
                               uncompleted contracts                  $2,019,358        $ 1,919,171        $ 3,938,529
                         =============================================================================================

                                                        CPI AEROSTRUCTURES, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

 3.    EARNINGS PER COMMON    Basic  earnings  per share  calculations  are  computed by dividing  net income,  by the
       SHARE:                 weighted average number of common shares outstanding.

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

                              The  convertible  securities  attributable to a note payable have been excluded from the fully diluted computation as their effect would be antidilutive.

                              On June 24,  1999,  the  Company  enacted  a one for  three  reverse  stock  split.  All earnings  per share  calculations  and  equity  accounts  have been  restated  as if the reverse split occurred on January 1, 1999.

 4.       INVENTORY:          Inventory consists of the following:

                              Raw Materials                                                                $ 1,168,056
                              Work-in-Progress                                                                 719,332
                              Finished Goods                                                                 1,639,230
                              ----------------------------------------------------------------------------------------
                                                                                                           $ 3,526,618
                             =========================================================================================

 5.    SEGMENT  INFORMATION:  The  Company's  operations  are  classified  into two business  segments:  Production of complex aerospace structural sub-assembles  ("Aerospace") and computer numerical control machining of metal products ("Machining").

                              Summarized financial information by business segment for 2000 and 1999 are as follows:

                              March 31,                                                        2000               1999
                              ----------------------------------------------------------------------------------------

                              Net sales:
                                Aerospace                                                $1,750,065         $1,232,521
                                Machining                                                 5,197,228          2,992,220
                              ----------------------------------------------------------------------------------------
                                                                                         $6,947,293         $4,224,741
                              ========================================================================================

                              Operating income:
                                Aerospace                                                $  236,601       $     42,501
                                Machining                                                   626,818            288,766
                              ----------------------------------------------------------------------------------------
                                                                                         $  863,419         $  331,267
                              ========================================================================================

                              Total assets:
                                Aerospace                                              $  5,748,552       $  5,767,261
                                Machining                                                17,218,474         16,018,165
                              ----------------------------------------------------------------------------------------
                                                                                        $22,967,026        $21,785,426
                              ========================================================================================

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

Material Changes in Results of Operations

The Company's revenue for the three months ended March 31,2000 was $6,947,293 compared to $4,224,741 for the same period last year, representing an increase of $2,722,552 or 64%. This increase is largely attributable to the increase in the demand for board handlers produced by Kolar and the number of contracts awarded to CPI.

Gross profit increased by $426,460 or 29%, from the three months ended March 31, 1999 to the three months ended March 31, 2000. Gross profit as a percentage of revenue for the three months ended March 31, 2000 was 28% compared to 35% for the same period last year.

Selling, general, and administrative expenses decreased by $105,692, or 9%, from the three months ended March 31, 1999 to the three months ended March 31, 2000. Interest expense decreased by $8,368 for the three months ended March 31, 2000, compared to the same period last year.

Other expense increased by $198,381 over last year's other income. This increase is related to the write-off of acquisition charges for unconsummated transactions.

The resulting net income for the three months ended March 31, 2000, was $257,123 compared to $51,984 for the same period last year. Basic earnings per share was $.10 on 2,648,509 average shares outstanding, compared to $.02 per share on 2,648,509 average shares outstanding for fiscal 1999. Diluted earnings per share increased to $.09 per share compared to $.02 per share in 1999 on 2,741,624 and 2,648,509 weighted average shares outstanding, respectively.

Material Changes in Financial Condition

At March 31, 2000 and December 31, 1999, the Company had working capital of $4,515,833 and $4,906,480 respectively, a decrease of $390,647. This decrease is primarily attributable to a decrease in accounts receivable of $136,832, an increase in current portion of long-term debt of $375,303, and an increase in accounts payable of $286,143, offset by a decrease in accrued expenses of $195,374, and an increase in inventory of $316,687. A large portion of the Company's cash has been used for costs incurred on commercial and the numerous government contracts which do not allow progress payments that are in process. These costs are components of "Costs and estimated earnings in excess of billings on uncompleted contracts" and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms. The Company's continued requirement to incur significant costs, in advance of receipt of associated cash for commercial and government aircraft contracts, has caused an increase in the gap between aggregate costs and earnings and the related billings to date.

                                                        CPI AEROSTRUCTURES, INC.
                     Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


Net cash provided by operating activities for the three months ended March 31, 2000 was $897,907. This increase in cash was primarily the result of net income of $257,123, depreciation and amortization of $407,775, a decrease in accounts receivable of $136,832, a decrease in prepaid expenses and other current assets of $32,519, a decrease in other assets $79,740, a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $15,170, an increase in accounts payable of $286,143, and an increase in income taxes payable of $167,998 offset by an increase in inventory of $316,687 and a decrease in accrued expenses of $168,707.

Year 2000 Problem

The Company has evaluated the potential impact of the situation commonly referred to as the "Year 2000" ("Y2K") issue. The Y2K issue results from the problem with older computer software programs that only recognize the last two digits of the year in any date (e.g., "99"for "1999"). The Company has had no impacts of Y2K non-compliance from suppliers and customers.

                                                        CPI AEROSTRUCTURES, INC.

--------------------------------------------------------------------------------

ITEM 6.     Exhibits and Reports on Form 8-K

              a)  No Exhibits

              b) No reports on Form 8-K were filed with the Securities and Exchange Commission During the three months ended
                  March 31, 2000.

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

                                         CPI AEROSTRUCTURES, INC.



Dated:  May 12, 2000                     By:  /S/ Arthur August
                                              -----------------
                                              Arthur August
                                              President
                                             (Principal Executive Officer)



Dated:   May 12, 2000                    By:  /S/ Edward J. Fred
                                              ------------------
                                              Edward J. Fred
                                              Chief Financial Officer