Form 10QSB
period 2000-06-30
CPI AEROSTRUCTURES INC
filed 2000-08-11
CIK 889348

CPI AEROSTRUCTURES, INC.

-------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



           For the quarterly period      Commission File Number 1-11398
             Ended June 30, 2000



                            CPI AEROSTRUCTURES, INC.
       (Exact Name of Small Business Issuer as Specified in its Character)





       New York                                         11-2520310
-----------------------------------          ----------------------------------
(State or Other Jurisdiction                 IRS Employer Identification Number)
of Incorporation or Organization)


                    200A EXECUTIVE DRIVE, EDGEWOOD, NY 11717
                    (Address of Principal Executive Offices)



                         Telephone number (631) 586-5200
                 (Issuer's Telephone Number Including Area Code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___



                  The number of shares of common stock, par value $.001 per share, outstanding was 2,648,509 as of June 30, 2000.

                                                      CPI AEROSTRUCTURES, INC.

                                                                         INDEX
-------------------------------------------------------------------------------





Part I Financial Information:


       Item 1 - Consolidated Financial Statements:

       Independent Accountants' Review Report                           3

       Balance Sheets as of June 30, 2000 (Unaudited) and               4
         December 31, 1999 (Audited)

       Statements of Income for the Three Months and Six                5
         Months ended June 30, 2000 (Unaudited) and 1999
         (Unaudited)

       Statements of Cash Flows for the Six Months ended                6
          June 30, 2000 (Unaudited) and 1999 (Unaudited)

       Notes to Financial Statements (Unaudited)                        7

         Item 2 - Management's Discussion and Analysis                  9
           of Financial Condition and Results of Operations

Part II.  Other

         Item 2.  Changes In Securities And Use Of Proceeds            11

         Item 6 - Exhibits and Reports on Form 8-K                     11

         Signatures                                                    12

ACCOUNTANTS' REVIEW REPORT



To the Board of Directors
CPI Aerostructures, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of CPI Aerostructures, Inc. and Subsidiary as of June 30, 2000, and the related condensed consolidated statement of income for the six and three month period, then ended and the condensed consolidated statement of cash flows for the six month period then ended. These financial statements are responsibility of the company's management.

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



GOLDSTEIN GOLUB KESSLER LLP
New York, New York

July 28, 2000

                                                      CPI AEROSTRUCTURES, INC.

                                                   CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                 June 30,        December 31,
                                                   2000            1999
                                               (Unaudited)       (Audited)
--------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                     $  326,731         $  295,698
  Accounts receivable                            2,707,780          2,345,490
  Income tax receivable                                ---             29,597
  Costs and estimated earnings in
      excess of billings on uncompleted
      contracts (Note 2)                         4,151,696          3,938,529
  Inventory                                      3,649,999          3,209,931
  Deferred income taxes net of valuation
      allowance of $2,152,000                      759,000            759,000
  Prepaid expenses and other current assets         92,933            121,184
--------------------------------------------------------------------------------

      Total current assets                      11,688,139         10,699,429

Property, Plant and Equipment, net               5,275,942          5,046,021
Goodwill                                         6,324,423          6,582,588
Other Assets                                       223,255            367,673

--------------------------------------------------------------------------------
      Total Assets                             $23,511,759        $22,695,711
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                             $ 2,025,330       $  2,185,477
  Accrued expenses                                 745,538            669,735
  Line of credit                                 1,200,000            375,000
  Current portion of long term debt              3,345,884          2,537,177
  Income taxes payable                             397,560             25,560

--------------------------------------------------------------------------------
      Total current liabilities                  7,714,312          5,792,949

Long term debt                                   7,271,399          9,023,024
Deferred income taxes                              366,000            366,000
Interest payable                                   346,667            320,000

--------------------------------------------------------------------------------
      Total liabilities                         15,698,378         15,501,973
--------------------------------------------------------------------------------

Commitments
 Shareholders' Equity:
  Common stock - $.001 par value;
   authorized 50,000,000 shares,
   2,648,509 issued and outstanding                  2,649              2,649
   Additional paid - in capital                 12,262,849         12,206,024
   Accumulated deficit                         (4,452,117)         (5,014,935)
--------------------------------------------------------------------------------

      Shareholders' equity                       7,813,381          7,193,738

--------------------------------------------------------------------------------
      Total Liabilities and
        Shareholders' Equity                   $23,511,759        $22,695,711
================================================================================

                                  See Notes to Consolidated Financial Statements

                                                      CPI AEROSTRUCTURES, INC.

                                             CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                         For the Three Months Ended  June 30,       For the Six Months Ended June 30,
                                                     2000                 1999              2000               1999
                                                           (Unaudited)                           (Unaudited)
------------------------------------------------------------------------------------------------------------------------
Revenue                                            $ 7,351,536    $ 5,218,441         $ 14,298,829         $ 9,443,182

Cost of sales                                        5,705,358      3,686,861            10,739,145          6,766,965
------------------------------------------------------------------------------------------------------------------------

Gross profit                                         1,646,178      1,531,580             3,559,684          2,676,217
Selling, general and administrative expenses           896,136      1,210,906             1,946,223          2,024,276
------------------------------------------------------------------------------------------------------------------------

Income from operations                                 750,042        320,674             1,613,461            651,941
------------------------------------------------------------------------------------------------------------------------

Other (income) expense:
  Interest/other income                                (30,559)     (133,895)               130,622           (171,095)
  Interest expense                                     270,906        275,718               544,021            557,201
------------------------------------------------------------------------------------------------------------------------

Total other expenses, net                              240,347        141,823               674,643            386,106
------------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes               509,695        178,851               938,818            265,835

Provision for income taxes                             204,000         71,000               376,000            106,000
------------------------------------------------------------------------------------------------------------------------

Net income                                          $  305,695     $  107,851             $ 562,818          $ 159,835
========================================================================================================================

Earnings per common share - Basic                   $      .12     $      .04             $     .21          $    .06
------------------------------------------------------------------------------------------------------------------------

Earnings per common share - Diluted                 $      .11     $      .04             $     .20          $    .06
------------------------------------------------------------------------------------------------------------------------

Shares used in computing earnings per Common share:
      Basic                                          2,648,509      2,648,509            2,648,509           2,648,509
      Diluted                                        2,692,187      2,648,509            2,747,638           2,648,509
========================================================================================================================


                                  See Notes to Consolidated Financial Statements
                                                                              5

                                                      CPI AEROSTRUCTURES, INC.

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
For the Six Months Ended June 30,                       2000           1999
                                                            (Unaudited)
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                         $ 562,818     $  159,835
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Depreciation and amortization                      819,210        713,764
    Gain on disposal of fixed assets                    (1,107)           ---
    Changes in operating assets and liabilities:
      Increase in accounts receivable                 (362,290)      (593,918)
      Decrease in prepaid expenses and other
       current assets                                   57,848         24,331
      Decrease in other assets                          79,742            ---
      Increase in costs and estimated earnings
       in excess of billings on uncompleted
       contracts                                      (213,167)      (430,694)
      (Increase) decrease in inventory                (440,068)       111,717
      Decrease in accounts payable                    (160,147)      (238,914)
      Increase in accrued expenses                      75,803        201,287
      Increase in accrued interest                      26,667
      Increase in income taxes payable                 372,000        104,703
--------------------------------------------------------------------------------
          Net cash provided by in operating
           activities                                  817,309         52,111
--------------------------------------------------------------------------------
Cash flows from investing activities:
Purchase of property and equipment                    (252,592)      (106,158)
Proceeds from sale of fixed assets                       8,500         11,183
--------------------------------------------------------------------------------
          Net cash used in investing activities       (244,092)       (94,975)
--------------------------------------------------------------------------------
Cash flows from financing activities:
  Repayment of long-term debt                       (1,367,184)      (679,939)
  Proceeds from line of credit                         825,000        200,000
  Proceeds from officer's notes                         ------        130,000
--------------------------------------------------------------------------------
          Net cash used in financing activities       (542,184)      (349,939)
--------------------------------------------------------------------------------
Net (decrease) increase in cash                         31,033       (392,803)
Cash at beginning of period                            295,698        584,296
--------------------------------------------------------------------------------
Cash at end of period                                  326,731     $  191,493
================================================================================
Supplemental disclosures of cash flow
  information:

  Cash paid during the period for:
    Interest                                           544,021    $   368,530
================================================================================
    Income taxes                                   $     4,000    $     5,797
================================================================================
Supplemental schedule of non-cash financing activity:

  Financing obligation incurred in connection
    with the acquisition of equipment               $ 424,266         ---
================================================================================


                                  See Notes to Consolidated Financial Statements
                                                                               6

                                                      CPI AEROSTRUCTURES, INC.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

1.  INTERIM             The financial statements as of June 30, 2000 and for the
    FINANCIAL           six months ended June 30, 2000 and 1999 are unaudited,
    STATEMENTS          however, in  the opinion of the management of the
                        Company, these financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of operations for such interim periods and are not necessarily indicative of the results to be obtained for a full year.

 2. COSTS AND                 Costs and estimated earnings in excess of billings on uncompleted contracts consist of:
    ESTIMATED
    EARNINGS IN                                                                        June 30, 2000
    EXCESS OF                 ----------------------------------------------------------------------------------------
    BILLINGS ON
    UNCOMPLETED                                                         U.S.
    CONTRACTS:                                                       Government         Commercial           Total
                              ----------------------------------------------------------------------------------------
                              Costs incurred on uncompleted
                              contracts                               $4,470,985        $11,229,938        $15,700,923
                              Estimated earnings                       1,345,469          5,654,859          7,000,328
                              -----------------------------------------------------------------------------------------

                                                                       5,816,454         16,884,797         22,701,251
                              Less billings to date                    3,896,870         14,652,685         18,549,555

                              -----------------------------------------------------------------------------------------
                              Costs and estimated earnings
                              in excess of billings on
                              uncompleted contracts                   $1,919,584         $2,232,112         $4,151,696
                              =========================================================================================


                                                                                     December 31, 1999
                              ----------------------------------------------------------------------------------------

                                                                        U.S.
                                                                     Government         Commercial           Total
                              ----------------------------------------------------------------------------------------

                              Costs incurred on uncompleted
                              contracts                               $3,438,306        $10,581,169        $14,019,475
                              Estimated earnings                       1,147,122          5,358,173          6,505,295
                              -----------------------------------------------------------------------------------------

                                                                       4,585,428         15,939,342         20,524,770
                              Less billings to date                    2,566,070         14,020,171         16,586,241
                              -----------------------------------------------------------------------------------------
                              Costs and estimated earnings
                              in excess of billings on
                              uncompleted contracts                   $2,019,358        $ 1,919,171        $ 3,938,529
                              =========================================================================================

                                                      CPI AEROSTRUCTURES, INC.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

 3.    EARNINGS PER     Basic  earnings  per share is computed by dividing net
       COMMON SHARE:    income,  by the weighted  average number of common
                        shares outstanding.

                        Diluted earnings per share is computed by dividing net income, increased by proforma reductions in interest expense (net of tax) resulting from the assumed exercise of stock options and warrants and the resulting assumed reduction of outstanding indebtedness, by the weighted average number of common and common equivalent shares outstanding.

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

 4.       INVENTORY:    Inventory consists of the following:

                        Raw Materials                         $ 1,061,688
                        Work-in-Progress                          860,719
                        Finished Goods                          1,727,592
                        -------------------------------------------------
                                                              $ 3,649,999
                        =================================================

 5.    SEGMENT          The Company's operations are classified into two
       INFORMATION:     business segments:  Production of complex aerospace
                        structural sub-assembles ("Aerospace") and computer numerical control machining of metal products
                        ("Machining").

                        Summarized financial information by business segment for 2000 and 1999 are as follows:

                        For the six months
                        ended June 30,            2000               1999
                        --------------------------------------------------------

                        Net sales:
                          Aerospace           $  3,828,113         $2,937,570
                          Machining             10,470,716          6,505,612
                        -----------------------------------------------------
                                              $ 14,298,829         $9,443,182
================================================================================

                        Operating income:
                          Aerospace           $    311,035        $   320,539
                          Machining              1,302,426            331,402
                        -----------------------------------------------------
                                              $  1,613,461        $   651,941
================================================================================


                                              June 30, 2000      Dec. 31, 1999
                                              -------------      -------------
                        Total assets:
                          Aerospace            $ 5,998,666       $  5,814,906
                          Machining             17,513,093         16,880,805
                        -----------------------------------------------------
                                               $23,511,759       $ 22,695,711
================================================================================

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

Material Changes in Results of Operations

The Company's revenue for the six months ended June 30, 2000 was $14,298,829 compared to $9,443,182 for the same period last year, representing an increase of $4,855,647 or 51%. This increase is largely attributable to the increase in the demand for board handlers produced by Kolar and the number of contracts awarded to CPI.

Gross profit increased by $883,467 or 33%, from the six months ended June 30, 1999 to the six months ended June 30, 2000. Gross profit as a percentage of revenue for the six months ended June 30, 2000 was 25% compared to 28% for the same period last year. The reduction in gross profit percentage is due primarily to a less profitable sales mix.

Selling, general, and administrative expenses decreased by $78,053, or 4%, from the six months ended June 30, 1999 to the six months ended June 30, 2000. Interest expense decreased by $13,180 for the six months ended June 30, 2000, compared to the same period last year.

Other expense increased by $301,71 over last year's other income.  This increase
is  related  to  the  write-off  of   acquisition   charges  for   unconsummated
transactions.

The resulting net income for the six months ended June 30, 2000, was $562,818 compared to $159,835 for the same period last year. Basic earnings per share was $.21 on 2,648,509 average shares outstanding, compared to $.06 per share on 2,648,509 average shares outstanding for fiscal 1999. Diluted earnings per share increased to $.20 per share compared to $.06 per share in 1999 on 2,747,638 and 2,648,509 weighted average shares outstanding, respectively.

Material Changes in Financial Condition

At June 30, 2000 and December 31, 1999, the Company had working capital of $3,973,827 and $4,906,480 respectively, a decrease of $932,653. This decrease is primarily attributable to an increase in the line of credit of $825,000, an increase in accrued expenses of $75,803, an increase in current portion of long-term debt of $808,707, and an increase in income taxes payable of $372,000, offset by a decrease in accounts payable of $160,147, an increase in accounts receivable of $362,290, an increase in cost and estimated earnings of $213,167 and an increase in inventory of $440,068. A large portion of the Company's cash has been used for costs incurred on commercial and the numerous government contracts which do not allow progress payments for contracts that are in process. These costs are components of "Costs and estimated earnings in excess of billings on uncompleted contracts" and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms. The Company's continued requirement to incur significant costs, in advance of receipt of associated cash for commercial and government aircraft contracts, has caused an increase in the gap between aggregate costs and earnings and the related billings to date. Cash has also been used to purchase additional inventory at Kolar because of numerous jobs due for delivery within the next few months.

                                                      CPI AEROSTRUCTURES, INC.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                                                      OPERATIONS
-------------------------------------------------------------------------------


Net cash provided by operating activities for the six months ended June 30, 2000 was $817,309. This increase in cash was primarily the result of net income of $562,818, depreciation and amortization of $819,210, a decrease in pre-paid expenses and other current assets of $57,848, a decrease in other assets of $79,742, an increase in accrued expenses of $75,803 and an increase in income taxes payable of $372,000, offset by an increase in accounts receivable of $362,290, an increase in cost and estimated earnings of $213,167, an increase in inventory of $440,068 and a decrease in accounts payable of $160,147.

Year 2000 Problem

The Company has evaluated the potential impact of the situation commonly referred to as the "Year 2000" ("Y2K") issue. The Y2K issue results from the problem with older computer software programs that only recognize the last two digits of the year in any date (e.g., "99"for "1999"). The Company has had no impacts of Y2K non-compliance from suppliers and customers.

                                                      CPI AEROSTRUCTURES, INC.

-------------------------------------------------------------------------------


ITEM 2.  Changes In Securities And Use Of Proceeds

         (c)      Recent Sales of Unregistered Securities

     During the three months ended June 30, 2000, the Company made the following sales of unregistered securities:


                                                             Consideration
                                                              Received and
                                                             Description of                           If Option,
                                                            Underwriting or                           Warrant or
                                                           Other Discounts to                         Convertible
                                                              Market Price       Exemption from     Security, Terms
                                                              Afforded to         Registration      of Exercise or
 Date of Sale        Title of Security     Number Sold         Purchasers            Claimed          Conversion
 ------------------ --------------------- --------------- --------------------- ------------------ ------------------
      5/18/00       Options to purchase      115,000      Options granted -           4(2)            Immediately
                        common stock                      no other                                    exercisable
                                                          consideration                             until 12/31/04
                                                          received by Company                       at an exercise
                                                          until exercise                            price of $2.79
                                                                                                       per share
 ------------------ --------------------- --------------- --------------------- ------------------ ------------------

      5/31/00       Options to purchase      350,000      Options granted -           4(2)            Immediately
                        common stock                      no other                                    exercisable
                                                          consideration                            until 5/31/10 at
                                                          received by Company                             an
                                                          until exercise                            exercise price
                                                                                                     of $2.59 per
                                                                                                         share
 ------------------ --------------------- --------------- --------------------- ------------------ ------------------



ITEM 6.     Exhibits and Reports on Form 8-K

              a)  Exhibits

                  Financial Data Schedule (6/30/00)

              b)  Reports on Form 8-K

                  No reports on Form 8-K were filed with the Securities and Exchange Commission during the six months ended June 30, 2000.

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



                                         CPI AEROSTRUCTURES, INC.



Dated:  August 11, 2000                  By:  /S/ Arthur August
                                             ------------------
                                             Arthur August
                                             President
                                             (Principal Executive Officer)



Dated:  August 11, 2000                  By:  /S/ Edward J. Fred
                                              ------------------
                                             Edward J. Fred
                                             Chief Financial Officer