Form 10QSB
period 2000-09-30
CPI AEROSTRUCTURES INC
filed 2000-11-14
CIK 889348

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



           For the quarterly period      Commission File Number 1-11398
            Ended September 30, 2000



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___



     The number of shares of common stock, par value $.001 per share, outstanding was 2,648,509 as of September 30, 2000.

                                                      CPI AEROSTRUCTURES, INC.
                                                                        INDEX
-------------------------------------------------------------------------------






Part I Financial Information:


       Item 1 - Consolidated Financial Statements:

       Independent Accountants' Review Report                               3

       Balance Sheets as of September 30, 2000 (Unaudited) and              4
         December 31, 1999 (Audited)

       Statements of Income for the Three Months and Nine Months            5
         ended September 30, 2000 (Unaudited) and 1999 (Unaudited)

       Statements of Cash Flows for the Nine Months ended                   6
         September 30, 2000 (Unaudited) and 1999 (Unaudited)

       Notes to Financial Statements (Unaudited)                            7

         Item 2 - Management's Discussion and Analysis of                   9
            Financial Condition and Results of Operations

Part II.  Other

         Item 4 - Submission of Matters to a Vote of Security Holders      10

         Item 5 - Other Information                                        11

         Item 6 - Exhibits and Reports on Form 8-K                         11


       Signatures                                                          12

ACCOUNTANTS' REVIEW REPORT




To the Board of Directors
CPI Aerostructures, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of CPI Aerostructures, Inc. and Subsidiary as of September 30, 2000, and the related condensed consolidated statement of income for the nine and three month period, then ended and the condensed consolidated statement of cash flows for the nine month period then ended. These financial statements are responsibility of the company's management.

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


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

October 26, 2000

                                                        CPI AEROSTRUCTURES, INC.

                                                    CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                September 30,      December 31,
                                                   2000               1999
                                                (Unaudited)        (Audited)
--------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                      $    412,857   $    295,698
  Accounts receivable                               2,289,902      2,345,490
  Income tax receivable                                  --           29,597
  Costs and estimated earnings in
      excess of billings on
      uncompleted contracts (Note 2)                4,672,711      3,938,529
  Inventory                                         4,412,793      3,209,931
  Deferred income taxes net of valuation
      allowance of $2,152,000                         759,000        759,000
  Prepaid expenses and other current assets            47,858        121,184
                                                 ------------   ------------
      Total current assets                         12,595,121     10,699,429

Property, Plant and Equipment, net                  5,157,216      5,046,021
Goodwill                                            6,195,340      6,582,588
Other Assets                                          190,917        367,673

                                                 ------------   ------------
      Total Assets                               $ 24,138,594   $ 22,695,711
                                                 ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                               $  2,161,180   $  2,185,477
  Accrued expenses                                    600,086        669,735
  Line of credit                                    1,700,000        375,000
  Current portion of long term debt                 3,672,031      2,537,177
  Income taxes payable                                682,660         25,560
                                                 ------------   ------------
      Total current liabilities                     8,815,957      5,792,949

Long term debt                                      6,336,433      9,023,024
Deferred income taxes                                 366,000        366,000
Interest payable                                      346,667        320,000
                                                 ------------   ------------
      Total liabilities                            15,865,057     15,501,973
                                                 ------------   ------------
Commitments
 Shareholders' Equity:
  Common stock - $.001 par value;
   authorized 50,000,000 shares,
   2,648,509 issued and outstanding                     2,649          2,649
   Additional paid - in capital                    12,291,261     12,206,024
   Accumulated deficit                             (4,020,373)    (5,014,935)
                                                 ------------   ------------
      Shareholders' equity                          8,273,537      7,193,738
                                                 ------------   ------------
      Total Liabilities and
        Shareholders' Equity                     $ 24,138,594   $ 22,695,711
                                                 ============   ============

                                 See Notes to Consolidated Financial Statements

                                                         CPI AEROSTRUCTURE, INC.

                                              CONSOLIDATED STATEMENTS OF INCOME

-------------------------------------------------------------------------------

                                         For the Three Months         For the Nine Months
                                           Ended  Sept. 30,            Ended Sept. 30,
                                           2000          1999         2000          1999
                                               (Unaudited)                (Unaudited)
----------------------------------------------------------------------------------------------
Revenue                                  $ 7,976,254    $ 5,691,421    $22,275,083 $15,134,603

Cost of sales                              5,891,425      3,990,846     16,630,570  10,757,811
----------------------------------------------------------------------------------------------

Gross profit                               2,084,829      1,700,575      5,644,513   4,376,792
Selling, general and administrative
  expenses                                 1,120,468      1,019,868      3,066,691   3,044,144
----------------------------------------------------------------------------------------------

Income from operations                       964,361        680,707      2,577,822   1,332,648
----------------------------------------------------------------------------------------------

Other (income) expense:
  Interest/other income                      (39,849)       (43,725)        90,773    (214,820)
  Interest expense                           285,466        282,306        829,487     839,507
-----------------------------------------------------------------------------------------------
Total other expenses, net                    245,617        238,581        920,260     624,687
-----------------------------------------------------------------------------------------------

Income before provision for
  income taxes                               718,744        442,126      1,657,562     707,961

Provision for income taxes                   287,000        178,000        663,000     284,000
-----------------------------------------------------------------------------------------------

Net income                                $  431,744     $  264,126      $ 994,562  $  423,961
==============================================================================================

Earnings per common share - Basic         $      .16     $      .10     $      .38  $      .16
----------------------------------------------------------------------------------------------

Earnings per common share - Diluted       $      .16     $      .10     $      .36  $      .16
----------------------------------------------------------------------------------------------

Shares used in computing earnings per
  Common share:
      Basic                                2,648,509      2,648,509      2,648,509   2,648,509
      Diluted                              2,765,223      2,648,509      2,753,467   2,648,509
==============================================================================================





                                 See Notes to Consolidated Financial Statements

                                                         CPI AEROSTRUCTURE, INC.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
For the Nine Months Ended September 30,                  2000           1999
                                                             (Unaudited)
-------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                            $ 994,562    $  423,961
  Adjustments to reconcile net income to
   net cash used in operating activities:
    Depreciation and amortization                       1,232,256     1,564,460
    Loss on disposal of fixed assets                          481          ---
    Changes in operating assets and
     liabilities:
      Decrease (increase) in accounts receivable           55,588      (590,839)
      Decrease in prepaid expenses and other
        current assets                                    102,923       534,945
      (Increase) decrease in other assets                  79,741      (300,000)
      Increase in costs and estimated earnings
       in excess of billings on uncompleted
       contracts                                         (734,182)     (623,898)
      Increase in inventory                            (1,202,862)     (392,201)
      Decrease in accounts payable                        (24,297)     (428,559)
      (Decrease) increase in accrued expenses             (42,982)      441,450
       Increase in income taxes payable                   657,100       275,503
-------------------------------------------------------------------------------
          Net cash provided by operating activities     1,118,328       904,822
-------------------------------------------------------------------------------

Cash flows from investing activities:
Purchase of property and equipment                       (252,592)     (248,040)
Proceeds from sale of fixed assets                          9,098        11,183
-------------------------------------------------------------------------------
          Net cash used in investing activities          (243,494)     (236,857)
-------------------------------------------------------------------------------

Cash flows from financing activities:

  Repayment of long-term debt                          (2,082,675)   (1,056,364)
  Repayment of officer's notes                             ------      (130,000)
  Repayment from line of credit                            ------      (200,000)
  Proceeds from officer's notes                            ------       130,000
  Proceeds from line of credit                          1,325,000       200,000
-------------------------------------------------------------------------------
          Net cash used in financing activities          (757,675)   (1,056,364)
-------------------------------------------------------------------------------
Net (decrease) increase in cash                           117,159      (388,399)
Cash at beginning of period                               295,698       584,296
-------------------------------------------------------------------------------
Cash at end of period                                     412,857    $  195,897
===============================================================================

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest                                            $ 829,487    $  598,140
===============================================================================
    Income taxes                                        $  12,645    $    8,497
===============================================================================

Supplemental schedule of non-cash financing activity:

  Financing obligation incurred in connection with
    the acquisition of equipment                        $ 530,938    $  471,581
================================================================================


                                  See Notes to Consolidated Financial Statements

                                                         CPI AEROSTRUCTURE, INC.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

 1. INTERIM        The financial statements as of September 30, 2000  and
    FINANCIAL      for the nine months ended September 30, 2000 and 1999 are
    STATEMENTS     unaudited. However, in the opinion of the management of
                   the Company, these financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of operations for such interim periods and are not necessarily indicative of the results to be obtained for a full year.

 2. COSTS AND     Costs and estimated earnings in excess of billings on
    EXTIMATED     uncompleted contracts consist of:
    EARNINGS IN
    EXCESS OF
    BILLINGS ON                                                         September 30, 2000
    UNCOMPLETED   ----------------------------------------------------------------------------------------
    CONTRACTS:                                             U.S.
                                                         Government         Commercial           Total
                  ----------------------------------------------------------------------------------------
                  Costs incurred on uncompleted
                   contracts                              $3,941,679        $11,436,748        $15,378,427
                  Estimated earnings                       1,304,338          5,914,280          7,218,618
                  ----------------------------------------------------------------------------------------
                                                           5,246,017         17,351,028         22,597,045
                  Less billings to date                    2,951,942         14,972,392         17,924,334
                  ----------------------------------------------------------------------------------------
                  Costs and estimated earnings
                   in excess of billings on
                   uncompleted contracts                  $2,294,075         $2,378,636         $4,672,711
                  ========================================================================================

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

                                                         CPI AEROSTRUCTURE, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

 3.  EARNINGS PER      Basic  earnings  per share is computed by dividing
     COMMON SHARE:     net income,  by the weighted  average Number of
                       common shares outstanding.

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

 4.  INVENTORY:        Inventory consists of the following:

                       Raw Materials                             $ 1,638,521
                       Work-in-Progress                              858,800
                       Finished Goods                              1,915,472
                       --------------------------------------------------------
                                                                  $ 4,412,793
                       ========================================================

 5.  SEGMENT           The  Company's  operations  are  classified  into two
     INFORMATION:      business  segments:  Production of complex aerospace
                       structural sub-assembles ("Aerospace") and computer numerical control machining of metal products
                       ("Machining").

                       Summarized financial information by business segment for 2000 and 1999 are as follows:

                       For the nine months ended
                        September 30,                2000              1999
                       --------------------------------------------------------

                       Net sales:
                         Aerospace              $  5,705,100        $ 4,273,838
                         Machining                16,569,983         10,860,765
                       --------------------------------------------------------
                                                $ 22,275,083        $15,134,603
                       ========================================================

                       Operating income:
                         Aerospace              $    530,185       $    223,144
                         Machining                 2,047,637          1,109,504
                       --------------------------------------------------------
                                                $  2,577,822       $  1,332,648
                       ========================================================

                       Total assets:
                         Aerospace              $  6,402,782       $  5,643,838
                         Machining                17,735,812         16,665,709
                       --------------------------------------------------------
                                                $ 24,138,594       $ 22,309,547
                       ========================================================

                                                         CPI AEROSTRUCTURE, INC.

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

Material Changes in Results of Operations

The Company's revenue for the nine months ended September 30, 2000 was $22,275,083 compared to $15,134,603 for the same period last year, representing an increase of $7,140,480 or 47%. This increase is largely attributable to the increase in the demand for board handlers produced by Kolar and the number of contracts awarded to CPI.

Gross profit increased by $1,267,721 or 29%, from the nine months ended September 30, 1999 to the nine months ended September 30, 2000. Gross profit as a percentage of revenue for the nine months ended September 30, 2000 was 25% compared to 29% for the same period last year. The reduction in gross profit percentage is due primarily to a less profitable sales mix.

Selling, general, and administrative expenses increased by $22,547, or 1%, from the nine months ended September 30, 1999 to the nine months ended September 30, 2000. Interest expense decreased by $10,020 for the nine months ended September 30, 2000, compared to the same period last year.

Other expense increased by $295,573 over last year's other expense. This increase is related to the write-off of acquisition charges for unconsummated transactions.

The resulting net income for the nine months ended September 30, 2000, was $994,562 compared to $423,961 for the same period last year. Basic earnings per share was $.38 on 2,648,509 average shares outstanding, compared to $.16 per share on 2,648,509 average shares outstanding for fiscal 1999. Diluted earnings per share increased to $.36 per share compared to $.16 per share in 1999 on 2,753,467 and 2,648,509 weighted average shares outstanding, respectively.

Material Changes in Financial Condition

At September 30, 2000 and December 31, 1999, the Company had working capital of $3,779,164 and $4,906,480 respectively, a decrease of $1,127,316. This decrease is primarily attributable to an increase in the line of credit of $1,325,000, an increase in current portion of long-term debt of $1,134,854, an increase in income taxes payable of $657,100, a decrease in accounts receivable of $55,588, offset by an increase in cost and estimated earnings of $734,182, a decrease in accounts payable of $24,297, an increase in inventory of $1,202,862, and a decrease in accrued expenses of $42,982. A large portion of the Company's cash has been used for costs incurred on commercial and the numerous government contracts which do not allow progress payments for contracts that are in process. These costs are components of "Costs and estimated earnings in excess of billings on uncompleted contracts" and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms. The Company's continued requirement to incur significant costs, in advance of receipt of associated cash for commercial and government aircraft contracts, has caused an increase in the gap between aggregate costs and earnings and the related billings to date. Cash has also been used to purchase additional inventory at Kolar because of numerous jobs due for delivery within the next few months.

                                                         CPI AEROSTRUCTURE, INC.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


Net cash provided by operating activities for the nine months ended September 30, 2000 was $1,118,328 as compared to $904,822 for the nine months ended September 30, 1999. This increase in cash was primarily the result of net income of $994,562, depreciation and amortization of $1,232,256, a decrease in pre-paid expenses and other current assets of $102,923, a decrease in other assets of $79,741, an increase in income taxes payable of $657,100 and a decrease in accounts receivable of $55,588, offset by, an increase in cost and estimated earnings in excess of billings on uncompleted contracts of $734,182, an increase in inventory of $1,202,862, a decrease in accounts payable of $24,297 and a decrease in accrued expenses of $42,982.

Year 2000 Problem

The Company has evaluated the potential impact of the situation commonly referred to as the "Year 2000" ("Y2K") issue. The Y2K issue results from the problem with older computer software programs that only recognize the last two digits of the year in any date (e.g., "99" for "1999"). The Company has had no impacts of Y2K non-compliance from suppliers and customers.

ITEM 4.     Submission of Matters to a vote of Security Holders

a)   An Annual Meeting of Shareholders was held on August 8, 2000 ("Annual
     Meeting")

b)   Two matters were voted upon at the Annual Meeting, as follows:

     1) Mr. Walter Paulick was re-elected as a Director with 2,317,955 votes cast for Mr. Paulick's re-election and 85,249 votes withholding authority for his re-election.

     2) The shareholders' voted to approve the Company's Performance Equity Plan 2000, 1,130,625 shares were voted "For" approval of the plan, 213,358 shares voted "Against" approval of the plan and 18,846 shares "Abstained" from the vote.

                                                         CPI AEROSTRUCTURE, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


ITEM 5. Other Information

        Pursuant to the Company's By-Laws, shareholders are advised that in order for a shareholder to present any proposal at the Company's annual meeting of shareholders to be held in 2001, such proposal must be submitted in writing to the Company at its principal office in Edgewood, New York no later than March 5, 2001 (120 days in advance of the date the Company's proxy statement was mailed to the shareholders in 2000).

ITEM 6. Exhibits and Reports on Form 8-K

a)      Exhibits

b)      Financial Data Schedule (9/30/00)

c)      No reports on Form 8-K were filed with the Securities and
        Exchange Commission during the nine months ended September 30,
        2000

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

                                              CPI AEROSTRUCTURES, INC.



Dated:  November 14, 2000                     By:  /S/ Arthur August
                                                   -----------------
                                              Arthur August
                                              President
                                              (Principal Executive Officer)



Dated:  November 14, 2000                    By:  /S/ Edward J. Fred
                                                  ------------------
                                             Edward J. Fred
                                             Chief Financial Officer