Form 10KSB40
period 2000-12-31
CPI AEROSTRUCTURES INC
filed 2001-04-17
CIK 889348

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

     For the fiscal year ended           December 31, 2000
                                   ----------------------------------

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

     For the transition period from ______________ to _________________

                         Commission file number 1-11398
                                -----------------


    New York                                            11-2520310
----------------------                              ---------------
(State or Other Jurisdiction                        (I.R.S. Employer
of Incorporation or Organization)                   Identification No.)

200A Executive Drive, Edgewood, New York                  11717
----------------------------------------               -----------
(Address of Principal Executive Offices)               (Zip Code)

                                 (631) 586-5200
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                            Name of Each Exchange on Which
Title of Each Class                           Each Class is Registered
-------------------                         ------------------------------
            None                                          None
      -----------------                     ------------------------------

              Securities registered under Section 12(g) of the Act:

                     Common Stock, $.001 par value per share
              -----------------------------------------------------
                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing  requirements  for past 90 days. Yes X   No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were $28,621,681.

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on April 10, 2001 was approximately $5,158,943.

     As of April 10, 2001, the Issuer had 2,648,509 shares of Common Stock, $.001 par value, outstanding.

     Transitional Small Business Disclosure Format: Yes _____ No X

                            CPI AEROSTRUCTURES, INC.
                         FORM 10-KSB ANNUAL REPORT-2000
                                TABLE OF CONTENTS

PART I                                                                      PAGE

Item 1.      Description of Business........................................   3
Item 2.      Description of Property........................................   9
Item 3.      Legal Proceedings..............................................   9
Item 4.      Submission of Matters to a Vote of Security Holders............   9

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters.......   9
Item 6.      Management's Discussion and Analysis...........................  11
Item 7.      Financial Statements...........................................  13
Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................  13

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act.............  13
Item 10.     Executive Compensation.........................................  15
Item 11.     Security Ownership of Certain Beneficial Owners and Management.  19
Item 12.     Certain Relationships and Related Transactions.................  21
Item 13.     Exhibits, List and Reports on Form 8-K.........................  21

Item 1.  DESCRIPTION OF BUSINESS

Business Development

         The business of CPI Aerostructures, Inc. (the "Company") is conducted through two distinct corporations. The parent company, CPI Aerostructures, Inc. ("CPI") is engaged in contract production of structural aircraft parts and sub-assemblies for the commercial and military sectors of the aircraft industry. In connection with its commercial assembly operations, CPI provides engineering, technical and program management services to its customers. CPI also owns all of the outstanding stock of Kolar, Inc. ("Kolar"), which manufactures precision machine parts and sub-assemblies for the electronics industry, including computer and microwave device manufacturers, as well as the materials handling, aerospace and banking industries. As used herein, "CPI" refers to the aircraft products business and the "Company" refers to the business of both CPI and Kolar taken together.

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

Business of Issuer

         CPI is engaged in contract production of structural aircraft parts and sub-assemblies for the commercial and military sectors of the aircraft industry. The following table sets forth information relating to the approximate dollar amounts and percentages of CPI's revenue from the commercial and military sectors of the aircraft industry:


                                        Years Ended
                       December 31,                         December 31,
                          2000                                  1999
                       ------------                         ------------
                                (Dollar amounts in thousands)

Commercial       $2,007               24.3%         $1,408              23.2%

Military          6,254               75.7           4,672              76.8
                 ------              -----          ------             -----

  Total          $8,261              100.0%         $6,080             100.0%
                 ======              =====          ======             =====


         Kolar manufactures precision parts and sub-assemblies for a variety of different markets. Kolar accounted for approximately 71% (or $20,360,000) of the Company's revenue in 2000 and 72% (or $15,500,000) of the Company's revenue in 1999.

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

         Kolar

         Kolar's principal products include detail parts and major sub-assemblies for high-speed machines that route printed circuit boards through a series of operations while inserting and bonding components to the board. The printed circuit boards are ultimately used in ATM machines, computers, and a variety of other electronic devices.

         In the materials handling market, Kolar's customers produce high speed equipment used for the weighing and measuring of cartons and containers.

Customers and Contracts

         CPI - Commercial

         Pursuant to long-term agreements with Rohr Industries, Inc. (owned by B. F. Goodrich), a leading commercial aircraft supplier of nacelles, CPI operates as a subcontractor under Rohr's production programs with The Boeing Company. In June 1994, Rohr sold its corporate jet business to the Nordam Corporation ("Nordam") and CPI's agreement with Rohr concerning the Hawker 1000 Executive Jet, an eight to ten seat aircraft, was transferred to Nordam. CPI provides Nordam with engine mounts and all related sub-assemblies and components, which are now used in connection with production of the Lear 60 Executive Jet. CPI's agreement with Nordam contains provisions that allow termination of such contract at will, in whole or in part, at the convenience of the customer and generally provides that the customer must reasonably compensate CPI for work performed through the termination date. For the years ended December 31, 1999 and 2000, sales derived from Nordam were approximately 23% and 24%, respectively.

         Generally, CPI's commercial agreements provide that the price for products is subject to annual adjustment calculated in accordance with an escalation formula (based on statistics published by the United States Department of Labor), which account primarily for industry costs for labor and materials. In addition, the agreements contain re-pricing provisions which adjust the price under certain circumstances as a result of changes in the scope, design, quantity or delivery schedule provisions.


         CPI - Military

         CPI supplies structural aircraft parts and sub-assemblies to the military under prime contracts with several branches of the United States Government. For the years ended December 31, 1999 and 2000, 77% and 76%, respectively, of CPI's revenues were derived from military contracts.

         As of December 31, 1999 and 2000, CPI had eighty-two and one-hundred thirteen military contracts, respectively, in various stages of completion. Additionally, the Company has added forty-nine new military contracts since

December 31, 2000. Contract terms are generally one to two years. Product prices under these contracts are fixed. Each contract obligates CPI to deliver a specific quantity of units according to specified delivery schedules. Each contract contains re-pricing clauses, which adjust the fixed price for each product delivered in the event that the government requests design, quantity or schedule changes for products. CPI generally provides its own tooling to produce products under military contracts. CPI typically recovers all of its tooling costs under a contract following the delivery of the first unit produced. For contracts with an aggregate dollar amount in excess of $100,000, CPI is generally entitled to receive progress payments to cover approximately 90% of CPI's total costs at the time of the request.

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

         Kolar

         Kolar operates almost exclusively on a purchase order basis with its current customers. The one exception is the Purchase Agreement, described below, entered into between Universal Instrument Corporation ("Universal") and Kolar in November 1997. Kolar has long-standing relationships with its two major customers, including Universal, which customers together comprise over 91% of Kolar's revenues.

         During the later part of 2000, and into the first quarter of 2001, Kolar has experienced a major downturn in the business it has received from Universal. Universal's major customers are in the semiconductor and electronics industries, and the worldwide slowdown in these segments has resulted in a substantial reduction in the number of orders for equipment that Universal has placed with Kolar. The Company anticipates at least a 50% reduction of revenue derived from this customer during 2001.

         Universal has been Kolar's largest customer for approximately thirteen years, and accounted for more than 81% and 77% of Kolar's revenues in 2000 and 1999, respectively. Kolar manufactures detail parts and a major sub-assembly for Universal's high speed machines that route printed circuit boards through a series of operations while inserting and bonding components to the board. Kolar also produces numerous other detail parts for various applications in machinery used by Universal. In November 1997, Universal entered into a Purchase Agreement with Kolar setting forth the terms and conditions under which Universal is purchasing products from Kolar. The agreement is for four years, unless earlier terminated, however, it does not provide for any fixed quantities of sales and is subject to Kolar's receipt of purchase orders pursuant to the Purchase Agreement.

         Hi Speed Checkweigher ("Hi Speed") is Kolar's second largest customer and has been a customer of Kolar for approximately 40 years. Hi Speed accounted for approximately 10% and 11% of Kolar's revenues in 2000 and 1999, respectively. Hi Speed produces high speed equipment used for the weighing and measuring of cartons and containers.

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

         In April 1999, the Company introduced its CPI and Kolar websites (www.cpiaero.com and www.kolar.com). A prospective customer can learn about the Company and contact management from such sites. Additionally, both CPI and Kolar have signed agreements with a number of sales representatives to market the Company's products to a broader base of customers.


Backlog

         CPI produces custom sub-assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate contract values under basic ordering agreements or for production orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation. All of CPI's backlog is subject to termination at will and rescheduling, without significant penalty. As of December 31, 2000 and 1999, CPI's backlog was approximately $11.3 million and $9.5 million, respectively .

         Of CPI's backlog at December 31, 2000, approximately 18% and 82% is attributable to commercial and military contracts, respectively. Approximately $7.7 million (82%) of CPI's current backlog at December 31, 2000 is scheduled for delivery during the year ending December 31, 2001.

Raw Materials, Suppliers and Manufacturers

         The Company makes extensive use of metals, including, titanium, inconel, steel, aluminum and alloys as raw materials in the production of its products. Rod, bar tubing and extrusions made of aluminum, steel and titanium and other materials such as rubber and adhesives are also utilized. The Company's decision to purchase certain raw materials is generally based on required specifications of its customers. The Company purchases all of its supply of metals and other raw materials pursuant to purchase orders from third party distributors who purchase raw materials from original manufacturers located throughout the United States. The Company is attempting to maintain alternative sources of supply for the Company's raw materials and believes that alternative sources are currently available for most of such materials.

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

         Pursuant to military contracts, CPI provides a warranty, which covers defects in materials and workmanship for products delivered to the government. The warranty provides for the replacement or repair of defective products. CPI is not required under its contracts to carry liability insurance. Such contracts incorporate by reference the Federal Acquisition Regulations (FAR) which provide that the government generally acts as a self-insurer for loss of or damage to property that occurs after acceptance of delivered products and results from defects or deficiencies of the products.

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

Employees

         As of April 10, 2001, CPI employed 23 full-time employees including its two executive officers. As of April 10, 2001, Kolar employed 72 full-time employees including one executive officer.

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


Item 2.  DESCRIPTION OF PROPERTY

         CPI Aerostructures' executive offices and production facilities are situated in an approximate 25,000 square foot building located at 200A Executive Drive, Edgewood, New York 11717. CPI Aerostructures occupies this facility under a lease with an unaffiliated landlord, which commenced on December 1, 1995 and ends on March 31, 2001. The current monthly base rent is $13,451, plus common area costs, over the term of the lease. The Company believes that its facilities are adequate for its current needs. As of April 1, 2001, the Company anticipates to remain in its current facilities on a month-to-month basis.

         Kolar's executive offices and production facilities are situated in approximately 46,000 square feet in a total of four buildings that the Company owns. The buildings are located in Ithaca, New York at 407 Cliff Street, 618 West Buffalo Street, 604 Elmira Road and 612 Elmira Road. Kolar also rents 8,600 square feet located at 239 Cherry Street in Ithaca, New York. Kolar occupies this facility under a lease with an unaffiliated landlord, which commenced on September 13, 1999 and ends on August 31, 2002. The current monthly base rent is $4,310 plus common area costs over the term of the lease. The Company believes that its facilities are adequate for its current needs.

Item 3.  LEGAL PROCEEDINGS

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None


                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         The Company's Common Stock is listed on the American Stock Exchange ("Amex"), under the symbol CVU. The stock symbol changed from CPIA to CVU on September 5, 2000, when CPI ceased trading on The Nasdaq SmallCap Market, Inc. ("NASDAQ") and began trading on the Amex.

         The following tables set forth for the last two fiscal years, the high and low last sales prices of CPI's Common Stock for the periods indicated, as reported by the Nasdaq (through September 4, 2000) and by the Amex (from

September 5, 2000 through December 31, 2000). These prices represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      Period                                       High              Low
      ------                                       ----              ---

      1999
      ----
      Quarter Ended March 31, 1999                 $3.656            $2.063

      Quarter Ended June 30, 1999                  $2.344            $1.281

      Quarter Ended September 30, 1999             $1.183            $1.25

      Quarter Ended December 31, 1999              $3.094            $1.094


      2000
      ----
      Quarter Ended March 31, 2000                 $3.875            $2.750

      Quarter Ended June 30, 2000                  $3.266            $2.125

      Quarter Ended September 30, 2000             $3.750            $2.031

      Quarter Ended December 31, 2000              $3.875            $2.625

         On April 9, 2001, the closing sale price for the Company's Common Stock on the Amex was $1.95.

Holders

         On April 10, 2001, there were 131 holders of record of the Company's Common Stock. The Company reasonably believes that there are in excess of 1,900 beneficial holders of its Common Stock.

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

         Certain statements discussed in this Report include forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Including the timely delivery and acceptance of the Company's products, the timing of commercial and government funding approvals, and the other risks detailed from time to time in the Company's SEC reports.




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


Results of Operations

         Year Ended December 31, 2000 as Compared to the Year Ended December 31, 1999

         The Company's revenue for the year ended December 31, 2000 ("2000") was $28,622,000 compared to $21,603,000 for the year ended December 31, 1999 ("1999"), representing an increase of $7,019,000, or 32%. This increase reflects a significant increase in sales in both the aerospace and machining segments.

         Gross profit for 2000 was $7,377,000 compared to $5,935,000 for 1999, representing an increase of $1,442,000. Gross profit as a percentage of revenue for 2000 was 26%, compared to 27% for 1999.

         Selling, general and administrative expenses for 2000 were $4,645,000 compared to $4,018,000 for 1999, representing an increase of $627,000. This increase is primarily attributable to the increased level of sales, which was 32%. Additionally, the Company wrote off approximately $301,000 of a receivable, which may be uncollectible. Selling, general and administrative expenses as a percentage of revenue for 2000 and 1999 were 16% and 19%, respectively. Interest expense for 2000 was $1,154,000, compared to $1,117,000 for 1999, representing an increase of $37,000.

         The net income for 2000 was $1,929,000 compared to $809,000 for 1999, representing an increase of $1,120,000. Basic earnings per share was $.73 on 2,648,509 average shares outstanding compared to $0.31 on 2,648,509 average shares outstanding for fiscal 1999. Diluted earnings per share was $.70 in 2000 on 2,763,888 weighted average shares outstanding compared to $0.30 in 1999 on 2,654,273 weighted average shares outstanding.

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

         Net cash provided by operating activities for 2000 was $1,624,000 compared to $1,458,000 for 1999. This increase in cash was primarily attributable to net income of $1,929,000 depreciation and amortization of $1,678,000, a decrease in accounts receivable of $238,000, a decrease in prepaid expense and other current assets of $7,000, an increase in accounts payable and accrued expenses of $368,532, an increase in income taxes payable of $8,440 and an increase in interest payable of $65,000, offset by an increase in costs and estimated earnings in excess of billings of $465,000, an increase in inventory of $1,775,000, a change in deferred income taxes of $390,000, and a decrease in other assets of $70,000.

         Net cash used in financing activities was $1,504,000 in 2000, compared to net cash used in financing activities of $1,512,000 in 1999. The Company repaid long term debt of $2,829,000 in 2000, as compared to $1,512,000 in 1999. Net cash used in investing activities of $243,000 for 2000 and $234,000 for 1999 resulted from the Company's purchase of additional machinery and equipment.

         As a result of the foregoing, the Company's cash at December 31, 2000 decreased by $124,000 from the prior year to $172,000. The Company believes it will have sufficient cash flow for 2001 to satisfy its cash requirements, subject to successful restructuring of its existing debt, as described below.


         Financing Arrangements

         The Company has an agreement with The Chase Manhattan Bank and Mellon Bank providing a line of credit through June 30, 2001, which will be used for working capital and other corporate purposes as needed. The Company has available up to $2,500,000 under the line of credit, subject to limits based on amounts of accounts receivable, as defined. Interest is at the bank's prime rate (9.5% at December 31, 2000) plus 1.5%. The line of credit is secured by substantially all assets of the Company. As of December 31, 2000, there was an outstanding balance of $1,700,000 on this line of credit, which has been renewed annually since its inception in 1997.

         On October 9, 1997, the Company incurred significant indebtedness in connection with the acquisition of Kolar Machine, Inc. The Company entered into a term loan agreement with The Chase Manhattan Bank and Mellon Bank in the amount of $9,400,000. This loan was payable in quarterly installments of $587,000, plus monthly interest at the Bank's published prime rate plus 1.5%, maturing December 31, 2001. This loan is collateralized by all of the assets of the Company and its subsidiary. The Company also entered into a mortgage loan agreement with The Chase Manhattan Bank in the amount of $975,000. This loan is payable in monthly installments of $9,487, including interest at 8.3%, maturing October 31, 2007. This loan is collateralized by Kolar's land and building. Additionally, the Company entered into a subordinated note agreement with Mr. Daniel Liguori, the seller of Kolar, in the amount of $4,000,000. Interest only is payable monthly at 8%, maturing January 1, 2002, payable 91 days following maturity. This note is currently convertible into 333,334 shares of CPI Common Stock.

         In December 1998, the Company re-structured its term loan agreement with the Chase and Mellon banks. Under the new arrangement, the principal payment due in December 1998, was deferred and will be amortized evenly through December 31, 2001. Loan payments for 2000 were payable monthly, at the rate of $200,000 per month through December 31, 2000. Commencing January 2001, the amortization increased to $317,000 per month. Additionally, Mr. Liguori has deferred the Company's payment of interest to him for thirteen months, beginning with the December 1998 payment. This deferred interest will accrue and become payable upon maturity of the Mr. Liguori's note. Interest payments began again in January 2000.

         The Term Loan Agreement with Chase and Mellon banks requires the Company to maintain specified levels of working capital and other financial ratios. At December 31, 2000 the Company was not in compliance with certain covenants. Additionally, the Company was not in compliance with certain covenants on March 31, 2001, the next compliance measurement date. As a result, the Term Loan Agreement has been classified as a current liability in the Company's financial statements. At the present time, the Company is in the process of negotiating certain amendments to the Term Loan Agreement and its note with Daniel Liguori to restructure its existing debt and its covenants. The Company anticipates it will receive a waiver of its non-compliance with the covenants. The Company also anticipates that Chase and Mellon banks will agree to amend the covenants for succeeding quarters. If the Company does not successfully restructure its existing debt and covenants, it may need to raise additional capital in order to continue its business operations.


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


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:

         Name                   Age        Position
         ----                   ---        --------

Arthur August (2)               66         Chairman of the Board of Directors,
                                           President, Chief Executive
                                           Officer and Director

Edward J. Fred (1)              42         Executive Vice President,
                                           Chief Financial Officer,
                                           Secretary and Director

Walter Paulick (1)(2)           54         Director

Kenneth McSweeney (1)(2)        69         Director

Timothy Stone (3)               40         President of Kolar

(1)    Member of Compensation Committee.

(2)    Member of Audit Committee.

(3) Mr. Stone became an Officer of the Company in October 2000, and an "executive officer" in March 2001.


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

         Edward J. Fred has been Secretary and a director of the Company effective December 31, 1998. Mr. Fred was appointed to the position of Executive Vice President on May 1, 2000. He was Controller of the Company from February 1995 to April 1998, when he was appointed as Chief Financial Officer. For approximately ten years prior to joining the Company, Mr. Fred served in various positions for the international division of Grumman, where he last held the position of Controller.

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

         Timothy Stone has been President of Kolar since July, 2000. Mr. Stone has over eight years experience in managing manufacturing facilities. Most recently, he served as the operations manager for a Division of Thomas & Betts. His initial leadership skills were developed while serving in the Marine Corp., and strengthened by his 4-year career in the National Football League.

Compensation, Meetings and Committees

         Directors hold office for three years with elections held on staggered basis at each annual meeting of shareholders. Directors currently receive no cash compensation for serving on the Board of Directors. The Company's two non-officer directors have each received stock options from the Company. Mr. Paulick received options to purchase 1,667 shares of Common Stock in each of 1996 and 1998, options to purchase 3,334 in 1997, and options to purchase 5,000 shares of Common Stock in 1999. Mr. McSweeney received options to purchase 1,667 shares of Common Stock in 1998 and options to purchase 5,000 shares of Common Stock in 1999. Directors are also reimbursed for reasonable expenses incurred in attending meetings. The Company held four meetings of the Board of Directors in 2000 and took action by unanimous written consent in lieu of a meeting on 10 occasions. Officers are elected annually by the Board of Directors and serve at the discretion of the Board, subject to the terms of their respective employment agreements. See "Employment Agreements".

         Compensation Committee. Messrs. Fred, Paulick and McSweeney serve on the Company's Compensation Committee, which reviews and approves the compensation to be paid to certain officers of the Company.

         Audit Committee. Mssrs. Paulick (Chairman), August and McSweeney serve on the Company's Audit Committee, which is appointed by the Board to assist the Board in monitoring (1) the integrity of the financial statements of the Company, (2) the compliance by the Company with legal and regulatory requirements and (3) the independence and performance of the Company's internal and external auditors. The Audit Committee also reviews all related party transactions on an ongoing basis for potential conflict of interest situations. The Audit Committee held four meetings during 2000.

         No member of the Board of Directors attended fewer than 75% of the total number of meetings of the Board and committees thereof upon which he served during 2000.

Compliance with 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the fiscal year ended December 31, 2000, all filing requirements applicable to its Officers, Directors and greater than ten percent beneficial owners were complied with.


Item 10. EXECUTIVE COMPENSATION

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal years ended December 31, 2000, 1999 and 1998, by the Company's Chief Executive Officer and the Company's other executive officers whose total compensation exceeded $100,000.


                           SUMMARY COMPENSATION TABLE

                           Annual Compensation       Long Term Compensation
                           -------------------       -----------------------
                                                                  Securities
Name and                                                          Underlying
Principal Position         Year       Salary($)     Bonus ($)    Options (#)
------------------         -----      ----------    ---------    -----------
Arthur August,              2000        $307,854      $82,000      200,000
Chief Executive             1999        $313,114      $36,000      115,000
Officer and President       1998        $321,102        -0-         33,334


                           SUMMARY COMPENSATION TABLE

                           Annual Compensation       Long Term Compensation
                           -------------------       -----------------------
                                                                  Securities
Name and                                                          Underlying
Principal Position         Year       Salary($)     Bonus ($)    Options (#)
------------------         -----      ----------    ---------    -----------

Edward J. Fred,             2000        $149,728      $59,000      125,000
Executive Vice  President   1999        $102,595        -0-         60,000
and                         1998         $92,192        -0-         13,334
Chief Financial Officer

Daniel Ligouri              2000        $126,628(1)     -0-           -0-
Former President -          1999        $156,621        -0-           -0-
Kolar (1)                   1998        $160,470        -0-           -0-

Timothy Stone (2)           2000        $103,284        -0-           -0-
President - Kolar



(1) Daniel Liguori was employed as President of Kolar pursuant to an employment agreement, which expired on October 9, 2000. Mr. Liguori resigned from this position on July 10, 2000, but continued his employment through the contract end date. The employment agreement provided Mr. Liguori with an annual base salary of $168,000. Amounts shown reflect his salary from January 1, 2000 through October 9, 2000.

(2) Mr. Stone became an executive officer in March 2001. We are providing compensation information regarding Mr. Stone on a voluntary basis.



                        OPTION GRANTS IN LAST FISCAL YEAR
                      ----------------------------------------------------------
                        Number of     Percent of
                       Securities      Options
                       Underlying      Granted
                         Options    to Employees in   Exercise Price  Expiration
                       Granted(#)   Fiscal Year(1)         ($/SH)          Date
                       ---------    ---------------   --------------  ----------
      Arthur August      200,000         49.0%             $2.59       05/18/10

      Edward J. Fred     125,000         30.6%             $2.59       05/18/10

      Timothy Stone       30,000          7.4%             $3.13       03/25/10


(1) The Company granted a total of 408,000 options to employees in the fiscal year ended December 31, 2000.

(2) Mr. Stone became an executive officer in March 2001. We are providing compensation information regarding Mr. Stone on a voluntary basis.



                             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                            FYE OPTION VALUES

                                               Number of Unexercised     Value of Unexercised
                                                 Options at FYE(#)    In-The-Money Options at FYE
                   Shares Acquired    Value        Exercisable/             ($)Exercisable/
Name               on Exercise (#)   Realized    Unexercisable (1)           Unexercisable
----               ---------------   --------    -----------------           -------------
Arthur August
                          -0-            -0-       398,835/16,167                 -0-

Edward J. Fred            -0-            -0-         205,002/0                    -0-

Timothy Stone (1)         -0-            -0-         30,000/0                      -0-


         On December 31, 2000, the last reported sales price of the Company's Common Stock on the American Stock Exchange was $2.813.

         The Company has no long-term incentive plan awards.

(1) Mr. Stone became an executive officer in March 2001. We are providing compensation information regarding Mr. Stone on a voluntary basis.


Employment Agreements

         Arthur August is employed by the Company as Chairman of the Board, President and Chief Executive Officer. Edward J. Fred is employed by the Company as Executive Vice President, Chief Financial Officer and Secretary. The employment agreements provide Messrs. August and Fred with annual base salaries of $300,000, and $150,000, respectively, during the term of their contracts. Pursuant to his employment agreement, which expires on September 30, 2002, Mr. August is entitled to receive an annual bonus equal to 4% of the Company's net income each of the years he is employed by the Company. Mr. Fred's employment agreement expires on December 31, 2001 and he is entitled to a 2% annual bonus for each of the years he is employed by the Company. Mr. August's employment agreement was amended on October 18, 2000 to include a provision affording Mr. August full benefits under the Greit Plan, described below.

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

         Timothy Stone was appointed President of Kolar on July 10, 2000, succeeding Mr. Liguori in that position. Pursuant to an employment agreement, which expires on April 30, 2003. Mr. Stone receives an annual salary of $120,000 and provides that during the term of employment with Kolar, and for a period of one year thereafter, Mr. Stone will not compete with Kolar.

Employee Benefit Plans

         On February 1, 1991, the Company adopted a Qualified Sick Pay Plan (the "QSP Plan") which covers full-time executive officers and managers. The QSP Plan provides covered employees with income during periods of disability due to sickness or injury and is funded through the purchase of disability income insurance policies.

         On September 11, 1996, the Company instituted a fully-qualified 401(k) Employee Savings Plan. The plan is totally voluntary and employee contributions to the plan commenced on October 1, 1996. The Company has the option to make voluntary matching and profit sharing contributions to the account of its employees.

         In October 2000, the Company adopted the Greit Plan, for the purpose of offering senior management a deferred compensation death benefit plan that provides a tax-free benefit and which is tax-neutral to the Company. Pursuant to the plan, the Company loaned Arthur August $150,000, which Mr. August used to purchase a Greit Plan. The Greit Plan will pay a variable benefit to Mr. August's beneficiary upon Mr. August's death. The Company will loan Mr. August $150,000 in each of the next four years to pay the premium of the Greit Plan. The Company will be repaid out of the proceeds of the plan upon Mr. August's death.



Stock Options

         Performance Equity Plan 2000

         The Performance Equity Plan 2000 ("2000 Plan") authorizes the grant of 700,000 options, of which options to purchase an aggregate of 225,000 shares of Common Stock have been granted, at exercise price of $2.59 per share, to certain employees and executive officers of the Company. These include ten year options to purchase 75,000 shares of Common Stock granted to Arthur August, Chairman of the Board of Directors, Chief Executive Officer and President; ten year options to purchase 125,000 shares of Common Stock granted to Edward J. Fred, Executive Vice President, Chief Financial Officer, and Secretary; ten year options to one non-executive officer to purchase 25,000 shares of Common Stock. As of April 10, 2001, options to purchase 475,000 additional shares remain eligible for the grant of options.

         1998 Performance Equity Plan

         The 1998 Performance Equity Plan ("1998 Plan") authorizes the grant of 463,334 options, of which options to purchase an aggregate of 451,002 shares of Common Stock have been granted, at exercise prices ranging from $2.53 to $6.90 per share, to certain employees and executive officers of the Company. These include five year options to purchase 33,334 and 85,000 shares of Common Stock granted to Arthur August, Chairman of the Board of Directors, Chief Executive Officer and President at an exercise price of $6.90, $2.79 and $2.59 per share respectively; ten-year options to purchase 13,334 and 60,000 shares of Common Stock to Edward J. Fred, Executive Vice President, Chief Financial Officer, and Secretary, at an exercise price of $6.27 and $2.53 per share respectively; ten-year options to one non-executive officer to purchase 13,334 and 60,000 shares of Common Stock at an exercise price of $6.27 and $2.53 per share respectively; ten-year options to purchase 30,000 shares of Common Stock to Timothy Stone, President of Kolar, at an exercise price of $3.13; ten-year options to purchase 16,000 shares of Common Stock to employees and directors at an exercise price of $2.53 per share; ten-year options to purchase 25,000 shares of Common Stock to employees and directors at an exercise price of $3.13 per share. As of April 10, 2001, options to purchase 12,332 additional shares, remain eligible for the grant of options.

         1995 Stock Option Plan

         The 1995 Employee Stock Option Plan (the "1995 Plan"), authorizes the grant of 200,000 options, of which options to purchase an aggregate of 156,143 shares of Common Stock have been granted, at exercise prices ranging from $2.53 to $9.00 per share, to certain employees, executive officers, and directors of the Company including: five-year options to purchase an aggregate of 66,668 shares of Common Stock granted to Arthur August, Chairman of the Board of Directors, Chief Executive Officer and President, at exercise prices ranging from $5.43 to $6.81 per share; five-year options to purchase 6,668 shares of Common Stock to Edward J. Fred, Chief Financial Officer; five-year options to purchase an aggregate of 31,501 shares of Common Stock to Stanley Wunderlich, a former Director, five-year options to purchase 5,000 shares of Common Stock to Craig Sakin, a former Director; five-year options to purchase 5,001 shares of Common Stock to Walter Paulick, a Director, five-year options to purchase 1,667 shares of Common Stock to Kenneth McSweeney, a Director, and five-year options to ten non-executive officer employees to purchase an aggregate of 33,005 shares of Common Stock. As of April 10, 2001, options to purchase 21,667 additional shares, remain eligible for the grant of options.

         1992 Employee Stock Option Plan

         The 1992 Employee Stock Option Plan (the "1992 Plan") authorizes the grant of 83,334 options, of which options to purchase 62,167 shares are outstanding at exercise prices ranging from $2.59 to $6.27 per share to certain employees, executive officers and directors of the Company, including: options to purchase 40,000 shares held by Arthur August, Chairman of the Board of Directors, Chief Executive Officer and President at an exercise price of $2.59, 1,667 shares held by Walter Paulick, a director, exercisable at $6.00 per share, and 20,502 shares held by six non-executive employees exercisable at prices ranging from $3.50 to $6.27. As of April 10, 2001, options to purchase 5,112 shares remain eligible for the grant of options.


         Other Options

         In April 1998, the Company issued 33,334 warrants to Gaines Berland, Inc. as compensation for acting as the Company's investment banker, pursuant to a consulting agreement. These warrants entitle the investment banker to purchase 33,334 shares of Common Stock at an exercise price of $7.50 during the five-year period commencing April 1, 1998.

         In May 1999, the Company issued 100,000 warrants to Catalyst Financial Corp as compensation for acting as the Company's investment banker, pursuant to a consulting agreement. These warrants entitle the investment banker to purchase 100,000 shares of Common Stock at an exercise price of $1.875, during the five-year period commencing May 4, 1999. An option to purchase 15,000 shares of Common Stock was issued to a consultant in December 1999 at an exercise price of $2.53.


Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of the date hereof, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) the Chief Executive Officer and the Company's other executive officers whose total compensation exceeded $100,000, and (iv) all directors and executive officers as a group:

Name and Address                      Shares                   Percent of
of Beneficial Owner           Beneficially Owned(1)          Common Stock(2)
-------------------           ----------------------         ---------------
Arthur August (3)                 702,269   (5)                23.1%

Edward J. Fred(3)                 205,102   (6)                 7.2%

Walter Paulick(3)                  11,668   (7)                 *

Kenneth McSweeney(3)                6,667   (8)                 *

Timothy Stone(4)                   30,000   (9)                 1.1%

Daniel Liguori (4)                333,334   (10)               11.2%

All Directors and                 955,706   (11)               29.0%
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

(3) The business address of such person is care of the Company, 200A Executive Drive, Edgewood, New York 11717.

(4) The business address of such person is care of Kolar, Inc., 407 Cliff Street, Ithaca, New York 14850.

(5) Includes 398,835 shares of Common Stock, which Mr. August has the right to acquire upon exercise of options granted pursuant to the 1992 Plan, the 1995 Plan, the 1998 Plan, and its 2000 Plan. Excludes an aggregate of 43,333 shares of Common Stock owned by Mr. August's children or held in trust for Mr. August's grandchildren, and 3,000 shares of Common Stock owned by Mr. August's wife, all of which shares Mr. August disclaims beneficial ownership. Also excludes 16,167 shares of Common Stock issuable upon the exercise of options which are not exercisable within the next 60 days.

(6) Includes 205,002 shares of Common Stock which Mr. Fred has the right to acquire upon exercise of options granted pursuant to the 1995 Plan, the 1998 Plan, and the 2000 Plan.

(7) Represents 11,668 shares of Common Stock which Mr. Paulick has the right to acquire upon exercise of options granted pursuant to the Company's 1992 Plan , the 1995 Plan and the 1998 Plan.

(8) Represents 6,667 shares of Common Stock which Mr. McSweeney has the right to acquire upon exercise of options granted pursuant to the 1995 Plan, and 1998 Plan.

(9) Represents 30,000 shares of Common Stock which Mr. Stone has the right to acquire upon exercise of options granted pursuant to the 1998 Plan.

(10) Represents 333,334 shares of Common Stock which Mr. Liguori has the right to acquire by converting the promissory note he received in connection with the Company's purchase of Kolar Machine, Inc.

(11) Includes an aggregate of 975,006, shares of Common Stock which Messrs. August, Fred, Paulick, McSweeney and Stone have the right to acquire upon exercise of outstanding options and conversion rights.


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

Item 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits

         3.1      Certificate of Incorporation of the Registrant, as amended.(1)

         3.1(a) Certificate of Amendment of Certificate of Incorporation filed on July 14, 1998. (14)

         3.2      Amended and Restated By-Laws of the Registrant.(1)

         4.1      Form of Underwriter's Warrants issued to the Underwriter.(1)

         4.2      Form of Registration Rights Agreement dated June 17, 1996. (9)

         4.3      Form of Subscription Agreement. (9)

         4.4      Form of Placement Agent Warrants dated June 17, 1996. (9)

         4.5      Form of Consultant's Warrants dated April 3, 1996. (9)

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

         10.15 Placement Agent Agreement dated May 10, 1996 between the Company and the Placement Agent. (9)

         10.16 Financial Consulting Agreement dated April 3, 1996 between the Company and the Placement Agent. (9)

         10.17 Financial Consulting Agreement dated September 11, 1996 between the Company and Andreas Zigouras.(10)

         10.18 Line of Credit Agreement dated September 15, 1996 between the Company and The Chase Manhattan Bank.(10)

         10.19 Asset Purchase Agreement, dated September 9, 1997 by and among Kolar Machine, Inc., a New York corporation, Daniel Liguori, Registrant and Kolar, Inc., a Delaware corporation and wholly-owned subsidiary of Registrant. (11)

         10.20 Consulting Agreement dated January 1, 1998 between the Company and Stanley Wunderlich. (13)

         10.21 Credit Agreement dated as of October 9, 1997 among CPI Aerostructures, Inc., Kolar, Inc., as Borrower, the Several Lenders from Time to Time Parties Hereto and The Chase Manhattan Bank, as Administrative Agent ("Credit Agreement").
                  (13)

         10.22 Employment Agreement between Kolar, Inc. and Daniel Liguori dated October 9, 1997. (13)

         10.23 Purchase Agreement dated as of November 10, 1997 between Kolar and Universal Instruments Corporation. (13)

         10.24    Amendment to the Credit Agreement dated February 12, 1999.
                  (14)

         10.25 Second Amendment to the Credit Agreement dated as of April 15, 1999. (14)

         10.26 Employment Agreement between the Company and Arthur August dated December 16, 1998. (14)

         10.27 Employment Agreement between the Company and Edward Fred dated December 16, 1998. (14)

         10.28    1998 Performance Equity Plan. (14)

         *10.29   Performance Equity Plan 2000.

         *10.30   Third Amendment to the Credit Agreement dated April 25, 1999.

         *10.31   Fourth Amendment to the Credit Agreement dated December 30,
                  1999.

         *10.32   Fifth Amendment to the Credit Agreement dated June 12, 2000.

         *10.33   Sixth Amendment to the Credit Agreement dated August 22, 2000.

         *10.34   Waiver to the Credit Agreement dated November 9, 2000.

          11.1    Statement regarding computation of per share earnings.(2)

          16.1    Letter on change in certifying accountant. (7)

          21.1    Subsidiaries of the Registrant. (13)

         *23.1    Consent of Goldstein Golub Kessler, LLP.

          99.1    Risk factors. (15)

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

         (13) Filed as an exhibit to the Company's Annual Report 10-KSB for December 31, 1997 and incorporated herein by reference.

         (14) Filed as an exhibit to the Company's Annual Report 10-KSB for December 31, 1998 and incorporated herein by reference.

         (15) Filed as an exhibit to the Company's Annual Report 10-KSB for December 31, 1999 and incorporated herein by reference.

(b)  Reports on Form 8-K

         None.

                                      CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------






Independent Auditor's Report                                            F-1


Consolidated Financial Statements:

   Balance Sheet as of December 31, 2000                                F-2

   Statement of Income for the Years Ended December 31, 2000
        and 1999                                                        F-3

   Statement of Shareholders' Equity for the Years Ended
        December 31, 2000 and 1999                                      F-4

   Statement of Cash Flows for the Years Ended December 31, 2000
        and 1999                                                        F-5

   Notes to Consolidated Financial Statements                        F-6 - F-15

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
CPI Aerostructures, Inc.


We have audited the accompanying consolidated balance sheet of CPI Aerostructures, Inc. and Subsidiary as of December 31, 2000 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI Aerostructures, Inc. and Subsidiary as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 8, 2001, except for the last paragraph of Note 5 as to which the date is March 31, 2001

                                                      CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                                                   CONSOLIDATED BALANCE SHEET
---------------------------------------------------------------------------------------------
December 31, 2000
---------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                     $    172,184
  Accounts receivable                                                              2,107,555
  Costs and estimated earnings in excess of billings on uncompleted contracts      4,403,779
  Inventory                                                                        4,984,682
  Deferred income taxes, net of valuation allowance of $1,146,000                  1,214,000
  Prepaid expenses and other current assets                                          114,333
---------------------------------------------------------------------------------------------

      Total current assets                                                        12,996,533

Property, Plant and Equipment, net                                                 6,142,330

Goodwill                                                                           6,066,258

Other Assets                                                                         308,579

--------------------------------------------------------------------------------------------
      Total Assets                                                              $ 25,513,700
============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                              $  2,663,300
  Income taxes payable                                                                34,000
  Accrued expenses                                                                   560,444
  Line of credit                                                                   1,700,000
  Current portion of long-term debt                                                6,043,239
  Interest payable                                                                    10,720

--------------------------------------------------------------------------------------------
      Total current liabilities                                                   11,011,703

Long-term Debt                                                                     4,460,003

Interest Payable                                                                     374,400

Deferred Income Taxes                                                                431,000

--------------------------------------------------------------------------------------------
      Total Liabilities                                                           16,277,106
--------------------------------------------------------------------------------------------

Commitments and Contingencies

Shareholders' Equity:
  Common stock - $.001 par value; authorized 50,000,000 shares,
   issued and outstanding 2,648,509 shares                                             2,649
  Additional paid-in capital                                                      12,319,674
  Accumulated deficit                                                             (3,085,729)

--------------------------------------------------------------------------------------------
      Shareholders' Equity                                                         9,236,594
--------------------------------------------------------------------------------------------

      Total Liabilities and Shareholders' Equity                                $ 25,513,700
============================================================================================
                                              See Notes to Consolidated Financial Statements

                                                                                         F-2

                                                    CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                                           CONSOLIDATED STATEMENT OF INCOME
-------------------------------------------------------------------------------------------

Year ended December 31,                                      2000                 1999
-------------------------------------------------------------------------------------------
Revenue                                                   $28,621,681          $21,603,284

Cost of sales                                              21,245,108           15,668,154
------------------------------------------------------------------------------------------

Gross profit                                                7,376,573            5,935,130


Selling, general and administrative expenses                4,644,747            4,018,232

------------------------------------------------------------------------------------------
Income from operations                                      2,731,826            1,916,898
------------------------------------------------------------------------------------------

Other (income) expense:
  Interest income                                                (422)                (667)
  Interest expense                                          1,154,418            1,116,661
  Other (income) expense, net                                  24,624             (311,013)

------------------------------------------------------------------------------------------
Total other expenses, net                                   1,178,620              804,981
------------------------------------------------------------------------------------------

Income before provision (benefit) for income taxes          1,553,206            1,111,917

Provision (benefit) for income taxes                         (376,000)             303,000

------------------------------------------------------------------------------------------
Net income                                               $  1,929,206          $   808,917
==========================================================================================

Earnings per common share - basic                        $        .73          $       .31
==========================================================================================

Earnings per common share - diluted                      $        .70          $       .30
==========================================================================================

Shares used in computing earnings per common share:
  Basic                                                     2,648,509            2,648,509
  Diluted                                                   2,763,888            2,654,273
==========================================================================================

                                            See Notes to Consolidated Financial Statements

                                                                                       F-3


                                                            CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------

Years ended December 31, 1999 and 2000
---------------------------------------------------------------------------------------------------

                                                                           Retained
                                                          Additional       Earnings         Total
                                     Common                 Paid-in      (Accumulated   Shareholders'
                                     Shares      Amount     Capital        Deficit)        Equity
----------------------------------------------------------------------------------------------------
Balance at January 1, 1999           2,648,509   $2,649    $11,931,522   $(5,823,852)     $6,110,319

Net income                                   -        -              -       808,917         808,917

Amortization of fair value of
 warrants issued in conjunction
 with consulting agreement                   -        -        274,502             -         274,502

----------------------------------------------------------------------------------------------------
Balance at December 31, 1999         2,648,509    2,649     12,206,024    (5,014,935)      7,193,738

Net income                                   -        -              -     1,929,206       1,929,206

Amortization of fair value of
 warrants issued in conjunction
 with consulting agreement                   -        -        113,650             -         113,650

----------------------------------------------------------------------------------------------------
Balance at December 31, 2000         2,648,509   $2,649    $12,319,674   $(3,085,729)     $9,236,594
====================================================================================================



                                                     See Notes to Consolidated Financial Statements

                                                                                                F-4

                                                                       CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                                                          CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                           2000               1999
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                   $ 1,929,206       $    808,917
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                1,564,084          1,704,030
    Warrants issued for consulting fees                                            113,650            274,502
    Loss on disposal of fixed assets                                                   481                  -
    Deferred portion of provision (benefit) for income taxes                      (390,000)           266,000
    Bad debts                                                                      301,377                  -
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                              (63,442)          (656,283)
      Decrease in income tax refund receivable                                      29,597            486,403
      Increase in costs and estimated earnings in excess of billings
       on uncompleted contracts                                                   (465,250)          (832,605)
      Increase in inventory                                                     (1,774,751)          (771,516)
      Decrease (increase) in prepaid expenses and other current assets               6,851            (19,183)
      Increase in other assets                                                     (70,259)          (379,740)
      Increase in accounts payable and accrued expenses                            368,532            231,959
      Increase in income taxes payable                                               8,440             25,560
      Increase in interest payable                                                  65,120            320,000
-------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                               1,623,636          1,458,044
-------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                       (252,193)          (245,438)
  Proceeds from sale of fixed assets                                                 9,100             11,183
-------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                    (243,093)          (234,255)
-------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from line of credit                                                   1,325,000            200,000
  Proceeds from officers' note                                                           -            130,000
  Repayment of long-term debt                                                   (2,829,057)        (1,512,387)
  Repayment of officers' note                                                            -           (130,000)
  Repayment of line of credit                                                            -           (200,000)

-------------------------------------------------------------------------------------------------------------
         Net cash used in financing activities                                  (1,504,057)        (1,512,387)
-------------------------------------------------------------------------------------------------------------

Net decrease in cash                                                              (123,514)          (288,598)

Cash and cash equivalents at beginning of year                                     295,698            584,296
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                       $   172,184       $    295,698
=============================================================================================================

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                                   $ 1,115,965       $    795,365
=============================================================================================================
    Income taxes                                                               $    12,645       $     11,197
=============================================================================================================

Supplemental schedule of noncash financing activity:
  Financing obligation incurred in connection with
   the acquisition of equipment                                                $ 1,772,098        $   505,274
=============================================================================================================

                                                               See Notes to Consolidated Financial Statements

                                                                                                          F-5

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


1. PRINCIPAL        The Company consists of CPI Aerostructures, Inc. ("CPI") and
   BUSINESS         its wholly owned subsidiary, Kolar, Inc. ("Kolar"),
   ACTIVITY AND     collectively, the "Company."
   SUMMARY OF
   SIGNIFICANT      CPI's operations consist of the design and production of
   ACCOUNTING       complex aerospace structural subassemblies under U.S.
   POLICIES:        government and commercial contracts. The length of the
                    Company's contracts varies but is typically between one and two years for U.S. government contracts and up to 10 years for commercial contracts.

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

                    At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (iii) any other material factors that affect continuity of the business.

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


                    The Company has incurred approximately $549,000 of costs of obtaining debt, and has deferred such costs. These costs will be amortized over the life of the debt. The unamortized portion of these deferred financing costs, approximately $130,000 at December 31, 2000, is included in other assets.

                    On June 24, 1999, the shareholders of the Company voted to enact a one-for-three reverse stock split. All earnings per share calculations, number of shares and equity transactions have been restated to reflect the reverse stock split.

                    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates by management. Actual results could differ from these estimates.

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

                    Basic earnings per common share is computed using the weighted-average number of shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 115,379 and 5,764 were used in the calculation of diluted earnings per common share in 2000 and 1999, respectively. The convertible securities attributable to the note payable
                    - seller (see Note 5) have been excluded from the fully diluted computation as their effect would be antidilutive.


2.  COSTS AND       At December 31, 2000, costs and estimated earnings in excess
    EXTIMATED       of billings on uncompleted contracts consist of:
    EARNINGS IN
    EXCESS OF
    BILLINGS ON
    UNCOMPLETED
    CONTRACTS

                                                        U.S.
                                                     Government    Commercial     Total
                    ----------------------------------------------------------------------
                    Costs incurred on
                     uncompleted contracts           $2,920,896   $11,718,432  $14,639,328
                    Estimated earnings                  909,009     6,227,850    7,136,859
                   -----------------------------------------------------------------------
                                                      3,829,905    17,946,282   21,776,187
                   Less billings to date              2,156,866    15,215,542   17,372,408
                   -----------------------------------------------------------------------
                      Costs and estimated earnings
                       in excess of billings on
                       uncompleted contracts         $1,673,039  $  2,730,740  $ 4,403,779
                   =======================================================================

                    Unbilled costs and estimated earnings are billed in accordance with applicable contract terms. As of December 31, 2000, approximately $1,521,000 of the balances above are not expected to be collected within one year.



                                                                 CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------------------------------------


 3. INVENTORY:      Inventory consists of the following:
                              Raw materials                                                    $1,665,275
                              Work-in-progress                                                    672,979
                              Finished goods                                                    2,646,428
---------------------------------------------------------------------------------------------------------
                                                                                               $4,984,682
=========================================================================================================


  4.  PROPERTY,     Property, plant and equipment, at cost, consists of the
      PLANT AND     following:
      EQUIPMENT:
                                                                                                Estimated
                              December 31, 2000                                                Useful Life
                              ----------------------------------------------------------------------------

                              Land                                             $   412,200
                              Machinery and equipment                            7,351,049    5 to 10 years
                              Building                                           1,050,132         39 years
                              Furniture and fixtures                                65,585          7 years
                              Automobiles and trucks                                89,498          5 years
                              Leasehold improvements                                66,791          3 years
                              -----------------------------------------------------------------------------
                                                                                 9,035,255
                              Less accumulated depreciation and amortization     2,892,925
                              -----------------------------------------------------------------------------
                                                                               $ 6,142,330
                              =============================================================================

                              An aggregate of approximately $2,277,000 has been acquired under capital lease. As of December 31, 2000, the Company recorded approximately $160,000 of depreciation expense on this equipment.


  5.  LONG-TERM               Long-term debt consists of the following:
      DEBT:
                              Note payable - bank (a)                                        $  3,797,500
                              Note payable - bank (b)                                             850,328
                              Note payable - seller (c)                                         4,000,000
                              Other (d)                                                         1,855,414
                              ---------------------------------------------------------------------------
                                                                                               10,503,242
                              Less current maturities                                           6,043,239
                              ---------------------------------------------------------------------------
                                                                                             $  4,460,003
                              ===========================================================================

                              (a) The note, as amended in December 1998, is payable to a commercial bank in monthly installments of $317,000 from January 2001 through December 2001, plus monthly interest at the bank's published prime rate (9.50% at December 31, 2000) plus 1.5%. This note and the line of credit disclosed in Note 8 are collateralized by substantially all of the assets of the Company.

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                              (b) The note is payable to a commercial bank in monthly installments of $9,487, including interest at 8.3%, maturing October 31, 2007. This note is collateralized by Kolar's land and building.

                              (c) In 1997, the Company acquired substantially all of the assets of Kolar Machine Inc. The acquisition was partially financed through a $4,000,000 note payable to Mr. Daniel Liguori, the seller ("Seller") of Kolar Machine, Inc. The note payable to the Seller bears interest at 8% per annum. The Seller has deferred the Company's payment of interest on this note during 1999, and the accrued interest through December 1999 will be payable upon maturity of the Seller's note. Monthly interest payments began again in January 2000. This note matures April 1, 2002. The note payable - Seller is convertible into 333,334 shares of the Company's common stock at any time prior to the maturity of the note.

                                (d) The Company leases equipment and automobiles
                                    under capital leases which expire at various dates through January 2006. The leases require monthly payments of principal and interest, imputed at interest rates ranging from 7.75% to 16.2%.

                    The note payable - bank (a) requires the Company to maintain specified levels of working capital and other financial ratios, as defined. At December 31, 2000 the Company was not in compliance with certain covenants. Additionally, the Company was not in compliance with certain covenants on March 31, 2001, the next compliance measurement date. As a result, the note payable - bank (a) has been classified as a current liability. In addition, as a result of cross-collateralization clauses in note payable - bank (b) and other (d), all amounts due to the bank, $1,818,906 in the aggregate, that would otherwise be included in noncurrent liabilities is presented as current at December 31, 2000. The Company and the bank are in the process of amending the covenants.

                    Maturities of long-term debt are as follows:

                    Year ending December 31,

                       2001                                $ 6,043,239
                       2002                                  4,152,776
                       2003                                    148,681
                       2004                                    144,267
                       2005                                     14,279

                   ---------------------------------------------------
                                                           $10,503,242
                   ===================================================


                    At December 31, 2000, the carrying value of the Company's long-term debt approximated its estimated fair value based upon current borrowing rates for similar issues.


6. COMMITMENTS:     The Company leases a warehouse under a  noncancelable
                    operating lease expiring in August 2002.

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


                    The aggregate future minimum rental commitment under this lease is as follows:

                    Year ending December 31,

                       2001                                      $51,720
                       2002                                       34,480
                    -----------------------------------------------------
                                                                 $86,200
                    ====================================================


                    Total rental expense for the years ended December 31, 2000 and 1999 amounted to $236,598 and $176,121, respectively. The Company is required to pay additional expenses, as defined.

                    The Company has employment agreements with four employees. The aggregate future commitment under these agreements is as follows:

                    Year ending December 31,

                        2001                                      $639,000
                        2002                                       130,200
                        2003                                        44,100
                    ------------------------------------------------------
                                                                  $813,300
                    ======================================================


                    These agreements provide for additional bonus payments that are calculated, as defined.


7.  INCOME TAXES:   The provision (benefit) for income taxes consists of the
                    following:

                    Year ended December 31,       2000               1999
                    -------------------------------------------------------

                       Current:
                         Federal              $   4,000           $   4,000
                         State and local         10,000              33,000
                    -------------------------------------------------------
                                                 14,000              37,000
                    -------------------------------------------------------

                      Deferred:
                        Federal                (351,000)            231,000
                        State and local         (39,000)             35,000
                    -------------------------------------------------------
                                               (390,000)            266,000
                    -------------------------------------------------------
                                              $(376,000)          $ 303,000
                    =======================================================

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


                    The difference between the income tax provision (benefit) computed at the federal statutory rate and the actual tax provision (benefit) is accounted for as follows:

                    December 31,                             2000        1999
                    -----------------------------------------------------------
                    Taxes computed at the federal
                     statutory rate                       $ 528,000   $ 378,000
                    State income taxes, including
                     deferred, net of federal benefit         7,000      25,000
                    Other, including officers' life
                     insurance and various permanent
                     differences                             59,000       8,000
                    Utilization of net operating loss
                     carryforward                          (970,000)   (108,000)
                    -----------------------------------------------------------
                                                          $(376,000)  $ 303,000
                    ===========================================================

                    The components of deferred income tax assets (liabilities) are as follows:

                                                          Current     Noncurrent
                    -----------------------------------------------------------

                    Long-term contracts                $   (158,000)  $(431,000)
                    Property, plant and equipment          -                  -
                    Inventory                                72,000           -
                    Net operating loss carryforwards      2,446,000           -
                    Valuation allowance                  (1,146,000)          -

                    -----------------------------------------------------------
                                                       $  1,214,000   $(431,000)
                    ===========================================================


                    As of December 31, 2000, the Company had net operating loss carryforwards of approximately $6,183,000 for federal income tax purposes expiring in 2013.


8. LINE OF CREDIT:  The Company has an aggregate $2,500,000 line of credit agreement, expiring June 30, 2001, with The Chase Manhattan Bank and Mellon Bank for working capital and other corporate purposes as needed. Borrowings are subject to limits based on amounts of accounts receivable, as defined. Interest is at the banks' prime rate (9.50% at December 31, 2000) plus 1.5%. The line of credit and the note payable described in
                    Note 5(a) are collateralized by substantially all of the assets of the Company.


9. EMPLOYEES STOCK  In April 1992, the Company adopted the 1992 Stock Option
   OPTION PLANS:    Plan (the "1992 Plan"). The 1992 Plan, for which 83,334
                    common shares are reserved for issuance, provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company. The initial options granted to employees and directors with three or more years of service became exercisable as to one-third of the shares each year beginning on September 16, 1992. The initial options granted

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                    to those with less than three years of service became exercisable as to one-third of the shares each year beginning on September 16, 1993. The options may not be exercised more than five years from the date of issuance. In 1995, the option price for all outstanding employees' and director's stock options was lowered to $9.00.

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

                    In 2000, the Company adopted the 2000 Stock Option Plan (the "2000 Plan"). The 2000 Plan, as amended, reserved 700,000 common shares for issuance. The 2000 Plan provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company. The options' exercise price is equal to the closing price of the Company's shares on the day of issuance, except for incentive stock options granted to the Company's president, which are exercisable at 110% of the closing price of the Company's shares on the date of issuance.

                    The Company has 5,112 options available for future grant under the 1992 Plan, 21,667 options available for grant under the 1995 Plan, 12,332 options available for grant under the 1998 Plan, and 475,000 options available for grant under the 2000 Plan.

                    If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been adjusted to the pro forma amounts indicated in the table below:

                                            As Reported           Pro Forma
                                          2000       1999       2000      1999
                    ------------------------------------------------------------

                    Net income          $1,929,206  $808,917 $1,832,000 $596,000
                    ============================================================

                    Earnings per share:
                      Basic             $      .73  $    .31 $      .69 $    .23
                      Diluted           $      .70  $    .30 $      .66 $    .22
                    ============================================================

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                    A summary of the status of the Company's four stock option plans as of December 31, 2000 and 1999 and changes during those years is as follows:

                                                     2000                1999
                    ------------------------------------------------------------------
                                                         Weighted-           Weighted-
                                                          Average             Average
                                                         Exercise            Exercise
                    Fixed Options               Options    Price    Options    Price
                    ------------------------------------------------------------------
                    Outstanding at beginning
                     of year                    515,313    $4.27     327,468    $5.97
                    Granted during year         408,000     2.67     269,000     2.64
                    Exercised                    -            -      -              -
                    Forfeited                    29,001     4.11      81,155     5.72
                    -----------------------------------------------------------------
                    Outstanding at end of year  894,312    $3.54     515,313    $4.27
                    ==================================================================

                    The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                      Weighted
                                       Number        Average      Weighted-
                                     Outstanding    Remaining      Average
                        Range of         and       Contractual    Exercise
                    Exercise Price   Exercisable      Life          Price
                    --------------------------------------------------------
                    $2.53 - $9.00       894,312    3.65 years       $3.54
                    =========================================================

                    The Company's assumptions used to calculate the fair values of options issued were (i) risk-free interest rate of 5.25%,
                    (ii) expected life of five years, (iii) expected volatility of 174.71%, and (iv) expected dividends of zero.


10.   WARRANTS      In January 1996, the Company issued stock options to
      AND OPTIONS:  purchase  6,167 shares at $3.18 per share to a director.

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

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                    In January 1998, the Company issued options to purchase 25,000 shares of common stock to a consultant, who was also a director, at an exercise price of $7.50 per share of common stock. In February 1998, the Company issued options to purchase 3,334 shares of common stock to two directors at an exercise price of $6.93 per share of common stock. These options expire in 2003.

                    In March 1998, the Company issued 33,334 warrants to Gaines Berland, Inc. as compensation for acting as the Company's investment banker pursuant to a consulting agreement. These warrants entitle the investment banker to purchase 33,334 shares of common stock at an exercise price of $7.50 during the five-year period commencing April 1, 1998. This agreement was terminated in 1999. In 1999, the Company recorded a charge to operations of $198,734 to write off the unamortized portion of warrants issued under this agreement.

                    In May 1999, the Company issued 100,000 warrants to Catalyst Financial Corp. as partial compensation in the amount of $227,300 for acting as the Company's investment banker pursuant to a consulting agreement. These warrants entitle the investment banker to purchase 100,000 shares of common stock at an exercise price of $1.875 during the five-year period commencing May 4, 1999. In December 1999, the Company issued options to purchase 15,000 shares of common stock to a consultant at the exercise price of $2.53 per share of common stock. Also in December 1999, the Company issued options to purchase 10,000 shares of common stock to two directors at an exercise price of $2.53 per share of common stock.


11. EMPLOYEE        On September 11, 1996, CPI's board of directors  instituted
    BENEFIT PLANS:  a defined contribution plan under Section 401(k) of the
                    Internal Revenue Code (the "Code"). On October 1, 1998, the
                    Company amended and standardized both the CPI and Kolar plans as required by the Code. Pursuant to the amended plan, qualified employees may contribute a percentage of their pretax eligible compensation to the Plan and the Company will match a percentage of each employee's contribution.
                    Additionally, the Company has a profit-sharing plan covering all eligible employees. Contributions by the Company are at the discretion of management. The amount of contributions recorded by the Company in 2000 and 1999 amounted to $184,373 and $119,627, respectively.


12. CONTINGENCIES:  From time to time, the Company is subject to routine litigation incidental to its business. The Company believes that the settlement of any pending legal proceedings will not have a material adverse effect on the Company's financial condition.


13. SEGMENT         The Company's operations are classified into two business
    INFORMATION:    segments: production of complex aerospace structural
                    subassemblies ("Aerospace") and computer numerical control machining of metal products ("Machining").

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                    Summarized financial information by business segment for 2000 and 1999 is as follows:

                              December 31,          2000             1999
                     --------------------------------------------------------

                     Net sales:
                       Aerospace                $  8,261,351    $  6,079,936
                       Machining                  20,360,330      15,523,348
                    --------------------------------------------------------
                                                 $28,621,681    $ 21,603,284
                    ========================================================

                     Operating income:
                       Aerospace                $  1,163,364    $    474,212
                       Machining                   1,568,462       1,442,686
                    --------------------------------------------------------
                                                $  2,731,826    $  1,916,898
                    ========================================================

                     December 31,                    2000            1999
                    --------------------------------------------------------

                     Total assets:
                       Aerospace                $  6,838,934    $  5,814,906
                       Machining                  18,674,766      16,880,805
                    --------------------------------------------------------
                                                $ 25,513,700    $ 22,695,711
                    ========================================================


                     Depreciation and
                      amortization:
                       Aerospace                $     30,193    $     39,913
                       Machining                     888,208         718,433
                    --------------------------------------------------------
                                                $    918,401    $    758,346
                    ========================================================

                    Capital expenditures:
                      Aerospace                 $    70,837     $     23,488
                      Machining                   1,953,454          727,224
                    --------------------------------------------------------
                                                $ 2,024,291     $    750,712
                    ========================================================


14. MAJOR           Approximately 58% and 55% of the Company's sales in 2000 and
    CUSTOMERS:      1999, respectively, were to Universal Instruments Inc.
                    ("Universal").

                    Approximately 22% of the Company's sales in both 2000 and 1999 were to the U.S. government.

                    At December 31, 2000, approximately 70% of accounts receivable were due from Universal and the U.S. government (35% Universal and 35% for the U.S. government).

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 10, 2001                       CPI AEROSTRUCTURES, INC.


                                             By: /s/ Arthur August
                                                --------------------------
                                                  Arthur August,
                                                  President



         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

 Signature                     Title                          Date
 ---------                     -----                          ----

/s/ Arthur August             Chairman of the Board,          April 10, 2001
---------------------         President (Principal
Arthur August                 Executive Officer)
                              and Director

/s/ Edward J. Fred            Vice  President                 April 10, 2001
---------------------         (Principal
Edward J. Fred                Accounting and Financial
                              Officer) and Director

/s/ Walter Paulick            Director                        April 10, 2001
---------------------
Walter Paulick

/s/ Kenneth McSweeney         Director                        April 10, 2001
---------------------
Kenneth McSweeney