Form 10QSB
period 2000-12-31
CPI AEROSTRUCTURES INC
filed 2001-05-15
CIK 889348

CPI AEROSTRUCTURES, INC.

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period         Commission File Number 1-11398
                 ended March 31, 2001



                            CPI AEROSTRUCTURES, INC.
       (Exact Name of Small Business Issuer as Specified in its Character)



              New York                                 11-2520310
     --------------------------------       -----------------------------------
     (State or Other Jurisdiction           (IRS Employer Identification Number)
     of Incorporation or Organization)


                    200A EXECUTIVE DRIVE, EDGEWOOD, NY 11717
                    (Address of Principal Executive Offices)



                         Telephone number (631) 586-5200
                 (Issuer's Telephone Number Including Area Code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


          The number of shares of common stock, par value $.001 per share, outstanding was 2,648,509 as of May 11, 2001.

                                                       CPI AEROSTRUCTURES, INC.

                                                                          INDEX
-------------------------------------------------------------------------------
INDEX

Part I Financial Information:


       Item 1 - Consolidated Financial Statements:


       Independent Accountants' Review Report                                 3

       Balance Sheets as of March 31, 2001 (Unaudited) and                    4
         December 31, 2000

       Statements of Operations for the Three Months ended March 31, 2001     5
         (Unaudited) and 2000 (Unaudited)

       Statements of Cash Flows for the Three Months ended March 31, 2001     6
         (Unaudited) and 2000 (Unaudited)

       Notes to Financial Statements (Unaudited)                              7

       Item 2 - Management's Discussion and Analysis of Financial Condition   9
         and Results of Operations


Part II.  Other

       Item 6 - Exhibits and Reports on Form 8-K                             11

       Signatures                                                            12

                                                       CPI AEROSTRUCTURES, INC.

-------------------------------------------------------------------------------



ACCOUNTANTS' REVIEW REPORT




To the Board of Directors
CPI Aerostructures, Inc. and Subsidiary


We have reviewed the accompanying consolidated balance sheet of CPI Aerostructures, Inc. and Subsidiary as of March 31, 2001, and the related consolidated statements of operations and cash flows for the three month period then ended. These financial statements are responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards, generally accepted in the United States of America the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles generally accepted in the United States of America.

/s/ Goldstein Golub Kessler LLP


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

April 25, 2001

                                                                                           CPI AEROSTRUCTURES, INC.

                                                                                        CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------
                                                                                         March 31,        December 31,
                                                                                            2001            2000
                                                                                        (Unaudited)
----------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                              $  192,347         $  172,184
  Accounts receivable                                                                     1,218,215          2,107,555
  Costs and estimated earnings in excess of billings on uncompleted
      contracts (Note 2)                                                                  5,081,623          4,403,779
  Inventory                                                                               3,988,149          4,984,682
  Deferred income taxes net of valuation allowance of $1,146,000                          1,214,000          1,214,000
  Prepaid expenses and other current assets                                                 122,421            114,333
----------------------------------------------------------------------------------------------------------------------

      Total current assets                                                               11,816,755         12,996,533

Property, Plant and Equipment, net                                                        6,008,070          6,142,330
Goodwill                                                                                  5,937,176          6,066,258
Other Assets                                                                                276,240            308,579

----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                      $24,038,241        $25,513,700
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                     $  2,645,620       $  2,663,300
   Income taxes payable                                                                         ---             34,000
  Accrued expenses                                                                          413,552            560,444
  Line of credit                                                                          1,700,000          1,700,000
  Current portion of long term debt                                                       2,728,871          6,043,239
  Interest payable                                                                          408,554             10,720

----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                           7,896,597         11,011,703

Long term debt                                                                            7,188,133          4,460,003
Deferred income taxes                                                                       431,000            431,000
Interest payable                                                                                ---            374,400

----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                  15,515,730         16,277,106
----------------------------------------------------------------------------------------------------------------------

Commitments
 Shareholders' Equity:
  Common stock - $.001 par value; authorized 50,000,000 shares,
   2,648,509 issued and outstanding                                                           2,649              2,649
   Additional paid - in capital                                                          12,348,086         12,319,674
Accumulated deficit                                                                     (3,828,224)         (3,085,729)
----------------------------------------------------------------------------------------------------------------------

      Shareholders' equity                                                                8,522,511          9,236,594

----------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity                                        $24,038,241        $25,513,700
======================================================================================================================

                                                                        See Notes to Consolidated Financial Statements

                                                                                                                      4

                                                                                             CPI AEROSTRUCTURES, INC.

                                                                                CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------------
For the Three Months Ended March 31,                                                    2001                     2000
                                                                                                 (Unaudited)
----------------------------------------------------------------------------------------------------------------------
Revenue                                                                               $   5,614,888      $   6,947,293

Cost of sales                                                                             5,056,768          5,033,787
----------------------------------------------------------------------------------------------------------------------

Gross profit                                                                                558,120          1,913,506

Selling, general and administrative expenses                                              1,024,569          1,050,087
----------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                                             (466,449)            863,419
----------------------------------------------------------------------------------------------------------------------

Other (income) expense:
  Interest/other (income) expense                                                           (4,004)            161,181
  Interest expense                                                                         280,050             273,115
----------------------------------------------------------------------------------------------------------------------

Total other expenses, net                                                                  276,046             434,296
----------------------------------------------------------------------------------------------------------------------

Income (loss) before provision for income taxes                                           (742,495)            429,123

Provision for income taxes                                                                     ---             172,000
-----------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                                      $  (742,495)        $   257,123
=======================================================================================================================

Earnings (loss) per common share - Basic                                               $      (.28)        $       .10
-----------------------------------------------------------------------------------------------------------------------

Earnings (loss) per common share - Diluted                                             $      (.28)        $       .09
----------------------------------------------------------------------------------------------------------------------

Shares used in computing earnings (loss) per Common share:
      Basic                                                                              2,648,509           2,648,509
      Diluted                                                                            2,648,509           2,741,624
=======================================================================================================================

                                                                         See Notes to Consolidated Financial Statements

                                                                                                                      5


                                                                                            CPI AEROSTRUCTURES, INC.

                                                                                CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------------
For the Three Months Ended March 31,                                                    2001                     2000
                                                                                                 (Unaudited)
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                                     $  (742,495)         $ 257,123
  Adjustments to reconcile net income to net cash used in
   operating activities:
    Depreciation and amortization                                                           438,627            379,363
     Loss on disposal of fixed assets                                                         8,052                ---
    Non-cash consulting fees                                                                 28,412             28,413
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                            889,340            136,832
      (Increase) decrease in prepaid expenses and other current assets                       (8,088)            32,519
      Decrease in other assets                                                                    1             79,740
      (Increase) decrease in costs and estimated earnings in excess of billings on
       uncompleted contracts                                                               (677,844)            15,170
      Decrease (Increase) in inventory                                                      996,533           (316,687)
      Decrease (Increase) in accounts payable                                               (17,680)           286,143
      Decrease in accrued expenses                                                         (146,892)          (168,707)
      Decrease (Increase) in income taxes payable                                           (34,000)           167,998
      Increase in interest payable                                                           23,434                ---
----------------------------------------------------------------------------------------------------------------------
          Net cash provided (used) in operating activities                                  757,400            897,907
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Purchase of property and equipment                                                           (9,141)          (116,425)
Proceeds from sale of fixed assets                                                            2,050               ---
----------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                              (7,091)          (116,425)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of long-term debt                                                              (730,146)          (670,225)
----------------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                                            (730,146)          (670,225)
----------------------------------------------------------------------------------------------------------------------
Net (Decrease) increase in cash                                                              20,163            111,257
Cash at beginning of period                                                                 172,184            295,698
----------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                       192,347        $   406,955
======================================================================================================================

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest                                                                                256,616        $   273,115
======================================================================================================================
    Income taxes                                                                      $      36,050      $       4,000
======================================================================================================================

Supplemental schedule of non-cash financing activity:

  Financing obligation incurred in connection with
    the acquisition of equipment                                                        $   143,908        $   370,571

======================================================================================================================
                                                                    See Notes to Consolidated Financial Statements

                                                                                                                 6

                                                        CPI AEROSTRUCTURES, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------------------

1.  INTERIM         The financial statements as of March 31, 2001 and for the
    FINANCIAL       three months ended March 31, 2001 and 2000 are unaudited,
    STATEMENTS      however, in the opinion of the management of the Company,
                    these financial statements reflect all adjustments
                    (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of operations for such interim periods are not necessarily indicative of the results to be obtained for a full year.


 2.  COSTS AND      Costs and estimated earnings in excess of billings on
     EXTIMATED      uncompleted contracts consist of:
     EARNINGS IN
     EXCESS OF
     BILLINGS ON
     UNCOMPLETED
     CONTRACTS

                                                                       March 31, 2001
                   ----------------------------------------------------------------------------------------

                                                             U.S.
                                                          Government         Commercial           Total
                   ----------------------------------------------------------------------------------------
                   Costs incurred on uncompleted
                    contracts                              $3,798,065        $12,084,257        $15,882,322
                   Estimated earnings                       1,206,632          6,484,958          7,691,590
                   ----------------------------------------------------------------------------------------

                                                            5,004,697         18,569,215         23,573,912
                   Less billings to date                    2,855,308         15,636,981         18,492,289

                   ----------------------------------------------------------------------------------------
                   Costs and estimated earnings
                    in excess of billings on
                    uncompleted contracts                  $2,149,389         $2,932,234         $5,081,623
                   ========================================================================================



                                                                          December 31, 2000
                   ----------------------------------------------------------------------------------------

                                                             U.S.
                                                          Government         Commercial           Total
                   ----------------------------------------------------------------------------------------

                   Costs incurred on uncompleted
                    contracts                              $2,920,896        $11,718,432        $14,639,328
                   Estimated earnings                         909,009          6,227,850          7,136,859
                   ----------------------------------------------------------------------------------------

                                                            3,829,905         17,946,282         21,776,187
                   Less billings to date                    2,156,866         15,215,542         17,372,408

                   ----------------------------------------------------------------------------------------
                   Costs and estimated earnings
                    in excess of billings on
                    uncompleted contracts                  $1,673,039        $ 2,730,740        $ 4,403,779
                   ========================================================================================


                                                                                                          7

                                                        CPI AEROSTRUCTURES, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------------------

3.  EARNINGS PER    Basic earnings per common share is computed using the
    COMMON SHARE:   weighted average number of shares outstanding. Diluted
                    earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Potential common shares have not been included in the computation of diluted EPS for the first three months of 2001 since the effect would be antidilutive. Incremental shares of 93,115 were used in the calculation of diluted earnings per common share in the first three months of 2000.

                    The convertible securities attributable to a note payable have been excluded from the fully diluted computation as their effect would be antidilutive.

4. INVENTORY:       Inventory consists of the following:

                    Raw Materials                                    $1,476,516
                    Work-in-Progress                                  1,512,784
                    Finished Goods                                      998,849
                    -----------------------------------------------------------
                                                                    $ 3,988,149


5.  SEGMENT         The Company's operations are classified into two business
    INFORMATION:    segments: Production of complex aerospace structural
                    sub-assembles ("Aerospace") and computer numerical control machining of metal products ("Machining").

                    Summarized financial information by business segment for 2001 and 2000 are as follows:

                     For the three months ended March 31,           2001               2000
                     ----------------------------------------------------------------------
                     Net sales:
                       Aerospace                              $2,995,611       $  1,750,065
                       Machining                               2,619,277          5,197,228
                     ----------------------------------------------------------------------
                                                              $5,614,888       $  6,947,293
                     =======================================================================

                     For the three months ended March 31,           2001               2000
                     ----------------------------------------------------------------------

                     Operating income (loss):
                       Aerospace                              $  444,343       $    236,601
                       Machining                                (910,792)           626,818
                     ----------------------------------------------------------------------
                                                              $ (466,449)      $    863,419
                     ======================================================================


                                                               March 31,       December 31,
                                                                    2001               2000
                     ----------------------------------------------------------------------

                     Total assets:
                       Aerospace                            $  7,454,390       $  6,838,934
                       Machining                              16,583,851         18,674,766
                     ----------------------------------------------------------------------
                                                            $ 24,038,241       $ 25,513,700
                     ======================================================================




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

Material Changes in Results of Operations

The Company's revenue for the three months ended March 31, 2001 was $5,614,888 compared to $6,947,293 for the same period last year, representing a decrease of $1,332,405 or 19%. This decrease is largely attributable to the decrease in the demand for board handlers produced by Kolar.

Gross profit decreased by $1,355,386 or 71%, from the three months ended March 31, 2000 to the three months ended March 31, 2001. Gross profit as a percentage of revenue for the three months ended March 31, 2001 was 10% compared to 28% for the same period last year. These percentages reflect the lower margins at Kolar resulting from the weakness in revenue from its major customers and excess capacity.

Selling, general, and administrative expenses decreased by $25,518, or 2%, from the three months ended March 31, 2000 to the three months ended March 31, 2001. Interest expense increased by $6,935 for the three months ended March 31, 2001, compared to the same period last year.

Other income increased by $165,185 over last year's other expense. This is due to the fact that the Company recorded a write-off of acquisition charges for unconsummated transactions in 2000.

The resulting net loss for the three months ended March 31, 2001, was $742,495 compared to net income of $257,123 for the same period last year. Basic loss per share was $.28 on 2,648,509 average shares outstanding, compared to earnings of $.10 per share on 2,648,509 average shares outstanding for fiscal 2000. Diluted loss per share was $.28 on $2,648,509 weighted average shares outstanding compared to $.09 per share in 2000 on 2,741,624 weighted average shares outstanding.

Material Changes in Financial Condition

At March 31, 2001 and December 31, 2000, the Company had working capital of $3,920,158 and $1,984,830 respectively, an increase of $1,935,328. This increase is primarily attributable to the classification of approximately $1,819,000 of long-term debt as current as of December 31, 2000. A large portion of the Company's cash has been used for costs incurred on commercial and the numerous government contracts that are in process and which do not allow progress payments. These costs are components of "Costs and estimated earnings in excess of billings on uncompleted contracts" and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms. The Company's continued requirement to incur significant costs, in advance of receipt of associated cash for commercial and government aircraft contracts, has caused an increase in the gap between aggregate costs and earnings and the related billings to date.

In April 2001, the Company re-structured its term loan agreement with the Chase and Mellon banks. Under the new arrangement, the principal payments for March, April and May of 2001 were deferred, and will be amortized through June 30, 2002. Monthly loan payments will commence in June 2001 at $100,000 per month, and continue at that rate through August 2001. The payments will increase to $200,000 for the succeeding two months, then return to $317,000 per month beginning in November 2001, and continue until the term loan is paid off on June 30, 2002. Additionally, Daniel Liguori, the seller of Kolar, has deferred the Company's payment of interest to him until July 1, 2002. This deferred interest will accrue and become payable upon maturity of his note. Interest payments will begin again in July, 2002.

                                                        CPI AEROSTRUCTURES, INC.

      Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------


Net cash provided by operating activities for the three months ended March 31, 2001 was $757,400. This increase in cash was primarily the result of a net loss of $742,495, depreciation and amortization of $438,627, a decrease in accounts receivable of $889,340, a decrease in inventory of $996,533 offset by an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $677,844, an increase in prepaid expenses and other current assets of $8,088, a decrease in accounts payable of $17,680, a decrease in income tax payable of $34,000 and a decrease in accrued expenses of $146,892.

ITEM 6.     Exhibits and Reports on Form 8-K

            a)  No Exhibits

            b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended March 31, 2001.

                                    SIGNATURE


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CPI AEROSTRUCTURES, INC.



Dated:   May 14, 2001                    By:  /S/ Arthur August
                                            ---------------------------------
                                             Arthur August
                                             President
                                             (Principal Executive Officer)



Dated:   May 14, 2001                    By:  /S/ Edward J. Fred
                                            ---------------------------------
                                             Edward J. Fred
                                             Chief Financial Officer