Form 10QSB
period 2001-06-30
CPI AEROSTRUCTURES INC
filed 2001-08-14
CIK 889348

CPI AEROSTRUCTURES, INC.

-------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period     Commission File Number 1-11398
                 Ended June 30, 2001



                            CPI AEROSTRUCTURES, INC.
       (Exact Name of Small Business Issuer as Specified in its Character)





                New York                                11-2520310
      --------------------------------            -----------------------------
      (State or Other Jurisdiction                (IRS Employer Identification
      of Incorporation or Organization)           Number)


                    200A EXECUTIVE DRIVE, EDGEWOOD, NY 11717
                    (Address of Principal Executive Offices)



                         Telephone number (631) 586-5200
                 (Issuer's Telephone Number Including Area Code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


         The number of shares of common stock, par value $.001 per share, outstanding was 2,657,046 as of June 30, 2001.

                                                        CPI AEROSTRUCTURES, INC.

                                                                           INDEX
-------------------------------------------------------------------------------




Part I Financial Information:


       Item 1 - Consolidated Financial Statements:

       Independent Accountant's Review Report                             3

       Balance Sheets as of June 30, 2001 (Unaudited) and                 4
         December 31, 2000 (Audited)

       Statements of Operations for the Three Months and Six              5
         Months ended June 30, 2001 (Unaudited) and 2000 (Unaudited)


       Statements of Cash Flows for the Six Months ended June 30, 2001    6
         (Unaudited) and 2000 (Unaudited)

       Notes to Financial Statements (Unaudited)                          7

       Item 2 - Management's Discussion and Analysis of Financial         10
          Conditionand Results of Operations

Part II. Other

       Item 2 - Changes in Securities and Use of Proceeds                 12


       Item 6 - Exhibits and Reports on Form 8-K                          12


       Signatures                                                         13

ACCOUNTANT'S REVIEW REPORT




To the Board of Directors
CPI Aerostructures, Inc.

We have reviewed the accompanying related consolidated statements of operations for the six and three month periods ended June 30, 2001 and 2000 and the consolidated statement of cash flows for the six month period, then ended. These financial statements are responsibility of the company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards the objective of which is the expression of an opinion regarding the condensed financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.


/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York


July 31, 2001

                                                                         CPI AEROSTRUCTURES, INC.

                                                                      CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------

                                                                           June 30,   December 31,
                                                                             2001       2000
                                                                         (Unaudited)     (Audited)
--------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                               $  156,114    $  172,184
  Accounts receivable                                                      1,094,135     2,107,555
  Costs and estimated earnings in excess of billings on uncompleted
      contracts                                                            6,270,371     4,403,779
  Inventory                                                                4,003,305     4,984,682
  Deferred income taxes net of valuation allowance of $1,146,000           1,214,000     1,214,000
  Prepaid expenses and other current assets                                   87,813       114,333
--------------------------------------------------------------------------------------------------

      Total current assets                                                12,825,738    12,996,533

Property, Plant and Equipment, net                                         5,729,571     6,142,330
Goodwill                                                                   5,808,093     6,066,258
Other Assets                                                                 243,903       308,579

--------------------------------------------------------------------------------------------------
      Total Assets                                                       $24,607,305   $25,513,700
==================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                       $ 3,349,809  $  2,663,300
  Accrued expenses                                                           353,335       560,444
  Line of credit                                                           1,700,000     1,700,000
  Current portion of long term debt                                        3,510,427     6,043,239
  Income taxes payable                                                           -0-        34,000
  Interest payable                                                           496,042        10,720

--------------------------------------------------------------------------------------------------
      Total current liabilities                                            9,409,613    11,011,703

Long term debt                                                             6,196,460     4,460,003
Deferred income taxes                                                        431,000       431,000
Interest payable                                                                 -0-       374,400

--------------------------------------------------------------------------------------------------
      Total liabilities                                                   16,037,073    16,277,106
--------------------------------------------------------------------------------------------------

Commitments
 Shareholders' Equity:
  Common stock - $.001 par value; authorized 50,000,000 shares,
   2,657,046 and 2,648,509, respectively, issued and outstanding               2,657         2,649
   Additional paid - in capital                                           12,376,491    12,319,674
   Accumulated deficit                                                   (3,808,916)    (3,085,729)
--------------------------------------------------------------------------------------------------

      Shareholders' equity                                                 8,570,232     9,236,594
--------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity                         $24,607,305   $25,513,700
==================================================================================================
                                                    See Notes to Consolidated Financial Statements
                                                                                                 4


                                                                                             CPI AEROSTRUCTURES, INC.

                                                                                CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------------------
                                              For the Three Months Ended  June 30,  For the Six Months Ended June 30,
                                                    2001                 2000            2001             2000
                                                          (Unaudited)                          (Unaudited)
---------------------------------------------------------------------------------------------------------------------
Revenue                                            $ 4,682,740    $ 7,351,536         $10,297,628      $14,298,829

Cost of sales                                        3,570,763      5,705,358           8,627,531       10,739,145
------------------------------------------------------------------------------------------------------------------

Gross profit                                         1,111,977      1,646,178           1,670,097        3,559,684
Selling, general and administrative expenses           847,941        896,136           1,872,510        1,946,223
------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                          264,036        750,042            (202,413)       1,613,461
------------------------------------------------------------------------------------------------------------------

Other (income) expense:
  Interest/other (income) expense                     (17,078)       (30,559)             (21,082)         130,622
  Interest expense                                    261,086        270,906              541,856          544,021
------------------------------------------------------------------------------------------------------------------

Total other expenses, net                             244,728        240,347              520,774          674,643
------------------------------------------------------------------------------------------------------------------

Income (loss) before provision for
  income taxes                                         19,308        509,695             (723,187)         938,818

Provision for income taxes                                -0-        204,000                  -0-          376,000
------------------------------------------------------------------------------------------------------------------

Net income (loss)                                $     19,308     $  305,695           $ (723,187)      $  562,818
$
==================================================================================================================

Earnings (loss) per common share - Basic         $        .01     $      .12           $     (.27)      $      .21
------------------------------------------------------------------------------------------------------------------

Earnings (loss) per common share - Diluted       $        .01     $      .11           $     (.27)      $      .20
------------------------------------------------------------------------------------------------------------------

Shares used in computing earnings per Common share:
      Basic                                         2,651,323      2,648,509            2,649,971        2,648,509
      Diluted                                       2,651,473      2,692,187            2,649,971        2,747,638
==================================================================================================================





                                                                    See Notes to Consolidated Financial Statements
                                                                                                                 5

                                                                    CPI AEROSTRUCTURES, INC.

                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------
For the Six Months Ended June 30,                                   2001            2000
                                                                        (Unaudited)
--------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                             $  (723,187)    $  562,818
  Adjustments to reconcile net income to net cash used in
   operating activities:
    Depreciation and amortization                                   934,049        819,210
    Loss (gain) on disposal of fixed assets                           7,875         (1,107)
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                  1,013,420       (362,290)
      Decrease in prepaid expenses and other current assets          26,520         57,848
      Decrease in other assets                                           -0-        79,742
      Increase in costs and estimated earnings in excess of
       billings on uncompleted contracts                         (1,866,592)      (213,167)
      (Increase) decrease in inventory                              981,377       (440,068)
      (Increase) decrease in accounts payable                       686,509       (160,147)
      (Decrease) increase in accrued expenses                      (207,109)        75,803
      Increase in accrued interest                                  110,922         26,667
      (Decrease) increase in income taxes payable                   (34,000)       372,000
------------------------------------------------------------------------------------------
          Net cash provided by in operating activities              929,784        817,309
------------------------------------------------------------------------------------------

Cash flows from investing activities:
Purchase of property and equipment                                   (9,141)      (252,592)
Proceeds from sale of fixed assets                                    3,550          8,500
------------------------------------------------------------------------------------------
          Net cash used in investing activities                      (5,591)      (244,092)
------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of long-term debt                                      (940,263)    (1,367,184)
  Proceeds from line of credit                                           -0-       825,000
------------------------------------------------------------------------------------------
          Net cash used in financing activities                    (940,263)      (542,184)
------------------------------------------------------------------------------------------
Net (decrease) increase in cash                                     (16,070)       (31,033)
Cash at beginning of period                                         172,184        295,698
------------------------------------------------------------------------------------------
Cash at end of period                                             $ 156,114    $   326,731
==========================================================================================

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest                                                        430,934    $   544,021
==========================================================================================
    Income taxes                                                 $   36,050    $     4,000
==========================================================================================

Supplemental schedule of non-cash financing activity:

  Financing obligation incurred in connection with
    the acquisition of equipment                                 $  143,908    $   424,266
==========================================================================================




                                            See Notes to Consolidated Financial Statements
                                                                                         6

                                                       CPI AEROSTRUCTURES, INC.


                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

1.  INTERIM       The financial statements as of June 30, 2001 and for the six
    FINANCIAL     months ended June 30, 2001 and 2000 are unaudited, however, in
    STATEMENTS    the opinion of the management of the Company, these financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of operations for such interim periods and are not necessarily indicative of the results to be obtained for a full year.

                  In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142).

                  SFAS No. 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, "Business Combinations" as well as FASB Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises".

                  SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather than amortized, beginning on January 1, 2002. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets".

                  The Company is assessing the impact of adopting these standards on the consolidated financial statements.

                                                                                CPI AEROSTRUCTURES, INC.


                                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------------------------------------------------------------
2.  COSTS AND     Costs and estimated earnings in excess of billings on uncompleted contracts consist of:
    ESTIMATED
    EARNINGS IN                                                            June 30, 2001
    EXCESS OF     ---------------------------------------------------------------------------------------
    BILLINGS ON                                             U.S.
    UNCOMPLETED                                          Government         Commercial           Total
    CONTRACTS     ---------------------------------------------------------------------------------------
                  Costs incurred on uncompleted
                   contracts                              $4,826,191        $12,134,732        $16,960,923
                  Estimated earnings                       1,809,757          6,534,295          8,344,052
                  -----------------------------------------------------------------------------------------
                                                           6,635,948         18,669,027         25,304,975
                  Less billings to date                    3,123,759         15,910,845         19,034,604
                  ----------------------------------------------------------------------------------------
                  Costs and estimated earnings
                   in excess of billings on
                   uncompleted contracts                  $3,512,189         $2,758,182         $6,270,371
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
                  ========================================================================================




                                                                                                         8

                                                        CPI AEROSTRUCTURES, INC.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------------

3. EARNINGS PER Basic earnings per share is computed by dividing net income, COMMON SHARE: by the weighted average number of common shares outstanding.

                  Diluted earnings per share is computed by dividing net income, increased by proforma reductions in interest expense (net of tax) resulting from the assumed exercise of stock options and warrants and the resulting assumed reduction of outstanding indebtedness, by the weighted average number of common and common equivalent shares outstanding.

                  The convertible securities attributable to a note payable have been excluded from the fully diluted computation as their effect would be antidilutive.


4. INVENTORY:     Inventory consists of the following:
                                             June 30, 2001     Dec. 31, 2000
                                             -------------     --------------
                   Raw Materials               $ 1,374,930       $ 1,665,275
                   Work-in-Progress              1,782,500           672,979
                   Finished Goods                  845,875         2,646,428
                   -----------------------------------------------------------
                                               $ 4,003,305       $ 4,984,682

5.  SEGMENT       The Company's operations are classified into two business
    INFORMATION:  segments: Production of complex aerospace structural sub-assemblies ("Aerospace") and computer numerical control machining of metal products ("Machining").

                  Summarized financial information by business segment for 2000 and 1999 are as follows:

                   For the six months ended
                        June 30,                    2001               2000
                   ------------------------------------------------------------
                   Net sales:
                     Aerospace                  $  6,082,085       $  3,828,113
                     Machining                     4,215,543         10,470,716
                   ------------------------------------------------------------
                                                $ 10,297,628       $ 14,298,829
                   ============================================================

                   Operating income (loss):
                     Aerospace                  $  1,093,657       $    311,035
                     Machining                    (1,296,070)         1,302,426
                   ------------------------------------------------------------
                                                $   (202,413)      $  1,613,461
                   ============================================================


                                                June 30, 2001      Dec. 31, 2000
                                                -------------      -------------
                   Total assets:
                     Aerospace                  $  8,493,390       $  6,838,934
                     Machining                    16,113,915         18,674,766
                   ------------------------------------------------------------
                                                $ 24,607,305       $ 25,513,700
                   ============================================================

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

Material Changes in Results of Operations

The Company's revenue for the six months ended June 30, 2001 was $10,297,628 compared to $14,298,829 for the same period last year, representing a decrease of $4,001,201 or 28%. This decrease is largely attributable to the decrease in the demand for board handlers produced by Kolar.

Gross profit decreased by $1,889,587 or 53%, from the six months ended June 30, 2000 compared to the six months ended June 30, 2001. Gross profit as a percentage of revenue for the six months ended June 30, 2001 was 16% compared to 25% for the same period last year. The reduction in gross profit percentage is due primarily to a less profitable sales mix.

Selling, general, and administrative expenses decreased by $73,713, or 4%, from the six months ended June 30, 2000 compared to the six months ended June 30, 2001. Interest expense decreased by $2,165 for the six months ended June 30, 2001, compared to the same period last year.

Other income increased by $151,704 over last year's other expense. This change is related to the write-off of acquisition charges for unconsummated transactions in 2000.

The resulting net loss for the six months ended June 30, 2001 was $723,187 compared to net income of $562,818 for the same period last year. Basic loss per share was $.27 on 2,649,971 average shares outstanding, compared to $.21 earnings per share on 2,648,509 average shares outstanding for fiscal 2000. Diluted loss per share was to $.27 per share compared to $.20 earnings per share in 2000 on 2,649,971 and 2,747,638 weighted average shares outstanding, respectively.

Material Changes in Financial Condition

At June 30, 2001 and December 31, 2000, the Company had working capital of $3,416,125 and $1,948,830 respectively, an increase of $1,428,295. This increase is primarily attributable to the classification of approximately $1,819,000 of long-term debt as current as of December 31, 2000. A large portion of the Company's cash has been used for costs incurred on commercial and the numerous government contracts which do not allow progress payments for contracts that are in process. These costs are components of "costs and estimated earnings in excess of billings on uncompleted contracts" and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms. The Company's continued requirement to incur significant costs, in advance of receipt of associated cash for commercial and government aircraft contracts, has caused an increase in the gap between aggregate costs and earnings and the related billings to date.

                                                        CPI AEROSTRUCTURES, INC.

                              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Net cash provided by operating activities for the six months ended June 30, 2001 was $929,784. This increase in cash was primarily the result of net loss of $723,187, depreciation and amortization of $934,049, a decrease in pre-paid expenses and other current assets of $26,520, a decrease in accounts receivable of $1,013,420, a decrease in inventory of $981,377, an increase in accounts payable of $686,509 and an increase in accrued interest of $110,922 offset by an increase in cost and estimated earnings of $1,866,592, a decrease in accrued expenses of $207,109, and a decrease in income taxes payable of $34,000.

                                                        CPI AEROSTRUCTURES, INC.

--------------------------------------------------------------------------------

ITEM 2.  Changes In Securities and Use of Proceeds

         (c)      Recent Sales of Unregistered Securities

         During the three months ended June 30, 2001, the Company made the following sales of unregistered securities:


-------------------------------------------------------------------------------------------------------------------
|               |                   |              |     Consideration    |                   |                    |
|               |                   |              |      Received and    |                   |                    |
|               |                   |              |     Description of   |                   |     If Option,     |
|               |                   |              |    Underwriting or   |                   |     Warrant or     |
|               |                   |              |   Other Discounts to |                   |     Convertible    |
|               |                   |              |      Market Price    |   Exemption from  |   Security, Terms  |
|               |                   | Number Sold  |      Afforded to     |    Registration   |   of Exercise or   |
| Date of Sale  | Title of Security | Or Forfeited |       Purchasers     |       Claimed     |     Conversions    |
|---------------|-------------------|--------------|----------------------|-------------------|------------------- |
|     04/18/01  |    Common Stock   |    25,000    |  Option  to purchase |        4(2)       |        Fully       |
|               |                   |              |  common stock issued |                   |  exercisable upon  |
|               |                   |              |  pursuant to the     |                   |  the date of grant |
|               |                   |              |  Performance Equity  |                   |                    |
|               |                   |              |  Plan 2000;  no cash |                   |                    |
|               |                   |              |  consideration       |                   |                    |
|               |                   |              |  received by the     |                   |                    |
|               |                   |              |  Company             |                   |                    |
|---------------|-------------------|--------------|----------------------|-------------------|------------------- |
|     05/31/01  |    Common Stock   |    8,537     |  Common Stock issued |        4(2)       |         N/A        |
|               |                   |              |  upon the exercise   |                   |                    |
|               |                   |              |  of options;  no     |                   |                    |
|               |                   |              |  cash consideration  |                   |                    |
|               |                   |              |  received by the     |                   |                    |
|               |                   |              |  Company as a result |                   |                    |
|               |                   |              |  of cashless         |                   |                    |
|               |                   |              |  exercise provision  |                   |                    |
-------------------------------------------------------------------------------------------------------------------


ITEM 6.     Exhibits and Reports on Form 8-K

a)       No Exhibits

b)       Reports on Form 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the six months ended June 30, 2001

                                                        CPI AEROSTRUCTURES, INC.

--------------------------------------------------------------------------------


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             CPI AEROSTRUCTURES, INC.



Dated:  August 14, 2001                      By:  /S/ Arthur August
                                                  -----------------
                                             Arthur August
                                             President
                                             (Principal Executive Officer)



Dated:  August 14, 2001                      By:  /S/ Edward J. Fred
                                                  ------------------
                                             Edward J. Fred
                                             Chief Financial Officer