Form 10QSB
period 2001-09-30
CPI AEROSTRUCTURES INC
filed 2001-11-14
CIK 889348

CPI AEROSTRUCTURES, INC.

-------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period         Commission File Number 1-11398
                 Ended September 30, 2001



                            CPI AEROSTRUCTURES, INC.
       (Exact Name of Small Business Issuer as Specified in its Character)





                  New York                          11-2520310
     ----------------------------------     ------------------------------------
       (State or Other Jurisdiction         (IRS Employer Identification Number)
       of Incorporation or Organization)


                    200A EXECUTIVE DRIVE, EDGEWOOD, NY 11717
                    (Address of Principal Executive Offices)



                         Telephone number (631) 586-5200
                 (Issuer's Telephone Number Including Area Code)


             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____



             The number of shares of common stock, par value $.001 per share, outstanding was 2,657,046 as of September 30, 2001.

                                                        CPI AEROSTRUCTURES, INC.

                                                                          INDEX
-------------------------------------------------------------------------------





Part I Financial Information:


Item 1 - Consolidated Financial Statements:

       Independent Accountant's Review Report                               3

       Balance Sheets as of September 30, 2001 (Unaudited) and              4
         December 31, 2000 (Audited)

       Statements of Operations for the Three Months and Nine Months        5
         ended September 30, 2001 (Unaudited) and 2000 (Unaudited)

       Statements of Cash Flows for the Nine Months ended                   6
         September 30, 2001 (Unaudited) and 2000 (Unaudited)

       Notes to Financial Statements (Unaudited)                            7

Item 2 - Management's Discussion and Analysis of Financial Condition        10
            and Results of Operations

Part II.  Other Information

          Item 2 - Changes in Securities and Use of Proceeds                11

          Item 4 - Submission of Matters to a Vote of Security Holders      11

          Item 6 - Exhibits and Reports on Form 8-K                         12


        Signatures                                                          13

PART I   Financial Information


ITEM 1.  Consolidated Financial Statements



ACCOUNTANT'S REVIEW REPORT



To the Board of Directors
CPI Aerostructures, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of CPI Aerostructures, Inc. and Subsidiary as of September 30, 2001 and the related condensed consolidated statements of operations for the nine and three month periods ended September 30, 2001 and 2000 and the consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2000. These financial statements are responsibility of the company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the condensed financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.


/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

November 2, 2001


                                                                                     CPI AEROSTRUCTURES, INC.

                                                                                  CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------

                                                                               September 30,     December 31,
                                                                                    2001            2000
                                                                                (Unaudited)       (Audited)
-------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                     $  275,352         $  172,184
  Accounts receivable                                                            1,624,498          2,107,555
  Costs and estimated earnings in excess of billings on uncompleted
      contracts                                                                  6,664,340          4,403,779
  Inventory                                                                      2,945,122          4,984,682
  Deferred income taxes net of valuation allowance of $1,146,000                 1,214,000          1,214,000
  Prepaid expenses and other current assets                                        164,182            114,333
-------------------------------------------------------------------------------------------------------------

      Total current assets                                                      12,887,494         12,996,533

Property, Plant and Equipment, net                                               5,483,004          6,142,330
Goodwill                                                                         5,679,011          6,066,258
Other Assets                                                                       212,564            308,579
-------------------------------------------------------------------------------------------------------------
      Total Assets                                                             $24,262,073        $25,513,700
=============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                             $ 2,792,282       $  2,663,300
  Accrued expenses                                                                 400,662            560,444
  Line of credit                                                                 1,700,000          1,700,000
  Current portion of long term debt                                              3,145,118          6,043,239
  Income taxes payable                                                                 ---             34,000
  Interest payable                                                                 596,010             10,720

-------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                  8,634,072         11,011,703

Long term debt                                                                   6,084,106          4,460,003
Deferred income taxes                                                              431,000            431,000
Interest payable                                                                       ---            374,400
-------------------------------------------------------------------------------------------------------------
      Total liabilities                                                         15,149,178         16,277,106
-------------------------------------------------------------------------------------------------------------

Commitments
 Shareholders' Equity:
  Common stock - $.001 par value; authorized 50,000,000 shares,
   2,657,046 and 2,648,509, respectively, issued and outstanding                     2,657              2,649
   Additional paid - in capital                                                 12,367,020         12,319,674
   Accumulated deficit                                                          (3,256,782)        (3,085,729)
-------------------------------------------------------------------------------------------------------------
      Shareholders' equity                                                       9,112,895          9,236,594
-------------------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity                               $24,262,073        $25,513,700
=============================================================================================================
                                                               See Notes to Consolidated Financial Statements
                                                                                                            4


                                                                                            CPI AEROSTRUCTURES, INC.

                                                                               CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------------
                                          For the Three Months Ended Sept. 30,   For the Nine Months Ended Sept. 30,

                                                          2001           2000                 2001            2000
                                                              (Unaudited)                         (Unaudited)
-------------------------------------------------------------------------------------------------------------------
Revenue                                            $ 7,149,818    $ 7,976,254         $ 17,447,446     $22,275,083

Cost of sales                                        5,417,850      5,891,425           14,045,381      16,630,570
-------------------------------------------------------------------------------------------------------------------

Gross profit                                         1,713,968      2,084,829            3,402,065       5,644,513
Selling, general and administrative expenses           889,842      1,120,468            2,762,352       3,066,691
------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                          842,126        964,361              639,713       2,577,822
------------------------------------------------------------------------------------------------------------------

Other (income) expense:
  Interest/other (income) expense                       31,196        (39,849)              10,114          90,773
  Interest expense                                     258,796        285,466              800,652         829,487
------------------------------------------------------------------------------------------------------------------

Total other expenses, net                              289,992        245,617              810,766         920,260
------------------------------------------------------------------------------------------------------------------

Income (loss) before provision for
  income taxes                                         552,134        718,744             (171,053)      1,657,562

Provision for income taxes                                 -0-        287,000                  -0-         663,000
------------------------------------------------------------------------------------------------------------------

Net income (loss)                                 $    552,134     $  431,744         $   (171,053)     $  994,562

------------------------------------------------------------------------------------------------------------------

Earnings (loss) per common share - Basic          $        .21     $      .16         $       (.06)     $      .38
------------------------------------------------------------------------------------------------------------------

Earnings (loss) per common share - Diluted        $        .21     $      .16         $       (.06)     $      .36
-------------------------------------------------------------------------------------------------------------------

Shares used in computing earnings per
  Common share:
     Basic                                           2,657,046      2,648,509            2,652,356       2,648,509
     Diluted                                         2,690,380      2,765,223            2,738,467       2,753,467

===================================================================================================================







                                                                    See Notes to Consolidated Financial Statements
                                                                                                                 5


                                                                                            CPI AEROSTRUCTURES, INC.

                                                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------

For the Nine Months Ended September 30,                                                         2001             2000
                                                                                                     (Unaudited)
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                                      $ (171,053)        $  994,562
  Adjustments to reconcile net income to net cash used in
   operating activities:
    Depreciation and amortization                                                         1,364,382          1,232,256
    Loss (gain) on disposal of fixed assets                                                   7,875                481
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                                       483,057             55,588
      (Increase) decrease in prepaid expenses and other current assets                      (49,849)           102,923
      Decrease in other assets                                                               (1,000)            79,741
      Increase in costs and estimated earnings in excess of billings on
       uncompleted contracts                                                             (2,260,561)          (734,182)
      (Increase) decrease in inventory                                                    2,039,560         (1,202,862)
      (Decrease) increase in accounts payable                                               128,982            (24,297)
      (Decrease) increase in accrued expenses                                                51,108            (42,982)
      (Decrease) increase in income taxes payable                                           (34,000)           657,100
----------------------------------------------------------------------------------------------------------------------
          Net cash provided by in operating activities                                    1,558,501          1,118,328
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Purchase of property and equipment                                                          (40,957)          (252,592)
Proceeds from sale of fixed assets                                                            3,550              9,098
----------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                             (37,407)          (243,494)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of long-term debt                                                            (1,417,926)        (2,082,675)
  Proceeds from line of credit                                                               ------          1,325,000
----------------------------------------------------------------------------------------------------------------------
              Net cash used in financing activities                                      (1,417,926)          (757,675)
----------------------------------------------------------------------------------------------------------------------
Net increase in cash                                                                        103,168            117,159
Cash at beginning of period                                                                 172,184            295,698
----------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                       275,352        $   412,857
======================================================================================================================

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest                                                                                589,762        $   829,487
======================================================================================================================
    Income taxes                                                                         $   36,050        $    12,645
======================================================================================================================


Supplemental schedule of non-cash financing activity:

  Financing obligation incurred in connection with
    the acquisition of equipment                                                          $ 143,908        $   530,938

======================================================================================================================


                                                                        See Notes to Consolidated Financial Statements
                                                                                                                     6

                                                        CPI AEROSTRUCTURES, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.    INTERIM       The  financial  statements  as of  September  30,  2001 and
      FINANCIAL     for the nine months ended September 30, 2001 and 2000 are
      STATEMENTS    unaudited, however, in the opinion of the management
                    of the Company, these financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of operations for such interim periods and are not necessarily indicative of the results to be obtained for a full year.

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

                                                                                             CPI AEROSTRUCTURES, INC.

                                                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------

2.    COSTS AND               Costs and estimated earnings in excess of billings on uncompleted contracts consist of:
      ESTIMATED
      EARNINGS IN                                                                   September 30, 2001
      EXCESS OF               -----------------------------------------------------------------------------------------
      BILLINGS ON
      UNCOMPLETED                                                       U.S.
      CONTRACTS:                                                      Government         Commercial           Total
                              -----------------------------------------------------------------------------------------
                              Costs incurred on uncompleted
                               contracts                              $5,076,743        $12,346,327        $17,423,070
                              Estimated earnings                       1,871,938          7,227,530          9,099,468
                              -----------------------------------------------------------------------------------------

                                                                       6,948,681         19,573,857         26,522,538
                              Less billings to date                    3,698,907         16,159,291         19,858,198

                              ----------------------------------------------------------------------------------------
                              Costs and estimated earnings
                               in excess of billings on
                               uncompleted contracts                  $3,249,774         $3,414,566         $6,664,340
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
                              ========================================================================================





                                                                                                                     8

                                                                                             CPI AEROSTRUCTURES, INC.

                                                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------

 3.    EARNINGS PER COMMON    Basic  earnings  per share is computed by dividing net income,  by the weighted  average
       SHARE:                 number of common shares outstanding.

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


 4.       INVENTORY:          Inventory consists of the following:
                                                                                     Sept. 30, 2001     Dec. 31, 2000
                                                                                     --------------     -------------

                              Raw Materials                                           $    787,301       $ 1,665,275
                              Work-in-Progress                                           1,386,890           672,979
                              Finished Goods                                               770,931         2,646,428
                              ----------------------------------------------------------------------------------------
                                                                                       $ 2,945,122         $ 4,984,682
                              ========================================================================================

 5.    SEGMENT                The  Company's  operations  are  classified  into two business  segments:  Production of
       INFORMATION:           complex aerospace structural sub-assemblies ("Aerospace") and computer numerical control machining of metal products ("Machining").

                              Summarized financial information by business segment for 2000 and 1999 are as follows:

                              For the nine months ended September 30,                          2001               2000
                              ----------------------------------------------------------------------------------------

                              Net sales:
                                Aerospace                                             $  10,631,958       $  5,705,100
                                Machining                                                 6,815,488         16,569,983
                              ----------------------------------------------------------------------------------------
                                                                                        $17,447,446        $22,275,083
                              ========================================================================================

                              Operating income (loss):
                                Aerospace                                              $  2,470,358      $     530,185
                                Machining                                                (1,830,645)         2,047,637
                              ----------------------------------------------------------------------------------------
                                                                                       $    639,713       $  2,577,822
                              ========================================================================================

                              Total assets:
                                Aerospace                                             $   9,508,376       $  6,402,782
                                Machining                                                14,753,697         17,735,812
                              ----------------------------------------------------------------------------------------
                                                                                       $ 24,262,073       $ 24,138,594
                              ========================================================================================



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

Material Changes in Results of Operations

The Company's revenue for the nine months ended September 30, 2001 was $17,447,446 compared to $22,275,083 for the same period last year, representing a decrease of $4,827,637 or 22%. This decrease is largely attributable to the decrease in the demand for board handlers produced by Kolar.

Gross profit decreased by $2,242,448 or 40%, from the nine months ended September 30, 2000 compared to the nine months ended September 30, 2001. Gross profit as a percentage of revenue for the nine months ended September 30, 2001 was 20% compared to 25% for the same period last year. The reduction in gross profit percentage is due primarily to a less profitable sales mix.

Selling, general, and administrative expenses decreased by $304,339, or 10%, from the nine months ended September 30, 2000 compared to the nine months ended September 30, 2001. Interest expense decreased by $28,835 for the nine months ended September 30, 2001, compared to the same period last year.

Other expense decreased by $80,659 over last year's other expense.

The resulting net loss for the nine months ended September 30, 2001 was $171,053 compared to net income of $994,562 for the same period last year. Basic loss per share was $.06 on 2,652,356 average shares outstanding, compared to $.38 earnings per share on 2,648,509 average shares outstanding for fiscal 2000. Diluted loss per share was to $.06 per share compared to earnings of $.36 per share in 2000 on 2,738,467 and 2,753,467 weighted average shares outstanding, respectively.

Material Changes in Financial Condition

At September 30, 2001 and December 31, 2000, the Company had working capital of $4,253,422 and $1,948,830 respectively, an increase of $2,268,592. This increase is primarily attributable to the classification of approximately $1,819,000 of long-term debt as current as of December 31, 2000. A large portion of the Company's cash has been used for costs incurred on commercial and the numerous government contracts which do not allow progress payments for contracts that are in process. These costs are components of "costs and estimated earnings in excess of billings on uncompleted contracts" and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms. The Company's continued requirement to incur significant costs, in advance of receipt of associated cash for commercial and government aircraft contracts, has caused an increase in the gap between aggregate costs and earnings and the related billings to date.

                                                        CPI AEROSTRUCTURES, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Net cash provided by operating activities for the nine months ended September 30, 2001 was $1,558,501 as compared to $1,118,328 for the nine months ended September 30, 2000. This increase in cash was primarily the result of depreciation and amortization of $1,364,382, a decrease in accounts receivable of $483,057, an increase in accounts payable of $128,982, an increase in accrued expenses of $51,108, and a decrease in inventory of $2,039,560, offset by an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $2,260,561, an increase in prepaid expenses and other current assets of $49,849, and a decrease in income taxes payable of $34,000.

PART II.          Other Information.

ITEM 2.  Changes In Securities and Use of Proceeds

         (c)      Recent Sales of Unregistered Securities

         During the three months ended September 30, 2001, the Company made the following sales of unregistered securities:

 ------------------ --------------------- --------------- --------------------- ------------------ ------------------
                                                             Consideration
                                                              Received and
                                                             Description of                           If Option,
                                                            Underwriting or                           Warrant or
                                                           Other Discounts to                         Convertible
                                                              Market Price       Exemption from     Security, Terms
                                           Number Sold        Afforded to         Registration      of Exercise or
 Date of Sale        Title of Security     Or Forfeited        Purchasers            Claimed          Conversions
 ------------------ --------------------- --------------- --------------------- ------------------ ------------------
     08/14/01           Common Stock         200,000      Option  to purchase        4(2)          Fully exercisable
                                                          common stock issued                      upon the date of
                                                          pursuant to the                          grant
                                                          Performance Equity
                                                          Plan 2000;  no cash
                                                          consideration
                                                          received by the
                                                          Company
 ------------------ --------------------- --------------- --------------------- ------------------ ------------------


ITEM 4.     Submission of Matters to a Vote of Security Holders

            a) An Annual Meeting of Shareholders was held on September 18, 2001 ("Annual Meeting")

            b)  Two matters were voted upon at the Annual Meeting, as follows:

                1) Arthur August and Edward J. Fred were re-elected to serve as directors for the ensuing three years and until their successors are elected and qualified with 2,122,148 votes cast for each and 225,192 votes withholding authority for their re-election.

                2) The shareholders' voted for an increase in the number of shares available for issuance under the Performance Equity Plan 2000 from 700,000 to 830,000. The votes were 2,011,766 shares voted "For" the increase, 326,978 shares voted "Against" the increase and 8,596 shares "Abstained" from the vote.

                                                        CPI AEROSTRUCTURES, INC.

--------------------------------------------------------------------------------


ITEM 6.      Exhibits and Reports on Form 8-K

             a)       Exhibits

                      10.35 Stock Option Agreement, between the Company and Edward J. Fred, dated August 14, 2001 (1).

                      10.36 Stock Option Agreement, between the Company and Arthur August, dated August 14, 2001 (2).

                      10.37 Employment Agreement, between the Company and Edward J. Fred, dated August 14, 2001 (Filed Herewith).

                      10.38 Employment Agreement, between the Company and Arthur August, dated August 14, 2001 (Filed Herewith).

                             (1) Filed as an exhibit to the Schedule 13D of Edward J. Fred, filed with the Commission on October 19, 2001.

                            (2) Filed as an exhibit to the Schedule 13D of Arthur August, filed with the Commission on October 19, 2001.

           b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the nine months ended September 30, 2001.

-------------------------------------------------------------------------------


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               CPI AEROSTRUCTURES, INC.



Dated:  November 14, 2001                      By:  /S/ Arthur August
                                                    -----------------
                                               Arthur August
                                               President
                                               (Principal Executive Officer)



Dated:  November 14, 2001                      By:  /S/ Edward J. Fred
                                                    ------------------
                                               Edward J. Fred
                                               Chief Financial Officer