Form 10KSB
period 2001-12-31
CPI AEROSTRUCTURES INC
filed 2002-04-16
CIK 889348

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X]     Annual Report under Section 13 or 15(d) of the Securities
        Exchange Act of 1934

         For the fiscal year ended           December 31, 2001
                                   ---------------------------------------

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ______________ to _________________

                         Commission file number 1-11398
                                                --------

                            CPI AEROSTRUCTURES, INC.
                 ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            New York                                            11-2520310
-------------------------------------                        -----------------
(State or Other Jurisdiction                                  (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

200A Executive Drive, Edgewood, New York                                11717
----------------------------------------                             -----------
(Address of Principal Executive Offices)                              (Zip Code)

                                 (631) 586-5200
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

    Title of Each Class                Name of Each Exchange on Which Registered
    -------------------                -----------------------------------------
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

                                                Yes   X      No
                                                    ------      ---------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         The issuer's revenues for its most recent fiscal year were $15,024,027.

         The aggregate market value of the Common Stock held by non-affiliates of the registrant on April 10, 2002 was approximately $3,789,154.

         As of April 15, 2002, the Issuer had 2,657,046 shares of Common Stock, $.001 par value, outstanding.

         Transitional Small Business Disclosure Format: Yes         No      X
                                                           -----       -------

                                             CPI AEROSTRUCTURES, INC.
                                          FORM 10-KSB ANNUAL REPORT-2001
                                                 TABLE OF CONTENTS



PART I                                                                                               PAGE

Item 1.      Description of Business...........................................................        3
Item 2.      Description of Property...........................................................        8
Item 3.      Legal Proceedings.................................................................        8
Item 4.      Submission of Matters to a Vote of Security Holders...............................        8

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters..........................        8
Item 6.      Management's Discussion and Analysis..............................................       10
Item 7.      Financial Statements..............................................................       12
Item 8.      Changes in and Disagreements with Accountants on Accounting and
              FinancialDisclosure..............................................................       12

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act.................................       13
Item 10.     Executive Compensation.............................................................       14
Item 11.     Security Ownership of Certain Beneficial Owners and Management.....................       18
Item 12.     Certain Relationships and Related Transactions.....................................       19
Item 13.     Exhibits, List and Reports on Form 8-K.............................................       19



Item 1.  DESCRIPTION OF BUSINESS

Business Development

         The business of CPI Aerostructures, Inc. (the "Company") has historically been conducted through two distinct corporations. The parent company, CPI Aerostructures, Inc. ("CPI") is engaged in contract production of structural aircraft parts and sub-assemblies for the commercial and military sectors of the aircraft industry. In connection with its commercial assembly operations, CPI provides engineering, technical and program management services to its customers. CPI also owns all of the outstanding stock of Kolar, Inc. ("Kolar"), which prior to the termination of its operations in December 2001, manufactured precision machine parts and sub-assemblies for the electronics industry, including computer and microwave device manufacturers, as well as the materials handling, aerospace and banking industries. Kolar has closed its facility located in Ithaca, New York and liquidated most of its assets through an auction. The proceeds of this liquidation are being used to reduce Kolar's liabilities on certain bank debt in the amount of approximately $6.3 million that is currently in default. The bank debt and Kolar's obligations to its previous owner are guaranteed by the Company and are secured by liens on the Company's assets and Kolar's remaining assets.

         As a result of the Company's decision to close the Kolar facilities and liquidate its assets, Kolar's operations have been classified as "discontinued." Accordingly, unless otherwise stated, the disclosure in this Form 10-KSB and the financial statements included herein does not include the results of Kolar's operations

         CPI was incorporated under the laws of the State of New York in January 1980 under the name Composite Products International, Inc. The Company changed its name to Consortium of Precision Industries, Inc. in April 1989 and to CPI Aerostructures, Inc. in July 1992. Kolar was incorporated under the laws of the State of Delaware in July 1997 to acquire Kolar Machine, Inc., a precision machining and assembly manufacturer located in Ithaca, New York. On October 9, 1997, Kolar purchased substantially all of the assets of Kolar Machine, Inc. and the related real property for approximately $14.5 million.

Business of Issuer

         CPI is engaged in contract production of structural aircraft parts and sub-assemblies for the commercial and military sectors of the aircraft industry. The following table sets forth information relating to the approximate dollar amounts and percentages of CPI's revenue from the commercial and military sectors of the aircraft industry:

                                                                       Years Ended
                                                   December 31,                             December 31,
                                                       2001                                     2000
                                                   -----------                              ------------
                                                              (Dollar amounts in thousands)

         Commercial                        $ 1,267               8.4%                  $  2,007             24.3%
         Military                           13,757              91.6                      6,254             75.7
                                            ------             -----                     ------            -----
           Total                          $ 15,024             100.0%                   $ 8,261            100.0%
                                           =======             =====                     ======            =====


         Kolar manufactured precision parts and sub-assemblies for a variety of different markets. Kolar accounted for approximately 36% (or $8,291,620) of the Company's revenue in 2001 and 71% (or $20,360,000) of the Company's revenue in 2000, although Kolar's revenues are not included in the Company's total revenues in the financial statements included herein since Kolar's results of operations have been classified as discontinued.

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

         Kolar

         Kolar's principal products included detail parts and major sub-assemblies for high-speed machines that route printed circuit boards through a series of operations while inserting and bonding components to the board. The printed circuit boards were ultimately used in ATM machines, computers, and a variety of other electronic devices.

         In the materials handling market, Kolar's customers produced high speed equipment used for the weighing and measuring of cartons and containers.

Customers and Contracts

         CPI - Commercial

         Pursuant to long-term agreements with Rohr Industries, Inc. (owned by B. F. Goodrich), a leading commercial aircraft supplier of nacelles, CPI operates as a subcontractor under Rohr's production programs with The Boeing Company. In June 1994, Rohr sold its corporate jet business to the Nordam Corporation ("Nordam") and CPI's agreement with Rohr concerning the Hawker 1000 Executive Jet, an eight to ten seat aircraft, was transferred to Nordam. CPI provides Nordam with engine mounts and all related sub-assemblies and components, which are now used in connection with production of the Lear 60 Executive Jet. CPI's agreement with Nordam contains provisions that allow termination of such contract at will, in whole or in part, at the convenience of the customer and generally provides that the customer must reasonably compensate CPI for work performed through the termination date. For the years ended December 31, 2000 and 2001, sales derived from Nordam were approximately 24% and 8%, respectively.

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

         CPI - Military

         CPI supplies structural aircraft parts and sub-assemblies to the military under prime contracts with several branches of the United States Government. For the years ended December 31, 2000 and 2001, 76% and 92%, respectively, of CPI's revenues were derived from military contracts.

         As of December 31, 2000 and 2001, CPI had one-hundred thirteen and one-hundred eighty-nine military contracts, respectively, in various stages of completion. Additionally, the Company has added sixty-three new military contracts since December 31, 2001. Contract terms are generally one to two years. Product prices under these contracts are fixed. Each contract obligates CPI to deliver a specific quantity of units according to specified delivery schedules. Each contract contains re-pricing clauses, which adjust the fixed price for each product delivered in the event that the government requests design, quantity or schedule changes for products. CPI generally provides its own tooling to produce products under military contracts. CPI typically recovers all of its tooling costs under a contract following the delivery of the first unit produced. For contracts with an aggregate dollar amount in excess of $100,000, CPI is generally entitled to receive progress payments to cover approximately 90% of CPI's total costs at the time of the request.

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

Marketing

         To date, substantially all of CPI's marketing activities have been conducted by members of management. Such activities have consisted primarily of personal contact with potential customers.

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

         In April 1999, the Company introduced its CPI website
(www.cpiaero.com). A prospective customer can learn about the Company and contact management from such sites. Additionally, CPI has signed agreements with a number of sales representatives to market the Company's products to a broader base of customers.

Backlog

         CPI produces custom sub-assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate contract values under basic ordering agreements or for production orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation. All of CPI's backlog is subject to termination at will and rescheduling, without significant penalty. As of December 31, 2001 and 2000, CPI's backlog was approximately $21 million and $9.5 million, respectively .

         Of CPI's backlog at December 31, 2001, approximately 5% and 95% is attributable to commercial and military contracts, respectively. Approximately $18.7 million (89%) of CPI's current backlog at December 31, 2001 is scheduled for delivery during the year ending December 31, 2002.

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

         The Company generally does not maintain supply agreements with its suppliers or manufacturers and purchases raw materials and component parts pursuant to purchase orders in the ordinary course of business. The Company believes that the supplies of materials through the end of 2002 will be adequate.

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

Employees

         As of April 15, 2002, CPI employed 36 full-time employees including its two executive officers.

         The Company also employs temporary personnel with specialized disciplines on an as-needed basis. None of the Company's employees are members of unions. The Company believes that its relations with its employees are good.

Item 2.  DESCRIPTION OF PROPERTY

         CPI Aerostructures' executive offices and production facilities are situated in an approximate 25,000 square foot building located at 200A Executive Drive, Edgewood, New York 11717. CPI Aerostructures occupies this facility under a lease which commenced on December 1, 1995 and ended on March 31, 2001. We are currently occupying this space pursuant to the lease on a month-to-month basis. The current monthly base rent is $13,451, plus common area costs, over the term of the lease. The Company believes that its facilities are adequate for its current needs.

         On January 22, 2002, the Company announced that its wholly owned subsidiary, Kolar, Inc., would close all its facilities located in Ithaca, New York. Kolar is currently in the process of selling these properties through private sales. Kolar is also in the process of terminating a lease for property in Ithaca, New York.

Item 3.  LEGAL PROCEEDINGS

         Kolar is currently in the process of liquidating all of its assets through an auction of its fixed assets and the private sale of its real estate. The proceeds of this liquidation will be used to reduce Kolar's liabilities on certain bank debt. The bank debt and Kolar's obligations to its previous owner are secured by liens on the assets and real estate to be sold and are guaranteed by the Company. Various creditors have made claims against Kolar. There can be no assurance that satisfactory payment terms will be made with any of Kolar's creditors or with the banks regarding the balance of portions of the debt, which is currently due no later than June 30, 2002.

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

         The following tables set forth for the last two fiscal years, the high and low last sales prices of CPI's Common Stock for the periods indicated, as reported by the Nasdaq (through September 4, 2000) and by the Amex (from September 5, 2000 through December 31, 2001).


                    Period                                       High                       Low

                    2000

                    Quarter Ended March 31, 2000                 $3.875                     $2.750

                    Quarter Ended June 30, 2000                  $3.266                     $2.125

                    Quarter Ended September 30, 2000             $3.750                     $2.031

                    Quarter Ended December 31, 2000              $3.875                     $2.625

                    2001

                    Quarter Ended March 31, 2001                 $3.880                     $1.860

                    Quarter Ended June 30, 2001                  $3.000                     $1.650

                    Quarter Ended September 30, 2001             $1.700                     $1.150

                    Quarter Ended December 31, 2001              $2.000                     $1.250


         On April 10, 2002, the closing sale price for the Company's Common Stock on the Amex was $1.61.

Holders

         On April 12, 2002, there were 133 holders of record of the Company's Common Stock. The Company reasonably believes that there are in excess of 2,000 beneficial holders of its Common Stock.

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

         As a result of the Company's decision to close the Kolar facilities and liquidate its assets, Kolar's operations have been classified as discontinued, and the following discussion does not take Kolar into effect unless otherwise stated.

Results of Operations

  Year Ended December 31, 2001 as Compared to the Year Ended December 31, 2000

         The Company's revenue for the year ended December 31, 2001 ("2001") was $15,024,027 compared to $8,261,351 for the year ended December 31, 2000 ("2000"), representing an increase of $6,762,676, or 82%. This is a result of the Company winning approximately 250 contracts totalling $19 million.

         Gross profit for 2001 was $4,068,763 compared to $2,585,122 for 2000, representing an increase of $1,483,641. Gross profit as a percentage of revenue for 2001 was 27%, compared to 31% for 2000. The reduction in gross profit percentage is due primarily to a less profitable sales mix.

         Selling, general and administrative expenses for 2001 were $1,479,421 compared to $1,421,758 for 2000, representing an increase of $57,663. This increase is primarily attributable to the increased level of sales. Selling, general and administrative expenses as a percentage of revenue for 2001 and 2000 were 10% and 17%, respectively. Interest expense for 2001 was $155,825, compared to $106,157 for 2000, representing an increase of $49,668.

         Net income before discontinued operations was $2,431,897 for 2001 compared to net income before discontinued operations of $949,779 for 2000, representing an increase of $1,482,118.

         The net loss for 2001 was $11,638,119 compared to net income of $1,929,206 for 2000, representing a decrease in net income of $13,567,325, which was primarily due to the liquidation of Kolar. Basic loss per share was $4.39 on 2,653,538 average shares outstanding compared to net income of $0.73 on 2,648,509 average shares outstanding for fiscal 2000. Diluted earnings (loss) per share in 2001 was the same as basic because the effect of options and warrants is anti-dilutive. Diluted earnings per share was $0.70 in 2000 on 2,763,888 weighted average shares outstanding.

Liquidity and Capital Resources

         General

         The Company historically uses a portion of its cash for costs incurred on various commercial contracts that are in process. These costs are components of "Costs and estimated earnings in excess of billings on uncompleted contracts" and represents the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms. CPI's continued requirement to incur significant costs, in advance of receipt of associated cash for commercial contracts has caused an increase in the gap between aggregate costs and earnings and the related billings to date.

         Net cash provided by operating activities for 2001 was $1,090,777 compared to $586,111 for 2000. This increase in cash was primarily attributable to net income before discontinued operations of $2,431,897, depreciation and amortization of $35,653, warrants issued for consulting fees of $47,354, deferred portion of provision for income taxes of $92,000 and an increase in accounts payable and accrued expenses of $2,475,199. This was offset by an increase in accounts receivable of $1,336,061, an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $2,563,606, an increase in prepaid expenses and other current assets of $63,816 and a decrease in income taxes payable of $33,000.

         Net cash used in investing activities was $17,507 in 2001, and $70,838 in 2000 resulting from the Company's upgrade in their computer system. Net cash used in financing activities was $5,480 compared to net cash provided by financing activities of $1,320,178 in 2000 which was the result of proceeds from the Company's line of credit. The Company repaid long-term debt of $5,480 in 2001, as compared to $4,822 in 2000.

         Net cash by provided by continuing operations was $1,067,790 in 2001 compared to $1,835,451. In 2000, net cash used for discontinued operations was $950,191 in 2001 compared to $1,960,118 in 2000.

         As a result of the foregoing, the Company's cash at December 31, 2001 increased by $117,599 from the prior year to $180,578. The Company believes it will have sufficient cash flow for 2002 to satisfy its cash requirements, if the Company is successful in restructuring its existing debt (see below).

         Financing Arrangements

         The Company has an agreement with JP Morgan Chase and GE Capital CFE, Inc. (as assignee of Mellon Bank) providing a line of credit through June 30, 2002, which is used for working capital and other corporate purposes as needed. Interest is at the bank's prime rate (4.75% at December 31, 2001) plus 3.5%. The line of credit is secured by substantially all assets of the Company and Kolar. As of March 31, 2002, there was an outstanding balance of $1,700,000 on this line of credit.

         On October 9, 1997, the Company, as a co-borrower with Kolar and as guarantor, incurred significant indebtedness to facilitate its acquisition of the assets of Kolar Machine, Inc. (now known as Ralok, Inc.). At that time, the Company and Kolar entered into a term loan agreement with JP Morgan Chase and Mellon Bank in the amount of $9,400,000. As of March 31, 2002, the outstanding balance on this loan was $1,189,717, with proceeds from the auction sale being used to reduce the principal. The loan matures on June 30, 2002 and is collateralized by all of the assets of the Company and Kolar. The Mellon Bank portion of the loan has been assigned to GE Capital CFE, Inc.

         In 1997, Kolar entered into a mortgage loan agreement with JP Morgan Chase in the original principal amount of $975,000. The principal amount has been reduced by periodic payments and also by the application of the proceeds of sale of certain of the properties subject to it and was approximately $285,000 as of March 31, 2002. This loan is payable in monthly installments of $9,487, including interest at 8.3% per annum, and matures on October 31, 2007. The Company is a guarantor of the mortgage debt. Amortization of the current principal amount of the loan at its present monthly rate will retire it prior to its scheduled maturity date.

         Additionally, the Company and Kolar entered into a purchase money note agreement with Ralok in the amount of $4,000,000. The note issued under this agreement is also due on June 30, 2002 and is secured by a security interest on all of the assets of the Company and Kolar that is subordinate to the security interest of the bank lenders. The note is currently convertible, at Ralok's option, into 333,334 shares of Common Stock of the Company. Pursuant to the terms of the subordination agreement between the bank lenders and Ralok, Ralok is presently prohibited from receiving current payments of interest on its note.

         The auction of Kolar's machinery and equipment and the sale of its real estate were intended to provide funds to pay the debt owed to the bank lenders. However, the proceeds of the sales were not sufficient to provide for payment in full. The Company is not in compliance with certain of the financial covenants in its agreements with the bank lenders and has also borrowed more under its line of credit than is permitted by those agreements. The Company is presently negotiating with the bank lenders and Ralok to restructure and extend the terms of the indebtedness described above and to obtain waivers of its current defaults. If satisfactory terms are not agreed upon, all of the indebtedness, including the mortgage indebtedness, will be due on June 30, 2002. At present, the Company does not have the resources available to repay such indebtedness in full and would be required to find substitute sources. There can be no assurance that arrangements will be made either to restructure the terms of the indebtedness or to find replacement capital.


Inflation

         Inflation has historically not had a material effect on the Company's operations.

Impact of Accounting Standards Adopted by the Company

         The impact of recently adopted accounting standards is discussed in
Note 1 of Notes to Financial Statements.

Item 7.  FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS

(a)           Financial Statements

         This information appears following Item 13 of this Report and is incorporated herein by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:

         Name                   Age         Position

Arthur August (2)               67          Chairman of the Board of Directors,
                                            Chief Executive Officer
                                            and Director

Edward J. Fred (1)              43          President,
                                            Chief Financial Officer,
                                            Secretary and Director

Walter Paulick (1)(2)           55          Director

Kenneth McSweeney (1)(2)        70          Director

Timothy Stone                   41          President of Kolar

 (1) Member of Compensation Committee.

(2) Member of Audit Committee.


         Arthur August, a founder of the Company, has been the Chairman of the Board, Chief Executive Officer and a director since January 1980 and was our President until December 31, 2001. From 1956 to 1979, Mr. August was employed by Northrop Grumman Corporation ("Grumman"), an aerospace products manufacturer, where he last held the position of Deputy Director. Mr. August holds a degree in Aeronautical Engineering from the Academy of Aeronautics (1956), a B.S. degree in Industrial Management from C. W. Post College (1963), a Masters degree in Engineering from New York University (1965) and is a graduate of the Program for Management Development at the Harvard Graduate School of Business (1977).

         Edward J. Fred has been Secretary and a director of the Company effective December 31, 1998. Mr. Fred was appointed to the position of President on January 1, 2002. He was Controller of the Company from February 1995 to April 1998, when he was appointed as Chief Financial Officer. He was Executive Vice President from May 1, 2000 until December 31, 2001. For approximately ten years prior to joining the Company, Mr. Fred served in various positions for the international division of Grumman, where he last held the position of Controller.

         Walter Paulick has been a director of the Company since April 1992. Mr. Paulick is currently a self-employed financial consultant. From 1982 to November 1992, Mr. Paulick was a Vice President of Parr Development Company, Inc., a real estate development company. From 1980 to 1982, Mr. Paulick was employed by Key Bank, where he last held the position of Vice President. From 1971 to 1980, Mr. Paulick was a Vice President of National Westminster U.S.A.

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

         Timothy Stone has been President of Kolar since July 2000 and as operations manager from January 200 until July 2000. Mr. Stone has over eight years experience in managing manufacturing facilities. From June 1999 through December 1999, Mr. Stone was operations manager of Elmira Stamping, a stamping machine company. From April 1994 until June 1999, he served as the operations manager for a Division of Thomas & Betts, a screw/machine cable connector company. His initial leadership skills were developed while serving in the Marine Corp., and strengthened by his 4-year career in the National Football League.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the fiscal year ended December 31, 2001, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that Steven Bronson, a stockholder who previously owned greater than ten percent of the Company's outstanding Common Stock, filed one Form 4 late, which Form 4 reported five transactions. Mr. Bronson currently owns less than five percent of the Company's outstanding Common Stock.

Item 10. EXECUTIVE COMPENSATION

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal years ended December 31, 2001, 2000 and 1999, by the Company's Chief Executive Officer and the Company's other executive officers whose total compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

---------------------------- ---------- --------------- ----------------- -------------------------------------------
                                                                                  Long Term Compensation
Name/Position                Year            Salary             Bonus     Securities Underlying Options/SARs (#)
---------------------------- ---------- --------------- ----------------- -------------------------------------------

Arthur August,               2001           $303,180               -0-                100,000
Chief Executive              2000           $307,854           $82,000                200,000
Officer                      1999           $313,114           $36,000                115,000
Edward J. Fred,              2001           $139,256               -0-                100,000
President and                2000           $149,728           $59,000                125,000
Chief Financial Officer      1999           $102,595               -0-                 60,000

Timothy Stone                2001           $120,016               -0-                    -0-
President - Kolar            2000           $103,284               -0-                    -0-

                        OPTION GRANTS IN LAST FISCAL YEAR
              ------------------ ------------------ ------------------ ----------------- ----------------------
                                     Number of         Percent of
                                    Securities       Options Granted
                                    Underlying       to Employees in
                                      Options        Fiscal Year(1)    Exercise Price         Expiration
                                     Granted(#)                            ($/SH)                Date
              ------------------ ------------------ ------------------ ----------------- ----------------------

              Arthur August           100,000             44.4%             $1.20                08/11

              Edward J. Fred          100,000             44.4%             $1.20                08/11

              ------------------ ------------------ ------------------ ----------------- ----------------------


(1) The Company granted a total of 225,000 options to employees in the fiscal year ended December 31, 2001.


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                FYE OPTION VALUES
--------------------------------------------------------------------------------------------------------------------
                                                              Number of Unexercised       Value of Unexercised
                                                                Options at FYE(#)      In-The-Money Options at FYE
                          Shares Acquired       Value             Exercisable/               ($)Exercisable/
Name                      on Exercise (#)      Realized          Unexercisable                Unexercisable
--------------------------------------------------------------------------------------------------------------------
Arthur August                    -0-               -0-            496,585/1,750                   $38,000/0

Edward J. Fred                   -0-               -0-              305,002/0                     $38,000/0

Timothy Stone                    -0-               -0-              30,000/0                          -0-

Employment Agreements

         During 2001, Arthur August was employed by the Company as Chairman of the Board, President and Chief Executive Officer and Edward J. Fred was employed by the Company as Executive Vice President, Chief Financial Officer and Secretary, pursuant to employment agreements which provided Messrs. August and Fred with annual base salaries of $300,000, and $150,000, respectively. Pursuant to his employment agreement, Mr. August was entitled to receive an annual bonus equal to 4% of the Company's net income each of the years he is employed by the Company. Mr. Fred was entitled to a 2% annual bonus for each of the years he is employed by the Company.

         On August 14, 2001, each of Messrs. August and Fred executed new employment agreements. Pursuant to the new agreements, Mr. Fred became the Company's President on January 1, 2002 in addition to the other titles he holds. Currently, Mr. August serves as the Company's Chairman of the Board and Chief Executive Officer, and Mr. Fred serves as the President, Chief Financial Officer and Secretary of the Company. The terms of their employment agreements expire on December 31, 2004. Mr. August's annual base salary is $300,000 until December 31, 2002 and $100,000 from January 1, 2003 until December 31, 2004. Mr. Fred's annual base salary is currently $200,000 and will increase by 8% each January 1st during the contract term. In addition to the base salary, Mr. August will receive a bonus equal to 4% of the Company's consolidated net income for the year ending December 31, 2002; 3% for the year ending December 31, 2003; and 2% for the year ending December 31, 2004. Mr. Fred will receive a bonus equal to 2% of the Company's consolidated net income for the year ending December 31, 2002; 3% for the year ending December 31, 2003; and 4% for the year ending December 31, 2004.

         Mr. August agreed that during the term of employment with the Company, and for a period of five-years thereafter, he will not compete with the Company. As consideration for his agreement not to compete with the Company for an extended period of time, the Company agreed to pay Mr. August, upon his termination $300,000 in five equal annual installments of $60,000 each commencing on the date of termination. Mr. Fred agreed to a one-year covenant not to compete with the Company.

         Each of the Messrs., August and Fred were granted ten-year options to purchase 100,000 shares of Common Stock of the Company at $1.20 per share pursuant to their new employment agreements.

         Timothy Stone was appointed President of Kolar on July 10, 2000. Pursuant to an employment agreement, which expires on April 30, 2003, Mr. Stone receives an annual salary of $126,000 and increases on May 1, 2002 to $132,300. Mr. Stone is now overseeing the liquidation of Kolar's assets. Mr. Stone's agreement provides that during the term of employment, and for a period of one year thereafter, Mr. Stone will not compete with Kolar.

Compensation Arrangements for Directors

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

Stock Options

         Performance Equity Plan 2000

         The Performance Equity Plan 2000 ("2000 Plan") authorizes the grant of 830,000 options, of which options to purchase an aggregate of 460,000 shares of Common Stock have been granted, at exercise price ranging from $1.20 to $2.59 per share. As of April 15, 2002, options to purchase 370,000 additional shares remain eligible for the grant of options.

         1998 Performance Equity Plan

         The 1998 Performance Equity Plan ("1998 Plan") authorizes the grant of 463,334 options, of which options to purchase an aggregate of 451,002 shares of Common Stock have been granted, at exercise prices ranging from $2.53 to $6.90 per share, to certain employees and executive officers of the Company. As of April 15, 2002, options to purchase 12,332 additional shares remain eligible for the grant of options.

         1995 Stock Option Plan

         The 1995 Employee Stock Option Plan (the "1995 Plan"), authorizes the grant of 200,000 options, of which options to purchase an aggregate of 120,502 shares of Common Stock have been granted, at exercise prices ranging from $2.53 to $8.46 per share, to certain employees, executive officers, and directors of the Company. As of April 15, 2002, options to purchase 40,641 additional shares remain eligible for the grant of options.

         1992 Employee Stock Option Plan

         The 1992 Employee Stock Option Plan (the "1992 Plan") authorized the grant of 83,334 options, of which options to purchase 60,501 shares are outstanding at exercise prices ranging from $2.59 to $6.27 per share to certain employees, executive officers and directors of the Company. As of April 29, 2002, the 1992 Plan expires and no more shares remain eligible for the grant of options.

         Other Options

         In April 1998, the Company issued 33,334 warrants to Gaines Berland, Inc. as compensation for acting as the Company's investment banker, pursuant to a consulting agreement. These warrants entitle the investment banker to purchase 33,334 shares of Common Stock at an exercise price of $7.50 during the five-year period commencing April 1, 1998.

         On each of December 31, 1999 and February 1, 2002, we granted to John Aneralla five year non-plan options to purchase 5,000 shares of the Company's common stock as compensation for consulting services provided to the Company. Mr. Aneralla may exercise the options at $2.53 and $1.65, respectively.


         Equity Compensation Plan Information

         The following table sets forth certain information at December 31, 2001 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

--------------------------- ------------------------- ------------------------ -----------------------------
                                                                               Number of  Securities
                                                                               Remaining Available for
                            Number of Securities to   Weighted-Average         Future Issuance under Equity
                            be Issued upon Exercise   Exercise Price of        Compensation Plans (excluding
                            of Outstanding Options,   Outstanding   Options,   securities reflected in the
Plan Category               Warrants and Rights       Warrants and Rights      first column)
-------------               -------------------       -------------------      -----------------------------

Equity Compensation
Plans Approved by
Security Holders                1,189,818             $3.28                                 422,973

Equity Compensation
Plans Not Approved by
Security Holders                   43,334(1)          $6.25                                       0


(1) In April 1998, the Company issued 33,334 warrants to Gaines Berland, Inc. as compensation for acting as the Company's investment banker, pursuant to a consulting agreement. These warrants entitle the investment banker to purchase 33,334 shares of Common Stock at an exercise price of $7.50 during the five-year period commencing April 1, 1998.

         On each of December 31, 1999 and February 1, 2002, we granted to John Aneralla five year non-plan options to purchase 5,000 shares of the Company's common stock as compensation for consulting services provided to the Company. Mr. Aneralla may exercise the options at $2.53 and $1.65, respectively.

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

Name and Address                     Shares                  Percent of
of Beneficial Owner          Beneficially Owned(1)         Common Stock(2)
-------------------          ----------------------        ---------------

Arthur August (3)                801,769   (4)                  25.4%

Edward J. Fred (3)               305,102   (5)                  10.3%

Walter Paulick (3)                15,001   (6)                   *

Kenneth McSweeney (3)             11,667   (7)                   *

Timothy Stone (3)                 30,000   (8)                   1.1%

Daniel Liguori (9)               333,334   (10)                 11.1%

All Directors and              1,163,539   (11)                 33.1%
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

(2) Based on 2,657,046 shares issued and outstanding. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised.

(3) The business address of such person is care of the Company, 200A Executive Drive, Edgewood, New York 11717.

(4) Includes 498,335 shares of Common Stock, which Mr. August has the right to acquire upon exercise of options granted pursuant to the 1992 Plan, 1995 Plan, 1998 Plan, and 2000 Plan. Excludes an aggregate of 43,333 shares of Common Stock owned by Mr. August's children or held in trust for Mr. August's grandchildren, and 3,000 shares of Common Stock owned by Mr. August's wife, all of which shares Mr. August disclaims beneficial ownership. Also excludes 1,750 shares of Common Stock issuable upon the exercise of options which are not exercisable within the next 60 days.

(5) Includes 305,002 shares of Common Stock which Mr. Fred has the right to acquire upon exercise of options granted pursuant to the 1995 Plan, 1998 Plan, and 2000 Plan.

(6) Represents 15,001 shares of Common Stock which Mr. Paulick has the right to acquire upon exercise of options granted pursuant to the Company's 1995 Plan, 1998 Plan, and 2000 Plan.

(7) Represents 11,667 shares of Common Stock which Mr. McSweeney has the right to acquire upon exercise of options granted pursuant to the 1995 Plan, 1998 Plan, and 2000 Plan.

(8) Represents 30,000 shares of Common Stock which Mr. Stone has the right to acquire upon exercise of options granted pursuant to the 1998 Plan.

(9)      Mr. Liguori's address is 1001 Bay Road, #210C, Vero Beach, Florida
         32963.

(10) Represents 333,334 shares of Common Stock which Mr. Liguori has the right to acquire by converting the promissory note he received in connection with the Company's purchase of Kolar Machine, Inc.

(11) Includes an aggregate of 860,005 shares of Common Stock which Messrs. August, Fred, Paulick, McSweeney and Stone have the right to acquire upon exercise of outstanding options and conversion rights. Excludes 1,750 shares of Common Stock issuable upon exercise of options which are not exercisable by such persons within the next 60 days.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For information concerning employment agreements with, compensation of, and stock options granted to the Company's executive officers and directors, see "Item 10. Executive Compensation -- Employment Agreements; and Stock Options."

         In October 2000, we adopted the Greit Plan for the purpose of offering senior management a deferred compensation death benefit plan that would provide a tax-free benefit for senior management and which would be tax-neutral to the Company. Pursuant to the plan, we made a non-interest bearing loan to Arthur August in the amount of $150,000, which Mr. August used to purchase a Greit Plan. This plan has since been terminated and the surrender value of the Greit Plan has been returned to Mr. August. Mr. August has placed the proceeds from the surrender value in an annuity in the Company's name, which will mature to $150,000 in order to repay the loan made to him. Simultaneously, Mr. August purchased an insurance policy, of which the Company will be the sole beneficiary, in the amount of $150,000 and agreed to maintain it until the date upon which the annuity matures. Accordingly, the loan to Mr. August will be repaid upon the maturity date of the annuity or upon the death of Mr. August, whichever occurs first.

Item 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits

3.1      Certificate of Incorporation of the Company, as amended.(1)

3.1(a) Certificate of Amendment of Certificate of Incorporation filed on July 14, 1998. (14)

3.2      Amended and Restated By-Laws of the Company. (1)

4.1      Form of Underwriter's Warrants issued to the Underwriter. (1)

4.2      Form of Registration Rights Agreement dated June 17, 1996. (9)

4.3      Form of Subscription Agreement. (9)

4.4      Form of Placement Agent Warrants dated June 17, 1996. (9)

4.5      Form of Consultant's Warrants dated April 3, 1996. (9)

4.6      Form of Redeemable Common Share Purchase Warrant dated June 17, 1996.
         (9)

10.1 Employment Agreement between the Company and Arthur August dated September 15, 1995. (8)

10.2 Employment Agreement between the Company and Theodore J. Martines dated September 15, 1995. (8)

10.3     1992 Stock Option Plan. (1)

10.4     1995 Employee Stock Option Plan.(12)

10.5 Rohr Basic Purchase Agreement dated March 12, 1991 for Apron Assembly on McDonnell Douglas MD-90.(1)

10.6 Rohr Basic Purchase Agreement dated May 8, 1990 for Boeing 757 Lower Pan Assembly.(1)

10.7     Form of military contract. (1)

10.8     The Company's Sick Pay Plan. (1)

10.9 Basic Agreement for Sub-Assembly dated December 10, 1992 by and between the Company and Mitsui & Co. (U.S.A.), Inc. (2)

10.10 Lock-Up/Modification Agreement dated September 24, 1994 by and between the Company and Whale Securities Co., L.P. (6)

10.11 First Amendment to BPA MD-90-AP-91 between the Company and Rohr, Inc. for MD90 V2500 Apron Assembly. (6)

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

10.15 Placement Agent Agreement dated May 10, 1996 between the Company and the Placement Agent. (9)

10.16 Financial Consulting Agreement dated April 3, 1996 between the Company and the Placement Agent. (9)

10.17 Financial Consulting Agreement dated September 11, 1996 between the Company and Andreas Zigouras.(10)

10.18 Line of Credit Agreement dated September 15, 1996 between the Company and The Chase Manhattan Bank.(10)

10.19 Asset Purchase Agreement, dated September 9, 1997 by and among Kolar Machine, Inc., a New York corporation, Daniel Liguori, the Company and Kolar, Inc., a Delaware corporation and wholly-owned subsidiary of the Company. (11)

10.20 Consulting Agreement dated January 1, 1998 between Registrant and Stanley Wunderlich. (13)

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

10.24    Amendment to the Credit Agreement dated February 12, 1999. (14)

10.25    Second Amendment to the Credit Agreement dated as of April 15, 1999.
         (14)

10.26 Employment Agreement between the Company and Arthur August dated December 16, 1998. (14)

10.27 Employment Agreement between the Company and Edward Fred dated December 16, 1998. (14) 10.28 1998 Performance Equity Plan. (14)

10.29    Performance Equity Plan 2000. (16)

10.30    Third Amendment to the Credit Agreement dated April 25, 1999. (16)

10.31    Fourth Amendment to the Credit Agreement dated December 30, 1999. (16)

10.32    Fifth Amendment to the Credit Agreement dated June 12, 2000. (16)

10.33    Sixth Amendment to the Credit Agreement dated August 22, 2000. (16)

10.34    Waiver to the Credit Agreement dated November 9, 2000. (16)

10.35 Stock Option Agreement, dated August 14, 2002, between Edward J. Fred and the Company. (17)

10.36 Stock Option Agreement, dated August 14, 2002, between Arthur August and the Company. (18)

10.37 Employment Option Agreement, dated August 14, 2002, between Edward J. Fred and the Company. (19)

10.38 Employment Option Agreement, dated August 14, 2002, between Arthur August and the Company. (19)

10.39 Peaceful Possession Agreement, by and among Kolar, Inc., JP Morgan Chase Bank f/k/a/ the Chase Manhattan Bank and JP Morgan Leasing, Inc., dated January 24, 2002 (without schedule). (20)

10.40 Auction Sale Agreement, among Daley-Hodkin Corporation, Kolar, Inc., JP Morgan Chase and JP Morgan Leasing, Inc., dated January 10, 2002. (20)

10.41    Ninth Amendment to Credit Agreement dated as of December 31, 2001. (20)

10.42 Supplement to Ninth Amendment to Credit Agreement dated January 4, 2002. (20)

11.1     Statement regarding computation of per share earnings. (2)

16.1     Letter on change in certifying accountant. (7)

*21.1    Subsidiaries of the Company.

*23.1    Consent of Goldstein Golub Kessler, LLP.

*99.1    Risk factors.


-----------------------

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

         (11) Filed as an exhibit to the Company's Current Report on Form 8-K for September 9, 1997 and incorporated herein by reference.

         (12) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for December 31, 1995 and incorporated herein by reference.

         (13) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for December 31, 1997 and incorporated herein by reference.

         (14) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for December 31, 1998 and incorporated herein by reference.

         (15) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for December 31, 1999 and incorporated herein by reference.

         (16) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for December 31, 2000 and incorporated herein by reference.

         (17)     Filed as an exhibit to Schedule 13D filed on behalf of Edward
                  J. Fred on October 19, 2001 and incorporated herein by reference.

         (18) Filed as an exhibit to Schedule 13D filed on behalf of Arthur August on October 19, 2001 and incorporated herein by reference.

         (19) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for September 30, 2001 and incorporated herein by reference.

         (20) Filed as an exhibit to the Company's Current Report on Form 8-K for January 22, 2002, as amended, and incorporated herein by reference.

 (b)  Reports on Form 8-K

         None.

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY
                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------









Independent Auditor's Report                                                                                  F-1


Consolidated Financial Statements:

   Balance Sheet as of December 31, 2001                                                                      F-2

   Statement of Operations for the Years Ended December 31, 2001 and 2000                                     F-3

   Statement of Shareholders' Deficiency for the Years Ended
    December 31, 2001 and 2000                                                                                F-4

   Statement of Cash Flows for the Years Ended December 31, 2001 and 2000                                     F-5

   Notes to Consolidated Financial Statements                                                              F-6 - F-14



INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
CPI Aerostructures, Inc.


We have audited the accompanying consolidated balance sheet of CPI Aerostructures, Inc. and Subsidiary as of December 31, 2001 and the related consolidated statements of operations, shareholders' deficiency and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI Aerostructures, Inc. and Subsidiary as of December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ GOLDSTEIN GOLUB KESSLER LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 29, 2002, except for the
last paragraph of Note 5, as to
which the date is April 12, 2002

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
December 31, 2001
----------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash                                                                                                  $      180,578
  Accounts receivable                                                                                        2,168,369
  Costs and estimated earnings in excess of billings on uncompleted contracts                                6,967,385
  Deferred income taxes                                                                                        758,000
  Prepaid expenses and other current assets                                                                     84,895
  Assets held for sale - discontinued operations                                                             3,217,984
----------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                                  13,377,211

Property, Plant and Equipment, net                                                                             101,260

Deferred Income Taxes, net of valuation allowance of $2,074,000                                                172,000

Other Assets                                                                                                   180,226
----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                                        $ 13,830,697
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable                                                                                        $  4,195,530
  Accrued expenses                                                                                             535,054
  Line of credit                                                                                             1,700,000
  Debt                                                                                                       9,607,284
  Deferred income taxes                                                                                        147,000
----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                                             16,184,868
----------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Shareholders' Deficiency:
  Common stock - $.001 par value; authorized 50,000,000 shares,
   issued and outstanding 2,657,045 shares                                                                       2,657
  Additional paid-in capital                                                                                12,367,020
  Accumulated deficit                                                                                      (14,723,848)
----------------------------------------------------------------------------------------------------------------------
      Shareholders' deficiency                                                                              (2,354,171)
----------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Deficiency                                                      $ 13,830,697
======================================================================================================================


                                  See Notes to Consolidated Financial Statements

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                                      2001                 2000
----------------------------------------------------------------------------------------------------------------------
Revenue                                                                              $ 15,024,027           $8,261,351

Cost of sales                                                                          10,955,264            5,676,229
----------------------------------------------------------------------------------------------------------------------

Gross profit                                                                            4,068,763            2,585,122

Selling, general and administrative expenses                                            1,479,421            1,421,758

----------------------------------------------------------------------------------------------------------------------
Income from operations                                                                  2,589,342            1,163,364
----------------------------------------------------------------------------------------------------------------------

Other (income) expense:
  Interest income                                                                          (2,431)               -
  Interest expense                                                                        155,825              106,157
  Other (income) expense, net                                                               4,051              233,428

----------------------------------------------------------------------------------------------------------------------
Total other expenses, net                                                                 157,445              339,585
----------------------------------------------------------------------------------------------------------------------

Income from continuing operations before benefit for income taxes                       2,431,897              823,779

Benefit for income taxes                                                                    -                 (126,000)
----------------------------------------------------------------------------------------------------------------------

Income before operations of discontinued segment                                        2,431,897              949,779

Income (loss) from operations of discontinued segment                                  (3,647,200)             979,427

Loss on disposal of assets - discontinued segment                                     (10,422,816)               -

----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                    $(11,638,119)          $1,929,206
======================================================================================================================

Basic net income (loss) per common share:
  Income before discontinued operations                                     $                 .92       $          .36
  Income (loss) from operations of discontinued segment                                     (1.37)                 .37
  Loss on disposal of assets - discontinued segment                                         (3.94)               -

----------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share - basic                                    $               (4.39)      $          .73
======================================================================================================================

Diluted net income per common share:
  Income before discontinued operations                                                     -           $          .34
  Income from operations of discontinued segment                                                                   .36

----------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share - diluted                                                  -           $          .70
======================================================================================================================

Shares used in computing earnings per common share:
  Basic                                                                                 2,653,538            2,648,509
  Diluted                                                                                   -                2,763,888
======================================================================================================================


                                  See Notes to Consolidated Financial Statements

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Years ended December 31, 2000 and 2001
----------------------------------------------------------------------------------------------------------------------
                                                                        Additional                           Total
                                             Common                       Paid-in        Accumulated     Shareholders'
                                             Shares        Amount         Capital          Deficit        Deficiency
----------------------------------------------------------------------------------------------------------------------

Balance at January 1, 2000                  2,648,509      $2,649       $12,206,024    $  (5,014,935)    $   7,193,738

Net income                                      -           -                 -            1,929,206         1,929,206

Amortization of fair value of
 warrants issued in conjunction
 with consulting agreement                      -           -               113,650            -               113,650

----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                2,648,509       2,649        12,319,674       (3,085,729)        9,236,594

Net loss                                        -           -                 -          (11,638,119)      (11,638,119)

Amortization of fair value of
 warrants issued in conjunction
 with consulting agreement                      8,537           8            47,346            -                47,354

----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                2,657,046      $2,657       $12,367,020     $(14,723,848)    $  (2,354,171)
======================================================================================================================


                                  See Notes to Consolidated Financial Statements

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                                        2001               2000
----------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income before operations of discontinued segment                                  $ 2,431,897       $    949,779
  Adjustments to reconcile net income before operations of discontinued
   segment to net cash provided by operating activities:
    Depreciation and amortization                                                            35,653             30,194
    Warrants issued for consulting fees                                                      47,354            113,650
    Loss on disposal of fixed assets                                                          6,157              -
    Deferred portion of provision (benefit) for income taxes                                 92,000           (879,000)
    Bad debts                                                                                 -                301,377
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                                    (1,336,061)          (410,591)
      Decrease in income tax refund receivable                                                -                 29,597
      Increase in costs and estimated earnings in excess of billings
       on uncompleted contracts                                                          (2,563,606)          (465,250)
      (Increase) decrease in prepaid expenses and other current assets                      (63,816)           761,672
      Increase in other assets                                                               (1,000)           (70,259)
      Increase in accounts payable and accrued expenses                                   1,028,720            144,878
      Decrease in income taxes payable                                                      (33,000)           (13,383)
----------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) operating activities                               (355,702)           492,664
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                                 (19,307)           (70,838)
  Proceeds from sale of fixed assets                                                          1,800              -
----------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                              (17,507)           (70,838)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from line of credit                                                                -              1,325,000
  Net repayment of long-term debt                                                          (895,958)        (1,056,959)
----------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                               (895,958)           268,041
----------------------------------------------------------------------------------------------------------------------

Net cash from continuing operations                                                      (1,269,167)           689,867

Net cash provided by (used in) discontinued operations                                    1,386,766           (814,534)
----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                             117,599           (124,667)

Cash at beginning of year                                                                    62,979            187,646

----------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                                    $    180,578      $      62,979
======================================================================================================================


                                  See Notes to Consolidated Financial Statements

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The Company consists of CPI Aerostructures, Inc. ("CPI") and its wholly owned subsidiary, Kolar, Inc. ("Kolar"), collectively, the "Company."

         CPI's operations consist of the design and production of complex aerospace structural subassemblies under U.S. government and commercial contracts. The length of the Company's contracts varies but is typically between one and two years for U.S. government contracts and up to 10 years for commercial contracts.

         Kolar's principal business was the precision computer numerical control machining of metal products on a contract-order basis.

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

         Kolar's revenue was recognized when goods were shipped to customers.

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

         Basic earnings per common share is computed using the weighted-average number of shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 115,379 were used in the calculation of diluted earnings per common share in 2000. In 2001, diluted earnings per share is not presented as the result is antidilutive.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142).

         SFAS No. 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion ("APB") No. 16, "Business Combinations" as well as FASB Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises".

         SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather than amortized, beginning on January 1, 2002. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets".

         The Company believes that SFAS No. 142 will not be applicable to their future financial statements because all goodwill has been entirely written down in conjunction with the sale of Kolar's assets (Note 5).

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and amends the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001.

         Pursuant to the effective dates and transitions stated in SFAS No. 144, the Company is currently evaluating the implications of its adoption, and anticipates adopting the provisions for its fiscal year beginning January 1, 2002.

2. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS:

         At December 31, 2001, costs and estimated earnings in excess of billings on uncompleted contracts consist of:

                                                                 U.S.
                                                             Government       Commercial          Total
                   ----------------------------------------------------------------------------------------
                   Costs incurred on uncompleted
                    contracts                                 $7,359,234      $12,485,185       $19,844,419
                   Estimated earnings                          2,040,413        6,728,158         8,768,571
                   -----------------------------------------------------------------------------------------
                                                               9,399,647       19,213,343        28,612,990
                              Less billings to date            5,425,681       16,219,924        21,645,605
                   -----------------------------------------------------------------------------------------
                                 Costs and estimated earnings
                                  in excess of billings on
                                  uncompleted contracts       $3,973,966      $ 2,993,419      $  6,967,385
                   =========================================================================================

         Unbilled costs and estimated earnings are billed in accordance with applicable contract terms. As of December 31, 2001, approximately $1,203,000 of the balances above are not expected to be collected within one year.

3. PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment, at cost, consists of the following:

                                                               Estimated
         December 31, 2001                                     Useful Life
         ---------------------------------------------------------------------

         Machinery and equipment              $304,306       5 to 10 years
         Computer equipment                    134,019             9 years
         Furniture and fixtures                 19,504             7 years
         Automobiles and trucks                 23,488             5 years
         Leasehold improvements                 71,591             3 years
         ---------------------------------------------------------------------
                                               552,908
         Less accumulated depreciation
          and amortization                     451,648
         ---------------------------------------------------------------------
                                              $101,260
         =====================================================================

         Depreciation and amortization expense for the years ended December 31, 2001 and 2000 was $35,653 and $30,194, respectively.

4.  RELATED PARTY TRANSACTIONS:

         In October 2000, the Company adopted a Greit Plan for the purpose of offering senior management a deferred compensation death benefit plan (the "Plan") that provides a tax-free benefit and which is tax-neutral to the Company. Pursuant to the plan, the Company made a non-interest bearing loan to an employee in the amount of $150,000, which was used to purchase the Plan. This plan has since been terminated and the surrender value has been returned to the employee who has placed the proceeds from the surrender value in an annuity, which will mature to $150,000. Simultaneously, the employee purchased an insurance policy, of which the Company will be the sole beneficiary, in the amount of $150,000 until the date upon which the annuity matures to $150,000, and is included in other assets at December 31, 2001. Accordingly, the loan to the employee will be repaid upon the maturity date of the annuity or upon the death of the employee, whichever occurs first.


5. DISCONTINUED OPERATIONS:

         On January 22, 2002, the Company announced a decision made by the Board of Directors as of December 31, 2001 to close the Kolar facilities located in Ithaca, New York, and liquidate its assets through a public auction of its machinery and equipment and the private sale of its real estate. On February 21, 2002, Kolar sold a substantial portion of its machinery and equipment at an auction conducted by Daley-Hodkin Corporation at Kolar's main facility in Ithaca, New York. In connection with the discontinuance of Kolar's operations, the Company incurred a one-time charge of $10,422,816 related to the write-off of Kolar's assets, net of expected proceeds, and an accrual for estimated losses during the phase-out period. Proceeds from actual and future sales of machinery, equipment and real property are estimated to be approximately $3,970,000. The disposition of Kolar's operations represents a disposal of a business segment under Accounting Principles Board ("APB") Opinion No. 30. Accordingly, results of the operation have been classified as discontinued, and prior periods have been restated. For business segment reporting purposes, Kolar's business results were previously classified as the "Machining" segment.

         Net sales and income (loss) from the discontinued operations are as follows:

         Year ended December 31,                                           2001              2000
         ------------------------------------------------------------------------------------------------
         Net sales                                                $   8,291,690      $ 20,360,330
         ================================================================================================
         Pretax income (loss) from discontinued operations        $  (3,647,200)     $    729,427
         Pretax loss on disposal of business segment                (10,422,816)            -
         Income tax benefit                                               -               250,000
         ------------------------------------------------------------------------------------------------
         Net income (loss) from discontinued operations            $(14,070,016)     $    979,427
         ================================================================================================



         Assets of the discontinued operations were as follows:

         Year ended December 31, 2001
         -----------------------------------------------------------------------
         Current assets                                         $     610,492
         Property, plant and equipment, net                         2,607,492
         -----------------------------------------------------------------------
         Total assets of discontinued operations                $   3,217,984
         -----------------------------------------------------------------------

         Proceeds from the auction sale were approximately $1,350,000 for the machinery and equipment owned by Kolar. These proceeds have been applied to the reduction of certain bank debt having a principal amount of $2,260,000 outstanding immediately prior to the auction. After giving effect to the applications of the proceeds to the bank debt, the remaining outstanding principal of the bank debt is $910,000.

6. DEBT:

         Debt consists of the following:

         Note payable - bank (a)                    $ 2,438,500
         Note payable - bank (b)                        805,320
         Note payable - seller (c)                    4,691,202
         Capitalized lease obligations payable (d)    1,672,262
         -------------------------------------------------------
                                                    $ 9,607,284

         (a) The note, as amended in December 2001, is payable to a commercial bank in monthly installments from $50,000 to $100,000 through May 30, 2002, and $2,088,500 at June 30,
                  2002, plus monthly interest at the bank's published prime rate (4.75% at December 31, 2001) plus 3.5%. This note collateralized by substantially all of the assets of the Company. As discussed above, $1,350,000 of this loan was repaid upon the sale of certain assets at auction. The note requires the Company to maintain specified levels of working capital and other financial ratios, as defined. At December 31, 2001 the Company was not in compliance with certain covenants. Additionally, the Company was not in compliance with certain covenants on March 31, 2002, the next compliance measurement date. As a result, the note has been classified as a current liability. The Company, the bank and the Seller are in the process of amending the covenants and the payment terms of the debt.

         (b) The note is payable to a commercial bank in monthly installments of $9,847, including interest at 8.3%. This note is collateralized by Kolar's land and building. The Company sold certain of the underlying land and building during 2002 at an aggregate selling price of approximately $555,000. The Company estimates the sale of the remaining land and building will yield proceeds sufficient to pay the note in full

         (c) In 1997, the Company acquired substantially all of the assets of Kolar Machine Inc. The acquisition was partially financed through a $4,000,000 note payable to Mr. Daniel Ligouri, the seller ("Seller") of Kolar Machine Inc. The note payable to the Seller bears interest at 8% per annum. The Seller deferred the Company's payment of interest on this note during 1999, and the accrued interest through December 1999 will be payable upon maturity of the Seller's note. Monthly interest payments began again in January 2000. The note payable - Seller is convertible into 333,334 shares of the Company's common stock at any time prior to the maturity of the note. The note is subordinated to the notes payable - bank.

         (d) The Company leases equipment and automobiles under capital leases which expire at various dates. The leases require monthly payments of principal and interest, imputed at interest rates ranging from 7.75% to 16.2%. Subsequent to December 31, 2001, proceeds of approximately $750,000 were received upon the sale of certain leased equipment, which amount was remitted to the owners of the equipment.


7. LINE OF CREDIT:

         The Company has an aggregate $1,700,000 line of credit agreement, expiring June 30, 2002, with JP Morgan Chase and Mellon Bank for working capital and other corporate purposes as needed. Borrowings are subject to limits based on amounts of accounts receivable, as defined. Interest is at the banks' prime rate (4.75% at December 31, 2001) plus 3.5%. The line of credit is collateralized by substantially all of the assets of the Company.

8. COMMITMENTS:

         The Company has employment agreements with four employees. The aggregate future commitment under these agreements is as follows:

         Year ending December 31,

                 2002                         $   765,200
                 2003                             495,100
                 2004                             468,280
         ---------------------------------------------------------
                                               $1,728,580
         =========================================================

         These agreements provide for additional bonus payments that are calculated as defined.

9. INCOME TAXES:

         The benefit for income taxes consists of the following:

         Year ended December 31, 2000
         ------------------------------------------------------------------

         Current:
           Federal                                      $     4,000
           State and local                                   10,000
         ------------------------------------------------------------------
                                                             14,000
         ------------------------------------------------------------------

         Deferred:
           Federal                                         (101,000)
           State and local                                  (39,000)
         ------------------------------------------------------------------

                                                           (140,000)
         ------------------------------------------------------------------

                                                          $(126,000)
         ==================================================================

         The difference between the income tax provision (benefit) computed at the federal statutory rate and the actual tax provision (benefit) is accounted for as follows:

         December 31,                                                   2001                 2000
         -------------------------------------------------------------------------------------------------

         Taxes (benefit) computed at the federal
          statutory rate                                         $(3,957,000)           $ 280,000
         State income taxes, including deferred, net
          of federal benefit                                           -                    7,000
         Other, including officers' life insurance and
          various permanent differences                                -                   59,000
         Utilization of net operating loss carryforward                -                 (472,000)
         Valuation allowance                                       3,957,000                -
         -------------------------------------------------------------------------------------------------
                                                             $       - 0 -              $(126,000)
         =================================================================================================

         The components of deferred income tax assets and liability at December 31, 2001 are as follows:

                                                Current       Noncurrent
         -----------------------------------------------------------------------

         Assets:
           Federal and state net operating
            loss carryforwards                  $ 758,000       $ 2,246,000
           Valuation allowance                      -            (2,074,000)
         -----------------------------------------------------------------------
                                                $ 758,000      $    172,000
         =======================================================================

         Liability - Long-term contracts        $ 147,000      $     - 0 -
         =======================================================================

         As of December 31, 2001, the Company had net operating loss carryforwards of approximately $8,035,000 and $5,672,000 for federal and state income tax purposes, respectively, expiring through 2021.

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

         In 2000, the Company adopted the 2000 Stock Option Plan (the "2000 Plan"). The 2000 Plan, as amended, reserved 830,000 common shares for issuance. The 2000 Plan provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company. The options' exercise price is equal to the closing price of the Company's shares on the day of issuance, except for incentive stock options granted to the Company's president, which are exercisable at 110% of the closing price of the Company's shares on the date of issuance.

         The Company has 6,779 options available for future grant under the 1992 Plan, 40,640 options available for grant under the 1995 Plan, 12,332 options available for grant under the 1998 Plan, and 250,000 options available for grant under the 2000 Plan.

         If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated in the table below:

                                           As Reported                        Pro Forma
                                       2001            2000              2001           2000
         ------------------------------------------------------------------------------------------------

         Net income (loss)           $(11,638,119)    $1,929,206      $(11,937,395)    $1,832,000
         ================================================================================================

         Earnings (loss) per share:
           Basic                     $      (4.39)    $      .73      $      (4.50)    $      .69
           Diluted                   $      (4.39)    $      .70      $      (4.50)    $      .66
         ================================================================================================

         A summary of the status of the Company's four stock option plans as of December 31, 2001 and 2000 and changes during those years is as follows:

                                                    2001                         2000
         ------------------------------------------------------------------------------------------------

                                                           Weighted-                   Weighted-
                                                            average                     average
                                                           Exercise                    Exercise
         Fixed Options                      Options          Price         Options       Price
         ------------------------------------------------------------------------------------------------

         Outstanding at beginning
          of year                             894,312        $3.54          515,313         $4.27
         Granted during year                  225,000         1.29          408,000          2.67
         Exercised                              -              -              -               -
         Forfeited                             20,640         4.95           29,001          4.11

         ------------------------------------------------------------------------------------------------
         Outstanding at end of year         1,098,672        $2.58          894,312         $3.54
         ================================================================================================

         The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                                        Weighted                Weighted
                                         Number                  Average              Weighted-
                                       Outstanding              Remaining              average
            Range of                      and                  Contractual            Exercise
         Exercise Price                Exercisable                 Life                 Price
         ------------------------------------------------------------------------------------------------
         $1.20 - $8.46                   1,098,672              4.99 years                  $3.06
         ================================================================================================

         The Company's assumptions used to calculate the fair values of options issued were (i) risk-free interest rate of 5.25%, (ii) expected life of five years, (iii) expected volatility of 174.71%, and (iv) expected dividends of zero.

11. WARRANTS AND OPTIONS:

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

         In May 1999, the Company issued 100,000 warrants to Catalyst Financial Corp. as partial compensation in the amount of $227,300 for acting as the Company's investment banker pursuant to a consulting agreement. These warrants entitle the investment banker to purchase 100,000 shares of common stock at an exercise price of $1.875 during the five-year period commencing May 4, 1999. In 2001, 8,537 of these warrants were exercised. In December 1999, the Company issued options to purchase 15,000 shares of common stock to a consultant at the exercise price of $2.53 per share of common stock. Also in December 1999, the Company issued options to purchase 10,000 shares of common stock to two directors at an exercise price of $2.53 per share of common stock.


12.   EMPLOYEE BENEFIT PLANS:

         On September 11, 1996, CPI's board of directors instituted a defined contribution plan under Section 401(k) of the Internal Revenue Code (the "Code"). On October 1, 1998, the Company amended and standardized both the CPI and Kolar plans as required by the Code. Pursuant to the amended plan, qualified employees may contribute a percentage of their pretax eligible compensation to the Plan and the Company will match a percentage of each employee's contribution. Additionally, the Company has a profit-sharing plan covering all eligible employees. Contributions by the Company are at the discretion of management. The amount of contributions recorded by the Company in 2001 and 2000 amounted to $88,412 and $184,373, respectively.

13. CONTINGENCIES:

         Kolar is currently in the process of liquidating all of its assets through an auction of its fixed assets and the private sale of its real estate. The proceeds of this liquidation will be used to reduce Kolar's liabilities on certain bank debt. The bank debt and Kolar's obligations to its previous owner are secured by liens on the assets and real estate to be sold and are guaranteed by the Company. Various creditors have made claims against Kolar. There can be no assurance that satisfactory payment terms will be made with any of Kolar's creditors or with the banks regarding the balance of portions of the debt, which is currently due no later than June 30, 2002.

         From time to time, the Company is subject to routine litigation incidental to its business. The Company believes that the settlement of any pending legal proceedings will not have a material adverse effect on the Company's financial condition.


14. MAJOR CUSTOMERS:

         Approximately 92% and 76% of the Company's consolidated net sales in 2001 and 2000 were to the U.S. government.

         Sales to a significant commercial customer accounted for approximately 24% of the Company's consolidated net sales for the year ended December 31, 2000.

         At December 31, 2001, approximately 77% of accounts receivable was due from the U.S. government.

                                                     SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   April 16, 2002                   CPI AEROSTRUCTURES, INC.
                                          (Registrant)


                                          By: /s/ Arthur August
                                             --------------------------
                                             Arthur August,
                                             Chairman of the Board and
                                             Chief Executive Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

 Signature                                      Title                                    Date
 ---------                                      -----                                    ----

/S/ Arthur August                              Chairman of the Board,                    April 16, 2002
-----------------------                        Chief Executive Officer (Principal
Arthur August                                  Executive Officer)
                                               and Director

/S/ Edward J. Fred                             President                                 April 15, 2002
------------------------                       Chief Financial Officer (Principal
Edward J. Fred                                 Accounting and Financial
                                               Officer), Secretary and Director


/S/ Walter Paulick                             Director                                  April 15, 2002
------------------------
Walter Paulick

/S/ Kenneth McSweeney                          Director                                  April 15, 2002
----------------------
Kenneth McSweeney


