Form 10QSB
period 2002-03-31
CPI AEROSTRUCTURES INC
filed 2002-05-15
CIK 889348

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



 For the quarterly period                      Commission File Number 1-11398
   ended March 31, 2002



                            CPI AEROSTRUCTURES, INC.
       (Exact Name of Small Business Issuer as Specified in its Character)





                  New York                                 11-2520310
----------------------------------          -----------------------------------
 (State or Other Jurisdiction               (IRS Employer Identification Number)
 of Incorporation or Organization)


                    200A EXECUTIVE DRIVE, EDGEWOOD, NY 11717
                    (Address of Principal Executive Offices)



                         Telephone number (631) 586-5200
                 (Issuer's Telephone Number Including Area Code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____



         The number of shares of common stock, par value $.001 per share, outstanding was 2,707,046 as of May 13, 2002.

                                      INDEX



Part I: Financial Information:


       Item 1. Consolidated Financial Statements:


       Independent Accountant's Report                                     3

       Balance Sheets as of March 31, 2002 (Unaudited) and                 4
         December 31, 2001

       Statements of Operations for the Three Months ended                 5
          March 31, 2002 (Unaudited) and 2001 (Unaudited)

       Statements of Cash Flows for the Three Months                       6
          ended March 31, 2002 (Unaudited) and 2001 (Unaudited)

       Notes to Financial Statements (Unaudited)                           7

       Item 2.  Management's Discussion and Analysis of Financial          10
          Condition and Results of Operations


Part II:  Other


       Item 6.  Exhibits and Reports on Form 8-K                           12


       Signatures                                                          13

                         Part I: Financial Information

Item 1.  Consolidated Financial Statements

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
CPI Aerostructures, Inc. and Subsidiary



We have reviewed the accompanying consolidated balance sheet of CPI Aerostructures, Inc. and Subsidiary as of March 31, 2002, and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are responsibility of the company's management.

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

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

May 7, 2002

                                                        CPI AEROSTRUCTURES, INC.

                                                     CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                                         March 31,        December 31,
                                                                                           2002               2001
                                                                                        (Unaudited)
----------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                                                 $     37,910     $      180,578
  Accounts receivable                                                                     1,923,606          2,168,369
  Costs and estimated earnings in excess of billings on uncompleted
      contracts                                                                           6,471,841          6,967,385
  Deferred income taxes, net of valuation allowance of $153,000 and $-0-                    557,000            758,000
  Prepaid expenses and other current assets                                                  84,577             84,895
  Assets held for sale - discontinued operations                                            854,806          3,217,984
----------------------------------------------------------------------------------------------------------------------

      Total current assets                                                                9,929,740         13,377,211

Property, Plant and Equipment, net                                                           91,736            101,260
Deferred Income Taxes, net of valuation allowance of $1,580,000
  and $2,074,000                                                                                ---            172,000
Other Assets                                                                                180,226            180,226

----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                      $10,201,702        $13,830,697
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable                                                                     $  2,405,565       $  4,195,530
  Accrued expenses                                                                          500,743            535,054
  Line of credit                                                                          1,700,000          1,700,000
  Debt                                                                                    7,242,708          9,607,284
  Deferred income taxes                                                                     147,000            147,000
----------------------------------------------------------------------------------------------------------------------

      Total current liabilities                                                          11,996,016         16,184,868

Commitments and Contingencies
Shareholders' Deficiency:
  Common stock - $.001 par value; authorized 50,000,000 shares,
   2,657,046 issued and outstanding                                                           2,657              2,657
  Additional paid - in capital                                                           12,368,444         12,367,020
  Accumulated deficit                                                                   (14,165,415)       (14,723,848)
----------------------------------------------------------------------------------------------------------------------

      Shareholders' deficiency                                                           (1,794,314)        (2,354,171)

----------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' deficiency                                    $10,201,702        $13,830,697
======================================================================================================================


                 See Notes to Consolidated Financial Statements

                                                        CPI AEROSTRUCTURES, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

For the Three Months Ended March 31,                                                    2002                     2001
                                                                                                 (Unaudited)
----------------------------------------------------------------------------------------------------------------------

Revenue                                                                               $   4,691,784      $   2,995,611

Cost of sales                                                                            3,289,403           2,073,836
----------------------------------------------------------------------------------------------------------------------

Gross profit                                                                              1,402,382            921,775

Selling, general and administrative expenses                                                419,871            477,432
----------------------------------------------------------------------------------------------------------------------
Income from operations                                                                      982,510            444,343
----------------------------------------------------------------------------------------------------------------------

Other (income) expense:
  Interest/other (income) expense                                                             9,701             10,366
  Interest expense                                                                           41,376             43,424
----------------------------------------------------------------------------------------------------------------------
Total other expenses, net                                                                    51,077             53,790
----------------------------------------------------------------------------------------------------------------------

Income from continuing operations before provision for income taxes                         931,433            390,553

Provision for income taxes                                                                 (373,000)          (156,000)
----------------------------------------------------------------------------------------------------------------------

Income before operations of discontinued segment                                            558,433            234,553

Income (loss) from operations of discontinued segment                                           ---           (977,048)


----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                        $  558,433         $ (742,495)
======================================================================================================================

Basic net income (loss) per common share:
  Income before operations of discontinued segment                                       $      .21         $      .09
  Income (loss) from operations of discontinued segment                                         ---               (.37)

----------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share - basic                                                 $      .21         $     (.28)
======================================================================================================================

Diluted net income per common share:
  Income before operations of discontinued segment                                       $     .21          $      ---
  Income from operations of discontinued segment                                               ---                 ---

----------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share - diluted                                               $     .21          $      ---
======================================================================================================================

Shares used in computing earnings per common share:
  Basic                                                                                  2,657,046           2,648,509
  Diluted                                                                                2,706,197                 ---




                 See Notes to Consolidated Financial Statements

                                                        CPI AEROSTRUCTURES, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

For the Three Months Ended March 31,                                                           2002               2001
                                                                                                     (Unaudited)
----------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income before operations of discontinued segment                                  $   558,433         $  234,553
  Adjustments to reconcile net income before operations of discontinued segment to net
   Cash used in operating activities:
    Depreciation and amortization                                                             9,525              8,690
    Warrants issued for consulting fees                                                       1,424             28,412
    Loss on disposal of fixed assets                                                             --              6,157
    Deferred portion of provision for income taxes                                          373,000
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                                       244,763             48,307
      Decrease (increase) in costs and estimated earnings inexcess of billings on
      uncompleted contracts                                                                 495,544           (677,844)
      Decrease (increase) in prepaid expenses and other current assets                          318            (14,935)
      Decrease in accounts payable and accrued expenses                                  (1,824,277)          (141,138)
      Decrease in income taxes payable                                                          ---            (34,000)

----------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                            (141,270)          (541,798)
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Purchase of property, plant and equipment                                                       ---             (9,141)
Proceeds from sale of fixed assets                                                              ---              1,800
-----------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                                 ---             (7,341)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities - net repayment of long-term debt                   (2,364,576)          (586,238)
-----------------------------------------------------------------------------------------------------------------------

  Net cash used in continuing operations                                                 (2,505,846)        (1,135,377)
  Net cash provided by discontinued operations                                            2,363,178          1,113,867
-----------------------------------------------------------------------------------------------------------------------

Decrease in cash                                                                           (142,668)           (21,510)

Cash at beginning of period                                                                 180,578             62,979

----------------------------------------------------------------------------------------------------------------------

Cash at end of period                                                                   $    37,910         $   41,469

=======================================================================================================================

Supplemental disclosures of cash flow information: Cash paid during the period for:
   Interest                                                                             $    41,376         $  256,616
======================================================================================================================

   Income taxes                                                                         $    13,355         $   36,050
======================================================================================================================

Supplemental schedule of non-cash financing activity:
  Financing obligation incurred in connection with the acquisition of  equipment        $       ---          $ 143,908

======================================================================================================================






                 See Notes to Consolidated Financial Statements

                                                        CPI AEROSTRUCTURES, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. Interim Financial Statements:

         The financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited, however, in the opinion of the management of the Company, these financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of operations for such interim periods are not necessarily indicative of the results to be obtained for a full year.


2. Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts:

         Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

                                                                                    March 31, 2002
                              ----------------------------------------------------------------------------------------

                                                                        U.S.
                                                                     Government         Commercial           Total
                              ----------------------------------------------------------------------------------------
                              Costs incurred on uncompleted
                               contracts                              $9,466,848        $12,699,425        $22,166,273
                              Estimated earnings                       3,587,035          6,122,628          9,709,663
                              ----------------------------------------------------------------------------------------

                                                                      13,053,883         18,822,053         31,875,936
                              Less billings to date                    8,959,195         16,444,900         25,404,095

                              ----------------------------------------------------------------------------------------
                              Costs and estimated earnings
                               in excess of billings on
                               uncompleted contracts                  $4,094,688         $2,377,153         $6,471,841
                              ========================================================================================



                                                                                   December 31, 2001
                              ----------------------------------------------------------------------------------------

                                                                        U.S.
                                                                     Government         Commercial           Total
                              ----------------------------------------------------------------------------------------

                              Costs incurred on uncompleted
                               contracts                              $7,359,234        $12,485,185        $19,844,419
                              Estimated earnings                       2,040,413          6,728,158          8,768,571
                              ----------------------------------------------------------------------------------------

                                                                       9,399,647         19,213,343         28,612,990
                              Less billings to date                    5,425,681         16,219,924         21,645,605

                              ----------------------------------------------------------------------------------------
                              Costs and estimated earnings
                               in excess of billings on
                               uncompleted contracts                  $3,973,966        $ 2,993,419        $ 6,967,385
                              ========================================================================================


                                                        CPI AEROSTRUCTURES, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

3. Earnings Per Common Share:

         Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 49,152 were used in the calculation of diluted earnings per common share in the first three months of 2002.

         The convertible securities attributable to a note payable have been excluded from the fully diluted computation as their effect would be antidilutive.

4. Discontinued Operations:

         On January 22, 2002, the Company announced a decision made by the Board of Directors as of December 31, 2001 to close the Kolar facilities located in Ithaca, New York, and liquidate its assets through a public auction of its machinery and equipment and the private sale of its real estate. On February 21, 2002, Kolar sold a substantial portion of its machinery and equipment at an auction conducted by Daley-Hodkin Corporation at Kolar's main facility in Ithaca, New York. Proceeds from actual sales of machinery, equipment and real property approximated $2,360,000 as of March 31, 2002. The disposition of Kolar's operations represents a disposal of a business segment under Accounting Principles Board ("APB") Opinion No. 30. Accordingly, results of the operation have been classified as discontinued, and prior periods have been restated. For business segment reporting purposes, Kolar's business results were previously classified as the "Machining" segment.

         Net sales and income (loss) from the discontinued operations are as follows:

         For the three months ended March 31,           2002          2001
         -----------------------------------------------------------------------

         Net sales                                   $   ---    $    2,619,277
         =======================================================================

         Pretax loss from discontinued operations    $   ---    $   (1,134,047)
         Income tax benefit                              ---           156,000

         -----------------------------------------------------------------------
         Net loss from discontinued operations       $   ---    $     (978,048)
         =======================================================================

         Assets of the discontinued operations were as follows:

         March 31, 2002
         -----------------------------------------------------------------------

         Property, plant and equipment, net                          $ 854,806

                                                        CPI AEROSTRUCTURES, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


5. Debt:

       Debt consists of the
       following:

       Note payable - bank (a)                              $   1,189,717
       Note payable - bank (b)                                    283,488
       Note payable - Seller (c)                                4,771,202
       Capitalized lease obligations payable (d)                  998,301
       ------------------------------------------------------------------
                                                            $   7,242,708
       ==================================================================

         (a) The note, as amended in December 2001, is payable to a commercial bank in monthly installments from $50,000 to $100,000 through May 30, 2002, and the remaining unpaid balance at June 30, 2002, plus monthly interest at the bank's published prime rate (4.75% at March 31, 2002) plus 3.5%. This note collateralized by substantially all of the assets of the Company. Approximately $1,249,000 of this loan was repaid upon the sale of certain assets at auction. The note requires the Company to maintain specified levels of working capital and other financial ratios, as defined. At March 31, 2002 the Company was not in compliance with certain covenants. As a result, the note has been classified as a current liability. The Company, the bank and the Seller are in the process of amending the covenants and the payment terms of the debt.

         (b) The note is payable to a commercial bank in monthly installments of $9,847, including interest at 8.3%. This note is collateralized by Kolar's land and building. The Company sold certain of the underlying land and building during 2002 at an aggregate selling price of approximately $555,000. The Company estimates that the sale of the remaining land and building will yield proceeds sufficient to repay the note in full.

         (c) In 1997, the Company acquired substantially all of the assets of Kolar Machine Inc. The acquisition was partially financed through a $4,000,000 note payable to the seller ("Seller") of Kolar Machine Inc. The note payable to the Seller bears interest at 8% per annum. The note with accrued interest will be payable on June 30, 2002, the maturity date of the Seller's note. Pursuant to the terms of the subordination agreement between the bank lenders and Seller. Seller is presently prohibited from receiving current payments of interest on its note. Monthly interest payments began again in January 2000. The note payable - Seller is convertible into 333,334 shares of the Company's common stock at any time prior to the maturity of the note. The note is subordinated to the notes payable - bank.

         (d) The Company leases equipment and automobiles under capital leases which expire at various dates. The leases require monthly payments of principal and interest, imputed at interest rates ranging from 7.75% to 16.2%. As of March 31, 2002, proceeds of approximately $674,000 were received upon the sale of certain leased equipment, which amount was remitted to the owners of the equipment

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of the Company's products and the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

As a result of the Company's decision to close its Kolar, Inc. facilities and liquidate Kolar's assets, Kolar's operations have been classified as discontinued, and the following discussion does not take Kolar into effect unless otherwise stated.

Material Changes in Results of Operations

The Company's revenue for the three months ended March 31, 2002 was $4,691,784 compared to $2,995,611 for the same period last year, representing an increase of $1,696,173 or 57%. This increase is largely attributable to an increase in the number of government contracts.

Gross profit increased by $480,607 or 52%, from the three months ended March 31, 2001 to the three months ended March 31, 2002. Gross profit as a percentage of revenue for the three months ended March 31, 2002 was 30% compared to 31% for the same period last year.

Selling, general, and administrative expenses decreased by $57,561, or 12%, from the three months ended March 31, 2001 to the three months ended March 31, 2002. Interest expense decreased by $2,048 for the three months ended March 31, 2002, compared to the same period last year.

The resulting income before operations of discontinued segment for the three months ended March 31, 2002, was $558,433 compared to income before operations of discontinued segment of $234,553 for the same period last year. Basic income per share was $.21 on 2,657,045 average shares outstanding, compared to a loss of $.28 per share on 2,648,509 average shares outstanding for fiscal 2001. Diluted earnings per share was $.21 on $2,706,197 weighted average shares outstanding compared to a loss of $.28 per share in 2001 on 2,648,509 weighted average shares outstanding.

Material Changes in Financial Condition

At March 31, 2002 and December 31, 2001, the Company had working capital deficiencies of $2,066,276 and $2,807,657 respectively, a decrease of $741,381. This decrease is primarily attributable to a decrease in accounts payable, partially offset by a decrease in deferred income taxes and costs and estimated earnings in excess of billings on uncompleted contracts. A large portion of the Company's cash has been used for costs incurred on commercial and the numerous government contracts that are in process and which do not allow progress payments. These costs are components of "Costs and estimated earnings in excess of billings on uncompleted contracts" and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms.

Net cash used in operating activities for the three months ended March 31, 2002 was $141,270. This decrease in cash was primarily the result of a net income of $558,433, depreciation and amortization of $9,525, a decrease in accounts receivable of $244,763, a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $495,544, a decrease in prepaid expenses and other current assets of $318, a decrease in deferred tax assets of $373,000, offset by a decrease in accounts payable and accrued expenses of $1,824,277.

Liquidity and Capital Resources

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

Additionally, the Company and Kolar entered into a purchase money note agreement with Ralok in the principal amount of $4,000,000. The note issued under this agreement is also due on June 30, 2002 and is secured by a security interest on all of the assets of the Company and Kolar that is subordinate to the security interest of the bank lenders. The note is currently convertible, at Ralok's option, into 333,334 shares of Common Stock of the Company. Pursuant to the terms of the subordination agreement between the bank lenders and Ralok, Ralok is presently prohibited from receiving current payments of interest on its note.

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

                                 Part II: Other

Item 6.  Exhibits and Reports on Form 8-K

         a) No Exhibits

         b) During the three months ended March 31, 2002, the following Current Reports on Form 8-K were filed by the Company:

         1. Current Report on Form 8-K, dated January 22, 2002, filed with the Securities and Exchange Commission on February 12, 2002, reporting events under Items 5 and 7.


         2. Current Report on Form 8-K, dated February 21, 2002, filed with the Securities and Exchange Commission on March 1, 2002, reporting events under Items 2 and 7.


         3. Current Report on Form 8-K/A, dated February 21, 2002, filed with the Securities and Exchange Commission on April 18, 2002, reporting events under Item 7 and incorporating by reference pro forma financial statements required pursuant to Article 11 of Regulation S-X filed under Item 7 of the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 16, 2002.

                                    SIGNATURE


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CPI AEROSTRUCTURES, INC.



Dated:   May 15, 2002                  By:  /s/ Arthur August
                                          --------------------------------------
                                           Arthur August
                                           President
                                           (Principal Executive Officer)



Dated:   May 15, 2002                  By:  /s/ Edward J. Fred
                                          --------------------------------------
                                           Edward J. Fred
                                           Chief Financial Officer