Form 10QSB
period 2002-06-30
CPI AEROSTRUCTURES INC
filed 2002-08-14
CIK 889348

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



 For the quarterly period                        Commission File Number 1-11398
   Ended June 30, 2002



                            CPI AEROSTRUCTURES, INC.
       (Exact Name of Small Business Issuer as Specified in its Character)





         New York                                              11-2520310
--------------------------------                    ----------------------------
  (State or Other Jurisdiction                           (IRS Employer
of Incorporation or Organization)                      Identification Number)


                    200A EXECUTIVE DRIVE, EDGEWOOD, NY 11717
                    (Address of Principal Executive Offices)



                         Telephone number (631) 586-5200
                 (Issuer's Telephone Number Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.     Yes     X               No
                           --------               ---------



The number of shares of common stock, par value $.001 per share, outstanding was 2,734,668 as of August 13, 2002.

                            CPI AEROSTRUCTURES, INC.
                                 AND SUBSIDIARY

                                      INDEX
--------------------------------------------------------------------------------








Part I Financial Information:


       Item 1 - Consolidated Financial Statements:

       Independent Accountant's Review Report                              3

       Balance Sheets as of June 30, 2002 (Unaudited) and                  4
         December 31, 2001 (Audited)

       Statements of Operations for the Three Months and Six Months        5
         ended June 30, 2002 (Unaudited) and 2001 (Unaudited)

       Statements of Cash Flows for the Six Months ended June 30,          6
         2002  (Unaudited) and 2001 (Unaudited)

       Notes to Financial Statements (Unaudited)                           7

         Item 2 - Management's Discussion and Analysis of Financial        10
            Condition and Results of Operations

Part II.  Other

          Item 2 - Changes in Securities and Use of Proceeds               13


          Item 6 - Exhibits and Reports on Form 8-K                        14


        Signatures                                                         15

                            CPI AEROSTRUCTURES, INC.
                                 AND SUBSIDIARY

--------------------------------------------------------------------------------




ACCOUNTANT'S REVIEW REPORT

To the Board of Directors
CPI Aerostructures, Inc.

We have reviewed the accompanying consolidated balance sheet of CPI Aerostructures, Inc. and Subsidiary as of June 30, 2002, and the related consolidated statements of operations for the six-month and three-month periods ended June 30, 2002 and 2001 and the statement of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, shareholders' deficiency, and cash flows for the year then ended (not presented herein); and in our report dated March 29, 2002, except for the last paragraph of Note 5, as to which the date is April 12, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ GOLDSTEIN GOLUB KESSLER LLP

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

July 18, 2002

                            CPI AEROSTRUCTURES, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                          June 30,           December 31,
                                                                                            2002                2001
                                                                                        (Unaudited)           (Audited)
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                                                  $   308,329        $   180,578
  Accounts receivable                                                                     1,648,457          2,168,369
  Costs and estimated earnings in excess of billings on uncompleted
      contracts                                                                           8,619,955          6,967,385
  Inventory                                                                                   -----             -----
  Deferred income taxes net of valuation allowance of $2,067,000 and $-0-                   400,000            758,000
  Prepaid expenses and other current assets                                                  53,842             84,895
  Assets held for sale - discontinued operations                                            313,019          3,217,984
------------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                               11,343,602         13,377,211

Property, Plant and Equipment, net                                                           99,857            101,260
Deferred Income Taxes, net of valuation allowance of  $-0-
  and $2,074,000                                                                              -----            172,000
Other Assets                                                                                179,226            180,226
------------------------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                      $11,622,685        $13,830,697
====================================================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable                                                                      $ 3,465,780        $ 4,195,530
  Accrued expenses                                                                           51,334            535,054
  Line of credit                                                                              -----          1,700,000
  Current portion of long-term debt                                                       3,728,045          9,607,284
  Deferred income taxes                                                                     147,000            147,000
------------------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                          7,392,159         16,184,868

Long term debt                                                                            4,938,158              -----
------------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                   12,330,317         16,184,868

------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

 Shareholders' Deficiency:
  Common stock - $.001 par value; authorized 50,000,000 shares,
   issued and outstanding 2,734,668 and 2,657,046                                             2,735              2,657
   Additional paid - in capital                                                          12,467,791         12,367,020
   Accumulated deficit                                                                  (13,178,158)       (14,723,848)
------------------------------------------------------------------------------------------------------------------------------------
      Shareholders' deficiency                                                             (707,632)        (2,354,171)
------------------------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Deficiency                                    $11,622,685        $13,830,697
====================================================================================================================================


                 See Notes to Consolidated Financial Statements

                            CPI AEROSTRUCTURES, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                            For the Three Months Ended  June 30,    For the Six Months Ended June 30,
                                                    2002                    2001                2002             2001
                                                            (Unaudited)                                (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

Revenue                                               $6,208,350        $3,086,474     $     10,900,134    $    6,082,085

Cost of sales                                          4,381,557         2,076,343            7,670,960         4,150,179
------------------------------------------------------------------------------------------------------------------------------------

Gross profit                                           1,826,793         1,010,131            3,229,174         1,931,906
Selling, general and administrative expenses             604,903           360,815            1,024,774           838,247
------------------------------------------------------------------------------------------------------------------------------------

Income from operations                                 1,221,890           649,316            2,204,400         1,093,659
------------------------------------------------------------------------------------------------------------------------------------

Other (income) expense:
  Interest/other (income) expense                        (13,961)             (322)              (4,260)           10,044
  Interest expense                                        91,592            37,894              132,968            81,318
------------------------------------------------------------------------------------------------------------------------------------

Total other expenses, net                                 77,631            37,572              128,708            91,362
------------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations before
  provision for income taxes                           1,144,259           611,744            2,075,692         1,002,297

Provision for income taxes                              (157,000)         (244,000)            (530,000)         (400,000)
------------------------------------------------------------------------------------------------------------------------------------

Income before operations of discontinued segment         987,259           367,744            1,545,692            602,297

Income (loss) from operations of discontinued
  segment                                                  -----          (348,436)               -----         (1,325,484)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                      $ 987,259     $      19,308      $     1,545,692         $ (723,187)
====================================================================================================================================

Basic net income (loss) per common share:
  Income before operations of discontinued segment    $     .36      $         .14       $          .58         $      .23
  Income (loss) from operations of discontinued
    Segment                                               -----               (.13)               -----               (.50)
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share - basic              $     .36      $         .01       $          .58         $     (.27)
====================================================================================================================================

Diluted net income per common share:
  Income before operations of discontinued segment    $     .31      $        .14       $          .51          $      .23
  Income from operations of discontinued segment          -----              (.13)               -----                (.50)
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share - diluted            $     .31      $        .01       $          .51          $     (.27)
====================================================================================================================================

Shares used in computing earnings per common share:

  Basic                                                2,709,556         2,651,323            2,683,446            2,649,971
  Diluted                                              3,214,339         2,651,473            3,004,859            2,649,971
------------------------------------------------------------------------------------------------------------------------------------


                 See Notes to Consolidated Financial Statements

                            CPI AEROSTRUCTURES, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


For the Six Months Ended June 30,                                                              2002               2001
                                                                                                     (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income before operations of discontinued segment                                   $1,545,692            $602,297
  Adjustments to reconcile net income before operations of discontinued segment to net cash used in operating activities:
    Depreciation and amortization                                                            19,782             17,458
    Warrants issued for consulting fees                                                       3,638             56,825
    Stock issued for bank fees                                                               13,109              -----
    Loss on disposal of fixed assets                                                          -----              6,158
    Deferred portion of provision for income taxes                                          530,000              -----
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                                       519,912            189,481
      Decrease in income tax refund receivable                                                -----              -----
      Increase in costs and estimated earnings in excess of billings on

       uncompleted contracts                                                             (1,652,570)        (1,866,592)
      Decrease (increase) in prepaid expenses and other current assets                       31,053             (3,795)
      Decrease in other assets                                                                1,000             15,000
      Increase (decrease) in accounts payable and accrued expenses                       (1,213,472)           590,322
      Decrease in income taxes payable                                                        -----            (34,000)

------------------------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                            (201,856)          (426,846)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Purchase of property, plant and equipment                                                   (18,379)            (9,141)
Proceeds from sale of fixed assets                                                             ----              1,800
------------------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                             (18,379)            (7,341)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

Repayment of long-term debt                                                              (2,641,081)          (796,355)

Proceeds from exercise of stock options                                                      84,102              -----
------------------------------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                                          (2,556,979)          (796,355)
------------------------------------------------------------------------------------------------------------------------------------

  Net cash used in continuing operations                                                 (2,777,214)        (1,230,542)
  Net cash provided by discontinued operations                                            2,904,965          1,235,367
------------------------------------------------------------------------------------------------------------------------------------

Net increase in cash                                                                        127,751              4,825
Cash at beginning of period                                                                 180,578             62,979

------------------------------------------------------------------------------------------------------------------------------------

Cash at end of period                                                                    $  308,329         $   67,804

====================================================================================================================================
Supplemental disclosures of cash flow information: Cash paid during the period for:
   Interest                                                                              $   79,635         $  430,934
====================================================================================================================================

   Income taxes                                                                          $   13,355         $   36,050
====================================================================================================================================
Supplemental schedule of non-cash financing activity:
  Financing obligation incurred in connection with the acquisition of  equipment         $    -----          $ 143,908

====================================================================================================================================


                 See Notes to Consolidated Financial Statements

                            CPI AEROSTRUCTURES, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.       Interim Financial Statements

         The financial statements as of June 30, 2002 and for the six months ended June 30, 2002 and 2001 are unaudited, however, in the opinion of the management of the Company, these financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of operations for such interim periods are not necessarily indicative of the results to be obtained for a full year.


2.       Costs and Estimated Earnings in Excess of Billings on Uncompleted
         Contracts:


         Costs and estimated earnings in excess of billings on uncompleted contracts consist of:


                                                                 June 30, 2002
        ----------------------------------------------------------------------------------------
                                                  U.S.
                                               Government         Commercial           Total
        ----------------------------------------------------------------------------------------

        Costs incurred on uncompleted
         contracts                             $13,733,255        $12,806,668        $26,539,923
        Estimated earnings                       5,321,975          6,220,095         11,542,070
        ----------------------------------------------------------------------------------------
                                                19,055,230         19,026,763         38,081,993
        Less billings to date                   12,689,038         16,773,000         29,462,038
        ----------------------------------------------------------------------------------------
        Costs and estimated earnings
         in excess of billings on
         uncompleted contracts                 $ 6,366,192        $ 2,253,763        $ 8,619,955
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
        ========================================================================================


                           CPI AEROSTRUCTURES, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

3.       Earnings Per Common Share:

         Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 321,413 and 504,783 were used in the calculation of diluted earnings per common share in the six-month and three-month periods, respectively, ended June 30, 2002.

         The convertible securities attributable to a note payable have been excluded from the fully diluted computation as their effect would be antidilutive.

4.       Discontinue Operations:

         On January 22, 2002, the Company announced a decision made by the Board of Directors as of December 31, 2001 to close the Kolar facilities located in Ithaca, New York, and liquidate its assets through a public auction of its machinery and equipment and the private sale of its real estate. On February 21, 2002, Kolar sold a substantial portion of its machinery and equipment at an auction conducted by Daley-Hodkin Corporation at Kolar's main facility in Ithaca, New York. Proceeds from actual sales of machinery, equipment and real property approximated $2,905,000 as of June 30, 2002. The disposition of Kolar's operations represents a disposal of a business segment under Accounting Principles Board ("APB") Opinion No. 30. Accordingly, results of the operation have been classified as discontinued, and prior periods have been restated. For business segment reporting purposes, Kolar's business results were previously classified as the "Machining" segment.

         Net sales and income (loss) from the discontinued operations are as follows:

         For the six months ended June 30,                  2002        2001
         -----------------------------------------------------------------------
         Net sales                                      $   ---     $ 4,215,544
         =======================================================================
         Pretax loss from discontinued operations       $   ---     $(1,725,484)
         Income tax benefit                                 ---         400,000
         -----------------------------------------------------------------------
         Net loss from discontinued operations          $   ---     $(1,325,484)
         =======================================================================

         For the three months ended June 30,                2002        2001
         -----------------------------------------------------------------------
         Net sales                                      $   ---     $ 1,596,267
         =======================================================================
         Pretax loss from discontinued operations       $   ---     $  (591,437)
         Income tax benefit                                 ---         244,000
         -----------------------------------------------------------------------
         Net loss from discontinued operations          $   ---     $  (347,437)
         =======================================================================

         Assets of the discontinued operations are as follows:

         June 30, 2002
         -----------------------------------------------------------------------
         Property, plant and equipment, net                        $    313,019
         =======================================================================

                           CPI AEROSTRUCTURES, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

5.       Debt:

         Debt consists of the following:

              Note payable - bank (a)                                 $2,631,571
              Note payable - bank (b)                                    275,462
              Note payable - bank (c)                                    704,484
              Note payable - Seller (d)                                4,898,035
              Capitalized lease obligations payable  (e)                 156,651
              ------------------------------------------------------------------
                                                                      $8,666,203
              ==================================================================

         (a) The note, as amended in June 2002, is payable to a commercial bank in monthly installments from $50,000 to $100,000 through May 30, 2003, and the remaining unpaid balance at June 30, 2003, plus monthly interest at the bank's published prime rate (4.75% at June 30, 2002) plus 3.5%. This note is collateralized by substantially all of the assets of the Company. Approximately $1,249,000 of this loan was repaid upon the sale of certain assets at auction. The note requires the Company to maintain specified levels of working capital and other financial ratios, as defined. The line of credit of $1,700,000 previously listed separately on the balance sheet is now incorporated into this note.

         (b) The note is payable to a commercial bank in monthly installments of $9,847, including interest at 8.3%. This note is collateralized by Kolar's land and buildings. The Company sold certain of the underlying land and buildings during 2002 at an aggregate selling price of approximately $555,000. The Company estimates that the sale of the remaining land and buildings will yield proceeds sufficient to repay the note in full.

         (c) The note is payable to a commercial bank in monthly installments of $20,000 through May 30, 2003, and the remaining unpaid balance at June 30, 2003, plus monthly interest at the bank's published prime rate (4.75% at June 30, 2002) plus 3.5%. This note is collateralized by substantially all of the assets of the Company and was previously included in the capitalized lease obligations payable of the Company.

         (d) In 1997, the Company acquired substantially all of the assets of Kolar Machine Inc. The acquisition was partially financed through a $4,000,000 note payable to the seller ("Seller") of Kolar Machine Inc. The note payable to the Seller bears interest at 8% per annum. The note will mature ninety days after the maturity of the bank loans but not later than June 30, 2007. Until then, it will continue to accrue interest, which will be paid at maturity together with the principal amount, pursuant to the terms of the subordination agreement between the bank lenders and Seller. Seller is presently prohibited from receiving current payments of interest on its note. The note payable - Seller is convertible into 333,334 shares of the Company's common stock at any time prior to the maturity of the note. The note is subordinated to the notes payable - bank.

         (e) The Company leases equipment under a capital lease which expires October 24, 2003. The leases require a monthly payment of $10,227.02, including interest at 9.35%. As of June 30, 2002, proceeds of approximately $674,000 were received upon the sale of certain leased equipment, which amount was remitted to the owners of the equipment.

                            CPI AEROSTRUCTURES, INC.
                                 AND SUBSIDIARY

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

Critical Accounting Policies

Revenue Recognition

The Company recognized revenue from long-term contracts over the contractual period under the percentage-of-completion ("POC") method of accounting. Under this method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned "Costs and estimated earnings in excess of billings on uncompleted contracts." Contracts where billings to date have exceed recognized revenues are recorded as a liability captioned "Billings in excess of costs and estimated earnings on uncompleted contracts." Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period the change becomes known. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. The Company continually evaluates all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting. In all other cases, the Company recognizes revenue at the time products are shipped and title passes to the customer or as services are performed.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance that represents federal and state operating loss carryforwards for which utilization is uncertain. Management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company's net deferred tax assets. The valuation allowance would need to be adjusted in the event future taxable income is materially different than amounts estimated. We have recorded valuation allowances of $2,067,000 and $2,074,000 against our deferred tax assets at June 30, 2002 and December 31, 2001, respectively.

                            CPI AEROSTRUCTURES, INC.
                                 AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Material Changes in Results of Operations

The Company's revenue for the six months ended June 30, 2002 was $10,900,134 compared to $6,082,085 for the same period last year, representing an increase of $4,818,049 or 79%. This increase is largely attributable to an increase in the number of government contracts.

Gross profit increased by $1,297,268 or 67%, from the six months ended June 30, 2001 to the six months ended June 30, 2002. Gross profit as a percentage of revenue for the six months ended June 30, 2002 was 30% compared to 32% for the same period last year.

Selling, general, and administrative expenses increased by $186,527, or 22%, from the six months ended June 30, 2001 to the six months ended June 30, 2002. Interest expense increased $51,650 for the six months ended June 30, 2002, compared to the same period last year.

The resulting income before operations of discontinued segment for the six months ended June 30, 2002, was $1,545,692 compared to income before operations of discontinued segment of $602,297 for the same period last year. Basic income per share was $.58 on 2,683,446 average shares outstanding, compared to a loss of $.27 per share on 2,649,971 average shares outstanding for fiscal 2001. Diluted earnings per share was $.51 on 3,004,859 weighted average shares outstanding compared to a loss of $.27 per share in 2001 on 2,649,971 weighted average shares outstanding.

The current provision for income taxes was derived by applying statutory federal tax rates to the income from continuing operations and offsetting the resulting charge by the tax benefit associated with that portion of net operating losses that the Company deems utilizable. The Company has operating loss carryforwards of approximately $8,035,000 and $5,672,000 for federal and state income tax purposes, respectively, expiring through 2021.

Material Changes in Financial Condition

At June 30, 2002 the Company had working capital of $3,951,443 compared to a deficiency of $2,807,657 at December 31, 2001, an increase of $6,759,100. This increase is primarily attributable to a reclassification of approximately $4,900,000 of debt to non-current liabilities. A large portion of the Company's cash has been used for costs incurred on commercial and the numerous government contracts that are in process and which do not allow progress payments. These costs are components of "Costs and estimated earnings in excess of billings on uncompleted contracts" and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms.

Net cash used in operating activities for the six months ended June 30, 2002 was $201,856. This decrease in cash was primarily the result of cash being used for new contracts of $1,652,570 and a reduction in accounts payable and accrued expenses $1,213,472.

                            CPI AEROSTRUCTURES, INC.
                                 AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Liquidity and Capital Resources

On June 25, 2002, the Company and Kolar, Inc. ("Kolar", and together with the Company, the "Borrowers") signed the Amended and Restated Credit Agreement with the several banks and other financing institutions or entities from time to time parties thereto and JPMorgan Chase Bank, as Administrative Agent ("JPMorgan"), restructuring their original debt facilities with JPMorgan (formerly known as Chase Manhattan Bank) and GE Capital CFE, Inc. (as assignee of Mellon Bank, N.A.).

Under the Amended and Restated Credit Agreement, one tranche ("Tranche A") of the senior bank loans will be amortized at an amount beginning at $50,000 per month, increasing to $100,000 during the term, with a final payment of the balance due on June 30, 2003. The aggregate principal amount of the Tranche A loan currently outstanding $2,631,571.

A second tranche ("Tranche B"), the amount representing the remaining mortgage debt from the Kolar properties, will be repaid in monthly installments accordance with the terms of the original Credit Agreement, with a final payment on September 30, 2007. The aggregate remaining principal amount of the Tranche B loan is $275,462.

A third tranche ("Tranche C"), the amount representing the net deficiency arising from the sale of certain equipment previously leased to Kolar by JPMorgan Leasing, Inc. (formerly Chase Equipment Leasing, Inc.), an affiliate of JPMorgan, will be amortized at $20,000 per month, with a final payment on June 30, 2003. The aggregate remaining principal amount of the Tranche C loan is $704,484.

In 1997, the Borrowers entered into a purchase money note agreement with Kolar Machine, Inc. (now known as Ralok, Inc. ("Ralok")) in the principal amount of $4,000,000. The note issued was originally due on June 30, 2002 and is secured by a security interest on all of the assets of the Borrowers that is subordinate to the security interest of the bank lenders. The note is currently convertible, at Ralok's option, into 333,334 shares of Common Stock of the Company. Pursuant to the terms of the subordination agreement between the bank lenders and Ralok, Ralok was prohibited from receiving current payments of interest on its note. As amended, the subordinated note issued in connection with the Kolar acquisition will mature ninety days after the maturity of the bank loans but not later than September 30, 2007. Until then, it will continue to accrue interest, which will be compounded monthly and paid at maturity together with the principal amount. As of June 30, 2002, $898,035 of unpaid interest has accrued.

The Company is currently exploring alternative financing for its existing debt which will become due on June 30, 2003, including bank refinancing, public and/or private placements of equity, other forms of debt, and a combination of these methods. The Company believes one or more of these options will be available to it.

                            CPI AEROSTRUCTURES, INC.
                                 AND SUBSIDIARY

--------------------------------------------------------------------------------

ITEM 2.  Changes In Securities and Use of Proceeds

         (c)      Recent Sales of Unregistered Securities

         During the three months ended June 30, 2002, the Company made the following sales of unregistered securities:



 ------------------ --------------------- --------------- ------------------------- ---------------- -----------------------
                                                           Consideration Received
                                                             and Description of
                                                           Underwriting or Other                     If Option, Warrant or
                                                            Discounts to Market     Exemption from   Convertible Security,
                                           Number Sold       Price Afforded to       Registration     Terms of Exercise or
 Date of Sale        Title of Security     Or Forfeited          Purchasers             Claimed           Conversions
 ------------------ --------------------- --------------- ------------------------- ---------------- -----------------------

  2/1/02-6/18/02      Common Stock           300,000      Options  to purchase           4(2)          Fully exercisable
                                                          common stock issued                           upon the date of
                                                          pursuant to the                            grant for five or ten
                                                          Performance Equity Plan                      years at exercise
                                                          2000 and 1998 Stock                         prices ranging from
                                                          Option Plan;  no cash                          $1.65 to $6.35
                                                          consideration received
                                                          by the Company

------------------ --------------------- --------------- ------------------------- ---------------- -----------------------

      2/1/02            Common Stock          5,000       Non-Plan Option  to            4(2)          Fully exercisable
                                                          purchase common stock;                        upon the date of
                                                          no cash consideration                       grant until February
                                                          received by the Company                           1, 2007

------------------ --------------------- --------------- ------------------------- ---------------- -----------------------

      4/18/02           Common Stock          50,000      Common  Stock issued to        4(2)                 N/A
                                                          bank in consideration
                                                          of   extending due date
                                                          of loan;  no cash
                                                          consideration received
                                                          by the Company

 ------------------ --------------------- --------------- ------------------------- ---------------- -----------------------

      5/21/02           Common Stock          20,833      Common  Stock issued           4(2)                 N/A
                                                          upon the exercise of
                                                          options;  $84,102 cash
                                                          consideration received
                                                          by the Company

 ------------------ --------------------- --------------- ------------------------- ---------------- -----------------------

      6/03/02                                 2,653
                        Common Stock                      Common  Stock issued           4(2)                 N/A
                                                          upon the cashless
                                                          exercise of warrants;
                                                          no cash consideration
                                                          received by the Company

 ------------------ --------------------- --------------- ------------------------- ---------------- -----------------------

      6/24/02           Common Stock          4,137       Common Stock issued            4(2)                 N/A
                                                          upon the cashless
                                                          exercise of warrants;
                                                          no cash consideration
                                                          received by the Company

 ------------------ --------------------- --------------- ------------------------- ---------------- -----------------------


                            CPI AEROSTRUCTURES, INC.
                                 AND SUBSIDIARY

--------------------------------------------------------------------------------


ITEM 6.  Exhibits and Reports on Form 8-K

         a)       No Exhibits

         b) During the three months ended June 30, 2002, the following Current Reports on Form 8-K were filed by the Company:

                  1. Current Report on Form 8-K, dated June 25, 2002, filed with the Securities and Exchange Commission on June 27, 2002, reporting events under Items 5 and 7.

                  2. Current Report on Form 8-K/A, dated February 21, 2002, filed with the Securities and Exchange Commission on April 18, 2002, reporting events under Item 7 and incorporated by reference pro forma financial statements required pursuant to
                  Article 11 of Regulation S-X filed under Item 7 of the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 16, 2002.

                            CPI AEROSTRUCTURES, INC.

--------------------------------------------------------------------------------

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CPI AEROSTRUCTURES, INC.

Dated:   August 14, 2002                 By:  /s/ Arthur August
                                              -----------------
                                         Arthur August
                                         Chairman and Chief Executive Officer
                                         (Principal Executive Officer)

Dated:   August 14, 2002                 By:  /s/ Edward J. Fred
                                              ------------------
                                         Edward J. Fred
                                         President and Chief Financial Officer



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

              In connection with the Quarterly Report of CPI Aerostructures, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Dated:   August 14, 2002                 By:  /s/ Arthur August
                                              -----------------
                                         Arthur August
                                         Chairman and Chief Executive Officer

Dated:   August 14, 2002                 By:  /s/ Edward J. Fred
                                              ------------------
                                         Edward J. Fred