Form 10QSB
period 2002-09-30
CPI AEROSTRUCTURES INC
filed 2002-11-13
CIK 889348

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                         Commission File Number 1-11398
  ended September 30, 2002



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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


         The number of shares of common stock, par value $.001 per share, outstanding was 2,735,670 as of November 8 2002.

                                                        CPI AEROSTRUCTURES, INC.
                                                                  AND SUBSIDIARY

                                                                           INDEX
--------------------------------------------------------------------------------

PART I  - Financial Information

       ITEM 1.  Consolidated Financial Statements

       Independent Accountant's Review Report                                 3

       Balance Sheets as of September 30, 2002 (Unaudited) and                4
         December 31, 2001 (Audited)

       Statements of Operations for the Three Months and Nine Months          5
         ended September 30, 2002 (Unaudited) and 2001 (Unaudited)

       Statements of Cash Flows for the Nine Months ended                     6
         September 30, 2002 (Unaudited) and 2001 (Unaudited)

       Notes to Financial Statements (Unaudited)                              7

       ITEM 2.  Management's Discussion and Analysis of                      10
         Financial Condition and Results of Operations

       ITEM 3.  Controls and Procedures                                      13

PART II - Other Information

       ITEM 2.  Changes in Securities and Use of Proceeds                    14

       ITEM 4.  Submission of Matters to a Vote of Security Holders          15

       ITEM 6.  Exhibits and Reports on Form 8-K                             15

       Signatures and Certifications                                         16

                                                        CPI AEROSTRUCTURES, INC.
                                                                  AND SUBSIDIARY

Part I -  Financial Information

         ITEM 1.   Consolidated Financial Statements


ACCOUNTANT'S REVIEW REPORT


To the Board of Directors
CPI Aerostructures, Inc.

We have reviewed the accompanying consolidated balance sheet of CPI Aerostructures, Inc. and Subsidiary as of September 30, 2002, and the related consolidated statements of operations for the nine-month and three-month periods ended September 30, 2002 and 2001 and the statement of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are responsibility of the Company's management.

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

/s/ Goldstein Golub Kessler LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

October 24, 2002

                                                        CPI AEROSTRUCTURES, INC.
                                                                  AND SUBSIDIARY

                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                     September 30,        December 31,
                                                                                        2002                 2001
                                                                                     (Unaudited)           (Audited)
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                                              $    121,002           $   180,578
  Accounts receivable                                                                  2,852,597             2,168,369
  Costs and estimated earnings in excess of billings on uncompleted
      contracts                                                                       10,214,846             6,967,385
  Deferred Income Taxes, net of valuation allowance                                      253,000               758,000
  Prepaid expenses and other current assets                                               23,745                84,895
  Assets held for sale - discontinued operations                                         280,676             3,217,984
-----------------------------------------------------------------------------------------------------------------------------------

       Total current assets                                                           13,745,866            13,377,211

Property, Plant and Equipment, net                                                       110,340               101,260
Deferred Income Taxes, net of valuation allowance                                          -----               172,000
Other Assets                                                                             179,226               180,226

-----------------------------------------------------------------------------------------------------------------------------------
       Total Assets                                                                  $14,035,432           $13,830,697
===================================================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable                                                                   $ 4,985,799          $  4,195,530
  Accrued expenses                                                                       152,692               535,054
  Line of credit                                                                           -----             1,700,000
  Current portion of long-term debt                                                    3,443,036             9,607,284
  Deferred income taxes                                                                    -----               147,000
-----------------------------------------------------------------------------------------------------------------------------------

       Total current liabilities                                                       8,581,527            16,184,868

Long term debt                                                                         4,898,035                 -----

-----------------------------------------------------------------------------------------------------------------------------------

       Total liabilities                                                              13,479,562            16,184,868

-----------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

 Shareholders' Equity (Deficiency):
  Common stock - $.001 par value; authorized 50,000,000 shares,
   issued and outstanding 2,735,670 and 2,657,046                                          2,736                 2,657
   Additional paid - in capital                                                       12,483,092            12,367,020
   Accumulated deficit                                                               (11,929,958)          (14,723,848)
-----------------------------------------------------------------------------------------------------------------------------------

       Shareholders' equity (deficiency):                                                555,870            (2,354,171)

-----------------------------------------------------------------------------------------------------------------------------------
       Total Liabilities and Shareholders' Deficiency                                $14,035,432           $13,830,697
===================================================================================================================================

                                 See Notes to Consolidated Financial Statements

                                                        CPI AEROSTRUCTURES, INC.
                                                                  AND SUBSIDIARY


                                           CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                          For the Three Months Ended Sept. 30,    For the Nine Months Ended Sept. 30,
                                                       2002                2001                2002               2001
                                                            (Unaudited)                              (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------

Revenue                                               $7,088,614        $4,549,873          $17,988,748        $10,631,958

Cost of sales                                          4,878,932         2,865,814           12,549,892          7,015,993
-----------------------------------------------------------------------------------------------------------------------------------

Gross profit                                           2,209,682         1,684,059            5,438,856          3,615,965
Selling, general and administrative expenses             775,867           307,360            1,800,641          1,145,607
-----------------------------------------------------------------------------------------------------------------------------------

Income from operations                                 1,433,815         1,376,699            3,638,215          2,470,358
-----------------------------------------------------------------------------------------------------------------------------------

Other (income) expense:
  Interest/other (income) expense                            618              (821)              (3,642)             9,223
  Interest expense                                       185,997            45,389              318,965            126,707
-----------------------------------------------------------------------------------------------------------------------------------

Total other expenses, net                                186,615            44,568              315,323            135,930
-----------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations before
  provision for income taxes                           1,247,200         1,332,131            3,322,892          2,334,428

Provision for income taxes                                 1,000          (534,000)            (529,000)          (934,000)
-----------------------------------------------------------------------------------------------------------------------------------

Income before operations of discontinued segment       1,248,200           798,131            2,793,892          1,400,428

Loss from operations of discontinued  segment              -----          (245,997)               -----         (1,571,481)

-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                     $1,248,200       $   552,134          $ 2,793,892          $(171,053)
===================================================================================================================================

Basic net income (loss) per common share:
  Income before operations of discontinued segment    $      .46       $       .30          $      1.03          $    .53
  Loss from operations of discontinued segment             -----              (.09)               -----              (.59)

-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share - basic              $      .46       $       .21          $      1.03          $   (.06)
===================================================================================================================================

Diluted net income per common share:
  Income before operations of discontinued segment    $      .38       $       .30          $       .89   $          -----
  Loss from operations of discontinued segment             -----              (.09)               -----              -----
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share - diluted            $      .38       $       .21          $       .89   $          -----
===================================================================================================================================

Shares used in computing earnings per common share:

  Basic                                                2,734,898         2,657,046            2,700,785          2,652,355
  Diluted                                              3,299,098         2,690,380            3,136,626          2,652,355
-----------------------------------------------------------------------------------------------------------------------------------

                                 See Notes to Consolidated Financial Statements

                                                        CPI AEROSTRUCTURES, INC.
                                                                  AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

For the Nine Months Ended September 30,                                                        2002               2001
                                                                                                     (Unaudited)
-------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income before operations of discontinued segment                                   $2,793,892            $1,400,428
  Adjustments to reconcile net income before operations of discontinued segment to net cash used in operating activities:
    Depreciation and amortization                                                            30,931                26,362
    Warrants issued for consulting fees                                                       5,782                47,346
    Stock issued for bank fees                                                               26,267                 -----
    Loss on disposal of fixed assets                                                          -----                 6,158
    Deferred portion of provision for income taxes                                          530,000                 -----
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                                      (684,228)             (326,206)
      Decrease in income tax refund receivable                                                -----                 -----
      Increase in costs and estimated earnings in excess of billings on
       uncompleted contracts                                                             (3,247,461)           (2,260,561)
      Decrease in prepaid expenses and other current assets                                  61,150                 9,968
      Decrease (increase) in other assets                                                     1,000                (1,000)
      Increase in accounts payable and accrued expenses                                     407,905               180,090
      Decrease in income taxes payable                                                        -----               (34,000)

-------------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                             (74,762)             (951,414)
-------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Purchase of property, plant and equipment                                                   (40,011)              (14,507)
Proceeds from sale of fixed assets                                                            -----                 1,800
-------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                             (40,011)              (12,707)
-------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

Repayment from line of credit                                                                 -----                 -----

Repayment of long-term debt                                                              (2,966,213)           (1,274,018)

Proceeds from exercise of stock options                                                      84,102                 -----

-------------------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                                          (2,882,111)           (1,274,018)
-------------------------------------------------------------------------------------------------------------------------

  Net cash used in continuing operations                                                 (2,996,884)           (2,238,139)
  Net cash provided by discontinued operations                                            2,937,308             2,386,569

-------------------------------------------------------------------------------------------------------------------------
Net increase in (decrease) cash                                                             (59,576)              148,430
Cash at beginning of period                                                                 180,578                62,979

-------------------------------------------------------------------------------------------------------------------------

Cash at end of period                                                                     $ 121,002            $  211,409

=========================================================================================================================
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest                                                                               $ 167,015             $ 589,762
=========================================================================================================================

   Income taxes                                                                          $   13,355            $   36,050
=========================================================================================================================
Supplemental schedule of non-cash financing activity:
  Financing obligation incurred in connection with the acquisition of equipment      $        -----             $ 143,908

=========================================================================================================================

                                 See Notes to Consolidated Financial Statements

                                                        CPI AEROSTRUCTURES, INC.
                                                                  AND SUBSIDIARY


                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.  INTERIM       The financial statements as of September 30, 2002 and for the
    FINANCIAL     nine months ended September 30, 2002 and 2001 are unaudited,
    STATEMENTS    however, in the opinion of the management of the Company,
                  these financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of operations for such interim periods are not necessarily indicative of the results to be obtained for a full year.


2.  COSTS AND     Costs and estimated earnings in excess of billings on
    ESTIMATED     uncompleted contracts consist of:
    EARNINGS IN
    EXCESS OF
    BILLINGS ON                                         September 30, 2002
    UNCOMPLETED   --------------------------------------------------------------
    CONTRACTS:                        U.S.
                                    Government       Commercial           Total
                  --------------------------------------------------------------

                  Costs incurred
                  on uncompleted
                   contracts        $18,413,197     $13,017,710      $31,430,907
                  Estimated
                   earnings           7,810,645       5,947,898       13,758,543
                  --------------------------------------------------------------
                                     26,223,842      18,965,608       45,189,450
                  Less billings
                   to date           18,063,324      16,911,280       34,974,604
                  --------------------------------------------------------------
                  Costs and
                   estimated
                   earnings in
                   excess of
                   billings on
                   uncompleted
                   contracts        $ 8,160,518     $ 2,054,328      $10,214,846
                  ==============================================================



                                                        December 31, 2001
                  --------------------------------------------------------------
                                      U.S.
                                    Government       Commercial           Total
                  --------------------------------------------------------------
                  Costs incurred
                   on uncompleted
                   contracts        $7,359,234      $12,485,185      $19,844,419
                  Estimated
                   earnings          2,040,413        6,728,158        8,768,571
                  --------------------------------------------------------------

                                     9,399,647       19,213,343       28,612,990
                  Less billings
                   to date           5,425,681       16,219,924       21,645,605
                  --------------------------------------------------------------
                  Costs and
                   estimated
                   earnings in
                   excess of
                   billings on
                   uncompleted
                   contracts        $3,973,966      $ 2,993,419      $ 6,967,385
                  ==============================================================

                                                        CPI AEROSTRUCTURES, INC.
                                                                  AND SUBSIDIARY


                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

3. EARNINGS PER Basic earnings per common share is computed using the weighted COMMON SHARE: average number of shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 564,200 and 435,841 were used in the calculation of diluted earnings per common share in the nine-month and three-month periods, respectively, ended September 30, 2002.

                  The convertible securities attributable to a note payable have been excluded from the fully diluted computation as their effect would be antidilutive.

4.  DISCONTINUED  On January 22, 2002, the Company announced a decision made by
    OPERATIONS:   the Board of Directors as of December 31, 2001 to close the
                  Kolar facilities located in Ithaca, New York, and liquidate its assets through a public auction of its machinery and equipment and the private sale of its real estate. On
                  February 21, 2002, Kolar sold a substantial portion of its machinery and equipment at an auction conducted by Daley-Hodkin Corporation at Kolar's main facility in Ithaca, New York. Proceeds from actual sales of machinery, equipment and real property approximated $2,905,000 as of September 30, 2002. The disposition of Kolar's operations represents a disposal of a business segment under Accounting Principles
                  Board ("APB") Opinion No. 30. Accordingly, results of the operation have been classified as discontinued, and prior periods have been restated. For business segment reporting purposes, Kolar's business results were previously classified as the "Machining" segment.

                  Net sales and income (loss) from the discontinued operations are as follows:

                  For the nine months ended September 30,      2002         2001
                  --------------------------------------------------------------

                  Net sales                                  $  ---   $6,840,056
                  ==============================================================

                  Pretax loss from discontinued operations   $  ---   $2,505,481
                  Income tax benefit                            ---      934,000
                  --------------------------------------------------------------
                  Net loss from discontinued operations      $  ---   $1,571,481
                  ==============================================================


                  For the three months ended September 30,     2002         2001
                  --------------------------------------------------------------

                  Net sales                                  $  ---   $2,624,512
                  ==============================================================

                  Pretax loss from discontinued operations   $  ---   $  779,997
                  Income tax benefit                            ---      534,000
                  --------------------------------------------------------------
                  Net loss from discontinued operations      $  ---   $  245,997
                  ==============================================================

                  Assets of the discontinued operations are as follows:

                  September 30, 2002
                  --------------------------------------------------------------

                  Property, plant and equipment, net                  $  280,676
                  ==============================================================

                                                        CPI AEROSTRUCTURES, INC.
                                                                  AND SUBSIDIARY

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

5.  DEBT:         Debt consists of the following:

                  Note payable - bank (a)                             $2,431,571
                  Note payable - bank (b)                                259,077
                  Note payable - bank (c)                                624,484
                  Note payable - Seller (d)                            4,898,035
                  Capitalized lease obligations payable (e)              127,904
                  --------------------------------------------------------------
                                                                     $ 8,341,071
                  ==============================================================

                  (a) The note, as amended in June 2002, is payable to a
                      commercial bank in monthly installments from $50,000 to $100,000 through May 30, 2003, and the remaining unpaid balance at June 30, 2003, plus monthly interest at the bank's published prime rate (4.75% at September 30, 2002) plus 3.5%. This note is collateralized by substantially all of the assets of the Company. Approximately $1,249,000 of this loan was repaid upon the sale of certain assets at auction. The note requires the Company to maintain specified levels of working capital and other financial ratios, as defined. The line of credit of $1,700,000 previously listed separately on the balance sheet is now incorporated into this note.

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

                  (c) The note is payable to a commercial bank in monthly
                      installments of $20,000 through May 30, 2003, and the remaining unpaid balance at June 30, 2003, plus monthly interest at the bank's published prime rate (4.75% at September 30, 2002) plus 3.5%. This note is collateralized by substantially all of the assets of the Company and was previously included in the capitalized lease obligations payable of the Company.

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

                  (e) The Company leases equipment under a capital lease which expires October 24, 2003. The leases require a monthly payment of $10,227.02, including interest at 9.35%. As of September 30, 2002, proceeds of approximately $674,000 were received upon the sale of certain leased equipment, which amount was remitted to the owners of the equipment.

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

Critical Accounting Policies

Revenue Recognition
-------------------

The Company recognized revenue from long-term contracts over the contractual period under the percentage-of-completion ("POC") method of accounting. Under this method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned "Costs and estimated earnings in excess of billings on uncompleted contracts." Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned "Billings in excess of costs and estimated earnings on uncompleted contracts." Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period the change becomes known. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. The Company continually evaluates all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting. In all other cases, the Company recognizes revenue at the time products are shipped and title passes to the customer or as services are performed.

Income Taxes
------------

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance that represents federal and state operating loss carryforwards for which utilization is uncertain. Management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company's net deferred tax assets. The valuation allowance would need to be adjusted in the event future taxable income is materially different than amounts estimated. We have recorded valuation allowances of $4,487,000 and $2,074,000 against our deferred tax assets at September 30, 2002 and December 31, 2001, respectively.

                                                        CPI AEROSTRUCTURES, INC.
                                                                  AND SUBSIDIARY

Management's Discussion and Analysis of Financial Condition and Results
of Operations
--------------------------------------------------------------------------------

Material Changes in Results of Operations

The Company's revenue for the nine months ended September 30, 2002 was $17,988,748 compared to $10,631,958 for the same period last year, representing an increase of $7,356,790 or 69%. This increase is largely attributable to an increase in the number of government contracts.

Gross profit increased by $1,822,891 or 50%, from the nine months ended September 30, 2001 to the nine months ended September 30, 2002. Gross profit as a percentage of revenue for the nine months ended September 30, 2002 was 30% compared to 34% for the same period last year.

Selling, general, and administrative expenses increased by $655,034, or 57%, from the nine months ended September 30, 2001 to the nine months ended September 30, 2002. This increase is largely due to legal fees associated with restructuring existing debt. Interest expense increased $192,258 for the nine months ended September 30, 2002, compared to the same period last year. The increase in interest expense is from Kolar's debt shown for the previous year in income (loss) from operations of discontinued segment.

The resulting income before operations of discontinued segment for the nine months ended September 30, 2002, was $3,638,215 compared to income before operations of discontinued segment of $ 2,470,358 for the same period last year. The 2002 results include income taxes computed at an effective tax rate of 15.9% because the Company estimates that it will utilize $800,000 of its net operating loss carry-forward. Basic income per share was $1.03 on 2,700,785 average shares outstanding, compared to a loss of $.06 per share on 2,652,355 average shares outstanding for fiscal 2001. Diluted earnings per share was $.89 on 3,136,626 weighted average shares outstanding compared to a loss of $.06 per share in 2001 on 2,652,355 weighted average shares outstanding.

The Company's revenue for the three months ended September 30, 2002 was $7,088,614 compared to $4,549,873 for the same period last year, representing an increase of $2,538,741 or 56%.

Gross profit increased by $525,623 or 31%, from the three months ended September 30, 2001 to the three months ended September 30, 2002. Gross profit as a percentage of revenue for the three months ended September 30, 2002 was 31% compared to 37% for the same period last year.

Selling, general, and administrative expenses increased by $468,507, or 152%, from the three months ended September 30, 2001 to the three months ended September 30, 2002. Interest expense increased $140,608 for the three months ended September 30, 2002, compared to the same period last year.

The resulting income before operations of discontinued segment for the three months ended September 30, 2002, was $1,433,817 compared to income before operations of discontinued segment of $1,376,699 for the same period last year. The 2002 results include no provision for income taxes as the Company estimates that it will utilize $500,000 of its net operating loss carry-forward. Basic income per share was $.46 on 2,734,898 average shares outstanding, compared to income of $.21 per share on 2,657,046 average shares outstanding for fiscal 2001. Diluted earnings per share was $.38 on 3,299,098 weighted average shares outstanding compared to income of $.21 per share in 2001 on 2,690,380 weighted average shares outstanding.

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

                                                        CPI AEROSTRUCTURES, INC.
                                                                  AND SUBSIDIARY

Management's Discussion and Analysis of Financial Condition and Results
of Operations
--------------------------------------------------------------------------------

Material Changes in Financial Condition

At September 30, 2002 the Company had working capital of $5,164,339 compared to a deficiency of $2,807,657 at December 31, 2001, an increase of $7,971,996. This increase is attributable to a reclassification of approximately $4,900,000 of debt to non-current liabilities and an increase in costs and estimated earnings in excess of billings on uncompleted contracts of approximately $3,250,000.

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

Net cash used in operating activities for the nine months ended September 30, 2002 was $74,762. This decrease in cash was primarily the result of cash being used for new contracts of $3,247,461.

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

Under the Amended and Restated Credit Agreement, one tranche ("Tranche A") of the senior bank loans will be amortized at an amount beginning at $50,000 per month, increasing to $100,000 during the term, with a final payment of the balance due on June 30, 2003. The aggregate principal amount of the Tranche A loan currently outstanding $2,431,571.

A second tranche ("Tranche B"), the amount representing the remaining mortgage debt from the Kolar properties, will be repaid in monthly installments accordance with the terms of the original Credit Agreement, with a final payment on September 30, 2007. The aggregate remaining principal amount of the Tranche B loan is $259,077.

A third tranche ("Tranche C"), the amount representing the net deficiency arising from the sale of certain equipment previously leased to Kolar by JPMorgan Leasing, Inc. (formerly Chase Equipment Leasing, Inc.), an affiliate of JPMorgan, will be amortized at $20,000 per month, with a final payment on June 30, 2003. The aggregate remaining principal amount of the Tranche C loan is $624,484.

In 1997, the Borrowers entered into a purchase money note agreement with Kolar Machine, Inc. (now known as Ralok, Inc. ("Ralok")) in the principal amount of $4,000,000. The note issued was originally due on June 30, 2002 and is secured by a security interest on all of the assets of the Borrowers that is subordinate to the security interest of the bank lenders. The note is currently convertible, at Ralok's option, into 333,334 shares of Common Stock of the Company. Pursuant to the terms of the subordination agreement between the bank lenders and Ralok, Ralok was prohibited from receiving current payments of interest on its note. As amended, the subordinated note issued in connection with the Kolar acquisition will mature ninety days after the maturity of the bank loans but not later than September 30, 2007. Until then, it will continue to accrue interest, which will be compounded monthly and paid at maturity together with the principal amount. As of September 30, 2002, $996,650 of unpaid interest has accrued.

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

                                                        CPI AEROSTRUCTURES, INC.
                                                                  AND SUBSIDIARY

Management's Discussion and Analysis of Financial Condition and Results
of Operations
--------------------------------------------------------------------------------

The table below summarizes information about our contractual obligations as of September 30, 2002 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.



___________________________________________________________________________________________________
|                       |                         Payments Due by Period                           |
|                       |__________________________________________________________________________|
|     Contractual       |            | Less than 1  |             |               |                |
|     Obligations       |  Total     |    year      |  1-3 years  |   4 - 5 years | After 5 years  |
|                       |   ($)      |     ($)      |     ($)     |       ($)     |      ($)       |
|_______________________|____________|______________|_____________|_______________|________________|
|Long-Term Debt         |  4,898,035 |           0  |          0  |    4,898,035  |          0     |
|_______________________|____________|______________|_____________|_______________|________________|
|Capital Lease          |            |              |             |               |                |
|Obligations            |    127,904 |     117,756  |     10,148  |            0  |          0     |
|_______________________|____________|______________|_____________|_______________|________________|
|Operating Leases       |     40,728 |      40,728  |          0  |            0  |          0     |
|_______________________|____________|______________|_____________|_______________|________________|
|Total Contractual Cash |            |              |             |               |                |
|Obligations            |  5,066,667 |     158,484  |     10,148  |    4,898,035  |          0     |
|_______________________|____________|______________|_____________|_______________|________________|


ITEM 3.  Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                        CPI AEROSTRUCTURES, INC.
                                                                  AND SUBSIDIARY

--------------------------------------------------------------------------------

Part II  - Other Information

ITEM 2.   Changes In Securities and Use of Proceeds

          (c)      Recent Sales of Unregistered Securities

          During the three months ended September 30, 2002, the Company made the following sales of unregistered securities:

 ____________________________________________________________________________________________________________________
 |                 |                     |               |   Consideration     |                  |                  |
 |                 |                     |               |    Received and     |                  |                  |
 |                 |                     |               |   Description of    |                  |    If Option,    |
 |                 |                     |               |  Underwriting or    |                  |    Warrant or    |
 |                 |                     |               | Other Discounts to  |                  |    Convertible   |
 |                 |                     |               |    Market Price     |  Exemption from  |  Security, Terms |
 |                 |                     | Number Sold   |    Afforded to      |   Registration   |  of Exercise or  |
 |Date of Sale     |  Title of Security  | Or Forfeited  |     Purchasers      |      Claimed     |    Conversions   |
 |_________________|_____________________|_______________|_____________________|__________________|__________________|
 |    09/09/02     |     Common Stock    |     1,000     |Common Stock issued  |      4(2)        |        N/A       |
 |                 |                     |               |upon the exercise of |                  |                  |
 |                 |                     |               |options; $2,870 cash |                  |                  |
 |                 |                     |               |consideration        |                  |                  |
 |                 |                     |               |received by the      |                  |                  |
 |                 |                     |               |Company              |                  |                  |
 |_________________|_____________________|_______________|_____________________|__________________|__________________|

                                                        CPI AEROSTRUCTURES, INC.
                                                                  AND SUBSIDIARY

--------------------------------------------------------------------------------


ITEM 4.   Submission of Matters to a Vote of Security Holders

          a) An Annual Meeting of Shareholders was held on September 18, 2002 ("Annual Meeting")

          b)  One matter was voted upon at the Annual Meeting, as follows:

                1) Kenneth McSweeney was re-elected to serve as director for the ensuing three years and until his successor is elected and qualified with 2,250,490 votes cast and 31,831 votes withholding authority for his re-election. Arthur August, Edward J. Fred and Walter Paulick's term of offices as directors continued after the meeting.



ITEM 6.   Exhibits and Reports on Form 8-K

          a)  No Exhibits

          b) During the three months ended September 30, 2002, no Current Reports on Form 8-K were filed by the Company.

                                                        CPI AEROSTRUCTURES, INC.
                                                                  AND SUBSIDIARY

--------------------------------------------------------------------------------

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           CPI AEROSTRUCTURES, INC.



Dated:   November 13, 2002            By:   /s/ Arthur August
                                           -------------------------------------
                                           Arthur August
                                           Chairman and Chief Executive
                                           Officer (Principal Executive Officer)



Dated:   November 13, 2002            By:   /s/ Edward J. Fred
                                           -------------------------------------
                                           Edward J. Fred
                                           President, Chief Financial Officer
                                           and Secretary (Principal Financial
                                           Officer)



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of CPI Aerostructures, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Dated:   November 13, 2002            By:   /s/ Arthur August
                                           -------------------------------------
                                           Arthur August
                                           Chairman and Chief Executive
                                           Officer (Principal Executive Officer)



Dated:   November 13, 2002            By:   /s/ Edward J. Fred
                                           -------------------------------------
                                           Edward J. Fred
                                           President, Chief Financial Officer
                                           and Secretary (Principal Financial
                                           Officer)

                                                        CPI AEROSTRUCTURES, INC.
                                                                  AND SUBSIDIARY

--------------------------------------------------------------------------------

                                  CERTIFICATION
                    PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Arthur August, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CPI Aerostructures, Inc.;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                                                        CPI AEROSTRUCTURES, INC.
                                                                  AND SUBSIDIARY

--------------------------------------------------------------------------------
6. the registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:   November 13, 2002            By:   /s/ Arthur August
                                           -------------------------------------
                                           Arthur August
                                           Chairman and Chief Executive
                                           Officer (Principal Executive Officer)

                                                        CPI AEROSTRUCTURES, INC.
                                                                  AND SUBSIDIARY

--------------------------------------------------------------------------------

                                  CERTIFICATION
                    PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Edward J. Fred, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CPI Aerostructures, Inc.;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                                                        CPI AEROSTRUCTURES, INC.
                                                                  AND SUBSIDIARY

--------------------------------------------------------------------------------
6. the registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:   November 13, 2002            By:   /s/ Edward J. Fred
                                           -------------------------------------
                                           Edward J. Fred
                                           President, Chief Financial Officer
                                           and Secretary (Principal Financial
                                           Officer)