Form 10QSB/A
period 2002-09-30
CPI AEROSTRUCTURES INC
filed 2002-12-17
CIK 889348

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A




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


The number of common shares, par value $.001 per share, outstanding was 2,785,668 as of December 13, 2002.

                                                        CPI AEROSTRUCUTRES, INC.
                                                                  AND SUBSIDIARY

                                                                           INDEX
--------------------------------------------------------------------------------




PART I  - Financial Information

    ITEM 1.  Consolidated Financial Statements

    Independent Accountant's Review Report                                     3

    Balance Sheets as of September 30, 2002 (Unaudited) and                    4
      December 31, 2001 (Audited)

    Statements of Operations for the Three Months and Nine Months              5
      ended September 30, 2002 (Unaudited) and 2001 (Unaudited)

    Statements of Cash Flows for the Nine Months ended
      September 30, 2002 (Unaudited) and 2001 (Unaudited)                      6
      (Unaudited) and 2001 (Unaudited)

    Notes to Financial Statements (Unaudited)                                  7

    ITEM 2.  Management's Discussion and Analysis of Financial                10
      Condition and Results of Operations

    ITEM 3.  Controls and Procedures                                          13

PART II - Other Information

    ITEM 2.  Changes in Securities and Use of Proceeds                        14

    ITEM 4.  Submission of Matters to a Vote of Security Holders              15

    ITEM 6.  Exhibits and Reports on Form 8-K                                 15

    Signatures and Certifications                                             16

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


/s/ Goldstein Golub Kessler LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

October 24, 2002, except for Note 5,
  provision (d), as to which the date is
  December 13, 2002

                                                        CPI AEROSTRUCTURES, INC.
                                                                  AND SUBSIDIARY

                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                        September 30,        December 31,
                                                                                           2002                 2001
                                                                                        (Unaudited)          (Audited)
------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                                                  $    121,002        $    180,578
  Accounts receivable                                                                      2,852,597           2,168,369
  Costs and estimated earnings in excess of billings on uncompleted
      contracts                                                                           10,214,846           6,967,385
  Deferred Income Taxes, net of valuation allowance                                          253,000             758,000
  Prepaid expenses and other current assets                                                   23,745              84,895

  Assets held for sale - discontinued operations                                             280,676           3,217,984
------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                13,745,866          13,377,211

Property, Plant and Equipment, net                                                           110,340             101,260
Deferred Income Taxes, net of valuation allowance                                              -----             172,000
Other Assets                                                                                 179,226             180,226
------------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                      $ 14,035,432        $ 13,830,697
========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts payable                                                                      $  4,985,799        $  4,195,530
  Accrued expenses                                                                           152,692             535,054
  Line of credit                                                                               -----           1,700,000
  Debt                                                                                     8,341,071           9,607,284
  Deferred income taxes                                                                        -----             147,000
------------------------------------------------------------------------------------------------------------------------

       Total current liabilities                                                          13,479,562          16,184,868
------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

 Shareholders' Equity (Deficiency):
  Common shares- $.001 par value; authorized 50,000,000 shares, issued and outstanding 2,735,670 and 2,657,046; preferred shares, authorized 5,000,000 shares, none
    issued and outstanding                                                                     2,736               2,657
   Additional paid - in capital                                                           12,483,092          12,367,020
   Accumulated deficit                                                                   (11,929,958)        (14,723,848)
------------------------------------------------------------------------------------------------------------------------
      Shareholders' equity (deficiency):                                                     555,870          (2,354,171)
------------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity (Deficiency)                           $ 14,035,432        $ 13,830,697
========================================================================================================================

                                  See Notes to Consolidated Financial Statements

                                                        CPI AEROSTRUCTURES, INC.
                                                                  AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                           For the Three Months Ended  Sept. 30,   For the Nine Months Ended Sept. 30,
                                                    2002                    2001                2002             2001
                                                             (Unaudited)                              (Unaudited)
------------------------------------------------------------------------------------------------------------------------
Revenue                                           $7,088,614             $4,549,873          $17,988,748     $10,631,958

Cost of sales                                      4,878,932              2,865,814           12,549,892       7,015,993
------------------------------------------------------------------------------------------------------------------------

Gross profit                                       2,209,682              1,684,059            5,438,856       3,615,965
Selling, general and administrative expenses         775,867                307,360            1,800,641       1,145,607
------------------------------------------------------------------------------------------------------------------------

Income from operations                             1,433,815              1,376,699            3,638,215       2,470,358
------------------------------------------------------------------------------------------------------------------------

Other (income) expense:
  Interest/other (income) expense                        618                   (821)              (3,642)          9,223
  Interest expense                                   185,997                 45,389              318,965         126,707
------------------------------------------------------------------------------------------------------------------------

Total other expenses, net                            186,615                 44,568              315,323         135,930
------------------------------------------------------------------------------------------------------------------------

Income from continuing operations before
  provision for income taxes                       1,247,200              1,332,131            3,322,892       2,334,428

Provision for income taxes                             1,000               (534,000)            (529,000)       (934,000)
------------------------------------------------------------------------------------------------------------------------

Income before operations of discontinued segment   1,248,200                798,131            2,793,892       1,400,428

Loss from operations of discontinued  segment          -----               (245,997)               -----      (1,571,481)

------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                 $1,248,200              $ 552,134           $2,793,892       $(171,053)
========================================================================================================================

Basic net income (loss) per common share:
  Income before operations of discontinued
    segment                                       $      .46              $     .30           $     1.03       $     .53
  Loss from operations of discontinued segment         -----                   (.09)               -----            (.59)

------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share - basic          $      .46              $     .21           $     1.03       $    (.06)
========================================================================================================================

Diluted net income per common share:
  Income before operations of discontinued
    segment                                       $      .38              $     .30           $      .89       $   -----
  Loss from operations of discontinued segment         -----                   (.09)               -----           -----
------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share - diluted        $      .38              $     .21           $      .89       $   -----
========================================================================================================================

Shares used in computing earnings per common share:

  Basic                                            2,734,898              2,657,046            2,700,785       2,652,355
  Diluted                                          3,299,098              2,690,380            3,136,626       2,652,355
------------------------------------------------------------------------------------------------------------------------

                                  See Notes to Consolidated Financial Statements

                                                        CPI AEROSTRUCTURES, INC.
                                                                  AND SUBSIDIARY


                                            ONSOLIDATED STATEMENTS OF CASH FLOWS
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

=========================================================================================================================

                                  See Notes to Consolidated Financial Statements

                                                        CPI AEROSTRUCTURES, INC.
                                                                  AND SUBSIDIARY


                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.  INTERIM         The financial statements as of September 30, 2002 and for
    FINANCIAL       the nine months ended September 30, 2002 and 2001 are
    STATEMENTS      unaudited, however, in the opinion of the management of the
                    Company, these financial statements reflect all adjustments
                    (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of operations for such interim periods are not necessarily indicative of the results to be obtained for a full year.


2. COSTS AND        Costs and estimated earnings in excess of billings on
   ESTIMATED        uncompleted contracts consist of:
   EARNINGS IN
   EXCESS OF
   BILLINGS ON
   UNCOMPLETED
   CONTRACTS:

                                               September 30, 2002
                    ------------------------------------------------------------

                                           U.S.
                                        Government     Commercial        Total
                    ------------------------------------------------------------

                    Costs incurred on
                     uncompleted
                     contracts          $18,413,197    $13,017,710   $31,430,907
                    Estimated earnings    7,810,645      5,947,898    13,758,543
                    ------------------------------------------------------------

                                         26,223,842     18,965,608    45,189,450
                    Less billings to
                     date                18,063,324     16,911,280    34,974,604

                    ------------------------------------------------------------
                    Costs and
                     estimated earnings
                     in excess of
                     billings on
                     uncompleted
                     contracts          $ 8,160,518    $ 2,054,328   $10,214,846
                    ============================================================


                                               December 31, 2001
                    ------------------------------------------------------------

                                           U.S.
                                        Government     Commercial        Total
                    ------------------------------------------------------------

                    Costs incurred on
                     uncompleted
                     contracts          $7,359,234     $12,485,185   $19,844,419
                    Estimated earnings   2,040,413       6,728,158     8,768,571
                    ------------------------------------------------------------

                                         9,399,647      19,213,343    28,612,990
                    Less billings to
                     date                5,425,681      16,219,924    21,645,605

                    ------------------------------------------------------------
                    Costs and
                     estimated earnings
                     in excess of
                     billings on
                     uncompleted
                     contracts          $3,973,966     $ 2,993,419   $ 6,967,385
                    ============================================================

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


4. DISCONTINUED     On January 22, 2002, the Company announced a decision made
   OPERATIONS:      by the Board of Directors as of December 31, 2001 to close the Kolar facilities located in Ithaca, New York, and liquidate its assets through a public auction of its machinery and equipment and the private sale of its real estate. On February 21, 2002, Kolar sold a substantial portion of its machinery and equipment at an auction conducted by Daley-Hodkin Corporation at Kolar's main facility in Ithaca, New York. Proceeds from actual sales of machinery, equipment and real property approximated
                    $2,905,000 as of September 30, 2002. The disposition of
                    Kolar's operations represents a disposal of a business segment under Accounting Principles Board ("APB") Opinion
                    No. 30. Accordingly, results of the operation have been classified as discontinued, and prior periods have been restated. For business segment reporting purposes, Kolar's business results were previously classified as the "Machining" segment.

                    Net sales and income (loss) from the discontinued operations are as follows:

                    For the nine months ended September 30,   2002          2001
                    ------------------------------------------------------------

                    Net sales                               $  ---    $6,840,056
                    ============================================================

                    Pretax loss from discontinued
                     operations                             $  ---    $2,505,481
                    Income tax benefit                         ---       934,000
                    ------------------------------------------------------------
                    Net loss from discontinued operations   $  ---    $1,571,481
                    ============================================================


                    For the three months ended September 30,  2002          2001
                    ------------------------------------------------------------

                    Net sales                               $  ---    $2,624,512
                    ============================================================

                    Pretax loss from discontinued
                     operations                             $  ---    $  779,997
                    Income tax benefit                         ---       534,000
                    ------------------------------------------------------------
                    Net loss from discontinued operations   $  ---    $  245,997
                    ============================================================

                    Assets of the discontinued operations are as follows:

                    September 30, 2002
                    ------------------------------------------------------------

                    Property, plant and equipment, net                $  280,676
                    ============================================================

                                                        CPI AEROSTRUCTURES, INC.
                                                                  AND SUBSIDIARY


                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

5.  DEBT:           Debt consists of the following:

                    Note payable - bank (a)                           $2,431,571
                    Note payable - bank (b)                              259,077
                    Note payable - bank (c)                              624,484
                    Note payable - Seller (d)                          4,898,035
                    Capitalized lease obligations payable (e)            127,904
                    ------------------------------------------------------------
                                                                     $ 8,341,071
                    ============================================================

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

                    (d) In 1997, the Company acquired substantially all of the assets of Kolar Machine Inc. The acquisition was partially financed through a $4,000,000 note payable to the seller ("Seller") of Kolar Machine Inc. As amended, the note payable to Seller will mature on September 30, 2003, unless the maturity date of the bank loans is extended, in which case the note will mature 90 days after the extended maturity date of the bank loans, but not later than September 30, 2007. The note payable to the Seller bears interest at 8% per annum. The note matures on September 30, 2003. Until then, it will continue to accrue interest, which will be paid at maturity together with the principal amount, pursuant to the terms of the subordination agreement between the bank lenders and Seller. Seller is presently prohibited from receiving current payments of interest on its note. The note payable - Seller is convertible into 333,334 shares of the Company's common stock at any time prior to the maturity of the note. The note is subordinated to the notes payable - bank.

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

Critical Accounting Policies

     Revenue Recognition

We recognize revenue from our contracts over the contractual period under the percentage-of-completion (POC) method of accounting. Under the POC method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned "Costs and estimated earnings in excess of billings on uncompleted contracts." Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned "Billings in excess of costs and estimated earnings on uncompleted contracts." Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period the change becomes known. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting.

     Income Taxes

We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We record a valuation allowance that represents federal and state operating loss carryforwards for which utilization is uncertain. Management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. The valuation allowance would need to be adjusted in the event future taxable income is materially different than amounts estimated. We have recorded valuation allowances of $4,487,000 and $2,074,000 against our deferred tax assets at September 30, 2002 and December 31, 2001, respectively.

Results of Operations

Revenue. Our revenue for the nine months ended September 30, 2002 was $17,988,748 compared to $10,631,958 for the same period last year, representing an increase of $7,356,790 or 69%.

Gross profit. Gross profit for the nine months ended September 30, 2002 was $5,438,856, compared to $3,615,965 for the same period last year, an increase of $1,822,891 or 50%. Gross profit as a percentage of revenue for the nine months ended September 30, 2002 was 30% compared to 34% for the same period last year due primarily to a less profitable sales mix.

                                                        CPI AEROSTRUCTURES, INC.
                                                                  AND SUBSIDIARY




Selling, general and administrative expenses. Selling, general, and administrative expenses for the nine months ended September 30, 2002 were $1,800,641, compared to $1,145,607 for the same period last year, an increase of $655,034, or 57%. This increase is largely due to legal fees associated with the discontinuance of Kolar's operations and restructuring our existing debt. Interest expense for the nine months ended September 30, 2002 was $318,965, compared to $126,707 for the same period last year, an increase of $192,258, or 151%. The increase in interest expense results from the fact that interest for the previous year was included in Kolar's income (loss) from operations prior to discontinuance of Kolar's operations.

Income from continuing operations. Income from continuing operations for the nine months ended September 30, 2002 was $3,638,215 compared to $2,470,358 from continuing operations for the same period last year, an increase of $1,167,857, or 47%. The 2002 results include income taxes computed at an effective tax rate of 15.9% because we estimate that we will utilize $800,000 of our net operating loss carry-forward. Basic income per share was $1.03 on an average of 2,700,785 shares outstanding, compared to $.53 per share from continuing operations on an average of 2,652,355 shares outstanding for the nine months ended September 30, 2001.

Liquidity and Capital Resources

General

At September 30, 2002 we had working capital of $266,304 compared to a deficiency of $2,807,657 at December 31, 2001, an increase of $3,073,961. This increase is primarily attributable to an increase in costs and estimated earnings in excess of billings on uncompleted contracts of approximately $3,250,000.

Net cash used in operating activities for the nine months ended September 30, 2002 was $74,762. This decrease in cash was primarily the result of cash being used for new contracts of $3,247,461.

Financing Arrangements

At December 31, 2001, Kolar was in default under its debt facilities with JPMorgan Chase Bank (formerly known as Chase Manhattan Bank) and GE Capital CFE, Inc. (as assignee of Mellon Bank, N.A.) and its convertible note with Ralok, Inc. The debt was guaranteed by CPI and secured by all of CPI and Kolar's assets. In December 2001, we discontinued Kolar's operations and began the process of liquidating its assets. The proceeds from the auction of Kolar's machinery and equipment and the sale of its real estate are being used to pay a portion of the debt owed to the bank lenders. The proceeds of the sales, however, are not sufficient to provide for payment in full of all of Kolar's bank debt. In 2002, we issued an aggregate of 70,000 of our common shares to Chemical Investments, Inc. (as designee of JPMorgan Chase) and 20,000 common shares to GE Capital CFE, Inc. (as designee of Mellon Bank, N.A.) as consideration for their agreement to extend the due date of the loan and for their services in connection with amending the loan documents.

In June 2002, CPI restructured the debt with the banks and Ralok. As restructured, we currently owe the banks approximately $2,866,055 in principal amount bearing interest at the prime rate plus 3.5% per annum, with a final payment due on June 30, 2003, and $250,473 in principal amount bearing interest at the rate of 8.3% per annum, with a final payment due on September 30, 2007. Additionally, we agreed that if any portion of the loans currently held by GECapital CFE, Inc. in the principal amount of approximately $1,012,926 are not repaid or refinanced in their entirety by the dates set forth below, we would pay loan fees in the following amounts:

o    On or before September 30, 2002, a fee of $25,000;
o    on or before December 31, 2002, a fee of $50,000;
o    on or before March 31, 2003, a fee of $100,000; and
o    on or before June 30, 2003, a fee of $150,000.

We paid the $25,000 fee on September 30, 2002.

We also amended the $4,000,000 principal amount convertible promissory note held by Ralok, which bears interest at a rate of 8% per annum and which was originally due on June 30, 2002. As amended, the note will mature on September 30, 2003, unless the maturity date of the bank loans is extended, in which case

                                                        CPI AEROSTRUCTURES, INC.
                                                                  AND SUBSIDIARY




the Ralok note will mature 90 days after the extended maturity date of the bank loans, but not later than September 30, 2007. The Ralok note is secured by a security interest in all of our assets and that is subordinate to the security interest of the bank lenders. The principal amount of the note is currently convertible, at Ralok's option, into 333,334 of our common shares. Pursuant to the terms of the subordination agreement between the bank lenders and Ralok, Ralok is prohibited from receiving current payments of interest on its note. Until repaid, it will continue to accrue interest, which will be compounded monthly and paid at maturity together with the principal amount. As of November 30, 2002, there was $1,063,494 of accrued interest on the note. In November 2002, we entered into an agreement with Ralok which grants us the right to purchase the Ralok note, including all principal and accrued interest, at any time until April 30, 2003, for an aggregate purchase price of $2.7 million.

We filed a registration statement today with the Securities and Exchange Commission in connection with a proposed public offering of 1,600,000 common shares. The offering will be managed by EarlyBirdCapital, Inc. There are no selling shareholders included in this registration. We intend to use the net proceeds of the offering to repay the bank loans and purchase the Ralok note. There can be no assurance that we will raise enough proceeds in this offering to repay our debt, and if we do not, we may not be able to make additional arrangements to restructure the terms of the debt or to find replacement capital.


The registration statement filed with the Securities and Exchange Commission has not yet become effective. The securities covered by the registration statement may not be sold, nor may offers to buy such securities be accepted prior to the time the registration statement becomes effective. This Form 10-QSB/A does not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities law of any such state.

                                                        CPI AEROSTRUCTURES, INC.
                                                                  AND SUBSIDIARY



The table below summarizes information about our contractual obligations as of September 30, 2002 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.



--------------------------------------------- --------------------------------------------------------------------------------------
          Contractual Obligations                                            Payments Due By Period ($)
--------------------------------------------- ----------------- --------------------- ----------------- -------------- -------------
                                                   Total          Less than 1 year       1-3 years         4-5 years   After 5 years
--------------------------------------------- ----------------- --------------------- ----------------- -------------- -------------
Short-Term Debt                                  8,213,167         8,006,046              117,739           89,382             0
--------------------------------------------- ----------------- --------------------- ----------------- -------------- -------------
Capital Lease Obligations                          127,904           127,904                    0                0             0
--------------------------------------------- ----------------- --------------------- ----------------- -------------- -------------
Operating Leases                                         0                 0                    0                0             0
--------------------------------------------- ----------------- --------------------- ----------------- -------------- -------------
Total Contractual Cash Obligations               8,341,071         8,133,950              117,739           89,382             0
--------------------------------------------- ----------------- --------------------- ----------------- -------------- -------------

Inflation

Inflation has historically not had a material effect on our operations.

ITEM 3. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures was made under the supervision and with the participation of the Company's management, including the chief executive officer and the chief financial officer. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


Part II - Other Information

ITEM 2. Changes In Securities and Use of Proceeds

     (c) Recent Sales of Unregistered Securities

     During the three months ended September 30, 2002, the Company made the following sales of unregistered securities:



 ------------------ --------------------- --------------- --------------------- ------------------ -------------------
                                                             Consideration
                                                              Received and
                                                             Description of                            If Option,
                                                            Underwriting or                            Warrant or
                                                           Other Discounts to                         Convertible
                                                              Market Price       Exemption from     Security, Terms
                                                              Afforded to         Registration       of Exercise or
 Date of Sale        Title of Security     Number Sold         Purchasers            Claimed           Conversion
 ------------------ --------------------- --------------- --------------------- ------------------ -------------------

   09/09/02            Common Shares        1,000         Common Shares issued        4(2)                 N/A
                                                          to employees upon the
                                                          exercise of options;
                                                          $2,870 cash
                                                          consideration received
                                                          by the Company
 ------------------ --------------------- --------------- ------------------------- ---------------- -----------------------



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



                                         CPI AEROSTRUCTURES, INC.



Dated:   December 13, 2002               By:  /s/ Arthur August
                                              ------------------
                                         Arthur August
                                         Chairman and Chief Executive Officer
                                         (Principal Executive Officer)



Dated:  December 13, 2002                By:  /s/ Edward J. Fred
                                              -------------------
                                         Edward J. Fred
                                         President, Chief Financial Officer and
                                         Secretary (Principal Financial Officer)



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of CPI Aerostructures, Inc. (the "Company") on Form 10-QSB/A for the period ended September 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Dated:  December 13, 2002         /s/ Arthur August
                                  -----------------
                                  Arthur August
                                  Chairman and Chief Executive Officer
                                  (Principal Executive Officer)

Dated:  December 13, 2002         /s/ Edward J. Fred
                                  ------------------
                                  Edward J. Fred
                                  President, Chief Financial Officer and
                                  Secretary (Principal Financial Officer)

                                  CERTIFICATION
                    PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Arthur August, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of CPI Aerostructures, Inc.;

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


Dated:  December 13, 2002         /s/ Arthur August
                                  -----------------
                                  Arthur August
                                  Chairman and Chief Executive Officer
                                  (Principal Executive Officer)

                                  CERTIFICATION
                    PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Edward J. Fred, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of CPI Aerostructures, Inc.;

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


Dated:  December 13, 2002         /s/ Edward J. Fred
                                  ------------------
                                  Edward J. Fred
                                  President, Chief Financial Officer and
                                  Secretary (Principal Financial Officer)