Form 10KSB
period 2002-12-31
CPI AEROSTRUCTURES INC
filed 2003-03-31
CIK 889348

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

    For the fiscal year ended           December 31, 2002
                                   ---------------------------------------

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________ to _________________

                         Commission file number      1-11398
                                                -----------------

                            CPI AEROSTRUCTURES, INC.
                 (Name of Small Business Issuer in Its Charter)

New York                                        11-2520310
----------------------------                -------------------
(State or Other Jurisdiction                  (I.R.S. Employer
of Incorporation or Organization)            Identification No.)

200A Executive Drive, Edgewood, New York         11717
----------------------------------------        --------
(Address of Principal Executive Offices)       (Zip Code)

                                 (631) 586-5200
                                -----------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class             Name of Each Exchange on Which Registered
-------------------             -----------------------------------------
None                            None

             Securities registered under Section 12(g) of the Act:

                    Common Shares, $.001 par value per share
                    -----------------------------------------
                                (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     The issuer's revenues for its most recent fiscal year were $23,999,257.

     The aggregate market value of our common shares held by non-affiliates of the registrant on March 26, 2003 was approximately $24,864,796.

     As of March 26, 2003, the Issuer had 5,105,668 common shares, $.001 par value, outstanding.

     Transitional Small Business Disclosure Format: Yes ____ No X

                            CPI AEROSTRUCTURES, INC.
                         FORM 10-KSB ANNUAL REPORT-2002
                                TABLE OF CONTENTS

PART I                                                                      PAGE

Item 1.      Description of Business...................................        2
Item 2.      Description of Property...................................        9
Item 3.      Legal Proceedings.........................................        9
Item 4.      Submission of Matters to a Vote of Security Holders.......        9

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters..        9
Item 6.      Management's Discussion and Analysis......................       12
Item 7.      Financial Statements......................................       14
Item 8.      Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................      14

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act........       14
Item 10.     Executive Compensation....................................       17
Item 11.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters...........................       20
Item 12.     Certain Relationships and Related Transactions............       21
Item 13.     Exhibits, List and Reports on Form 8-K....................       21
Item 14.     Controls and Procedures...................................       23

Item 1. DESCRIPTION OF BUSINESS

Introduction

     CPI Aerostructures, Inc. is engaged in the contract production of structural aircraft parts principally for the United States Air Force and other branches of the U.S. armed forces. We also provide aircraft parts to the commercial sector of the aircraft industry but, due to the soft global economy, we believe that significantly weaker business prospects exist in this sector. Our strategy for growth includes de-emphasizing our commercial operations and concentrating on government and military sales. All of our revenues for 2002 and 92% of our revenues for 2001 were derived from government contract sales.

     We operate as a "mini-prime" contractor supplying structural aircraft parts under prime contracts with several branches of the U.S. Government. In that capacity, we deliver skin panels, leading edges, flight control surfaces, engine components, wing tips, cowl doors, nacelle assemblies and inlet assemblies for military aircraft such as the C-5A "Galaxy" cargo jet, the T-38 "Talon" jet trainer, the C-130 "Hercules" cargo jet, the A-10 "Thunderbolt" or "Warthog" attack jet and the E-3 "Sentry" AWACS jet. We also supply commercial aircraft products including aprons and engine mounts, which attach jet engine housings to aircraft such as the Lear 60 and Astra Galaxy business jets. Our products are sub-assemblies, a series of parts fixed together to form a larger unit that will comprise a part of a complex aerodynamic structure. In conjunction with our assembly operations, we provide engineering, technical and program management services to our customers.

     Due to budget constraints in the mid to late 1990's, the Clinton Administration closed several military installations and as a result began outsourcing many functions, including the assembly of aircraft structural component parts into subassemblies. Until then, the military had performed this function internally. The ability to manage the bidding process, subcontract production of components and assemble components into subassemblies is our core competency and the government's decision to outsource this function has resulted in increased business opportunities for us.

     CPI has 22 years experience as a prime contractor, completing over 1,100 contracts to date. Most members of our management team have held management positions at large defense contractors, including Grumman, Lockheed and Fairchild. Our technical team possesses extensive technical expertise and program management, and integration capabilities. Our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products. While the larger prime contractors compete for significant modification awards and subcontract components to other suppliers, they generally do not compete for awards for smaller modifications or spares and repair parts, even for planes for which they are the original manufacturer. We also qualify as a small business because we have less than 1,000 employees, and this allows us to compete on military awards set aside for companies with this small business status.

     While historically the majority of our contracts are valued below $200,000 we have recently competed for, and were awarded, significantly larger contracts, including an estimated $61 million award for the T-38 "Talon" jet trainer. We intend to continue to bid on these larger contracts. We believe that our improved financial condition as a result of our recent public offering and our success with the T-38 program will allow us to compete more effectively for larger awards in the future.

     CPI was incorporated under the laws of the State of New York in January 1980 under the name Composite Products International, Inc. CPI changed its name to Consortium of Precision Industries, Inc. in April 1989 and to CPI Aerostructures, Inc. in July 1992.

     Our principal office is located at 200A Executive Drive, Edgewood, New York 11717 and our telephone number is (631) 586-5200.

Discontinued Operations

     In 1997, in an effort to diversify our business, we acquired Kolar Machine, Inc., a manufacturer of precision machined parts for the electronics industry.

As a result of the downturn in the electronic manufacturing sector, we terminated Kolar's operations in December 2001, closed its Ithaca facility and liquidated most of its assets through an auction in February 2002. As a result of our decision to close the Kolar facilities and liquidate its assets, Kolar's operations have been classified as "discontinued."

Public Offering

     On February 19, 2003, we consummated a public offering of 2,300,000 of our common shares at a price of $4.00 per share raising gross proceeds of $9,200,000. We used approximately $2.4 million of the net proceeds to repay bank loans and $2.7 million to repurchase a promissory note held by a third party in the principal and accrued interest amount of $5.1 million. The remaining approximately $2.6 million of net proceeds will be used for working capital.

Significant Contracts

     The ongoing maintenance of existing aircraft by the U.S. Air Force is the primary driver of our growth in both the number of contracts and the size of awards. Our contracts with the Air Force accounted for substantially all of our revenue for 2001 and 2002. In most cases we supply structural aircraft parts for aircraft that is no longer being manufactured but have long flying lives ahead of them and need to be maintained. CPI has been awarded contracts within these maintenance programs on the C-5A, T-38 and E-3 aircraft. The following are current Department of Defense (DOD) budget amounts for 2003 program spending on these aircraft:

         Aircraft                2003 Program Spending*
         ------------           -----------------------
         C-5A                    $363,803,000
         T-38                    $168,112,000
         E-3                     $29,478,000


         * Source:  Department of Defense

     The C-5A "Galaxy" cargo jet is one of the largest aircraft in the world and can carry a maximum cargo load of 270,000 pounds. Lockheed delivered the first C-5A in 1970. The C-5A Galaxy carries fully equipped combat-ready military units to any point in the world on short notice and then provides field support to sustain the fighting force. The Air Force has created a comprehensive program to ensure the capabilities of its C-5A fleet until 2040. We are one of the leading suppliers of structural spare parts and assemblies for the C-5A aircraft. We assemble numerous C-5A parts, including panels, slats, spoilers and wing-tips and are the only supplier of C-5A wing-tips to the U.S. government. Like the C-5A itself, the wing-tip is a large structure and is expensive -- up to $750,000 for each replacement piece. Our first C-5A contract was $589,908 of structural spares and was awarded in 1995. Since then we have received awards aggregating approximately $39.5 million. C-5A contracts accounted for 50.3% of our revenues for 2002.

     The T-38 "Talon" is a twin-engine, high-altitude, supersonic jet primarily used for pilot training that first flew in 1959. More than 1,100 were delivered to the Air Force between 1961 and 1972, when production ended. There are approximately 500 T-38's in active service with the Air Force which has a program designed to extend the structural life of the T-38 until 2020. In 2001, we were awarded a ten-year contract to build the structural inlets for the T-38 Propulsion Modification Program. The T-38 contract is the largest in our history, worth an estimated $61 million over the life of the program. The length and size of this program allow us to develop a long-term backlog and establish ourselves as a successful prime contractor for larger and longer term programs. The T-38 contract accounted for 29.5% of our revenues for 2002.

     The E-3 "Sentry" is an airborne warning and control systems (AWACS) aircraft that provides all-weather surveillance, command, control and communications to the U.S., NATO and other allied air defense forces. The E-3 is used primarily by the United States and NATO to detect, identify and track airborne enemy forces. It is the premier air battle command and control aircraft in the world today. Boeing delivered the first E-3 in 1977 and there are approximately 30 E-3 aircraft in active service with the U.S. Air Force. We currently have contract awards on the E-3 aggregating approximately $4.9 million. We make nose cowlings, skin panels and pan, rod, brace and seal assemblies for the E-3. E-3 contracts accounted for 6.4% of our revenues for 2002.

Sales and Marketing

     We obtain all of our military contracts for our products and services through the process of competitive bidding. While historically the majority of our contracts have been valued below $200,000, we have successfully competed for and have been awarded significantly larger contracts. Our average sales cycle, which generally commences at the time a prospective customer issues a request for proposal and ends upon execution of a contract with the customer, typically ranges from six months to one year. Our military customers have included Defense Supply Center Richmond, Wright-Patterson Air Force Base (AFB), Warner Robins AFB, Tinker AFB, NAVICP, Hill AFB, U.S. Army, and Redstone. Our commercial customers have included Boeing, B.F. Goodrich (Rohr), Northrop Grumman, Lockheed Martin, Nordam, Shinmaywa, and Derco.

     We use third party service providers to help locate small government contracts that are regularly posted by the various defense logistic agencies. The service providers screen contracts according to the criteria set by us and forward matching contracts to us. We then view the relevant contracts directly on government websites and select contracts on which we will bid based on how well they fit our core competency. We generally bid on 40 to 50 contracts per week. Over the past three years, we have been awarded approximately 10% of the contracts on which we have bid.

     We qualify for small business status because we have fewer than 1,000 employees. The military's Fiscal Year 2002 program goals for small business prime contracting were 23%, with 40% for subcontracting. During 2002, approximately 20% of the value of our current contracts were awarded to us under this program.

     The U.S. Air Force operates three Air Logistics Centers (ALC) through which it purchases all structural replacement and modification parts. Each ALC is located on a domestic Air Force base and is responsible for the repair and modification of different aircraft. Parts worn out in the normal course of operation and discarded instead of repaired are ordered through the centralized Defense Supply Center Richmond (DSCR). We use on-site consultants at each ALC and the DSCR to help in the procurement process; they are important as relationship managers and typically have previous experience on the procurement side. The consultants provide feed back and are our on-site eyes and ears notifying us of large contracts that might be on the horizon. Additionally, we have agreements with a number of sales representatives to market our products to a broader base of customers.

The Market

     During most of the 1990's, defense spending was basically flat or experienced a slight decline. In contrast, the defense budget in the current decade has been increasing. The 2001 budget proposal for the Department of Defense was for $277.5 billion, with actual outlays of $296.3 billion. The 2002 proposal was for $310.5 billion, which was amended and increased by $18.4 billion to bring the total 2002 Department of Defense budget to $328.9 billion. The Bush Administration's 2003 budget proposal is $369 billion. Of the various branches of the military, the Air Force budget would rise the most in 2003, by 12.7%, to $107 billion. According to DoD budget documents, U.S. defense spending is projected to increase steadily in the next five years, eventually reaching $451.4 billion in 2007.

     The amount spent by the U.S. Air Force for aircraft procurement was approximately $9.9 billion in 2001 and $10.493 billion in 2002. The Air Force is estimating it will spend over $12.067 billion for aircraft procurement in 2003. Procurement includes the acquisition of new aircraft, aircraft modification programs, and spending on spare and repair parts. Extensive modification programs are being implemented to increase the service life of aircraft, as some are no longer being newly manufactured. As aging aircraft are being maintained, support for aging aircraft, including spare parts and assemblies, is also required. The chart below breaks down the $12.067 billion estimated to be spent by the U.S. Air Force in 2003 for aircraft modification programs, spare and repair parts, support and procurement of new aircraft.

                  Air Force Procurement Budget ($ in Millions)*
               --------------------------------------------------
                Aircraft:                             9267.4
                Modification of Inservice Aircraft:   1776.6
                Support:                               747.4
                Spare and Repair Parts:                276.0

                *Source: Department of Defense


Backlog

     We produce custom sub-assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Congress often appropriates funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our backlog as of December 31, 2001 and December 31, 2002, is as follows:

Backlog                   December 31, 2001       December 31, 2002
------------------------  ----------------------- ----------------------
------------------------  ----------------------- ----------------------
Funded                    12,904,661              19,172,232
Unfunded                  57,043,935              51,672,791
------------------------  ----------------------- ----------------------
------------------------  ----------------------- ----------------------
Total                     69,948,596              70,735,023

     Of the total amount of our backlog at December 31, 2002, approximately 97% was attributable to military contracts. Approximately $16.8 million (88%) of the funded backlog at December 31, 2002 is scheduled for delivery during 2003.

Material and Parts

     We subcontract production of substantially all component parts incorporated into our products to third party manufacturers under firm fixed price orders. Our decision to purchase certain components generally is based upon whether the components are available to meet required specifications and at a cost and delivery consistent with customer requirements. From time to time, we are required to purchase custom made parts from sole suppliers and manufacturers in order to meet specific customer requirements. To date, we have not experienced material delays in connection with obtaining custom parts and we believe that the loss of any single supplier or manufacturer would not have a material adverse effect on our business.

     We obtain our raw materials from several commercial sources. Although certain items are only available from limited sources of supply, we believe that the loss of any single supplier would not have a materially adverse effect on our business.

Competition

     The markets for our products are highly competitive. We compete with numerous larger, well-established prime contractors engaged in the supply of aircraft parts and assemblies to the military, including Grumman, Lockheed, Boeing, Nordam, and Vaught. All of these competitors possess significantly larger infrastructures, greater resources, and the capabilities to respond to much larger contracts. We also compete against smaller contractors such as Aerocomponents, Aerospace Engineering and Support, GSE Dynamics, Honeycomb Company of America, Alton Iron Works, B&B Devices, and Precision Manufacturing.

     CPI has 22 years experience as a prime contractor, completing over 1,100 contracts to date. Most members of our management team have held management positions at large defense contractors, including Grumman, Lockheed and Fairchild. Our technical team possesses extensive technical expertise and program management and integration capabilities. Our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products. While the larger prime contractors compete for significant modification awards and subcontract components to other suppliers, they generally do not compete for awards in smaller modifications, spares and repair parts, even for planes for which they are the original manufacturer. We believe we compete effectively against the smaller competitors because our smaller competitors generally do not have the expertise we have in responding to RFPs for government contracts.

     We qualify as a small business because we have fewer than 1,000 employees. The military's Fiscal Year 2002 program goal for small business prime contracting was 23%, with 40% for subcontracting. During 2002, approximately 20% of the value of our current contracts were awarded under this program.

Government Regulation

     Environmental Regulation

     We are subject to regulations administered by the United States Environmental Protection Agency, the Occupational Safety and Health Administration, various state agencies and county and local authorities acting in cooperation with Federal and state authorities. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use and release of certain hazardous chemicals and substances. The extensive regulatory framework imposes compliance burdens and risks on us. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose civil and criminal fines in the case of violations.

     The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) imposes strict, joint and several liability on the present and former owners and operators of facilities that release hazardous substances into the environment. The Resource Conservation and Recovery Act of 1976 (RCRA) regulates the generation, transportation, treatment, storage and disposal of hazardous waste. In New York, the handling, storage and disposal of hazardous substances is governed by the Environmental Conservation Law, which contains the New York counterparts of CERCLA and RCRA. In addition, the Occupational Safety and Health Act, which requires employers to provide a place of employment that is free from recognized and preventable hazards that are likely to cause serious physical harm to employees, obligates employers to provide notice to employees regarding the presence of hazardous chemicals and to train employees in the use of such substances.

     Our operations require the use of a limited amount of chemicals and other materials for painting and cleaning, including solvents and thinners, that are classified under applicable laws as hazardous chemicals and substances. We have obtained a permit from the Town of Islip, New York, Building Division in order to maintain a paint booth containing flammable liquids.

     Federal Aviation Administration Regulation

     We are subject to regulation by the Federal Aviation Administration under the provisions of the Federal Aviation Act of 1958, as amended. The FAA prescribes standards and licensing requirements for aircraft and aircraft components. We are subject to inspections by the FAA and may be subjected to fines and other penalties (including orders to cease production) for noncompliance with FAA regulations. Our failure to comply with applicable regulations could result in the termination or our disqualification from some of our contracts, which could have a material adverse effect on our operations.

     Government Contract Compliance

     Our government contracts are subject to the procurement rules and regulations of the United States government. Many of the contract terms are dictated by these rules and regulations. During and after the fulfillment of a government contract, we may be audited in respect of the direct and allocated indirect costs attributed thereto. These audits may result in adjustments to our contract costs. Additionally, we may be subject to U.S. government inquires and investigations because of our participation in government procurement. Any inquiry or investigation can result in fines or limitations on our ability to continue to bid for government contracts and fulfill existing contracts.

     We believe that we are in substantial compliance with all federal, state and local laws and regulations governing our operations and have obtained all material licenses and permits required for the operations of our business.

Insurance

     We maintain a $2 million general liability insurance policy, a $10 million products liability insurance policy, and a $5 million umbrella liability insurance policy. We believe this coverage is adequate for the types of products presently marketed because of the strict inspection standards imposed on us by our customers before they take possession of our products. Additionally, the Federal Acquisition Regulations generally provide that we will not be held liable for any loss of or damage to property of the government that occurs after the government accepts delivery of our products and that results from any defects or deficiencies in our products unless the liability results from willful misconduct or lack of good faith on the part of our managerial personnel.

Proprietary Information

     None of our current assembly processes or products are protected by patents. We rely on proprietary know-how and confidential information and employ various methods to protect the processes, concepts, ideas and documentation associated with our products. These methods, however, may not afford complete protection and there can be no assurance that others will not independently develop such processes, concepts, ideas and documentation.

Employees

     As of March 28, 2003, CPI had 47 full-time employees.

     We employ temporary personnel with specialized disciplines on an as-needed basis. None of our employees is a member of a union. We believe that our relations with our employees are good.

Item 2.  DESCRIPTION OF PROPERTY

     CPI Aerostructures' executive offices and production facilities are situated in an approximate 40,000 square foot building located at 200A Executive Drive, Edgewood, New York 11717. CPI Aerostructures occupies this facility under a five year lease which commenced in August 2002. The current monthly base rent is $21,943, plus common area costs. We believe that our facilities are adequate for our current needs.

     Our wholly-owned subsidiary, Kolar, Inc., closed all its facilities located in Ithaca, New York. Kolar has sold one of its three properties and is currently in the process of selling the remaining property.

Item 3.  LEGAL PROCEEDINGS

     None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     None


                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our common shares are listed on the American Stock Exchange under the symbol CVU. The following tables set forth for 2001 and 2002, the high and low sales prices of our common shares for the periods indicated, as reported by AMEX.

-------------------------------- --------------- -------------------------
Period                            High             Low
------                            ----             ---
2001
----
Quarter Ended March 31, 2001      $3.93            $1.80
Quarter Ended June 30, 2001       $3.15            $1.65
Quarter Ended September 30, 2001  $1.70            $1.15
Quarter Ended December 31, 2001   $2.19            $1.20
-----
2002
-----
Quarter Ended March 31, 2002      $1.85            $1.40
Quarter Ended June 30, 2002       $8.46            $1.45
Quarter Ended September 30, 2002  $7.75            $4.08
Quarter Ended December 31, 2002   $8.20            $3.85
-------------------------------- --------------- ---------------------------


     On March 26, 2003, the closing sale price for our common shares on the AMEX was $6.35. On March 26, 2003, there were 130 holders of record of our common shares and, we believe, over 2,200 beneficial owners of our common shares.

Dividend Policy

     To date, we have not paid any dividends on our common shares. Any payment of dividends in the future is within the discretion of our board of directors and will depend on our earnings, if any, our capital requirements and financial condition and other relevant factors. Our board of directors does not intend to declare any cash or other dividends in the foreseeable future, but intends instead to retain earnings, if any, for use in our business operations.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

     We made the following sales of unregistered securities from January 1, 2002 through December 31, 2002:

 ------------------ --------------------- --------------- --------------------- ------------------ -------------------

                                                             Consideration
                                                              Received and
                                                             Description of                            If Option,
                                                            Underwriting or                            Warrant or
                                                           Other Discounts to                         Convertible
                                                              Market Price       Exemption from     Security, Terms
                                                              Afforded to         Registration       of Exercise or
 Date of Sale        Title of Security     Number Sold         Purchasers            Claimed           Conversion
 ------------------ --------------------- --------------- --------------------- ------------------ -------------------
 ------------------ --------------------- --------------- --------------------- ------------------ -------------------
  2/1/02-6/18/02
                       Common Shares                      Options granted to          4(2)         Fully exercisable
                                                          employees and                            upon the date of
                                                          directors pursuant                       grant for five or
                                                          to the Performance                       ten years at
                                                          Equity Plan 2000                         exercise prices
                                                          and 1998 Stock                           ranging from
                                                          Option Plan;  no                         $1.65 to $6.35
                                                          cash consideration
                                                          received by us
 ------------------ --------------------- --------------- --------------------- ------------------ -------------------
 ------------------ --------------------- --------------- --------------------- ------------------ -------------------
      2/1/02
                       Common Shares          5,000       Non-Plan Option             4(2)         Fully exercisable
                                                          issued to                                upon the date of
                                                          consultant to                            grant until
                                                          purchase common                          February 1, 2007
                                                          shares;  no cash
                                                          consideration
                                                          received by us
 ------------------ --------------------- --------------- --------------------- ------------------ -------------------
 ------------------ --------------------- --------------- --------------------- ------------------ -------------------
     4/18/02-
      1/22/03          Common Shares          90,000      Common  Shares              4(2)                N/A
                                                          issued to banks in
                                                          consideration of
                                                          extending due date
                                                          of loan and
                                                          services;  no cash
                                                          consideration
                                                          received by us
 ------------------ --------------------- --------------- --------------------- ------------------ -------------------
 ------------------ --------------------- --------------- --------------------- ------------------ -------------------
     5/21/02-
     11/11/02          Common Shares          51,833      Common  Shares              4(2)                N/A
                                                          issued to employees
                                                          upon the  exercise
                                                          of  options;
                                                          $180,872 cash
                                                          consideration
                                                          received by us
 ------------------ --------------------- --------------- --------------------- ------------------ -------------------
 ------------------ --------------------- --------------- --------------------- ------------------ -------------------

 ------------------ --------------------- --------------- --------------------- ------------------ -------------------
 ------------------ --------------------- --------------- --------------------- ------------------ -------------------
     6/03/02-
      6/24/02          Common Shares          6,790       Common  Shares              4(2)                N/A
                                                          issued to
                                                          consultants upon
                                                          the cashless
                                                          exercise of
                                                          warrants;  no cash
                                                          consideration
                                                          received by us
 ------------------ --------------------- --------------- --------------------- ------------------ -------------------
 ------------------ --------------------- --------------- --------------------- ------------------ -------------------

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-Looking Statements

     When used in this Form 10-KSB and in future filings by us with the Commission, the words or phrases "will likely result," "management expects" or "we expect," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. As such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in "Item 1: Business," "Item 6: Management's Discussion and analysis of financial Condition and Results of Operations" and in "Exhibit 99: Risk Factors" included in this Form 10-KSB. We have no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

     You should read the financial information set forth below in conjunction with our financial statements and notes. Except as otherwise indicated, the following discussion does not include the results of operations of Kolar, Inc., which have been reclassified as discontinued operations.

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

     Income Taxes

     We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We record a valuation allowance that represents federal and state operating loss carryforwards for which utilization is uncertain. Management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. The valuation allowance would need to be adjusted in the event future taxable income is materially different than amounts estimated. We have recorded valuation allowances of $3,810,000 and $2,074,000 against our deferred tax assets at December 31, 2002 and December 31, 2001, respectively.

Results of Operations

     Year Ended December 31, 2002 as Compared to the Year Ended December 31,
     2001

     Revenue. Our revenue for the year ended December 31, 2002 was $23,999,257 compared to $15,024,027 for last year, representing an increase of $8,975,230 or 60%, which was due to our receipt of more contract awards in 2002.

     Gross profit. Gross profit for the year ended December 31, 2002 was $7,701,352, compared to $4,068,763 for last year, an increase of $3,632,589 or 89%. Gross profit as a percentage of revenue for the year ended December 31, 2002 was 32% compared to 27% for the same period last year, due primarily to a more profitable sales mix.

     Selling, general and administrative expenses. Selling, general, and administrative expenses for the year ended December 31, 2002 were $2,691,632, compared to $1,479,421 for last year, an increase of $1,212,211, or 82%. This increase is largely due to legal fees associated with the discontinuance of Kolar's operations and restructuring our existing debt. Interest expense for the year ended December 31, 2002 was $510,329, compared to $155,825 for last year, an increase of $354,504, or 228%. The increase in interest expense results from the fact that interest for the previous year was included in Kolar's income
(loss) from operations prior to discontinuance of Kolar's operations.

     Income from continuing operations. Income from continuing operations for the year ended December 31, 2002 was $4,444,624 compared to $2,431,897 from continuing operations for last year, an increase of $2,012,727 or 83%. The 2002 results include income taxes computed at an effective tax rate of 2.7% because we utilized $1,300,000 of our net operating loss carryforward. Basic income per share was $1.63 on an average of 2,721,522 shares outstanding, compared to $0.92 per share from continuing operations on an average of 2,653,538 shares outstanding for the year ended December 31, 2001.


Liquidity and Capital Resources

     General

     At December 31, 2002 we had working capital of $1,975,574 compared to a deficiency of $2,807,657 at December 31, 2001, an increase of $4,783,231. This increase is primarily attributable to an increase in costs and estimated earnings in excess of billings on uncompleted contracts of approximately $4,415,000.

     Net cash provided by operating activities for the year ended December 31, 2002 was $209,108. This increase in cash was primarily the result of cash being used for new contracts of $4,415,000.

     On a rolling basis, there is a portion of our "costs and estimated earnings in excess of billings on uncompleted contracts" that we do not expect to be able to collect within the next year. The amount not expected to be collected within one year was approximately $1,203,000 at December 31, 2001 and approximately $1,808,000 at December 31, 2002. These amounts relate to the start up expenses incurred in 1989 and 1990, in the early stages of our one remaining commercial contract. As we near the completion of this contract, we will bill and collect more than our expenses. Thus, we anticipate that the amount not expected to be collected within one year will continue to decrease through the completion of this contract, now estimated to be late 2004 or early 2005.

     Public Offering

     On February 19, 2003, we consummated a public offering of 2,300,000 of our common shares at a price of $4.00 per share raising gross proceeds of $9,200,000. We used approximately $2.4 million of the net proceeds to repay bank loans and $2.7 million to repurchase a promissory note held by a third party in the principal and accrued interest amount of $5.1 million. The remaining approximately $2.6 million of net proceeds will be used for working capital. This leaves us with no material bank debt. We believe our resources will be sufficient to meet our current working capital needs for at least the next 12 months. We intend to obtain a credit line then for working capital, although we have no agreements currently in place for such credit line.

     Contractual Obligations

     The table below summarizes information about our contractual obligations as of December 31, 2002 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

----------------------------------------- --------------------------------------------------------------------------------------
Contractual Obligations                                                Payments Due By Period ($)
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
                                                Total       Less than 1 year    1-3 years        4-5 years       After 5 years
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
Short-Term Debt                               7,915,606*        7,915,606        -0-                 -0-            -0-
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
Capital Lease Obligations                      148,746            108,554         20,096          20,096            -0-
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
Operating Leases                                 -0-               -0-           -0-                 -0-            -0-
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
Employment Agreement Compensation**           1,215,322           495,100        720,222             -0-            -0-
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
Total Contractual Cash Obligations            9,279,674         8,519,260        740,318          20,096            -0-

----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------

* On February 19, 2003, we repaid this debt with the proceeds from our public offering.

** The employment agreements provide for bonus payments that are excluded from these amounts.

     Inflation

     Inflation has historically not had a material effect on our operations.

Item 7.  FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS

(a)  Financial Statements

     This information appears following Item 14 of this Report and is incorporated herein by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Our directors and executive officers are as follows:

Name                    Age             Position
----------------------  ----            ----------------------------------

Arthur August            67             Chairman of the Board of Directors
                                        and Director

Edward J. Fred (1)       44             Chief Executive Officer, President,
                                        acting Chief Financial Officer,
                                        Secretary and Director

Walter Paulick (1)(2)    56             Director

Kenneth McSweeney (1)(2) 71             Director

A. C. Providenti (2)     65             Director

Key Employee
------------

Frank Funicelli          60             Vice President of Business Development

(1) Member of compensation committee.

(2) Member of audit committee.

     Arthur August, one of our founders, has been the chairman of the board and a director since January 1980 and was our president until December 31, 2001 and our chief executive officer until December 31, 2002. From 1956 to 1979, Mr. August was employed by Grumman Corporation where he last held the position of deputy director. Mr. August holds a certificate in Aeronautical Design from the Academy of Aeronautics, a Bachelor of Science degree in Industrial Management from C. W. Post College, a Masters degree in Engineering from New York University and is a graduate of the Program for Management Development at the Harvard Graduate School of Business.

     Edward J. Fred has been an officer since February 1995. He was our controller from February 1995 to April 1998, when he was appointed chief financial officer. He was executive vice president from May 1, 2000 until December 31, 2001 and was appointed to the position of president on January 1, 2002 and to the position of chief executive officer on January 1, 2003. He has also been our secretary and a director since January 1999. For approximately ten years prior to joining our company, Mr. Fred served in various positions for the international division of Grumman, where he last held the position of controller. Mr. Fred holds a Bachelor of Business Administration in Accounting from Dowling College and an Executive MBA from Hofstra University.

     Walter Paulick has been a director since April 1992. Mr. Paulick is currently a self-employed financial consultant. From 1982 to November 1992, Mr. Paulick was a vice president of Parr Development Company, Inc., a real estate development company. From 1980 to 1982, Mr. Paulick was employed by Key Bank, where he last held the position of vice president. From 1971 to 1980, Mr. Paulick was a vice president of National Westminster U.S.A. Mr. Paulick holds an associate degree in Applied Science from Suffolk Community College and Bachelor of Business Administration from Dowling College.

     Kenneth McSweeney has been a director since February 1998. Mr. McSweeney has been an independent consultant to the aerospace industry since January 1995. From 1961 to 1995, Mr. McSweeney served in various management positions for Grumman, most recently as the vice president of its Aerostructures Division and a director of business development for the Mideast and gulf coast region. Mr. McSweeney has extensive experience in aerostructures and logistics support products and is a licensed professional engineer in New York State. He holds Bachelor and Master of Science Degrees in Electrical Engineering from the Polytechnic Institute of Brooklyn and a Masters Degree in Business Management from CW Post College. He also completed the Executive Development Program at the Cornell School of Business and Public Administration.

     A. C. Providenti became a director and a member and chairman of our audit committee in February 2003, upon consummation of our public offering. Since 1984, Mr. Providenti has served as president of A.C. Providenti & Associates, Ltd., a consulting and strategic advisory firm. From 1977 to 1984, Mr. Providenti served as senior vice president for finance and administration and as an executive committee member for Northville Industries Corp., a multinational petroleum storage, trading and distribution company. From 1970 to 1977, he served as chairman and president of Total Resources, Inc., a publicly traded company initially involved in the manufacture and distribution of "unit of use" and "unit of dose" systems for prescription drugs, which evolved into a regional petroleum storage and distribution company. Mr. Providenti holds a Bachelor's degree in Accounting from St. Francis College and a Masters of Business Administration from Fordham University.

     Frank Funicelli has been with us since March 1988 and became our Vice President of Business Development in August 2001. Prior to joining CPI, he spent 11 years at Fairchild Republic Company where he served as Chief Industrial Engineer, Manufacturing Engineering Manager and Director of Program Planning and Control. From 1966 to 1977 he was with Grumman Aerospace where he served as Industrial Engineer, Manager of Manufacturing Planning and Control and Program Planning and Resource Control Manager. Mr. Funicelli holds a Bachelor of Science degree in Industrial Engineering from Pratt Institute and a Master of Science in Management Engineering from C.W. Post College.

     Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors (Class I), consisting of Kenneth McSweeney, will expire at our annual meeting in 2005. The term of office of the second class of directors (Class II), consisting of Walter Paulick, will expire at our annual meeting in 2003. The term of office of the third class of directors (Class III), consisting of Arthur August and Edward J. Fred, will expire at our annual meeting in 2004. We will propose that Mr. Providenti be placed in Class I at our Annual Meeting of Shareholders in 2003.

     EarlyBirdCapital, Inc., the underwriter of our February 2003 public offering, has the right to designate one person to serve on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on the our copies of such forms received or written representations from certain reporting persons that no Form 5's were required for those persons, we believe that, during the fiscal year ended December 31, 2002, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that Kenneth McSweeney, a director of the Company, filed two Form 4s late, which Form 4s reported a total of two transactions.

Item 10. EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to us during the fiscal years ended December 31, 2002, 2001 and 2000, by our chief executive officer and our other executive officers whose total compensation exceeded $100,000.

------------------------- ------------------- ------------------- -------------------- -------------------------
Name/Position                    Year               Salary               Bonus          Long-Term Compensation
-------------                    ----               ------               -----          Securities Underlying
                                                                                        Options/SARs(#)
                                                                                        ----------------------
Arthur August                    2002              $317,237              $180,660                 85,000
Chairman                         2001              $303,180                 -0-                  100,000
                                 2000              $307,854               $82,000                200,000

Edward J. Fred                   2002              $209,287               $90,330                100,000
Chief Executive                  2001              $139,256                 -0-                  100,000
Officer, President               2000              $149,728               $59,000                125,000
and acting Chief
Financial Officer

Timothy Stone(1)                 2002              $140,971                 -0-                     -0-
                                 2001              $120,016                 -0-                     -0-
------------------------- ------------------- ------------------- -------------------- -------------------------

(1) Mr. Stone is now overseeing the liquidation of Kolar's assets and is no longer deemed an executive officer of our company.

Option Grants in 2002

                         ----------------------------    ------------------------------  -----------------   ----------------
                         Number of Securities            Percent of Options Granted      Exercise Price       Expiration Date
                         Underlying Options Granted(#)   to Employees in Fiscal Year(1)
-------------------      -----------------------------   ------------------------------  -----------------    ----------------
                                                                                                    ($/SH)
Arthur August                      85,000                         27.9%                       $6.35                  06/12
Edward J. Fred                    100,000                         32.8%                       $6.35                  06/12
------------------      ------------------------------   ------------------------------  -----------------    ----------------

(1) We granted a total of 305,000 options to employees in the fiscal year ended December 31, 2002.

Aggregated Option Exercises and Option Values

                                                  Number of Securities      Value of Unexercised
                                                Underlying Unexercised     In-The-Money Options
                                                  Options Exercisable/       ($) Exercisable/
                   Shares Acquired   Value        Unexercisable at             Unexersibale
Name                on Exercise     Realized      December 31, 2002        At December 31, 2002
--------------     ---------------  --------    ---------------------     -----------------------
Arthur August         -0-              -0-       533,334/0                  $867,150/0
Edward J. Fred        -0-              -0-       398,334/0                  $658,450/0
Timothy Stone         -0-              -0-       0/0                        $0/0

Employment Agreements

         Mr. August serves as the chairman of our board and Mr. Fred serves as our chief executive officer, president, acting chief financial officer and secretary. Mr. August's employment agreement expires on December 31, 2004 and Mr. Fred's expires on December 31, 2005. Mr. August's annual base salary is currently $100,000. Mr. August is required to devote only such time to our business as he, in his sole discretion, deems necessary. Mr. Fred's annual base salary is currently $216,000 and will increase by 8% each January 1st during the contract term. In addition to the base salary, Mr. August will receive a bonus equal to 4% of our net income for the year ended December 31, 2002; 3% for the year ending December 31, 2003; and 2% for the year ending December 31, 2004. Mr. Fred will receive a bonus equal to 2% of our net income for the year ended December 31, 2002; 3% for the year ending December 31, 2003; and 4% for the years ending December 31, 2004 and 2005. Pursuant to the terms of Messrs. August's and Fred's employment agreements, if a change of control (as such term is defined in the agreements) occurs prior to a termination by CPI without "cause" or by the employee for "good reason" (as such terms are defined in the agreements), we must pay the employee a lump sum equal to three times the total compensation (including salary and bonus) earned by him during the last full calendar year of their employment.

         Mr. August agreed that he would not compete with us during the term of his employment with us and for a period of five years thereafter. As consideration for his agreement not to compete with us for an extended period of time, we agreed to pay Mr. August $300,000 in five, equal annual installments of $60,000 commencing on the date of termination. Mr. Fred agreed not to compete with us during the term of his employment and for two years thereafter.

         Timothy Stone was appointed president of Kolar on July 10, 2000. Pursuant to an employment agreement, which expires on April 30, 2003, Mr. Stone receives an annual salary of $132,300. Mr. Stone is now overseeing the liquidation of Kolar's assets.

Compensation Arrangements for Directors

         We have created a compensation program for our non-employee directors. Under this program, each such director will receive an annual cash fee of $5,000 (payable quarterly) and be granted options to purchase 5,000 common shares (on April 1st of each year) under an existing option plan. Additionally, the chairman of the audit committee will be paid an additional annual cash fee of $20,000 (payable quarterly) and be granted an additional 15,000 options. Our directors will continue to be reimbursed for the reasonable expenses they incur in attending meetings.

Employee Benefit Plans

         In October 2000, we adopted the Greit Plan for the purpose of offering senior management a deferred compensation death benefit plan that would provide a tax-free benefit for senior management and which would be tax-neutral to us. Pursuant to the plan, we made a non-interest bearing loan to Arthur August in the amount of $150,000, which Mr. August used to purchase a Greit Plan. This plan has since been terminated and the surrender value of the Greit Plan has been returned to Mr. August. Mr. August has placed the proceeds from the surrender value in an annuity in our name, which will appreciate to at least $150,000 by September 2011 in order to repay the loan made to him. Mr. August also assigned to us an insurance policy on his life in the amount of $150,000 and agreed to maintain it until the date upon which the annuity matures. Accordingly, the loan to Mr. August will be repaid upon the maturity date of the annuity or upon the death of Mr. August, whichever occurs first.

Stock Options

         Performance Equity Plan 2000

         The Performance Equity Plan 2000 authorizes the grant of 830,000 stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options, and other stock based awards of which options to purchase an aggregate of 715,000 common shares have been granted, at exercise prices ranging from $1.20 to $6.35 per share. As of March 28, 2003, options to purchase 115,000 additional common shares remain available for grant.

         1998 Performance Equity Plan

         The 1998 Performance Equity Plan authorizes the grant of 463,334 stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options, and other stock based awards of which options to purchase an aggregate of 431,002 common shares have been granted, at exercise prices ranging from $2.53 to $6.90 per share. As of March 28, 2003, options to purchase 2,332 additional common shares remain available for grant.

         1995 Stock Option Plan

         The 1995 Employee Stock Option Plan authorizes the grant of 200,000 stock options and stock appreciation rights of which options to purchase an aggregate of 6,334 common shares have been granted, at exercise prices ranging from $2.53 to $6.27 per share. As of March 28, 2003, options to purchase 158,810 additional common shares remain available for grant.

         1992 Employee Stock Option Plan

         The 1992 Employee Stock Option Plan authorized the grant of 83,334 options, of which options to purchase 41,668 shares are outstanding at exercise prices ranging from $2.59 to $6.27 per share. No more shares may be granted under this plan.

         Other Options

         In April 1998, we issued warrants to purchase 33,334 common shares to designees of Ladenburg Capital Management Inc. as compensation for certain consulting services. The remaining unexercised warrants entitle the holders to purchase 17,088 common shares at an exercise price of $4.50 through March 2003.

         On December 31, 1999 and February 1, 2002, we granted to John Aneralla, the stepson of Arthur August, five year non-plan options to purchase 15,000 and 5,000 common shares, respectively, as compensation for consulting services. The exercise prices of the options are $2.53 and $1.65, respectively, the fair market value of our common shares on the date of grant of the options.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The table and accompanying footnotes set forth certain information as of March 28, 2003, with respect to the ownership of our common shares by: o each person or group who beneficially owns more than 5% of our common shares, o each of our directors, o our chief executive officer and our other executive officers whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2002, and o all of our directors and executive officers as a group. A person is deemed to be the beneficial owner of securities that can be acquired by the person within 60 days from the record date upon the exercise of warrants or options. Accordingly, common shares issuable upon exercise of options and warrants that are currently exercisable or exercisable within 60 days of March 28, 2003 have been included in the table with respect to the beneficial ownership of the person owning the options or warrants, but not with respect to any other persons.

Name and Address              Shares
Of Beneficial Owner           Beneficially Owned(1)      Percent of Class
-------------------           --------------------      ------------------

Arthur August(3)              841,518(4)                          14.9%

Edward J. Fred(3)             403,434(5)                           7.3%

Walter Paulick(3)             10,000(6)                            *

Kenneth McSweeney(3)          13,334(7)                            *

A. C. Providenti(3)                0(8)                            *

Crescendo Partners II,
L.P. Series L(3)             873,334(9)                           17.1%

All directors and          1,268,286(10)                          20.9%
executive officers as a
group (four persons)
----------------------------------------
*        Less than 1%.

(1) Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them, subject to community property laws, where applicable.

(2) There are 5,105,668 shares currently issued and outstanding. Each person beneficially owns a percentage of our outstanding common shares equal to a fraction, the numerator of which is the number of common shares held by such person plus the number of common shares that he can acquire within 60 days of March 28, 2003 upon the exercise or conversion of options, warrants or convertible securities and the denominator of which is 5,105,668 (the number of common shares currently outstanding) plus the number of shares he can so acquire during such 60-day period.

(3) The business address of Messrs. August, Fred, Paulick, McSweeney and Providenti is c/o CPI Aerostructures, Inc., 200A Executive Drive, Edgewood, New York 11717. The business address of Crescendo Partners II, L.P. Series L is 350 Park Avenue, 4th Floor, New York, New York 10022.

(4) Includes 533,334 common shares that Mr. August has the right to acquire upon exercise of options. Excludes an aggregate of 38,134 common shares and options owned by Mr. August's adult children, all of which shares Mr. August disclaims beneficial ownership. Includes 3,000 common shares owned by Mr. August's wife.

(5) Includes 398,334 common shares that Mr. Fred has the right to acquire upon exercise of options.

(6) Represents common shares that Mr. Paulick has the right to acquire upon exercise of options. Does not include 5,000 common shares underlying options that will be granted to Mr. Paulick on April 1, 2003.

(7) Includes 10,000 common shares that Mr. McSweeney has the right to acquire upon exercise of options. Does not include 5,000 common shares underlying options that will be granted to Mr. McSweeney on April 1, 2003.

(8) Does not include an aggregate of 20,000 common shares underlying options that will be granted to Mr. Providenti on April 1, 2003.

(9) Does not include 46,000 common shares beneficially owned as a joint tenants by the manager of the sole general partner of Crescendo Partners II, L.P. Series L. The information with respect to Crescendo Partners is based on the Form 4, dated March 26, 2003, filed by Crescendo Partners II L.P. Series L with the Securities and Exchange Commission.

(10) Includes an aggregate of 951,668 common shares that Messrs. August, Fred, Paulick and McSweeney have the right to acquire upon exercise of outstanding options.

     Equity Compensation Plan Information

     The following table sets forth certain information at December 31, 2002 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

    ------------------------------ -------------------------   ------------------------  --------------------------------
                                                                                            Number of Securities Remaining
                                   Number of Securities to         Weighted-Average          Available for Future Issuance
                                   be Issued upon Exercise         Exercise Price of           under Equity Compensation
                                   of Outstanding Options,       Outstanding Options,         Plans (excluding securities
    Plan Category                    Warrants and Rights          Warrants and Rights       reflected in the first column)
    -------------                    -------------------          -------------------       ----------------------------

    Equity Compensation Plans
    Approved by Security Holders          1,197,338                      $3.49                          272,808

    Equity Compensation Plans
    Not Approved by Security
    Holders(1)                              37,088                       $3.32                            -0-
    ------------------------------ -----------------------      ----------------------      -----------------------------

(1)  See "Stock Options - Other Options" description above.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information concerning employment agreements with, compensation of, and stock options granted to our executive officers and directors, see "Item 10. Executive Compensation -- Employment Agreements; and Stock Options."

     Prior to our February 2003 public offering, Ralok, Inc. had the right to acquire 333,334 of our common shares by converting a $4,000,000 promissory note it received in connection with our purchase of Kolar Machine, Inc. Accordingly, Mr. Liguori, the President of Ralok, was deemed the beneficial owner of 10.6% of our common shares. On February 19, 2003, with the proceeds we received from our public offering, we purchased the $4,000,000 convertible promissory note for $2,700,000 and at that time Mr. Liguori ceased to be deemed a beneficial owner of 10.6% of our common shares.

Item 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number        Name of Exhibit                                                                          No. in Document
--------------        ---------------                                                                          --------------
  1.1                 Form of Underwriting Agreement between EarlyBirdCapital,  Inc. and the Company, dated          1.1
                      February 12, 2002.  (9)

  3.1                 Certificate of Incorporation of the Company, as amended.  (1)                                  3.1


  3.1(a)              Certificate of Amendment of Certificate of Incorporation filed on July 14, 1998.  (2)        3.1(a)

  3.2                 Amended and Restated By-Laws of the Company.  (1)                                              3.2

  4.7                 Form of Warrant  issued to designees of  EarlyBirdCapital,  Inc.,  dated February 19,          4.7
                      2002.  (12)

  10.1                1992 Stock Option Plan.  (1)                                                                  10.3

  10.2                1995 Employee Stock Option Plan.  (3)                                                         10.4

  10.3                Form of military contract.  (1)                                                               10.7

  10.4                Asset Purchase Agreement,  dated September 9, 1997 by and among Kolar Machine,  Inc.,         10.19
                      a New York  corporation,  Daniel  Liguori,  the Company and Kolar,  Inc.,  a Delaware
                      corporation and wholly-owned subsidiary of the Company.  (5)

  10.5                1998 Performance Equity Plan.  (2)                                                            10.28

  10.6                Performance Equity Plan 2000.  (4)                                                            10.29

  *10.7               Stock  Option  Agreement,  dated  August  14,  2001,  between  Edward J. Fred and the         10.35
                      Company.  (5)

  *10.8               Stock  Option  Agreement,  dated  August  14,  2001,  between  Arthur  August and the         10.36
                      Company.  (6)

  *10.9               Employment  Agreement,  dated  August  14,  2001,  between  Edward  J.  Fred  and the         10.37
                      Company.  (7)

  *10.10              Employment  Agreement,  dated August 14, 2001, between Arthur August and the Company.         10.38
                      (7)

  10.11               Peaceful Possession Agreement,  by and among Kolar, Inc., JP Morgan Chase Bank f/k/a/         10.38
                      the  Chase  Manhattan  Bank and JP Morgan  Leasing,  Inc.,  dated  January  24,  2002
                      (without schedule).  (8)

  10.12               Auction Sale Agreement, among Daley-Hodkin Corporation,  Kolar, Inc., JP Morgan Chase         10.40
                      and JP Morgan Leasing, Inc., dated January 10, 2002.  (8)

  10.13               Form of  Merger &  Acquisition  Agreement,  between  EarlyBirdCapital,  Inc.  and the         10.26
                      Company.  (9)

  10.14               Registration  Rights Agreement,  between the Registrant and GECapital CFE, Inc. dated         10.27
                      February 26, 2002.  (9)

  10.15               Schedule of Omitted Document in the form of Exhibit 10.27,  including material detail        10.27.1
                      in which such document differs from Exhibit 10.27.  (9)

  10.16               Letter  Agreement  Amending  Employment  Agreement,  between  Edward  J. Fred and the         10.28
                      Company, dated December 12, 2002.  (9)

  10.17               Letter  Agreement  Amending  Employment  Agreement,  between  Edward  J. Fred and the         10.29
                      Company, dated January 1, 2003.  (9)

  10.18               Letter  Agreement  Amending  Employment  Agreement,  between  Arthur  August  and the         10.30
                      Company, dated January 1, 2003.  (9)

  *10.19              Stock Option Agreement, between the Company and Edward J. Fred, dated June 18, 2002.           N/A

  *10.20              Stock Option Agreement, between the Company and Arthur August, dated June 18, 2002.            N/A



  21.1                Subsidiaries of the Registrant.  (9)                                                          21.1

  **23.1              Consent of Goldstein Golub Kessler LLP.                                                        N/A

  **99.1              Risk Factors                                                                                   N/A

-----------------------
*  Management compensation contract or arrangement.

** Filed herewith.


     (1)  Filed as an exhibit to the Company's Registration Statement on Form
          S-1 (No. 33-49270) declared effective on September 16, 1992 and incorporated herein by reference.

     (2) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for December 31, 1998 and incorporated herein by reference.

     (3) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for December 31, 1995 and incorporated herein by reference.

     (4) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for December 31, 2000 and incorporated herein by reference.

     (5) Filed as an exhibit to Schedule 13D filed on behalf of Edward J. Fred on October 19, 2001 and incorporated herein by reference.

     (6) Filed as an exhibit to Schedule 13D filed on behalf of Arthur August on October 19, 2001 and incorporated herein by reference.

     (7) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for September 30, 2001 and incorporated herein by reference.

     (8) Filed as an exhibit to the Company's Current Report on Form 8-K for January 22, 2002, as amended, and incorporated herein by reference.

     (9)  Filed as an exhibit to the Company's Registration Statement on Form
          SB-2 (No. 333-101902) declared effective on February 12, 2003 and incorporated herein by reference.


(b)  Reports on Form 8-K

     None.

Item 14. CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of our disclosure controls and procedures was made under the supervision and with the participation of our chief executive officer and acting chief financial officer (our executive officer and principal financial officer). Based on that evaluation, he concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of his evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significance deficiencies and material weaknesses.

                                      CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------









Independent Auditor's Report                                                 F-1


Consolidated Financial Statements:

   Balance Sheet as of December 31, 2002                                     F-2

   Statement of Operations for the Years Ended
    December 31, 2002 and 2001                                               F-3

   Statement of Shareholders' Equity (Deficiency) for the
    Years Ended December 31, 2002 and 2001                                   F-4

   Statement of Cash Flows for the Years Ended
    December 31, 2002 and 2001                                               F-5

   Notes to Consolidated Financial Statements                         F-6 - F-16

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
CPI Aerostructures, Inc.


We have audited the accompanying consolidated balance sheet of CPI Aerostructures, Inc. and Subsidiary as of December 31, 2002 and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for each of the two years in the period ended December 31, 2002. We have also audited the pro forma consolidated balance sheet, which gives effect to the transactions described in Notes 15 and 16 to the consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI Aerostructures, Inc. and Subsidiary as of December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the pro forma consolidated balance sheet presents fairly the financial position of CPI Aerostructures, Inc. and Subsidiary as it would have appeared at December 31, 2002 had the transactions and related adjustments described in Notes 15 and 16 been consummated at that date.



/s/ Goldstein Golub Kessler LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 4, 2003, except for the second paragraph of Note 15 and Note 16, as to which the date is February 19, 2003

                                      CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                                   CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------


December 31, 2002                                                         Actual        Adjustments          Pro Forma
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash (Notes 15 and 16)                                         $        91,537       $  7,764,000 (1)   $  2,722,931
                                                                           -             (5,132,606)(2)          -
  Accounts receivable (Note 3)                                         2,331,775                             2,331,775
  Costs and estimated earnings in excess of billings
   on uncompleted contracts (Note 2)                                  11,382,106              -             11,382,106
  Deferred income taxes, net of valuation
   allowance of $900,000 (Note 9)                                        651,000              -                651,000
  Prepaid expenses and other current assets                              465,498              -                465,498
  Assets held for sale - discontinued operations
   (Notes 15 and 16)                                                     280,676           (280,676)(3)          -
-----------------------------------------------------------------------------------------------------------------------

      Total current assets                                            15,202,592          2,350,718         17,533,310

Property, Plant and Equipment, net (Note 4)                              222,928              -                222,928

Deferred Income Taxes, net of valuation
 allowance of $2,910,000 (Note 9)                                          -                  -                  -

Other Assets                                                             179,226              -                179,226

-----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                  $ 15,604,746       $  2,350,718        $17,955,464
=======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                 $   4,574,678              -           $  4,574,678
  Accrued expenses (Notes 15 and 16)                                     628,180      $    (199,000)(2)        429,180
  Debt (Notes 7, 15 and 16)                                            8,024,160         (7,330,606)(2)        108,554
                                                                           -               (585,000)(3)          -
-----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                       13,227,018         (8,114,606)         5,112,412

Long-term Debt (Note 7)                                                   40,192              -                 40,192

-----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                               13,267,210         (8,114,606)         5,152,604
-----------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 8, 12, 13 and 15)

Shareholders' Equity (Notes 10, 11, 15 and 16):
  Common stock - $.001 par value; authorized
   50,000,000 shares, issued and outstanding 2,785,668
   and 5,085,668 shares                                                    2,786              2,300(1)           5,086
  Additional paid-in capital                                          12,613,974          7,761,700(1)      20,375,674
  Accumulated deficit                                                (10,279,224)         2,397,000(2)      (7,577,900)
                                                                           -                304,324(3)           -

-----------------------------------------------------------------------------------------------------------------------
      Shareholders' equity                                             2,337,536         10,465,324         12,802,860
-----------------------------------------------------------------------------------------------------------------------

      Total Liabilities and Shareholders' Equity                    $ 15,604,746       $  2,350,718        $17,955,464
=======================================================================================================================


                                  See Notes to Consolidated Financial Statements

                                      CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                         CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------


Year ended December 31,                                                                      2002                 2001
-----------------------------------------------------------------------------------------------------------------------
Revenue (Note 14)                                                                     $23,999,257         $ 15,024,027

Cost of sales                                                                          16,297,905           10,955,264
-----------------------------------------------------------------------------------------------------------------------

Gross profit                                                                            7,701,352            4,068,763

Selling, general and administrative expenses                                            2,691,632            1,479,421

-----------------------------------------------------------------------------------------------------------------------
Income from operations                                                                  5,009,720            2,589,342
-----------------------------------------------------------------------------------------------------------------------

Other (income) expense:
  Interest income                                                                          (3,612)              (2,431)
  Interest expense                                                                        510,329              155,825
  Other (income) expense, net                                                             (65,621)               4,051

-----------------------------------------------------------------------------------------------------------------------
Total other expenses, net                                                                 441,096              157,445
-----------------------------------------------------------------------------------------------------------------------

Income from continuing operations before provision for income taxes                     4,568,624            2,431,897

Provision for income taxes (Note 9)                                                       124,000                -
-----------------------------------------------------------------------------------------------------------------------

Income from continuing operations                                                       4,444,624            2,431,897

Loss from operations of discontinued segment (Note 6)                                       -               (3,647,200)

Loss on disposal of assets - discontinued segment (Note 6)                                  -              (10,422,816)

-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                     $ 4,444,624         $(11,638,119)
=======================================================================================================================

Basic net income (loss) per common share:
  Income from continuing operations                                                   $      1.63         $        .92
  Loss from operations of discontinued segment                                              -                    (1.37)
  Loss on disposal of assets - discontinued segment                                         -                    (3.94)

-----------------------------------------------------------------------------------------------------------------------
Income (loss) per common share - basic                                                $      1.63         $      (4.39)
=======================================================================================================================

Diluted net income per common share:
  Income from continuing operations                                                   $      1.40         $      -
  Loss from operations of discontinued segment                                              -                    -

-----------------------------------------------------------------------------------------------------------------------
Income (loss) per common share - diluted                                              $      1.40         $      -
=======================================================================================================================

Shares used in computing income (loss) per common share:
  Basic                                                                                 2,721,522            2,653,538
  Diluted                                                                               3,181,834                -
=======================================================================================================================


                                  See Notes to Consolidated Financial Statements

                                      CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
--------------------------------------------------------------------------------


Years ended December 31, 2001 and 2002
----------------------------------------------------------------------------------------------------------------------

                                                                                                             Total
                                                                         Additional                      Shareholders'
                                          Common                           Paid-in         Accumulated      Equity
                                          Shares            Amount         Capital           Deficit     (Deficiency)
----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                2,648,509         $2,649       $12,319,674    $  (3,085,729)   $   9,236,594

Net loss                                      -               -                -          (11,638,119)     (11,638,119)

Amortization of fair value of
 warrants issued in conjunction
 with consulting agreement                    8,537              8            47,346           -                47,354

----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001              2,657,046          2,657        12,367,020      (14,723,848)      (2,354,171)

Net income                                    -               -                -            4,444,624        4,444,624
Amortization of fair value of
 warrants issued in conjunction
 with consulting agreement                                                     7,829           -                 7,829

Common stock issued for bank fees            70,000             70            58,621           -                58,691

Common stock issued upon exercise
 of options and warrants                     58,622             59           180,504           -               180,563

----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002              2,785,668         $2,786       $12,613,974     $(10,279,224)   $   2,237,536
======================================================================================================================


                                  See Notes to Consolidated Financial Statements

                                      CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                         CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                                        2002               2001
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income before operations of discontinued segment                                  $ 4,444,624        $ 2,431,897
  Adjustments to reconcile net income before operations of discontinued
   segment to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                            51,420             35,653
    Warrants issued for consulting fees                                                       7,829             47,354
    Common stock issued for bank fees                                                        58,691               -
    Loss on disposal of fixed assets                                                           -                 6,157
    Deferred portion of provision for income taxes                                          132,000             92,000
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                                      (163,406)        (1,336,061)
      Increase in costs and estimated earnings in excess of billings
       on uncompleted contracts                                                          (4,414,721)        (2,563,606)
      Increase in prepaid expenses and other current assets                                (380,603)           (63,816)
      Decrease (increase) in other assets                                                     1,000             (1,000)
      Increase in accounts payable and accrued expenses                                     472,274          1,028,720
      Decrease in income taxes payable                                                         -               (33,000)
----------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) operating activities                                209,108           (355,702)
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                                (122,848)           (19,307)
  Proceeds from sale of fixed assets                                                           -                 1,800
  Proceeds from assets held for sale                                                      2,937,308               -
----------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities                              2,814,460            (17,507)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from exercise of stock options                                                   180,563               -
  Net repayment of long-term debt                                                        (3,293,172)          (895,958)
----------------------------------------------------------------------------------------------------------------------
         Net cash used in financing activities                                           (3,112,609)          (895,958)
----------------------------------------------------------------------------------------------------------------------

Net cash used in continuing operations                                                      (89,041)        (1,269,167)

Net cash from discontinued operations                                                          -             1,386,766
----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                             (89,041)           117,599

Cash at beginning of year                                                                   180,578             62,979
----------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                                     $    91,537        $   180,578
======================================================================================================================

Supplemental disclosure of noncash investing activity:
  Property, plant and equipment acquired through capital lease                          $    50,240        $      -
======================================================================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                                $   252,422        $   155,825
======================================================================================================================

                                  See Notes to Consolidated Financial Statements

                                      CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                            December 31, 2002
--------------------------------------------------------------------------------

1. PRINCIPAL        The Company consists of CPI Aerostructures, Inc.
   BUSINESS         ("CPI") and its wholly owned subsidiary, Kolar, Inc.
   ACTIVITY AND     ("Kolar"), collectively, the "Company."
   SUMMARY OF
   SIGNIFICANT      CPI's operations consist of the design and production of
   ACCOUNTING       complex aerospace structural subassemblies under U.S.
   POLICIES:        government and commercial contracts. The length of the
                    Company's contracts varies but is typically between one and two years for U.S. government contracts and up to 10 years for commercial contracts.

                    Kolar's principal business was the precision computer numerical control machining of metal products on a contract-order basis. Kolar is presently inactive (see Note
                    6).

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

                    Accounts receivable are reported at their outstanding unpaid principal balances. The Company writes off accounts when they are deemed to be uncollectible. The Company has experienced insignificant amounts of bad debts in such accounts.

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

                    The Company reviews its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any such change has occurred. If such changes in circumstance are present, a loss is recognized to the extent the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and amounts expected to be realized upon its eventual disposition.

                                      CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                            December 31, 2002
--------------------------------------------------------------------------------

                    The fair value of the Company's short-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Using this method, the fair value of the Company's short-term debt was not significantly different than the stated value at December 31, 2002.

                    The Company incurred freight and delivery costs of approximately $211,000 and $87,000, respectively, during the years ended December 31, 2002 and 2001. These costs are included in cost of sales.

                    Basic earnings per common share is computed using the weighted-average number of shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 460,312 were used in the calculation of diluted earnings per common share in 2002. In 2001, options and warrants were not considered because their effect would have been antidilutive.

                    The Company has elected to apply Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options issued to employees (intrinsic value) and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income (loss) and income (loss) per common share would have been as follows:



                    Year ended December 31,                                           2002              2001
                    -----------------------------------------------------------------------------------------
                    Net income (loss) - as reported                             $4,444,624      $(11,638,119)

                    Deduct:  Total stock-based employee
                     compensation expense determined
                     under fair value based method for
                     all awards, net of related tax effects                      1,844,730           299,276

                    -----------------------------------------------------------------------------------------
                    Net income (loss) - pro forma                               $2,599,894      $(11,937,395)
                    =========================================================================================

                    Basic income (loss) per share - as reported                 $     1.63      $      (4.39)
                    =========================================================================================

                    Basic income (loss) per share - pro forma                   $      .96      $      (4.50)
                    =========================================================================================

                    Diluted income (loss) per share - as reported               $     1.40      $      (4.39)
                    =========================================================================================

                    Diluted income (loss) per share - pro forma                 $      .82      $      (4.50)
                    =========================================================================================

                    The Company's assumptions used to calculate the fair values of options issued during 2002 were (i) risk-free interest rates of 5.42% and 5.62%, (ii) expected life of 10 years,
                    (iii) expected volatility of 84.95%, and (iv) expected dividends of zero. In 2001, the Company's assumptions used

                                      CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                            December 31, 2002
--------------------------------------------------------------------------------

                    to calculate the fair values of options issued were (i) risk-free interest rate of 5.25%, (ii) expected life of five years, (iii) expected volatility of 174.71%, and (iv) expected dividends of zero.

                    Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.


2. COSTS AND        At December 31, 2002, costs and estimated earnings in excess
   ESTIMATED        of billings on uncompleted contracts consist of:
   EARNINGS IN
   EXCESS OF
   BILLINGS ON
   UNCOMPLETED
   CONTRACTS:


                                                                  U.S.
                                                               Government       Commercial          Total
                    ----------------------------------------------------------------------------------------
                    Costs incurred on uncompleted
                     contracts                                $13,272,589      $13,068,603       $26,341,192
                    Estimated earnings                          6,508,822        5,969,156        12,477,978
                    ----------------------------------------------------------------------------------------

                                                               19,781,411       19,037,759        38,819,170
                    Less billings to date                      10,429,184       17,007,880        27,437,064

                    ----------------------------------------------------------------------------------------
                            Costs and estimated earnings
                            in excess of billings on
                            uncompleted contracts            $  9,352,227     $  2,029,879       $11,382,106
                    ========================================================================================


                    Unbilled costs and estimated earnings are billed in accordance with applicable contract terms. As of December 31, 2002, approximately $1,808,000 of the balances above are not expected to be collected within one year. Amounts not paid or billed under retainage provisions are not material.


3. ACCOUNTS         At December 31, 2002, accounts receivable consists of trade
   RECEIVABLE:      receivable as follows:


                    Billed receivables                                $1,729,054
                    Unbilled receivables on completed contracts          602,721
                    ------------------------------------------------------------
                                                                      $2,331,775
                    ============================================================

                                      CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                            December 31, 2002
--------------------------------------------------------------------------------


4. PROPERTY,        Property, plant and equipment, at cost, consists of the
   PLANT AND        following:
   EQUIPMENT
                                                                       Estimated
                    December 31, 2002                                Useful Life
                    ------------------------------------------------------------

                    Machinery and equipment        $304,306       5 to 10 years
                    Computer equipment              239,613             9 years
                    Furniture and fixtures           39,108             7 years
                    Automobiles and trucks           23,488             5 years
                    Leasehold improvements          119,481             3 years
                    ------------------------------------------------------------

                                                    725,996
                    Less accumulated depreciation
                        and amortization            503,068

                    ------------------------------------------------------------
                                                   $222,928
                    ============================================================


                    Depreciation and amortization expense for the years ended December 31, 2002 and 2001 was $51,420 and $35,653, respectively.


5. RELATED PARTY    In October 2000, the Company adopted a Greit Plan for the
   TRANSACTIONS:    purpose of offering senior management a deferred
                    compensation death benefit plan (the "Plan") that provides a tax-free benefit and which is tax-neutral to the Company.
                    Pursuant to the Plan, the Company made a noninterest-bearing loan to an employee in the amount of $150,000, which was used to purchase the Plan. The Plan has since been terminated. The surrender value has been returned to the employee who has placed the proceeds from the surrender value in an annuity, which will mature to $150,000, and which is included in other assets at December 31, 2002.
                    Simultaneously, the employee purchased an insurance policy in the amount of $150,000, of which the Company is the sole beneficiary. The loan to the employee will be repaid to the Company upon the maturity date of the annuity or upon the death of the employee, whichever occurs first.


6. DISCONTINUED     On January 22, 2002, the Company announced a decision made
   OPERATIONS:      by the board of directors as of December 31, 2001 to close the Kolar facilities located in Ithaca, New York, and liquidate its assets through a public auction of its machinery and equipment and the private sale of its real estate. On February 21, 2002, Kolar sold a substantial portion of its machinery and equipment at an auction conducted by Daley-Hodkin Corporation at Kolar's main facility in Ithaca, New York. In connection with the discontinuance of Kolar's operations, the Company incurred a one-time charge of $10,422,816 related to the write-off of Kolar's assets, net of expected proceeds, and an accrual for estimated losses during the phase-out period. Proceeds from actual and future sales of machinery, equipment and real property are estimated to be approximately $4,178,000. The disposition of Kolar's operations represents a disposal of a business segment under APB Opinion No. 30. Accordingly, results of the operation have been classified as discontinued, and prior periods have been restated. For business segment reporting purposes, Kolar's business results were previously classified as the "Machining" segment.

                                      CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                            December 31, 2002
--------------------------------------------------------------------------------

                    Net sales and income (loss) from the discontinued operations are as follows:

                    Year ended December 31, 2001
                    ------------------------------------------------------------

                    Net sales                                     $   8,291,690
                    ============================================================

                    Pretax loss from discontinued operations      $  (3,647,200)
                    Pretax loss on disposal of business segment     (10,422,816)

                    ------------------------------------------------------------
                    Net loss from discontinued operations         $ (14,070,016)
                    ============================================================

                    Assets held for sale - discontinued operations were as follows:

                    Year ended December 31, 2002
                    ------------------------------------------------------------

                    Property, plant and equipment, net                 $280,676
                    ============================================================


                    Proceeds from the auction sale were approximately $1,350,000 for the machinery and equipment owned by Kolar. These proceeds have been applied to the reduction of certain bank debt having a principal amount of $2,260,000 outstanding immediately prior to the auction.


7. DEBT:            Debt consists of the following:

                    December 31, 2002              As Reported         Pro Forma
                    ------------------------------------------------------------

                    Note payable - bank (a)           $2,206,571            -
                    Note payable - bank (b)              246,517            -
                    Note payable - bank (c)              564,484            -
                    Note payable - seller (d)          4,898,034            -
                    Capitalized lease obligations
                      payable (e)                        148,746        $148,746
                    ------------------------------------------------------------

                                                       8,064,352         148,746
                    Less current portion               8,024,160         108,554

                    ------------------------------------------------------------
                    Long-term debt                        40,192       $  40,192
                    ============================================================

                    See Notes 15 and 16 for a description of debt repayments arising as a result of a completed public offering of securities and the sale of certain assets attributable to the discontinued segment.

                                      CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                            December 31, 2002
--------------------------------------------------------------------------------

                    (a) The note, as amended in June 2002, is payable to a commercial bank in monthly installments ranging from $50,000 to $100,000 through May 30, 2003, and the remaining unpaid balance at June 30, 2003, plus monthly interest at the bank's published prime rate (4.25% at December 31, 2002) plus 3.5%. This note collateralized by substantially all of the assets of the Company. In April 2002, the Company agreed to issue 70,000 common shares valued at $110,950, the fair market value on the date of issue, to the bank in consideration for the bank's amendment and extension of this note. The value of the shares is being charged to interest expense over the period of the note. See Note 16 regarding the repayment of this note and gain on the sale of the parcel.

                    (b) The note is payable to a commercial bank in monthly installments of $5,959, including interest at 8.3%. This note is collateralized by Kolar's land and building. The Company sold certain of the underlying land and building during 2002 at an aggregate selling price of approximately $555,000. During January 2003, the Company sold one of two remaining parcels of land and building included in Assets held for sale - discontinued operations at December 31, 2002. The proceeds received from the sale aggregated approximately $585,000, and were used to repay bank loans and fund continuing operations of the Company. The Company will recognize a gain of approximately $304,000 on the sale of the parcel during 2003. See
                         Note 16 regarding the repayment of this note and gain on the sale of the parcel.

                    (c) The note is payable to a commercial bank in monthly principal installments of $20,000, through May 30, 2003, and the remaining unpaid balance at June 30, 2003, plus monthly interest at the bank's published prime rate (4.25% at December 31, 2002) plus 3.5%. This note is collateralized by substantially all of the assets of the Company and was previously included in the capitalized lease obligations payable of the Company. See Note 16 regarding the repayment of this note and gain on the sale of the parcel.

                    (d) In 1997, the Company acquired substantially all of the assets of Kolar Machine Inc. The acquisition was partially financed through a $4,000,000 note payable to the seller ("Seller") of Kolar Machine Inc. The note payable to the Seller bears interest at 8% per annum. At December 31, 2002, interest accrued on the Note payable - seller of approximately $199,000 was included in accrued expenses. During February 2003, in conjunction with the proceeds from the sale of common stock described in Note 16, the Note payable - seller was extinguished for $2,700,000, resulting in a gain on extinguishment of approximately $2,397,000.

                    (e) The Company leases equipment under capital leases which expire at various dates through December 2007. The leases require monthly aggregate payments of $11,064, including interest at 9.35%. Proceeds of approximately $674,000 were received during 2002 upon the sale of certain leased equipment, which amount was remitted to the owners of the equipment.

                                      CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                            December 31, 2002
--------------------------------------------------------------------------------


8. COMMITMENTS:     The Company has employment agreements with four employees.
                    The aggregate future commitment under these agreements is as follows:

                    Year ending December 31,
                                2003                      $   495,100
                                2004                          468,280
                                2005                          251,942
                    ------------------------------------------------------------
                                                          $ 1,215,322
                    ============================================================


                    These agreements provide for additional bonus payments that are calculated as defined.


9. INCOME TAXES:    The provision for (benefit from) income taxes consists of
                    the following:

                    Year ended December 31, 2002
                    ------------------------------------------------------------

                    Current:
                      State and local                     $   (8,000)
                    Deferred:
                      Federal                                132,000
                    ------------------------------------------------------------

                                                          $  124,000
                    ============================================================


                    The difference between the income tax provision (benefit) computed at the federal statutory rate and the actual tax provision (benefit) is accounted for as follows:

                    December 31,                            2002         2001
                    ------------------------------------------------------------

                    Taxes (benefit) computed at
                     the federal statutory rate         $1,553,000  $(3,957,000)
                    Utilization of net operating
                     loss carryforward                  (1,429,000)      -0-
                    Valuation allowance                     -0-       3,957,000
                    ------------------------------------------------------------
                                                        $  124,000  $    -0-
                    ============================================================

                    The components of deferred income tax assets at December 31, 2002 are as follows:

                                                           Current   Noncurrent
                    ------------------------------------------------------------

                    Assets:
                      Federal and state net operating
                       loss carryforwards               $1,485,000  $ 2,910,000
                      Temporary differences                 66,000       -0-
                      Valuation allowance                 (900,000)  (2,910,000)
                    ------------------------------------------------------------
                                                        $  651,000  $    -0-
                    ============================================================

                                      CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                            December 31, 2002
--------------------------------------------------------------------------------

                    As of December 31, 2002, the Company had net operating loss carryforwards of approximately $12,926,000 and $10,433,000 for federal and state income tax purposes, respectively, expiring through 2022.


10. EMPLOYEE STOCK  In April 1992, the Company adopted the 1992 Stock Option
    OPTION PLANS:   Plan (the "1992 Plan"). The 1992 Plan, for which 83,334
                    common shares are reserved for issuance, provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company. The options may not be exercised more than five years from the date of issuance. No more options may be granted under the 1992 plan.

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

                    The Company has 155,476 options available for grant under the 1995 Plan, 2,332 options available for grant under the 1998 Plan, and 115,000 options available for grant under the 2000 Plan.

                                      CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                            December 31, 2002
--------------------------------------------------------------------------------

                    A summary of the status of the Company's four stock option plans as of December 31, 2002 and 2001 and changes during those years is as follows:



                                                                 2002                         2001
                    ---------------------------------------------------------------------------------------

                                                                      Weighted-                   Weighted-
                                                                       average                     average
                                                                      Exercise                    Exercise
                    Fixed Options                      Options          Price         Options       Price
                    ---------------------------------------------------------------------------------------
                    Outstanding and exercisable
                     at beginning of year              1,098,672        $3.06         894,312         $3.54
                    Granted during year                  300,000         6.19         225,000          1.29
                    Exercised/forfeited                 (201,334)        5.15         (20,640)         4.95
                    ---------------------------------------------------------------------------------------
                    Outstanding and
                     exercisable at end of year        1,197,338        $3.49       1,098,672         $3.06
                    =======================================================================================
                    Weighted-average fair
                     value of options granted                           $5.48                         $1.28
                    =======================================================================================


                    The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:



                                                                            Weighted-
                                                    Number                   average              Weighted-
                                                  Outstanding               Remaining              average
                        Range of                      and                  Contractual            Exercise
                    Exercise Price                Exercisable                 Life                  Price
                    ----------------------------------------------------------------------------------------
                    $1.20 - $1.65                     210,000              8.49 years                  $1.22
                    $2.00 - $2.79                     629,000              6.29 years                  $2.59
                    $6.27 - $6.93                     358,338              8.15 years                  $6.40
                    ----------------------------------------------------------------------------------------
                    $1.20 - $6.93                   1,197,338              7.23 years                  $3.49
                    ========================================================================================


11. WARRANTS AND    In January 1998, the Company issued options to purchase
    OPTIONS:        25,000 shares of common stock to a consultant, who was also a director, at an exercise price of $7.50 per share of common stock. In February 1998, the Company issued options to purchase 3,334 shares of common stock to two directors at an exercise price of $6.93 per share of common stock. These options expire in 2003.

                    In April 1998, the Company issued warrants to purchase 33,334 common shares to designees of Ladenburg Capital Management Inc. as compensation for certain consulting services. In 2002, 6,790 of these warrants were exercised. The remaining unexercised warrants entitle the holders to purchase 17,088 common shares at an exercise price of $4.50 through March 2003.

                                      CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                            December 31, 2002
--------------------------------------------------------------------------------

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

                    In February 2002, the Company issued 5,000 options to a consultant as compensation related to a one-year consulting agreement. The options are exercisable at $1.65 per share through February 2007. The options are valued at $7,829, which has been charged to operations, based on the Company's assumptions as follows: (i) risk-free interest rate of 5.12%, (ii) expected life of five years, (iii) expected volatility of 84.95%, and (iv) expected dividends of zero.


12. EMPLOYEE        On September 11, 1996, CPI's board of directors instituted a
    BENEFIT PLAN:   defined contribution plan under Section 401(k) of the
                    Internal Revenue Code (the "Code"). On October 1, 1998, the
                    Company amended and standardized both the CPI and Kolar plans as required by the Code. Pursuant to the amended plan, qualified employees may contribute a percentage of their pretax eligible compensation to the Plan and the Company will match a percentage of each employee's contribution.
                    Additionally, the Company has a profit-sharing plan covering all eligible employees. Contributions by the Company are at the discretion of management. The amount of contributions recorded by the Company in 2002 and 2001 amounted to $55,317 and $88,412, respectively.


13. CONTINGENCIES:  The Company is involved in various claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters would not have a material adverse impact on the financial position of the Company, the results of its operations, or its liquidity.


14. MAJOR           All of the sales in 2002 and approximately 92% of the
    CUSTOMERS:      Company's consolidated net sales in 2001 were to the U.S.
                    government.

                                      CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                            December 31, 2002
--------------------------------------------------------------------------------

 15. SUBSEQUENT     On January 28, 2003, the Company sold one of the two
     EVENTS:        remaining Kolar buildings and related land for $585,000. The proceeds were used to repay bank loans.

                    On February 19, 2003, the Company consummated a public offering of 2,300,000 common shares at a price of $4.00 per share, raising gross and net proceeds of $9,200,000 and $7,764,000, respectively. Approximately $2,433,000 of the net proceeds were used to repay bank loans and $2,700,000 to repay the Note Payable - Seller described in Note 7(d). The remaining net proceeds of approximately $2,631,000 will be used to fund continuing operations.

                    On February 19, 2003, the Company consummated a public offering of 2,300,000 common shares at a price of $4.00 per share raising gross proceeds of $9,200,000. Prior to the consummation of the offering, some of the Company's officers were interviewed by a reporter and an article about the Company was subsequently published in a newspaper. It is possible that the officers' participation in the interview combined with the publication of the article may be considered a violation of Section 5 of the Securities Act of 1933. If investors in the offering were to sue the Company and convince a court that the Company violated Section 5, they would have the right under the federal securities laws to rescind their purchases of common shares for a period of one year from the date of the violation. Alternatively, if the investors already sold their shares they would have the right to receive damages to the extent the price they paid the Company for the common shares exceeded the price at which they sold them. Accordingly, the Company might be required to return to certain investors all or part of their purchase price and the net proceeds from the offering to the Company would be correspondingly reduced.

16. NOTES TO PRO    The pro forma consolidated balance sheet has been derived
    FORMA           from the consolidated balance sheet of the Company at
    CONSOLIDATED    December 31, 2002 and adjusts such information to give
    BALANCE SHEET:  effect to the transactions detailed below as if such transactions had occurred at December 31, 2002. The pro forma consolidated balance sheet should be read in conjunction with notes (1) through (3) below and the Company's consolidated financial statements and related notes thereto.

                    (1) The Company sold 2,300,000 shares of Common Stock in a public offering during February 2003. Proceeds of $7,764,000 from such sale were received.

                    (2) The proceeds of the offering were used to repay approximately $2,433,000 of the Company's bank debt. In addition, the Company used $2,700,000 to extinguish the Note Payable - Seller (see Note 7(d)). Principal and accrued interest of approximately $199,000 aggregated approximately $5,097,000 at December 31, 2002. The Company will recognize a gain during 2003 of approximately $2,397,000 on the extinguishment of this note. The remaining proceeds of approximately $2,631,000 will be used to fund continuing operations.

                    (3) During January 2003, the Company sold one of two remaining parcels of land and building included in assets held for sale - discontinued operations at December 31, 2002 in the amount of $280,676. The proceeds received from the sale aggregated approximately $585,000 and were used to repay bank loans. The Company will recognize a gain during 2003 of approximately $304,000.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 28, 2003     CPI AEROSTRUCTURES, INC.
                            (Registrant)


                            By:     /s/  Edward J. Fred
                                ----------------------------------------------
                                  Edward J. Fred
                                  Chief Executive Officer, President
                                  Acting Chief Financial Officer (Principal
                                  Executive, Accounting and Financial Officer), Secretary and Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                 Title                             Date

/s/ Edward J. Fred        Chief Executive Officer,
------------------        President Acting Chief
Edward J. Fred            Financial Officer, Secretary    March 28, 2003
                          and Director

/s/ Arthur August         Chairman of the Board, Director March 28, 2003
--------------------
Arthur August

/s/ Walter Paulick        Director                        March 28, 2003
-------------------
Walter Paulick

/s/ Kenneth McSweeney     Director                        March 28, 2003
--------------------
Kenneth McSweeney

/s/ A. C. Providenti      Director                        March 28, 2003

---------------------
A.C. Providenti

                      SECTION 302 CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




     In connection with the Annual Report of CPI Aerostructures, Inc.
(the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:  March 28, 2003          /s/ Edward J. Fred
                                ----------------------------
                                Edward J. Fred
                                Chief Executive Officer, President, acting Chief
                                Financial Officer and Secretary
                                (Principal Executive and Financial Officer)

                                  CERTIFICATION
                    PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Edward J. Fred, certify that:

1. I have reviewed this annual report on Form 10-KSB of CPI Aerostructures, Inc.;

2. based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003            /s/ Edward J. Fred
                                --------------------
                                Name:   Edward J. Fred
                                Title:  Chief Executive Officer, President,
                                        acting Chief Financial Officer and
                                        Secretary (Principal Executive
                                        and Financial Officer)