Form 10QSB
period 2003-03-31
CPI AEROSTRUCTURES INC
filed 2003-05-15
CIK 889348

CPI AEROSTRUCTURES, INC.
--------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                        Commission File Number 1-11398
ended March 31, 2003



                            CPI AEROSTRUCTURES, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)





            New York                                      11-2520310
---------------------------------------     ------------------------------------
(State or Other Jurisdiction                (IRS Employer Identification Number)
of Incorporation or Organization)


                    200A EXECUTIVE DRIVE, EDGEWOOD, NY 11717
                    (Address of Principal Executive Offices)



                         Telephone number (631) 586-5200
                 (Issuer's Telephone Number Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____



The number of shares of common stock, par value $.001 per share, outstanding was 5,105,668 as of May 9, 2003.

                                                        CPI AEROSTRUCTURES, INC.
                                                                           INDEX
--------------------------------------------------------------------------------

Part I:  Financial Information:


       Item 1 - Consolidated Financial Statements:


       Independent Accountant's Report                                         3

       Balance Sheets as of March 31, 2003 (Unaudited) and                     4
         December 31, 2002

       Statements of Income for the Three Months ended March 31, 2003          5
         (Unaudited) and 2002 (Unaudited)

       Statements of Cash Flows for the Three Months ended March 31, 2003      6
         (Unaudited) and 2002 (Unaudited)

       Notes to Financial Statements (Unaudited)                               7

       Item 2 - Management's Discussion and Analysis of Financial Condition   10
         and Results of Operations

         Item 3 - Controls and Procedures                                     13

Part II.  Other


       Item 6 - Exhibits and Reports on Form 8-K                              13


       Signatures and Certifications                                          14

                                                        CPI AEROSTRUCTURES, INC.
--------------------------------------------------------------------------------


Part I:  Financial Information:

         Item 1 - Consolidated Financial Statements:



INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
CPI Aerostructures, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of CPI Aerostructures, Inc. and Subsidiary as of March 31, 2003, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are responsibility of the company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CPI Aerostructures, Inc. and Subsidiary as of December 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 4, 2003, except for the second paragraph of Note 15 and Note 16, as to which the date is February 19, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it is derived.




/s/ Goldstein Golub Kessler LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York


April 23, 2003

                                                        CPI AEROSTRUCTURES, INC.
                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                         March 31,        December 31,
                                                                                            2003            2002
                                                                                        (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash                                                                                  $ 1,897,589      $      91,537
  Accounts receivable                                                                     3,362,160          2,331,775
  Costs and estimated earnings in excess of billings on uncompleted
      contracts                                                                          11,582,532         11,382,106
  Deferred income taxes, net of valuation allowance of $-0- and $900,000,                   651,000            651,000
        respectively
  Prepaid expenses and other current assets                                                  91,819            465,498
  Assets held for sale - discontinued operations                                                ---            280,676
-----------------------------------------------------------------------------------------------------------------------

      Total current assets                                                               17,585,100         15,202,592

Property, plant and equipment, net                                                          240,176            222,928
Deferred income taxes, net of valuation allowance of $1,987,000
  and $2,910,000, respectively                                                                  ---                ---
Other assets                                                                                179,226            179,226

-----------------------------------------------------------------------------------------------------------------------
      Total assets                                                                      $18,004,502        $15,604,746
=======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                     $  3,798,465       $  4,574,678
  Accrued expenses                                                                           14,018            628,180
  Current portion of long-term debt                                                          79,457          8,024,160

-----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                           3,891,940         13,227,018
Long-term debt                                                                               37,562             40,192

-----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                   3,929,502         13,267,210
-----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies
Shareholders' equity:
  Common stock - $.001 par value; authorized 50,000,000 shares,
   5,105,668 and 2,785,668 issued and outstanding                                             5,106              2,786
  Additional paid - in capital                                                           20,358,583         12,613,974
  Accumulated deficit                                                                    (6,288,689)       (10,279,224)
-----------------------------------------------------------------------------------------------------------------------

      Shareholders' equity                                                               14,075,000          2,337,536

-----------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                                        $18,004,502        $15,604,746
=======================================================================================================================







                                  See Notes to Consolidated Financial Statements

                                                        CPI AEROSTRUCTURES, INC.
                                               CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

For the Three Months Ended March 31,                                                      2003                  2002
                                                                                                     (Unaudited)
------------------------------------------------------------------------------------------------------------------------
Revenue                                                                               $  6,007,447       $   4,691,784

Cost of sales                                                                            3,841,546           3,289,402
------------------------------------------------------------------------------------------------------------------------

Gross profit                                                                              2,165,901          1,402,382

Selling, general and administrative expenses                                                722,919            419,871
------------------------------------------------------------------------------------------------------------------------
Income from operations                                                                    1,442,982            982,510
------------------------------------------------------------------------------------------------------------------------

Other income (expense):
  Interest/other income (expense)                                                             2,654             (9,701)
  Interest expense                                                                         (139,666)           (41,376)
  Gain on extinguishment of debt                                                          2,431,233                ---
------------------------------------------------------------------------------------------------------------------------
Total other income (expenses), net                                                        2,294,221            (51,077)
------------------------------------------------------------------------------------------------------------------------

Income from continuing operations                                                         3,737,203            931,433

Gain on sale of assets held for sale - discontinued operations                              253,332                ---
------------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                                                  3,990,535            931,433

Provision for income taxes                                                                      ---            373,000

-------------------------------------------------------------------------------------------------------------------------
Net income                                                                              $ 3,990,535         $  558,433
=========================================================================================================================

Basic net income per common share:
      Income from continuing operations                                                 $      0.97         $     0.21
      Gain on sale of assets held for sale - discontinued operations                           0.07                ---
-------------------------------------------------------------------------------------------------------------------------
Earnings per common share - basic                                                       $      1.04         $     0.21
=========================================================================================================================

Diluted net income per common share:
      Income from continuing operations                                                 $      0.87         $     0.21
      Gain on sale of assets held for sale - discontinued operations                           0.06                ---
-------------------------------------------------------------------------------------------------------------------------
Earnings per common share - diluted                                                     $      0.93         $     0.21
=========================================================================================================================

Shares used in computing earnings per common share:
      Basic                                                                               3,848,779           2,657,046
        Diluted                                                                           4,311,529           2,706,197
=========================================================================================================================



                                  See Notes to Consolidated Financial Statements

                                                        CPI AEROSTRUCTURES, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

For the Three Months Ended March 31,                                                           2003               2002
                                                                                                     (Unaudited)
-------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income from continuing operations                                                  $3,737,203           $558,433
  Adjustments to reconcile net income from continuing operations to net cash used in operating activities:
    Depreciation and amortization                                                            27,061              9,525
    Warrants issued for consulting fees                                                         712              1,424
    Common stock issued for bank fees                                                        84,473                ---
    Gain on extinguishment of debt                                                       (2,431,233)               ---
    Deferred portion of provision for income taxes                                              ---            373,000
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                         (1,030,385)           244,763
      (Increase) decrease in costs and estimated earnings inexcess of billings on
      uncompleted contracts                                                                (200,426)           495,544
      Decrease in prepaid expenses and other current assets                                 373,679                318
      Decrease in accounts payable and accrued expenses                                  (1,390,375)        (1,824,277)
-------------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                            (829,291)          (141,270)

Cash used in investing activities - purchase of property, plant and equipment               (44,309)               ---

-------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net repayment of long-term debt                                                        (5,516,100)        (2,364,576)
  Proceeds from public offering                                                           7,661,744                ---
-------------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in)  financing activities                            2,145,644         (2,364,576)
-------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) continuing operations                                      1,272,044         (2,505,846)

Net cash from discontinued operations                                                       534,008          2,363,178
-------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                           1,806,052           (142,668)

Cash at beginning of period                                                                  91,537            180,578

-------------------------------------------------------------------------------------------------------------------------

Cash at end of period                                                                 $   1,897,589        $    37,910

=========================================================================================================================

Supplemental disclosures of cash flow information:

 Cash paid during the period for:
   Interest                                                                           $    60,884          $    41,376
=========================================================================================================================


   Income taxes                                                                          $    8,410        $    13,355
=========================================================================================================================





                                  See Notes to Consolidated Financial Statements

                                                        CPI AEROSTRUCTURES, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

 1.       INTERIM FINANCIAL STATEMENTS

          The financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited, however, in the opinion of the management of the Company, these financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of operations for such interim periods are not necessarily indicative of the results to be obtained for a full year.

          The Company has elected to apply Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options issued to employees (intrinsic value) and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income and income per common share would have been as follows:

          Three months ended March 31,                   2003              2002
          ----------------------------------------------------------------------
          Net income - as reported                  $3,990,535          $558,433

          Deduct:  Total stock-based  employee
          compensation expense determined under
          fair value based method for all awards,
          net of related tax effects                    74,819           461,182
          ----------------------------------------------------------------------
          Net income - pro forma                    $3,915,716           $97,251
          ======================================================================

          Basic income per share - as reported      $     1.04        $     0.21
          ======================================================================

          Basic income per share - pro forma        $     1.02        $     0.04
          ======================================================================

          Diluted income per share - as reported    $     0.93        $     0.21
          ======================================================================

          Diluted income per share - pro forma      $     0.91        $     0.04
          ======================================================================

2.   COSTS  AND  ESTIMATED   EARNINGS  IN  EXCESS  OF  BILLINGS  ON  UNCOMPLETED
     CONTRACTS:


     Costs and estimated earnings in excess of billings on uncompleted contracts consists of:

                                                        March 31, 2003
     ---------------------------------------------------------------------------------------

                                             U.S.
                                          Government         Commercial           Total
     ----------------------------------------------------------------------------------------

     Costs incurred on uncompleted
     contracts                            $14,718,335        $13,082,494        $27,800,829
     Estimated earnings                     7,714,723          5,969,853         13,684,576
     -----------------------------------------------------------------------------------------
                                           22,433,058         19,052,347         41,485,405

     Less billings to date                 12,841,448         17,061,425         29,902,873

     -----------------------------------------------------------------------------------------
     Costs and estimated earnings
     in excess of billings on
     uncompleted contracts                 $9,591,610         $1,990,922        $11,582,532
     =========================================================================================




                                                        CPI AEROSTRUCTURES, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

                                                        December 31, 2002
     ----------------------------------------------------------------------------------------
                                              U.S.
                                          Government         Commercial           Total
     ----------------------------------------------------------------------------------------

     Costs incurred on uncompleted
     contracts                             $13,272,589        $13,068,603        $26,341,192
     Estimated earnings                      6,508,822          5,969,156         12,477,978
     ----------------------------------------------------------------------------------------
                                            19,781,411         19,037,759         38,819,170

     Less billings to date                  10,429,184         17,007,880         27,437,064

     -----------------------------------------------------------------------------------------
     Costs and estimated earnings
     in excess of billings on
     uncompleted contracts                  $9,352,227        $ 2,029,879         $11,382,106
     =========================================================================================

                                                        CPI AEROSTRUCTURES, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

3.   EARNINGS PER COMMON SHARE:

     Basic earnings per common share are computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 462,750 and 49,152 were used in the calculation of diluted earnings per common share in the first three months of 2003 and 2002, respectively.

4.   DEBT AND EQUITY:

     Debt consists of the following:


                                     March  31, 2003           December 31, 2002
    ----------------------------------------------------------------------------

    Notes payable - banks                 -                           $3,017,572
    Note payable - seller                 -                            4,898,034
    Capitalized lease
     obligations payable              $117,019                           148,746
    ----------------------------------------------------------------------------
                                       117,019                         8,064,352

   Less current portion                 79,457                         8,024,160
   -----------------------------------------------------------------------------
   Long-term debt                      $37,562                         $  40,192
   =============================================================================

     The Company leases equipment under capital leases, which expire at various dates through December 2007. The leases require monthly aggregate payments of $11,064, including interest at 9.35%. Proceeds of approximately $674,000 were received during 2002 upon the sale of certain leased equipment, which amount was remitted to the owners of the equipment.

     At December 31, 2002, the Company had in place three notes payable to banks and a note payable - seller, related to its discontinued Kolar, Inc.
     operation. The notes payable - banks were each collateralized and called for monthly installments, each under independent terms and conditions. The note payable -- seller totaled approximately $4,898,000.

     In February 2003, the Company consummated the public offering of 2,300,000 shares of common stock, which provided the Company with net proceeds of $7,662,000.

     Each of the notes payable to banks and the note payable - seller were extinguished in conjunction with the February 2003 public offering of the Company's common stock. In conjunction with the repayment of the note payable -- seller, the Company recognized a gain of $2,431,233.


5.   INCOME TAXES:

     There was no provision for income taxes for the quarter ended March 31, 2003 due to the utilization of federal and state net operating loss carryforwards.


6.   CONTINGENCIES:


     In connection with the publication of a newspaper article about the Company prior to the public offering of 2,300,000 common shares on February 19, 2003, the Company may, upon the occurrence of certain future events through February 19, 2004, be required to return to certain investors all or part of their purchase price. The net proceeds to the Company from the offering therefore could be reduced.

                                                        CPI AEROSTRUCTURES, INC.

        Item 2 - Management's Discussion and Analysis of Financial Condition and
                                                           Results of Operations
--------------------------------------------------------------------------------


The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of the Company's products and the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

Critical Accounting Policies

     Revenue Recognition

We recognize revenue from our contracts over the contractual period under the percentage-of-completion (POC) method of accounting. Under the POC method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned "Costs and estimated earnings in excess of billings on uncompleted contracts." Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period the change becomes known. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting.

     Income Taxes

We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We record a valuation allowance that represents federal and state operating loss carryforwards for which utilization is uncertain. Management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. The valuation allowance would need to be adjusted in the event future taxable income is materially different than amounts estimated. We have recorded valuation allowances of $1,987,000 and $3,810,000 against our deferred tax assets at March 31, 2003 and December 31, 2002, respectively.

Material Changes in Results of Operations

The Company's revenue for the three months ended March 31, 2003 was $6,007,447 compared to $4,691,784 for the same period last year, representing an increase of $1,315,663 or 28%. This increase is largely attributable to an increase in the number and value of government contracts awarded to the Company. During the three months ended March 31, 2003, new contract awards totaled $11,967,000, an increase of 56% compared with last year's total of $7,650,000. A portion of the new contract awards was shipped during the quarter.

Gross profit for the three months ended March 31, 2003 increased by $763,519 or 54%, compared with the same period last year. As a percentage of revenue, gross profit for the three months ended March 31, 2003 was 36% compared to 30% for the same period last year, due primarily to a more favorable product mix.

                                                        CPI AEROSTRUCTURES, INC.
--------------------------------------------------------------------------------
Selling, general, and administrative expenses for the three months period ended March 31, 2003 were $722,919, an increase of $303,048, or 72%, compared with the same period last year. This increase is largely due to bank, legal and accounting fees associated with the early extinguishment of the debt. The remaining balance reflects increased spending associated with the higher level of business activity.

The resulting income from operations, for the three months ended March 31, 2003, was $1,442,982, a 47% improvement over the $982,510 reported in the same period last year.

Interest expense increased by $98,290 for the three months ended March 31, 2003, compared to the same period last year. The increase in interest expense is due primarily to bank fees associated with the early extinguishment of approximately $2,433,000 of the Company's bank debt in February 2003. Included in other income for the three months ended March 31, 2003, is a gain of $253,332 from the sale of a building included in assets held for sale - discontinued operations and a gain of $2,431,233 from the early extinguishment of a the note payable-seller.

Income from continuing operations for the three months ended March 31, 2003 was $3,737,203, which includes a gain on the extinguishment of debt of $2,431,233, compared with $931,433 for the same period last year. Due to losses incurred in prior years, the Company was able to partially realize the benefit of its net operating loss carryforward during the quarter, resulting in a reversal of $1,823,000 of the previously established valuation allowance and no provision for taxes for the three months ended March 31, 2003. As a result, net income for the quarter was $3,990,535, or $1.04 per share, compared with $558,433, or $0.21 per share for the same period last year. Diluted earnings per share, for the three months ended March 31, 2003, were $0.93, calculated utilizing 4,311,529 diluted average shares outstanding for the period, compared with diluted net income per share of $0.21, calculated utilizing 2,706,197 diluted average shares outstanding for the same period last year.

Material Changes in Financial Condition

At March 31, 2003, the Company had working capital of $13,693,160, compared with $1,975,574, at December 31, 2002, an increase of $11,717,586. This increase is primarily attributable to the public offering of 2,300,000 shares of common stock consummated in February 2003, which provided the Company with net proceeds of $7,662,000 and the net income of $3,990,535. The net proceeds of the offering were used to repay approximately $2,433,000 of the Company's bank debt, and approximately $4,898,000 of note payable - seller, plus accrued interest of approximately $199,000. The Company recognized a gain of approximately $2,431,000 on the extinguishment of the note payable-seller. The remaining net proceeds of the public offering of $2,529,000 were available to fund continuing operations.

A large portion of the Company's cash is used in paying for materials and processing costs associated with contracts that are in process and which do not provide for progress payments. These costs are components of "Costs and estimated earnings in excess of billings on uncompleted contracts" on the Company's balance sheet and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms.

Net cash used by operating activities for the three months ended March 31, 2003 was $829,291, compared with net cash used in operating activities $141,270 for the same period last year.

Liquidity and Capital Resources

The Company currently finances its operations through a combination of existing resources and cash provided by operations. Liquidity and capital resources were significantly improved as a result of the consummation of the public offering in February 2003.

The Company is presently negotiating with certain bank lenders to establish a new revolving credit facility that will give the Company greater flexibility. The Company believes that the cash flow generated by operating activities and the availability of the additional facility will provide sufficient resources to meet the growing needs of the Company for the foreseeable future.

                                                        CPI AEROSTRUCTURES, INC.
--------------------------------------------------------------------------------
Contractual Obligations

The table below summarizes information about our contractual obligations as of March 31, 2003 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

----------------------------------------- --------------------------------------------------------------------------------------
Contractual Obligations                                                Payments Due By Period ($)
----------------------------------------- --------------------------------------------------------------------------------------
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
                                              Total             Less than        1-3 years         4-5 years       After 5 years
                                                             1 year
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
Short-Term Debt                                 -0-               -0-              -0-              -0-             -0-
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
Capital Lease Obligations                    117,019           79,457             20,096          17,466            -0-
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
Operating Leases                                -0-               -0-              -0-             -0-              -0-
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
Employment Agreement Compensation *         1,215,322          495,100           720,222           -0-              -0-
---------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
Total Contractual Cash Obligations          1,332,341          574,557           740,318          17,466            -0-
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------

* The employment agreements provide for bonus payments that are excluded from these amounts.

                                                        CPI AEROSTRUCTURES, INC.
--------------------------------------------------------------------------------


Item 3 - Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of our disclosure controls and procedures was made under the supervision and with the participation of the Company's management, including the chief executive officer and acting chief financial officer (our executive officer and principal financial officer). Based on that evaluation, he concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of his evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.



Part II:  Other

        Item 6 - Exhibits and Reports on Form 8-K

          a)   No Exhibits

          b) During the three months ended March 31, 2003, a Current Reports on Form 8-K, dated March 31,2003, was filed by the Company with the Securities and Exchange Commission, reporting events under Items 7 and 12.

                                                        CPI AEROSTRUCTURES, INC.
--------------------------------------------------------------------------------

                                    SIGNATURE


         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CPI AEROSTRUCTURES, INC.



Dated:   May 15, 2003               By:  /S/ Arthur August
                                         ------------------------------
                                          Arthur August
                                          Chairman of the Board



Dated:   May 15, 2003               By:  /S/ Edward J. Fred
                                         ----------------------------
                                         Edward J. Fred
                                         Chief Executive Officer,
                                         President, acting Chief
                                         Financial  Officer  (Principal
                                         Executive, Accounting  and  Financial
                                         Officer), Secretary and Director


                      SECTION 302 CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of CPI Aerostructures, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:  May 15, 2003
                                    /s/ Edward J. Fred
                                    ---------------------
                                    Edward J. Fred
                                    Chief Executive Officer, President,
                                    acting Chief Financial Officer and
                                    Secretary (Principal Executive
                                    and Financial Officer)

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

4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officers and I have indicated in quarterly annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 15, 2003                     /s/ Edward J. Fred
                                       -----------------------
                                       Name:   Edward J. Fred
                                       Title:  Chief Executive Officer,
                                               President, acting Chief Financial
                                               Officer and Secretary (Principal
                                               Executive and Financial Officer)