Form 10QSB
period 2003-06-30
CPI AEROSTRUCTURES INC
filed 2003-08-07
CIK 889348

CPI AEROSTRUCTURES, INC.
________________________________________________________________________________




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                          Commission File Number 1-11398
ended June 30, 2003



                            CPI AEROSTRUCTURES, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)





           New York                                    11-2520310
---------------------------------------     -----------------------------------
    (State or Other Jurisdiction            (IRS Employer Identification Number)
  of Incorporation or Organization)


                    200A EXECUTIVE DRIVE, EDGEWOOD, NY 11717
                    (Address of Principal Executive Offices)



                         Telephone number (631) 586-5200
                 (Issuer's Telephone Number Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____



The number of shares of common stock, par value $.001 per share, outstanding was 5,112,352 as of July 31, 2003.

                                                        CPI AEROSTRUCTURES, INC.
                                                                           INDEX
________________________________________________________________________________


Part I:  Financial Information:


        Item 1 - Condensed Consolidated Financial Statements:


                Independent Accountant's Report                                3

                Balance Sheets as of June 30, 2003 (Unaudited) and             4
                 December 31, 2002

                Statements of Income for the Three Months and Six Months ended
                 June 30, 2003 (Unaudited) and 2002 (Unaudited)                5

                Statements of Cash Flows for the Six Months ended June 30, 2003
                 (Unaudited) and 2002 (Unaudited)                              6

                Notes to Financial Statements (Unaudited)                      7

        Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           10

        Item 3 - Controls and Procedures                                      14

Part II.  Other

        Item 2 - Changes in Securities and Use of Proceeds                    14

        Item 4 - Submission of Matters to a vote of Security Holders          15

        Item 6 - Exhibits and Reports on Form 8-K                             15


        Signatures and Certifications                                         16

                                                        CPI AEROSTRUCTURES, INC.
________________________________________________________________________________
Part I: Financial Information:

        Item 1 - Consolidated Financial Statements




INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
CPI Aerostructures, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of CPI Aerostructures, Inc. and Subsidiary as of June 30, 2003, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are responsibility of the company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the condensed consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above in order for them to be in conformity with accounting principles generally accepted in the United States of America.


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



/s/ Goldstein Golub Kessler LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

July 17, 2003

                                                        CPI AEROSTRUCTURES, INC.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
________________________________________________________________________________


                                                                                          June 30,        December 31,
                                                                                            2003            2002
                                                                                        (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash                                                                                   $2,981,271      $      91,537
  Accounts receivable                                                                     2,393,412          2,331,775
  Costs and estimated earnings in excess of billings on uncompleted
      contracts                                                                          13,323,751         11,382,106
  Deferred income taxes, net of valuation allowance of $231,000 and                         651,000            651,000
        $900,000, respectively
  Prepaid expenses and other current assets                                                  47,570            465,498
  Assets held for sale - discontinued operations                                                ---            280,676
------------------------------------------------------------------------------------------------------------------------------------

      Total current assets                                                               19,397,004         15,202,592

Property, plant and equipment, net                                                          254,602            222,928
Deferred income taxes, net of valuation allowance of $1,268,000
  and $2,910,000, respectively                                                                  ---                ---
Other assets                                                                                179,226            179,226

------------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                      $19,830,832        $15,604,746
====================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                       $4,123,314       $  4,574,678
  Accrued expenses                                                                          168,283            628,180
  Current portion of long-term debt                                                          50,172          8,024,160

------------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                           4,341,769         13,227,018
Long-term debt                                                                               35,050             40,192

------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                   4,376,819         13,267,210
------------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity:
  Common stock - $.001 par value; authorized 50,000,000 shares,
   5,110,852 and 2,785,668 issued and outstanding                                             5,111              2,786
  Additional paid - in capital                                                           20,468,453         12,613,974
  Accumulated deficit                                                                    (5,019,551)       (10,279,224)
------------------------------------------------------------------------------------------------------------------------------------

      Shareholders' equity                                                               15,454,013          2,337,536

------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                                        $19,830,832        $15,604,746
====================================================================================================================================

                        See Notes to Condensed Consolidated Financial Statements

                                                        CPI AEROSTRUCTURES, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
________________________________________________________________________________


                                            For the Three Months Ended  June 30,    For the Six Months Ended June 30,

                                                    2003                    2002                2003             2002
                                                             (Unaudited)                              (Unaudited)
------------------------------------------------------------------------------------------------------------------------

Revenue                                               $6,894,217        $6,208,350         $12,901,664      $10,900,134
Cost of sales                                          4,878,787         4,381,557           8,720,333        7,670,960
------------------------------------------------------------------------------------------------------------------------

Gross profit                                           2,015,430         1,826,793          4,181,331         3,229,174
Selling, general and administrative expenses             916,401           604,903          1,639,320         1,024,774
------------------------------------------------------------------------------------------------------------------------
Income from operations                                 1,099,029         1,221,890          2,542,011         2,204,400
------------------------------------------------------------------------------------------------------------------------
Other income (expense):
  Interest/other income                                    5,110           13,961              7,764             4,260
  Interest expense                                        (1,668)         (91,592)          (141,334)         (132,968)
  Gain on extinguishment of debt                           -----             -----         2,431,233             -----
------------------------------------------------------------------------------------------------------------------------
Total other income (expenses), net                         3,442          (77,631)         2,297,663          (128,708)
------------------------------------------------------------------------------------------------------------------------

Income from continuing operations                      1,102,471        1,144,259          4,839,674          2,075,692
Gain on sale of assets held for sale
 - discontinued operations                               166,667            -----            419,999            -----
------------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes               1,269,138       1,144,259           5,259,673         2,075,692
Provision for income taxes                                -----         (157,000)            -----            (530,000)
-----------------------------------------------------------------------------------------------------------------------
Net income                                            $1,269,138        $987,259          $5,259,673    $    1,545,692
========================================================================================================================

Basic net income per common share:
  Income from continuing operations                   $     0.22        $   0.36               $1.08           $  0.58
  Gain on sale of assets held  for sale
    - discontinued operations                              0.03             -----                0.09            -----
------------------------------------------------------------------------------------------------------------------------
Earnings per common share - basic                     $    0.25        $     0.36               $1.17           $ 0.58
========================================================================================================================

Diluted net income per common share:
  Income from continuing operations                   $    0.19         $    0.31               $0.97          $  0.51
  Gain on sale of assets held for sale
     - discontinued operations                             0.03             -----                0.08            -----
------------------------------------------------------------------------------------------------------------------------
Earnings per common share - diluted                   $    0.22          $   0.31               $1.05           $ 0.51
========================================================================================================================

Shares used in computing earnings per common share:
  Basic                                               5,110,852         2,709,556           4,483,302        2,683,446
  Diluted                                             5,763,975         3,214,339           5,029,016        3,004,859
------------------------------------------------------------------------------------------------------------------------

                        See Notes to Condensed Consolidated Financial Statements

                                                        CPI AEROSTRUCTURES, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
________________________________________________________________________________



For the Six Months Ended June 30,                                                              2003               2002

                                                                                                     (Unaudited)
-------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income from continuing operations                                                  $4,839,674         $1,545,692
  Adjustments to reconcile net income from continuing operations to net cash used in operating activities:
    Depreciation and amortization                                                            55,709             19,782
    Warrants issued for consulting fees                                                      15,663              3,638
    Common stock issued for bank fees                                                        84,473             13,109
    Gain on extinguishment of debt                                                       (2,431,233)             -----
Deferred portion of provision for income taxes                                                  ---            530,000
    Changes in operating assets and liabilities:
      (Increase) Decrease in accounts receivable                                            (61,637)           519,912
      Increase in costs and estimated earnings in excess of billings on
      uncompleted contracts                                                              (1,941,645)        (1,652,570)
      Decrease in prepaid expenses and other current assets                                 417,928             31,053
      Decrease in other assets                                                                -----              1,000
      Decrease in accounts payable and accrued expenses                                    (911,261)        (1,213,472)
------------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) operating activities                                67,671           (201,856)

Cash used in investing activities - purchase of property, plant and equipment               (87,383)           (18,379)

------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net repayment of long-term debt                                                        (5,547,898)        (2,641,081)
  Proceeds from exercise of stock options                                                     -----             84,102
  Proceeds from public offering                                                           7,756,668                ---
------------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in)  financing activities                            2,208,770         (2,556,979)
------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) continuing operations                                      2,189,058         (2,777,214)
Net cash from discontinued operations                                                       700,676          2,904,965
------------------------------------------------------------------------------------------------------------------------

Net increase in cash                                                                      2,889,734            127,751
Cash at beginning of period                                                                  91,537            180,578

------------------------------------------------------------------------------------------------------------------------

Cash at end of period                                                                    $2,981,271       $    308,329

========================================================================================================================

Supplemental disclosures of cash flow information:

 Cash paid during the period for:
   Interest                                                                                 $62,552       $     79,635
========================================================================================================================


   Income taxes                                                                              $8,410        $    13,355
========================================================================================================================


                        See Notes to Condensed Consolidated Financial Statements

                                                        CPI AEROSTRUCTURES, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
________________________________________________________________________________


 1.       INTERIM FINANCIAL STATEMENTS:

          The financial statements as of June 30, 2003 and for the six months ended June 30, 2003 and 2002 are unaudited, however, in the opinion of the management of the Company, these financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of operations for such interim periods are not necessarily indicative of the results to be obtained for a full year.

          The Company has elected to apply Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options issued to employees (intrinsic value) and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income and income per common share would have been adjusted as follows:

          Three months ended June 30,                  2003             2002
          ----------------------------------------------------------------------
          Net income - as reported                   $1,269,138     $   987,259
             Deduct:  Total stock-based employee
             compensation expense determined
             under fair value based method for
             all awards, net of related tax effects     165,515       1,233,910

          ----------------------------------------------------------------------
          Net income (loss) - pro forma             $1,103,623        $(246,651)
          ======================================================================
          Basic income per share - as reported             .25         $   0.36

          Basic income (loss) per share - pro forma     $ 0.22         $  (0.09)
          Diluted income per share - as reported        $ 0.22         $   0.31
          Diluted income (loss) per share - pro forma   $ 0.19         $  (0.09)
          ======================================================================

          Six months ended June 30,                    2003              2002
          ----------------------------------------------------------------------
          Net income - as reported                  $5,259,673       $1,545,692
              Deduct:  Total stock-based employee
              compensation expense determined
              under fair value based method for
              all awards, net of related tax effects   240,334        1,695,092

          ----------------------------------------------------------------------
          Net income (loss) - pro forma             $5,019,339        $(149,400)
          ======================================================================
          Basic income per share - as reported          $ 1.17         $   0.58
          Basic income (loss) per share - pro forma     $ 1.12         $  (0.06)
          Diluted income per share - as reported        $ 1.05         $   0.51
          Diluted income (loss) per share - pro forma   $ 1.00         $  (0.06)
          ======================================================================

                                                        CPI AEROSTRUCTURES, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
________________________________________________________________________________


2.   COSTS  AND  ESTIMATED   EARNINGS  IN  EXCESS  OF  BILLINGS  ON  UNCOMPLETED
     CONTRACTS:

     Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

                                                        June 30, 2003
     ---------------------------------------------------------------------------------------

                                             U.S.
                                           Government         Commercial           Total
     ----------------------------------------------------------------------------------------

     Costs incurred on uncompleted
      contracts                             $19,547,992        $13,154,080        $32,702,072
     Estimated earnings                       9,635,613          6,004,765         15,640,378
     -----------------------------------------------------------------------------------------

                                             29,183,605         19,158,845         48,342,450
     Less billings to date                   17,889,440         17,129,259         35,018,699

     -----------------------------------------------------------------------------------------
      Costs and estimated earnings
      in excess of billings on
      uncompleted contracts                 $11,294,165         $2,029,586        $13,323,751
     =========================================================================================



                                                        December 31, 2002
     ----------------------------------------------------------------------------------------

                                             U.S.
                                          Government         Commercial           Total
     ----------------------------------------------------------------------------------------

     Costs incurred on uncompleted
      contracts                             $13,272,589        $13,068,603        $26,341,192
     Estimated earnings                       6,508,822          5,969,156         12,477,978
     -----------------------------------------------------------------------------------------

                                             19,781,411         19,037,759         38,819,170
     Less billings to date                   10,429,184         17,007,880         27,437,064

     -----------------------------------------------------------------------------------------
     Costs and estimated earnings
     in excess of billings on
     uncompleted contracts                  $9,352,227        $ 2,029,879         $11,382,106
     =========================================================================================

                                                        CPI AEROSTRUCTURES, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
________________________________________________________________________________

3.   EARNINGS PER COMMON  SHARE:

     Basic earnings per common share are computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 653,123 and 545,714 were used in the calculation of diluted earnings per common share in the three-month and six-month periods, ended June 30, 2003, respectively.

4.   DEBT and EQUITY:

     Debt consists of the following:


                                June 30, 2003        December  31, 2002
    ----------------------------------------------------------------------------


     Notes payable - banks         -----                 $3,017,572
     Note payable - seller         -----                  4,898,034
     Capitalized lease
        obligations payable     $ 85,222                    148,746
    ----------------------------------------------------------------------------
                                  85,222                  8,064,352
     Less current portion         50,172                  8,024,160

    ----------------------------------------------------------------------------
     Long-term debt             $ 35,050                  $  40,192
    ============================================================================


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

5.   INCOME TAXES:

     There was no provision for income taxes for the quarter ended June 30, 2003
     due  to  the   utilization   of  federal  and  state  net  operating   loss
     carryforwards.

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

                                                      CPI  AEROSTRUCTURES,  INC.
          Item2- Management's Discussion and Analysis of Financial Condition and Results of Operations
________________________________________________________________________________


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

Critical Accounting Policies

     Revenue Recognition

Revenue is recognized from contracts over the life of the contract utilizing the percentage-of-completion (POC) method of accounting. Under the POC method of accounting, revenue and gross profit are recognized as work is performed, based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenue that will not be billed under the terms of the contract until a later date are recorded as an asset captioned "Costs and estimated earnings in excess of billings on uncompleted contracts." Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period the change becomes known. The use of the POC method of accounting involves considerable use of estimates in determining revenue, costs and profits and in assigning the amounts to accounting periods. We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting.

     Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We record a valuation allowance that represents federal and state operating loss carryforwards for which utilization is uncertain. Management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. The valuation allowance would need to be adjusted in the event future taxable income is materially different than amounts estimated. Valuation allowances of $1,499,000 and $3,810,000 have been recorded against our deferred tax assets at June 30, 2003 and December 31, 2002, respectively.

Material Changes in Results of Operations

The Company's revenue, for the three months ended June 30, 2003 was $6,894,217, compared with $6,208,350 for the three months ended June 30, 2002, an increase of $685,867, or 11%. For the six months ended June 30, 2003, revenue increased $2,001,530, or 18% to $12,901,664, compared to $10,900,134 for the same period last year.

The increases in both the three-month and six-month periods are primarily due to the increase in the value of government contracts awarded to the Company. During the second quarter of this year, new contract awards were $7.5 million, compared with $5.7 million in the same quarter last year. For the six months ended June 30, 2003, new contract awards totaled $19.4 million, an increase of $6.1 million or 46%, compared with last year's new contract awards of $13.3 million.

                                                      CPI  AEROSTRUCTURES,  INC.
          Item2- Management's Discussion and Analysis of Financial Condition and Results of Operations
________________________________________________________________________________

Gross profit for the three months ended June 30, 2003 was $2,015,430, or 29% of revenue, compared with $1,826,793, or 29% of revenue for the quarter ended June 30, 2002. For the six months ended June 30, 2003 gross profit was $4,181,331, or 32% of revenue, compared with $3,229,174, or 30% of revenue for the first six months of last year. The improvement in gross profit margin as a percentage of sales is due primarily to a more favorable product mix.

Selling, general, and administrative expenses for the three months ended June 30, 2003 were $916,401, or 13% of revenue, compared with $604,903, or 10% of revenues for the same period last year. For the six-month period ended June 30, 2003, selling, general and administrative expenses were $1,639,320, or 13% of revenue, compared with $1,024,774, or 11% of revenues for the same period last year.

During the quarter ended June 30, 2003, selling, general and administrative expenses increased reflecting our higher level of business activity with increased costs in salaries, bonuses, travel and entertainment and public relations costs. For the six months ended June 30, 2003, selling, general and administrative expenses increased reflecting higher banking, legal and accounting fees associated with the early extinguishment of the debt, as well as the increased costs associated with the higher level of business activity mentioned above.

The resulting income from operations, for the three months ended June 30, 2003 was $1,099,029, or 16% of revenue, compared with $1,221,890, or 20% of revenue for the same period last year. For the six months ended June 30, 2003, income from operations was $2,542,011, or 20% of revenue, compared with $2,204,400, or 20% of revenue for the same period last year.

Interest expense for the three months ended June 30, 2003 was $1,668, compared with $91,592 for the same period last year. Interest expense for the six months ended June 30, 2003 was $141,334, compared with $132,968 for the same period last year. In February of 2003, the Company's early extinguishment of approximately $2,433,000 of bank debt resulted in larger interest charges in the first quarter of fiscal 2003, however, the second quarter of fiscal 2003 benefited from the significant reduction in interest bearing debt. Included in other income for the six months ended June 30, 2003, is a gain of $2,431,233 from the early extinguishment of a note payable-seller.

Income from continuing operations for the three months ended June 30, 2003 was $1,102,471, or 16% of revenue, as compared with $1,144,259, or 18% of revenue for the same period last year. For the six months ended June 30, 2003, income from continuing operations was $4,839,674, or 38% of revenue, compared with $2,075,692, or 19% of revenue for the same period last year. The increase in income from continuing operations for the six-month period reflects a gain on the early extinguishment of debt of $2,431,233 which was realized in conjunction with the public offering of 2,300,000 shares of the Company's common stock in February 2003 as well as the variations discussed above.

During the first and second quarters of fiscal 2003, the Company realized one time gains on the disposal of assets held for sale - discontinued operations of $253,332 and $166,667, respectively compared to no such amounts in the prior year periods.

As a result, income before provision for income taxes for the three months ended June 30, 2003 was $1,269,138, or 18% of revenue, compared with $1,144,259, or
18% of revenue for the same period last year. For the six months ended June 30, 2003, income before provision for income taxes was $5,259,673, or 41% of revenue, compared with $2,075,692, or 19% of revenue for the same period last year. Due to losses incurred in prior years, the Company was able to partially realize the benefit of its net operating loss carryforward during the quarter and six month periods, resulting in a reversal of a previously established valuation allowance and no provision for taxes for the three-month and six-month periods ended June 30, 2003.

                                                      CPI  AEROSTRUCTURES,  INC.
          Item2- Management's Discussion and Analysis of Financial Condition and Results of Operations
________________________________________________________________________________

Net income for the quarter was $1,269,138, or $0.25 per share, compared with $987,259, or $0.36 per share for the same period last year. For the six months ended June 30, 2003, net income was $5,259,673, or $1.17 per share, compared with $1,545,692, or $0.58 per share for the same period last year.

Diluted earnings per share, for the three months ended June 30, 2003, were $0.22, calculated utilizing 5,763,975 diluted average shares outstanding for the period, compared with diluted net income per share of $0.31, calculated utilizing 3,214,339 diluted average shares outstanding for the same period last year.

Diluted earnings per share, for the six months ended June 30, 2003, were $1.05, calculated utilizing 5,029,016 diluted average shares outstanding for the period, compared with diluted net income per share of $0.51, calculated utilizing 3,004,859 diluted average shares outstanding for the same period last year.

Material Changes in Financial Condition

At June 30, 2003, the Company had working capital of $15,055,235, compared with $1,975,574, at December 31, 2002, an increase of $13,079,661. This increase is primarily attributable to the public offering of 2,300,000 shares of common stock consummated in February 2003, which provided the Company with net proceeds of $7,662,000 and year to date net income of $5,259,673. The net proceeds of the offering were used to repay approximately $2,433,000 of the Company's bank debt, and approximately $4,898,000 of note payable - seller, at a discount of $2,431,000, plus accrued interest of approximately $233,000. The discount was recorded as a gain on the early extinguishment of the note payable-seller. The remaining net proceeds of the public offering of $2,529,000 were available to fund continuing operations.

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

Net cash provided by operating activities for the six-month period ended June 30, 2003 was $67,671, compared with net cash used in operating activities of $201,856 for the same period last year.

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

                                                      CPI  AEROSTRUCTURES,  INC.
          Item2- Management's Discussion and Analysis of Financial Condition and Results of Operations
________________________________________________________________________________

Contractual Obligations

The table below summarizes contractual obligations as of June 30, 2003 and the effects these obligations are expected to have on liquidity and cash flow in the future years.

Contractual Obligations                                                Payments Due By Period ($)
------------------------------------- --------------------------------------------------------------------------------------

                                          Total             Less than        1-3 years         4-5 years       After 5 years
                                                             1 year
------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
Short-Term Debt                            -0-               -0-              -0-               -0-             -0-

------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
Capital Lease Obligations                 85,222           50,172            19,977           15,073            -0-

------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
Operating Leases                          -0-                -0-              -0-               -0-             -0-

------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
Employment Agreement Compensation *    1,370,780          624,640           746,140             -0-             -0-

------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
Total Contractual Cash Obligations     1,456,002          674,812           766,117           15,073            -0-
------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------

* The employment agreements provide for bonus payments that are excluded from these amounts.

                                                      CPI  AEROSTRUCTURES,  INC.
________________________________________________________________________________


Item 3. - Controls and Procedures

     An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II:  Other

Item 2. - Change in Securities and Use of Proceeds

c)   Recent sale of Unregistered Securities

     During the three months ended June 30, 2003, the Company made the following sales of unregistered securities:


                                           Consideration Received
                                              and Description of
                                            Underwriting or Other      Exemption
                                             Discounts to Market          from
     Date of      Title of    Number Sold     Price Afforded to       Registration     If Option, Warrant or Convertible
        Sale      Security   or Forfeited         Purchaser             Claimed      Security, Terms of Exercise or Conversions
     ----------- ----------- ------------- ------------------------- --------------- -------------------------------------------

       4/4/03    Common         5,184      Common Shares issued to        4(2)                          N/A
                 Shares                    former investment
                                           banker upon exercise of
                                           warrants;  no cash
                                           consideration received
                                           by the company.
     ----------- ----------- ------------- ------------------------- --------------- -------------------------------------------
     4/1/03 to   Common        100,000     Options to purchase            4(2)       35,000 exercisable on the date of grant;
      6/12/03    Stock                     common stock issued                       15,000 exercisable on the one year
                                           pursuant to the 1995                      anniversary of grant.  In both cases
                                           Stock Option Plan and                     options have a five-year term.  50,000
                                           the Performance Equity                    exercisable one-half on the first
                                           Plan 2000; no cash                        anniversary of the date of grant and
                                           consideration received                    one-half on the second anniversary of the
                                           by the Company                            date of grant, with a ten-year term.
                                                                                     Option prices range from $6.45 to $7.19
                                                                                     per share.
     ----------- ----------- ------------- ------------------------- --------------- -------------------------------------------

                                                      CPI  AEROSTRUCTURES,  INC.
________________________________________________________________________________
Item 4. - Submission of Matters to a vote of Security Holders

a)   An  Annual  Meeting  of  Shareholders  was held on June 12,  2003  ("Annual
     Meeting")

b) The election of directors was the only matter voted upon at the Annual Meeting as follows:

     A.C.Providenti was re-elected to serve as a director until the Company's annual meeting in 2005 and until his successor is elected and qualified. Eric Rosenfeld and Walter Paulick were re-elected to serve as directors until the Company's annual meeting in 2006 and until his successor is elected and qualified. For all three directors, 4,603,135 votes were cast in favor of the re-election and 11,388 votes withheld authority. Arthur August, Edward J. Fred and Kenneth McSweeney's term of offices as directors continued after the meeting.

Item 6 - Exhibits and Reports on Form 8 - K

a)   Exhibit  31--Rule  13a-14  (a)  and  15d-14  (a)   Certifications   Exhibit
     32--Section 1350 Certifications

b) During the three months ended June 30, 2003, no Current Reports on Form 8-K, were filed by the Company.

                                    SIGNATURE


         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CPI AEROSTRUCTURES, INC.



Dated:   August 7, 2003          By:  /S/ Edward J. Fred
                                 -----------------------------
                                 Edward J. Fred
                                 Chief  Executive  Officer,  President,
                                (Principal  Executive  Officer),
                                 Secretary and Director



Dated:   August 7, 2003          By:  /S/ Anthony M. D'Agostino
                                 -----------------------------
                                 Anthony M. D'Agostino
                                 Chief Financial Officer,
                                 (Principal Accounting and Financial Officer)