Form 10QSB
period 2003-09-30
CPI AEROSTRUCTURES INC
filed 2003-11-12
CIK 889348

CPI AEROSTRUCTURES, INC.
--------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                          Commission File Number 1-11398
ended September 30, 2003



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____



The number of shares of common stock, par value $.001 per share, outstanding was 5,285,353 as of October 31, 2003.

                                                        CPI AEROSTRUCTURES, INC.
                                                                           INDEX
--------------------------------------------------------------------------------


Part I:  Financial Information:


       Item 1 - Condensed Consolidated Financial Statements:


          Independent Accountant's Report                                     3

          Balance Sheets as of September 30, 2003 (Unaudited) and
          December 31, 2002                                                   4

          Statements of Income for the Three Months and Nine Months ended
          September 30, 2003 (Unaudited) and 2002 (Unaudited)                 5

          Statements of Cash Flows for the Nine Months ended
          September 30, 2003 (Unaudited) and 2002 (Unaudited)                 6

          Notes to Financial Statements (Unaudited)                           7

       Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          11

       Item 3 - Controls and Procedures                                       15

Part II.  Other

       Item 2 - Changes in Securities and Use of Proceeds                     15


       Item 6 - Exhibits and Reports on Form 8-K                              16


       Signatures and Certifications                                          17

Part I:  Financial Information:

               Item 1 - Consolidated Financial Statements:



                                                        CPI AEROSTRUCTURES, INC.
--------------------------------------------------------------------------------

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
CPI Aerostructures, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of CPI Aerostructures, Inc. and Subsidiary as of September 30, 2003, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are responsibility of the company's management.

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




/s/ Goldstein Golub Kessler LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York
October 15, 2003

                                                        CPI AEROSTRUCTURES, INC.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                      September 30,        December 31,
                                                                                           2003                 2002
                                                                                        (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash                                                                                   $3,712,088      $      91,537
  Accounts receivable                                                                     2,334,365          2,331,775
  Costs and estimated earnings in excess of billings on uncompleted
      contracts                                                                          15,620,556         11,382,106
  Deferred income taxes, net of valuation allowance of $928,000 and                         651,000            651,000
        $900,000, respectively
  Prepaid expenses and other current assets                                                  67,537            465,498
  Assets held for sale - discontinued operations                                                ---            280,676
------------------------------------------------------------------------------------------------------------------------------------

      Total current assets                                                               22,385,546         15,202,592

Property, plant and equipment, net                                                          313,626            222,928
Deferred income taxes, net of valuation allowance of $ -0-
  and $2,910,000, respectively                                                                  ---                ---
Other assets                                                                                179,226            179,226

------------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                      $22,878,398        $15,604,746
====================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                       $4,495,119       $  4,574,678
  Accrued expenses                                                                          340,055            628,180
  Current portion of long-term debt                                                          20,196          8,024,160

------------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                           4,855,370         13,227,018
Long-term debt                                                                               32,656             40,192

------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                   4,888,026         13,267,210
------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies
Shareholders' equity:
  Common stock - $.001 par value; authorized 50,000,000 shares,
   5,285,353 and 2,785,668 issued and outstanding                                             5,286              2,786
  Additional paid - in capital                                                           21,159,833         12,613,974
  Accumulated deficit                                                                    (3,174,747)       (10,279,224)
------------------------------------------------------------------------------------------------------------------------------------
      Shareholders' equity                                                               17,990,372          2,337,536

------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                                        $22,878,398        $15,604,746
====================================================================================================================================



                        See Notes to Condensed Consolidated Financial Statements



                                                        CPI AEROSTRUCTURES, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------


                                             For the Three Months Ended Sept 30,      For the Nine Months Ended Sept 30,
                                                        2003              2002              2003             2002
                                                                (Unaudited)                        (Unaudited)
------------------------------------------------------------------------------------------------------------------------

Revenue                                               $7,851,067        $7,088,614       $20,752,731       $17,988,748
Cost of sales                                          5,329,091         4,878,932        14,049,424        12,549,892
------------------------------------------------------------------------------------------------------------------------

Gross profit                                           2,521,976         2,209,682         6,703,307         5,438,856
Selling, general and administrative expenses             723,160           775,867         2,362,480         1,800,641
------------------------------------------------------------------------------------------------------------------------
Income from operations                                 1,798,816         1,433,815         4,340,827         3,638,215
------------------------------------------------------------------------------------------------------------------------

Other income (expense):
  Interest/other income (expense)                         5,577               (618)           13,341             3,642
  Interest (expense)                                       (825)          (185,997)         (142,159)         (318,965)
  Gain on extinguishment of debt                           -----             -----         2,431,233             -----
------------------------------------------------------------------------------------------------------------------------
Total other income (expenses), net                        4,752           (186,615)        2,302,415          (315,323)
------------------------------------------------------------------------------------------------------------------------

Income from continuing operations                     1,803,568          1,247,200         6,643,242         3,322,892
Gain on sale of assets held for sale
 - discontinued operations                               41,236            -----             461,235             -----
------------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes              1,844,804          1,247,200         7,104,477         3,322,892
(Provision for) benefit from income taxes                 -----              1,000             -----          (529,000)
------------------------------------------------------------------------------------------------------------------------
Net income                                           $1,844,804         $1,248,200        $7,104,477       $ 2,793,892
========================================================================================================================

Basic net income per common share:
  Income from continuing operations                   $    0.34         $     0.46             $1.40              $.03
  Gain on sale of assets held  for sale
    - discontinued operations                              0.01            -----                0.10             -----
------------------------------------------------------------------------------------------------------------------------
Earnings per common share - basic                     $    0.35        $      0.46             $1.50              $1.03
========================================================================================================================

Diluted net income per common share:
  Income from continuing operations                   $    0.29        $      0.38             $1.22            $  0.89
  Gain on sale of assets held for sale
     - discontinued operations                             0.01               -----             0.09               -----
------------------------------------------------------------------------------------------------------------------------
Earnings per common share - diluted                    $   0.30          $    0.38             $1.31             $ 0.89
========================================================================================================================

Shares used in computing earnings per common share:
  Basic                                               5,217,733          2,734,898         4,730,803          2,700,785
  Diluted                                             6,053,689          3,299,098         5,426,145          3,136,626
------------------------------------------------------------------------------------------------------------------------

                        See Notes to Condensed Consolidated Financial Statements

                                                        CPI AEROSTRUCTURES, INC.

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

For the Nine Months Ended September 30,                                                        2003               2002
                                                                                                     (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income from continuing operations                                                  $6,643,242         $2,793,892
  Adjustments to reconcile net income from continuing operations to net cash used in operating activities:
    Depreciation and amortization                                                            91,694             30,931
    Warrants issued for consulting fees                                                      60,506              5,782
    Common stock issued for bank fees                                                        88,669             26,267
    Gain on extinguishment of debt                                                       (2,431,233)             -----
    Deferred portion of provision for income taxes                                              ---            530,000
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                                        (2,590)          (684,228)
      Increase in costs and estimated earnings in excess of billings on
      uncompleted contracts                                                              (4,238,450)        (3,247,461)
      Decrease in prepaid expenses and other current assets                                 397,961             61,150
      Decrease in other assets                                                                -----              1,000
      Increase (decrease) in accounts payable and accrued expenses                         (367,684)           407,905
-----------------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) operating activities                               242,115            (74,762)

Cash used in investing activities - purchase of property, plant and equipment              (182,392)           (40,011)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net repayment of long-term debt                                                        (5,580,267)        (2,966,213)
  Proceeds from exercise of stock options                                                   642,516             84,102
  Proceeds from public offering                                                           7,756,668                ---
-----------------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in)  financing activities                            2,818,917         (2,882,111)
-----------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) continuing operations                                      2,878,640         (2,996,884)
Net cash from discontinued operations                                                       741,911          2,937,308
-----------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                           3,620,551            (59,576)
Cash at beginning of period                                                                  91,537            180,578

-----------------------------------------------------------------------------------------------------------------------------

Cash at end of period                                                                    $3,712,088       $    121,002

=============================================================================================================================

Supplemental disclosures of cash flow information:

 Cash paid during the period for:
   Interest                                                                                $108,177        $   167,015
=============================================================================================================================


   Income taxes                                                                              $8,610        $    13,355
=============================================================================================================================




                        See Notes to Condensed Consolidated Financial Statements

                                                        CPI AEROSTRUCTURES, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   INTERIM FINANCIAL STATEMENTS:

     The financial statements as of September 30, 2003 and for the nine months ended September 30, 2003 and 2002 are unaudited, however, in the opinion of the management of the Company, these financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of operations for such interim periods are not necessarily indicative of the results to be obtained for a full year.

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

     Three months ended September 30,               2003              2002
     ---------------------------------------------------------------------------
     Net income - as reported                    $1,844,804       $ 1,248,200
        Deduct:  Total stock-based employee
        compensation expense determined
        under fair value based method for
        all awards, net of related tax effects      347,967            74,819
    ----------------------------------------------------------------------------
    Net income - pro forma                       $1,496,837       $ 1,173,381
    ============================================================================
    Basic income per share - as reported              $0.35             $0.46
        Basic income per share - pro forma            $0.29             $0.43
        Diluted income per share - as reported        $0.30             $0.38
        Diluted income per share - pro forma          $0.25             $0.36
    ============================================================================


    Nine months ended September 30,                 2003              2002
    ----------------------------------------------------------------------------
    Net income - as reported                     $7,104,477        $2,793,892
       Deduct:  Total stock-based employee
       compensation expense determined
       under fair value based method for
       all awards, net of related tax effects       513,482         1,769,911
    ----------------------------------------------------------------------------
    Net income - pro forma                       $6,590,995        $1,023,981
    ============================================================================
    Basic income per share - as reported              $1.50             $1.03
    Basic income per share - pro forma                $1.39             $0.38
    Diluted income per share - as reported            $1.31             $0.89
    Diluted income per share - pro forma              $1.21             $0.33
    ============================================================================

                                                        CPI AEROSTRUCTURES, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

2.   COSTS  AND  ESTIMATED   EARNINGS  IN  EXCESS  OF  BILLINGS  ON  UNCOMPELTED
     CONTRACTS:

     Costs and estimated earnings in excess of billings on uncompleted contracts consist of:


                                      U.S.
                                   Government         Commercial           Total
-----------------------------------------------------------------------------------
Costs incurred on uncompleted
  contracts                       $27,211,678        $13,178,944        $40,390,622
Estimated earnings                 13,189,248          6,104,282         19,293,530
-----------------------------------------------------------------------------------

                                   40,400,926         19,283,226         59,684,152
Less billings to date              26,885,212         17,178,384         44,063,596
-----------------------------------------------------------------------------------
Costs and estimated earnings
 in excess of billings on
 uncompleted contracts            $13,515,714         $2,104,842        $15,620,556
====================================================================================



                                                   December 31, 2002
-----------------------------------------------------------------------------------------

                                             U.S.
                                        Government         Commercial           Total
------------------------------------------------------------------------------------------

Costs incurred on uncompleted
  contracts                             $13,272,589        $13,068,603        $26,341,192
Estimated earnings                        6,508,822          5,969,156         12,477,978
------------------------------------------------------------------------------------------

                                         19,781,411         19,037,759         38,819,170
Less billings to date                    10,429,184         17,007,880         27,437,064

------------------------------------------------------------------------------------------
Costs and estimated earnings
  in excess of billings on
  uncompleted contracts                  $9,352,227        $ 2,029,879         $11,382,106
==========================================================================================

                                                        CPI AEROSTRUCTURES, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

3.   EARNINGS PER COMMON SHARE:


     Basic earnings per common share are computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 835,956 and 695,342 were used in the calculation of diluted earnings per common share in the three-month and nine-month periods, ended September 30, 2003, respectively.

4.   DEBT AND EQUITY:

     Debt consists of the following:


                                             Sept 30,2003    Dec 31,2002
     ---------------------------------------------------------------------------
     Revolving Credit Facility                  -----            -----
     Notes payable - banks                      -----         $3,017,572
     Note payable - seller                      -----          4,898,034
     Capitalized lease obligations payable    $52,852            148,746
     ---------------------------------------------------------------------------
                                                               8,064,352
     Less current portion                      20,196          8,024,160

     ---------------------------------------------------------------------------
     Long-term debt                           $32,656          $  40,192
     ===========================================================================


     The Company leases equipment under capital leases, which expire at various dates through December 2007. The leases require monthly aggregate payments of $11,064, including interest at 9.35%. Proceeds of approximately $674,000 were received during 2002 upon the sale of certain leased equipment, which amount was remitted to the owners of the equipment.

     In September, 2003, the Company entered into a three year, $5.0 million revolving credit facility with JP Morgan Chase Bank, secured by the assets of the Company. The facility specifies interest rates that range between the Prime Rate and 225 basis points over LIBOR, depending on certain terms and conditions. The Company has not borrowed any funds pursuant to this facility.

     At December 31, 2002, the Company had in place three notes payable to banks and a note payable - seller, related to its discontinued Kolar, Inc.
     operation. The notes payable - banks were each collateralized and called for monthly installments, each under independent terms and conditions. The note payable -- seller totaled approximately $4,898,000.

     In February 2003, the Company consummated the public offering of 2,300,000 shares of common stock, which provided the Company with net proceeds of $7,757,000.

     Each of the notes payable to banks and the note payable - seller were extinguished in conjunction with the February 2003 public offering of the Company's common stock. In conjunction with the repayment of the note payable -- seller, the Company recognized a gain of $2,431,233.

                                                                               9
                            .

                                                        CPI AEROSTRUCTURES, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

5.   INCOME TAXES:

     There was no provision for income taxes for the quarter ended September 30, 2003 due to the utilization of federal and state net operating loss carryforwards.


6.   CONTINGENCIES

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

     Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We record a valuation allowance that represents federal and state operating loss carryforwards for which utilization is uncertain. Management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. The valuation allowance would need to be adjusted in the event future taxable income is materially different than amounts estimated. Valuation allowances of $928,000 and $3,810,000 have been recorded against our deferred tax assets at September 30, 2003 and December 31, 2002, respectively.

Material Changes in Results of Operations

The Company's revenue, for the three months ended September 30, 2003 was $7,851,067, compared with $7,088,614 for the three months ended September 30, 2002, an increase of $762,453, or 10.8%. For the nine months ended September 30, 2003, revenue increased $2,763,983, or 15.4% to $20,752,731, compared to
$17,988,748 for the same period last year.

The increases in both the three-month and nine-month periods are primarily due to the increase in the value of government contracts awarded to the Company. During the third quarter of this year, new contract awards increased $700,000, or 12% to $7.2 million, compared with $6.4 million in the same quarter last year. For the nine month period ended September 30, 2003, new contract awards increased $6.8 million, or 35% to $26.6 million, compared with $19.8 million for the same period last year.

                                                        CPI AEROSTRUCTURES, INC.
        Item 2 - Management's Discussion and Analysis of Financial Condition and
                                                           Results of Operations
--------------------------------------------------------------------------------


Gross profit for the three months ended September 30, 2003 was $2,521,976, or 32% of revenue, compared with $2,209,682, or 31% of revenue for the quarter ended September 30, 2002. For the nine months ended September 30, 2003 gross profit was $6,703,307, or 32% of revenue, compared with $5,438,856, or 30% of revenue for the first nine months of last year. The improvement in gross profit margin as a percentage of sales is due primarily to a more favorable product mix.

Selling, general, and administrative expenses for the three months ended September 30, 2003 were $723,160, or 9% of revenue, compared with $775,867, or 11% of revenues for the same period last year. For the nine-month period ended September 30, 2003, selling, general and administrative expenses were $2,362,480, or 11% of revenue, compared with $1,800,641, or 10% of revenues for the same period last year.

During the quarter ended September 30, 2003, selling, general and administrative expenses decreased $52,707, or 7%, reflecting a decrease in our legal and accounting costs, compared with the prior year, offset by smaller increases in other general and administrative costs associated with the higher level of business activity. For the nine months ended September 30, 2003, selling, general and administrative expenses increased $561,839, or 31%, due to higher costs associated with the higher level of business activity offset slightly by a decline in legal and accounting costs compared with the same period last year.

The resulting income from operations, for the three months ended September 30, 2003 increased $356,001, or 25% to $1,798,816, or 23% of revenue, compared with $1,433,815, or 20% of revenue for the same period last year. For the nine months ended September 30, 2003, income from operations increased $702,612, or 19% to $4,340,827, or 21% of revenue, compared with $3,638,215, or 20% of revenue for the same period last year.

For the three months ended September 30, 2003, the Company had interest income of $4,752, compared with net interest expense of $186,615 for the same period last year. Net interest expense for the nine months ended September 30, 2003 was $128,818, compared with $315,323 for the same period last year. In February of 2003, the Company's early extinguishment of approximately $2.4 million of bank debt and a seller note payable, of approximately $4.9 million, resulted in larger interest charges in the first quarter of fiscal 2003, however, the second and third quarters of fiscal 2003 have benefited from the significant reduction in interest bearing debt.

Included in other income for the nine months ended September 30, 2003, is a gain of $2,431,233 from the early extinguishment of the note payable-seller.

Income from continuing operations for the three months ended September 30, 2003 was $1,803,568, or 23 % of revenue, as compared with $1,247,200, or 18% of revenue for the same period last year. The improvement resulted from the improved gross profit margin, lower selling general and administrative expenses and the reduction in interest expense. For the nine months ended September 30, 2003, income from continuing operations was $6,643,242, or 32% of revenue, compared with $3,322,892, or 18% of revenue for the same period last year. The increase in income from continuing operations for the nine-month period was due primarily to a gain on the early extinguishment of debt of $2.4 million, which was realized in conjunction with the public offering of 2.3 million shares of the Company's common stock in February 2003 as well as the variations discussed above.

During the three months ended September 30, 2003, the Company realized a one time gain on the disposal of assets held for sale - discontinued operations of $41,236, bringing the total gain on the disposal of assets held for sale - discontinued operations for the nine month period ended September 30, 2003 to $461,235, compared to zero in the prior year periods.

As a result, income before provision for income taxes for the three months ended September 30, 2003 was $1,844,804, or 23% of revenue, compared with $1,247,200, or 18% of revenue for the same period last year. For the nine months ended September 30, 2003, income before provision for income taxes was $7,104,477, or

                                                        CPI AEROSTRUCTURES, INC.
        Item 2 - Management's Discussion and Analysis of Financial Condition and
                                                           Results of Operations
--------------------------------------------------------------------------------

34% of revenue, compared with $3,322,892, or 18% of revenue for the same period last year. Due to losses incurred in prior years, the Company was able to partially realize the benefit of its net operating loss carryforward during the quarter and nine month periods, resulting in a reversal of a previously established valuation allowance and no provision for taxes for the three-month and nine-month periods ended September 30, 2003.

Net income for the quarter was $1,844,804, or $0.35 per share, compared with $1,248,200, or $0.46 per share for the same period last year. For the nine months ended September 30, 2003, net income was $7,104,477 or $1.50 per share, compared with $2,793,892, or $1.03 per share for the same period last year.

Diluted earnings per share, for the three months ended September 30, 2003, were $0.30, calculated utilizing 6,053,689 diluted average shares outstanding for the period, compared with diluted net income per share of $0.38, calculated utilizing 3,299,098 diluted average shares outstanding for the same period last year.

Diluted earnings per share, for the nine months ended September 30, 2003, were $1.31, calculated utilizing 5,426,145 diluted average shares outstanding for the period, compared with diluted net income per share of $0.89, calculated utilizing 3,136,626 diluted average shares outstanding for the same period last year.

Material Changes in Financial Condition

At September 30, 2003, the Company had working capital of $17,530,176, compared with $1,975,574, at December 31, 2002, an increase of $15,554,602. This increase is primarily attributable to the public offering of 2.3 million shares of common stock consummated in February 2003, which provided the Company with net proceeds of $7,757,000 and year to date net income of $7,104,477. The net proceeds of the offering were used to repay approximately $2,433,000 of the Company's bank debt, and approximately $4,898,000 of note payable - seller, at a discount of $2,431,000, plus accrued interest of approximately $233,000. The discount was recorded as a gain on the early extinguishment of the note payable-seller. The remaining net proceeds of the public offering of $2,660,000 were available to fund continuing operations.

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

Net cash provided by operating activities for the nine-month period ended September 30, 2003 was $237,920, compared with net cash used in operating activities of $74,762 for the same period last year.

Liquidity and Capital Resources

The Company currently finances its operations through a combination of existing resources and cash provided by operations. In September 2003, the Company entered into a three year, $5.0 million revolving credit agreement with JPMorgan Chase Bank. The facility provides the Company with up to $5.0 million, based upon percentages of certain assets and certain terms and conditions. The proceeds of this facility are intended to partially finance the Company's ongoing working capital requirements. The Company has not borrowed any funds pursuant to this agreement as the Company's liquidity and capital resources were significantly improved as a result of the consummation of the public offering in February 2003, and further enhanced by net cash provided by operating activities. The Company believes that its current liquidity and capital resources are sufficient to meet its needs for the foreseeable future.

                                                        CPI AEROSTRUCTURES, INC.
        Item 2 - Management's Discussion and Analysis of Financial Condition and
                                                           Results of Operations
--------------------------------------------------------------------------------

Contractual Obligations

The table below summarizes contractual obligations as of September 30, 2003 and the effects these obligations are expected to have on liquidity and cash flow in the future years.

----------------------------------------- --------------------------------------------------------------------------------------
Contractual Obligations                                                Payments Due By Period ($)
----------------------------------------- --------------------------------------------------------------------------------------
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
                                            Total               Less than        1-3 years         4-5 years       After 5 years
                                                                1 year
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
Short-Term Debt                               $        -0-        $    -0-           $    -0-        $    -0-         $     -0-
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
Capital Lease Obligations                           52,852           20,196            30,144           2,512               -0-
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
Operating Leases                                       -0-              -0-               -0-             -0-               -0-
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
Employment Agreement Compensation *              1,216,780          628,960           587,820             -0-               -0-
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
Total Contractual Cash Obligations             $ 1,269,632         $649,156          $617,964        $  2,512           $   -0-
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------

* The employment agreements provide for bonus payments that are excluded from these amounts.

                                                        CPI AEROSTRUCTURES, INC.
--------------------------------------------------------------------------------

Item 3 - Controls and Procedures

     An evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II: Other

     Item 2. - Change in Securities and Use of Proceeds

     c)   Recent sale of Unregistered Securities

          During the three months ended September 30, 2003, the Company made the following sales of unregistered securities:

     ----------- ----------- ------------- -------------------------------- --------------------- ------------------------
                                             Consideration Received and                             If Option, Warrant or
                                           Description of Underwriting or                          Convertible Security,
      Date of     Title of   Number Sold      Other Discounts to Market       Exemption from         Terms of Exercise or
        Sale      Security   or Forfeited    Price Afforded to Purchaser    Registration Claimed        Conversions
     ----------- ----------- ------------- -------------------------------- --------------------- ------------------------
      7/14/03     Common       1,500       Common Stock issued upon the             4(2)                    N/A
                   Shares                  exercise of options at $6.35
                                           per share;   $9,525 cash
                                           consideration received by the
                                           Company.
     ----------- ----------- ------------- -------------------------------- --------------------- ------------------------
       8/4/03     Common       168,001     Common Stock issued upon the             4(2)                    N/A
                   Shares                  exercise of options at prices
                                           per share ranging from $2.00
                                           to $6.35;   $622,196 cash
                                           consideration received by the
                                           Company
     ----------- ----------- ------------- -------------------------------- --------------------- ------------------------
       9/2/03     Common         5,000     Common Stock issued upon the             4(2)                    N/A
                   Shares                  exercise of options at $1.65
                                           per share;   $8,250 cash
                                           consideration received by the
                                           Company
     ----------- ----------- ------------- -------------------------------- --------------------- ------------------------

                                                        CPI AEROSTRUCTURES, INC.
--------------------------------------------------------------------------------



     Item 6 - Exhibits and Reports on Form 8 - K

     a)   Exhibit 31--Rule 13a-14 (a) and 15d-14(a) Certifications
          Exhibit 32--Section 1350 Certifications

     b) During the three months ended September 30, 2003, the Company filed one current report on Form 8 - K, dated July 31, 2003, which Form 8 - K reported events under Items 7 and 12.

                                                        CPI AEROSTRUCTURES, INC.
--------------------------------------------------------------------------------

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CPI AEROSTRUCTURES, INC.



Dated:   November 7, 2003           By:  /S/ Edward J. Fred
                                        --------------------------
                                        Edward J. Fred
                                        Chief  Executive  Officer,  President,
                                        (Principal  Executive  Officer),
                                        Secretary and Director



Dated:   November 7, 2003           By:  /S/ Anthony M. D'Agostino
                                         ----------------------------
                                         Anthony M. D'Agostino
                                         Chief Financial Officer,
                                         (Principal Accounting and
                                         Financial Officer)