Form 10KSB
period 2003-12-31
CPI AEROSTRUCTURES INC
filed 2004-03-30
CIK 889348

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X]     Annual Report under Section 13 or 15(d) of the Securities Exchange
        Act of 1934

        For the fiscal year ended           December 31, 2003
                                   ---------------------------

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ______________ to _________________

                             Commission file number      1-11398
                                                       ------------

                            CPI AEROSTRUCTURES, INC.
                         -----------------------------
                 (Name of small business issuer in its charter)

            New York                                               11-2520310
-----------------------------------                            --------------
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                           Identification No.)

200A Executive Drive, Edgewood, New York                                11717
----------------------------------------                             --------
(Address of principal executive offices)                            (Zip Code)

                                 (631) 586-5200
               ----------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class                          Name of Each Exchange on Which Registered
-------------------                          -----------------------------------------
Common Shares, $.001 par value per share             American Stock Exchange

         Securities registered under Section 12(g) of the Exchange Act: None

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No
                                                                   -

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $27,288,035.

         The aggregate market value of our common shares held by non-affiliates on March 24, 2004 was approximately $39,741,555.

         As of March 24, 2004, the issuer had 5,301,770 common shares, $.001 par value, outstanding.

         Transitional Small Business Disclosure Format: Yes   No  X
                                                           ---    ---

                            CPI AEROSTRUCTURES, INC.
                         FORM 10-KSB ANNUAL REPORT-2003
                                TABLE OF CONTENTS

PART I................................................................................................................3
          Item 1.    DESCRIPTION OF BUSINESS..........................................................................3
          Item 2.    DESCRIPTION OF PROPERTY..........................................................................8
          Item 3.    LEGAL PROCEEDINGS................................................................................8
          Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS...............................................8
PART II...............................................................................................................8
          Item 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                     AND SMALL BUSINESS ISSUER PURCHASES OF
                     EQUITY SECURITIES................................................................................8
          Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS.............................................................10
          Item 7.    FINANCIAL STATEMENTS............................................................................12
          Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE.............................................................12
          Item 8A.   CONTROLS AND PROCEDURES.........................................................................12
PART III.............................................................................................................13
          Item 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................................13
          Item 10.   EXECUTIVE COMPENSATION..........................................................................15
          Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................................................17
          Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................19
          Item 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K..........................................................19
          Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................................................22

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

         CPI Aerostructures, Inc. is engaged in the contract production of structural aircraft parts principally for the United States Air Force and other branches of the U.S. armed forces. We also provide aircraft parts to the commercial sector of the aircraft industry but we believe that significantly weaker business prospects exist in this sector. Our strategy for growth includes de-emphasizing our commercial operations and concentrating on government and military sales. 98% of our revenues for 2003 and all of our revenues for 2002 were derived from government contract sales.

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

         Due to budget constraints in the mid to late 1990s, the Clinton Administration closed several military installations and as a result began outsourcing many functions, including the assembly of aircraft structural component parts into subassemblies. Until then, the military had performed this function internally. The ability to manage the bidding process, subcontract production of components and assemble components into subassemblies is our core competency and the government's decision to outsource this function has resulted in increased business opportunities for us.

         CPI has 23 years of experience as a prime contractor, completing over 1,300 contracts to date. Most members of our management team have held management positions at large defense contractors, including Grumman, Lockheed and Fairchild. Our technical team possesses extensive technical expertise and program management, and integration capabilities. Our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products. While the larger prime contractors compete for significant modification awards and subcontract components to other suppliers, they generally do not compete for awards for smaller modifications or spare and repair parts, even for planes for which they are the original manufacturer. We also qualify as a small business because we have less than 1,000 employees, and this allows us to compete on military awards set aside for companies with this small business status.

         While historically the majority of our contracts have been valued below $200,000, we recently competed for, and were awarded, significantly larger contracts, including an estimated $61 million award for the T-38 "Talon" jet trainer. We intend to continue to bid on these larger contracts. We believe that our improved financial condition as a result of our February 2003 public offering and our success with the T-38 program will allow us to compete more effectively for larger awards in the future.

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

DISCONTINUED OPERATIONS

         In 1997, in an effort to diversify our business, we acquired Kolar Machine, Inc., a manufacturer of precision machine parts for the electronics industry. As a result of the downturn in the electronic manufacturing sector, we terminated Kolar's operations in December 2001, closed its Ithaca, New York facility and liquidated most of its assets through an auction in February 2002. Due to our decision to close the Kolar facilities and liquidate its assets, Kolar's operations have been classified as "discontinued."

PUBLIC OFFERING

         On February 19, 2003, we consummated a public offering of 2,300,000 of our common shares at a price of $4.00 per share raising gross proceeds of $9,200,000. We used approximately $2.4 million of the net proceeds to repay bank loans and $2.7 million to repurchase a promissory note held by a third party in the principal and accrued interest amount of $5.1 million. The remaining approximately $2.6 million of net proceeds has been and will be used for working capital.

SIGNIFICANT CONTRACTS

         The ongoing maintenance of existing aircraft by the U.S. Air Force is the primary driver of our growth in both the number of contracts and the size of awards. Our contracts with the Air Force accounted for substantially all of our revenue for 2002 and 2003. In most cases, we supply structural aircraft parts for aircraft that are no longer being manufactured but continue to be used and need to be maintained. CPI has been awarded contracts within these maintenance programs on the C-5A, T-38 and E-3 aircraft. The following are current Department of Defense (DOD) budget amounts for 2004 program spending on these aircraft:

         Aircraft                2004 Program Spending*
         --------                ----------------------
         C-5A                             $372,000,000
         T-38                             $131,000,000
         E-3                              $83,000,000

         * Source:  Department of Defense

         The C-5A "Galaxy" cargo jet is one of the largest aircraft in the world and can carry a maximum cargo load of 270,000 pounds. Lockheed delivered the first C-5A in 1970. The C-5A Galaxy carries fully equipped combat-ready military units to any point in the world on short notice and then provides field support to sustain the fighting force. The Air Force has created a comprehensive program to ensure the capabilities of its C-5A fleet until 2040. We are one of the leading suppliers of structural spare parts and assemblies for the C-5A aircraft. We assemble numerous C-5A parts, including panels, slats, spoilers and wing-tips and are the only supplier of C-5A wing-tips to the U.S. government. Like the C-5A itself, the wing-tip is a large structure and is expensive - costing up to $750,000 for each replacement piece. Our first C-5A contract was $589,908 of structural spares and was awarded in 1995. Since then, we have received awards aggregating approximately $39.5 million. C-5A contracts accounted for approximately 46% of our revenues for 2003.

         The T-38 "Talon" is a twin-engine, high-altitude, supersonic jet primarily used for pilot training that first flew in 1959. More than 1,100 were delivered to the Air Force between 1961 and 1972, when production ended. There are approximately 500 T-38's in active service with the Air Force, which has a program designed to extend the structural life of the T-38 until 2020. In 2001, we were awarded a ten-year contract to build the structural inlets for the T-38 Propulsion Modification Program. The T-38 contract is the largest in our history, worth an estimated $61 million over the life of the program. The length and size of this program allow us to develop a long-term backlog and establish ourselves as a successful prime contractor for larger and longer term programs. The T-38 contract accounted for 29.6% of our revenues for 2003.

         The E-3 "Sentry" is an airborne warning and control systems (AWACS) aircraft that provides all-weather surveillance, command, control and communications to the U.S., NATO and other allied air defense forces. The E-3 is used primarily by the United States and NATO to detect, identify and track airborne enemy forces. It is the premier air battle command and control aircraft in the world today. Boeing delivered the first E-3 in 1977 and there are approximately 30 E-3 aircraft in active service with the U.S. Air Force. We currently have contract awards on the E-3 aggregating approximately $4.9 million. We make nose cowlings, skin panels and pan, rod, brace and seal assemblies for the E-3. E-3 contracts accounted for 3% of our revenues for 2003.

SALES AND MARKETING

         We obtain all of our military contracts for our products and services through the process of competitive bidding. While historically the majority of our contracts have been valued below $200,000, we successfully have competed for and have been awarded significantly larger contracts. Our average sales cycle, which generally commences at the time a prospective customer issues a request for proposal and ends upon execution of a contract with the customer, typically ranges from six months to one year. Our military customers have included Defense Supply Center Richmond, Wright-Patterson Air Force Base (AFB), Warner Robins AFB, Tinker AFB, NAVICP, Hill AFB, U.S. Army and Redstone. Our commercial customers have included Boeing, B.F. Goodrich (Rohr), Northrop Grumman, Lockheed Martin, Nordam, Shinmaywa and Derco.

         We use third party service providers to help locate small government contracts that are regularly posted by the various defense logistic agencies. The service providers screen contracts according to criteria we establish and forward matching contracts to us. We then view the relevant contracts directly on government websites and select contracts on which we will bid based on how well they fit our core competency. We generally bid on 40 to 50 contracts per week. Over the past three years, we have been awarded approximately 13% of the contracts on which we have bid.

         We qualify for small business status because we have fewer than 1,000 employees. The military's fiscal year 2003 program goals for small business prime contracting were 23%, with 40% for subcontracting. During 2003, approximately 20% of the value of our current contracts were awarded to us under this program.

         The U.S. Air Force operates three Air Logistics Centers (ALC) through which it purchases all structural replacement and modification parts. Each ALC is located on a domestic Air Force base and is responsible for the repair and modification of different aircraft. Parts worn out in the normal course of operation and discarded instead of repaired are ordered through the centralized Defense Supply Center Richmond (DSCR). We use on-site consultants at each ALC and the DSCR to help in the procurement process; they are important as relationship managers and typically have previous experience on the procurement side. The consultants provide us with timely feedback and keep us apprised of large contracts that might be up for bidding. Additionally, we currently have agreements with six sales representatives to market our products to a broader base of customers.

THE MARKET

         During most of the 1990s, defense spending was basically flat or experienced a slight decline. In contrast, the defense budget in the current decade has been increasing. The Department of Defense budget increased from $319 billion in 2001 to $380 billion in 2004, an increase of 19%. President Bush is requesting approximately $400 billion for the 2005 defense budget. The Department of Defense estimates that this figure could rise to $480 billion in 2009.

         The majority of our parts are sold for use by the United States Air Force (USAF). The amount spent by the USAF for aircraft procurement was approximately $9.9 billion in 2001, $10.5 billion in 2002 and $12.9 billion in 2003. Procurement includes the acquisition of new aircraft, aircraft modification programs and spending on spare and repair parts. The USAF is estimating that procurement for 2004 will be $12.0 billion, a decline of approximately 7% from 2003. This decline is expected to be temporary. In 2005, the USAF is estimating to return to 2003 levels and expects to spend more than $13.0 billion, or approximately 8% more than in 2004.

         Extensive modification programs are being implemented to increase the service life of aircraft, as some are no longer being manufactured. As aging aircraft are being maintained, support for aging aircraft, including spare parts and assemblies, also is required. Over the past several years, modification of in-service aircraft has accounted for between 15% and 16.5% of the annual USAF procurement budget. In 2003, the USAF spent just over $2.0 billion on aircraft modification. The USAF expects these expenditures to remain essentially constant through 2005, despite the aforementioned decline in overall procurement in 2004.

BACKLOG

         We produce custom sub-assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Congress often appropriates funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our backlog as of December 31, 2002 and December 31, 2003, was as follows:

                  Backlog                         December 31, 2002                  December 31, 2003
                  ------------------------        ----------------------             -----------------------
                  Funded                          $19,172,232                        $34,570,147
                  Unfunded                         51,672,791                         42,071,684
                  ------------------------        ----------------------             -----------------------
                       Total                      $70,735,023                        $76,641,831

         Of the total amount of our backlog at December 31, 2003, approximately 98% was attributable to government contracts. Approximately $23.1 million (67%) of the funded backlog at December 31, 2003 is scheduled for delivery during 2004.

MATERIAL AND PARTS

         We subcontract production of substantially all component parts incorporated into our products to third party manufacturers under firm fixed price orders. Our decision to purchase certain components generally is based upon whether the components are available to meet required specifications at a cost and delivery consistent with customer requirements. From time to time, we are required to purchase custom made parts from sole suppliers and manufacturers in order to meet specific customer requirements. To date, we have not experienced material delays in connection with obtaining custom parts and we believe that the loss of any single supplier or manufacturer would not have a material adverse effect on our business.

         We obtain our raw materials from several commercial sources. Although certain items are only available from limited sources of supply, we believe that the loss of any single supplier would not have a material adverse effect on our business.

COMPETITION

         The markets for our products are highly competitive. We compete with numerous larger, well-established prime contractors engaged in the supply of aircraft parts and assemblies to the military, including Grumman, Lockheed, Boeing, Nordam and Vaught. All of these competitors possess significantly larger infrastructures, greater resources and the capabilities to respond to much larger contracts. We also compete against smaller contractors such as Aerocomponents, Aerospace Engineering and Support, GSE Dynamics, Honeycomb Company of America, Alton Iron Works, B&B Devices and Precision Manufacturing.

         We believe that our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products. While the larger prime contractors compete for significant modification awards and subcontract components to other suppliers, they generally do not compete for awards in smaller modifications, spares and repair parts, even for planes for which they are the original manufacturer. We believe we compete effectively against the smaller competitors because our smaller competitors generally do not have the expertise we have in responding to requests for proposals for government contracts.

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

         The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) imposes strict, joint and several liability on the present and former owners and operators of facilities that release hazardous substances into the environment. The Resource Conservation and Recovery Act of 1976 (RCRA) regulates the generation, transportation, treatment, storage and disposal of hazardous waste. In New York, the handling, storage and disposal of hazardous substances are governed by the Environmental Conservation Law, which contains the New York counterparts of CERCLA and RCRA. In addition, the Occupational Safety and Health Act, which requires employers to provide a place of employment that is free from recognized and preventable hazards that are likely to cause serious physical harm to employees, obligates employers to provide notice to employees regarding the presence of hazardous chemicals and to train employees in the use of such substances.

         Our operations require the use of a limited amount of chemicals and other materials for painting and cleaning, including solvents and thinners, which are classified under applicable laws as hazardous chemicals and substances. We have obtained a permit from the Town of Islip, New York, Building Division in order to maintain a paint booth containing flammable liquids.

         Federal Aviation Administration Regulation

         We are subject to regulation by the Federal Aviation Administration
(FAA) under the provisions of the Federal Aviation Act of 1958, as amended. The FAA prescribes standards and licensing requirements for aircraft and aircraft components. We are subject to inspections by the FAA and may be subjected to fines and other penalties (including orders to cease production) for noncompliance with FAA regulations. Our failure to comply with applicable regulations could result in the termination of or our disqualification from some of our contracts, which could have a material adverse effect on our operations.

         Government Contract Compliance

         Our government contracts are subject to the procurement rules and regulations of the United States government. Many of the contract terms are dictated by these rules and regulations. During and after the fulfillment of a government contract, we may be audited in respect of the direct and allocated indirect costs attributed thereto. These audits may result in adjustments to our contract costs. Additionally, we may be subject to U.S. government inquiries and investigations because of our participation in government procurement. Any inquiry or investigation can result in fines or limitations on our ability to continue to bid for government contracts and fulfill existing contracts.

         We believe that we are in substantial compliance with all federal, state and local laws and regulations governing our operations and have obtained all material licenses and permits required for the operation of our business.

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

PROPRIETARY INFORMATION

         None of our current assembly processes or products is protected by patents. We rely on proprietary know-how and confidential information and employ various methods to protect the processes, concepts, ideas and documentation associated with our products. These methods, however, may not afford complete protection and there can be no assurance that others will not independently develop such processes, concepts, ideas and documentation.

EMPLOYEES

         As of March 24, 2004, CPI had 63 full-time employees. We employ temporary personnel with specialized disciplines on an as-needed basis. None of our employees is a member of a union. We believe that our relations with our employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         CPI Aerostructures' executive offices and production facilities are situated in an approximate 40,000 square foot building located at 200A Executive Drive, Edgewood, New York 11717. CPI Aerostructures occupies this facility under a five-year lease that commenced in August 2002. The current monthly base rent is $22,821, plus common area costs. We believe that our facilities are adequate for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         None


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

         Our common shares are listed on the American Stock Exchange under the symbol CVU. The following table sets forth for 2002 and 2003, the high and low sales prices of our common shares for the periods indicated, as reported by the American Stock Exchange.

                 ------------------------------------------------------------------------------------------------
                 Period                                     High                        Low
                 ------                                     ----                        ---
                 2002
                 ----
                 Quarter Ended March 31, 2002               $1.85                       $1.40

                 Quarter Ended June 30, 2002                $8.46                       $1.45

                 Quarter Ended September 30, 2002           $7.75                       $4.08

                 Quarter Ended December 31, 2002            $8.20                       $3.85

                 2003
                 ----

                 Quarter Ended March 31, 2003               $6.53                       $3.95

                 Quarter Ended June 30, 2003                $9.10                       $6.01

                 Quarter Ended September 30, 2003           $10.81                      $8.20

                 Quarter Ended December 31, 2003            $12.50                      $8.95

                 -----------------------------------------------------------------------------------------------

         On March 24, 2004, the closing sale price for our common shares on the American Stock Exchange was $9.64. On March 24, 2004, there were 124 holders of record of our common shares and, we believe, over 2,200 beneficial owners of our common shares.

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

RECENT SALES OF UNREGISTERED SECURITIES, USE OF PROCEEDS FROM
REGISTERED SECURITIES

         We made the following sales of unregistered securities during the three months ended December 31, 2003.

 -------------------------------------------------------------------------------------------------------------------
                                                   CONSIDERATION RECEIVED
                                                     AND DESCRIPTION OF
                                                   UNDERWRITING OR OTHER
                                                    DISCOUNTS TO MARKET                     IF OPTION, WARRANT OR
                                                       PRICE AFFORDED      EXEMPTION FROM   CONVERTIBLE SECURITY,
                                         NUMBER              TO             REGISTRATION     TERMS OF EXERCISE OR
 DATE OF SALE    TITLE OF SECURITY        SOLD           PURCHASERS           CLAIMED            CONVERSION
 -------------------------------------------------------------------------------------------------------------------
     11/14/03        Common Stock        1,000      Common Stock issued         4(2)                 N/A
                                                    upon the exercise of
                                                    options at $2.53 per
                                                     share; $2,530 cash
                                                   consideration received
                                                           by us.
 -------------------------------------------------------------------------------------------------------------------
     11/20/03        Common Stock       10,667      Common Stock issued         4(2)                 N/A
                                                    upon the exercise of
                                                   options at prices per
                                                     share ranging from
                                                  $6.27 to $6.35; $67,682
                                                     cash consideration
                                                      received by us.
 -------------------------------------------------------------------------------------------------------------------
     12/4/03         Common Stock        2,000      Common Stock issued         4(2)                 N/A
                                                    upon the exercise of
                                                    options at $2.53 per
                                                     share; $5,060 cash
                                                   consideration received
                                                           by us.
 -------------------------------------------------------------------------------------------------------------------
     12/4/03         Common Stock        1,500      Common Stock issued         4(2)                 N/A
                                                    upon the exercise of
                                                    options at $6.35 per
                                                     share; $9,525 cash
                                                   consideration received
                                                           by us.
 -------------------------------------------------------------------------------------------------------------------
     12/5/03         Common Stock        1,250      Common Stock issued         4(2)                 N/A
                                                    upon the exercise of
                                                    options at $7.19 per
                                                   share; $8,987.50 cash
                                                   consideration received
                                                           by us
 -------------------------------------------------------------------------------------------------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES

         Revenue Recognition

         We recognize revenue from our contracts over the contractual period under the percentage-of-completion (POC) method of accounting. Under the POC method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned "Costs and estimated earnings in excess of billings on uncompleted contracts." Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned "Billings in excess of costs and estimated earnings on uncompleted contracts." Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period the change becomes known. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by us during any reporting period. We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting, however we cannot assure you that our estimates will be accurate. If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods. Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to pay taxes until the reported earnings materialize to actual cash receipts.

RESULTS OF OPERATIONS

         Year Ended December 31, 2003 as Compared to the Year Ended December 31, 2002

         Revenue. Our revenue for the year ended December 31, 2003 was $27,288,035 compared to $23,999,257 for 2002, representing an increase of $3,288,778 or 14%. This increase was due to our company winning more than 300 new contract awards in 2003 totaling $23 million.

         Gross profit. Gross profit for the year ended December 31, 2003 was $9,004,783, compared to $7,701,352 for 2002, an increase of $1,303,431 or 17%.
Gross profit as a percentage of revenue for the year ended December 31, 2003 was 33% compared to 32% for the same period last year, due primarily to a more profitable sales mix.

         Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2003 were $3,177,173, compared to $2,691,632 for 2002, an increase of $485,541, or 18%. This increase is primarily attributable to an increased level of sales during 2003 and included increases in salaries and accrued bonuses of $153,802, consultants' fees of $141,920 and printing, transfer agent, investor relations and other fees relating to being a public company of $119,765.

         Interest expense for the year ended December 31, 2003 was $148,006, compared to $510,329 for 2002, a decrease of $362,323, or 71%. The decrease in interest expense resulted from the repayment of debt using the proceeds of our February 2003 public offering.

         Income from continuing operations. Income from continuing operations for the year ended December 31, 2003 was $8,127,043, which includes a gain on extinguishment of debt of $2,431,233, compared to $4,568,624 from continuing operations for 2002, an increase of $3,558,419 or 78%. The 2003 results include income taxes computed at an effective tax rate of 6% because we utilized approximately $8,500,000 of our net operating loss carryforward. Basic income per share for the year ended December 31, 2003 was $1.65 on an average of 4,872,255 shares outstanding, compared to $1.63 per share from continuing operations on an average of 2,721,522 shares outstanding for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         General

         At December 31, 2003, we had working capital of $19,319,374 compared to $1,975,574 at December 31, 2002, an increase of $17,343,800. This increase is attributable to an increase in cash of $2,702,773, an increase in costs and estimated earnings in excess of billings on uncompleted contracts of approximately $6,067,781, repayment of debt of $8,014,112 and a decrease in accounts payable and accrued expenses of $1,317,185. This increase was offset by a decrease in accounts receivable of $583,951, a decrease in assets held for sale, discontinued operations, of $280,678 and a decrease in prepaid expenses of $116,169.

         Net cash used in operating activities for the year ended December 31, 2003 was $663,789 compared to net cash provided by operating activities of $209,108 for the year ended December 31, 2002. This decrease in cash was due to net income from continuing operations of $7,932,043, depreciation and amortization of $131,204, warrants issued for consulting fees of $105,354, common stock issued for bank fees of $88,689, a decrease in accounts receivable of $583,951 and a decrease in prepaid expenses of $116,169. This decrease was offset by an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $6,067,781, a gain on extinguishment of debt of $2,431,233 and a decrease in accounts payable and accrued expenses of $1,317,185.

         On a rolling basis, there is a portion of our "costs and estimated earnings in excess of billings on uncompleted contracts" that we do not expect to be able to collect within the next year. The amount not expected to be collected within one year was approximately $1,808,000 at December 31, 2002 and approximately $1,866,000 at December 31, 2003. These amounts relate to the start up expenses incurred in 1989 and 1990, in the early stages of our one remaining commercial contract. As we near the completion of this contract, we will bill and collect more than our expenses. Thus, we anticipate that the amount not expected to be collected within one year will decrease through the completion of this contract, which is estimated to be in 2012.

         Cash Flow; Income Taxes

         Because the POC method of accounting requires us to use estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by us during any reporting period. In addition, as of December 31, 2003, for financial statement purposes, we have utilized the benefits of our net operating losses, and as such will be recording a full federal and state income tax provision on our pre-tax income commencing in the first quarter of 2004. Accordingly, it is possible that we may have a shortfall in our cash flow and may need to borrow money until the reported earnings materialize to actual cash receipts.

         Public Offering

         On February 19, 2003, we consummated a public offering of 2,300,000 of our common shares at a price of $4.00 per share raising gross proceeds of $9,200,000. We used approximately $2.4 million of the net proceeds to repay bank loans and $2.7 million to repurchase a promissory note held by a third party in the principal and accrued interest amount of $5.1 million. The remaining approximately $2.6 million of net proceeds has been and will be used for working capital. This leaves us with no material bank debt.

         JP Morgan Chase Credit Facility

         In September 2003, we entered into a three-year, $5 million revolving credit facility with JP Morgan Chase Bank, secured by our assets. The facility specifies interest rates that range between the Prime Rate and 225 basis points over LIBOR, depending on certain terms and conditions. As of December 31, 2003, we had not borrowed any funds pursuant to this facility.

         We believe that our existing resources, together with the availability under our credit facility, will be sufficient to meet our current working capital needs for at least the next 12 months.

         Contractual Obligations

         The table below summarizes information about our contractual obligations as of December 31, 2003 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

-------------------------------------------------------------------------------------------------------------------------------
                                                                       PAYMENTS DUE BY PERIOD ($)
                                         --------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                       TOTAL       LESS THAN 1 YEAR     1-3 YEARS         4-5 YEARS      AFTER 5 YEARS
---------------------------------------- ---------------- ----------------- ----------------- ---------------- ----------------
Short-Term Debt                                -0-              -0-               -0-               -0-              -0-
---------------------------------------- ---------------- ----------------- ----------------- ---------------- ----------------
Capital Lease Obligations                    40,192            10,048            20,096           10,048             -0-
---------------------------------------- ---------------- ----------------- ----------------- ---------------- ----------------
Operating Leases                               -0-              -0-               -0-               -0-              -0-
---------------------------------------- ---------------- ----------------- ----------------- ---------------- ----------------
Employment Agreement Compensation**         1,062,780         635,780           427,000             -0-              -0-
---------------------------------------- ---------------- ----------------- ----------------- ---------------- ----------------
Total Contractual Cash Obligations          1,102,972         645,828           447,096           10,048             -0-
---------------------------------------- ---------------- ----------------- ----------------- ---------------- ----------------

         ** The employment agreements provide for bonus payments that are excluded from these amounts.

         Inflation

         Inflation historically has not had a material effect on our operations.


ITEM 7.  FINANCIAL STATEMENTS

         (a)    Financial Statements

         This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8A.  CONTROLS AND PROCEDURES

         An evaluation of the effectiveness of our disclosure controls and procedures was made as of December 31, 2003 under the supervision and with the participation of our management, including our chief executive officer and acting chief financial officer (our executive officer and principal financial officer). Based on that evaluation, he concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our directors and executive officers are as follows:

NAME                                          AGE            POSITION
----                                          ---            --------
Arthur August (3)                             69             Chairman of the Board of Directors

Edward J. Fred (1)(3)                         45             Chief Executive Officer, President, acting Chief Financial
                                                             Officer Secretary and Director

Walter Paulick (1)(2)(4)                      57             Director

Kenneth McSweeney (1)(2)(4)                   72             Director

A. C. Providenti (2)                          66             Director

Eric Rosenfeld (1)(3)(4)                      46             Director

KEY EMPLOYEE
------------

Frank Funicelli                               61             Senior Vice President, Business Development

---------------------------

(1) Member of compensation committee.
(2) Member of audit committee.
(3) Member of strategic planning committee.
(4) Member of nominating committee.

         ARTHUR AUGUST, one of our founders, has been the chairman of the board of directors since January 1980 and was our president until December 2001 and our chief executive officer until December 2002. From 1956 to 1979, Mr. August was employed by Grumman Corporation where he last held the position of deputy director. Mr. August holds a certificate in Aeronautical Design from the Academy of Aeronautics, a Bachelor of Science degree in Industrial Management from C. W. Post College, a Masters degree in Engineering from New York University and is a graduate of the Program for Management Development at the Harvard Graduate School of Business.

         EDWARD J. FRED has been an officer since February 1995. He was our controller from February 1995 to April 1998, when he was appointed chief financial officer. He was executive vice president from May 2000 until December 2001 and was appointed to the position of president in January 2002 and to the position of chief executive officer in January 2003. He also has been our secretary and a director since January 1999 and has served as our acting chief financial officer since January 2004. For approximately ten years prior to joining our company, Mr. Fred served in various positions for the international division of Grumman, where he last held the position of controller. Mr. Fred holds a Bachelor of Business Administration in Accounting from Dowling College and an Executive MBA from Hofstra University.

         WALTER PAULICK has been a director since April 1992 and chairman of our nominating committee since March 2004. Mr. Paulick is currently a self-employed financial consultant. From 1982 to November 1992, Mr. Paulick was a vice president of Parr Development Company, Inc., a real estate development company. From 1980 to 1982, Mr. Paulick was employed by Key Bank, where he last held the position of vice president. From 1971 to 1980, Mr. Paulick was a vice president of National Westminster U.S.A. Mr. Paulick holds an associate degree in Applied Science from Suffolk Community College and Bachelor of Business Administration from Dowling College.

         KENNETH MCSWEENEY has been a director since February 1998 and chairman of our compensation committee since April 2003. Mr. McSweeney has been an independent consultant to the aerospace industry since January 1995. From 1961 to 1995, Mr. McSweeney served in various management positions for Grumman, most recently as the vice president of its Aerostructures Division and a director of business development for the Mideast and gulf coast region.

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

         A. C. PROVIDENTI has been a director and chairman of our audit committee since February 2003. Since 1984, Mr. Providenti has served as president of A.C. Providenti & Associates, Ltd., a consulting and strategic advisory firm. From 1977 to 1984, Mr. Providenti served as senior vice president for finance and administration and as an executive committee member for Northville Industries Corp., a multinational petroleum storage, trading and distribution company. Mr. Providenti holds a Bachelor's degree in Accounting from St. Francis College and a Masters of Business Administration from Fordham University.

         ERIC ROSENFELD has been a director and chairman of our strategic planning committee since April 2003. Mr. Rosenfeld has been the president and chief executive officer of Crescendo Partners, L.P. since 1998. Prior to forming Crescendo Partners, Mr. Rosenfeld had been managing director at CIBC Oppenheimer and its predecessor company Oppenheimer & Co., Inc. for fourteen years. He was also chairman of the board of Spar Aerospace Limited from 1999 through 2001, until its sale to L-3 Communications. Mr. Rosenfeld currently serves as a member of the board of directors of AD OPT Technologies Inc. and Sierra Systems Group Inc., two Canadian companies listed on the Toronto Stock Exchange. Mr. Rosenfeld received an M.B.A. from Harvard University and an A.B. degree in economics from Brown University.

         FRANK FUNICELLI has been with us since March 1988, serving as our Director of Operations from 1988 to 1995, our Vice President of Operations from 1995 to 2002, our Vice President of Business Development from 2002 to December 2003 and became our Senior Vice President, Business Development in January 2004. From 1977 to 1988, was employed by Fairchild Republic Company where he served as Chief Industrial Engineer, Manufacturing Engineering Manager and Director of Program Planning and Control. From 1966 to 1977, he was with Grumman Aerospace where he served as Industrial Engineer, Manager of Manufacturing Planning and Control and Program Planning and Resource Control Manager. Mr. Funicelli holds a Bachelor of Science degree in Industrial Engineering from Pratt Institute and a Master of Science in Management Engineering from C.W. Post College.

         Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors (Class I), consisting of Kenneth McSweeney and A.C. Providenti, will expire at our annual meeting in 2005. The term of office of the second class of directors (Class II), consisting of Walter Paulick and Eric Rosenfeld, will expire at our annual meeting in 2006. The term of office of the third class of directors (Class III), consisting of Arthur August and Edward J. Fred, will expire at our annual meeting in 2004.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2003, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that Arthur August, our chairman of the board, filed one Form 4 late, which Form 4 reported one transaction.

AUDIT COMMITTEE FINANCIAL EXPERT

         Currently, our audit committee is comprised of Walter Paulick, Kenneth McSweeney and A.C. Providenti, with Mr. Providenti serving as the chairman of the audit committee. The board of directors believes that Mr. Providenti is an "audit committee financial expert" (as defined in Regulation 228.401(e)(1)(i)(A) of Regulation S-B). The board of directors also believes that Mr. Providenti would be considered an "independent" director under Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.

CODE OF ETHICS

         In March 2004, our board of directors adopted a written code of ethics that applies to our directors, officers and employees. A copy of our code of ethics has been filed as an exhibit to this Annual Report on Form 10-KSB.


ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to us during the fiscal years ended December 31, 2003, 2002 and 2001, by our chief executive officer and our other executive officers whose total compensation exceeded $100,000 ("Named Executive Officers").

-----------------------------------------------------------------------------------------------------------------------
                                                                                               Long-Term Compensation
                                                                                               Securities Underlying
Name/Position                             Year               Salary              Bonus            Options/SARs(#)
-------------                             ----               ------              -----            ---------------
Arthur August                             2003              $126,612              $184,000                   -0-
  Chairman                                2002              $317,237              $180,660               85,000
                                          2001              $303,180                 -0-                100,000

Edward J. Fred                            2003              $228,242              $174,800                   -0-
  Chief Executive Officer                 2002              $209,287               $90,330              100,000
  President and acting                    2001              $139,256                 -0-                100,000
  Chief Financial Officer

-----------------------------------------------------------------------------------------------------------------------

OPTION GRANTS IN 2003

         None of our Named Executive Officers were granted options during the fiscal year ended December 31, 2003.

AGGREGATED OPTION EXERCISES AND OPTION VALUES


-----------------------------------------------------------------------------------------------------------------------
                                                      Number of Securities               Value of Unexercised
                                                     Underlying Unexercised              In-The-Money Options
                                                      Options Exercisable/                 ($)Exercisable/
                     Shares Acquired      Value         Unexercisable at                    Unexercisable
       Name          on Exercise (#)    Realized        December 31, 2003                At December 31, 2003
       ----          ---------------    --------        -----------------                --------------------
Arthur August              -0-             -0-              500,000/0                        $4,182,600/0

Edward J. Fred             -0-             -0-              398,334/0                        $3,426,020/0

-----------------------------------------------------------------------------------------------------------------------

EMPLOYMENT AGREEMENTS

         Mr. August serves as the chairman of our board and Mr. Fred serves as our chief executive officer, president, acting chief financial officer and secretary. Mr. August's employment agreement expires on December 31, 2004 and Mr. Fred's expires on December 31, 2005. Mr. August's annual base salary is currently $100,000. Mr. August is required to devote only such time to our business as he, in his sole discretion, deems necessary. Mr. Fred's annual base salary is currently $233,280 and will increase by 8% on January 1, 2005. In addition to the base salary, Mr. August received a bonus equal to 4% of our net income for the year ended December 31, 2002; 3% for the year ended December 31, 2003; and will receive 2% for the year ending December 31, 2004. Mr. Fred received a bonus equal to 2% of our net income for the year ended December 31, 2002; 3% for the year ended December 31, 2003; and will receive 4% for the years ending December 31, 2004 and 2005. Pursuant to the terms of Messrs. August's and Fred's employment agreements, if a change of control (as such term is defined in the agreements) occurs prior to a termination by CPI without "cause" or by the employee for "good reason" (as such terms are defined in the agreements), we must pay the employee a lump sum equal to three times the total compensation (including salary and bonus) earned by him during the last full calendar year of their employment.

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

COMPENSATION ARRANGEMENTS FOR DIRECTORS

         We have created a compensation program for our non-employee directors. Under this program, commencing on April 1, 2003, each such director received an annual cash fee of $5,000 (paid quarterly) and was granted options to purchase 5,000 common shares. Effective January 1, 2004, the annual cash fee was increased to $10,000 (payable quarterly) and the number of options was increased to 10,000, which will be granted to each such director on April 1st of each year. Additionally, the chairman of the audit committee will be paid an additional annual cash fee of $20,000 (payable quarterly) and be granted an additional 15,000 options and the chairman of the strategic planning committee will be paid an additional cash fee of $10,000 payable quarterly. Our directors will continue to be reimbursed for the reasonable expenses they incur in attending meetings.

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

STOCK OPTIONS

         Performance Equity Plan 2000

         The Performance Equity Plan 2000 authorizes the grant of 830,000 stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options, and other stock based awards of which options to purchase an aggregate of 625,750 common shares have been granted, at exercise prices ranging from $1.20 to $7.19 per share. As of March 24, 2004, options to purchase 105,000 additional common shares remain available for grant.

         1998 Performance Equity Plan

         The 1998 Performance Equity Plan authorizes the grant of 463,334 stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options, and other stock based awards of which options to purchase an aggregate of 311,334 common shares have been granted, at exercise prices ranging from $2.53 to $6.27 per share. As of March 24, 2004, options to purchase 35,666 additional common shares remain available for grant.

         1995 Stock Option Plan

         The 1995 Employee Stock Option Plan authorizes the grant of 200,000 stock options and stock appreciation rights of which options to purchase an aggregate of 136,667 common shares have been granted, at exercise prices ranging from $6.27 to $8.75 per share. As of March 24, 2004, options to purchase 23,810 additional common shares remain available for grant.

         1992 Employee Stock Option Plan

         The 1992 Employee Stock Option Plan authorized the grant of 83,334 options, of which options to purchase 41,002 shares are outstanding at exercise prices ranging from $2.59 to $6.27 per share. No more shares may be granted under this plan.

         Other Options

         On February 19, 2003, we granted EarlyBirdCapital, Inc. (and its designees) five-year warrants to purchase an aggregate of 200,000 common shares as compensation for acting as underwriter for our February 2003 public offering. The exercise price of the warrants is $4.40 per share.

         On December 31, 1999 and February 1, 2002, we granted to John Aneralla, the stepson of Arthur August, five-year non-plan options to purchase 15,000 and 5,000 common shares, respectively, as compensation for consulting services. The exercise prices of the options are $2.53 and $1.65, respectively, the fair market value of our common shares on the date of grant of the options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The table and accompanying footnotes set forth certain information as of March 24, 2004, with respect to the ownership of our common shares by:

         o each person or group who beneficially owns more than 5% of our common shares;
         o        each of our directors;
         o        each of our Named Executive Officers; and
         o        all of our directors and executive officers as a group.

         A person is deemed to be the beneficial owner of securities that can be acquired by the person within 60 days from the record date upon the exercise of warrants or options. Accordingly, common shares issuable upon exercise of options and warrants that are currently exercisable or exercisable within 60 days of March 24, 2004 have been included in the table with respect to the beneficial ownership of the person owning the options or warrants, but not with respect to any other persons.

Name and Address                                      Shares
of Beneficial Owner                            Beneficially Owned(1)               Percent of Class(2)
-------------------                            --------------------                -------------------
Arthur August(3)                                    736,434(4)                            12.7%

Edward J. Fred(3)                                   403,434(5)                             7.1%

Walter Paulick(3)                                    15,000(6)                              *

Kenneth McSweeney(3)                                 18,334(7)                              *

A. C. Providenti(3)                                  20,000(8)                              *

Eric Rosenfeld(3)                                   934,334(9)                            17.6%

Royce & Associates, LLC                             364,900(10)                            6.9%
1414 Avenue of the Americas
New York, NY 10019

All directors and executive officers               2,127,536(11)                          34.0%
as a group (six persons)

------------------------------------
*        Less than 1%.

(1) Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them, subject to community property laws, where applicable.

(2) There are 5,301,770 shares currently issued and outstanding. Each person beneficially owns a percentage of our outstanding common shares equal to a fraction, the numerator of which is the number of common shares held by such person plus the number of common shares that he can acquire within 60 days of March 24, 2004 upon the exercise or conversion of options, warrants or convertible securities and the denominator of which is 5,301,770 (the number of common shares currently outstanding) plus the number of shares he can so acquire during such 60-day period.

(3) The business address of Messrs. August, Fred, Paulick, McSweeney, Providenti and Rosenfeld is c/o CPI Aerostructures, Inc., 200A Executive Drive, Edgewood, New York 11717.

(4) Includes 500,000 common shares that Mr. August has the right to acquire upon exercise of options. Excludes an aggregate of 3,034 common shares and options owned by Mr. August's adult children, all of which shares Mr. August disclaims beneficial ownership. Includes 3,000 common shares owned by Mr. August's wife.

(5) Includes 398,334 common shares that Mr. Fred has the right to acquire upon exercise of options.

(6) Represents common shares that Mr. Paulick has the right to acquire upon exercise of options. Does not include 10,000 common shares underlying options that will be granted to Mr. Paulick on April 1, 2004.

(7) Includes 10,000 common shares that Mr. McSweeney has the right to acquire upon exercise of options. Does not include 10,000 common shares underlying options that will be granted to Mr. McSweeney on April 1, 2004.

(8) Represents common shares that Mr. Providenti has the right to acquire upon exercise of options. Does not include an aggregate of 25,000 common shares underlying options that will be granted to Mr. Providenti on April 1, 2004.

(9) Represents (a) 46,000 common shares beneficially owned as joint tenants by Mr. Rosenfeld and his wife; (b) 883,334 shares held by Crescendo Partners II, L.P. Series L ("Crescendo Partners II"); and (c) 5,000 common shares that Mr. Rosenfeld has the right to acquire upon exercise of options. Mr. Rosenfeld is the senior managing member of the sole general partner of Crescendo Partners II. Mr. Rosenfeld disclaims beneficial ownership of the shares held by Crescendo Partners II, except to the extent of his pecuniary interest therein. Does not include an aggregate of 10,000 common shares underlying options that will be granted to Mr. Rosenfeld on April 1, 2004.

(10) The information with respect to Royce & Associates, LLC ("Royce") is based upon the Schedule 13G, dated January 29, 2004, filed by Royce with the Securities and Exchange Commission.

(11) Includes an aggregate of 948,334 common shares that Messrs. August, Fred, Paulick, McSweeney, Providenti and Rosenfeld have the right to acquire upon exercise of outstanding options.

         Equity Compensation Plan Information

         The following table sets forth certain information at December 31, 2003 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

  ----------------------------------------------------------------------------------------------------------------------
                                                                                              Number of Securities
                                                                                             Remaining Available for
                                                                                          Future Issuance under Equity
                                Number of Securities to           Weighted-Average             Compensation Plans
                                be Issued upon Exercise          Exercise Price of            (excluding securities
                                of Outstanding Options,         Outstanding Options,         reflected in the first
  Plan Category                   Warrants and Rights           Warrants and Rights                  column)
  -------------                 -----------------------         --------------------      ------------------------------
  Equity Compensation Plans
  Approved by Security
  Holders                              1,114,752                       $3.84                         164,476

  Equity Compensation Plans
  Not Approved by Security
  Holders(1)                            220,000                        $3.85                           -0-
  ----------------------------------------------------------------------------------------------------------------------

--------------------
(1)      See "Stock Options - Other Options" description above.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For information concerning employment agreements with, compensation of, and stock options granted to our executive officers and directors, see "Item 10. Executive Compensation."

         Prior to our February 2003 public offering, Ralok, Inc. had the right to acquire 333,334 of our common shares by converting a $4,000,000 promissory note it received in connection with our purchase of Kolar Machine, Inc. Accordingly, Mr. Liguori, the President of Ralok, was deemed the beneficial owner of 10.6% of our common shares. On February 19, 2003, with the proceeds that we received from our public offering, we purchased the $4,000,000 convertible promissory note and accrued interest for $2,700,000 and at that date Mr. Liguori ceased to be deemed a beneficial owner of 10.6% of our common shares.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits

  Exhibit Number      Name of Exhibit                                                              No. in Document
  --------------      ---------------                                                              ---------------
  1.1                 Form of Underwriting Agreement between EarlyBirdCapital,  Inc. and the             1.1
                      Company, dated February 12, 2003.  (9)

  3.1                 Certificate of Incorporation of the Company, as amended.  (1)                      3.1

  3.1(a)              Certificate of Amendment of Certificate of Incorporation filed on July             3.1(a)
                      14, 1998. (2)

  3.2                 Amended and Restated By-Laws of the Company. (1)                                   3.2

  4.7                 Form of Warrant issued to designees of EarlyBirdCapital, Inc., dated               4.7
                      February 19, 2003.  (12)

  10.1                1992 Stock Option Plan.  (1)                                                      10.3

  10.2                1995 Employee Stock Option Plan.  (3)                                             10.4

  10.3                Form of military contract.  (1)                                                   10.7



  Exhibit Number      Name of Exhibit                                                              No. in Document
  --------------      ---------------                                                              ---------------
  10.4                Asset Purchase  Agreement,  dated  September 9, 1997 by and among Kolar           10.19
                      Machine, Inc., a New York corporation,  Daniel Liguori, the Company and
                      Kolar, Inc., a Delaware corporation and wholly-owned  subsidiary of the
                      Company.  (5)

  10.5                1998 Performance Equity Plan.  (2)                                                10.28

  10.6                Performance Equity Plan 2000.  (4)                                                10.29

  *10.7               Stock Option Agreement, dated August 14, 2001, between Edward J. Fred             10.35
                      and the Company.  (5)

  *10.8               Stock Option Agreement, dated August 14, 2001, between Arthur August              10.36
                      and the Company.  (6)

  *10.9               Employment Agreement, dated August 14, 2001, between Edward J. Fred               10.37
                      and the Company.  (7)

  *10.10              Employment Agreement, dated August 14, 2001, between Arthur August and            10.38
                      the Company.  (7)

  10.11               Peaceful Possession Agreement, by and among Kolar, Inc., JP Morgan                10.38
                      Chase Bank f/k/a/ the Chase Manhattan Bank and JP Morgan Leasing,
                      Inc., dated January 24, 2002 (without schedule).  (8)

  10.12               Auction Sale Agreement, among Daley-Hodkin Corporation, Kolar, Inc.,              10.40
                      JP Morgan Chase and JP Morgan  Leasing,  Inc., dated January 10, 2002.
                      (8)

  *10.13              Stock Option Agreement, between the Company and Arthur August, dated              10.55
                      June 18, 2002. (9)

  *10.14              Stock Option Agreement, between the Company and Edward J. Fred, dated             10.56
                      June 18, 2002.  (10)

  10.15               Form of Merger & Acquisition Agreement, between EarlyBirdCapital,  Inc.           10.26
                      and the Company.  (11)

  10.16               Registration Rights Agreement, between the Registrant and Chemical                10.27
                      Investments, dated February 26, 2002, as assigned to Crescendo
                      Partners, II.  (11)

  10.17               Schedule of Omitted  Document in the form of Exhibit  10.16,  including          10.27.1
                      material  detail in which such  document  differs from  Exhibit  10.16.
                      (11)

  10.18               Letter Agreement Amending Employment Agreement, between Edward J. Fred            10.28
                      and the Company, dated December 12, 2002.  (11)

  10.19               Letter Agreement Amending Employment Agreement, between Edward J. Fred            10.29
                      and the Company, dated January 1, 2003.  (11)

  10.20               Letter Agreement Amending Employment Agreement, between Arthur August             10.30
                      and the Company, dated January 1, 2003.  (11)

  **14                Code of Business Conduct and Ethics                                                N/A


  Exhibit Number      Name of Exhibit                                                              No. in Document
  --------------      ---------------                                                              ---------------
  **21.1              Subsidiaries of the Registrant.                                                    N/A

  **23.1              Consent of Goldstein Golub Kessler LLP.                                            N/A

  **31.1              Rule 13a-14(a)/15d-14(a) Certification of Chief Executive and Chief                N/A
                      Financial Officer

  **32.1              Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant            N/A
                      to Section 906 of the Sarbanes-Oxley Act of 2002

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

(9) Filed as an exhibit to Schedule 13D filed on behalf of Arthur August on July 12, 2002 and incorporated herein by reference.

(10) Filed as an exhibit to Schedule 13D filed on behalf of Edward J. Fred on July 12, 2002 and incorporated herein by reference.

(11) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (No. 333-101902) declared effective on February 12, 2003 and incorporated herein by reference.

(b)  Reports on Form 8-K

         During the three months ended December 31, 2003 and through March 24, 2004, we filed the following Current Reports on Form 8-K:

(1) Form 8-K, dated January 16, 2004, and filed with the SEC on January 16, 2004, which Form 8-K reported events under Items 7 and 12.

(2) Form 8-K, dated November 3, 2003, and filed with the SEC on November 5, 2003, which Form 8-K reported events under Items 7 and 12.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

                                             2003                    2002
                                             ----                    ----
         Audit Fees(1)                       $164,261                $127,359
         Audit-Related Fees                      -0-                     -0-
         Tax Fees(2)                          $29,024                 $19,205
         All Other Fees                          -0-                     -0-
                                             ------------            ----------
                  Total                      $193,285                $146,564

--------------------------

(1) Represents the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the years ended December 31, 2003, and December 31, 2002 and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those periods. There were no additional fees billed by our principal accountant during the years ended December 31, 2003 and 2002.

(2) Represents the aggregate fees billed for professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning for the years ended December 31, 2003 and 2002.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

         In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services, the engagement is approved by our audit committee. Our audit committee approved all of the fees referred to in the sections entitled "Audit Fees," "Audit-Related Fees," "Tax Fees" and "All Other Fees" above.

                                      CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------




INDEPENDENT AUDITOR'S REPORT                                                            F-1


CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheet as of December 31, 2003                                                F-2

   Statement of Income for the Years Ended December 31, 2003 and 2002                   F-3

   Statement of Shareholders' Equity (Deficiency) for the Years Ended
    December 31, 2003 and 2002                                                          F-4

   Statement of Cash Flows for the Years Ended December 31, 2003 and 2002               F-5

   Notes to Consolidated Financial Statements                                         F-6 - F-15

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
CPI Aerostructures, Inc.


We have audited the accompanying consolidated balance sheet of CPI Aerostructures, Inc. and Subsidiary as of December 31, 2003 and the related consolidated statements of income, shareholders' equity (deficiency), and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI Aerostructures, Inc. and Subsidiary as of December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


/s/ Goldstein Golub Kessler LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

January 30, 2004

                                        CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                                     CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------

DECEMBER 31, 2003
-----------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash and cash equivalents                                      $  2,794,310
  Accounts receivable                                               1,747,824
  Costs and estimated earnings in excess of billings on
     uncompleted contracts                                         17,449,887
  Deferred income taxes                                             1,058,000
  Prepaid expenses and other current assets                           349,329

-----------------------------------------------------------------------------

      TOTAL CURRENT ASSETS                                         23,399,350

Property, Plant and Equipment, net                                    360,514
Other Assets                                                          179,226
-----------------------------------------------------------------------------
      TOTAL ASSETS                                               $ 23,939,090
=============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                               $  3,343,875
  Accrued expenses                                                    541,798
  Current portion of capital lease obligation                           7,303
  Income taxes payable                                                187,000
-----------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                     4,079,976

Capital Lease Obligation, Net of Current Portion                       26,311

-----------------------------------------------------------------------------
      TOTAL LIABILITIES                                             4,106,287
-----------------------------------------------------------------------------

Commitments and Contingencies

Shareholders' Equity:
  Common stock - $.001 par value; authorized 50,000,000 shares,
   issued and outstanding 5,301,770 shares                              5,302
  Additional paid-in capital                                       21,713,447
  Accumulated deficit                                              (1,885,946)

-----------------------------------------------------------------------------
      SHAREHOLDERS' EQUITY                                         19,832,803
-----------------------------------------------------------------------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 23,939,090
=============================================================================


                                  See Notes to Consolidated Financial Statements

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                                CONSOLIDATED STATEMENT OF INCOME
--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31,                                  2003            2002
----------------------------------------------------------------------------------
Revenue                                               $ 27,288,035    $ 23,999,257

Cost of sales                                           18,283,252      16,297,905
----------------------------------------------------------------------------------

Gross profit                                             9,004,783       7,701,352

Selling, general and administrative expenses             3,177,173       2,691,632

----------------------------------------------------------------------------------
Income from operations                                   5,827,610       5,009,720
----------------------------------------------------------------------------------

Other income (expense):
  Interest/ other income                                    16,206          69,233
  Interest expense                                        (148,006)       (510,329)
  Gain on extinguishment of debt                         2,431,233            --

----------------------------------------------------------------------------------
Total other income (expense), net                        2,299,433        (441,096)
----------------------------------------------------------------------------------

Income from continuing operations                        8,127,043       4,568,624

Gain on sale of assets held for sale
-discontinued operations                                   461,235            --

----------------------------------------------------------------------------------
Income before provision for income taxes              $  8,588,278    $  4,568,624

Provision for income taxes                                (195,000)       (124,000)

----------------------------------------------------------------------------------
Net income                                            $  8,393,278    $  4,444,624
==================================================================================

Basic net income per common share:

      Income from continuing operations               $       1.63    $       1.63
      Income from discontinued operations                      .09            --
----------------------------------------------------------------------------------
Income per common share - basic                       $       1.72    $       1.63
==================================================================================

Diluted net income per common share:
      Income from continuing operations               $       1.47    $       1.40
      Income from discontinued operations                      .09            --
----------------------------------------------------------------------------------
Income per common share - diluted                     $       1.56    $       1.40
==================================================================================

Shares used in computing earnings per common share:
  Basic                                                  4,872,255       2,721,522
==================================================================================
  Diluted                                                5,382,266       3,181,834
==================================================================================

                                  See Notes to Consolidated Financial Statements

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
--------------------------------------------------------------------------------


YEARS ENDED DECEMBER 31, 2002 AND 2003
-----------------------------------------------------------------------------------------------------------------
                                                                       Additional                    Shareholders'
                                           Common                       Paid-in        Accumulated      Equity
                                           Shares         Amount        Capital         Deficit      (Deficiency)
-----------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002                 2,657,046   $      2,657   $ 12,367,020   $(14,723,848)   $ (2,354,171)

Net income                                      --             --             --        4,444,624       4,444,624

Amortization of fair value of
 warrants issued in conjunction
 with consulting agreement                      --             --            7,829           --             7,829

Common stock issued for bank fees             70,000             70         58,621           --            58,691

Common stock issued upon exercise
  of options and warrants                     58,622             59        180,504           --           180,563
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002               2,785,668          2,786     12,613,974    (10,279,224)      2,337,536

Net income                                      --             --             --        8,393,278       8,393,278

Amortization of fair value of
 warrants issued in conjunction
 with consulting agreement                      --             --          105,354           --           105,354

Common stock issued in secondary
  public offering                          2,300,000          2,300      7,756,790           --         7,759,090

Common stock issued for bank fees             20,000             20         88,669           --            88,689

Common stock issued upon exercise
  of options and warrants                    196,102            196        733,660           --           733,856

Tax benefits from stock option plans            --             --          415,000           --           415,000
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003               5,301,770   $      5,302   $ 21,713,447   $ (1,885,946)   $ 19,832,803
=================================================================================================================

                                  See Notes to Consolidated Financial Statements

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31,                                                                     2003                   2002
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income before operations of discontinued segment                               $ 7,932,043            $ 4,444,624
  Adjustments to reconcile net income before operations of discontinued
   segment to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                        131,204                 51,420
    Warrants issued for consulting fees                                                  105,354                  7,829
    Common stock issued for bank fees                                                     88,689                 58,691
    Gain on early extinguishment of debt                                              (2,431,233)                  --
    Deferred portion of provision for income taxes                                      (407,000)               132,000
    Tax benefit for stock options                                                        415,000                   --
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                         583,951               (163,406)
      Increase in costs and estimated earnings in excess of billings
       on uncompleted contracts                                                       (6,067,781)            (4,414,721)
      Decrease (increase) in prepaid expenses and other current assets                   116,169               (380,603)
      Decrease in other assets                                                              --                    1,000
      Increase (decrease) in accounts payable and accrued expenses                    (1,317,185)               472,274
      Increase in income taxes payable                                                   187,000                   --

-----------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            (663,789)               209,108
-----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                             (268,790)              (122,848)
  Proceeds from assets held for sale                                                        --                2,937,308
-----------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            (268,790)             2,814,460
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from exercise of stock options                                                733,856                180,563
  Net repayment of long-term debt                                                     (5,599,505)            (3,293,172)
  Proceeds from public offering                                                        7,759,090                   --
-----------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           2,893,441             (3,112,609)
-----------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) continuing operations                                   1,960,862                (89,041)

Net cash provided by discontinued operations                                             741,911                   --

-----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                        2,702,773                (89,041)
Cash and cash equivalents at beginning of year                                            91,537                180,578

-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                             $ 2,794,310            $    91,537

=======================================================================================================================

=======================================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITY:
  Property, plant and equipment acquired through capital lease                       $      --              $    50,240
=======================================================================================================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                                             $   148,006            $   252,422
=======================================================================================================================

                                  See Notes to Consolidated Financial Statements

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

1.   PRINCIPAL           The Company consists of CPI Aerostructures, Inc.
     BUSINESS            ("CPI") and its wholly owned subsidiary, Kolar, Inc.
     ACTIVITY AND        ("Kolar"), collectively, the "Company."
     SUMMARY OF
     SIGNIFICANT         CPI's operations consist of the design and production
     ACCOUNTING          of complex aerospace structural subassemblies under
     POLICIES:           U.S. government and commercial contracts. The length of
                         the Company's contracts varies but is typically between one and two years for U.S. government contracts and up to 10 years for commercial contracts.

                         Kolar's principal business was the precision computer numerical control machining of metal products on a contract-order basis. Kolar is presently inactive (see
                         Note 6).

                         CPI's revenue is recognized based on the percentage of completion method of accounting for its contracts measured by the percentage of total costs incurred to date to estimated total costs at completion for each contract. Contract costs include all direct material, labor costs, tooling and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Selling, general and administrative costs are charged to expense as incurred. Estimated losses on uncompleted contracts are recognized in the period in which such losses are determined. Changes in job performance may result in revisions to costs and income and are recognized in the period in which revisions are determined to be required. The percentage of completion method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods and, as a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by us during any reporting period. In accordance with industry practice, costs and estimated earnings in excess of billings on uncompleted contracts, included in the accompanying consolidated balance sheet, contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year. CPI's recorded revenue may be adjusted in later periods in the event that CPI's cost estimates prove to be inaccurate or a contract is terminated.

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

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

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

                         The fair value of the Company's short-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Using this method, the fair value of the Company's short-term debt was not significantly different than the stated value at December 31, 2003.

                         The Company incurred freight and delivery costs of approximately $176,000 and $211,000, respectively, during the years ended December 31, 2003 and 2002. These costs are included in cost of sales.

                         Basic earnings per common share is computed using the weighted-average number of shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 510,011 and 460,312 were used in the calculation of diluted earnings per common share in 2003 and 2002, respectively. Incremental shares of 321,250 were not included in the diluted earnings per share calculations at December 31, 2002 as their exercise price was in excess of the Company's stock price at December 31, 2002 and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation.

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

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

            Year ended December 31,                      2003         2002
            --------------------------------------------------------------------
            Net income - as reported                  $8,393,278   $4,444,624

            Deduct:  Total stock-based employee
             compensation expense determined
             under fair value based method for
             all awards, net of related tax effects      453,866    1,844,730
            --------------------------------------------------------------------
            Net income - pro forma                    $7,939,412   $2,599,894
            ====================================================================
            Basic income per share - as reported      $     1.65   $     1.63
            ====================================================================
            Basic income per share - pro forma        $     1.63   $      .96
            ====================================================================
            Diluted income per share - as reported    $     1.49   $     1.40
            ====================================================================
            Diluted income per share - pro forma      $     1.48   $      .82
            ====================================================================

                         The Company's assumptions used to calculate the fair values of options issued during 2003 were (i) risk-free interest rates of 2.10% and 2.78%, (ii) expected life of 10 years, (iii) expected volatility of 198%, and
                         (iv) expected dividends of zero. In 2002, the Company's assumptions used to calculate the fair values of options issued were (i) risk-free interest rates of 5.42% and 5.62%, (ii) expected life of 10 years, (iii) expected volatility of 84.95%, and (iv) expected dividends of zero.

                         Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

                         For comparability, certain 2002 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2003.

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

2.   COSTS AND           At December 31, 2003, costs and estimated earnings in
     ESTIMATED           excess of billings on uncompleted contracts consist of:
     EARNINGS IN
     EXCESS OF
     BILLINGS ON
     UNCOMPLETED
     CONTRACTS:

                                               U.S.
                                           Government       Commercial          Total
------------------------------------------------------------------------------------------
Costs incurred on uncompleted
  contracts                                $22,466,590      $13,184,968       $35,651,558
 Estimated earnings                         11,783,814        6,111,775        17,895,589
------------------------------------------------------------------------------------------
                                            34,250,404       19,296,743        53,547,147
 Less billings to date                      18,866,180       17,231,080        36,097,260
------------------------------------------------------------------------------------------
        COSTS AND ESTIMATED EARNINGS
         IN EXCESS OF BILLINGS ON
         UNCOMPLETED CONTRACTS            $ 15,384,224      $ 2,065,663       $17,449,887
=========================================================================================

                         Unbilled costs and estimated earnings are billed in accordance with applicable contract terms. As of December 31, 2003, $1,865,648 of the balances above, primarily commercial contracts, are not expected to be collected within one year. Amounts not paid or billed under retainage provisions are not material.

3.   ACCOUNTS            At December 31, 2003, accounts receivable consists of
     RECEIVABLE:         trade receivables as follows:

                         Billed receivables                           $1,564,600
                         Unbilled receivables on completed contracts     183,224
                         -------------------------------------------------------
                                                                      $1,747,824
                         =======================================================

4.   PROPERTY,           Property, plant and equipment, at cost, consists of the
     PLANT AND           following:
     EQUIPMENT:

                                                                                               Estimated
                         December 31, 2003                                                    Useful Life
                         ---------------------------------------------------------------------------------
                         Machinery and equipment                             $314,997       5 to 10 years
                         Computer equipment                                   430,769             9 years
                         Furniture and fixtures                                69,176             7 years
                         Automobiles and trucks                                23,488             5 years
                         Leasehold improvements                               156,354             3 years
                         ---------------------------------------------------------------------------------

                                                                              994,784
                         Less accumulated depreciation and amortization       634,270
                         ---------------------------------------------------------------------------------
                                                                             $360,514
                         =================================================================================

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

                         Depreciation and amortization expense for the years ended December 31, 2003 and 2002 was $131,204 and $51,420, respectively.

5.  RELATED PARTY        In October 2000, the Company adopted a Greit Plan for
    TRANSACTIONS:        the purpose of offering senior management a deferred
                         compensation death benefit plan (the "Plan") that provides a tax-free benefit and which is tax-neutral to the Company. Pursuant to the Plan, the Company made a noninterest-bearing loan to an employee in the amount of $150,000, which was used to purchase the Plan. The
                         Plan has since been terminated. The surrender value has been returned to the employee who has placed the proceeds from the surrender value in an annuity, which will mature to $150,000, and which is included in other assets at December 31, 2003. Simultaneously, the employee purchased an insurance policy in the amount of $150,000, of which the Company is the sole beneficiary.
                         The loan to the employee will be repaid to the Company upon the maturity date of the annuity or upon the death of the employee, whichever occurs first.

6.   DISCONTINUED        On January 22, 2002, the Company announced a decision
     OPERATIONS:         made by the board of directors as of December 31, 2001
                         to close the Kolar facilities located in Ithaca, New
                         York, and liquidate its assets through a public auction of its machinery and equipment and the private sale of its real estate. On February 21, 2002, Kolar sold a substantial portion of its machinery and equipment at an auction conducted by Daley-Hodkin Corporation at Kolar's main facility in Ithaca, New York. In connection with the discontinuance of Kolar's operations, the Company incurred a one-time charge of $10,422,816 related to the write-off of Kolar's assets, net of expected proceeds, and an accrual for estimated losses during the phase-out period. The disposition of Kolar's operations represents a disposal of a business segment under APB Opinion No. 30 in 2001. Accordingly, results of the operation have been classified as discontinued. For business segment reporting purposes, Kolar's business results were previously classified as the "Machining" segment. In 2003, the Company sold the remaining assets for Kolar and recorded a gain of $461,235.

7.   CAPITAL LEASE       The Company leases equipment under a capital lease
     OBLIGATION AND      which expires during 2007. The lease requires monthly
     CREDIT FACILITY:    payments of principal and interest, imputed at an
                         interest rate of 9% per annum.

                         Future minimum lease payments under capital leases are as follows:

                         Year ending December 31
                                 2004                                   $10,048
                                 2005                                    10,048
                                 2006                                    10,048
                                 2007                                    10,048
                         -------------------------------------------------------
                                                                         40,192
                         Less amount representing interest                6,578
                         -------------------------------------------------------
                                                                         33,614
                         Less current maturities                          7,303
                         -------------------------------------------------------

                           LONG-TERM DEBT, LESS CURRENT MATURITIES      $26,311
                         =======================================================

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

                         On January 28, 2003, the Company sold one of the two remaining Kolar buildings and related land for $585,000 and on May 7, 2003, the final building and related land was sold for $190,000. The proceeds were used to repay bank loans.

                         On February 19, 2003, the Company consummated a public offering of 2,300,000 common shares at a price of $4.00 per share, raising gross and net proceeds of $9,200,000 and $7,759,000, respectively. Approximately $2,433,000 of the net proceeds were used to repay bank loans, $2,700,000 was used to repay the Note Payable - Seller, which had a carrying value plus accrued interest of approximately $5,131,000. Accordingly, the Company recorded a gain of approximately $2,431,000 on the extinguishment of the debt. The remaining net proceeds of approximately $2,631,000 are being used to fund continuing operations.

                         In September 2003, the Company entered into a three year, $5.0 million revolving credit facility with JP Morgan Chase Bank, secured by the assets of the Company. The facility specifies interest rates that range between the Prime Rate and 225 basis points over LIBOR, depending on certain terms and conditions. As of December 31, 2003, the Company has not borrowed any funds pursuant to this facility.

8.   COMMITMENTS:        The Company has employment agreements with four
                         employees. The aggregate future commitment under these agreements is as follows:

                         Year ending December 31,
                                2004                                  $  635,780
                                2005                                     427,000
                         -------------------------------------------------------
                                                                      $1,062,780
                         =======================================================

                         These agreements provide for additional bonus payments that are calculated as defined.

9.   INCOME TAXES:       The provision for income taxes consists of the
                         following:

                         Year ended December 31,           2003          2002
                         -------------------------------------------------------
                         Current:
                           Federal                      $ 593,000
                           State and local                  9,000    $  (8,000)
                         Deferred:
                           Federal                       (407,000)     132,000
                         -------------------------------------------------------
                                                        $ 195,000     $124,000
                         =======================================================

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

                         The difference between the income tax provision computed at the federal statutory rate and the actual tax provision is accounted for as follows:

                         December 31,                 2003           2002
                         -------------------------------------------------------
                         Taxes computed at the
                           federal statutory rate  $2,920,000     $1,553,000
                         Utilization of net
                           operating loss
                           carryforward            (2,725,000)    (1,429,000)
                         -------------------------------------------------------
                                                   $  195,000     $  124,000
                         =======================================================

                         Commencing with the first quarter of 2004, the Company will be recording a full federal and state income tax provision on its pre-tax income.

                         The components of deferred income tax assets at December 31, 2003 are as follows:

                         -------------------------------------------------------
                         Assets:
                           Federal and state net operating
                           loss carryforwards                       $  944,000
                           Temporary differences                       (71,000)
                           Alternative minimum tax credit              185,000
                         -------------------------------------------------------
                                                                    $1,058,000
                         =======================================================

                         As of December 31, 2003, the Company had net operating loss carryforwards of approximately $1,700,000 and $8,400,000 for federal and state income tax purposes, respectively, expiring through 2022.

                         For the year ended December 31, 2003, the Company recognized, for income tax purposes, a tax benefit of $415,000 for compensation expense related to its stock option plan for which no corresponding charge to operations has been recorded. Such amounts have been added to additional paid-in capital in the current year.

10.  EMPLOYEE STOCK      In April 1992, the Company adopted the 1992 Stock
     OPTION PLANS:       Option Plan (the "1992 Plan"). The 1992 Plan, for which
                         83,334 common shares are reserved for issuance, provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company. The options may not be exercised more than five years from the date of issuance. No more options may be granted under the 1992 plan.

                         In 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"), as amended, for which 200,000 common shares are reserved for issuance. The 1995 Plan provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

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

                         The Company has 23,810 options available for grant under the 1995 Plan, 35,666 options available for grant under the 1998 Plan, and 105,000 options available for grant under the 2000 Plan.

                         A summary of the status of the Company's four stock option plans as of December 31, 2003 and 2002 and changes during those years is as follows:

                                                                     2003                         2002
                         ------------------------------------------------------------------------------------------
                                                                           Weighted-                   Weighted-
                                                                            average                     average
                                                                           Exercise                    Exercise
                         Fixed Options                      Options          Price         Options       Price
                         ------------------------------------------------------------------------------------------
                         Outstanding and exercisable
                          at beginning of year              1,197,338        $3.49        1,098,672         $3.06
                         Granted during year                  150,000         7.46          300,000          6.19
                         Exercised/forfeited                 (232,586)        5.18         (201,334)         5.15

                         ------------------------------------------------------------------------------------------
                         Outstanding and
                          exercisable at end of year        1,114,752         3.84        1,197,338         $3.49
                         ==========================================================================================

                         Weighted-average fair
                          value of options granted                           $6.22                          $5.48
                         ==========================================================================================

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

                              The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

                                                                                      Weighted-
                                                              Number                   average              Weighted-
                                                            Outstanding               Remaining              average
                                  Range of                      and                  Contractual            Exercise
                              Exercise Price                Exercisable                 Life                  Price
                              -----------------------------------------------------------------------------------------
                              $1.20-$1.65                            205,000              7.60 years            1.21
                              $2.53-$2.79                            513,000              5.06 years            2.63
                              $6.27-$6.97                            333,001              7.93 years            6.45
                              $7.19-$8.75                             63,750              8.41 years            8.41
                              -----------------------------------------------------------------------------------------
                              $1.20 - $8.75                        1,114,751              6.58 years           $3.84
                              =========================================================================================

11.  WARRANTS AND        In February 2002, the Company issued 5,000 options to a
     OPTIONS:            consultant as compensation related to a one-year
                         consulting agreement. The options are exercisable at $1.65 per share through February 2007. The options are valued at $113,183, of which $105,354 and $7,829 has been charged to operations in 2003 and 2002, respectively, based on the Company's assumptions as follows: (i) risk-free interest rate of 5.12%, (ii) expected life of five years, (iii) expected volatility of 84.95%, and (iv) expected dividends of zero. The warrants are accounted for in accordance with EITF
                         96-18, Accounting for Equity Interests that are Issued to Other Than Employees, or in Conjunction with Selling, Goods or Services.


12.  EMPLOYEE            On September 11, 1996, CPI's board of directors
     BENEFIT PLAN:       instituted a defined contribution plan under Section
                         401(k) of the Internal Revenue Code (the "Code"). On
                         October 1, 1998, the Company amended and standardized both the CPI and Kolar plans as required by the Code.
                         Pursuant to the amended plan, qualified employees may contribute a percentage of their pretax eligible compensation to the Plan and the Company will match a percentage of each employee's contribution.
                         Additionally, the Company has a profit-sharing plan covering all eligible employees. Contributions by the Company are at the discretion of management. The amount of contributions recorded by the Company in 2003 and 2002 amounted to $81,310 and $55,317, respectively.

13.  MAJOR CUSTOMER:     98% of the sales in 2003 and all of the Company's net
                         sales in 2002 were to the U.S. government.

                                         CPI AEROSTRUCTURES, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

14.  PUBLIC OFFERING:    On February 19, 2003, the Company consummated a public
                         offering of 2,300,000 common shares at a price of $4.00 per share raising gross proceeds of $9,200,000. Prior to the consummation of the offering, some of the Company's officers were interviewed by a reporter and an article about the Company was subsequently published in a newspaper. It is possible that the officers' participation in the interview combined with the publication of the article may be considered a violation of Section 5 of the Securities Act of 1933.
                         If investors in the offering were to sue the Company and convince a court that the Company violated Section
                         5, they would have the right under the federal securities laws to rescind their purchases of common shares for a period of one year from the date of the violation. As of February 19, 2004 (the one-year anniversary date from which the investors had the potential right of rescission), no investors have made a claim requesting rescission of the purchase of their shares and the rescission period has ended.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 29, 2004                 CPI AEROSTRUCTURES, INC.
                                        (Registrant)


                                        By:  /s/ Edward J. Fred
                                             -----------------------------------
                                             Edward J. Fred
                                             Chief Executive Officer, President
                                             acting Chief Financial Officer
                                             (Principal Executive, Accounting
                                             and Financial Officer), Secretary
                                             and Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature               Title                             Date
---------               -----                             ----

/s/ Edward J. Fred                                        March 29, 2004
---------------------
Edward J. Fred          Chief Executive Officer,
                        President acting Chief
                        Financial Officer, Secretary
                        and Director

/s/ Arthur August                                         March 29, 2004
---------------------
Arthur August           Chairman of the Board of
                        Directors

/s/ Walter Paulick                                        March 29, 2004
---------------------
Walter Paulick          Director


/s/ Kenneth McSweeney                                     March 29, 2004
---------------------
Kenneth McSweeney       Director

                                                          March 29, 2004
/s/ A.C. Providenti
---------------------
A.C. Providenti         Director


/s/ Eric Rosenfeld                                        March 29, 2004
---------------------
Eric Rosenfeld          Director

                                                                    EXHIBIT 21.1


                         SUBSIDIARIES OF THE REGISTRANT


NONE.