Form 10QSB
period 2004-03-31
CPI AEROSTRUCTURES INC
filed 2004-05-11
CIK 889348

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



     For the quarterly period                 Commission File Number 1-11398
       ended March 31, 2004



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



                         Telephone number (631) 586-5200
                 (Issuer's Telephone Number Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X    No
                                                             -------   -------

As of May 6, 2004, the number of shares of common stock, par value $.001 per share, outstanding was 5,350,030.

                                                        CPI AEROSTRUCTURES, INC.

                                                                           INDEX
--------------------------------------------------------------------------------



Part I:  Financial Information:

       Item 1 - Condensed Consolidated Financial Statements:

       Independent Accountant's Report                                        3

       Balance Sheets as of March 31, 2004 (Unaudited) and                    4
         December 31, 2003

       Statements of Income for the Three Months ended March 31, 2004         5
         (Unaudited) and 2003 (Unaudited)

       Statements of Cash Flows for the Three Months ended March 31, 2004     6
         (Unaudited) and 2003 (Unaudited)

       Notes to Condensed Consolidated Financial Statements (Unaudited)       7

       Item 2 - Management's Discussion and Analysis of Financial Condition 10 and Results of Operations

       Item 3 - Controls and Procedures                                      13

Part II.  Other Information

       Item 6 - Exhibits and Reports on Form 8-K                             13


       Signatures and Certifications                                         14

                                                        CPI AEROSTRUCTURES, INC.

PART I:  FINANCIAL INFORMATION:

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS:




INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
CPI Aerostructures, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of CPI Aerostructures, Inc. and Subsidiary as of March 31, 2004, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CPI Aerostructures, Inc. and Subsidiary as of December 31, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it is derived.



/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York


April 15, 2004

                                                                                                         CPI AEROSTRUCTURES, INC.

                                                                                            CONDENSED CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------------
                                                                                   MARCH 31,        DECEMBER 31,
                                                                                      2004            2003
                                                                                  (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash                                                                             $1,411,699     $    2,794,310
  Accounts receivable                                                               1,713,076          1,747,824
  Costs and estimated earnings in excess of billings on uncompleted
      contracts                                                                    18,608,793         17,449,887
  Deferred income taxes                                                               623,000          1,058,000
  Prepaid expenses and other current assets                                           282,731            349,329

---------------------------------------------------------------------------------------------------------------------------------

      TOTAL CURRENT ASSETS                                                         22,639,299         23,399,350

Property, plant and equipment, net                                                    380,795            360,514

Other assets                                                                          179,226            179,226

---------------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                $23,199,320        $23,939,090
=================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                $ 2,592,162       $  3,343,875
  Accrued expenses                                                                     75,609            541,798
  Current capital lease obligation                                                      7,071              7,303
  Income tax payable                                                                   15,753            187,000
---------------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                     2,690,595          4,079,976
Capital lease obligation, net of current portion                                       24,110             26,311

---------------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                             2,714,705          4,106,287
---------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies
Shareholders' equity:
  Common stock - $.001 par value; authorized 50,000,000 shares,
   issued and outstanding 5,301,770 shares                                              5,302              5,302
  Additional paid-in capital                                                       21,713,447         21,713,447
  Accumulated deficit                                                              (1,234,134)        (1,885,946)
---------------------------------------------------------------------------------------------------------------------------------

      SHAREHOLDERS' EQUITY                                                         20,484,615         19,832,803

---------------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $23,199,320        $23,939,090
=================================================================================================================================



                        See Notes to Condensed Consolidated Financial Statements

                                                                                                           CPI AEROSTRUCTURES, INC.

                                                                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
----------------------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31,                                                  2004                2003
                                                                                            (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------
Revenue                                                                            $ 6,228,108        $ 6,007,447

Cost of sales                                                                        4,302,014          3,841,546
----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                         1,926,094          2,165,901

Selling, general and administrative expenses                                           838,076            722,919
----------------------------------------------------------------------------------------------------------------------------------
Income from operations                                                               1,088,018          1,442,982
----------------------------------------------------------------------------------------------------------------------------------

Other income (expense):
  Interest/other income                                                                  2,211              2,654
  Interest expense                                                                      (3,417)          (139,666)
  Gain on extinguishment of debt                                                           ---          2,431,233
----------------------------------------------------------------------------------------------------------------------------------
Total other income (expense), net                                                       (1,206)         2,294,221
----------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations                                                    1,086,812          3,737,203

Gain on sale of assets held for sale - discontinued operations                           ---              253,332
----------------------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                                             1,086,812          3,990,535

Provision for income taxes                                                             435,000              ---

----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                         $   651,812        $ 3,990,535
==================================================================================================================================

Basic net income per common share:
      Income from continuing operations                                            $      0.12        $      0.97
      Gain on sale of assets held for sale - discontinued operations                      0.00               0.07
----------------------------------------------------------------------------------------------------------------------------------
Earnings per common share - basic                                                  $      0.12        $      1.04
==================================================================================================================================

Diluted net income per common share:
      Income from continuing operations                                            $      0.11        $      0.87
      Gain on sale of assets held for sale - discontinued operations                      0.00               0.06
----------------------------------------------------------------------------------------------------------------------------------
Earnings per common share - diluted                                                $      0.11        $      0.93
==================================================================================================================================

Shares used in computing earnings per common share:
      Basic                                                                          5,301,770          3,848,779
      Diluted                                                                        5,800,120          4,311,529




                        See Notes to Condensed Consolidated Financial Statements

                                                                                                          CPI AEROSTRUCTURES, INC.

                                                                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED MARCH 31,                                                           2004               2003
                                                                                                     (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income from continuing operations                                                    $651,812         $3,737,203
  Adjustments to reconcile net income from continuing operations to net cash used in operating activities:
    Depreciation and amortization                                                            27,579             27,061
    Warrants issued for consulting fees                                                       ---                  712
    Common stock issued for bank fees                                                         ---               84,473
    Gain on extinguishment of debt                                                            ---           (2,431,233)
    Deferred portion of provision for income taxes                                          435,000              ---
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                             34,748         (1,030,385)
      Increase in costs and estimated earnings in excess of billings on
        uncompleted contracts                                                            (1,158,906)          (200,426)
      Decrease in prepaid expenses and other current assets                                  66,598            373,679
      Decrease in accounts payable and accrued expenses                                  (1,217,900)        (1,390,375)
      Decrease in income taxes payable                                                     (171,247)             ---
----------------------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                          (1,332,316)          (829,291)

Cash used in investing activities - purchase of property, plant and equipment               (47,861)           (44,309)
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net repayment of long-term debt                                                            (2,434)        (5,516,100)
  Proceeds from public offering                                                               ---            7,661,744
----------------------------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by financing activities                                (2,434)         2,145,644
----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) continuing operations                                     (1,382,611)         1,272,044
Net cash from discontinued operations                                                         ---              534,008
----------------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash                                                          (1,382,611)         1,806,052

Cash at beginning of period                                                               2,794,310             91,537

----------------------------------------------------------------------------------------------------------------------------------

Cash at end of period                                                                    $1,411,699        $ 1,897,589

==================================================================================================================================

Supplemental disclosures of cash flow information:

 Cash paid during the period for:
   Interest                                                                                  $3,417        $    60,884
==================================================================================================================================


   Income taxes                                                                            $171,247        $     8,410
==================================================================================================================================




                        See Notes to Condensed Consolidated Financial Statements

                                                                                                          CPI AEROSTRUCTURES, INC.

                                                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------
1.    INTERIM                 The financial statements as of March 31, 2004 and for the three months ended March 31,
      FINANCIAL               2004 and 2003 are unaudited, however, in the opinion of the management of the Company,
      STATEMENTS:             these financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of operations. The results of operations for such interim periods are not necessarily indicative of the results to be obtained for a full year.

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


                              Three months ended March 31,                                      2004              2003
                              ----------------------------------------------------------------------------------------------------

                              Net income - as reported                                      $651,812        $3,990,535

                              Deduct:  Total stock-based employee
                               compensation expense determined
                               under fair value based method for
                               all awards, net of related tax effects                         89,621            74,819

                              ----------------------------------------------------------------------------------------------------
                              Net income - pro forma                                        $562,191        $3,915,716
                              ====================================================================================================

                              Basic income per share - as reported                             $0.12         $    1.04
                              ====================================================================================================

                              BASIC INCOME PER SHARE - PRO FORMA                               $0.11         $    1.02
                              ====================================================================================================

                              Diluted income per share - as reported                           $0.11         $    0.93
                              ====================================================================================================

                              DILUTED INCOME PER SHARE - PRO FORMA                             $0.10         $    0.91
                              ====================================================================================================

                                                                                               CPI AEROSTRUCTURES, INC.

                                                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------
2.    COSTS AND ESTIMATED     Costs and estimated earnings in excess of billings on uncompleted contracts consist of:
      EARNINGS IN EXCESS OF
      BILLINGS ON UNCOMPLETED                                                         March 31, 2004
      CONTRACTS:              ---------------------------------------------------------------------------------------

                                                                        U.S.
                                                                     Government         Commercial           Total
                              ---------------------------------------------------------------------------------------

                              Costs incurred on uncompleted
                               contracts                             $25,097,415        $13,189,128        $38,286,543
                              Estimated earnings                      13,698,627          6,106,547         19,805,174
                              -----------------------------------------------------------------------------------------

                                                                      38,796,042         19,295,675         58,091,717
                              Less billings to date                   22,229,328         17,253,596         39,482,924

                              -----------------------------------------------------------------------------------------
                              COSTS AND ESTIMATED EARNINGS
                               IN EXCESS OF BILLINGS ON
                               UNCOMPLETED CONTRACTS                 $16,566,714         $2,042,079        $18,608,793
                              =========================================================================================



                                                                                     December 31, 2003
                              ---------------------------------------------------------------------------------------

                                                                        U.S.
                                                                     Government         Commercial           Total
                              ---------------------------------------------------------------------------------------

                              Costs incurred on uncompleted
                               contracts                             $22,466,590        $13,184,968        $35,651,558
                              Estimated earnings                      11,783,814          6,111,775         17,895,589
                              -----------------------------------------------------------------------------------------

                                                                      34,250,404         19,296,743         53,547,147
                              Less billings to date                   18,866,180         17,231,080         36,097,260

                              -----------------------------------------------------------------------------------------
                              COSTS AND ESTIMATED EARNINGS
                               IN EXCESS OF BILLINGS ON
                               UNCOMPLETED CONTRACTS                 $15,384,224        $ 2,065,663         $17,449,887
                              =========================================================================================

                                                        CPI AEROSTRUCTURES, INC.


                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------------------

3.    EARNINGS PER             Basic earnings per common share are computed using the
      COMMON SHARE:            weighted average number of shares outstanding. Diluted
                               earnings per common share is computed using the
                               weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of
                               498,350 and 462,750 were used in the calculation of diluted earnings per common share in the first three months of 2004 and 2003, respectively.

4.    PUBLIC OFFERING          In September 2003, the Company entered into a three year,
      AND CREDIT               $5.0 million revolving credit facility with JP Morgan Chase
      FACILITY:                Bank, secured by the assets of the Company. The facility
                               specifies interest rates that range between the Prime Rate and 225 basis points over LIBOR, depending on certain terms and conditions. As of March 31, 2004, the Company has not
                               borrowed any funds pursuant to this facility.

                               In February 2003, the Company consummated a public offering of 2,300,000 shares of common stock, which provided the
                               Company with net proceeds of $7,759,000. Approximately
                               $2,433,000 of the net proceeds was used to repay bank loans,
                               $2,700,000 was used to repay the Note Payable - Seller,
                               which had a carrying value plus accrued interest of
                               approximately $5,131,000. Accordingly, the Company recorded a gain of approximately $2,431,000 on the extinguishment of the debt. The remaining net proceeds of approximately
                               $2,626,000 are being used to fund continuing operations.


                                                        CPI AEROSTRUCTURES, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and footnotes thereto contained in this report.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

The Company's revenue for the three months ended March 31, 2004 was $6,228,108 compared to $6,007,447 for the same period last year, representing an increase of $220,661 or 4%.

Gross profit for the three months ended March 31, 2004 decreased by $239,807 or 11 %, compared with the same period last year. As a percentage of revenue, gross profit for the three months ended March 31, 2004 was 31% compared to 36% for the same period last year, due primarily to a less favorable product mix.

Selling, general, and administrative expenses for the three months ended March 31, 2004 were $838,076 compared to $722,919 for the three months ended March 31, 2003, an increase of $115,157, or 16%. The increase was due to additional professional fees and salaries during the quarter.

                                                        CPI AEROSTRUCTURES, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The resulting income from operations for the three months ended March 31, 2004 was $1,088,018, a 25% decrease from $1,442,982 reported in the same period last year.

Interest expense for the three months ended March 31, 2004 was $3,417, compared to $139,666 for the three months ended March 31, 2003, a decrease of $136,249, or 98%. The decrease was primarily due to bank fees associated with the early extinguishment of approximately $2,433,000 of the Company's bank debt in February 2003.

Included in other income for the three months ended March 31, 2003 is a gain on extinguishment of debt of $2,431,233.

Income from continuing operations for the three months ended March 31, 2004 was $1,086,812 compared to $3,737,203 for the three months ended March 31, 2003. The decrease was primarily due to a gain on the extinguishment of debt of $2,431,233, which was realized in conjunction with the public offering of 2.3 million shares of the Company's common stock in February 2003.

During the three months ended March 31, 2003, the Company realized a one time gain on the disposal of assets held for sale-discontinued operation of $253,332.

The Company recorded a provision for income taxes of $435,000 for the three months ended March 31, 2004. For the same period last year, the Company was able to partially realize the benefit of its net operating loss carryforward for losses occurred in previous years, resulting in a reversal of $1,823,000 of the previously established valuation allowance and no provision for taxes for the three months ended March 31, 2003. As a result, net income for the three months ended March 31, 2004 was $651,812, or $0.12 per share, compared to $3,990,535, or $1.04 per share, for the same period last year. Diluted income per share for the three months ended March 31, 2004 was $0.11, calculated utilizing 5,800,120 diluted average shares outstanding for the period, compared to diluted income per share of $0.93, calculated utilizing 4,311,529 diluted average shares outstanding for the same period last year.

MATERIAL CHANGES IN FINANCIAL CONDITION

At March 31, 2004, the Company had working capital of $19,948,704 compared to $19,319,374 at December 31, 2003, an increase of $629,330.

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

Net cash used in operating activities for the three months ended March 31, 2004 was $1,332,316, compared to net cash used in operating activities of $829,291 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently finances its operations through a combination of existing resources and cash provided by operations. Liquidity and capital resources were significantly improved as a result of the consummation of the Company's public offering in February 2003, which provided the Company with approximately $7,759,000 of net proceeds, approximately $2,626,000 of which have been and will be used to fund continuing operations.

                                                        CPI AEROSTRUCTURES, INC.

         ITEM2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                                           RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

In September 2003, the Company entered into a three year, $5.0 million revolving credit facility with JPMorgan Chase Bank, secured by the assets of the Company. The facility specifies interest rates that range between the Prime Rate and 225 basis points over LIBOR, depending on certain terms and conditions. As of March 31, 2004, the Company has not borrowed any funds pursuant to this facility.

The Company believes that its current liquidity and capital resources are sufficient to meet its needs for the foreseeable future.

CONTRACTUAL OBLIGATIONS

The table below summarizes information about our contractual obligations as of March 31, 2004 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.


----------------------------------------- --------------------------------------------------------------------------------------
                                                                       PAYMENTS DUE BY PERIOD ($)
----------------------------------------- --------------------------------------------------------------------------------------
                                                            LESS THAN
CONTRACTUAL OBLIGATIONS                   TOTAL              1 YEAR          1-3 YEARS         4-5 YEARS       AFTER 5 YEARS
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
Short-Term Debt                                 -0-               -0-              -0-              -0-              -0-
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
Capital Lease Obligations                      31,181            7,071            16,856           7,254             -0-
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
Operating Leases                                -0-               -0-              -0-              -0-              -0-
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
Employment Agreement Compensation *          1,336,300          673,800          662,500            -0-              -0-
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
Total Contractual Cash Obligations           1,367,481          680,871          679,356           7,254             -0-
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------

* The employment agreements provide for bonus payments that are excluded from these amounts.

                                                        CPI AEROSTRUCTURES, INC.
--------------------------------------------------------------------------------

ITEM 3 -  CONTROLS AND PROCEDURES


         An evaluation of the effectiveness of the Company's disclosure controls and procedures was made as of March 31, 2004 under the supervision and with the participation of the Company's management, including the Company's chief executive officer and acting chief financial officer (the Company's executive officer and principal financial officer). Based on that evaluation, he concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II:  OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              a)  Exhibit 31    Section 302 Certification by CEO and acting CFO
                  Exhibit 32    Section 906 Certification by CEO and acting CFO


              b) During the three months ended March 31, 2004, a Current Report on Form 8-K, dated March 30, 2004, was filed by the Company with the Securities and Exchange Commission on March 31, 2004, reporting events under Items 7 and 12.

                                                        CPI AEROSTRUCTURES, INC.


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CPI AEROSTRUCTURES, INC.



Dated:   May 6, 2004            By  /s/ Arthur August
                                  -------------------
                                Arthur August
                                Chairman of the Board



Dated:   May 6, 2004            By:  /s/ Edward J. Fred
                                    -------------------
                                Edward J. Fred
                                Chief Executive Officer, President, acting Chief
                                Financial Officer (Principal Executive,
                                Accounting and Financial Officer), Secretary and
                                Director