Form 10QSB
period 2004-06-30
CPI AEROSTRUCTURES INC
filed 2004-08-16
CIK 889348

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004	Commission File Number 1-11398

CPI AEROSTRUCTURES, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

New York	11-2520310
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

200A EXECUTIVE DRIVE, EDGEWOOD, NY 11717
(Address of Principal Executive Offices)

Telephone number (631) 586-5200
(Issuer's Telephone Number Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes       No

As of August 12, 2004, the number of shares of common stock, par value $.001 per share, outstanding was 5,405,755.

CPI AEROSTRUCTURES, INC.
INDEX

CPI AEROSTRUCTURES, INC.

Part I:    Financial Information:

Item 1 – Financial Statements:

CONDENSED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash	$1,318,143	$2,794,310
Accounts receivable	1,912,887	1,747,824
Costs and estimated earnings in excess of billings on uncompleted contracts	20,656,558	17,449,887
Deferred income taxes	445,000	1,058,000
Prepaid expenses and other current assets	282,759	349,329
Total current assets	24,615,347	23,399,350
Property, plant and equipment, net	368,992	360,514

Other assets	179,226	179,226
Total assets	$25,163,565	$23,939,090

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,047,799	$3,343,875
Accrued expenses	213,829	541,798
Current portion of capital lease obligation	7,298	7,303
Income tax payable	—	187,000
Total current liabilities	3,268,926	4,079,976
Capital lease obligation, net of current portion	22,200	26,311
Total liabilities	3,291,126	4,106,287
Commitments and contingencies
Shareholders' equity: Common stock – $.001 par value; authorized 50,000,000 shares, issued 5,429,270 and 5,301,770 shares, respectively and outstanding 5,398,255 and 5,301,770 shares, respectively	5,429	5,302
Additional paid-in capital	22,458,801	21,713,447
Accumulated deficit	(270,935)	(1,885,946)
	22,193,295	19,832,803
Less: Treasury Stock, at cost	(320,856)	—
Shareholders' equity	21,872,439	19,832,803
Total liabilities and shareholders' equity	$25,163,565	$23,939,090

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

CONDENSED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)

Revenue	$7,192,324	$6,894,217	$13,420,432	$12,901,664
Cost of sales	4,805,847	4,878,787	9,107,861	8,720,333
Gross profit	2,386,477	2,015,430	4,312,571	4,181,331
Selling, general and administrative expenses	838,573	916,401	1,676,650	1,639,320
Income from operations	1,547,904	1,099,029	2,635,921	2,542,011
Other income (expense):
Interest/other income	1,593	5,110	3,804	7,764
Interest expense	(298)	(1,668)	(3,714)	(141,334)
Gain on extinguishment of debt	—	—	—	2,431,233
Total other income (expense), net	1,295	3,442	90	2,297,663
Income from continuing operations	1,549,199	1,102,471	2,636,011	4,839,674
Gain on sale of assets held for sale
– discontinued operations	—	166,667	—	419,999
Income before provision for income taxes	1,549,199	1,269,138	2,636,011	5,259,673
Provision for income taxes	586,000	—	1,021,000	—
Net income	$963,199	$1,269,138	$1,615,011	$5,259,673
Basic net income per common share:
Income from continuing operations	$0.18	$0.22	$0.30	$1.08
Gain on sale of assets held for sale
– discontinued operations	0.00	0.03	0.00	0.09
Earnings per common share – basic	$0.18	$0.25	$0.30	$1.17
Diluted net income per common share:
Income from continuing operations	$0.16	$0.19	$0.27	$0.97
Gain on sale of assets held for sale
– discontinued operations	0.00	0.03	0.00	0.08
Earnings per common share – diluted	$0.16	$0.22	$0.27	$1.05
Shares used in computing earnings per common share:
Basic	5,365,542	5,110,852	5,333,832	4,483,302
Diluted	6,119,278	5,763,975	6,076,255	5,029,016

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income from continuing operations	$1,615,011	$4,839,674
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	56,740	55,709
Warrants issued for consulting fees	—	15,663
Common stock issued for bank fees	—	84,473
Gain on extinguishment of debt	—	(2,431,233)
Deferred income taxes	613,000	—
Tax benefit for stock options	393,000	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(165,063)	(61,637)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(3,206,671)	(1,941,645)
Decrease in prepaid expenses and other current assets	66,570	417,928
Decrease in accounts payable and accrued expenses	(624,045)	(911,261)
Decrease in income taxes payable	(187,000)	—
Net cash provided by (used in) operating activities	(1,438,458)	67,671
Cash used in investing activities – purchase of property, plant and equipment	(65,218)	(87,383)
Cash flows from financing activities:
Net repayment of long-term debt	(4,116)	(5,547,898)
Proceeds from exercise of stock options/warrants	31,625	—
Proceeds from public offering	—	7,756,668
Net cash provided by financing activities	27,509	2,208,770
Net cash provided by (used in) continuing operations	(1,476,167)	2,189,058
Net cash from discontinued operations	—	700,676
Net (decrease) increase in cash	(1,476,167)	2,889,734
Cash at beginning of period	2,794,310	91,537
Cash at end of period	$1,318,143	$2,981,271
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,715	$62,552
Income taxes	$211,247	$8,410

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL STATEMENTS:	The financial statements as of June 30, 2004 and for the three months and six months ended June 30, 2004 and 2003 are unaudited, however, in the opinion of the management of CPI Aerostructures, Inc. ("Company"), these financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of operations. The results of operations for such interim periods are not necessarily indicative of the results to be obtained for a full year.
The Company has elected to apply Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options issued to employees (intrinsic value) and has adopted the disclosure-only provisions of Statements of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, and No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized during the three month and six month periods ended June 30, 2004 and 2003. Had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income and income per common share would have been as follows:

Three months ended June 30,	2004	2003
Net income – as reported	$963,199	$1,269,138
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	202,126	165,515
Net income – pro forma	$761,073	$1,103,623
Basic income per share – as reported	$0.18	$0.25
Basic income per share – pro forma	$0.14	$0.22
Diluted income per share – as reported	$0.16	$0.22
Diluted income per share – pro forma	$0.12	$0.19

Six months ended June 30,	2004	2003
Net income – as reported	$1,615,011	$5,259,673
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	225,312	240,334
Net income – pro forma	$1,389,699	$5,019,339
Basic income per share – as reported	$0.30	$1.17
Basic income per share – pro forma	$0.26	$1.12
Diluted income per share – as reported	$0.27	$1.05
Diluted income per share – pro forma	$0.23	$1.00

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

2.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS:	Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	June 30, 2004
	U.S. Government	Commercial	Total
Costs incurred on uncompleted contracts	$26,119,145	$13,192,907	$39,312,052
Estimated earnings	15,203,348	6,108,835	21,312,183
	41,322,493	19,301,742	60,624,235
Less billings to date	22,646,672	17,321,005	39,967,677
Costs and estimated earnings in excess of billings on uncompleted contracts	$18,675,821	$1,980,737	$20,656,558

	December 31, 2003
	U.S. Government	Commercial	Total
Costs incurred on uncompleted contracts	$22,466,590	$13,184,968	$35,651,558
Estimated earnings	11,783,814	6,111,775	17,895,589
	34,250,404	19,296,743	53,547,147
Less billings to date	18,866,180	17,231,080	36,097,260
Costs and estimated earnings in excess of billings on uncompleted contracts	$15,384,224	$2,065,663	$17,449,887

3.	EARNINGS PER COMMON SHARE:	Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 753,736 and 742,423 were used in the calculation of diluted earnings per common share in the three-month and six-month periods ended June 30, 2004, respectively. Incremental shares of 653,123 and 545,714 were used in the calculation of diluted earnings per common share in the three-month and six-month periods ended June 30, 2003, respectively.
4.	PUBLIC OFFERING AND CREDIT FACILITY:	In September 2003, the Company entered into a three year, $5.0 million revolving credit facility with JP Morgan Chase Bank, secured by the assets of the Company. The facility specifies interest rates that range between the Prime Rate and 225 basis points over LIBOR, depending on certain terms and conditions. As of June 30, 2004, the Company has not borrowed any funds pursuant to this facility.

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

In February 2003, the Company consummated a public offering of 2,300,000 shares of common stock, which provided the Company with net proceeds of $7,759,000. Approximately $2,433,000 of the net proceeds was used to repay bank loans, $2,700,000 was used to repay the Note Payable – Seller, which had a carrying value plus accrued interest of approximately $5,131,000. Accordingly, the Company recorded a gain of approximately $2,431,000 on the extinguishment of the debt. The remaining net proceeds of approximately $2,626,000 have been and are being used to fund continuing operations.

CPI AEROSTRUCTURES, INC.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's Condensed Financial Statements and footnotes thereto contained in this report.

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

Material Changes in Results of Operations

The Company's revenue for the three months ended June 30, 2004 was $7,192,324 compared to $6,894,217 for the same period last year, representing an increase of $298,107 or 4%. For the six months ended June 30, 2004, revenue increased $518,768, or 4% to $13,420,432, compared to $12,901,664 for the same period last year, due primarily to more contracts in the current period.

Gross profit for the three months ended June 30, 2004 increased by $371,047 or 18%, compared with the same period last year. As a percentage of revenue, gross profit for the three months ended June 30, 2004 was 33% compared to 29% for the same period last year, due primarily to a more favorable product mix. For the six months ended June 30, 2004, gross profit was $4,312,571, or 32% of revenue, compared with $4,181,331, or 32% of revenue for the first six months of last year.

Selling, general, and administrative expenses for the three months ended June 30, 2004 were $838,573 compared to $916,401 for the three months ended June 30, 2003, a decrease of $77,828, or 8%. This decrease was the result of $78,000 of bad debts recorded in the three-month period ended June 30, 2003. For the six-month period ended June 30, 2004, selling, general and administrative expenses were $1,676,650, compared to $1,639,320 for the same period last year, an increase of $37,330 or 2%. This increase resulted from a slightly higher payroll related expense due to salary increases and slightly higher accrued bonus in the six-month period ended June 30, 2004.

CPI AEROSTRUCTURES, INC.

The resulting income from operations for the three months ended June 30, 2004 was $1,547,904, an increase of $448,875, or 40.8%, from $1,099,029 reported in the same period last year. For the six months ended June 30, 2004, income from operations was $2,635,921 compared with $2,542,011 for the same period last year, an increase of $93,910, or 3.7%.

Interest expense for the three months ended June 30, 2004 was $298, compared to $1,668 for the three months ended June 30, 2003, a decrease of $1,370, or 82%. Interest expense for the six months ended June 30, 2004 was $3,714, compared with $141,334 for the same period last year. The decrease was primarily due to bank fees associated with the early extinguishment of the Company's bank debt in February 2003.

Included in other income for the six months ended June 30, 2003 is a gain on extinguishment of debt of $2,431,233.

Income from continuing operations for the three months ended June 30, 2004 was $1,549,199 compared to $1,102,471 for the three months ended June 30, 2003. For the six months ended June 30, 2004, income from continuing operations was $2,636,011, compared to $4,839,674 for the same period last year. The decrease was primarily due to a gain on the extinguishment of debt of $2,431,233, which was realized in conjunction with the public offering of 2.3 million shares of the Company's common stock in February 2003.

During the first and second quarters of fiscal 2003, the Company realized a one time gain on the disposal of assets held for sale – discontinued operations of $253,332 and $166,667, respectively compared to no such amounts in the current year periods.

The Company recorded a provision for income taxes of $586,000 for the three months ended June 30, 2004. For the same period last year, the Company was able to partially realize the benefit of its net operating loss carryforward for losses occurred in previous years, resulting in a reversal of $1,823,000 of the previously established valuation allowance and no provision for taxes for the three months ended June 30, 2003. As a result, income before provision for income taxes for the three months ended June 30, 2004 was $1,549,199, or 20% of revenue, compared with $1,269,138, or 18% of revenue for the same period last year. For the six months ended June 30, 2004, income before provision for income taxes was $2,636,011, or 20% of revenue, compared with $5,259,673, or 41% of revenue for the same period last year.

Net income for the three months ended June 30, 2004 was $963,199, or $0.18 per basic share, compared with $1,269,138, or $0.25 per basic share for the same period last year. For the six months ended June 30, 2004, net income was $1,615,011, or $0.30 per basic share, compared with $5,259,673, or $1.17 per basic share for the same period last year.

Diluted earnings per share for the three months ended June 30, 2004 were $0.16, calculated utilizing 6,119,278 average shares outstanding for the period, compared with diluted earnings per share of $0.22, calculated utilizing 5,763,975 average shares outstanding for the same period last year.

Diluted earnings per share for the six months ended June 30, 2004 were $0.27, calculated utilizing 6,076,255 average shares outstanding for the period, compared with diluted earnings per share of $1.05 calculated utilizing 5,029,016 average shares outstanding for the same period last year.

Material Changes in Financial Condition

At June 30, 2004, the Company had working capital of $21,346,421, compared to $19,319,374 at December 31, 2003, an increase of $2,027,047.

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

CPI AEROSTRUCTURES, INC.

Net cash used in operating activities for the six months ended June 30, 2004 was $1,438,458, compared to net cash provided by operating activities of $67,671 for the same period last year, predominantly the result of an increase in costs in excess of billing on uncompleted contracts due to an increase in the number of contracts in the current period.

Liquidity and Capital Resources

The Company currently finances its operations through a combination of existing resources and cash provided by operations.

In February 2003, the Company consummated a public offering of 2,300,000 shares of common stock, which provided the Company with net proceeds of $7,759,000. Approximately $2,433,000 of the net proceeds was used to repay bank loans, $2,700,000 was used to repay the Note Payable – Seller, which had a carrying value plus accrued interest of approximately $5,131,000. Accordingly, the Company recorded a gain of approximately $2,431,000 on the extinguishment of the debt. The remaining net proceeds of approximately $2,626,000 have been and are being used to fund continuing operations.

In September 2003, the Company entered into a three year, $5.0 million revolving credit facility with JPMorgan Chase Bank, secured by the assets of the Company. The facility specifies interest rates that range between the Prime Rate and 225 basis points over LIBOR, depending on certain terms and conditions. As of June 30, 2004, the Company has not borrowed any funds pursuant to this facility.

As of June 30, 2004, the Company had delivered "first articles" totaling approximately $1,100,000 of shipped product, which have not yet been approved by the customer. First articles are the initial units shipped under a contract that are inspected by the customer to assure that production is in conformity with the contract terms. When these first articles are approved, the Company will be able to bill the $1,100,000 without incurring any additional costs. This amount is presently recorded as a portion of "Costs and estimated earnings in excess of billings on uncompleted contracts" on the Company's balance sheet.

The Company believes, based on its current backlog, its ability to bill its customers on a progress basis and its expected work requirements, that its current liquidity and capital resources, including its unused credit facility, are sufficient to meet its needs for at least the next year.

Contractual Obligations

The table below summarizes information about our contractual obligations as of June 30, 2004 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

Contractual Obligations	Payments Due By Period ($)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-Term Debt	0	0	0	0	0
Capital Lease Obligations	29,498	7,298	17,308	4,892	0
Operating Leases	0	0	0	0	0
Employment Agreement Compensation *	1,436,900	740,650	696,250	0	0
Total Contractual Cash Obligations	1,466,398	747,948	713,558	4,892	0

*	The employment agreements provide for bonus payments that are excluded from these amounts.

CPI AEROSTRUCTURES, INC.

Item 3 – Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures was made as of June 30, 2004 under the supervision and with the participation of the Company's management, including the Company's chief executive officer and the Company's chief financial officer. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II:    Other Information

Item 2 – Sales of Unregistered Securities

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price Afforded To Purchasers	Exemption from Registration Claimed		If Option, Warrant or Convertible Security, Terms of Exercise or Conversion
4/1/04	Options to purchase Common Stock	55,000	Options granted to non-employee directors under Performance Equity Plan 2000 – no cash consideration received by the Company.	4	(2)	Fully exercisable on date of grant for a period of 10 years from date of grant, at an exercise price of $10.00 per share.
5/4/04	Common Stock	5,000	Common stock issued to non-employee director upon exercise of options; $12,650 cash consideration received by the Company	4	(2)	N/A
5/10/04	Common Stock	55,000	Common stock issued upon exercise of options; optionee used 14,275 shares of common stock that he owned to pay for the exercise price	4	(2)	N/A
5/17/04	Options to purchase Common Stock	50,000	Option granted under 1995 Stock Option Plan – no cash consideration received by the Company	4	(2)	25,000 shares become exercisable on each of 5/17/05 and 5/17/06 and once exercisable, will remain exercisable for 10 years at an exercise price of $10.48 per share

CPI AEROSTRUCTURES, INC.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price Afforded To Purchasers	Exemption from Registration Claimed		If Option, Warrant or Convertible Security, Terms of Exercise or Conversion
5/19/04	Common Stock	7,500	Common stock issued upon exercise of options; $18,975 cash consideration received by the Company	4	(2)	N/A
6/11/04	Common Stock	3,120	Common stock issued upon cashless exercise of warrants; no consideration received by the Company	4	(2)	N/A
6/16/04	Options to purchase Common Stock	25,000	Options granted under 1998 Performance Equity Plan - no cash consideration received by the Company.	4	(2)	12,500 shares become exercisable on each of 6/16/05 and 6/16/06 and once exercisable, will remain exercisable for 10 years at an exercise price of $11.31 per share.

Item 4 – Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 16, 2004. At the meeting, the directors nominated for election, Arthur August and Edward J. Fred, were re-elected to a three year term expiring in 2007 with 4,615,390 shares voted in favor of their respective elections and 238,533 shares withheld authority to vote for each of them. The terms of office of A.C. Providenti and Kenneth McSweeney will expire at the Annual Meeting of Shareholders to be held in 2005 and the terms of office of Walter Paulick and Eric Rosenfeld will expire at the Annual Meeting of Shareholders to be held in 2006.

Item 6 – Exhibits and Reports on Form 8-K

a)	Exhibit 31.1	Section 302 Certification by Chief Executive Officer

Exhibit 31.2	Section 302 Certification by Chief Financial Officer

Exhibit 32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer

b)	Reports on Form 8-K

On May 9, 2004, a Current Report on Form 8-K, dated May 5, 2004, was filed by the Company with the Securities and Exchange Commission, reporting events under Items 7, 9 and 12.

On May 26, 2004, a Current Report on Form 8-K, dated May 24, 2004, was filed by the Company with the Securities and Exchange Commission, reporting events under Items 5 and 7.

On June 24, 2004, a Current Report on Form 8-K, dated June 21, 2004, was filed by the Company with the Securities and Exchange Commission, reporting events under Item 4.

CPI AEROSTRUCTURES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.
Dated: August 12, 2004	By /s/ Edward J. Fred
Edward J. Fred Chief Executive Officer and President (and principal executive officer)
Dated: August 12, 2004	By: /s/ Vincent Palazzolo
Vincent Palazzolo Chief Financial Officer (and principal accounting officer)