Form 10QSB
period 2004-09-30
CPI AEROSTRUCTURES INC
filed 2004-11-12
CIK 889348

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004	Commission File Number 1-11398

CPI AEROSTRUCTURES, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

New York	11-2520310
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

200A EXECUTIVE DRIVE, EDGEWOOD, NY 11717
(Address of Principal Executive Offices)

Telephone number (631) 586-5200
(Issuer's Telephone Number Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes       No

As of November 9, 2004, the number of shares of common stock, par value $.001 per share, outstanding was 5,405,755.

CPI AEROSTRUCTURES, INC
INDEX

CPI AEROSTRUCTURES, INC.

Part I:    Financial Information:

Item 1 – Financial Statements:

CONDENSED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash	$1,543,196	$2,794,310
Accounts receivable	2,683,622	1,747,824
Costs and estimated earnings in excess of billings on uncompleted contracts	22,011,131	17,449,887
Deferred income taxes	—	1,058,000
Prepaid expenses and other current assets	305,980	349,329
Total current assets	26,543,929	23,399,350
Property, plant and equipment, net	546,389	360,514
Other assets	179,226	179,226
Total assets	$27,269,544	$23,939,090
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,379,513	$3,343,875
Accrued expenses	272,245	541,798
Current portion of long term debt	63,459	7,303
Income tax payable	182,000	187,000
Total current liabilities	3,897,217	4,079,976
Long term debt, net of current portion	127,445	26,311
Total liabilities	4,024,662	4,106,287
Commitments and contingencies
Shareholders' equity:
Common stock - $.001 par value; authorized 50,000,000 shares, issued 5,436,770 and 5,301,770 shares, respectively and outstanding 5,405,755 and 5,301,770 shares, respectively	5,437	5,302
Additional paid-in capital	22,505,765	21,713,447
Retained earnings (accumulated deficit)	1,054,536	(1,885,946)
	23,565,738	19,832,803
Less: Treasury Stock, at cost	(320,856)	—
Shareholders' equity	23,244,882	19,832,803
Total liabilities and shareholders' equity	$27,269,544	$23,939,090

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

CONDENSED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenue	$7,877,023	$7,851,067	$21,297,456	$20,752,731
Cost of sales	5,183,011	5,329,091	14,290,873	14,049,424
Gross profit	2,694,012	2,521,976	7,006,583	6,703,307
Selling, general and administrative expenses	728,613	723,160	2,405,263	2,362,480
Income from operations	1,965,399	1,798,816	4,601,320	4,340,827
Other income (expense):
Interest/other income	1,549	5,577	5,353	13,341
Interest expense	(1,477)	(825)	(5,191)	(142,159)
Gain on extinguishment of debt	—	—	—	2,431,233
Total other income (expense), net	72	4,752	162	2,302,415
Income from continuing operations	1,965,471	1,803,568	4,601,482	6,643,242
Gain on sale of assets held for sale – discontinued operations	—	41,236	—	461,235
Income before provision for income taxes	1,965,471	1,844,804	4,601,482	7,104,477
Provision for income taxes	640,000	—	1,661,000	—
Net income	$1,325,471	$1,844,804	$2,940,482	$7,104,477
Basic net income per common share:
Income from continuing operations	$0.25	$0.34	$0.55	$1.40
Gain on sale of assets held for sale – discontinued operations	0.00	0.01	0.00	0.10
Earnings per common share – basic	$0.25	$0.35	$0.55	$1.50
Diluted net income per common share:
Income from continuing operations	$0.22	$0.29	$0.48	$1.22
Gain on sale of assets held for sale – discontinued operations	0.00	0.01	0.00	0.09
Earnings per common share – diluted	$0.22	$0.30	$0.48	$1.31
Shares used in computing earnings per common share:
Basic	5,405,184	5,217,733	5,358,025	4,730,803
Diluted	6,132,425	6,053,689	6,091,338	5,426,145

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income from continuing operations	$2,940,482	$6,643,242
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	119,785	91,694
Warrants issued for consulting fees	—	60,506
Common stock issued for bank fees	—	88,669
Gain on extinguishment of debt	—	(2,431,233)
Deferred income taxes	1,058,000	—
Tax benefit for stock options	421,000	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(935,798)	(2,590)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(4,561,244)	(4,238,450)
Decrease in prepaid expenses and other current assets	43,349	397,961
Decrease in accounts payable and accrued expenses	(233,916)	(367,684)
Decrease in income taxes payable	(5,000)	—
Net cash provided by (used in) operating activities	(1,153,342)	242,115
Cash used in investing activities – purchase of property, plant and equipment	(305,664)	(182,392)
Cash flows from financing activities:
New borrowing – long term debt	170,000	—
Repayment of long-term debt	(12,708)	(5,580,267)
Proceeds from exercise of stock options/warrants	50,600	642,516
Proceeds from public offering	—	7,756,668
Net cash provided by financing activities	207,892	2,818,917
Net cash provided by (used in) continuing operations	(1,251,114)	2,878,640
Net cash from discontinued operations	—	741,911
Net (decrease) increase in cash	(1,251,114)	3,620,551
Cash at beginning of period	2,794,310	91,537
Cash at end of period	$1,543,196	$3,712,088
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,191	$108,177
Income taxes	$218,037	$8,610

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL STATEMENTS:	The financial statements as of September 30, 2004 and for the three months and nine months ended September 30, 2004 and 2003 are unaudited, however, in the opinion of the management of CPI Aerostructures, Inc. ("Company"), these financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of operations. The results of operations for such interim periods are not necessarily indicative of the results to be obtained for a full year.
The Company has elected to apply Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options issued to employees (intrinsic value) and has adopted the disclosure-only provisions of Statements of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, and No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized during the three month and nine month periods ended September 30, 2004 and 2003. Had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income and income per common share would have been as follows:

Three months ended September 30,	2004	2003
Net income – as reported	$1,325,471	$1,844,804
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	123,597	347,967
Net income – pro forma	$1,201,874	$1,496,837
Basic income per share – as reported	$0.25	$0.35
Basic income per share – pro forma	$0.22	$0.29
Diluted income per share – as reported	$0.22	$0.30
Diluted income per share – pro forma	$0.20	$0.25

Nine months ended September 30,	2004	2003
Net income – as reported	$2,940,482	$7,104,477
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	353,268	513,482
Net income – pro forma	$2,587,214	$6,590,995
Basic income per share – as reported	$0.55	$1.50
Basic income per share – pro forma	$0.48	$1.39
Diluted income per share – as reported	$0.48	$1.31
Diluted income per share – pro forma	$0.42	$1.21

CPI AEROSTRUCTURES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

2.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS:	Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	September 30, 2004
	U.S. Government	Commercial	Total
Costs incurred on uncompleted contracts	$28,311,827	$13,272,421	$41,584,248
Estimated earnings	17,209,064	6,141,068	23,350,132
	45,520,891	19,413,489	64,934,380
Less billings to date	25,219,061	17,704,188	42,923,249
Costs and estimated earnings in excess of billings on uncompleted contracts	$20,301,830	$1,709,301	$22,011,131

	December 31, 2003
	U.S. Government	Commercial	Total
Costs incurred on uncompleted contracts	$22,466,590	$13,184,968	$35,651,558
Estimated earnings	11,783,814	6,111,775	17,895,589
	34,250,404	19,296,743	53,547,147
Less billings to date	18,866,180	17,231,080	36,097,260
Costs and estimated earnings in excess of billings on uncompleted contracts	$15,384,224	$2,065,663	$17,449,887

3.	EARNINGS PER COMMON SHARE:	Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 727,241 and 733,313 were used in the calculation of diluted earnings per common share in the three-month and nine-month periods ended September 30, 2004, respectively. Incremental shares of 835,956 and 695,342 were used in the calculation of diluted earnings per common share in the three-month and nine-month periods ended September 30, 2003, respectively.
4.	PUBLIC OFFERING AND CREDIT FACILITY:	In September 2003, the Company entered into a three year, $5.0 million revolving credit facility with JP Morgan Chase Bank, secured by the assets of the Company. The facility specifies interest rates that range between the Prime Rate and 225 basis points over LIBOR, depending on certain terms and conditions. As of September 30, 2004, the Company had not borrowed any funds pursuant to this facility.

CPI AEROSTRUCTURES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

In February 2003, the Company consummated a public offering of 2,300,000 shares of common stock, which provided the Company with net proceeds of $7,759,000. Approximately $2,433,000 of the net proceeds was used to repay bank loans, $2,700,000 was used to repay a promissory note held by a third party, which had a carrying value plus accrued interest of approximately $5,131,000. Accordingly, the Company recorded a gain of approximately $2,431,000 on the extinguishment of the debt. The remaining net proceeds of approximately $2,626,000 have been and are being used to fund continuing operations.

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

Critical Accounting Policies

Revenue Recognition

We recognize revenue from our contracts over the contractual period under the percentage-of-completion (POC) method of accounting. Under the POC method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned "Costs and estimated earnings in excess of billings on uncompleted contracts." Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned "Billings in excess of costs and estimated earnings on uncompleted contracts." Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period the change becomes known. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by us during any reporting period. We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however we cannot assure that our estimates will be accurate. If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods. Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to pay taxes until the reported earnings materialize to actual cash receipts.

Results of Operations

The Company's revenue for the three months ended September 30, 2004 was $7,877,023 compared to $7,851,067 for the same period last year, representing an increase of $25,956, or 0.3%. For the nine months ended September 30, 2004, revenue increased by $544,725, or 2.6%, to $21,297,456 compared to $20,752,731 for the same period last year, due primarily to more contracts in the current period.

Gross profit for the three months ended September 30, 2004 increased by $172,036 or 6.8%, to $2,694,012 from $2,521,976 for the same period last year. As a percentage of revenue, gross profit for the three months ended September 30, 2004 was 34% compared to 32% for the same period last year, due primarily to a more favorable product mix. For the nine months ended September 30, 2004, gross profit was $7,006,583, or 33% of revenue, compared with $6,703,307, or 32% of revenue for the first nine months of last year. This increase was also due primarily to a more favorable product mix.

Selling, general, and administrative expenses for the three months ended September 30, 2004 were $728,613 compared to $723,160 for the three months ended September 30, 2003, an increase of $5,453, or 0.8%. For the nine-month period ended September 30, 2004, selling, general and administrative expenses were $2,405,263, compared to $2,362,480 for the same period last year, an increase of $42,783 or 1.8%. These increases were the result of normal price increases.

CPI AEROSTRUCTURES, INC.

The resulting income from operations for the three months ended September 30, 2004 was $1,965,399, an increase of $166,583, or 9.3%, from $1,798,816 reported in the same period last year. For the nine months ended September 30, 2004, income from operations was $4,601,320 compared with $4,340,827 for the same period last year, an increase of $260,493, or 6.0%. These increases were the result of the higher gross margin achieved in the current periods.

Net interest income for the three months ended September 30, 2004 was $72, compared to $4,752 for the three months ended September 30, 2003, a decrease of $4,680. Net interest income for the nine months ended September 30, 2004 was $162, compared with net interest expense of $128,818 for the same period last year. The decrease in interest expense was primarily due to bank fees associated with the early extinguishment of the Company's bank debt in February 2003.

Included in other income for the nine months ended September 30, 2003 is a gain on extinguishment of debt of $2,431,233.

Income from continuing operations for the three months ended September 30, 2004 was $1,965,471 compared to $1,803,568 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, income from continuing operations was $4,601,482 compared to $6,643,242 for the same period last year. The decrease was primarily due to a gain on the extinguishment of debt of $2,431,233, which was realized in conjunction with the public offering of 2.3 million shares of the Company's common stock in February 2003.

During the first nine months of fiscal 2003, the Company realized a one time gain on the disposal of assets held for sale – discontinued operations of $461,235, compared to no such amount in the current year periods.

As a result, income before provision for income taxes for the three months ended September 30, 2004 was $1,965,471, or 25% of revenue, compared with $1,844,804, or 23% of revenue for the same period last year. For the nine months ended September 30, 2004, income before provision for income taxes was $4,601,482 , or 22% of revenue, compared with $7,104,477, or 34% of revenue for the same period last year.

The Company recorded a provision for income taxes of $640,000 and $1,661,000 for the three months and nine months ended September 30, 2004, respectively, and no provision for income taxes for the three months and nine months ended September 30, 2003. However in preparing the Company's 2003 federal income tax return, the Company determined that there were additional net operating losses available to apply against income subsequent to 2003. The Company is in the process of analyzing the impact of this availability and the timing of recognition of the benefit. The Company anticipates that it will complete its analysis during the fourth quarter.

Net income for the three months ended September 30, 2004 was $1,325,471, or $0.25 per basic share, compared with $1,844,804, or $0.35 per basic share for the same period last year. For the nine months ended September 30, 2004, net income was $2,940,482, or $0.55 per basic share, compared with $7,104,477, or $1.50 per basic share for the same period last year.

Diluted earnings per share for the three months ended September 30, 2004 were $.22, calculated utilizing 6,132,425 average shares outstanding for the period, compared with diluted earnings per share of $0.30, calculated utilizing 6,053,689 average shares outstanding for the same period last year.

Diluted earnings per share for the nine months ended September 30, 2004 were $0.48, calculated utilizing 6,091,338 average shares outstanding for the period, compared with diluted earnings per share of $1.31 calculated utilizing 5,426,145 average shares outstanding for the same period last year.

Material Changes in Financial Condition

A large portion of the Company's cash is used in paying for materials and processing costs associated with contracts that are in process and which do not provide for progress payments. These costs are components of "Costs and estimated earnings in excess of billings on uncompleted contracts"

CPI AEROSTRUCTURES, INC.

on the Company's balance sheet and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms.

Liquidity and Capital Resources

At September 30, 2004, the Company had working capital of $22,646,712 compared to $19,319,374 at December 31, 2003, an increase of $3,327,338.

Net cash used in operating activities for the nine months ended September 30, 2004 was $1,153,342, compared to net cash provided by operating activities of $242,115 for the same period last year, predominantly the result of an increase in accounts receivable and an increase in costs in excess of billing on uncompleted contracts due to an increase in the number of contracts in the current period.

For the three months ended September 30, 2004 net cash provided by operating activities was $280,116, compared to net cash provided by operating activities of $174,444 for the same period last year, predominantly because costs in excess of billings on uncompleted contracts increased by $1,354,573 in the three months ended September 30, 2004 as compared to an increase of $2,296,805 for the three months ended September 30, 2003, partially offset by slightly lower net income and an increase in accounts receivable.

The Company currently finances its operations through a combination of existing resources and as cash is provided by operations.

In February 2003, the Company consummated a public offering of 2,300,000 shares of common stock, which provided the Company with net proceeds of $7,759,000. Approximately $2,433,000 of the net proceeds was used to repay bank loans, $2,700,000 was used to repay a promissory note held by a third party, which had a carrying value plus accrued interest of approximately $5,131,000. Accordingly, the Company recorded a gain of approximately $2,431,000 on the extinguishment of the debt. The remaining net proceeds of approximately $2,626,000 have been and are being used to fund continuing operations.

In September 2003, the Company entered into a three year, $5.0 million revolving credit facility with JPMorgan Chase Bank, secured by the assets of the Company. The facility specifies interest rates that range between the Prime Rate and 225 basis points over LIBOR, depending on certain terms and conditions. As of September 30, 2004, the Company had not borrowed any funds pursuant to this facility.

The Company believes, based on its current backlog, its ability to bill its customers on a progress basis and its expected work requirements, that its current liquidity and capital resources, including its unused credit facility, are sufficient to meet its needs for at least the next year.

CPI AEROSTRUCTURES, INC.

Contractual Obligations

The table below summarizes information about our contractual obligations as of September 30, 2004 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

Contractual Obligations	Payments Due By Period ($)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-Term Debt	0	0	0	0	0
Long Term Obligations	190,904	63,459	124,972	2,473	0
Operating Leases	0	0	0	0	0
Employment Agreement Compensation *	1,284,700	731,575	553,125	0	0
Total Contractual Cash Obligations	1,475,604	795,034	678,097	2,473	0

*	The employment agreements provide for bonus payments that are excluded from these amounts.

CPI AEROSTRUCTURES, INC.

Item 3 – Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures was made as of September 30, 2004 under the supervision and with the participation of the Company's management, including the Company's chief executive officer and the Company's chief financial officer. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II: Other Information

Item 2:    Unregistered Sales of Equity Securities

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price Afforded To Purchasers	Exemption from Registration Claimed		If Option, Warrant or Convertible Security, Terms of Exercise or Conversion
7/7/04	Common Stock	7,500	Common stock issued upon exercise of options; $18,975 cash consideration received by the Company	4	(2)	N/A

Item 5 – Other Information

On June 16, 2004, the nominating committee of the board of directors adopted and the board of directors approved the Company's nominating committee charter, a copy of which has been filed as Exhibit 99.1 to this Form 10-QSB. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on the Company's board of directors. The nominating committee will consider persons identified by its members, management, shareholders, investment bankers and others. The nominating committee also established a method by which shareholders may propose to the nominating committee candidates for selection as nominees for directors, which is included as part of Exhibit 99.1 to this Form 10-QSB.

Item 6 – Exhibits and Reports on Form 8-K

a)	Exhibit 31.1	Section 302 Certification by Chief Executive Officer

Exhibit 31.2	Section 302 Certification by Chief Financial Officer

Exhibit 32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer

Exhibit 99.1	Nominating Committee Charter and Guidelines

b)	Reports on Form 8-K

On August 16, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated August 16, 2004, reporting the Company's financial results for the second quarter and six months ended June 30, 2004 under Item 12.

CPI AEROSTRUCTURES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.
Dated: November 11, 2004	By: /s/ Edward J. Fred
Edward J. Fred Chief Executive Officer and President (and principal executive officer)
Dated: November 11, 2004	By: /s/ Vincent Palazzolo
Vincent Palazzolo Chief Financial Officer (and principal accounting officer)