Form 10KSB
period 2004-12-31
CPI AEROSTRUCTURES INC
filed 2005-03-31
CIK 889348

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended             December 31, 2004

Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                  to

Commission file number     1-11398

Commission file number     1-11398

      CPI AEROSTRUCTURES, INC.

(Name of small business issuer in its charter)

New York	11-2520310
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

60 Heartland Blvd., Edgewood, New York	11717
(Address of principal executive offices)	(Zip Code)

                                        (631) 586-5200

(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, $.001 par value per share	American Stock Exchange

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

The issuer's revenues for its most recent fiscal year were $30,269,030.

The aggregate market value of our common shares held by non-affiliates on March 24, 2005 was approximately $47,401,024.

As of March 24, 2005, the issuer had 5,418,400 common shares, $.001 par value, outstanding.

Transitional Small Business Disclosure Format: Yes        No   X

CPI AEROSTRUCTURES, INC.
FORM 10-KSB ANNUAL REPORT-2004
TABLE OF CONTENTS

PART I

Item 1.    DESCRIPTION OF BUSINESS

Introduction

CPI Aerostructures, Inc. ("CPI Aero" or the "Company") is engaged in the contract production of structural aircraft parts principally for the United States Air Force and other branches of the U.S. armed forces. We also provide aircraft parts to the commercial sector of the aircraft industry but we believe that significantly weaker business prospects exist in this sector. Our strategy for growth includes de-emphasizing our commercial operations and concentrating on government and military sales. 99% of our revenues for 2004 and 98% of our revenues for 2003 were derived from government contract sales.

We operate as a prime contractor supplying structural aircraft parts under prime contracts with the U.S. Government. In that capacity, we deliver skin panels, leading edges, flight control surfaces, engine components, wing tips, cowl doors, nacelle assemblies and inlet assemblies for military aircraft such as the C-5A "Galaxy" cargo jet, the T-38 "Talon" jet trainer, the C-130 "Hercules" cargo jet, the A-10 "Thunderbolt" or "Warthog" attack jet and the E-3 "Sentry" AWACS jet. We also supply commercial aircraft products including aprons and engine mounts, which attach jet engine housings to aircraft such as the Lear 60 and Astra Galaxy business jets. Our products are sub-assemblies, a series of parts fixed together to form a larger unit that will comprise a part of a complex aerodynamic structure. In conjunction with our assembly operations, we provide engineering, technical and program management services to our customers.

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

CPI has 24 years of experience as a contractor, completing over 1,900 contracts to date. Most members of our management team have held management positions at large defense contractors, including Northrop Grumman Corporation, Lockheed Martin Corporation and The Fairchild Corporation. Our technical team possesses extensive technical expertise and program management, and integration capabilities. Our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products. While the larger prime contractors compete for significant modification awards and subcontract components to other suppliers, they generally do not compete for awards for smaller modifications or spare and repair parts, even for planes for which they are the original manufacturer. We also qualify as a small business because we have less than 1,000 employees, and this allows us to compete on military awards set aside for companies with this small business status.

While historically the majority of our contracts have been valued below $200,000, we recently competed for, and were awarded, significantly larger contracts, including an estimated $61 million award for the T-38 "Talon" jet trainer and an estimated $215 million award for the C-5 cargo plane. We intend to continue to bid on these larger contracts. We believe that our improved financial condition as a result of our February 2003 public offering and our success with the T-38 program will allow us to compete more effectively for larger awards in the future.

CPI was incorporated under the laws of the State of New York in January 1980 under the name Composite Products International, Inc. CPI changed its name to Consortium of Precision Industries, Inc. in April 1989 and to CPI Aerostructures, Inc. in July 1992. In January 2005, we began doing business under the name CPI Aero.

Our principal office is located at 60 Heartland Blvd., Edgewood, New York 11717 and our telephone number is (631) 586-5200.

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

Significant Contracts

The ongoing maintenance of existing aircraft by the U.S. Air Force is the primary driver of our growth in both the number of contracts and the size of awards. Our contracts with the Air Force accounted for substantially all of our revenue for 2003 and 2004. In most cases, we supply structural aircraft parts for aircraft that are no longer being manufactured but continue to be used and need to be maintained. CPI has been awarded contracts within these maintenance programs on the C-5A, T-38 and E-3 aircraft. The following are current Department of Defense (DOD) budget estimates for 2005 program spending on these aircraft:

Aircraft	2005 Program Spending*
C-5A	$431 million
T-38	$153 million
E-3	$100 million

*	Source: Department of Defense

The C-5A "Galaxy" cargo jet is one of the largest aircraft in the world and can carry a maximum cargo load of 270,000 pounds. Lockheed delivered the first C-5A in 1970. The C-5A Galaxy carries fully equipped combat-ready military units to any point in the world on short notice and then provides field support to sustain the fighting force. The Air Force has created a comprehensive program to ensure the capabilities of its C-5A fleet until 2040. In 2004, the Air Force awarded us a seven-year TOP contract to build an assortment of parts for the C-5A, including wing tips and panels. The TOP contract is the largest contract in our history, with a potential value of up to $215 million. We are one of the leading suppliers of structural spare parts and assemblies for the C-5A aircraft. We assemble numerous C-5A parts, including panels, slats, spoilers and wing-tips and are the only supplier of C-5A wing-tips to the U.S. government. Like the C-5A itself, the wing-tip is a large structure and is expensive – costing up to $750,000 for each replacement piece. Our first C-5A contract was approximately $590,000 of structural spares and was awarded in 1995. Since then, we have received awards aggregating approximately $71 million. C-5A contracts accounted for approximately 50% of our revenues for 2004.

The T-38 "Talon" is a twin-engine, high-altitude, supersonic jet primarily used for pilot training that first flew in 1959. More than 1,100 were delivered to the Air Force between 1961 and 1972, when production ended. There are approximately 500 T-38's in active service with the Air Force, which has a program designed to extend the structural life of the T-38 until 2020. In 2001, we were awarded a ten-year contract to build the structural inlets for the T-38 Propulsion Modification Program. At the time, the T-38 contract was the largest in our history, worth an estimated $61 million over the life of the program. The length and size of this program allow us to develop a long-term backlog and establish ourselves as a successful prime contractor for larger and longer term programs. The T-38 contract accounted for 31% of our revenues for 2004.

The E-3 "Sentry" is an airborne warning and control systems (AWACS) aircraft that provides all-weather surveillance, command, control and communications to the U.S., NATO and other allied air defense forces. The E-3 is used primarily by the United States and NATO to detect, identify and track airborne enemy forces. It is the premier air battle command and control aircraft in the world today. Boeing delivered the first E-3 in 1977 and there are approximately 30 E-3 aircraft in active service with the U.S. Air Force. We currently have contract awards on the E-3 aggregating approximately $5.4 million. We make nose cowlings, skin panels and pan, rod, brace and seal assemblies for the E-3. E-3 contracts accounted for 1% of our revenues for 2004.

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

We qualify for small business status because we have fewer than 1,000 employees. The military's fiscal year 2004 program goals were 23% for small business prime contracting and 42% for subcontracting. During 2004, approximately 35% of the value of our current contracts were awarded to us under this program.

The U.S. Air Force operates three Air Logistics Centers (ALC) through which it purchases all structural replacement and modification parts. Each ALC is located on a domestic Air Force base and is responsible for the repair and modification of different aircraft. Parts worn out in the normal course of operation and discarded instead of repaired are ordered through the centralized Defense Supply Center Richmond (DSCR). We use on-site consultants at each ALC and the DSCR to help in the procurement process. These consultants are important as relationship managers and typically have previous experience on the procurement side. The consultants provide us with timely feedback and keep us apprised of large contracts that might be up for bidding. Additionally, we currently have agreements with six sales representatives to market our products to a broader base of customers.

The Market

During most of the 1990s, defense spending was basically flat or experienced a slight decline. In contrast, the defense budget in the current decade has been increasing. The Department of Defense budget increased from $319 billion in 2001 to $400 billion in 2005, an increase of 25%. President Bush is requesting approximately $419 billion for the 2006 defense budget. The Department of Defense estimates that this figure could rise to $502 billion in 2011.

The majority of our parts are sold for use by the United States Air Force (USAF). The amount spent by the USAF for aircraft procurement was approximately $10.5 billion in 2002, $12.9 billion in 2003, $12.0 billion in 2004 and is budgeted for $13.2 billion in 2005. Procurement includes the acquisition of new aircraft, aircraft modification programs and spending on spare and repair parts.

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

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Congress often appropriates funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our backlog as of December 31, 2003 and December 31, 2004, was as follows:

Backlog	December 31, 2003	December 31, 2004
Funded	$34,570,147	$23,871,036
Unfunded	42,071,684	34,931,824
Total	$76,641,831	$58,802,860

Of the total amount of our backlog at December 31, 2004, approximately 98.6% was attributable to government contracts. Approximately $15.5 million (65%) of the funded backlog at December 31, 2004 is scheduled for delivery during 2005.

Although our new contract awards reached $34.9 million in 2004, this was primarily due to our receipt of the 2005 T-38 order in the fourth quarter of 2004, as well as a $3 million subcontract award from a major prime defense contractor during the year. While the government has continued to request quotes, and our bidding activity and win rate remains at their approximate historical levels, we are currently experiencing a significant slowdown government procurement. Our reduced backlog is reflective of this general slowdown in overall government ordering.

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

Competition

The markets for our products are highly competitive. We compete with numerous larger, well-established prime contractors engaged in the supply of aircraft parts and assemblies to the military, including Northrop Grumman Corporation, Lockheed Martin Corporation, The Boeing Company, The Nordam Group and Vought Aircraft Industries, Inc. All of these competitors possess significantly larger infrastructures, greater resources and the capabilities to respond to much larger contracts. We also compete against smaller contractors such as Aerocomponents, Aerospace Engineering and Support, GSE Dynamics, Honeycomb Company of America, Alton Iron Works, B&B Devices and Precision Manufacturing.

We believe that our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products. While the larger prime contractors compete for significant modification awards and subcontract components to other suppliers, they generally do not compete for awards in smaller modifications, spares and replacement parts, even for planes for which they are the original manufacturer. We believe we compete effectively against the smaller competitors because our smaller competitors generally do not have the expertise we have in responding to requests for proposals for government contracts.

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

Employees

As of March 24, 2005, CPI had 67 full-time employees. We employ temporary personnel with specialized disciplines on an as-needed basis. None of our employees is a member of a union. We believe that our relations with our employees are good.

Risk Factors

You should consider the following risks carefully in evaluating us and our business before making an investment decision. The risks described below are not the only risks we face. Additional risks may also impair our business operations. If any of the following risks occur, our business, results of operations or financial condition could be materially adversely affected. If that happens, the trading price of our common shares could decline, and you may lose all or part of your investment.

Risks related to our business

We depend on government contracts for most of our revenues.

We are a supplier, either directly or as a subcontractor, to the U.S. government and its agencies, principally the U.S. Air Force. 99% of revenues for 2004 and 98% of revenues for 2003 were derived from government contract sales. One of our contracts, for the T-38 "Talon", accounted for 31% of our revenue for 2004. We depend on these government contracts for most of our business. If we are suspended or debarred from contracting with the U.S. government, if our reputation or relationship with individual federal agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially adversely affected.

We face risks relating to government contracts.

There are inherent risks in contracting with the U.S. government, including risks that are peculiar to the defense industry, which could have a material adverse effect on our business, prospects, financial condition and operating results. All contracts with the U.S. government contain provisions and are subject to laws and regulations that give the government rights and remedies not typically found in commercial contracts, including rights that allow the government to:

•	terminate contracts for convenience in whole or in part at any time;

•	reduce or modify contracts or subcontracts if its requirements or budgetary constraints change;

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	adjust contract costs and fees on the basis of audits completed by its agencies;

•	claim rights in products and systems produced by us;

•	suspend or debar us from doing business with U.S. government; and

•	control or prohibit the export of our products.

If the U.S. government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, we may not recover even those amounts, and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source.

We have risks associated with competing in the bidding process for U.S. government contracts.

We obtain many of our U.S. government contracts through a competitive bidding process. In the bid process, we face the following risks:

•	We must bid on programs in advance of their completion, which may result in unforeseen technological difficulties or cost overruns;

•	We must devote substantial time and effort to prepare bids and proposals for competitively awarded contracts that may not be awarded to us; and

•	Awarded contracts may not generate sales sufficient to result in profitability.

We are subject to strict governmental regulations relating to the environment, which could result in fines and remediation expense in the event of non-compliance.

We are required to comply with extensive and frequently changing environmental regulations at the federal, state and local levels. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use and release of certain hazardous substances into the environment. This extensive regulatory framework imposes significant compliance burdens and risks on us. In addition, these regulations may impose liability for the cost of removal or remediation of certain hazardous substances released on or in our facilities without regard to whether we knew of, or caused, the release of such substances. Furthermore, we are required to provide a place of employment that is free from recognized and preventable hazards that are likely to cause serious physical harm to employees, provide notice to employees regarding the presence of hazardous chemicals and to train employees in the use of such substances. Our operations require the use of a limited amount of chemicals and other materials for painting and cleaning that are classified under applicable laws as hazardous chemicals and substances. If we are found not to be in compliance with any of these rules, regulations or permits, we may be subject to fines, remediation expenses and the obligation to change our business practice, any of which could result in substantial costs that would adversely impact our business operations and financial condition.

We may be subject to fines and disqualification for non-compliance with Federal Aviation Administration regulations.

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

We utilize the percentage of completion method of accounting which involves considerable use of estimates in determining revenues, costs and profits and in assigning amounts to accounting periods.

We recognize revenue from our contracts over the contractual period under the percentage-of-completion (POC) method of accounting. Under the POC method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned "Costs and estimated earnings in excess of billings on uncompleted contracts." Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned "Billings in excess of costs and estimated earnings on uncompleted contracts." Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period the change becomes known. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and an assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by us during any reporting period. We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however we cannot assure you that our estimates will be accurate. If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods. Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to pay taxes until the reported earnings materialize to actual cash receipts.

If the contracts associated with our backlog were terminated, our financial condition would be adversely affected.

The maximum contract value specified under each government contract that we enter into is not necessarily indicative of the revenues that we will realize under that contract. Because we may not receive the full amount we expect under a contract, we may not accurately estimate our backlog because the actual accrual of revenues on programs included in backlog may never occur or may change. Cancellations of pending contracts or terminations or reductions of contracts in progress could have a material adverse effect on our business, prospects, financial condition or results of operations. As of December 31, 2004, our backlog was $58.8 million, of which 40% was funded and 60% was unfunded.

We may be unable to retain personnel who are key to our operations.

Our success, among other things, is dependent on our ability to attract and retain highly qualified senior officers and engineers. Competition for key personnel is intense. Our ability to attract and retain senior officers and experienced, top rate engineers is dependent on a number of factors, including prevailing market conditions and compensation packages offered by companies competing for the same talent. The inability to hire and retain these persons may adversely affect our production operations and other aspects of our business.

Item 2.    DESCRIPTION OF PROPERTY

CPI Aerostructures' executive offices and production facilities are situated in an approximate 60,000 square foot building located at 60 Heartland Blvd., Edgewood, New York 11717. CPI Aerostructures occupies this facility under a ten-year lease that commenced in January 2005. The current monthly base rent is $31,750, plus real estate taxes. Our base rent increases at 3% per year through 2014. We believe that our facilities are adequate for our current needs.

Item 3.    LEGAL PROCEEDINGS

None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are listed on the American Stock Exchange under the symbol CVU. The following table sets forth for 2003 and 2004, the high and low sales prices of our common shares for the periods indicated, as reported by the American Stock Exchange.

Period	High	Low
2003
Quarter Ended March 31, 2003	$ 6.53	$3.95
Quarter Ended June 30, 2003	$ 9.10	$6.01
Quarter Ended September 30, 2003	$10.81	$8.20
Quarter Ended December 31, 2003	$12.50	$8.95
2004
Quarter Ended March 31, 2004	$11.86	$9.45
Quarter Ended June 30, 2004	$11.70	$9.55
Quarter Ended September 30, 2004	$12.02	$8.91
Quarter Ended December 31, 2004	$11.57	$8.65

On March 24, 2005, the closing sale price for our common shares on the American Stock Exchange was $11.15. On March 24, 2005, there were 135 holders of record of our common shares and, we believe, over 2,200 beneficial owners of our common shares.

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

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

We made the following sales of unregistered securities during the three months ended December 31, 2004.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price Afforded to Purchasers	Exemption from Registration Claimed		If Option, Warrant or Convertible Security, Terms of Exercise or Conversion
12/16/04	Common Stock	3,525	Stock issued under 1998 Performance Equity Plan – no cash consideration received by us	4	(2)	N/A

Item 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this Form 10-KSB and in future filings by us with the Commission, the words or phrases "will likely result," "management expects" or "we expect," "will continue," "is anticipated,"

"estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. As such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in "Item 1: Business,—Risk Factors" and "Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-KSB. We have no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

You should read the financial information set forth below in conjunction with our financial statements and notes. Except as otherwise indicated, the following discussion does not include the results of operations of Kolar, Inc., which have been reclassified as discontinued operations.

Business Operations

Our operations consist of the design and production of complex aerospace structural assemblies under U.S. government and commercial contracts. We compete with other prime contractors to win contracts through a process of competitive bidding. After winning a contract, the length of the contract varies but is typically between one and two years for U.S. government contracts, although recent large government contracts have been for periods up to 10 years, as is the case with the T-38 Propulsion Modification Program, and up to 10 years for commercial contracts. Except in cases where contract terms permit us to bill on a progress basis, we must incur upfront costs in producing assemblies and bill our customers upon delivery. Because of the upfront costs incurred, the timing of our billings and the nature of the percentage-of-completion method of accounting described below, there can be a significant disparity between the period in which (a) costs are expended, (b) revenue and earnings are recorded and (c) cash is received.

Critical Accounting Policies

Revenue Recognition

We recognize revenue from our contracts over the contractual period under the percentage-of-completion (POC) method of accounting. Under the POC method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned "Costs and estimated earnings in excess of billings on uncompleted contracts." Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned "Billings in excess of costs and estimated earnings on uncompleted contracts." Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period the change becomes known. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by us during any reporting period. We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however, we cannot assure you that our estimates will be accurate. If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods. Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to pay taxes until the reported earnings materialize to actual cash receipts.

Results of Operations

Year Ended December 31, 2004 as Compared to the Year Ended December 31, 2003

Revenue. Our revenue for the year ended December 31, 2004 was $30,269,030 compared to $27,288,035 for 2003, representing an increase of $2,980,995 or 11%. This increase was due to our company winning more than 200 new contract awards in 2004 totaling $17.9 million.

Gross profit. Gross profit for the year ended December 31, 2004 was $10,295,799, compared to $9,004,783 for 2003, an increase of $1,291,016 or 14%. Gross profit as a percentage of revenue for the year ended December 31, 2004 was 34% compared to 33% for the same period last year, due primarily to a more profitable sales mix.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2004 were $3,424,953, compared to $3,177,173 for 2003, an increase of $247,780, or 8%. This increase is primarily attributable to costs of approximately $102,000 incurred due to the relocation of our facilities, an increase of $80,000 in salaries due to the hiring of additional administrative employees and an increase of approximately $70,000 in travel costs.

Interest Expense. Interest expense for the year ended December 31, 2004 was $8,109, compared to $148,006 for 2003, a decrease of $139,897, or 95%. The decrease in interest expense resulted from the repayment of debt using the proceeds of our February 2003 public offering.

Income from continuing operations. Income from continuing operations for the year ended December 31, 2004 was $6,870,031 compared to income from continuing operations for the year ended December 31, 2003 of $8,127,043 which includes a gain on extinguishment of debt of $2,431,233, a decrease of $1,257,012 or 15%. The 2004 results include income taxes computed at an effective tax rate of 26% because we utilized all of our remaining net operating loss carryforward for federal income tax purposes, approximately $4,400,000. Basic income per share for the year ended December 31, 2004 was $0.94 on an average of 5,386,595 shares outstanding, compared to $1.63 per share from continuing operations on an average of 4,872,255 shares outstanding for the year ended December 31, 2003.

Liquidity and Capital Resources

General

At December 31, 2004, we had working capital of $24,396,402 compared to $19,319,374 at December 31, 2003, an increase of $5,077,028. This increase is primarily attributable to an increase in costs and estimated earnings in excess of billings on uncompleted contracts of approximately $8,580,620. The increase in costs and estimated earnings in excess of billings on uncompleted contracts is attributable to more contracts at December 31, 2004 as compared to 2003.

Net cash used in operating activities for the year ended December 31, 2004 was $560,768 compared to net cash used in operating activities of $663,789 for the year ended December 31, 2003. This decrease in cash was due to net income from continuing operations of $5,076,031, depreciation and amortization of $184,355, deferred portion of provision for income taxes of $1,202,000, a tax benefit for stock options of $421,000, a decrease in accounts receivable of $106,822, a decrease in prepaid expenses of $167,326, an increase in accounts payable and accrued expenses of $971,643, and an decrease in income taxes payable of $58,000. This decrease was offset by an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $8,580,620.

On a rolling basis, there is a portion of our "costs and estimated earnings in excess of billings on uncompleted contracts" that we do not expect to be able to collect within the next year. The amount not expected to be collected within one year was approximately $1,866,000 at December 31, 2003 and approximately $1,243,000 at December 31, 2004. These amounts relate to the start up expenses incurred in 1989 and 1990, in the early stages of our one remaining commercial contract. As we near the completion of this contract, we will bill and collect more than our expenses. Thus, we anticipate that the amount not expected to be collected within one year will decrease through the completion of this contract, which is estimated to be in 2012.

Cash Flow

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

Public Offering

On February 19, 2003, we consummated a public offering of 2,300,000 of our common shares at a price of $4.00 per share raising proceeds of $7,700,000, net of offering expenses. We used approximately $2.4 million of the net proceeds to repay bank loans and $2.7 million to repurchase a promissory note held by a third party in the principal and accrued interest amount of $5.1 million. The remaining approximately $2.6 million of net proceeds has been used for working capital. As a result, since February 2003, we have had no material bank debt.

JP Morgan Chase Credit Facility

In September 2003, we entered into a three-year, $5 million revolving credit facility with JP Morgan Chase Bank, secured by our assets. The facility specifies interest rates that range between the Prime Rate and 225 basis points over LIBOR, depending on certain terms and conditions. As of December 31, 2004, we had not borrowed any funds pursuant to this facility.

We believe that our existing resources, together with the availability under our credit facility, will be sufficient to meet our current working capital needs for at least the next 12 months.

Contractual Obligations

The table below summarizes information about our contractual obligations as of December 31, 2004 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

	Payments Due By Period ($)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-Term Debt	-0-	-0-	-0-	-0-	-0-
Capital Lease Obligations	212,420	83,144	129,276	-0-	-0-
Operating Leases	4,298,955	375,000	784,088	831,838	2,308,029
Employment Agreement Compensation**	2,114,666	860,646	1,254,020	-0-	-0-
Total Contractual Cash Obligations	6,626,041	1,318,790	2,167,384	831,838	2,308,029

**	The employment agreements provide for bonus payments that are excluded from these amounts.

Inflation

Inflation historically has not had a material effect on our operations.

Item 7.    FINANCIAL STATEMENTS

(a)    Financial Statements

This information appears following Item 14 of this Report and is incorporated herein by reference.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A.    CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures was made as of December 31, 2004 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.    OTHER INFORMATION

None.

PART III

Item 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors and executive officers are as follows:

Name	Age	Position
Eric Rosenfeld (1)(2)(4)	47	Chairman of the Board of Directors (non-executive)
Edward J. Fred (1)	46	Chief Executive Officer, President and Director
Arthur August (1)	70	Chairman Emeritus and Director
Vincent Palazzolo	41	Chief Financial Officer
Walter Paulick (2)(3)(4)	58	Director
Kenneth McSweeney (2)(3)(4)	73	Director
A. C. Providenti (3)	67	Director
Key Employee
Frank Funicelli	62	Senior Vice President, Business Development

(1)	Member of strategic planning committee.

(2)	Member of compensation committee.

(3)	Member of audit committee.

(4)	Member of nominating committee.

Eric Rosenfeld has been the non-executive chairman of our board of directors since January 2005 and a director and chairman of our strategic planning committee since April 2003. Mr. Rosenfeld has been the president and chief executive officer of Crescendo Partners, L.P., a New York-based investment firm, since its formation in November 1998. Prior to forming Crescendo Partners, Mr. Rosenfeld had been managing director at CIBC Oppenheimer and its predecessor company Oppenheimer & Co., Inc. for fourteen years. He was also chairman of the board of Spar Aerospace Limited, a company that provides repair and overhaul services for aircraft and helicopters used by governments and commercial airlines, from May 1999 through November 2001, until its sale to L-3 Communications. Since April 2004, Mr. Rosenfeld also has been chairman, president and chief executive officer of Arpeggio Acquisition Corporation, a company that successfully completed an initial public offering in June 2004 and is seeking to effect a merger or business combination with an operating business in the U.S. or Canada. He is also a director of Sierra Systems Group, Inc., a Toronto Stock Exchange-listed information technology, management consulting and systems integration firm based in Canada, a director of Emergis Inc., a Toronto Stock Exchange-listed company that enables the electronic processing of transactions in the finance and healthcare industries, and a director of Hip Interactive, a Toronto Stock Exchange-listed company that distributes and develops electronic entertainment products. Mr. Rosenfeld recently served as a director of AD OPT Technologies Inc., which was a Toronto Stock Exchange-listed company until it was acquired by Kronos Inc. in November 2004. Mr. Rosenfeld recently served as a director and head of the special committee of Pivotal Corporation, a Canadian based customer relations management software company that was sold to chinadotcom in February 2004. Mr. Rosenfeld is a regular guest lecturer at Columbia Business School and has served on numerous panels at Queen's University Business Law School Symposia, McGill Law School and the World Presidents' Organization. He also has been a regular guest host on CNBC. Mr. Rosenfeld received an M.B.A. from Harvard University and an A.B. degree in economics from Brown University.

Edward J. Fred has been an officer since February 1995 and a member of our board of directors since January 1999. He was our controller from February 1995 to April 1998, when he was appointed chief financial officer, a position he held until June 2003 and then from January 2004 to May 2004. He was executive vice president from May 2000 until December 2001 and was appointed to the position of president in January 2002 and to the position of chief executive officer in January 2003. For approximately ten years prior to joining our company, Mr. Fred served in various positions for the international division of Grumman, where he last held the position of controller. Mr. Fred holds a Bachelor of Business Administration in Accounting from Dowling College and an Executive MBA from Hofstra University.

Arthur August, one of our founders, has been our chairman emeritus since January 2005 and a director since January 1980. From January 1980 until December 2004, he was chairman of the board of directors and was our president until December 2001 and our chief executive officer until December 2002. From 1956 to 1979, Mr. August was employed by Northrop Grumman Corporation where he last held the position of deputy director. Mr. August holds a certificate in Aeronautical Design from the Academy of Aeronautics, a Bachelor of Science degree in Industrial Management from C. W. Post College, a Masters degree in Engineering from New York University and is a graduate of the Program for Management Development at the Harvard Graduate School of Business.

Vincent Palazzolo has been our chief financial officer since May 2004. From December 2003 to May 2004, he was employed by JH Cohn, LLP as an audit partner. From 1988 through November 2003, Mr. Palazzolo was employed by Goldstein Golub Kessler LLP ("GGK"), where he was an audit partner from September 1999 through November 2003. While employed by GGK, from September 1999 to November 2003, Mr. Palazzolo also served as a managing director of American Express Tax and Business Services, Inc. Mr. Palazzolo holds a Bachelor of Business Administration in Accounting from Hofstra University, is a certified public accountant and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

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

Kenneth McSweeney has been a director since February 1998 and chairman of our compensation committee since April 2003. Mr. McSweeney has been an independent consultant to the aerospace industry since January 1995. From 1961 to 1995, Mr. McSweeney served in various management positions for Northrop Grumman Corporation, most recently as the vice president of its Aerostructures Division and a director of business development for the Mideast and gulf coast region. Mr. McSweeney has extensive experience in aerostructures and logistics support products and is a licensed professional engineer in New York State. He holds Bachelor and Master of Science degrees in Electrical Engineering from the Polytechnic Institute of Brooklyn and a Masters degree in Business Management from CW Post College. He also completed the Executive Development Program at the Cornell School of Business and Public Administration.

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

Frank Funicelli has been with us since March 1988, serving as our Director of Operations from 1988 to 1995, our vice president of operations from 1995 to 2002, and our vice president of business development from 2002 to December 2003 and became our senior vice president, business development in January 2004. From 1977 to 1988, was employed by Fairchild Republic Company where he served as Chief Industrial Engineer, Manufacturing Engineering Manager and Director of Program Planning and Control. From 1966 to 1977, he was with Grumman Aerospace where he served as Industrial Engineer, Manager of Manufacturing Planning and Control and Program Planning and Resource Control Manager. Mr. Funicelli holds a Bachelor of Science degree in Industrial Engineering from Pratt Institute and a Master of Science in Management Engineering from C.W. Post College.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors (Class I), consisting of Kenneth McSweeney and A.C. Providenti, will expire at our annual meeting in 2005. The term of office of the second class of directors (Class II), consisting of Walter Paulick and Eric Rosenfeld, will expire at our annual meeting in 2006. The term of office of the third class of directors (Class III), consisting of Arthur August and Edward J. Fred, will expire at our annual meeting in 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2004, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that Arthur August filed two Form 4s late, one of which disclosed one option exercise transaction and one of which disclosed five open market sale transactions, and each of Messrs. Rosenfeld, McSweeney, Paulick and Providenti filed one Form 4 late disclosing one option grant transaction.

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

Code of Ethics

In March 2004, our board of directors adopted a written code of ethics that applies to our directors, officers and employees. A copy of our code of ethics was filed as Exhibit 14 to our Annual Report on Form 10-KSB for the year ended December 31, 2003. Requests for copies of our code of ethics should be sent in writing to CPI Aerostructures, Inc., 60 Heartland Blvd., Edgewood, NY 11717, Attention: Corporate Secretary.

Item 10.    EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to us during the fiscal years ended December 31, 2004, 2003 and 2002, by our chief executive officer and our other executive officers whose total compensation exceeded $100,000 during the year ended December 31, 2004 ("Named Executive Officers").

Name/Position	Year	Salary	Bonus	Long-Term Compensation Securities Underlying Options/SARs(#)

Edward J. Fred	2004	$243,908	$203,041	-0-
Chief Executive Officer	2003	$228,242	$174,800	-0-
President	2002	$209,287	$90,330	100,000

Arthur August	2004	$122,157	$101,521	-0-
Chairman Emeritus	2003	$126,612	$184,000	-0-
	2002	$317,237	$180,660	85,000

Vincent Palazzolo	2004	$110,485	$31,725	50,000
Chief Financial Officer(1)	2003	-0-	-0-	-0-
	2002	-0-	-0-	-0-

(1)	Mr. Palazzolo became employed as our chief financial officer on May 17, 2004 at an annual base salary of $175,000.

Option Grants in 2004

	Number of Securities Underlying Options Granted(#)	Percent of Options Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)	Expiration Date

Vincent Palazzolo	50,000	66 2/3%	$10.48	5/16/2014

(1)	We granted a total of 75,000 options to employees in the fiscal year ended December 31, 2004.

Aggregated Option Exercises and Option Values

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2004 Exercisable/Unexercisable	Value of Unexercised In-The-Money Options At December 31, 2004($) Exercisable/Unexercisable(1)

Edward J. Fred	-0-	-0-	398,334/0	$2,820,553/0

Arthur August	115,000	$871,150	385,000/0	$2,818,550/0

Vincent Palazzolo	-0-	-0-	50,000/0	$0/0

(1)	These values are based on the difference between the closing sale price of our common stock on December 31, 2004 of $11.45 and the exercise price of the options.

Employment Agreements

Edward J. Fred

In February 2005, we entered into an amended and restated employment agreement with Edward J. Fred, which provides for Mr. Fred to serve as our President and Chief Executive Officer until December 31, 2007. Mr. Fred's annual base salary is currently $252,000 and will increase to $267,120 on January 1, 2006 and to $283,150 on January 1, 2007. In addition, Mr. Fred is eligible to receive an annual bonus, which for the year ended December 31, 2004 was equal to 4% of our consolidated net income. For the years ending December 31, 2005, 2006 and 2007, Mr. Fred's annual bonus will be based on changes in our revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") from the prior year. 25% of the bonus amount is determined by revenues and 75% by EBITDA. To the extent that a 10% annual increase in revenues and EBITDA from the prior year is achieved, Mr. Fred will be entitled to a target annual bonus equal to 65% of his annual base salary. Should the revenue and/or EBITDA levels fall short of or exceed a 10% increase from the prior year, Mr. Fred's bonus will decrease or increase by predetermined percentages. If there is more than a 15% annual decrease in EBITDA or revenues, no EBITDA bonus or revenue bonus will be paid. If there is an annual increase of 100% or more in EBITDA or revenues, Mr. Fred's EBITDA bonus or revenue bonus will be 75% more than the target annual bonus. Both bonuses will be adjusted pro rata if EBITDA and/or revenues fall in between two designated percentages. The first $140,000 of bonus will be paid in cash and the balance will be paid half in cash and half in shares of our common stock. The shares of common stock will be valued at the average of the last sale prices of the common stock for five consecutive trading days ending two trading days before issuance. Pursuant to the terms of Mr. Fred's employment agreement, if a change of control (as such term is defined in the agreement) occurs prior to a termination by us without "cause" or by Mr. Fred for "good reason" (as such terms are defined in the agreement), we must pay him a lump sum equal to three times the total compensation (including salary and bonus) earned by him during the last full calendar year of his employment. Mr. Fred also has agreed not to compete with us during the term of his employment and for two years thereafter.

Arthur August

Under the terms of Mr. August's employment agreement, as amended, effective January 2005, he became our chairman emeritus and will serve in that position until December 31, 2005 and receive an annual base salary of $60,000. For the year ended December 31, 2004, Mr. August received an annual bonus equal to 2% of our consolidated net income. Mr. August is not entitled to receive any bonus for the year ending December 31, 2005. Mr. August is required to devote only such time to our business as he, in his sole discretion, deems necessary. Pursuant to the terms of Mr. August's employment agreement, if a change of control (as such term is defined in the agreement) occurs prior to a termination by us without "cause" or by Mr. August for "good reason" (as such terms are defined in the agreement), we must pay him a lump sum equal to three times the total compensation (including salary and bonus) earned by him during the last full calendar year of his employment. Mr. August has agreed not to compete with us during the term of his employment and for five years thereafter. As consideration for his agreement not to compete with us for an extended period of time, we agreed to pay Mr. August $300,000 in five, equal annual installments of $60,000 commencing on January 1, 2006.

Vincent Palazzolo

In February 2005, we entered into an amended and restated employment agreement with Vincent Palazzolo, which provides for Mr. Palazzolo to serve as our Chief Financial Officer until December 31, 2006. Mr. Palazzolo's annual base salary is currently $175,000 and will increase to $183,750 on August 1, 2005. In addition, Mr. Palazzolo is eligible to receive an annual bonus, which for the year ended December 31, 2004 was equal to 1% of our consolidated net income. For the years ending December 31, 2005 and 2006, Mr. Palazzolo's annual bonus will be based on changes in our revenues and EBITDA from the prior year. 25% of the bonus amount is determined by revenues and 75% by EBITDA. To the extent that a 10% annual increase in revenues and EBITDA from the prior year is achieved, Mr. Palazzolo will be entitled to a target annual bonus equal to 45% of his annual base salary. Should the revenue and/or EBITDA levels fall short of or exceed a 10% increase from the prior year, Mr. Palazzolo's bonus will decrease or increase by predetermined percentages. If there is more than a 15% annual decrease in EBITDA or revenues, no EBITDA bonus or revenue bonus will be paid. If there is an annual increase of 100% or more in EBITDA or revenues, Mr. Palazzolo's EBITDA bonus or revenue bonus will be 75% more than the target annual bonus. Both bonuses will be adjusted pro rata if EBITDA and/or revenues fall in between two designated percentages. The first $75,000 of bonus will be paid in cash and the balance will be paid half in cash and half in shares of our common stock. The shares of common stock will be valued at the average of the last sale prices of the common stock for five consecutive trading days ending two trading days before issuance. Pursuant to the terms of Mr. Palazzolo's employment agreement, if a change of control (as such term is defined in the agreement) occurs prior to a termination by us without "cause" or by Mr. Palazzolo for "good reason" (as such terms are defined in the agreement), Mr. Palazzolo may elect to receive a lump sum equal to $50,000 within 10 days of such election in lieu of his compensation and benefits under the employment agreement. Mr. Palazzolo also has agreed not to compete with us during the term of his employment and for two years thereafter.

Compensation Arrangements for Directors

Each of our non-employee directors receives an annual cash fee of $10,000 (payable quarterly) and is granted options to purchase 10,000 common shares on April 1st of each year. The chairman of the audit committee receives an additional annual cash fee of $20,000 (payable quarterly) and is granted an additional 15,000 options on April 1st of each year and the chairman of the strategic planning committee receives an additional cash fee of $10,000 payable quarterly. Effective January 1, 2005, the chairman of the board will be paid an additional cash fee of $40,000 (payable quarterly) and be granted an additional 25,000 options each year. Our directors will continue to be reimbursed for the reasonable expenses they incur in attending meetings.

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

Stock Options

Performance Equity Plan 2000

The Performance Equity Plan 2000 authorizes the grant of 830,000 stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options, and other stock based awards. As of December 31, 2004 options to purchase an aggregate of 810,000 common shares had been granted under this plan of which 700,750 options remain outstanding at exercise prices ranging from $1.20 to $10.24 per share. As of March 24, 2005, options to purchase 25,000 common shares remain available for grant.

1998 Performance Equity Plan

The 1998 Performance Equity Plan authorizes the grant of 463,334 stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options, and other stock based awards. As of December 31, 2004, options to purchase an aggregate of 452,668 common shares had been granted, of which 215,334 remain outstanding at exercise prices ranging from $2.53 to $11.31 per share. As of March 24, 2005, options to purchase 10,666 common shares remain available for grant.

1995 Stock Option Plan

The 1995 Employee Stock Option Plan authorizes the grant of 200,000 stock options and stock appreciation rights. As of December 31, 2004, options to purchase an aggregate of 176,190 common shares had been granted, of which 136,668 remain outstanding at exercise prices ranging from $6.27 to $10.48 per share. As of March 24, 2005, options to purchase 23,810 additional common shares remain available for grant.

1992 Employee Stock Option Plan

The 1992 Employee Stock Option Plan authorized the grant of 83,334 options, all of which have been granted and 41,002 shares remain outstanding at exercise prices ranging from $2.59 to $6.27 per share. No more shares may be granted under this plan.

Other Options and Warrants

On February 19, 2003, we issued to EarlyBirdCapital, Inc. (and its designees) five-year warrants to purchase an aggregate of 200,000 common shares as compensation for acting as underwriter for our February 2003 public offering. The exercise price of the warrants is $4.40 per share. As of December 31, 2004, warrants to purchase 5,000 common shares had been exercised.

On February 1, 2002, we granted to John Aneralla, the stepson of Arthur August, five-year non-plan options to purchase 5,000 common shares as compensation for consulting services. The exercise price of the options is $1.65, the fair market value of our common shares on the date of grant. As of December 31, 2004, none of these options had been exercised.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table and accompanying footnotes set forth certain information as of March 24, 2005, with respect to the ownership of our common shares by:

•	each person or group who beneficially owns more than 5% of our common shares;

•	each of our directors;

•	each of our Named Executive Officers; and

•	all of our directors and executive officers as a group.

A person is deemed to be the beneficial owner of securities that can be acquired by the person within 60 days from the record date upon the exercise of warrants or options. Accordingly, common shares issuable upon exercise of options and warrants that are currently exercisable or exercisable within 60 days of March 24, 2005 have been included in the table with respect to the beneficial ownership of the person owning the options or warrants, but not with respect to any other persons.

Name and Address of Beneficial Owner	Shares Beneficially Owned(1)		Percent of Class(2)
Edward J. Fred(3)	403,434	(4)	6.9%
Arthur August(3)	604,419	(5)	10.4%
Vincent Palazzolo(3)	25,000	(6)	*
Walter Paulick(3)	25,000	(7)	*
Kenneth McSweeney(3)	28,334	(8)	*
A. C. Providenti(3)	45,000	(9)	*
Eric Rosenfeld	969,334	(10)	17.8%
c/o Crescendo Partners 10 East 53rd Street, 36th floor New York, NY 10022
Royce & Associates, LLC	364,900	(11)	6.7%
1414 Avenue of the Americas New York, NY 10019
All directors and executive officers as a group (seven persons)	2,100,521	(12)	33.1%

*	Less than 1%.

(1)	Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them, subject to community property laws, where applicable.

(2)	There are 5,418,400 shares currently issued and outstanding. Each person beneficially owns a percentage of our outstanding common shares equal to a fraction, the numerator of which is the number of common shares held by such person plus the number of common shares that he can acquire within 60 days of March 24, 2005 upon the exercise or conversion of options, warrants or convertible securities and the denominator of which is 5,418,400 (the number of common shares currently outstanding) plus the number of shares he can so acquire during such 60-day period.

(3)	Unless otherwise noted, the business address of each of the following persons is c/o CPI Aerostructures, Inc., 60 Heartland Blvd., Edgewood, New York 11717.

(4)	Includes 398,334 common shares that Mr. Fred has the right to acquire upon exercise of options.

(5)	Includes 385,000 common shares that Mr. August has the right to acquire upon exercise of options. Excludes an aggregate of 3,034 common shares and 5,000 options owned by Mr. August's adult children, all of which shares Mr. August disclaims beneficial ownership. Includes 3,000 common shares owned by Mr. August's wife.

(6)	Includes common shares that Mr. Palazzolo has the right to acquire upon exercise of options. Does not include 25,000 common shares underlying options granted to Mr. Palazzolo that do not become exercisable until May 2006.

(7)	Represents common shares that Mr. Paulick has the right to acquire upon exercise of options. Does not include 10,000 common shares underlying options that will be granted to Mr. Paulick on April 1, 2005.

(8)	Includes 15,000 common shares that Mr. McSweeney has the right to acquire upon exercise of options. Does not include 10,000 common shares underlying options that will be granted to Mr. McSweeney on April 1, 2005.

(9)	Represents common shares that Mr. Providenti has the right to acquire upon exercise of options. Does not include an aggregate of 25,000 common shares underlying options that will be granted to Mr. Providenti on April 1, 2005.

(10)	Represents (a) 46,000 common shares beneficially owned as joint tenants by Mr. Rosenfeld and his wife; (b) 883,334 shares held by Crescendo Partners II, L.P. Series L ("Crescendo Partners II"); and (c) 40,000 common shares that Mr. Rosenfeld has the right to acquire upon exercise of options. Mr. Rosenfeld is the senior managing member of the sole general partner of Crescendo Partners II. Mr. Rosenfeld disclaims beneficial ownership of the shares held by Crescendo Partners II, except to the extent of his pecuniary interest therein. Does not include 10,000 common shares underlying options that will be granted to Mr. Rosenfeld on April 1, 2005.

(11)	The information with respect to Royce & Associates, LLC ("Royce") is based upon the Schedule 13G/A, dated January 21, 2005, filed by Royce with the Securities and Exchange Commission.

(12)	Includes an aggregate of 933,334 common shares that Messrs. Fred, August, Palazzolo, Paulick, McSweeney, Providenti and Rosenfeld have the right to acquire upon exercise of outstanding options.

Equity Compensation Plan Information

The following table sets forth certain information at December 31, 2004 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	1,093,753	$4.65	59,476
Equity Compensation Plans Not Approved by Security Holders(1)	200,000	$4.33	-0-

(1)	See "Stock Options – Other Options and Warrants" description above.

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

Item 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Name of Exhibit	No. in Document
1.1	Form of Underwriting Agreement between EarlyBirdCapital, Inc. and the Company, dated February 12, 2003. (9)	1.1
3.1	Certificate of Incorporation of the Company, as amended. (1)	3.1
3.1(a)	Certificate of Amendment of Certificate of Incorporation filed on July 14, 1998. (3)	3.1(a)
3.2	Amended and Restated By-Laws of the Company. (12)	3.2
4.7	Form of Warrant issued to designees of EarlyBirdCapital, Inc., dated February 19, 2003. (11)	4.7
10.1	1992 Stock Option Plan. (1)	10.3
10.2	1995 Employee Stock Option Plan. (2)	10.4
10.3	Form of military contract. (1)	10.7
10.4	Asset Purchase Agreement, dated September 9, 1997 by and among Kolar Machine, Inc., a New York corporation, Daniel Liguori, the Company and Kolar, Inc., a Delaware corporation and wholly-owned subsidiary of the Company. (5)	10.19

Exhibit Number	Name of Exhibit	No. in Document
10.5	1998 Performance Equity Plan. (3)	10.28
10.6	Performance Equity Plan 2000. (4)	10.29
*10.7	Stock Option Agreement, dated August 14, 2001, between Edward J. Fred and the Company. (5)	10.35
*10.8	Stock Option Agreement, dated August 14, 2001, between Arthur August and the Company. (6)	10.36
*10.9	Employment Agreement, dated August 14, 2001, between Edward J. Fred and the Company. (7)	10.38
*10.10	Employment Agreement, dated August 14, 2001, between Arthur August and the Company. (7)	10.39
10.11	Auction Sale Agreement among Kolar, Inc., JP Morgan Chase and JP Morgan Leasing, Inc., dated January 10, 2002. (8)	10.40
*10.12	Stock Option Agreement between the Company and Arthur August, dated June 18, 2002. (9)	10.55
*10.13	Stock Option Agreement between the Company and Edward J. Fred, dated June 18, 2002. (10)	10.56
10.14	Form of Merger & Acquisition Agreement, between EarlyBirdCapital, Inc. and the Company. (11)	10.26
10.15	Registration Rights Agreement between the Company and Chemical Investments dated February 26, 2002, as assigned to Crescendo Partners, II. (11)	10.27
10.15.1	Schedule of Omitted Document in the form of Exhibit 10.16, including material detail in which such document differs from Exhibit 10.16. (11)	10.27.1
*10.16	Letter Agreement Amending Employment Agreement between Edward J. Fred and the Company, dated December 12, 2002 (11)	10.28
*10.17	Letter Agreement Amending Employment Agreement, between Edward J. Fred and the Company, dated January 1, 2003. (11)	10.29
*10.18	Letter Agreement Amending Employment Agreement between Arthur August and the Company, dated January 1, 2003 (11)	10.30
*10.19	Stock Option Agreement between Vincent Palazzolo and the Company dated as of May 17, 2004 (12)	10.22
*10.20	Letter Agreement Amending Employment Agreement between Arthur August and the Company, dated October 28, 2004. (13)	10.22
*10.21	Amended and Restated Employment Agreement between Edward J. Fred and the Company, dated February 7, 2005. (14)	10.23
*10.22	Amended and Restated Employment Agreement between Vincent Palazzolo and the Company, dated February 7, 2005. (14)	10.24
14	Code of Business Conduct and Ethics (15)	14
**21	Subsidiaries of the Registrant.	N/A
**23.1	Consent of J.H. Cohn LLP	N/A
**23.2	Consent of Goldstein Golub Kessler LLP	N/A
**31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	N/A
**31.2	Rule 13a-14(a)/15d-14(a) Certification of and Chief Financial Officer	N/A

Exhibit Number	Name of Exhibit	No. in Document
**32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A

*	Management compensation contract or arrangement.

**	Filed herewith.

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-49270) declared effective on September 16, 1992 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company's Annual Report on Form 10-KSB for year ended December 31, 1995 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

(5)	Filed as an exhibit to Schedule 13D filed on behalf of Edward J. Fred on October 19, 2001 and incorporated herein by reference.

(6)	Filed as an exhibit to Schedule 13D filed on behalf of Arthur August on October 19, 2001 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company's Current Report on Form 8-K dated January 22, 2002, as amended, and incorporated herein by reference.

(9)	Filed as an exhibit to Schedule 13D filed on behalf of Arthur August on July 12, 2002 and incorporated herein by reference.

(10)	Filed as an exhibit to Schedule 13D filed on behalf of Edward J. Fred on July 12, 2002 and incorporated herein by reference.

(11)	Filed as an exhibit to the Company's Registration Statement on Form SB-2 (No. 333-101902) declared effective on February 12, 2003 and incorporated herein by reference.

(12)	Filed as an exhibit to the Company's Current Report on Form 8-K dated May 24, 2004 and incorporated herein by reference.

(13)	Filed as an exhibit to the Company's Current Report on Form 8-K dated October 28, 2004 and incorporated herein by reference.

(14)	Filed as an exhibit to the Company's Current Report on Form 8-K dated February 7, 2005 and incorporated herein by reference.

(15)	Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

(b) Reports on Form 8-K

During the three months ended December 31, 2004 and through March 25, 2005, we filed the following Current Reports on Form 8-K:

1.	Form 8-K dated October 28, 2004 , and filed with the SEC on November 1, 2004, which Form 8-K reported events under Items 1.01, 2.02, 5.03, 8.01 and 9.01.

2.	Form 8-K dated February 7, 2005, and filed with the SEC on February 10, 2005, which Form 8-K reported events under Items 1.01 and 9.01.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

	2004	2003
Audit Fees(1)	$221,405	$164,261
Audit-Related Fees	-0-	-0-
Tax Fees(2)	$20,600	$29,024
All Other Fees	31,500	-0-
Total	$273,505	$193,285

(1)	Represents the aggregate fees billed for professional services rendered by our principal accountants for the audits of our annual financial statements for the years ended December 31, 2004 and December 31, 2003 and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those periods.

(2)	Represents the aggregate fees billed for professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning for the year ended December 31, 2003.

Audit Committee Pre-Approval Policies and Procedures

In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountants to render audit or non-audit services, the engagement is approved by our audit committee. Our audit committee approved all of the fees referred to in the sections entitled "Audit Fees," "Audit-Related Fees," "Tax Fees" and "All Other Fees" above.

CPI AEROSTRUCTURES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
CPI Aerostructures, Inc.

We have audited the accompanying balance sheet of CPI Aerostructures, Inc. as of December 31, 2004, and the related statements of income, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CPI Aerostructures, Inc. as of December 31, 2004, and its results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP
J.H. Cohn LLP

Jericho, New York
March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CPI Aerostructures, Inc.

We have audited the accompanying statements of income, shareholders' equity and cash flows of CPI Aerostructures, Inc. for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations of CPI Aerostructures, Inc. and its cash flows for the year ended December 31, 2003 in conformity with United States generally accepted accounting principles.

/s/ Goldstein Golub Kessler LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

January 30, 2004

CPI AEROSTRUCTURES, INC.

BALANCE SHEET

December 31, 2004

ASSETS
Current Assets:
Cash	$1,756,350
Accounts receivable	1,641,002
Costs and estimated earnings in excess of billings on uncompleted contracts	26,030,507
Prepaid expenses and other current assets	182,003
Total current assets	29,609,862
Property, Plant and Equipment, net	882,758
Other Assets	266,504
Total Assets	$30,759,124
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,332,255
Accrued expenses	525,061
Current portion of long-term debt	83,144
Deferred income taxes	144,000
Income taxes payable	129,000
Total current liabilities	5,213,460
Long-term debt, net of current portion	129,276
Total Liabilities	5,342,736
Commitments and Contingencies
Shareholders' Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, 5,443,415 shares issued and 5,412,400 shares outstanding	5,443
Additional paid-in capital	22,541,716
Retained earnings	3,190,085
Treasury stock	(320,856)
Total Shareholders' Equity	25,416,388
Total Liabilities and Shareholders' Equity	$30,759,124

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF INCOME

Year ended December 31,	2004	2003
Revenue	$30,269,030	$27,288,035
Cost of sales	19,973,231	18,283,252
Gross profit	10,295,799	9,004,783
Selling, general and administrative expenses	3,424,953	3,177,173
Income from operations	6,870,846	5,827,610
Other income (expense):
Interest/ other income	7,294	16,206
Interest expense	(8,109)	(148,006)
Gain on extinguishment of debt	—	2,431,233
Total other income (expense), net	(815)	2,299,433
Income from continuing operations	6,870,031	8,127,043
Gain on sale of assets held for sale – discontinued operations	—	461,235
Income before provision for income taxes	$6,870,031	$8,588,278
Provision for income taxes	(1,794,000)	(195,000)
Net income	$5,076,031	$8,393,278
Basic net income per common share:
Income from continuing operations	$0.94	$1.63
Income from discontinued operations	—	.09
Income per common share – basic	$0.94	$1.72
Diluted net income per common share:
Income from continuing operations	$0.83	$1.47
Income from discontinued operations	—	.09
Income per common share – diluted	$0.83	$1.56
Shares used in computing earnings per common share:
Basic	5,386,595	4,872,255
Diluted	6,096,302	5,382,266

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

Years ended December 31, 2004 and 2003

	Common Shares	Amount	Additional Paid-in Capital	(Accumulated Deficit)/Retained Earnings	Treasury Stock	Shareholders' Equity
Balance at January 1, 2003	2,785,668	$2,786	$12,613,974	$(10,279,224)	—	$2,337,536
Net income	—	—	—	8,393,278	—	8,393,278
Amortization of fair value of warrants issued in conjunction with consulting agreement	—	—	105,354	—	—	105,354
Common stock issued in secondary public offering	2,300,000	2,300	7,756,790	—	—	7,759,090
Common stock issued for bank fees	20,000	20	88,669	—	—	88,689
Common stock issued upon exercise of options and warrants	196,102	196	733,660	—	—	733,856
Tax benefits from stock option plans		—	415,000	—	—	415,000
Balance at December 31, 2003	5,301,770	5,302	21,713,447	(1,885,946)	—	19,832,803
Net income	—	—	—	5,076,031	—	5,076,031
Common stock issued upon exercise of options and warrants	138,120	138	371,319	—	—	371,457
Treasury stock	—	—	—	—	$(320,856)	(320,856)
Common stock issued as employee compensation	3,525	3	35,950	—	—	35,953
Tax benefits from stock option plans	—	—	421,000	—	—	421,000
Balance at December 31, 2004	5,443,415	$5,443	$22,541,716	$3,190,085	$(320,856)	$25,416,388

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF CASH FLOWS

Year ended December 31,	2004	2003
Cash flows from operating activities:
Net income before operations of discontinued segment	$5,076,031	$7,932,043
Adjustments to reconcile net income before operations of discontinued segment to net cash used in operating activities:
Depreciation and amortization	184,355	131,204
Warrants issued for consulting fees	—	105,354
Common stock issued for bank fees and employee compensation	35,953	88,689
Gain on early extinguishment of debt	—	(2,431,233)
Deferred portion of provision/(benefit) for income taxes	1,202,000	(407,000)
Tax benefit for stock options	421,000	415,000
Changes in operating assets and liabilities:
Decrease in accounts receivable	106,822	583,951
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(8,580,620)	(6,067,781)
Decrease in prepaid expenses and other current assets	167,326	116,169
Increase in other assets	(87,278)	—
Increase (decrease) in accounts payable and accrued expenses	971,643	(1,317,185)
Increase (decrease) in income taxes payable	(58,000)	187,000
Net cash used in operating activities	(560,768)	(663,789)
Cash flows from investing activity- Purchase of property, plant and equipment	(667,684)	(268,790)
Net cash used in investing activity	(667,684)	(268,790)
Cash flows from financing activities:
Proceeds from exercise of stock options	50,601	733,856
Proceeds from long-term debt	170,000	—
Payment of long-term debt	(30,109)	(5,599,505)
Proceeds from public offering	—	7,759,090
Net cash provided by financing activities	190,492	2,893,441
Net cash provided by (used in) continuing operations	(1,037,960)	1,960,862
Net cash provided by discontinued operations	—	741,911
Net increase (decrease) in cash	(1,037,960)	2,702,773
Cash at beginning of year	2,794,310	91,537
Cash at end of year	$1,756,350	$2,794,310
Supplemental schedule of noncash investing and financing activity:
Property, plant and equipment acquired through capital lease	$38,915	—
Stock options proceeds paid through Company's stock	$320,856	—
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$8,109	$148,006
Cash paid for income taxes:	$199,500	—

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

1.	PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:	CPI Aerostructures, Inc.'s ("CPI" or the "Company") operations consist of the design and production of complex aerospace structural subassemblies under U.S. government and commercial contracts. The length of the Company's contracts varies but is typically between one and two years for U.S. government contracts and up to 10 years for commercial contracts.
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
Depreciation and amortization of property, plant and equipment is provided by the straight-line method over the estimated useful lives of the respective assets or the life of the lease, for leasehold improvements.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates by management. Actual results could differ from these estimates.

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

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
The fair value of the Company's short-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Using this method, the fair value of the Company's short-term debt was not significantly different than the stated value at December 31, 2004.
The Company incurred freight and delivery costs of approximately $178,000 and $176,000, respectively, during the years ended December 31, 2004 and 2003. These costs are included in cost of sales.
Basic earnings per common share is computed using the weighted-average number of shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 727,479 and 510,011 were used in the calculation of diluted earnings per common share in 2004 and 2003, respectively. Incremental shares of 75,000 were not included in the diluted earnings per share calculations at December 31, 2004 as their exercise price was in excess of the Company's stock price at December 31, 2004 and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation.
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

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

Year ended December 31,	2004	2003
Net income – as reported	$5,076,031	$8,393,278
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	476,865	453,866
Net income – pro forma	$4,599,166	$7,939,412
Basic income per share – as reported	$0.94	$1.72
Basic income per share – pro forma	$0.85	$1.63
Diluted income per share – as reported	$0.83	$1.56
Diluted income per share – pro forma	$0.75	$1.48

The Company's assumptions used to calculate the fair values of options issued during 2004 were (i) risk-free interest rates of 2.74% and 4.00%, (ii) expected life of 10 years, (iii) expected volatility of 35%, and (iv) expected dividends of zero. In 2003, the Company's assumptions used to calculate the fair values of options issued were (i) risk-free interest rates of 2.10% and 2.78%, (ii) expected life of 10 years, (iii) expected volatility of 198%, and (iv) expected dividends of zero.
In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment", which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The new standard will require us to expense employee stock options and other share-based payments. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways — the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges . . ." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position and results of operations.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position and results of operations.

2.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS:	At December 31, 2004, costs and estimated earnings in excess of billings on uncompleted contracts (unbilled) consist of:

	U.S. Government	Commercial	Total
Costs incurred on uncompleted contracts	$32,764,584	$13,373,694	$46,138,278
Estimated earnings	20,351,259	6,187,927	26,539,186
	53,115,843	19,561,621	72,677,464
Less billings to date	28,746,944	17,900,013	46,646,957
Costs and estimated earnings in excess of billings on uncompleted contracts	$24,368,899	$1,661,608	$26,030,507

Unbilled costs and estimated earnings are billed in accordance with applicable contract terms. As of December 31, 2004, $ 1,243,000 of the balances above, primarily commercial contracts, are not expected to be collected within one year. Amounts not paid or billed under retainage provisions are not material.

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

3.	ACCOUNTS RECEIVABLE:	At December 31, 2004, accounts receivable consists of trade receivables as follows:

Billed receivables	$1,540,504
Unbilled receivables on completed contracts	100,498
$1,641,002

4.	PROPERTY, PLANT AND EQUIPMENT:	Property, plant and equipment, at cost, consists of the following:

December 31, 2004		Estimated Useful Life
Machinery and equipment	$ 522,095	5 to 10 years
Computer equipment	547,975	5 years
Furniture and fixtures	124,615	7 years
Automobiles and trucks	23,488	5 years
Leasehold improvements	483,213	10 years
	1,701,386
Less accumulated depreciation and amortization	818,628
	$ 882,758

Depreciation and amortization expense for the years ended December 31, 2004 and 2003 was $184,355 and $131,204, respectively.

5.	RELATED PARTY TRANSACTIONS:	In October 2000, the Company adopted a Greit Plan for the purpose of offering senior management a deferred compensation death benefit plan (the "Plan") that provides a tax-free benefit and which is tax-neutral to the Company. Pursuant to the Plan, the Company made a noninterest-bearing loan to an employee in the amount of $150,000, which was used to purchase the Plan. The Plan has since been terminated. The surrender value has been returned to the employee who has placed the proceeds from the surrender value in an annuity, which will mature to $150,000. Simultaneously, the employee purchased an insurance policy in the amount of $150,000, of which the Company is the sole beneficiary. The loan to the employee will be repaid to the Company upon the maturity date of the annuity or upon the death of the employee, whichever occurs first.

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

6.	DISCONTINUED OPERATIONS:	On January 22, 2002, the Company announced a decision made by the board of directors as of December 31, 2001 to close the Kolar facilities located in Ithaca, New York, and liquidate its assets through a public auction of its machinery and equipment and the private sale of its real estate. On February 21, 2002, Kolar sold a substantial portion of its machinery and equipment at an auction conducted by Daley-Hodkin Corporation at Kolar's main facility in Ithaca, New York. In connection with the discontinuance of Kolar's operations, the Company incurred a one-time charge of $10,422,816 related to the write-off of Kolar's assets, net of expected proceeds, and an accrual for estimated losses during the phase-out period. The disposition of Kolar's operations represents a disposal of a business segment under APB Opinion No. 30 in 2001. Accordingly, results of the operation have been classified as discontinued. On July 2, 2003, Kolar's corporate entity was merged into the Company. For business segment reporting purposes, Kolar's business results were previously classified as the "Machining" segment. In 2003, the Company sold the remaining assets for Kolar and recorded a gain of $461,235.
7.	LONG TERM DEBT AND CREDIT FACILITY:	Long term debt includes capital leases which expire during 2007. The leases require monthly payments of principal and interest, imputed at an interest rate of 5% and 9% per annum.

Future minimum lease payments under long-term debt are as follows:

Year ending December 31
2005	$ 83,144
2006	82,427
2007	46,849
212,420
Less current maturities	83,144
Long-term debt, less current maturities	$129,276

On January 28, 2003, the Company sold one of the two remaining Kolar buildings and related land for $585,000 and on May 7, 2003, the final building and related land was sold for $190,000. The proceeds were used to repay bank loans.
On February 19, 2003, the Company consummated a public offering of 2,300,000 common shares at a price of $4.00 per share, raising gross and net proceeds of $9,200,000 and $7,759,000, respectively. Approximately $2,433,000 of the net proceeds were used to repay bank loans, $2,700,000 was used to repay the Note Payable – Seller, which had a carrying value plus accrued interest of approximately $5,131,000. Accordingly, the Company recorded a gain of approximately $2,431,000 on the extinguishment of the debt. The remaining net proceeds of approximately $2,631,000 are have been used to fund continuing operations.
In September 2003, the Company entered into a three year, $5.0 million revolving credit facility with JP Morgan Chase Bank, secured by the assets

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

of the Company. The facility specifies interest rates that range between the Prime Rate and 225 basis points over LIBOR, depending on certain terms and conditions. As of December 31, 2004, the Company has not borrowed any funds pursuant to this facility.

8.	COMMITMENTS:	The Company has employment agreements with six employees. The aggregate future commitment under these agreements is as follows:

Year ending December 31,
2005	$ 860,646
2006	820,870
2007	433,150
$2,114,666

These agreements provide for additional bonus payments that are calculated as defined.
The Company leases an office and warehouse facility under a non-cancelable operating lease which expires in December 2014. The aggregate future commitment under this agreement is as follows:

Year ending December 31,
2005	$ 375,000
2006	386,250
2007	397,838
2008	409,773
2009	422,066
Thereafter	2,308,029
$4,298,956

9. INCOME TAXES:	The provision for income taxes consists of the following:

Years ended December 31,	2004	2003
Current:
Federal	$ 572,000	$ 593,000
State and local	20,000	$ 9,000
Deferred:
Federal	1,202,000	(407,000)
	$1,794,000	$ 195,000

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

The difference between the income tax provision computed at the federal statutory rate and the actual tax provision is accounted for as follows:

December 31,	2004	2003
Taxes computed at the federal statutory rate	$2,336,000	$ 2,920,000
Utilization of net operating loss carryforward	(542,000)	(2,725,000)
	$1,794,000	$ 195,000

The components of deferred income tax liabilities at December 31, 2004 are as follows:

State net operating loss carryforwards	$204,000
Temporary differences	(348,000)
$(144,000)

As of December 31, 2004, the Company had net operating loss carryforwards of approximately $4,647,000 for state income tax purposes expiring through 2022.
During 2004, the Company reversed approximately $850,000 of valuation allowance, which was reducing the deferred tax asset related to the Company's net operating loss carryforwards to an amount that the Company deemed more likely than not to be realized. The Company has no valuation allowance at December 31, 2004.
The Company recognized, for income tax purposes, a tax benefit of $421,000 and $415,000, for the years ended December 31, 2004 and 2003, respectively, for compensation expense related to its stock option plan for which no corresponding charge to operations has been recorded. Such amounts have been added to additional paid-in capital in those years.

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

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

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
The Company has 23,810 options available for grant under the 1995 Plan, 10,666 options available for grant under the 1998 Plan, and 50,000 options available for grant under the 2000 Plan.
A summary of the status of the Company's four stock option plans as of December 31, 2004 and 2003 and changes during those years is as follows:

	2004		2003
Fixed Options	Options	Weighted- average Exercise Price	Options	Weighted- average Exercise Price
Outstanding and exercisable at beginning of year	1,114,752	$ 3.84	1,197,338	$ 3.49
Granted during year	130,000	10.44	150,000	7.46
Exercised/forfeited	(170,000)	4.54	(232,586)	5.18
Outstanding and exercisable at end of year	1,074,752	4.53	1,114,752	$ 3.84
Weighted-average fair value of options granted		$ 5.66		$ 6.22

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

Range of Exercise Price	Number Outstanding and Exercisable	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price
$1.20-$1.65	205,000	6.60 years	1.21
$2.53-$2.59	393,000	5.35 years	2.58
$6.27-$6.97	333,002	7.00 years	6.45
$7.19-$11.31	143,750	7.41 years	10.13
$1.20-$11.31	1,074,752	6.39 years	$ 4.53

11.	WARRANTS AND OPTIONS:	In February 2002, the Company issued 5,000 options to a consultant as compensation related to a one-year consulting agreement. The options are exercisable at $1.65 per share through February 2007. The options are valued at $113,183, of which $105,354 has been charged to operations in 2003, based on the Company's assumptions as follows: (i) risk-free interest rate of 5.12%, (ii) expected life of five years, (iii) expected volatility of 84.95%, and (iv) expected dividends of zero. The warrants are accounted for in accordance with EITF 96-18, Accounting for Equity Interests that are Issued to Other Than Employees, or in Conjunction with Selling, Goods or Services.
In February 2003, the Company issued to an underwriter (and its designees) warrants to purchase an aggregate of 200,000 shares of the Company's common stock as compensation related to the Company's public offering. The warrants are exercisable, in whole or in part, at $4.40 per share from February 2004 through February 2008. At December 31, 2004, warrants to purchase 195,000 shares remain outstanding.
12.	EMPLOYEE BENEFIT PLAN:	On September 11, 1996, CPI's board of directors instituted a defined contribution plan under Section 401(k) of the Internal Revenue Code (the "Code"). On October 1, 1998, the Company amended and standardized both the CPI and Kolar plans as required by the Code. Pursuant to the amended plan, qualified employees may contribute a percentage of their pretax eligible compensation to the Plan and the Company will match a percentage of each employee's contribution. Additionally, the Company has a profit-sharing plan covering all eligible employees. Contributions by the Company are at the discretion of management. The amount of contributions recorded by the Company in 2004 and 2003 amounted to $108,706 and $81,310, respectively.
13.	MAJOR CUSTOMER:	99% of the sales in 2004 and 98% of the sales in 2003 were to the U.S. government.
14.	PUBLIC OFFERING:	On February 19, 2003, the Company consummated a public offering of 2,300,000 common shares at a price of $4.00 per share raising proceeds of $7,700,000, net of offering expenses.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI AEROSTRUCTURES, INC.
(Registrant)

Dated: March 30, 2005	By:	/s/ Edward J. Fred
Edward J. Fred Chief Executive Officer, President, Secretary and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric Rosenfeld	Chairman of the Board of Directors	March 30, 2005

Eric Rosenfeld

/s/ Edward J. Fred	Chief Executive Officer, President, Secretary and Director	March 30, 2005

Edward J. Fred

/s/ Arthur August	Chairman Emeritus	March 30, 2005

Arthur August

/s/ Vincent Palazzolo	Chief Financial Officer	March 30, 2005

Vincent Palazzolo

/s/ Walter Paulick	Director	March 30, 2005

Walter Paulick

/s/ Kenneth McSweeney	Director	March 30, 2005

Kenneth McSweeney

/s/ A.C. Providenti	Director	March 30, 2005

A.C. Providenti