Form 10-Q
period 2005-03-31
CPI AEROSTRUCTURES INC
filed 2005-05-13
CIK 889348

                                                        CPI AEROSTRUCTURES, INC.

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period                  Commission File Number 1-11398
       ended March 31, 2005

                            CPI AEROSTRUCTURES, INC.
             (Exact name of registrant as specified in its charter)

               New York                                 11-2520310
   ---------------------------------       ------------------------------------
     (State or other jurisdiction          (IRS Employer Identification Number)
   of incorporation or organization)

        60 Heartland Blvd., Edgewood, NY                     11717
        --------------------------------                     -----
     (Address of principal executive offices)              (zip code)

                                 (631) 586-5200
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    Yes  X     No
                         ---       ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act)    Yes       No  X
                                                  ---      ---

As of May 13, 2005, the number of shares of common stock, par value $.001 per share, outstanding was 5,418,400.

                                                        CPI AEROSTRUCTURES, INC.

                                                                           INDEX
--------------------------------------------------------------------------------

Part I: Financial Information:

    Item 1 - Condensed Financial Statements:

    Balance Sheets as of March 31, 2005 (Unaudited) and                        3
      December 31, 2004

    Statements of Income for the Three Months ended March 31, 2005             4
      (Unaudited) and 2004 (Unaudited)

    Statements of Cash Flows for the Three Months ended March 31, 2005         5
      (Unaudited) and 2004 (Unaudited)

    Notes to Condensed Financial Statements (Unaudited)                        6

    Item 2 - Management's Discussion and Analysis of Financial Condition       9
      and Results of Operations

    Item 3 - Quantitative and Qualitative Disclosures About Market Risk       12

    Item 4 - Controls and Procedures                                          13

Part II. Other Information

    Item 2 - Unregistered Sales of Equity Securities                          14

    Item 5 - Other Information                                                14

    Item 6 - Exhibits and Reports on Form 8-K                                 14

    Signatures and Certifications                                             15

                                                        CPI AEROSTRUCTURES, INC.

PART I: FINANCIAL INFORMATION:

ITEM 1 - FINANCIAL STATEMENTS:

                                                        CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                       MARCH 31,    DECEMBER 31,
                                                         2005          2004
                                                      (UNAUDITED)
--------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                $1,222,910     $1,756,350
  Accounts receivable                                  2,647,955      1,641,002
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                 25,433,107     26,030,507
  Prepaid expenses and other current assets              117,934        182,003
--------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                              29,421,906     29,609,862

Plant and equipment, net                                 987,327        882,758
Other assets                                             260,686        266,504
--------------------------------------------------------------------------------
    TOTAL ASSETS                                     $30,669,919    $30,759,124
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $3,710,986     $4,332,255
  Accrued expenses                                       310,889        525,061
  Current portion of long-term debt                       83,370         83,144
  Deferred income taxes                                   90,000        144,000
  Income taxes payable                                   337,000        129,000
--------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                          4,532,245      5,213,460

Long-term debt, net of current portion                   108,349        129,276
--------------------------------------------------------------------------------
    TOTAL LIABILITIES                                  4,640,594      5,342,736
--------------------------------------------------------------------------------

Commitments
Shareholders' Equity:
  Common stock - $.001 par value; authorized
    50,000,000 shares, issued 5,449,415 and
    5,443,415 shares, respectively, and
    outstanding 5,418,400 and 5,412,400 shares,
    respectively                                           5,449          5,443
  Additional paid-in capital                          22,575,991     22,541,716
  Retained earnings                                    3,768,741      3,190,085
  Treasury stock                                        (320,856)      (320,856)
--------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                        26,029,325     25,416,388
--------------------------------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $30,669,919    $30,759,124
================================================================================

                                     See Notes to Condensed Financial Statements

                                                        CPI AEROSTRUCTURES, INC.

                                                  CONDENSED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31,                  2005            2004
                                                          (UNAUDITED)
--------------------------------------------------------------------------------
Revenue                                            $6,245,102      $6,228,108

Cost of sales                                       4,422,985       4,302,014
--------------------------------------------------------------------------------
Gross profit                                        1,822,117       1,926,094

Selling, general and administrative expenses          885,511         838,076
--------------------------------------------------------------------------------
Income from operations                                936,606       1,088,018

Other expense                                           3,950           1,206
--------------------------------------------------------------------------------
Income before provision for income taxes              932,656       1,086,812

Provision for income taxes                            354,000         435,000
--------------------------------------------------------------------------------
Net income                                           $578,656        $651,812
================================================================================

Income per common share - basic                         $0.11           $0.12
================================================================================

Income per common share - diluted                       $0.09           $0.11
================================================================================

Shares used in computing income per common share:
  Basic                                             5,417,300       5,301,770
  Diluted                                           6,167,995       5,800,120

                                     See Notes to Condensed Financial Statements

                                                                CPI AEROSTRUCTURES, INC.

                                                      CONDENSED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31,                             2005            2004
                                                                      (UNAUDITED)
----------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                                   $578,656        $651,812
  Adjustments to reconcile net income to net
    cash used in operating activities:
    Depreciation and amortization                                46,535          27,579
    Deferred portion of provision for income taxes              (54,000)        435,000
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable             (1,006,953)         34,748
      (Increase) decrease in costs and estimated earnings
        in excess of billings on uncompleted contracts          597,400      (1,158,906)
      Decrease in prepaid expenses and other assets              69,887          66,598
      Decrease in accounts payable and accrued expenses        (835,441)     (1,217,900)
      Increase (decrease) in income taxes payable               208,000        (171,247)
----------------------------------------------------------------------------------------
        Net cash used in operating activities                  (395,916)     (1,332,316)
----------------------------------------------------------------------------------------
Cash used in investing activities - purchase of
  plant and equipment                                          (151,104)        (47,861)
----------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net repayment of long-term debt                               (20,701)         (2,434)
  Proceeds from exercise of stock options                        34,281             ---
----------------------------------------------------------------------------------------
    Net cash (used in) provided by financing activities          13,580          (2,434)
----------------------------------------------------------------------------------------

Net decrease in cash                                           (533,440)     (1,382,611)

Cash at beginning of period                                   1,756,350       2,794,310
----------------------------------------------------------------------------------------
Cash at end of period                                        $1,222,910      $1,411,699
========================================================================================

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest                                                     $5,466          $3,417
========================================================================================

    Income taxes                                               $215,029        $171,247
========================================================================================

                                     See Notes to Condensed Financial Statements

                                                        CPI AEROSTRUCTURES, INC.

                             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.  INTERIM       The financial statements as of March 31, 2005 and for the
    FINANCIAL     three months ended March 31, 2005 and 2004 are unaudited,
    STATEMENTS:   however, in the opinion of the management of the Company,
                  these financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of operations. The results of operations for such interim
                  periods are not necessarily indicative of the results to be obtained for a full year.

                  The Company has elected to apply Accounting Principles Board
                  Opinion No. 25 ("APB 25"), Accounting for Stock Issued to
                  Employees, and related interpretations in accounting for its stock options issued to employees (intrinsic value) and has adopted the disclosure-only provisions of Statement of
                  Financial Accounting Standards ("SFAS") No. 123, Accounting
                  for Stock-Based Compensation. Had the Company elected to
                  recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No.
                  123, the Company's net income and income per common share
                  would have been as follows:

                  Three months ended March 31,                2005         2004
                  --------------------------------------------------------------
                  Net income - as reported                $578,656     $651,812

                  Deduct: Total stock-based employee
                    compensation expense determined
                    under fair value based method for
                    all awards, net of related tax
                    effects                                135,409       89,621
                  --------------------------------------------------------------
                  Net income - pro forma                  $443,247     $562,191
                  ==============================================================

                  Basic income per share - as reported       $0.11        $0.12
                  ==============================================================

                  BASIC INCOME PER SHARE - PRO FORMA         $0.08        $0.11
                  ==============================================================

                  Diluted income per share - as reported     $0.09        $0.11
                  ==============================================================

                  DILUTED INCOME PER SHARE - PRO FORMA       $0.07        $0.10
                  ==============================================================

                  In December 2004, the Financial Accounting Standards Board
                  issued SFAS No. 123(R) (revised 2004), "Share-Based Payment", which amends FASB Statement No. 123 and will be effective for the Company beginning after December 31, 2005. The new
                  standard will require us to expense employee stock options and other share-based payments. Therefore, beginning in the first quarter of 2006, the Company will not be permitted to apply
                  APB 25 as described above.

                                                        CPI AEROSTRUCTURES, INC.

                             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

2.  COSTS AND     Costs and estimated earnings in excess of billings on
    ESTIMATED     uncompleted contracts consist of:
    EARNINGS IN
    EXCESS OF
    BILLINGS ON                                        March 31, 2005
    UNCOMPLETED   --------------------------------------------------------------
    CONTRACTS:
                                               U.S.
                                            Government   Commercial      Total
                  --------------------------------------------------------------
                  Costs incurred on
                    uncompleted contracts  $34,176,943  $13,373,694  $47,550,637
                  Estimated earnings        21,195,404    6,672,592   27,867,996
                  --------------------------------------------------------------
                                            55,372,347   20,046,286   75,418,633
                  Less billings to date     32,005,544   17,979,982   49,985,526
                  --------------------------------------------------------------
                  COSTS AND ESTIMATED
                    EARNINGS IN EXCESS OF
                    BILLINGS ON
                    UNCOMPLETED CONTRACTS  $23,366,803   $2,066,304  $25,433,107
                  ==============================================================

                                                      December 31, 2004
                  --------------------------------------------------------------

                                               U.S.
                                            Government   Commercial      Total
                  --------------------------------------------------------------
                  Costs incurred on
                    uncompleted contracts  $32,764,584  $13,373,694  $46,138,278
                  Estimated earnings        20,351,259    6,187,927   26,539,186
                  --------------------------------------------------------------
                                            53,115,843   19,561,621   72,677,464
                  Less billings to date     28,746,944   17,900,013   46,646,957
                  --------------------------------------------------------------
                  COSTS AND ESTIMATED
                    EARNINGS IN EXCESS OF
                    BILLINGS ON
                    UNCOMPLETED CONTRACTS  $24,368,899   $1,661,608  $26,030,507
                  ==============================================================

                                                        CPI AEROSTRUCTURES, INC.

                             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

3.  INCOME PER    Basic income per common share is computed using the weighted
    COMMON SHARE: average number of shares outstanding. Diluted income per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares
                  attributed to outstanding options and warrants to purchase common stock. Incremental shares of 750,695 and 498,350 were used in the calculation of diluted income per common share in the three month periods ended March 31, 2005 and 2004,
                  respectively. Incremental shares of 80,000 and 15,000 were not included in the diluted earnings per share calculations at
                  March 31, 2005 and 2004, respectively, as their exercise price was in excess of the Company's stock price at the end of each respective period and, accordingly, these shares are not
                  assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.

4.  CREDIT        In September 2003, the Company entered into a three year, $5.0
    FACILITY:     million revolving credit facility with JP Morgan Chase Bank, secured by the assets of the Company. The facility specifies interest rates that range between the Prime Rate and 225 basis points over LIBOR, depending on certain terms and conditions.
                  As of March 31, 2005, the Company had not borrowed any funds pursuant to this facility.

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

BUSINESS OPERATIONS

     Our operations consist of the design and production of structural aircraft parts principally for the United States Air Force and other branches of the U.S.
armed forces. We also provide aircraft parts to the commercial sector of the aircraft industry, but we believe that significantly weaker business prospects exist in this sector.

     We compete with other prime contractors to win contracts through a process of competitive bidding. After winning a contract, the length of the contract varies but is typically between one and two years for U. S. Government contracts
(although recent large government contracts have been for periods of up to 10 years, as is the case with the T-38 Propulsion Modification Program) and up to
10 years for commercial contracts. Except in cases where contract terms permit us to bill on a progress basis, we must incur upfront costs in producing assemblies and bill our customers upon delivery. Because of the upfront costs incurred, the timing of our billings and the nature of the
percentage-of-completion method of accounting described below, there can be a significant disparity between the period in which (a) costs are expended, (b)
revenue and earnings are recorded and (c) cash is received.

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

                                                        CPI AEROSTRUCTURES, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS

     REVENUE

     Our revenue for the three months ended March 31, 2005 was $6,245,102 compared to $6,228,108 for the same period last year, representing an increase of $16,994 or .3%. We generate revenue primarily from government contracts and to a lesser extent from one commercial contract. Revenue from government contracts for the three months ended March 31, 2005 was $5,760,435 compared to
$6,228,108 for the same period last year, a decrease of $467,673 or 7.5%. This decrease was due to the significant slowdown in government procurement. Although we are not actively pursuing commercial contract work, during late 2004 and early 2005, we received a release on our one remaining commercial contract, which accounted for revenue of $484,667 for the quarter ended March 31, 2005 compared to $0 for the quarter ended March 31, 2004.

     GROSS PROFIT

     Gross profit for the three months ended March 31, 2005 decreased by
$103,977 or 5.4%, compared with the same period last year. As a percentage of revenue, gross profit for the three months ended March 31, 2005 was 29% compared to 31% for the same period last year. The decrease in gross profit percentage was due to approximately $112,000 of extra costs that we had to incur to rework a first article that was rejected by the government. This rejection was the result of non-conforming component parts purchased from a vendor. We no longer do business with this vendor and, therefore, we do not anticipate that this situation will recur in future periods.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses for the three months ended
March 31, 2005 were $885,511 compared to $838,076 for the three months ended
March 31, 2004, an increase of $47,435, or 5.6%. The increase was due to increased costs of rent, utilities, maintenance and equipment related to our new, larger office facility.

     INCOME FROM OPERATIONS

     Income from operations for the three months ended March 31, 2005 was
$936,606, a 14% decrease from $1,088,018 reported in the same period last year.
The decrease was primarily due to the decrease in gross profit described above.

     PROVISION FOR INCOME TAXES

     We recorded a provision for income taxes of $354,000 for the three months ended March 31, 2005. For the same period last year, we recorded a provision for income taxes of $435,000.

     NET INCOME

     As a result, basic net income for the three months ended March 31, 2005 was
$578,656, or $0.11 per share, compared to $651,812, or $0.12 per share, for the same period last year. Diluted income per share for the three months ended March
31, 2005 was $0.09, calculated utilizing 6,167,995 diluted average shares outstanding for the period, compared to diluted income per share of $0.11, calculated utilizing 5,800,120 diluted average shares outstanding for the same period last year.

                                                        CPI AEROSTRUCTURES, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

     At March 31, 2005, we had working capital of $24,889,661 compared to
$24,396,402 at December 31, 2004, an increase of $493,259. This increase is primarily attributable to decreases in accounts payable and accrued expenses of
$835,441, which resulted from the Company using current cash from net income to pay down liabilities. These decreases were offset by an increase in income taxes payable. This increase resulted from utilizing our remaining net operating loss carryforward for federal income tax purposes during 2004. Therefore, during
2005, we are required to make quarterly estimated federal income tax payments.

     Net cash used in operating activities for the three months ended March 31,
2005 was $395,916 compared to net cash used in operating activities of
$1,332,316 for the same period last year. The decrease in cash was the result of a build-up in accounts receivable and a pay down of accounts payable. This decrease in cash was not as large as the prior year because of a decrease in costs and estimated earnings in excess of billings on uncompleted contracts in the three months ended March 31, 2005 compared to an increase in the same period last year. This decrease reflects the overall slowdown in government procurement which has resulted in reduced manufacturing activity.

     CASH FLOW

     A large portion of our cash is used in paying for materials and processing costs associated with contracts that are in process and which do not provide for progress payments. These costs are components of "Costs and estimated earnings in excess of billings on uncompleted contracts" on our balance sheet and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms.

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

                                                        CPI AEROSTRUCTURES, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
--------------------------------------------------------------------------------
JP Morgan Chase Credit Facility

     In September 2003, we entered into a three year, $5.0 million revolving credit facility with JPMorgan Chase Bank, secured by our assets. The facility specifies interest rates that range between the Prime Rate and 225 basis points over LIBOR, depending on certain terms and conditions. As of March 31, 2005, we had not borrowed any funds pursuant to this facility.

     We believe that our existing resources, together with the availability under our credit facility, will be sufficient to meet our working capital needs for at least the next 12 months.

CONTRACTUAL OBLIGATIONS

     The table below summarizes information about our contractual obligations as of March 31, 2005 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

--------------------------------------------------------------------------------------------------------------------------------
                                                                       PAYMENTS DUE BY PERIOD ($)
--------------------------------------------------------------------------------------------------------------------------------
                                                               LESS THAN
CONTRACTUAL OBLIGATIONS                        TOTAL             1 YEAR         1-3 YEARS         4-5 YEARS     AFTER 5 YEARS
--------------------------------------------------------------------------------------------------------------------------------

Short-Term Debt                                 -0-               -0-              -0-              -0-              -0-
--------------------------------------------------------------------------------------------------------------------------------
Long-Term Obligations                         191,719           83,370           108,349            -0-              -0-
--------------------------------------------------------------------------------------------------------------------------------
Operating Leases                             4,205,205          377,813          789,968          838,077         2,199,347
--------------------------------------------------------------------------------------------------------------------------------
Employment Agreement Compensation *          1,899,505          850,702         1,048,803           -0-              -0-
--------------------------------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations           6,296,429         1,311,885        1,947,120         838,077         2,199,347
--------------------------------------------------------------------------------------------------------------------------------

*    The employment agreements provide for bonus payments that are excluded from these amounts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None

                                                        CPI AEROSTRUCTURES, INC.

ITEM 4 - CONTROLS AND PROCEDURES

     An evaluation of the effectiveness of our disclosure controls and procedures was made as of March 31, 2005 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange
Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                                        CPI AEROSTRUCTURES, INC.

PART II: OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES

--------------------------------------------------------------------------------------------------------------------------
                                                       Consideration Received and
                                                             Description of                           If Option, Warrant
                                                             Underwriting or          Exemption         or Convertible
                                                           Other Discounts to           from          Security, Terms of
                                                          Market Price Afforded      Registration         Exercise or
 Date of Sale   Title of Security       Number Sold           To Purchasers            Claimed           Conversion
--------------------------------------------------------------------------------------------------------------------------

    1/13/05       Common Stock             5,000       Common stock issued upon          4(2)                N/A
                                                       exercise of options;
                                                       $31,750 cash consideration
                                                       received by the Company
--------------------------------------------------------------------------------------------------------------------------
    2/03/05       Common Stock             1,000       Common stock issued upon          4(2)                N/A
                                                       exercise of options;
                                                       $2,530 cash consideration
                                                       received by the Company
--------------------------------------------------------------------------------------------------------------------------

ITEM 5 - OTHER INFORMATION

     None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibit 31.1   Section 302 Certification by Chief Executive Officer
         Exhibit 31.2   Section 302 Certification by Chief Financial Officer
         Exhibit 32     Section 906 Certification by Chief Executive Officer and
                        Chief Financial Officer

     b)  Reports on Form 8-K

     During the three months ended March 31, 2005, we filed the following
     Current Reports on Form 8-K:

     1.   Form 8-K dated February 7, 2005, and filed with the SEC on February
          10, 2005, which Form 8-K reported events under Items 1.01 and 9.01.

     2.   Form 8-K dated March 29, 2005, and filed with the SEC on March 29,
          2005, which Form 8-K reported events under Items 2.02 and 9.01.

                                                        CPI AEROSTRUCTURES, INC.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CPI AEROSTRUCTURES, INC.

Dated: May 13, 2005                          By  /s/ Edward J. Fred
                                                 -------------------------------
                                             Edward J. Fred
                                             Chief Executive Officer, President,
                                             and Secretary

Dated: May 13, 2005                          By: /s/ Vincent Palazzolo
                                                 -------------------------------
                                             Vincent Palazzolo
                                             Chief Financial Officer

