Form 10-Q
period 2005-06-30
CPI AEROSTRUCTURES INC
filed 2005-08-15
CIK 889348

                                                        CPI AEROSTRUCTURES, INC.

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period          Commission File Number 1-11398
              ended June 30, 2005

                            CPI AEROSTRUCTURES, INC.
             (Exact name of registrant as specified in its charter)

               New York                                 11-2520310
  --------------------------------------- --------------------------------------
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

As of August 12, 2005, the number of shares of common stock, par value $.001 per share, outstanding was 5,420,400.

                                                        CPI AEROSTRUCTURES, INC.

                                                                           INDEX
================================================================================



Part I:  Financial Information:

       Item 1 - Condensed Financial Statements:

       Balance Sheets as of June 30, 2005 (Unaudited) and                                                3
         December 31, 2004

       Statements of Income for the Three Months and Six Months ended June 30, 2005                      4
         (Unaudited) and 2004 (Unaudited)

       Statements of Cash Flows for the Six Months ended June 30, 2005                                   5
         (Unaudited) and 2004 (Unaudited)

       Notes to Condensed Financial Statements (Unaudited)                                               6

       Item 2 - Management's Discussion and Analysis of Financial Condition                             10
         and Results of Operations

       Item 3 - Quantitative and Qualitative Disclosures About Market Risk                              13

       Item 4 - Controls and Procedures                                                                 14

Part II.  Other Information

       Item 2 - Unregistered Sales of Equity Securities                                                 15

       Item 4 - Submission of Matters to a Vote of Security Holders                                     15

       Item 5 - Other Information                                                                       15

       Item 6 - Exhibits and Reports on Form 8-K                                                        15

       Signatures and Certifications                                                                    17


                                                        CPI AEROSTRUCTURES, INC.

PART I:  FINANCIAL INFORMATION:

ITEM 1 - FINANCIAL STATEMENTS:



                                                                                              CONDENSED BALANCE SHEETS
=========================================================================================================================
                                                                                          JUNE 30,        DECEMBER 31,
                                                                                            2005              2004
                                                                                        (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets:
  Cash                                                                                   $1,000,380         $1,756,350
  Accounts receivable                                                                     2,002,571          1,641,002
  Costs and estimated earnings in excess of billings on uncompleted
      contracts                                                                          26,420,609         26,030,507
  Prepaid expenses and other current assets                                                 189,704            182,003
-------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                               29,613,264         29,609,862

Plant and equipment, net                                                                    978,322            882,758
Other assets                                                                                254,867            266,504
-------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                      $30,846,453        $30,759,124
=========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                       $3,479,367         $4,332,255
  Accrued expenses                                                                          142,100            525,061
  Current portion of long-term debt                                                          83,596             83,144
  Deferred income taxes                                                                     180,000            144,000
  Income taxes payable                                                                      303,000            129,000
-------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                           4,188,063          5,213,460

Long-term debt, net of current portion                                                       87,365            129,276
Other liabilities                                                                            27,448                 --
-------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                                   4,302,876          5,342,736
-------------------------------------------------------------------------------------------------------------------------

Commitments
Shareholders' Equity:
  Common stock - $.001 par value; authorized 50,000,000 shares, issued 5,451,415 and 5,443,415 shares, respectively, and outstanding 5,420,400
   and 5,412,400 shares, respectively                                                         5,451              5,443
  Additional paid-in capital                                                             22,581,048         22,541,716
  Retained earnings                                                                       4,277,934          3,190,085
  Treasury stock                                                                           (320,856)          (320,856)
-------------------------------------------------------------------------------------------------------------------------
      TOTAL SHAREHOLDERS' EQUITY                                                         26,543,577         25,416,388

-------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $30,846,453        $30,759,124
=========================================================================================================================


                                     See Notes to Condensed Financial Statements

                                                        CPI AEROSTRUCTURES, INC.


                                                                                        CONDENSED STATEMENTS OF INCOME
=========================================================================================================================

                                                FOR THE THREE MONTHS ENDED JUNE 30,      FOR THE SIX MONTHS ENDED JUNE 30,
                                                    2005                    2004              2005             2004
                                                           (UNAUDITED)                             (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------

Revenue                                              $ 6,313,432        $7,192,324         $12,558,534        $13,420,432
Cost of sales                                          4,570,799         4,805,847           8,993,784          9,107,861
-------------------------------------------------------------------------------------------------------------------------

Gross profit                                           1,742,633         2,386,477           3,564,750          4,312,571
Selling, general and administrative expenses             874,816           838,573           1,760,327          1,676,650
-------------------------------------------------------------------------------------------------------------------------
Income from operations                                   867,817         1,547,904           1,804,423          2,635,921
-------------------------------------------------------------------------------------------------------------------------

Other income (expense):
  Interest/other income                                    1,144             1,593               2,660              3,804
  Interest expense                                        (3,768)             (298)             (9,234)            (3,714)

-------------------------------------------------------------------------------------------------------------------------
Total other income (expense), net                         (2,624)            1,295              (6,574)                90
-------------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                 865,193         1,549,199           1,797,849          2,636,011

Provision for income taxes                               356,000           586,000             710,000          1,021,000
-------------------------------------------------------------------------------------------------------------------------
Net income                                           $   509,193        $  963,199         $ 1,087,849        $ 1,615,011

Income per common share - basic                      $      0.09        $     0.18         $      0.20        $      0.30

Income per common share - diluted                    $      0.08        $     0.16         $      0.18        $      0.27
=========================================================================================================================

Shares used in computing earnings per common share:
  Basic                                                5,419,235         5,365,542           5,418,273          5,333,832
  Diluted                                              6,092,287         6,119,278           6,128,560          6,076,255
-------------------------------------------------------------------------------------------------------------------------


                                     See Notes to Condensed Financial Statements

                                                        CPI AEROSTRUCTURES, INC.


                                                                                      CONDENSED STATEMENTS OF CASH FLOWS
=========================================================================================================================
FOR THE SIX MONTHS ENDED JUNE 30,                                                              2005               2004
                                                                                                     (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                                                             $1,087,849         $1,615,011
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Depreciation and amortization                                                            94,204             56,740
    Deferred rent                                                                            27,448
    Deferred portion of provision for income taxes                                           36,000            613,000
    Tax benefit for stock options                                                                --            393,000
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                                      (361,569)          (165,063)
      Increase in costs and estimated earnings in excess of billings on
        uncompleted contracts                                                              (390,102)        (3,206,671)
      Decrease in prepaid expenses and other assets                                           3,936             66,570
      Decrease in accounts payable and accrued expenses                                  (1,235,849)          (624,045)
      Increase (decrease) in income taxes payable                                           174,000           (187,000)
-------------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                            (564,083)        (1,438,458)
-------------------------------------------------------------------------------------------------------------------------

Cash used in investing activities - purchase of plant and equipment                        (189,768)           (65,218)
-------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net repayment of long-term debt                                                           (41,459)            (4,116)
  Proceeds from exercise of stock options                                                    39,340             31,625

-------------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities                                (2,119)            27,509
-------------------------------------------------------------------------------------------------------------------------

Net decrease in cash                                                                       (755,970)        (1,476,167)

Cash at beginning of period                                                               1,756,350          2,794,310

-------------------------------------------------------------------------------------------------------------------------

Cash at end of period                                                                    $1,000,380         $1,318,143

=========================================================================================================================

Supplemental disclosures of cash flow information:

 Cash paid during the period for:
   Interest                                                                              $    9,234         $    3,715
=========================================================================================================================

   Income taxes                                                                          $  500,000         $  211,247

=========================================================================================================================


                                     See Notes to Condensed Financial Statements

                                                        CPI AEROSTRUCTURES, INC.

                             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

1.   INTERIM            The financial statements as of June 30, 2005 and for the
     FINANCIAL          three and six months ended June 30, 2005 and 2004 are
     STATEMENTS:        unaudited, however, in the opinion of the management of
                        the Company, these financial statements reflect all
                        adjustments (consisting solely of normal recurring
                        adjustments) necessary to present fairly the financial
                        position of the Company and the results of operations.
                        The results of operations for such interim periods are
                        not necessarily indicative of the results to be obtained
                        for a full year.

                        The balance sheet at December 31, 2004 has been derived
                        from the audited financial statements at that date but
                        does not include all of the information and notes
                        required by accounting principles generally accepted in
                        the United States for complete financial statements. For
                        further information, refer to the financial statements
                        and notes thereto included in the Company's Annual
                        Report on Form 10-KSB for the year ended December 31,
                        2004.

                        The Company measures employee stock-based compensation
                        cost using Accounting Principles Board Opinion No. 25
                        ("APB 25") as is permitted by Statement of Financial
                        Accounting Standards No. 123 ("SFAS 123"), Accounting
                        for Stock-Based Compensation.

                        In December 2004, the FASB issued Statement of Financial
                        Accounting Standards No. 123R (Revised 2004),
                        "Share-Based Payment" ("SFAS 123R"), which requires that
                        the compensation cost relating to share-based payment
                        transactions be recognized in financial statements based
                        on alternative fair value models. The share-based
                        compensation cost will be measured based on the fair
                        value of the equity instruments issued. The Company
                        currently discloses pro forma compensation expense
                        quarterly and annually by calculating the stock option
                        grants' fair value using the Black-Scholes model and
                        disclosing the impact on net income and net income per
                        share in a note to the financial statements. Upon
                        adoption, pro forma disclosure no longer will be an
                        alternative. The table set forth below reflects the
                        estimated impact that such a change in accounting
                        treatment would have had on the Company's net income and
                        net income per share if it had been in effect during the
                        six-months and three-months ended June 30, 2005 and
                        2004. SFAS No. 123R also requires the benefits of tax
                        deductions in excess of recognized compensation cost to
                        be reported as financing cash flow rather than as an
                        operating cash flow as required under current
                        literature. This requirement will reduce operating cash
                        flows and increase net financing cash flows in periods
                        after adoption. The Company will begin to apply SFAS
                        123R as of the interim reporting period ending March 31,
                        2006.

                        Had the Company elected to recognize compensation cost
                        base on the fair value of the options granted at the
                        grant date as prescribed by SFAS 123R, the Company's net
                        income and income per common share would have been as
                        follows:

                                                        CPI AEROSTRUCTURES, INC.



                                                                     NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
========================================================================================================================

                              Three months ended June 30,                                       2005              2004

                              Net income - as reported                                      $509,193         $ 963,199
                              Deduct:  Total stock-based employee
                               compensation expense determined
                               under fair value based method for
                               all awards, net of related tax effects                        195,221           202,126
-----------------------------------------------------------------------------------------------------------------------
                              Net income - pro forma                                        $313,972          $761,073
                        ===============================================================================================

                              Basic income per share - as reported                             $0.09           $  0.18
                        ===============================================================================================

                              BASIC INCOME PER SHARE - PRO FORMA                               $0.06           $  0.14
                        ===============================================================================================

                              Diluted income per share - as reported                           $0.08           $  0.16
                        ===============================================================================================

                              DILUTED INCOME PER SHARE - PRO FORMA                             $0.05           $  0.12
                        ===============================================================================================

                              Six months ended June 30,                                         2005              2004
                        -----------------------------------------------------------------------------------------------

                              Net income - as reported                                    $1,087,849         $1,615,011
                              Deduct:  Total stock-based employee
                               compensation expense determined
                               under fair value based method for
                               all awards, net of related tax effects                        330,630            225,312

                        -----------------------------------------------------------------------------------------------
                              Net income - pro forma                                        $757,219         $1,389,699
                        ===============================================================================================

                              Basic income per share - as reported                             $0.20           $   0.30
                        ===============================================================================================

                              BASIC INCOME PER SHARE - PRO FORMA                               $0.14           $   0.26
                        ===============================================================================================

                              Diluted income per share - as reported                           $0.18           $   0.27
                        ===============================================================================================

                              DILUTED INCOME PER SHARE - PRO FORMA                             $0.12           $   0.23
                        ===============================================================================================


                                                        CPI AEROSTRUCTURES, INC.



                                                                        NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
===========================================================================================================================

2.    COSTS AND         Costs and estimated earnings in excess of billings on uncompleted contracts
      ESTIMATED         consist of:
      EARNINGS IN
      EXCESS OF
      BILLINGS ON                                                                    June 30, 2005
      UNCOMPLETED       ---------------------------------------------------------------------------------------------------
      CONTRACTS:                                                         U.S.
                                                                     Government           Commercial           Total
                        ---------------------------------------------------------------------------------------------------

                              Costs incurred on uncompleted
                               contracts                             $37,986,076         $13,373,694        $51,359,770
                              Estimated earnings                      22,945,855           6,672,592         29,618,447
---------------------------------------------------------------------------------------------------------------------------

                                                                      60,931,931          20,046,286         80,978,217
                              Less billings to date                   36,142,103          18,415,505         54,557,608

---------------------------------------------------------------------------------------------------------------------------
                              COSTS AND ESTIMATED EARNINGS
                              IN EXCESS OF BILLINGS ON
                              UNCOMPLETED CONTRACTS                  $24,789,828          $1,630,781        $26,420,609
===========================================================================================================================

                                                                                     December 31, 2004
                              ---------------------------------------------------------------------------------------

                                                                         U.S.
                                                                      Government           Commercial         Total
                              ---------------------------------------------------------------------------------------

                              Costs incurred on uncompleted
                               contracts                             $32,764,584         $13,373,694        $46,138,278
                              Estimated earnings                      20,351,259           6,187,927         26,539,186
---------------------------------------------------------------------------------------------------------------------------

                                                                      53,115,843          19,561,621         72,677,464
                              Less billings to date                   28,746,944          17,900,013         46,646,957

---------------------------------------------------------------------------------------------------------------------------
                              COSTS AND ESTIMATED EARNINGS
                               IN EXCESS OF BILLINGS ON
                               UNCOMPLETED CONTRACTS                 $24,368,899         $ 1,661,608        $26,030,507
===========================================================================================================================


                                                        CPI AEROSTRUCTURES, INC.

                             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

3.   INCOME PER         Basic income per common share is computed using the
     COMMON SHARE:      weighted average number of shares outstanding.
                        Diluted income per common share is computed using the
                        weighted-average number of shares outstanding adjusted
                        for the incremental shares attributed to outstanding
                        options and warrants to purchase common stock.
                        Incremental shares of 673,051 and 710,287 were used in
                        the calculation of diluted income per common share in
                        the three month and six-month periods ended
                        June 30, 2005, respectively. Incremental shares of
                        100,000 were not included in the diluted earnings per
                        share calculations at June 30, 2005 as their exercise
                        price was in excess of the Company's stock price at the
                        end of each respective period and, accordingly, these
                        shares are not assumed to be exercised for the diluted
                        earnings per share calculation, as they would be
                        anti-dilutive. All shares were included in the
                        calculation at June 30, 2004.

4.   CREDIT FACILITY:   In September 2003, the Company entered into a three
                        year, $5.0 million revolving credit facility with JP
                        Morgan Chase Bank, secured by the assets of the Company.
                        The facility specifies interest rates that range between
                        the Prime Rate and 225 basis points over LIBOR,
                        depending on certain terms and conditions. As of June
                        30, 2005, the Company had not borrowed any funds
                        pursuant to this facility.

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

         We compete with other prime contractors to win contracts through a process of competitive bidding. Additionally, we bid on subcontract work to leading aerospace prime contractors. This is a field of opportunity that has opened up to us over the past 18 months. After winning a contract, the length of the contract varies but is typically between one and two years for U. S.
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

                                                        CPI AEROSTRUCTURES, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
================================================================================
RESULTS OF OPERATIONS

         REVENUE

Revenue for the three months ended June 30, 2005 was $6,313,432 compared to
$7,192,324 for the same period last year, representing a decrease of $878,892 or
12%. For the six months ended June 30, 2005, revenue decreased $861,898, or 6%
to $12,558,534, compared to $13,420,432 for the same period last year, due primarily to fewer contract awards in the current period. We generate revenue primarily from government contracts and to a lesser extent from one commercial contract. For the three months ended June 30, 2005 all of our revenue was from government contracts. Revenue from government contracts for the six months ended
June 30, 2005 was $12,074,167 compared to $13,415,432 for the same period last year, a decrease of $1,341,265 or 10%. Our decrease was due to the significant slowdown in government procurement in our market. Although we are not actively pursuing commercial contract work, during late 2004 and early 2005, we received a release on our one remaining commercial contract, which accounted for revenue of $484,667 for the six months ended June 30, 2005 compared to $5,000 for the six months ended June 30, 2004.

         GROSS PROFIT

Gross profit for the three months ended June 30, 2005 decreased by $643,844 or
27%, compared with the same period last year. As a percentage of revenue, gross profit for the three months ended June 30, 2005 was 28% compared to 33% for the same period last year. For the six months ended June 30, 2005, gross profit was
$3,564,750, or 28% of revenue, compared with $4,312,571, or 32% of revenue for the first six months of last year. The decrease in gross profit percentage was due primarily to a less favorable product mix as compared to last year and an increase in factory overhead related to rent, utilities, maintenance, and indirect labor, of approximately $200,000 as a result of our moving to new facilities. Lastly, we incurred approximately $112,000 of extra costs to rework a first article that was rejected by the government. This rejection was the result of non-conforming component parts purchased from a vendor. We no longer do business with this vendor and, therefore, we do not anticipate that this situation will recur in future periods.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended June 30,
2005 were $874,816 compared to $838,573 for the three months ended June 30,
2004, an increase of $36,243, or 4.3%. For the six months ended June 30, 2005, selling, general, and administrative expenses were $1,760,327compared to
$1,676,650 for the same period last year, an increase of $83,677, or 5.0%. These increases were due to increased costs of rent, utilities, maintenance and equipment related to our new, larger office facility.

         INCOME FROM OPERATIONS

Income from operations for the three months ended June 30, 2005 was $867,817, a
44% decrease from $1,547,904 reported in the same period last year. For the six months ended June 30, 2005, income from operations was $1,804,423 compared with
$2,635,921 for the same period last year, a decrease of $831,498, or 31.5%. The decrease was primarily due to the decrease in gross profit described above.

                                                        CPI AEROSTRUCTURES, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
================================================================================

PROVISION FOR INCOME TAXES

We recorded a provision for income taxes of $356,000 for the three months ended
June 30, 2005 as compared to $586,000 recorded in the same period last year. For the six months ended June 30, 2005, we recorded a provision for income taxes of
$710,000, compared to $1,021,000 recorded in the same period last year.

NET INCOME

As a result, basic net income for the three months ended June 30, 2005 was
$509,193, or $0.09 per share, compared to $963,199, or $0.18 per share, for the same period last year. For the six months ended June 30, 2005, basic net income was $1,087,849, or $0.20 per share, compared with $1,615,011, or $0.30 per share for the same period last year. Diluted income per share for the three months ended June 30, 2005 was $0.08, calculated utilizing 6,092,287 diluted average shares outstanding for the period, compared to diluted income per share of
$0.16, calculated utilizing 6,119,278 diluted average shares outstanding for the same period last year. Diluted income per share for the six months ended June
30, 2005 was $0.18, calculated utilizing 6,128,560 diluted average shares outstanding for the period, compared to diluted income per share of $0.27, calculated utilizing 6,076,255 diluted average shares outstanding for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         General

         At June 30, 2005, we had working capital of $25,425,201 compared to
$24,396,402 at December 31, 2004, an increase of $1,028,799. This increase is primarily attributable to decreases in accounts payable and accrued expenses of
$1,235,849, which resulted from the Company using current cash from net income to pay down liabilities and an increase in costs and estimated earnings in excess of billings on uncompleted contracts. These decreases were offset by an increase in income taxes payable. This increase resulted from utilizing our remaining net operating loss carryforward for federal income tax purposes during
2004. Therefore, during 2005, we are required to make quarterly estimated federal income tax payments.

         Net cash used in operating activities for the six months ended June 30,
2005 was $564,083 compared to net cash used in operating activities of
$1,438,458 for the same period last year. The decrease in cash was the result of a build-up in accounts receivable and a pay down of accounts payable, an increase in costs and estimated earnings in excess of billings on uncompleted contracts and an increase in prepaid expenses and other assets.

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

                                                        CPI AEROSTRUCTURES, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
================================================================================

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

JP Morgan Chase Credit Facility

         In September 2003, we entered into a three year, $5.0 million revolving credit facility with JPMorgan Chase Bank, secured by our assets. The facility specifies interest rates that range between the Prime Rate and 225 basis points over LIBOR, depending on certain terms and conditions. As of June 30, 2005, we had not borrowed any funds pursuant to this facility.

         We believe that our existing resources, together with the availability under our credit facility, will be sufficient to meet our working capital needs for at least the next 12 months.

CONTRACTUAL OBLIGATIONS

The table below summarizes information about our contractual obligations as of
June 30, 2005 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.



----------------------------------------- --------------------------------------------------------------------------------------
                                                                       PAYMENTS DUE BY PERIOD ($)
                                          --------------------------------------------------------------------------------------
                                                            LESS THAN
CONTRACTUAL OBLIGATIONS                   TOTAL               1 YEAR         1-3 YEARS         4-5 YEARS       AFTER 5 YEARS
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------

Short-Term Debt                                 -0-               -0-              -0-              -0-              -0-
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
Long-Term Obligations                         170,961           83,596            87,365            -0-              -0-
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
Operating Leases                             4,111,455          380,625          795,849          844,316         2,090,665
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
Employment Agreement Compensation *          1,684,343          840,758          843,585            -0-              -0-
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------
Total Contractual Cash Obligations           5,966,759         1,304,979        1,726,799         844,316         2,090,665
----------------------------------------- ----------------- ---------------- ----------------- --------------- -----------------


*   The employment agreements provide for bonus payments that are excluded from these amounts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None

                                                        CPI AEROSTRUCTURES, INC.

ITEM 4 -  CONTROLS AND PROCEDURES

         An evaluation of the effectiveness of our disclosure controls and procedures was made as of June 30, 2005 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange
Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                                        CPI AEROSTRUCTURES, INC.

PART II:  OTHER INFORMATION

ITEM 2:       UNREGISTERED SALES OF EQUITY SECURITIES



================= =================== ================ ============================ ================ ======================
                                                        Consideration Received and
                                                             Description of                           If Option, Warrant
                                                             Underwriting or                            or Convertible
                                                           Other Discounts to      Exemption from      Security, Terms of
                                                          Market Price Afforded      Registration         Exercise or
    Date of Sale    Title of Security     Number Sold         To Purchasers             Claimed           Conversion
----------------- ------------------- ---------------- ---------------------------- ---------------- ----------------------

    5/23/05       Common Stock             2,000       Common stock issued upon          4(2)        N/A
                                                       exercise of options;
                                                       $5,060 cash consideration
                                                       received by the Company

----------------- ------------------- ---------------- ---------------------------- ---------------- ----------------------


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on May 24, 2005. At the meeting, the directors nominated for election, Kenneth McSweeney and A. C.
Providenti, were reelected to a three year term expiring in 2008, receiving the number of votes as follows:

         Name                                  Votes for    Authority Withheld
         ----                                  ---------    ------------------
         Kenneth McSweeney                     4,972,194               278,179
         A. C. Providenti                      4,959,601               290,772

The terms of office of Walter Paulick and Eric Rosenfeld will expire at the
Annual Meeting of Shareholders to be held in 2006 and the terms of office of
Edward Fred and Arthur August will expire at the Annual Meeting of Shareholders to be held in 2007.

         The shareholders also considered and approved a proposal to increase the number of shares available for issuance under the Performance Equity Plan
2000 from 830,000 to 1,230,000. 1,914,747 shares were voted for, 1,153,689 were voted against, 58,602 shares abstained and 2,123,335 shares were not voted.

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibit 31.1  Section 302 Certification by Chief Executive Officer
              Exhibit 31.2  Section 302 Certification by Chief Financial Officer
              Exhibit 32    Section 906 Certification by Chief Executive Officer
                            and Chief Financial Officer

          b)  Reports on Form 8-K

          During the three months ended June 30, 2005, we filed the following
          Current Reports on Form 8-K:

          1.   Form 8-K dated May 24, 2005, and filed with the SEC on May 24,
               2005, which Form 8-K reported events under Items 1.01 and 9.01.

                                                        CPI AEROSTRUCTURES, INC.

          2.   Form 8-K dated May 11, 2005, and filed with the SEC on May 11,
               2005, which Form 8-K reported events under Items 2.02 and 9.01.

                                                        CPI AEROSTRUCTURES, INC.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CPI AEROSTRUCTURES, INC.

Dated:   August 15, 2005                   By  /s/ Edward J. Fred
                                             -----------------------------------
                                           Edward J. Fred
                                           Chief Executive Officer, President,
                                           and Secretary

Dated:   August 15, 2005                   By:  /s/ Vincent Palazzolo
                                               ---------------------------------
                                           Vincent Palazzolo
                                           Chief Financial Officer

