Form 10-Q
period 2005-09-30
CPI AEROSTRUCTURES INC
filed 2005-11-14
CIK 889348

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
   ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes [_] No [X]

As of November 11, 2005, the number of shares of common stock, par value $.001 per share, outstanding was 5,425,400.

                                                        CPI AEROSTRUCTURES, INC.

                                                                           INDEX
================================================================================

Part I: Financial Information:

   Item 1 - Condensed Financial Statements:

   Balance Sheets as of September 30, 2005 (Unaudited) and
      December 31, 2004                                                       3

   Statements of Income for the Three Months and Nine Months ended
      September 30, 2005 (Unaudited) and 2004 (Unaudited)                     4

   Statements of Cash Flows for the Nine Months ended September 30, 2005
      (Unaudited) and 2004 (Unaudited)                                        5

   Notes to Condensed Financial Statements (Unaudited)                        6

   Item 2 - Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                              10

   Item 3 - Quantitative and Qualitative Disclosures About Market Risk       15

   Item 4 - Controls and Procedures                                          15

Part II. Other Information

   Item 2 - Unregistered Sales of Equity Securities                          16

   Item 5 - Other Information                                                16

   Item 6 - Exhibits                                                         16

   Signatures and Certifications                                             17

                                                        CPI AEROSTRUCTURES, INC.

PART I: FINANCIAL INFORMATION:

ITEM 1 - FINANCIAL STATEMENTS:

                                                        CONDENSED BALANCE SHEETS
================================================================================

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                        2005           2004
                                                                    (UNAUDITED)
-----------------------------------------------------------------------------------------------

ASSETS
Current Assets:
   Cash                                                             $   773,280     $ 1,756,350
   Accounts receivable                                                1,757,747       1,641,002
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                          27,872,082      26,030,507
   Prepaid expenses and other current assets                            150,975         182,003
-----------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                           30,554,084      29,609,862

Plant and equipment, net                                                994,654         882,758
Other assets                                                            249,048         266,504
-----------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                  $31,797,786     $30,759,124
===============================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $ 3,692,966     $ 4,332,255
   Accrued expenses                                                     163,472         525,061
   Current portion of long-term debt                                     94,526          83,144
   Deferred income taxes                                                180,000         144,000
   Income taxes payable                                                 459,000         129,000
-----------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                       4,589,964       5,213,460

Long-term debt, net of current portion                                   66,324         129,276
Other liabilities                                                        41,172              --
-----------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                               4,697,460       5,342,736
-----------------------------------------------------------------------------------------------
Commitments
Shareholders' Equity:
   Common stock - $.001 par value; authorized 50,000,000 shares, issued 5,456,415 and 5,443,415 shares, respectively, and
      outstanding 5,425,400 and 5,412,400 shares, respectively            5,456           5,443
   Additional paid-in capital                                        22,589,294      22,541,716
   Retained earnings                                                  4,826,432       3,190,085
   Treasury stock                                                      (320,856)       (320,856)
-----------------------------------------------------------------------------------------------
      TOTAL SHAREHOLDERS' EQUITY                                     27,100,326      25,416,388
-----------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $31,797,786     $30,759,124
===============================================================================================

                                     See Notes to Condensed Financial Statements

                                                        CPI AEROSTRUCTURES, INC.

                                                  CONDENSED STATEMENTS OF INCOME
================================================================================

-------------------------------------------------------------------------------------------------------------
                                                      FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                      --------------------------   --------------------------
                                                           2005          2004          2005          2004
                                                              (UNAUDITED)                 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------

Revenue                                                 $6,452,246   $7,877,023    $19,010,780   $21,297,456
Cost of sales                                            4,769,256    5,183,011     13,763,040    14,290,873
-------------------------------------------------------------------------------------------------------------
Gross profit                                             1,682,990    2,694,012      5,247,740     7,006,583
Selling, general and administrative expenses               803,143      728,613      2,563,470     2,405,263
-------------------------------------------------------------------------------------------------------------
Income from operations                                     879,847    1,965,399      2,684,270     4,601,320
-------------------------------------------------------------------------------------------------------------
Other income (expense):
   Interest/other income                                     1,156        1,549          3,816         5,353
   Interest expense                                         (1,505)      (1,477)       (10,739)       (5,191)
-------------------------------------------------------------------------------------------------------------
Total other income (expense), net                             (349)          72         (6,923)          162
-------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                   879,498    1,965,471      2,677,347     4,601,482
Provision for income taxes                                 331,000      640,000      1,041,000     1,661,000
-------------------------------------------------------------------------------------------------------------
Net income                                              $  548,498   $1,325,471    $ 1,636,347   $ 2,940,482

Income per common share - basic                         $     0.10   $     0.25    $      0.30   $      0.55

Income per common share - diluted                       $     0.09   $     0.22    $      0.27   $      0.48
=============================================================================================================
Shares used in computing earnings per common share:
   Basic                                                 5,412,650    5,405,184      5,419,411     5,358,025
   Diluted                                               6,115,014    6,132,425      6,120,977     6,091,338
-------------------------------------------------------------------------------------------------------------

                                     See Notes to Condensed Financial Statements

                                                        CPI AEROSTRUCTURES, INC.

                                              CONDENSED STATEMENTS OF CASH FLOWS
================================================================================

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                          2005          2004
                                                                                     (UNAUDITED)
------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                                                $ 1,636,347   $ 2,940,482
   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                              143,685       119,785
      Deferred rent                                                               41,172            --
      Deferred portion of provision for income taxes                              36,000     1,058,000
      Tax benefit for stock options                                                   --       421,000
      Changes in operating assets and liabilities:
         Increase in accounts receivable                                        (116,745)     (935,798)
         Increase in costs and estimated earnings in excess of billings on
            uncompleted contracts                                             (1,841,575)   (4,561,244)
         Decrease in prepaid expenses and other assets                            48,484        43,349
         Decrease in accounts payable and accrued expenses                    (1,000,878)     (233,916)
         Increase (decrease) in income taxes payable                             330,000        (5,000)
------------------------------------------------------------------------------------------------------
               Net cash used in operating activities                            (723,510)   (1,153,342)
------------------------------------------------------------------------------------------------------
Cash used in investing activities - purchase of plant and equipment             (255,581)     (305,664)
------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net repayment of long-term debt                                               (51,570)      157,292
   Proceeds from exercise of stock options                                        47,591        50,600
------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) financing activities                (3,979)      207,892
------------------------------------------------------------------------------------------------------
Net decrease in cash                                                            (983,070)   (1,251,114)
Cash at beginning of period                                                    1,756,350     2,794,310
------------------------------------------------------------------------------------------------------
Cash at end of period                                                        $   773,280   $ 1,543,196
======================================================================================================
Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                                                  $    10,739   $     5,191
======================================================================================================
   Income taxes                                                              $   675,000   $   218,037
======================================================================================================

                                     See Notes to Condensed Financial Statements

                                                        CPI AEROSTRUCTURES, INC.

                             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

1.   INTERIM FINANCIAL           The financial statements as of September 30,
     STATEMENTS:                 2005 and for the three and nine months ended
                                 September 30, 2005 and 2004 are unaudited,
                                 however, in the opinion of the management of
                                 the Company, these financial statements reflect
                                 all adjustments (consisting solely of normal
                                 recurring adjustments) necessary to present
                                 fairly the financial position of the Company
                                 and the results of operations. The results of
                                 operations for such interim periods are not
                                 necessarily indicative of the results to be
                                 obtained for a full year.

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

                                 The Company measures employee stock-based
                                 compensation cost using Accounting Principles
                                 Board Opinion ("APB") No. 25 as is permitted by
                                 Statement of Financial Accounting Standards No.
                                 123 ("SFAS 123"), Accounting for Stock-Based
                                 Compensation.

                                 In December 2004, the FASB issued Statement of
                                 Financial Accounting Standards No. 123R
                                 (Revised 2004), "Share-Based Payment" ("SFAS
                                 123R"), which requires that the compensation
                                 cost relating to share-based payment
                                 transactions be recognized in financial
                                 statements based on alternative fair value
                                 models. The share-based compensation cost will
                                 be measured based on the fair value of the
                                 equity instruments issued. The Company
                                 currently discloses pro forma compensation
                                 expense quarterly and annually by calculating
                                 the stock option grants' fair value using the
                                 Black-Scholes model and disclosing the impact
                                 on net income and net income per share in a
                                 note to the financial statements. Upon
                                 adoption, pro forma disclosure no longer will
                                 be an alternative. The table set forth below
                                 reflects the estimated impact that such a
                                 change in accounting treatment would have had
                                 on the Company's net income and net income per
                                 share if it had been in effect during the
                                 nine-months and three-months ended September
                                 30, 2005 and 2004. SFAS No. 123R also requires
                                 the benefits of tax deductions in excess of
                                 recognized compensation cost to be reported as
                                 financing cash flow rather than as an operating
                                 cash flow as required under current literature.
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

                                                        CPI AEROSTRUCTURES, INC.

                             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

                                 THREE MONTHS ENDED SEPTEMBER 30,              2005        2004
                                 -----------------------------------------------------------------

                                 Net income - as reported                    $548,498   $1,325,471
                                 Deduct: Total stock-based employee
                                    compensation expense determined
                                    under fair value based method for
                                    all awards, net of related tax effects     76,287      123,597
                                 -----------------------------------------------------------------
                                 Net income - pro forma                      $472,211   $1,201,874
                                 =================================================================
                                 Basic income per share - as reported        $   0.10   $     0.25
                                 =================================================================
                                 BASIC INCOME PER SHARE - PRO FORMA          $   0.09   $     0.22
                                 =================================================================
                                 Diluted income per share - as reported      $   0.09   $     0.22
                                 =================================================================
                                 DILUTED INCOME PER SHARE - PRO FORMA        $   0.08   $     0.20
                                 =================================================================

                                 NINE MONTHS ENDED SEPTEMBER 30,                2005         2004
                                 -------------------------------------------------------------------

                                 Net income - as reported                    $1,636,347   $2,940,482
                                 Deduct: Total stock-based employee
                                    compensation expense determined
                                    under fair value based method for
                                    all awards, net of related tax effects      406,918      353,268
                                 -------------------------------------------------------------------
                                 Net income - pro forma                      $1,229,429   $2,587,214
                                 ===================================================================
                                 Basic income per share - as reported        $     0.30   $     0.55
                                 ===================================================================
                                 BASIC INCOME PER SHARE - PRO FORMA          $     0.23   $     0.48
                                 ===================================================================
                                 Diluted income per share - as reported      $     0.27   $     0.48
                                 ===================================================================
                                 DILUTED INCOME PER SHARE - PRO FORMA        $     0.20   $     0.42
                                 ===================================================================

                                 In June 2005 the FASB issued Statement of
                                 Financial Accounting Standard No. 154
                                 "Accounting Changes and Error Corrections"
                                 ("SFAS No. 154"). This statement applies to all
                                 voluntary changes in accounting principle and
                                 changes the requirements for accounting for and
                                 reporting of a change in accounting principle.
                                 It replaces APB No. 20 "Accounting Changes."
                                 Management does not believe that the adoption
                                 of SFAS No. 154 will have a material effect on
                                 the accompanying financial statements.

                                                        CPI AEROSTRUCTURES, INC.

                             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

2.   COSTS AND ESTIMATED         Costs and estimated earnings in excess of
     EARNINGS IN EXCESS OF       billings on uncompleted contracts consist of:
     BILLINGS ON UNCOMPLETED
     CONTRACTS:

                                                                            September 30, 2005
                                 -----------------------------------------------------------------------
                                                                     U.S.
                                                                  Government    Commercial      Total
                                 -----------------------------------------------------------------------

                                 Costs incurred on uncompleted
                                    contracts                    $39,089,391   $13,373,694   $52,463,085
                                 Estimated earnings               24,464,120     6,672,592    31,136,712
                                 -----------------------------------------------------------------------
                                                                  63,553,511    20,046,286    83,599,797
                                 Less billings to date            37,114,467    18,613,248    55,727,715
                                 -----------------------------------------------------------------------
                                 COSTS AND ESTIMATED EARNINGS
                                    IN EXCESS OF BILLINGS ON
                                    UNCOMPLETED CONTRACTS        $26,439,044   $ 1,433,038   $27,872,082
                                 =======================================================================

                                                                            December 31, 2004
                                 -----------------------------------------------------------------------
                                                                     U.S.
                                                                  Government    Commercial      Total
                                 -----------------------------------------------------------------------

                                 Costs incurred on uncompleted
                                    contracts                    $32,764,584   $13,373,694   $46,138,278
                                 Estimated earnings               20,351,259     6,187,927    26,539,186
                                 -----------------------------------------------------------------------
                                                                  53,115,843    19,561,621    72,677,464
                                 Less billings to date            28,746,944    17,900,013    46,646,957
                                 -----------------------------------------------------------------------
                                 COSTS AND ESTIMATED EARNINGS
                                    IN EXCESS OF BILLINGS ON
                                    UNCOMPLETED CONTRACTS        $24,368,899   $ 1,661,608   $26,030,507
                                 =======================================================================

                                                        CPI AEROSTRUCTURES, INC.

                             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

3. INCOME PER         Basic income per common share is computed using the
   COMMON SHARE:      weighted average number of shares outstanding. Diluted
                      income per common share is computed using the
                      weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options
                      and warrants to purchase common stock. Incremental shares
                      of 693,364 and 701,566 were used in the calculation of
                      diluted income per common share in the three month and
                      nine-month periods ended September 30, 2005, respectively.
                      Incremental shares of 210,000 and 100,000 were not
                      included in the diluted earnings per share calculations at
                      September 30, 2005 as their exercise price was in excess
                      of the Company's stock price at the end of each respective period and, accordingly, these shares are not assumed to
                      be exercised for the diluted earnings per share
                      calculation, as they would be anti-dilutive. Incremental
                      shares of 75,000 and 25,000, respectively, were not
                      included in the diluted earnings per share calculations at
                      September 30, 2004 because the effect would be
                      anti-dilutive.

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

                      The facility requires the Company to maintain specified
                      levels of working capital and other financial ratios, as
                      defined. At September 30, 2005, the Company was in
                      compliance with all the covenants related to this
                      facility.

                      As of September 30, 2005, the Company had not borrowed any funds pursuant to this facility.

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
armed forces. We also provide aircraft parts to the commercial sector of the aircraft industry, but we are not currently pursuing new business in this sector.

     We compete with other prime contractors to win contracts through a process of competitive bidding. Additionally, we bid on subcontract work to leading aerospace prime contractors. This is a field of opportunity that has opened up to us over the past 21 months. After winning a contract, the length of the contract varies but is typically between one and two years for U. S. Government contracts (although recent large government contracts have been for periods of up to 10 years, as is the case with the T-38 Propulsion Modification Program)
and up to 10 years for commercial contracts. Except in cases where contract terms permit us to bill on a progress basis, we must incur upfront costs in producing assemblies and bill our customers upon delivery. Because of the upfront costs incurred, the timing of our billings and the nature of the percentage-of-completion method of accounting described below, there can be a significant disparity between the period in which (a) costs are expended, (b)
revenue and earnings are recorded and (c) cash is received.

     We have received new contract awards of $6,323,942 as of September 30,
2005. Included in this amount is approximately $157,000 related to a subcontract with Vought Aircraft Industries, Inc. ("Vought") to supply up to 17 parts for the C-5 Galaxy aircraft. Vought has an Indefinite Delivery/Indefinite Quantity
(ID/IQ) contract with U.S. Air Force Warner Robins Air Logistics Center (WR-ALC)
for its C-5 work. The potential value of CPI's subcontract with Vought could be in excess of $12 million.

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

RESULTS OF OPERATIONS

     REVENUE

Revenue for the three months ended September 30, 2005 was $6,452,246 compared to
$7,877,023 for the same period last year, representing a decrease of $1,424,777 or 18%. For the nine months ended September 30, 2005, revenue decreased
$2,286,676, or 11%, to $19,010,780, compared to $21,297,456 for the same period last year, due primarily to fewer contract awards in the current period. We generate revenue primarily from government contracts and to a lesser extent from one commercial contract. For the three months ended September 30, 2005, all of our revenue was from government contracts. Revenue from government contracts for the nine months ended September 30, 2005 was $18,526,114 compared to $21,180,710 for the same period last year, a decrease of $2,654,596 or 13%. This decrease was due to the significant slowdown in government procurement in our market.
Although we are not actively pursuing commercial contract work, during late 2004 and early 2005, we received a release on our one remaining commercial contract, which accounted for revenue of $484,666 for the nine months ended September 30,
2005 compared to $116,746 for the nine months ended September 30, 2004.

We project that revenue for the fourth quarter of 2005 will be in the range of
$6-$7 million.

     GROSS PROFIT

Gross profit for the three months ended September 30, 2005 decreased by
$1,011,022 or 38%, compared with the same period last year. As a percentage of revenue, gross profit for the three months ended September 30, 2005 was 26%
compared to 34% for the same period last year. For the nine months ended
September 30, 2005, gross profit was $5,247,740, or 28% of revenue, compared with $7,006,583, or 33% of revenue for the first nine months of last year. The decrease in gross profit percentage was due primarily to a less favorable product mix as compared to last year and an increase in factory overhead related to rent, utilities, maintenance, and indirect labor, of approximately $300,000 as a result of our move to new facilities. Lastly, we incurred approximately
$112,000 of extra costs to rework a first article that was rejected by the government. This rejection was the result of non-conforming component parts purchased from a vendor. We no longer do business with this vendor and, therefore, we do not anticipate that this situation will recur in future periods.

We project that the gross profit percentage for the fourth quarter of 2005 will be consistent with that experienced over the prior two quarters ended June 30,
2005 and September 30, 2005, within the range of 26%-28%.

                                                        CPI AEROSTRUCTURES, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
================================================================================

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended
September 30, 2005 were $803,143 compared to $728,613 for the three months ended
September 30, 2004, an increase of $74,530, or 10%. For the nine months ended
September 30, 2005, selling, general, and administrative expenses were
$2,563,470 compared to $2,405,263 for the same period last year, an increase of
$158,207, or 6.6%. These increases were due to increased costs of rent, utilities, maintenance and equipment related to our new, larger office facility.

     INCOME FROM OPERATIONS

Income from operations for the three months ended September 30, 2005 was
$879,847, a decrease of $1,085,552, or 55%, from $1,965,399 reported in the same period last year. For the nine months ended September 30, 2005, income from operations was $2,684,270 compared with $4,601,320 for the same period last year, a decrease of $1,917,050, or 42%. The decrease was primarily due to the decrease in gross profit described above.

     PROVISION FOR INCOME TAXES

We recorded a provision for income taxes of $331,000 for the three months ended
September 30, 2005 as compared to $640,000 recorded in the same period last year. For the nine months ended September 30, 2005, we recorded a provision for income taxes of $1,041,000, compared to $1,661,000 recorded in the same period last year.

     NET INCOME

As a result, basic net income for the three months ended September 30, 2005 was
$548,498, or $0.10 per share, compared to $1,325,471, or $0.25 per share, for the same period last year. For the nine months ended September 30, 2005, basic net income was $1,636,347, or $0.30 per share, compared with $2,940,482, or
$0.55 per share for the same period last year. Diluted income per share for the three months ended September 30, 2005 was $0.09, calculated utilizing 6,115,014 diluted average shares outstanding for the period, compared to diluted income per share of $0.22, calculated utilizing 6,132,425 diluted average shares outstanding for the same period last year. Diluted income per share for the nine months ended September 30, 2005 was $0.27, calculated utilizing 6,120,977 diluted average shares outstanding for the period, compared to diluted income per share of $0.48, calculated utilizing 6,091,338 diluted average shares outstanding for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

     General

     At September 30, 2005, we had working capital of $25,964,120 compared to
$24,396,402 at December 31, 2004, an increase of $1,567,718. This increase is primarily attributable to decreases in accounts payable and accrued expenses of
$1,000,878, which resulted from the Company using current cash from net income to pay down liabilities and an increase in costs and estimated earnings in excess of billings on uncompleted contracts. These decreases were offset by an increase in income taxes payable.

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

     Net cash used in operating activities for the nine months ended September
30, 2005 was $723,510 compared to net cash used in operating activities of
$1,153,342 for the same period last year. The decrease in cash was the result of a build-up in accounts receivable and a pay down of accounts payable and an increase in costs and estimated earnings in excess of billings on uncompleted contracts.

     Net cash used in investing activities for the nine months ended September
30, 2005 was $255,581 compared to $305,664 for the same period last year. All cash used in investing activities relates to purchases of plant and equipment.

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

     JP Morgan Chase Credit Facility

     In September 2003, we entered into a three year, $5.0 million revolving credit facility with JPMorgan Chase Bank, secured by our assets. The facility specifies interest rates that range between the Prime Rate and 225 basis points over LIBOR, depending on certain terms and conditions. As of September 30, 2005, we had not borrowed any funds pursuant to this facility.

     The facility requires us to maintain specified levels of working capital and other financial ratios, as defined. At September 30, 2005, we were in compliance with all the covenants related to this facility.

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

                                                        CPI AEROSTRUCTURES, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
================================================================================

CONTRACTUAL OBLIGATIONS

The table below summarizes information about our contractual obligations as of
September 30, 2005 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

---------------------------------------------------------------------------------------------------
                                                        PAYMENTS DUE BY PERIOD ($)
                                      -------------------------------------------------------------
                                                  LESS THAN
CONTRACTUAL OBLIGATIONS                 TOTAL       1 YEAR    1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
---------------------------------------------------------------------------------------------------

Short-Term Debt                             -0-         -0-         -0-        -0-            -0-
---------------------------------------------------------------------------------------------------
Long-Term Obligations                   160,850      94,526      66,324        -0-            -0-
---------------------------------------------------------------------------------------------------
Operating Leases                      4,017,706     383,438     801,730    850,555      1,981,983
---------------------------------------------------------------------------------------------------
Employment Agreement Compensation *   1,469,182     625,597     843,585        -0-            -0-
---------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations    5,647,738   1,103,561   1,711,639    850,555      1,981,983
---------------------------------------------------------------------------------------------------

*    The employment agreements provide for bonus payments that are excluded from these amounts.

                                                        CPI AEROSTRUCTURES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None

ITEM 4 - CONTROLS AND PROCEDURES

     An evaluation of the effectiveness of our disclosure controls and procedures was made as of September 30, 2005 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange
Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                                        CPI AEROSTRUCTURES, INC.

PART II: OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES

---------------------------------------------------------------------------------------------------------------
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
                                                       Underwriting or          Exemption      or Convertible
                                                     Other Discounts to           from       Security, Terms of
                                                    Market Price Afforded     Registration       Exercise or
Date of Sale   Title of Security   Number Sold          To Purchasers            Claimed         Conversion
---------------------------------------------------------------------------------------------------------------

9/7/05         Common Stock           5,000      Common stock issued upon         4(2)       N/A
                                                 exercise of options;
                                                 $8,250 cash consideration
                                                 received by the Company
---------------------------------------------------------------------------------------------------------------

ITEM 5 - OTHER INFORMATION

     None

ITEM 6 - EXHIBITS

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

                                        CPI AEROSTRUCTURES, INC.

Dated: November 14, 2005                By /S/ Edward J. Fred
                                           -------------------------------------
                                           Edward J. Fred
                                           Chief Executive Officer, President,
                                           and Secretary

Dated: November 14, 2005                By: /S/ Vincent Palazzolo
                                            ------------------------------------
                                            Vincent Palazzolo
                                            Chief Financial Officer

