Form 10-K
period 2005-12-31
CPI AEROSTRUCTURES INC
filed 2006-03-31
CIK 889348

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 1-11398

CPI AEROSTRUCTURES, INC.

(Exact name of registrant as specified in its charter)

New York	11-2520310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Heartland Blvd., Edgewood, New York 11717

(Address of principal executive offices)

(631) 586-5200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $.001 par value	American Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer’’ and ‘‘large accelerated filer’’ in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer   Accelerated filer   Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).

Yes  No

As of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on the American Stock Exchange of $9.00) held by non-affiliates of the registrant was $38,305,917.

As of March 24, 2006, the registrant had 5,447,042 common shares, $.001 par value, outstanding.

CPI AEROSTRUCTURES, INC.
FORM 10-K ANNUAL REPORT-2005
TABLE OF CONTENTS

Signatures
Exhibits

PART I

Item 1.     DESCRIPTION OF BUSINESS

Introduction

CPI Aerostructures, Inc. (‘‘CPI Aero’’ or the ‘‘Company’’) is engaged in the contract production of structural aircraft parts principally for the United States Air Force and other branches of the U.S. armed forces. We also provide aircraft parts to the commercial sector of the aircraft industry but we are not currently pursuing new business in this sector. Our strategy for growth includes de-emphasizing our commercial operations and concentrating on government and military sales. 96% of our revenues for 2005, 99% of our revenues for 2004 and 98% of our revenues for 2003 were derived from government contract sales.

We operate as a prime contractor supplying structural aircraft parts under prime contracts with the U.S. Government. In that capacity, we deliver skin panels, leading edges, flight control surfaces, engine components, wing tips, cowl doors, nacelle assemblies and inlet assemblies for military aircraft such as the C-5A ‘‘Galaxy’’ cargo jet, the T-38 ‘‘Talon’’ jet trainer, the C-130 ‘‘Hercules’’ cargo jet, the A-10 ‘‘Thunderbolt’’ or ‘‘Warthog’’ attack jet and the E-3 ‘‘Sentry’’ AWACS jet. We also operate as a subcontractor to leading aerospace prime contractors such as Northrop Grumman Corporation, Lockheed Martin Corporation and Vought Aircraft Industries, Inc. This is a field of opportunity that has opened up to us over the past two years. As a subcontractor, we deliver pod assemblies and bonded assemblies as well as perform small bench assembly work. We also supply commercial aircraft products including aprons and engine mounts, which attach jet engine housings to aircraft such as the Lear 60 and Astra Galaxy business jets. Our products are sub-assemblies, a series of parts fixed together to form a larger unit that will comprise a part of a complex aerodynamic structure. In conjunction with our assembly operations, we provide engineering, technical and program management services to our customers.

CPI has 25 years of experience as a contractor, completing over 2,100 contracts to date. Most members of our management team have held management positions at large defense contractors, including Northrop Grumman Corporation, Lockheed Martin Corporation and The Fairchild Corporation. Our technical team possesses extensive technical expertise and program management and integration capabilities. Our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products. While the larger prime contractors compete for significant modification awards and subcontract components to other suppliers, they generally do not compete for awards for smaller modifications or spare and repair parts, even for planes for which they are the original manufacturer. We qualify as a small business because we have less than 1,000 employees, and this allows us to compete on military awards set aside for companies with this small business status.

While historically the majority of our contracts have been valued below $200,000, we have competed for, and have been awarded, significantly larger contracts, including an estimated $61 million award for the T-38 ‘‘Talon’’ jet trainer and an estimated $215 million award for the C-5 cargo plane. We intend to continue to bid on these larger contracts. We believe that our success with the T-38 and C-5 programs will allow us to compete more effectively for larger awards in the future.

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

Discontinued Operations

In 1997, in an effort to diversify our business, we acquired Kolar Machine, Inc., a manufacturer of precision machine parts for the electronics industry. As a result of the downturn in the electronic manufacturing sector, we terminated Kolar’s operations in December 2001, closed its Ithaca New York, facility and liquidated most of its assets through an auction in February 2002. Due to our decision to close the Kolar facilities and liquidate its assets, Kolar’s operations have been classified as ‘‘discontinued.’’

Significant Contracts

The ongoing maintenance of existing aircraft by the U.S. Air Force is the primary driver of our growth in both the number of contracts and the size of awards. Our contracts with the Air Force accounted for substantially all of our revenue for 2003, 2004 and 2005. In most cases, we supply structural aircraft parts for aircraft that are no longer being manufactured but continue to be used and need to be maintained. CPI Aero has been awarded contracts within these maintenance programs on the C-5A and T-38. The following table sets forth the current actual and estimated Department of Defense budgets for the government’s fiscal years ended and ending September 30, 2005, 2006 and 2007:

Department of Defense Budgets*

	Actual 2005		Estimated 2006		Estimated 2007
Aircraft	Spares(1)	Mods(2)	Spares(1)	Mods(2)	Spares(1)	Mods(2)
C-5A	78	114	117	111	126	223
T-38	37	171	38	190	41	143

•	Source: Department of Defense (amounts in millions)

•	(1) Programs to procure spare parts.

•	(2) Programs for aircraft modification and upgrade.

The C-5A ‘‘Galaxy’’ cargo jet is one of the largest aircraft in the world and can carry a maximum cargo load of 270,000 pounds. Lockheed delivered the first C-5A in 1970. The C-5A Galaxy carries fully equipped combat-ready military units to any point in the world on short notice and then provides field support to sustain the fighting force. The Air Force has created a comprehensive program to ensure the capabilities of its C-5A fleet until 2040. We are one of the leading suppliers of structural spare parts and assemblies for the C-5A aircraft. We assemble numerous C-5A parts, including panels, slats, spoilers and wing-tips and are the only supplier of C-5A wing-tips to the U.S. government. Like the C-5A itself, the wing-tip is a large structure and is expensive — costing up to $750,000 for each replacement piece. Our first C-5A contract was approximately $590,000 of structural spares and was awarded in 1995. In 2004, the Air Force awarded us a seven-year TOP contract to build an assortment of parts for the C-5A, including wing tips and panels. The TOP contract is the largest contract in our history, with a potential value of up to $215 million. Since 1995, we have received releases under contracts for C-5A parts aggregating approximately $79 million, including $11.8 million from the TOP contract. Future releases under the TOP contract are unpredictable. C-5A contracts accounted for approximately 25% of our revenues for 2005.

The T-38 ‘‘Talon’’ is a twin-engine, high-altitude, supersonic jet primarily used for pilot training that first flew in 1959. More than 1,100 were delivered to the Air Force between 1961 and 1972, when production ended. There are approximately 500 T-38’s in active service with the Air Force, which has a program designed to extend the structural life of the T-38 until 2020. In 2001, we were awarded a ten-year contract to build the structural inlets for the T-38 Propulsion Modification Program. At the time, the T-38 contract was the largest in our history, worth an estimated $61 million over the life of the program. The length and size of this program allow us to develop a long-term backlog and establish ourselves as a successful prime contractor for larger and longer term programs. The T-38 contract accounted for 46% of our revenues for 2005.

The balance of our revenue is generated from various smaller contract awards on assorted aircraft, including the MH-60S helicopter and the E-3 AWACS jet.

Sales and Marketing

We obtain all of our military contracts for our products and services through the process of competitive bidding. While historically the majority of our contracts have been valued below $200,000, we successfully have competed for and have been awarded significantly larger contracts. Our average sales cycle, which generally commences at the time a prospective customer issues a request for proposal and ends upon delivery of the final product to the customer, typically ranges from six to 18 months. Our military customers have included Defense Supply Center Richmond, Wright-Patterson Air Force Base (AFB), Warner Robins AFB, Tinker AFB, NAVICP, Hill AFB, U.S. Army and Redstone. Our commercial customers have included Boeing, B.F. Goodrich (Rohr), Northrop Grumman, Lockheed Martin, Nordam, Shinmaywa and Derco.

We use third party service providers to help locate small government contracts that are regularly posted by the various defense logistic agencies. The service providers screen contracts according to criteria we establish and forward matching contracts to us. We then view the relevant contracts directly on government websites and select contracts on which we will bid based on how well they fit our core competency. As of March 24, 2006, we had over $350 million in bids outstanding, and we continue to make bids on contracts on a weekly basis. We generally bid on 40 to 50 contracts per week. Over the past three years, we have been awarded approximately 13% of the contracts on which we have bid.

We qualify for small business status because we have fewer than 1,000 employees. The military’s fiscal year 2005 program goals were 23% for small business prime contracting and 43% for subcontracting. During 2005, approximately 50% of the value of our current contracts were awarded to us under this program.

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

The Market

The majority of our parts are sold for use by the U.S. Air Force. Accordingly, the national defense budget and procurement funding decisions drive demand for our business. The U.S. Department of Defense (DoD) budget has been increasing over the past few years. Government spending requirements for procurement, operations and maintenance for 2006 and beyond will continue to be affected by the global war on terrorism through the continued need for military missions and reconstruction efforts in Iraq and Afghanistan and the related fiscal consequences of war. We expect that DoD spending will grow with the overall level of defense spending and we expect to benefit to the extent that such spending is allocated to aircraft modification programs and spending on spare and repair parts.

The DoD recently completed the Congressionally mandated 2006 Quadrennial Defense Review (QDR). The QDR affirms the DoD’s prior commitment to its prior extensive investments in cargo transportability and strategic lift and for maintaining and enhancing this capability by recapitalizing and modernizing its mobility platforms, including the acquisition and modernization of C-5 aircraft, one of our major programs.

Notwithstanding defense budget increases and the DoD’s commitment to maintaining support for aging aircraft, there has been a significant slowdown in government contract awards as well as releases under previously awarded contracts. Faced with the uncertainties of appropriations and timing of contract awards and releases under previously awarded contracts, which we believe have been driven by the uncertainties of war and market and economic trends, we have expanded our activities to include operating as a subcontractor to leading aerospace prime contractors. While the slowdown in government contract awards also has affected these prime contractors, because they are able to bid on and receive contract awards for different programs than we are, we believe that pursuing such opportunities will enable us to access programs that we would not otherwise be able to given our smaller size and resources. By increasing our customer base, we are positioned to take advantage of additional market opportunities and reduce the impact of the slowdown in government contract awards and releases. These subcontracting opportunities have begun to materialize, and we have been awarded some initial subcontracts. We currently have proposals submitted to multiple prime contractors, and while we cannot predict the timing of awards, some of our outstanding proposals are so significant in size that any single award could increase our revenue and net income substantially

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Congress often appropriates funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our backlog as of December 31, 2004 and December 31, 2005, was as follows:

Backlog	December 31, 2004	December 31, 2005
Funded	$23,871,036	$22,218,392
Unfunded	34,931,824	28,291,000
Total	$58,802,860	$50,509,392

Of the total amount of our backlog at December 31, 2005, approximately 99.4% was attributable to government contracts. Approximately $18.6 million (91%) of the funded backlog at December 31, 2005 is expected to be recognized as revenue during 2006.

Although our new contract awards decreased to $16.6 million in 2005, the government has continued to request quotes and our bidding activity and win rate remains at their approximate historical levels, we are currently experiencing a significant slowdown of government procurement. Our reduced backlog is reflective of this general slowdown in overall government ordering.

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

Competition

The markets for our products are highly competitive. We compete with numerous larger, well-established prime contractors engaged in the supply of aircraft parts and assemblies to the military, including Northrop Grumman Corporation, Lockheed Martin Corporation, The Boeing Company, The Nordam Group and Vought Aircraft Industries, Inc. All of these competitors possess significantly larger infrastructures, greater resources and the capabilities to respond to much larger contracts. In certain instances, we also may act as a subcontractor to some of these major prime contractors. We also compete against smaller contractors such as Aerocomponents, Aerospace Engineering and Support, GSE Dynamics, Honeycomb Company of America, Alton Iron Works, B&B Devices and Precision Manufacturing.

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

Government Contract Compliance

Our government contracts are subject to the procurement rules and regulations of the United States government. Many of the contract terms are dictated by these rules and regulations. Specifically, cost-based pricing is determined under the Federal Acquisition Regulations (FAR), which provide guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. Government contracts. For example, costs such as those related to charitable contributions, advertising, interest expense, and public relations are unallowable, and therefore not recoverable through sales. During and after the fulfillment of a government contract, we may be audited in respect of the direct and allocated indirect costs attributed thereto. These audits may result in adjustments to our contract costs. Additionally, we may be subject to U.S. government inquiries and investigations because of our participation in government procurement. Any inquiry or investigation can result in fines or limitations on our ability to continue to bid for government contracts and fulfill existing contracts.

We believe that we are in substantial compliance with all federal, state and local laws and regulations governing our operations and have obtained all material licenses and permits required for the operation of our business.

Insurance

We maintain a $2 million general liability insurance policy, a $10 million products liability insurance policy, and a $5 million umbrella liability insurance policy. Additionally, we maintain a $5 million director and officers’ insurance policy. We believe this coverage is adequate for the types of products presently marketed because of the strict inspection standards imposed on us by our customers before they take possession of our products. Additionally, the Federal Acquisition Regulations generally provide that we will not be held liable for any loss of or damage to property of the government that occurs after the government accepts delivery of our products and that results from any defects or deficiencies in our products unless the liability results from willful misconduct or lack of good faith on the part of our managerial personnel.

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

Employees

As of March 24, 2006, CPI Aero had 72 full-time employees. We employ temporary personnel with specialized disciplines on an as-needed basis. None of our employees is a member of a union. We believe that our relations with our employees are good.

Item 1A.     RISK FACTORS

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

We are a supplier, either directly or as a subcontractor, to the U.S. government and its agencies, principally the U.S. Air Force. 96% of revenue for 2005, 99% of revenue for 2004 and 98% of our revenue for 2003 were derived from government contract sales. Two of our contracts, for the T-38 ‘‘Talon’’ and the C-5, accounted for 46% and 25% of our revenue for 2005, respectively. We depend on these government contracts for most of our business. If we are suspended or barred from contracting with the U.S. government, if our reputation or relationship with individual federal agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially adversely affected.

We face risks relating to government contracts.

There are inherent risks in contracting with the U.S. government, including risks that are peculiar to the defense industry, which could have a material adverse effect on our business, prospects, financial condition and operating results. All contracts with the U.S. government contain provisions and are subject to laws and regulations that give the government rights and remedies not typically found in commercial contracts, including rights that allow the government to:

•	terminate contracts for convenience in whole or in part at any time;

•	reduce or modify contracts or subcontracts if its requirements or budgetary constraints change;

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	adjust contract costs and fees on the basis of audits completed by its agencies;

•	claim rights in products and systems produced by us;

•	suspend or bar us from doing business with U.S. government; and

•	control or prohibit the export of our products.

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

We obtain many of our U.S. government contracts through a competitive bidding process. In the bidding process, we face the following risks:

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

If our subcontractors or suppliers fail to perform their contractual obligations, our prime contract performance and our ability to obtain future business could be materially and adversely impacted.

Many of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services that we must provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontract, our failure to extend existing task orders or issue new task orders under a subcontract, or our hiring of personnel of a subcontractor. A failure by one or more of our subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer eliminating our ability to progress bill or terminating our contract for default. A prohibition on progress billing may have an adverse effect upon our profitability and a default termination could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. In addition, a delay in our ability to obtain components and equipment parts from our suppliers may affect our ability to meet our customers’ needs and may have an adverse effect upon our profitability.

We utilize the percentage of completion method of accounting which involves considerable use of estimates in determining revenues, costs and profits and in assigning amounts to accounting periods.

We recognize revenue from our contracts over the contractual period under the percentage-of-completion (POC) method of accounting. Under the POC method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned ‘‘Costs and estimated earnings in excess of billings on uncompleted contracts.’’ Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned ‘‘Billings in excess of costs and estimated earnings on uncompleted contracts.’’ Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period the change becomes known. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by us during any reporting period. We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however, we cannot assure you that our estimates will be accurate. If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods. Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to pay taxes until the reported earnings materialize to actual cash receipts.

If the contracts associated with our backlog were terminated, our financial condition would be adversely affected.

The maximum contract value specified under each government contract that we enter into is not necessarily indicative of the revenues that we will realize under that contract. Because we may not receive the full amount we expect under a contract, we may not accurately estimate our backlog because the actual accrual of revenues on programs included in backlog may never occur or may change. Cancellations of pending contracts or terminations or reductions of contracts in progress could have a material adverse effect on our business, prospects, financial condition or results of operations. As of December 31, 2005, our backlog was $50.5 million, of which 44% was funded and 56% was unfunded.

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

Item 1B.     UNRESOLVED STAFF COMMENTS

Not Applicable

Item 2. DESCRIPTION OF PROPERTY

CPI Aerostructures’ executive offices and production facilities are situated in an approximate 60,000 square foot building located at 60 Heartland Blvd., Edgewood, New York 11717. CPI Aerostructures occupies this facility under a ten-year lease that commenced in January 2005. The current monthly base rent is $32,703, plus real estate taxes. Our base rent increases at 3% per year through 2014. We believe that our facilities are adequate for our current needs.

Item 3. LEGAL PROCEEDINGS

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are listed on the American Stock Exchange under the symbol CVU. The following table sets forth for 2004 and 2005, the high and low sales prices of our common shares for the periods indicated, as reported by the American Stock Exchange.

Period	High	Low
2004
Quarter Ended March 31, 2004	$11.86	$9.45
Quarter Ended June 30, 2004	$11.70	$9.55
Quarter Ended September 30, 2004	$12.02	$8.91
Quarter Ended December 31, 2004	$11.57	$8.65
2005
Quarter Ended March 31, 2005	$11.66	$9.55
Quarter Ended June 30, 2005	$10.14	$8.80
Quarter Ended September 30, 2005	$10.35	$8.90
Quarter Ended December 31, 2005	$10.10	$9.14

On March 24, 2006, the closing sale price for our common shares on the American Stock Exchange was $9.85. On March 24, 2006, there were 141 holders of record of our common shares and, we believe, over 2,200 beneficial owners of our common shares.

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

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

We made the following sales of unregistered securities during the three months ended December 31, 2005.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, Terms of Exercise or Conversion
12/6/05	Common Stock	1,975	Common Stock issued under Performance Equity Plan 2000 — no cash consideration received by the Company	4(2)	N/A
12/7/05	Common Stock	1,667	Common stock issued upon exercise of options: $10,452.09 cash consideration received by the Company	4(2)	N/A
12/7/05	Common Stock	15,000	Common stock issued upon exercise of options: $95,250.00 cash consideration received by the Company	4(2)	N/A

ITEM 6.	SELECTED FINANCIAL DATA

Statement of Operations Data:	Years Ended December 31,
	2005	2004	2003	2002	2001
Revenue	$25,526,404	$30,269,030	$27,288,035	$23,999,257	$15,024,027
Cost of sales	19,513,391	19,973,231	18,283,252	16,297,905	10,955,264
Gross profit	6,013,013	10,295,799	9,004,783	7,701,352	4,068,763
Selling, general and administrative expenses	3,342,729	3,424,953	3,177,173	2,691,632	1,479,421
Income from operations	2,670,284	6,870,846	5,827,610	5,009,720	2,589,342
Other (income) expense:
Interest/ other income (expense)	5,463	7,294	16,206	69,233	(1,620)
Interest expense	(18,314)	(8,109)	(148,006)	(510,329)	(155,825)
Gain on extinguishment of debt	—	—	2,431,233	—	—
Total other (income) expense, net	(12,851)	(815)	2,299,433	(441,096)	(157,445)
Income from continuing operations	2,657,433	6,870,031	8,127,043	4,568,624	2,431,897
Gain (loss) on sale of assets held for sale — discontinued operations	—	—	461,235	—	(10,422,816)
Loss from operations of discontinued operations	—	—	—	—	(3,647,200)
Income (loss) before provision for income taxes	2,657,433	6,870,031	8,588,278	4,568,624	(11,638,119)
Provision for income taxes	(1,138,000)	(1,794,000)	(195,000)	(124,000)	—
Net income (loss)	$1,519,433	$5,076,031	$8,393,278	$4,444,624	$(11,638,119)
Basic net income per common share:
Income from continuing operations	$0.28	$0.94	$1.63	$1.63	$0.92
Income (loss) from discontinued operations	—	—	0.09	—	(5.31)
Income (loss) per common share — basic	$0.28	$0.94	$1.72	$1.63	$(4.39)
Diluted net income per common share:
Income from continuing operations	$0.25	$0.83	$1.47	$1.40	—
Income from discontinued operations	—	—	0.09	—
Income per common share — diluted	$0.25	$0.83	$1.56	$1.40	—
Basic weighted average number of shares outstanding	5,422,101	5,386,595	4,872,255	2,721,522	2,653,538
Diluted weighted average number of shares outstanding	6,114,808	6,096,302	5,382,266	3,181,834	—

Balance Sheet Data:	At December 31,
	2005	2004	2003	2002	2001
Cash	$877,182	$1,756,350	$2,794,310	$91,937	$180,578
Costs and estimated earnings in excess of billings on uncompleted contracts	28,389,202	26,030,507	17,449,887	11,382,106	6,967,385
Total current assets	31,458,345	29,609,862	23,399,350	15,202,592	13,372,211
Total assets	32,687,784	30,759,124	23,939,090	15,604,746	13,830,697
Total current liabilities	5,428,429	5,213,460	4,079,976	13,227,018	16,184,868
Working capital (deficiency)	26,029,916	24,396,402	19,319,374	1,975,574	(2,812,657)
Short term debt	87,617	83,144	7,303	8,024,160	11,307,384
Long term debt	42,188	129,276	26,311	40,192	—
Shareholders’ equity (deficiency)	27,162,272	25,416,388	19,832,803	2,337,536	(2,354,171)
Total liabilities and shareholders’ equity	32,687,784	30,759,124	23,939,090	15,604,746	13,830,697

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this Form 10-K and in future filings by us with the Commission, the words or phrases ‘‘will likely result,’’ ‘‘management expects’’ or ‘‘we expect,’’ ‘‘will continue,’’ ‘‘is anticipated,’’ ‘‘estimated’’ or similar expressions are intended to identify ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. As such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in ‘‘Item 1A: Risk Factors’’ and ‘‘Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ included in this Form 10-K. We have no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

You should read the financial information set forth below in conjunction with our financial statements and notes. Except as otherwise indicated, the following discussion does not include the results of operations of Kolar, Inc., which have been reclassified as discontinued operations.

Business Operations

Our operations consist of the design and production of structural aircraft parts principally for the United States Air Force and other branches of the U.S. armed forces. We also provide aircraft parts to the commercial sector of the aircraft industry, but we are not currently pursuing business in this sector.

We compete with other prime contractors to win contracts through a process of competitive bidding. Additionally, we bid on subcontract work to leading aerospace prime contractors. This is a field of opportunity that has opened up to us over the past two years.

After winning a contract, the length of the contract varies but is typically between one and two years for U.S. government contracts (although our T-38 contract and our C-5 TOP contract are for periods of 10 years and 7 years, respectively), and up to 10 years for commercial contracts. Our one commercial contract has an indefinite life. Except in cases where contract terms permit us to bill on a progress basis, we must incur upfront costs in producing assemblies and bill our customers upon delivery. Because of the upfront costs incurred, the timing of our billings and the nature of the percentage-of-completion method of accounting described below, there can be a significant disparity between the periods in which (a) costs are expended, (b) revenue and earnings are recorded and (c) cash is received.

Critical Accounting Policies

Revenue Recognition

We recognize revenue from our contracts over the contractual period under the percentage-of-completion (POC) method of accounting. Under the POC method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned ‘‘Costs and estimated earnings in excess of billings on uncompleted contracts.’’ Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned ‘‘Billings in excess of costs and estimated earnings on uncompleted contracts.’’ Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period the change becomes known. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by us during any reporting period. We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however, we cannot assure you that our estimates will be accurate. If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods. Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to pay taxes until the reported earnings materialize to actual cash receipts.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), ‘‘Share-Based Payment’’, which amends FASB Statement No. 123 and was effective for public companies for interim or annual periods beginning after June 15, 2005. The new standard requires us to expense employee stock options and other share-based payments. We will value our stock option expense using the Black-Scholes options pricing model.

Results of Operations

Year Ended December 31, 2005 as Compared to the Year Ended December 31, 2004

Revenue. Our revenue for the year ended December 31, 2005 was $25,526,404 compared to $30,269,030 for 2004, representing a decrease of $4,742,626 or 16%. This decrease was due to fewer contracts in 2005 as compared to 2004 and a less favorable product mix.

Gross profit. Gross profit for the year ended December 31, 2005 was $6,013,013, compared to $10,295,799 for 2004, a decrease of $4,282,786 or 42%. Gross profit as a percentage of revenue for the year ended December 31, 2005 was 24% compared to 34% for December 31, 2004. Gross profit percentage declined for a number of reasons, including rework costs related to a first article rejection, increased factory overhead related to our move to new, larger facilities and related utility and maintenance costs, and higher indirect labor costs. The increased level of factory overhead and indirect labor have been maintained in anticipation of releases on contracts, including the C-5 TOP contract, that we already have been awarded and the receipt of any additional awards on some of our major outstanding bids. If these events are not forthcoming, we plan on reassessing this position.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2005 were $3,342,729, compared to $3,424,953 for 2004, a decrease of $82,224, or 2%. This decrease reflects a decrease of approximately $240,000 in officers’ bonuses, offset by an increase in expenses related to our efforts to sell to prime contractors.

Income from operations. Income from operations for the year ended December 31, 2005 was $2,670,284 compared to income from operations of $6,870,846 for the year ended December 31, 2004, a decrease of $4,200,562, or 61%. The decrease was due to the decrease in gross profit decribed earlier and increases in expenses related to our efforts to sell to prime contractors.

Interest Expense. Interest expense for the year ended December 31, 2005 was $18,314, compared to $8,109 for 2004, an increase of $10,205, or 126%. Interest expense is considered immaterial to our operations in both 2005 and 2004.

Income from continuing operations. Income from continuing operations for the year ended December 31, 2005 was $2,657,433 compared to income from continuing operations for the year ended December 31, 2004 of $6,870,031, a decrease of $4,212,598, or 61%. The decrease was due to the decrease in gross profit described earlier and increases in expenses related to our efforts to sell to prime contractors. The 2005 results include income taxes computed at an effective tax rate of 43% compared to 26% for 2004. The increase was the result of us utilizing our remaining state net operating loss carryforward at the beginning of 2005 and utilizing all of our federal net operating loss carry forward in 2004. Basic income per share for the year ended December 31, 2005 was $0.28 on an average of 5,422,101 shares outstanding, compared to $0.94 per share from continuing operations on an average of 5,386,595 shares outstanding for the year ended December 31, 2004.

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

Liquidity and Capital Resources

General

At December 31, 2005, we had working capital of $26,029,916 compared to $24,396,402 at December 31, 2004, an increase of $1,633,514, or 7%.

Cash Flow

A large portion of our cash is used in paying for materials and processing costs associated with contracts that are in process and which do not provide for progress payments. Additionally, contracts that permit us to bill on a progress basis must be classified as ‘‘on time’’ for us to apply for progress payments. Due to some delays in deliveries from three of our approximately 100 vendors, we are presently late on two of our contracts, which precludes us from applying for progress payments on these contracts. During the year ended December 31, 2005, we incurred approximately $2,358,000 of costs related to contracts in excess of the amounts that we were permitted to bill on such contracts. These costs are components of ‘‘Costs and estimated earnings in excess of billings on uncompleted contracts’’ on our balance sheet and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms.

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

JP Morgan Chase Credit Facility

In September 2003, we entered into a three-year, $5 million revolving credit facility with JP Morgan Chase Bank, secured by our assets. The facility specifies interest rates that range between the

Prime Rate and 225 basis points over LIBOR, depending on certain terms and conditions. The facility requires us to maintain specified levels of working capital and other financial ratios as defined. At December 31, 2005, we were in compliance with all the covenants related to this facility. As of December 31, 2005, we had not borrowed any funds pursuant to this facility. The Company’s line of credit with JPMorgan Chase expires in September 2006. We anticipate either extending the line or securing a new line of credit prior to September 2006.

We believe that our existing resources, together with the availability under our credit facility, will be sufficient to meet our current working capital needs for at least the next 12 months.

Contractual Obligations

The table below summarizes information about our contractual obligations as of December 31, 2005 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

	Payments Due By Period ($)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-Term Debt	-0-	-0-	-0-	-0-	-0-
Capital Lease Obligations	129,805	87,617	42,188	-0-	-0-
Operating Leases	3,923,955	386,250	807,610	856,794	1,873,301
Employment Agreement Compensation**	1,329,020	895,870	433,150	-0-	-0-
Total Contractual Cash Obligations	5,382,780	1,369,737	1,282,948	856,794	1,873,301

** The employment agreements provide for bonus payments that are excluded from these amounts.

Inflation

Inflation historically has not had a material effect on our operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Financial Statements

This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures was made as of December 31, 2005 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, we concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 as a result of the material weakness in our internal control over financial reporting described below.

In the process of conducting our audit for the year ended December 31, 2005, J.H. Cohn LLP, our independent registered public accounting firm (‘‘JHC’’), identified that (i) costs incurred, revenue recognized and billings to the customer on certain contracts during the year ended December 31, 2005 were not recognized properly due to an error made during our conversion from a manual accounting system to MAPICS, an enterprise-wide electronic processing system, and that (ii) there had been a misapplication of percentage of completion accounting with respect to our commercial contract. Our internal control over reviewing and recording revenue recognition did not detect this error.

As part of the communications by JHC with our audit committee with respect to JHC’s audit procedures for the year ended December 31, 2005, JHC informed the audit committee that these deficiencies constituted a material weakness under standards established by the Public Company Accounting Oversight Board, or PCAOB. However, JHC confirmed to the audit committee that they would still be able to rely on their previously completed interim review of our financial statements.

In order to remediate this material weakness, our senior management will monitor all costs and control total amounts generated through the MAPICS system that relate to billings and expenses and cross check such amounts to the general ledger and the applicable master job cost sheet. These remedial actions have not been in place long enough to have been tested and will be assessed for their adequacy on a continuous basis.

Except as described above, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors and executive officers are as follows:

Name	Age	Position
Eric Rosenfeld (1)(2)(4)	48	Chairman of the Board of Directors (non-executive)
Edward J. Fred (1)	47	Chief Executive Officer, President and Director
Arthur August (1)	71	Chairman Emeritus and Director
Vincent Palazzolo	42	Chief Financial Officer
Walter Paulick (2)(3)(4)	59	Director
Kenneth McSweeney (2)(3)(4)	74	Director
A. C. Providenti (3)	68	Director
Key Employee
Frank Funicelli	63	Senior Vice President, Business Development

(1)	Member of strategic planning committee.

(2)	Member of compensation committee.

(3)	Member of audit committee.

(4)	Member of nominating committee.

Eric Rosenfeld has been the non-executive chairman of our board of directors since January 2005 and a director and chairman of our strategic planning committee since April 2003. Mr. Rosenfeld has been the president and chief executive officer of Crescendo Partners, L.P., a New York-based investment firm, since its formation in November 1998. Prior to forming Crescendo Partners, Mr. Rosenfeld had been managing director at CIBC Oppenheimer and its predecessor company Oppenheimer & Co., Inc. for fourteen years. He was also chairman of the board of Spar Aerospace Limited, a company that provides repair and overhaul services for aircraft and helicopters used by governments and commercial airlines, from May 1999 through November 2001, until its sale to L-3 Communications. Since April 2004, Mr. Rosenfeld also has been chairman, president and chief executive officer of Arpeggio Acquisition Corporation, a company that has entered into a merger agreement with Hill International, Inc., a construction management firm. He is also a director of Sierra Systems Group, Inc., a Toronto Stock Exchange-listed information technology, management consulting and systems integration firm based in Canada; a director of Emergis Inc., a Toronto Stock Exchange-listed company that enables the electronic processing of transactions in the finance and healthcare industries, the chairman of Computer Horizons Corp., a Nasdaq-listed company that provides information technology services to corporations. He was also a director of Geac Computer Corporation Limited which was a Toronto Stock Exchange and Nasdaq-listed company until its acquisition by Golden Gate Capital in March, 2006. Mr. Rosenfeld recently served as a director of AD OPT Technologies Inc., which was a Toronto Stock Exchange-listed company until it was acquired by Kronos Inc. in November 2004. Mr. Rosenfeld recently served as a director and head of the special committee of Pivotal Corporation, a Canadian based customer relations management software company that was sold to chinadotcom in February 2004. Mr. Rosenfeld is a regular guest lecturer at Columbia Business School and he is a member of the faculty at the Directors College. He has served on numerous panels at Queen’s University Business Law School Symposia, McGill Law School and the World Presidents’ Organization. He also has been a regular guest host on CNBC. Mr. Rosenfeld received an M.B.A. from Harvard University and an A.B. degree in economics from Brown University.

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

Vincent Palazzolo has been our chief financial officer since May 2004. From December 2003 to May 2004, he was employed by J. H. Cohn LLP as an audit partner. From 1988 through November 2003, Mr. Palazzolo was employed by Goldstein Golub Kessler LLP (‘‘GGK’’), where he was an audit partner from September 1999 through November 2003. While employed by GGK, from September 1999 to November 2003, Mr. Palazzolo also served as a managing director of American Express Tax and Business Services, Inc. Mr. Palazzolo holds a Bachelor of Business Administration in Accounting from Hofstra University is a certified public accountant and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

Walter Paulick has been a director since April 1992 and chairman of our nominating committee since March 2004. Mr. Paulick is currently a self-employed development consultant. From 1982 to November 1992, Mr. Paulick was a vice president of Parr Development Company, Inc., a real estate development company. From 1980 to 1982, Mr. Paulick was employed by Key Bank, where he last held the position of vice president. From 1971 to 1980, Mr. Paulick was a vice president of National Westminster U.S.A. Mr. Paulick holds an associate degree in Applied Science from Suffolk Community College and Bachelor of Business Administration from Dowling College.

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

A. C. Providenti has been a director and chairman of our audit committee since February 2003. Since 1984, Mr. Providenti has served as president of A.C. Providenti & Associates, Ltd., a consulting and strategic advisory firm. From 1977 to 1984, Mr. Providenti served as senior vice president for finance and administration and as an executive committee member for Northville Industries Corp., a multinational petroleum storage, trading and distribution company. Mr. Providenti holds a Bachelor’s degree in Accounting from St. Francis College and a Masters of Business Administration from Fordham University.

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

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the second class of directors (Class II), consisting of Walter Paulick and Eric Rosenfeld, will expire at our annual meeting in 2006. The term of office of the third class of directors (Class III), consisting of Arthur August and Edward J. Fred, will expire at our annual meeting in 2007. The term of office of the first class of directors (Class I), consisting of Kenneth McSweeney and A.C. Providenti, will expire at our annual meeting in 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2005, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Audit Committee Financial Expert

Currently, our audit committee is comprised of Walter Paulick, Kenneth McSweeney and A.C. Providenti, with Mr. Providenti serving as the chairman of the audit committee. The board of directors believes that Mr. Providenti is an ‘‘audit committee financial expert’’ (as defined in Regulation 229.401(h) of Regulation S-K). The board of directors also believes that Mr. Providenti would be considered an ‘‘independent’’ director under Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.

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

Item 11.    EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to us during the fiscal years ended December 31, 2005, 2004 and 2003, by our chief executive officer and our other executive officers whose total compensation exceeded $100,000 during the year ended December 31, 2005 (‘‘Named Executive Officers’’).

Name and Principal Position	Year	Salary	Bonus	Long-Term Compensation Securities Underlying Options/SARs (#)
Edward J. Fred	2005	$250,706	-0-	-0-
Chief Executive Officer	2004	$243,908	$203,041	-0-
President	2003	$228,242	$174,800	-0-
Vincent Palazzolo	2005	$172,351	-0-	-0-
Chief Financial Officer(1)	2004	$110,485	$31,725	50,000
	2003	-0-	-0-	-0-

(1)	Mr. Palazzolo became employed as our chief financial officer on May 17, 2004 at an annual base salary of $175,000.

Option Grants in 2005

We did not grant any options to employees in the fiscal year ended December 31, 2005.

Aggregated Option Exercises and Fiscal Year End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2005 Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options At December 31, 2005($) Exercisable/ Unexercisable(1)
Edward J. Fred	-0-	-0-	398,334/0	$2,645,286/0
Vincent Palazzolo	-0-	-0-	50,000/0	$0/0

(1)	These values are based on the difference between the closing sale price of our common stock on December 31, 2005 of $9.94 and the exercise price of the options.

Employment Agreements

Edward J. Fred

In February 2005, we entered into an amended and restated employment agreement with Edward J. Fred, which provides for Mr. Fred to serve as our President and Chief Executive Officer until December 31, 2007. Mr. Fred’s annual base salary was $252,000 for 2005 and increased to $267,120 on January 1, 2006 and will increase to $283,150 on January 1, 2007. In addition, Mr. Fred is eligible to receive an annual bonus. However, for the year ended December 31, 2005, Mr. Fred did not receive a bonus. Mr. Fred’s annual bonus is calculated based on changes in our revenues and earnings before interest, taxes, depreciation and amortization (‘‘EBITDA’’) from the prior year. 25% of the bonus amount is determined by revenues and 75% by EBITDA. To the extent that a 10% annual increase in revenues and EBITDA from the prior year is achieved, Mr. Fred is entitled to a target annual bonus equal to 65% of his annual base salary. Should the revenue and/or EBITDA levels fall short of or exceed a 10% increase from the prior year, Mr. Fred’s bonus will decrease or increase by predetermined percentages. If there is more than a 15% annual decrease in EBITDA or revenues, no EBITDA bonus or revenue bonus will be paid. If there is an annual increase of 100% or more in EBITDA or revenues, Mr. Fred’s EBITDA bonus or revenue bonus will be 75% more than the target annual bonus. Both bonuses will be adjusted pro rata if EBITDA and/or revenues fall in between two designated percentages. The first $140,000 of bonus will be paid in cash and the balance will be paid half in cash and half in shares of our common stock. The shares of common stock will be valued at the average of the last sale prices of the common stock for five consecutive trading days ending two trading days before issuance. Mr. Fred’s annual bonus for the years ending December 31, 2006 and 2007 will be calculated in the same manner as the December 31, 2005 bonus was calculated. Pursuant to the terms of Mr. Fred’s employment agreement, if a change of control (as such term is defined in the agreement) occurs prior to a termination by us without ‘‘cause’’ or by Mr. Fred for ‘‘good reason’’ (as such terms are defined in the agreement), we must pay him a lump sum equal to three times the total compensation (including salary and bonus) earned by him during the last full calendar year of his employment. Mr. Fred also has agreed not to compete with us during the term of his employment and for two years thereafter.

Arthur August

Under the terms of Mr. August’s employment agreement, as amended, effective January 2005, he became our chairman emeritus and will serve in that position until December 31, 2006 and receive an annual base salary of $60,000. For the year ended December 31, 2004, Mr. August received an annual bonus equal to 2% of our consolidated net income. Mr. August was not entitled to receive any bonus for the year ended December 31, 2005 and is not entitled to receive a bonus for the year ending December 31, 2006. Mr. August is required to devote only such time to our business as he, in his sole discretion, deems necessary. Pursuant to the terms of Mr. August’s employment agreement, if a change of control (as such term is defined in the agreement) occurs prior to a termination by us without ‘‘cause’’ or by Mr. August for ‘‘good reason’’ (as such terms are defined in the agreement), we must pay him a lump sum equal to three times the total compensation (including salary and bonus) earned by him during the last full calendar year of his employment. Mr. August has agreed not to compete with us during the term of his employment and for five years thereafter. As consideration for his agreement not to compete with us for an extended period of time, we agreed to pay Mr. August $300,000 in five, equal annual installments of $60,000 commencing on January 1, 2007.

Vincent Palazzolo

In February 2005, we entered into an amended and restated employment agreement with Vincent Palazzolo, which provides for Mr. Palazzolo to serve as our Chief Financial Officer until December 31, 2006. Mr. Palazzolo’s annual base salary was $175,000 until July 31, 2005 and then increased to $183,750 on August 1, 2005. In addition, Mr. Palazzolo is eligible to receive an annual bonus. However, for the year ended December 31, 2005, Mr. Palazzolo did not receive a bonus. Mr. Palazzolo’s annual bonus is calculated based on changes in our revenues and EBITDA from the prior year. 25% of the bonus amount is determined by revenues and 75% by EBITDA. To the extent that a 10% annual increase in revenues and EBITDA from the prior year is achieved, Mr. Palazzolo will be entitled to a target annual bonus equal to 45% of his annual base salary. Should the revenue and/or EBITDA levels fall short of or exceed a 10% increase from the prior year, Mr. Palazzolo’s bonus will decrease or increase by predetermined percentages. If there is more than a 15% annual decrease in EBITDA or revenues, no EBITDA bonus or revenue bonus will be paid. If there is an annual increase of 100% or more in EBITDA or revenues, Mr. Palazzolo’s EBITDA bonus or revenue bonus will be 75% more than the target annual bonus. Both bonuses will be adjusted pro rata if EBITDA and/or revenues fall in between two designated percentages. The first $75,000 of bonus will be paid in cash and the balance will be paid half in cash and half in shares of our common stock. The shares of common stock will be valued at the average of the last sale prices of the common stock for five consecutive trading days ending two trading days before issuance. Mr. Palazzolo’s annual bonus for the year ending December 31, 2006 will be calculated in the same manner as the December 31, 2005 bonus was calculated. Pursuant to the terms of Mr. Palazzolo’s employment agreement, if a change of control (as such term is defined in the agreement) occurs prior to a termination by us without ‘‘cause’’ or by Mr. Palazzolo for ‘‘good reason’’ (as such terms are defined in the agreement), Mr. Palazzolo may elect to receive a lump sum equal to $50,000 within 10 days of such election in lieu of his compensation and benefits under the employment agreement. Mr. Palazzolo also has agreed not to compete with us during the term of his employment and for two years thereafter.

Compensation Arrangements for Directors

Each of our non-employee directors receives an annual cash fee of $10,000 (payable quarterly) and is granted options to purchase 10,000 common shares on April 1st of each year. The chairman of the audit committee receives an additional annual cash fee of $20,000 (payable quarterly) and is granted an additional 20,000 options on April 1st of each year and the chairman of the strategic planning committee receives an additional cash fee of $10,000 payable quarterly. The chairman of the board receives an additional cash fee of $40,000 (payable quarterly) and is granted an additional 25,000 options on January 1st of each year. Our directors will continue to be reimbursed for the reasonable expenses they incur in attending meetings.

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

Stock Options

Performance Equity Plan 2000

The Performance Equity Plan 2000 authorizes the grant of 1,230,000 stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options, and other stock based awards. As of December 31, 2005, options to purchase an aggregate of 860,000 common shares had been granted under this plan, of which 750,750 options remain outstanding at exercise prices ranging from $1.20 to $10.24 per share. As of March 24, 2006, options to purchase 373,025 common shares remain available for grant.

1998 Performance Equity Plan

The 1998 Performance Equity Plan authorizes the grant of 463,334 stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options, and other stock based awards. As of December 31, 2005, options to purchase an aggregate of 546,002 common shares had been granted, of which 208,334 remain outstanding at exercise prices ranging from $2.53 to $11.31 per share. As of March 24, 2006, options to purchase 666 common shares remain available for grant.

1995 Stock Option Plan

The 1995 Employee Stock Option Plan authorizes the grant of 200,000 stock options and stock appreciation rights. As of December 31, 2005, options to purchase an aggregate of 419,000 common shares had been granted, of which 155,001 remain outstanding at exercise prices ranging from $6.27 to $10.48 per share. As of March 24, 2006, options to purchase 285 additional common shares remain available for grant.

1992 Employee Stock Option Plan

The 1992 Employee Stock Option Plan authorized the grant of 83,334 options, all of which have been granted and 41,002 shares remain outstanding at exercise prices ranging from $2.59 to $6.27 per share. No more shares may be granted under this plan.

Other Options and Warrants

On February 19, 2003, we issued to EarlyBirdCapital, Inc. (and its designees) five-year warrants to purchase an aggregate of 200,000 common shares as compensation for acting as underwriter for our February 2003 public offering. The exercise price of the warrants is $4.40 per share. As of December 31, 2005, warrants to purchase 5,000 common shares had been exercised.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table and accompanying footnotes set forth certain information as of March 24, 2006, with respect to the ownership of our common shares by:

•	each person or group who beneficially owns more than 5% of our common shares;

•	each of our directors;

•	each of our Named Executive Officers; and

•	all of our directors and executive officers as a group.

A person is deemed to be the beneficial owner of securities that can be acquired by the person within 60 days of March 24, 2006 upon the exercise of warrants or options. Accordingly, common shares issuable upon exercise of options and warrants that are currently exercisable or exercisable within 60 days of March 24, 2006 have been included in the table with respect to the beneficial ownership of the person owning the options or warrants, but not with respect to any other persons.

Name and Address of Beneficial Owner	Shares Beneficially Owned(1)		Percent of Class(2)
Edward J. Fred(3)	403,434	(4)	6.9%
Arthur August(3)	604,419	(5)	10.4%
Vincent Palazzolo(3)	50,000	(6)	*
Walter Paulick(3)	35,000	(7)	*
Kenneth McSweeney(3)	38,334	(8)	*
A. C. Providenti(3)	70,000	(9)	1.3%
Eric Rosenfeld c/o Crescendo Partners 10 East 53rd Street, 36th floor New York, NY 10022	1,004,334	(10)	18.2%
Midwood Capital Management, LLC One Washington Mall, 8th Floor Boston, MA 02108	483,750	(11)	8.9%
Rutabaga Capital Management 64 Broad Street, 3rd Floor Boston, MA 02109	580,300	(12)	10.7%
All directors and executive officers as a group (seven persons)	2,205,521	(12)	34.0%

*	Less than 1%.

(1)	Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them, subject to community property laws, where applicable.

(2)	There are 5,447,042 shares currently issued and outstanding. Each person beneficially owns a percentage of our outstanding common shares equal to a fraction, the numerator of which is the number of common shares held by such person plus the number of common shares that he can acquire within 60 days of March 24, 2006 upon the exercise or conversion of options, warrants or convertible securities and the denominator of which is 5,447,042 (the number of common shares currently outstanding) plus the number of shares he can so acquire during such 60-day period.

(3)	Unless otherwise noted, the business address of each of the following persons is c/o CPI Aerostructures, Inc., 60 Heartland Blvd., Edgewood, New York 11717.

(4)	Includes 398,334 common shares that Mr. Fred has the right to acquire upon exercise of options.

(5)	Includes (a) 385,000 common shares that Mr. August has the right to acquire upon exercise of options and (b) 3,000 common shares are owned by Mr. August’s wife. Excludes an aggregate of 3,034 common shares owned by Mr. August’s adult children, all of which shares Mr. August disclaims beneficial ownership.

(6)	Includes common shares that Mr. Palazzolo has the right to acquire upon exercise of options.

(7)	Represents common shares that Mr. Paulick has the right to acquire upon exercise of options. Does not include 10,000 common shares underlying options that will be granted to Mr. Paulick on April 1, 2006.

(8)	Includes 25,000 common shares that Mr. McSweeney has the right to acquire upon exercise of options. Does not include 10,000 common shares underlying options that will be granted to Mr. McSweeney on April 1, 2006.

(9)	Represents common shares that Mr. Providenti has the right to acquire upon exercise of options. Does not include an aggregate of 30,000 common shares underlying options that will be granted to Mr. Providenti on April 1, 2006.

(10)	Represents (a) 46,000 common shares beneficially owned as joint tenants by Mr. Rosenfeld and his wife; (b) 883,334 shares held by Crescendo Partners II, L.P. Series L (‘‘Crescendo Partners II’’); and (c) 75,000 common shares that Mr. Rosenfeld has the right to acquire upon exercise of options. Mr. Rosenfeld is the senior managing member of the sole general partner of Crescendo Partners II. Mr. Rosenfeld disclaims beneficial ownership of the shares held by Crescendo Partners II, except to the extent of his pecuniary interest therein. Does not include 10,000 common shares underlying options that will be granted to Mr. Rosenfeld on April 1, 2006.

(11)	Represents (a) 231,324 common shares held by Midwood Capital Partners, L.P. (‘‘LP’’) and (b) 252,426 common shares held by Midwood Capital Partners QP, L.P. (‘‘QP’’ and together with LP, the ‘‘Funds’’). Midwood Capital Management LLC (‘‘Capital’’) is the sole general partner of the Funds and, as such, has the sole authority to vote and dispose of all of the common shares held by the Funds. David E. Cohen and Ross D. DeMont are the managers of Capital and as such, have shared authority to vote and dispose of all of the common shares held by the Funds. The foregoing information was derived from an Amendment to Schedule 13G filed with the Securities and Exchange Commission on March 21, 2006.

(12)	The information with respect to Rutabaga Capital Management is derived from a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2006.

(13)	Includes an aggregate of 1,038,334 common shares that Messrs. Fred, August, Palazzolo, Paulick, McSweeney, Providenti and Rosenfeld have the right to acquire upon exercise of outstanding options.

Equity Compensation Plan Information

The following table sets forth certain information at December 31, 2005 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	1,155,087	$4.89	373,976
Equity Compensation Plans Not Approved by Security Holders(1)	195,000	$4.40	-0-

(1)	See ‘‘Stock Options — Other Options and Warrants’’ description above.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning employment agreements with, compensation of, and stock options granted to our executive officers and directors, see ‘‘Item 10. Executive Compensation.’’

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees

	2005	2004
Audit Fees(1)	$144,000	$125,000
Audit Related Fees	—	—
Tax Fees(2)	24,922	20,600
All Other Fees(3)	9,926	31,500
Total	$178,848	$177,100

(1)	Represents the aggregate fees billed for professional services rendered by our principal accountants for the audits of our annual financial statements for the years ended December 31, 2005 and December 31, 2004 and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those periods.

(2)	Represents the aggregate fees billed for professional services rendered by our principal accountants for the preparation of our federal and state income tax returns for the years ended December 31, 2005 and 2004.

(3)	Represents the aggregate fees billed for other professional services rendered by our principal accountants, including the audit of our 401 (K) profit sharing plan and out of pocket expenses.

Audit Committee Pre-Approval Policies and Procedures

In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountants to render audit or non-audit services, the engagement is approved by our audit committee. Our audit committee approved all of the fees referred to in the sections entitled ‘‘Audit Fees,’’ ‘‘Audit-Related Fees,’’ ‘‘Tax Fees’’ and ‘‘All Other Fees’’ above.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Name of Exhibit	No. in Document
1.1	Form of Underwriting Agreement between EarlyBirdCapital, Inc. and the Company, dated February 12, 2003. (9)	1.1
3.1	Certificate of Incorporation of the Company, as amended. (1)	3.1
3.1(a)	Certificate of Amendment of Certificate of Incorporation filed on July 14, 1998.(3)	3.1(a)
3.2	Amended and Restated By-Laws of the Company.(12)	3.2
4.7	Form of Warrant issued to designees of EarlyBirdCapital, Inc., dated February 19, 2003.(11)	4.7
10.1	1992 Stock Option Plan.(1)	10.3
10.2	1995 Employee Stock Option Plan.(2)	10.4
10.3	Form of military contract.(1)	10.7
10.4	Asset Purchase Agreement, dated September 9, 1997 by and among Kolar Machine, Inc., a New York corporation, Daniel Liguori, the Company and Kolar, Inc., a Delaware corporation and wholly-owned subsidiary of the Company.(5)	10.19
10.5	1998 Performance Equity Plan.(3)	10.28
10.6	Performance Equity Plan 2000.(4)	10.29
10.6.1	Amendment to Performance Equity Plan 2000(16)	10.6.1
*10.7	Stock Option Agreement, dated August 14, 2001, between Edward J. Fred and the Company.(5)	10.35
*10.8	Stock Option Agreement, dated August 14, 2001, between Arthur August and the Company.(6)	10.36
*10.9	Employment Agreement, dated August 14, 2001, between Edward J. Fred and the Company.(7)	10.38
*10.10	Employment Agreement, dated August 14, 2001, between Arthur August and the Company.(7)	10.39
10.11	Auction Sale Agreement among Kolar, Inc., JP Morgan Chase and JP Morgan Leasing, Inc., dated January 10, 2002.(8)	10.40
*10.12	Stock Option Agreement between the Company and Arthur August, dated June 18, 2002.(9)	10.55
*10.13	Stock Option Agreement between the Company and Edward J. Fred, dated June 18, 2002.(10)	10.56
10.14	Form of Merger & Acquisition Agreement, between EarlyBirdCapital, Inc. and the Company.(11)	10.26
10.15	Registration Rights Agreement between the Company and Chemical Investments dated February 26, 2002, as assigned to Crescendo Partners, II.(11)	10.27

Exhibit Number	Name of Exhibit	No. in Document
10.15.1	Schedule of Omitted Document in the form of Exhibit 10.16, including material detail in which such document differs from Exhibit 10.16.(11)	10.27.1
*10.16	Letter Agreement Amending Employment Agreement between Edward J. Fred and the Company, dated December 12, 2002(11)	10.28
*10.17	Letter Agreement Amending Employment Agreement, between Edward J. Fred and the Company, dated January 1, 2003.(11)	10.29
*10.18	Letter Agreement Amending Employment Agreement between Arthur August and the Company, dated January 1, 2003(11)	10.30
*10.19	Stock Option Agreement between Vincent Palazzolo and the Company dated as of May 17, 2004(12)	10.22
*10.20	Amended and Restated Employment Agreement between Edward J. Fred and the Company, dated February 7, 2005.(13)	10.23
*10.21	Amended and Restated Employment Agreement between Vincent Palazzolo and the Company, dated February 7, 2005.(13)	10.24
*10.22	Letter Agreement Amending Employment Agreement between Arthur August and the Company, dated as of December 1, 2005.(14)	10.23
14	Code of Business Conduct and Ethics(15)	14
**21	Subsidiaries of the Registrant.
**23.1	Consent of J.H. Cohn LLP
**23.2	Consent of Goldstein Golub Kessler LLP
**31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
**31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
**32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management compensation contract or arrangement.

**	Filed herewith.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-49270) declared effective on September 16, 1992 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for year ended December 31, 1995 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

(5)	Filed as an exhibit to Schedule 13D filed on behalf of Edward J. Fred on October 19, 2001 and incorporated herein by reference.

(6)	Filed as an exhibit to Schedule 13D filed on behalf of Arthur August on October 19, 2001 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated January 22, 2002, as amended, and incorporated herein by reference.

(9)	Filed as an exhibit to Schedule 13D filed on behalf of Arthur August on July 12, 2002 and incorporated herein by reference.

(10)	Filed as an exhibit to Schedule 13D filed on behalf of Edward J. Fred on July 12, 2002 and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-101902) declared effective on February 12, 2003 and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated May 24, 2004 and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated February 7, 2005 and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 1, 2005 and incorporated herein by reference.

(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated May 24, 2005 and incorporated herein by reference.

CPI AEROSTRUCTURES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
CPI Aerostructures, Inc.

We have audited the accompanying balance sheets of CPI Aerostructures, Inc. as of December 31, 2005 and 2004, and the related statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CPI Aerostructures, Inc. as of December 31, 2005 and 2004, and its results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/J.H. Cohn LLP
J.H. Cohn LLP

Jericho, New York
March 29, 2006

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

/s/ Goldstein Golub Kessler LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

January 30, 2004

CPI AEROSTRUCTURES, INC.

BALANCE SHEETS

	December 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash	$877,182	$1,756,350
Accounts receivable	1,849,796	1,641,002
Costs and estimated earnings in excess of billings on uncompleted contracts	28,389,202	26,030,507
Prepaid expenses and other current assets	342,165	182,003
Total current assets	31,458,345	29,609,862
Plant and equipment, net	962,209	882,758
Deferred tax assets	24,000	—
Other assets	243,230	266,504
Total Assets	$32,687,784	$30,759,124
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,559,181	$4,332,255
Accrued expenses	146,521	525,061
Current portion of long-term debt	87,617	83,144
Deferred income taxes	502,000	144,000
Income taxes payable	133,110	129,000
Total current liabilities	5,428,429	5,213,460
Long-term debt, net of current portion	42,188	129,276
Other liabilities	54,895	—
Total Liabilities	5,525,512	5,342,736
Commitments
Shareholders’ Equity:
Common stock — $.001 par value; authorized 50,000,000 shares, issued 5,475,057 and 5,443,415 shares, respectively, and outstanding 5,444,042 and 5,412,400 shares, respectively	5,475	5,443
Additional paid-in capital	22,768,135	22,541,716
Retained earnings	4,709,518	3,190,085
Treasury stock, 31,015 shares of common stock (at cost)	(320,856)	(320,856)
Total Shareholders’ Equity	27,162,272	25,416,388
Total Liabilities and Shareholders’ Equity	$32,687,784	$30,759,124

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF INCOME

Year ended December 31,	2005	2004	2003
Revenue	$25,526,404	$30,269,030	$27,288,035
Cost of sales	19,513,391	19,973,231	18,283,252
Gross profit	6,013,013	10,295,799	9,004,783
Selling, general and administrative expenses	3,342,729	3,424,953	3,177,173
Income from operations	2,670,284	6,870,846	5,827,610
Other income (expense):
Interest/ other income	5,463	7,294	16,206
Interest expense	(18,314)	(8,109)	(148,006)
Gain on extinguishment of debt	—	—	2,431,233
Total other income (expense), net	(12,851)	(815)	2,299,433
Income from continuing operations	2,657,433	6,870,031	8,127,043
Gain on sale of assets held for sale — discontinued operations	—	—	461,235
Income before provision for income taxes	2,657,433	6,870,031	8,588,278
Provision for income taxes	(1,138,000)	(1,794,000)	(195,000)
Net income	$1,519,433	$5,076,031	$8,393,278
Basic net income per common share:
Income from continuing operations	$0.28	$0.94	$1.63
Income from discontinued operations	—	—	.09
Income per common share — basic	$0.28	$0.94	$1.72
Diluted net income per common share:
Income from continuing operations	$0.25	$0.83	$1.47
Income from discontinued operations	—	—	.09
Income per common share — diluted	$0.25	$0.83	$1.56
Shares used in computing earnings per common share:
Basic	5,422,101	5,386,595	4,872,255
Diluted	6,114,808	6,096,302	5,382,266

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2005, 2004 and 2003

	Common Shares	Amount	Additional Paid-in Capital	(Accumulated Deficit)/Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2003	2,785,668	$2,786	$12,613,974	$(10,279,224)	—	$2,337,536
Net income	—	—	—	8,393,278	—	8,393,278
Amortization of fair value of warrants issued in conjunction with consulting agreement	—	—	105,354	—	—	105,354
Common stock issued in secondary public offering	2,300,000	2,300	7,756,790	—	—	7,759,090
Common stock issued for bank fees	20,000	20	88,669	—	—	88,689
Common stock issued upon exercise of options and warrants	196,102	196	733,660	—	—	733,856
Tax benefits from stock option plans	—	—	415,000	—	—	415,000
Balance at December 31, 2003	5,301,770	5,302	21,713,447	(1,885,946)	—	19,832,803
Net income	—	—	—	5,076,031	—	5,076,031
Common stock issued upon exercise of options and warrants	138,120	138	371,319	—	—	371,457
Treasury stock	—	—	—	—	$(320,856)	(320,856)
Common stock issued as employee compensation	3,525	3	35,950	—	—	35,953
Tax benefits from stock option plans	—	—	421,000	—	—	421,000
Balance at December 31, 2004	5,443,415	5,443	22,541,716	3,190,085	(320,856)	25,416,388
Net income	—	—	—	1,519,433	—	1,519,433
Common stock issued upon exercise of options	29,667	30	153,263	—	—	153,293
Common stock issued as employee compensation	1,975	2	19,156	—	—	19,158
Tax benefits from stock option plans	—	—	54,000	—	—	54,000
Balance at December 31, 2005	5,475,057	$5,475	$22,768,135	$4,709,518	$(320,856)	$27,162,272

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF CASH FLOWS

Year ended December 31,	2005	2004	2003
Cash flows from operating activities:
Net income before operations of discontinued segment	$1,519,433	$5,076,031	$7,932,043
Adjustments to reconcile net income before operations of discontinued segment to net cash used in operating activities:
Depreciation and amortization	193,628	184,355	131,204
Deferred rent	54,895	—	—
Warrants issued for consulting fees	—	—	105,354
Common stock issued for bank fees and employee compensation	19,158	35,953	88,689
Gain on early extinguishment of debt	—	—	(2,431,233)
Gain on sale of assets held for sale -discontinued operations	—	—	(461,235)
Deferred portion of provision/(benefit) for income taxes	334,000	1,202,000	(407,000)
Tax benefit for stock options	54,000	421,000	415,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(208,794)	106,822	583,951
Increase in costs and estimated earnings in excess of billingson uncompleted contracts	(2,358,695)	(8,580,620)	(6,067,781)
Decrease (increase) in prepaid expenses and other current assets	(136,888)	167,326	116,169
Increase in other assets	—	(87,278)	—
Increase (decrease) in accounts payable and accrued expenses	(151,614)	971,643	(1,317,185)
Increase (decrease) in income taxes payable	4,110	(58,000)	187,000
Net cash used in operating activities	(676,767)	(560,768)	(1,125,024)
Cash flows from investing activities-
Purchase of plant and equipment	(273,080)	(667,684)	(268,790)
Proceeds from sale of assets held for sale-discontinued operations	—	—	1,203,146
Net cash provided by(used in) investing activities	(273,080)	(667,684)	934,356
Cash flows from financing activities:
Proceeds from exercise of stock options	153,293	50,601	733,856
Proceeds from long-term debt	—-	170,000	—
Payment of long-term debt	(82,614)	(30,109)	(5,599,505)
Proceeds from public offering	—	—	7,759,090
Net cash provided by financing activities	70,679	190,492	2,893,441
Net increase (decrease) in cash	(879,168)	(1,037,960)	2,702,773
Cash at beginning of year	1,756,350	2,794,310	91,537
Cash at end of year	$877,182	$1,756,350	$2,794,310
Supplemental schedule of noncash investing and financing activity:
Plant and equipment acquired through capital lease	$—	$38,915	$—
Stock options proceeds paid through Company’s stock	$—	$320,856	$—
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$18,314	$8,109	$148,006
Cash paid for income taxes:	$490,331	$199,500	—

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2005

1.	PRINCIPAL BUSINESS ACTIVITYAND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:	CPI Aerostructures, Inc.’s (‘‘CPI’’ or the ‘‘Company’’) operations consist of the design and production of complex aerospace structural subassemblies under U.S. government and commercial contracts. The length of the Company’s contracts varies but is typically between one and two years for U.S. government contracts, although our T-38 contract and our C-5 TOP contract are for 10 years and 7 years, respectively. Our one commercial contract has an indefinite life.

CPI’s revenue is recognized based on the percentage of completion method of accounting for its contracts measured by the percentage of total costs incurred to date to estimated total costs at completion for each contract. Contract costs include all direct material, labor costs, tooling and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Selling, general and administrative costs are charged to expense as incurred. Estimated losses on uncompleted contracts are recognized in the period in which such losses are determined. Changes in job performance may result in revisions to costs and income and are recognized in the period in which revisions are determined to be required. The percentage of completion method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods and, as a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by us during any reporting period. In accordance with industry practice, costs and estimated earnings in excess of billings on uncompleted contracts, included in the accompanying balance sheets, contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year. CPI’s recorded revenue may be adjusted in later periods in the event that CPI’s cost estimates prove to be inaccurate or a contract is terminated.

Our government contracts are subject to the procurement rules and regulations of the United States government. Many of the contract terms are dictated by these rules and regulations. Specifically, cost-based pricing is determined under the Federal Acquisition Regulations (‘‘FAR’’), which provide guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. Government contracts. For example, costs such as those related to charitable contributions, advertising, interest expense, and public relations are unallowable, and therefore not recoverable through sales. During and after the fulfillment of a government contract, we may be audited in respect of the direct and allocated indirect costs attributable thereto. These audits may result in adjustments to our contract costs.

The Company maintains cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

Accounts receivable are reported at their outstanding unpaid principal balances. The Company writes off accounts when they are deemed to be

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2005

uncollectible. The Company has experienced insignificant amounts of bad debts in such accounts.

Depreciation and amortization of plant and equipment is provided by the straight-line method over the estimated useful lives of the respective assets or the life of the lease, for leasehold improvements.

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

The fair value of the Company’s short-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Using this method, the fair value of the Company’s short-term debt was not significantly different than the stated value at December 31, 2005.

The Company incurred freight and delivery costs of approximately $164,000, $178,000 and $176,000, respectively, during the years ended December 31, 2005, 2004 and 2003. These costs are included in cost of sales.

Basic earnings per common share is computed using the weighted-average number of shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 692,707, 727,479 and 510,011 were used in the calculation of diluted earnings per common share in 2005, 2004 and 2003, respectively. Incremental shares of 155,000 and 75,000 were not included in the diluted earnings per share calculations at December 31, 2005 and 2004, respectively, as their exercise price was in excess of the Company’s stock price and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation. All shares were included in the diluted earnings per share calculation for December 31, 2003.

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2005

The Company has elected to apply Accounting Principles Board (‘‘APB’’) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options issued to employees (intrinsic value) and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123, Accounting for Stock-Based Compensation. Had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company’s net income and income per common share would have been as follows:

Year ended December 31,	2005	2004	2003
Net income — as reported	$1,519,433	$5,076,031	$8,393,278
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	483,205	476,865	453,866
Net income — pro forma	$1,036,228	$4,599,166	$7,939,412
Basic income per share — as reported	$0.28	$0.94	$1.72
Basic income per share — pro forma	$0.19	$0.85	$1.63
Diluted income per share — as reported	$0.25	$0.83	$1.56
Diluted income per share — pro forma	$0.17	$0.75	$1.48

The Company’s assumptions used to calculate the fair values of options issued during 2005 were (i) risk-free interest rate of 4.2% , (ii) expected life of 5 years, (iii) expected volatility of 32%, and (iv) expected dividends of zero. In 2004, the Company’s assumptions used to calculate the fair values of options issued were (i) risk-free interest rates of 2.74% and 4.00%, (ii) expected life of 5-10 years, (iii) expected volatility of 35%, and (iv) expected dividends of zero. In 2003, the Company’s assumptions used to calculate the fair values of options issued were (i) risk-free interest rates of 2.10% and 2.78%, (ii) expected life of 10 years, (iii) expected volatility of 198%, and (iv) expected dividends of zero.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), ‘‘Share-Based Payment’’, which amends SFAS No. 123 and was effective for public companies for interim or annual periods beginning after June 15, 2005. The new standard requires us to expense employee stock options and other share-based payments. The company will value employee share options using the Black-Scholes options pricing model. The new standard may be adopted in one of three ways — the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. At December 31, 2005 there is a deferred expense of $77,752 for the unamortized portion of options issued during 2005, all of which will be expensed in 2006.

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2005

2.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS:	At December 31, 2005, costs and estimated earnings in excess of billings on uncompleted contracts (unbilled) consist of:

	U.S. Government	Commercial	Total
Costs incurred on uncompleted contracts	$41,075,851	$14,400,603	$55,476,454
Estimated earnings	25,430,030	6,273,397	31,703,427
	66,505,881	20,674,000	87,179,881
Less billings to date	39,878,934	18,911,745	58,790,679
Costs and estimated earnings in excess of billings on uncompleted contracts	$26,626,947	$1,762,255	$28,389,202

At December 31, 2004, costs and estimated earnings in excess of billings on uncompleted contracts (unbilled) consist of:

	U.S. Government	Commercial	Total
Costs incurred on uncompleted contracts	$32,764,584	$13,373,694	$46,138,278
Estimated earnings	20,351,259	6,187,927	26,539,186
	53,115,843	19,561,621	72,677,464
Less billings to date	28,746,944	17,900,013	46,646,957
Costs and estimated earnings in excess of billings on uncompleted contracts	$24,368,899	$1,661,608	$26,030,507

Unbilled costs and estimated earnings are billed in accordance with applicable contract terms. As of December 31, 2005, $ 2,115,000 of the balances above, primarily commercial contracts, are not expected to be collected within one year. There are no amounts billed under retainage provisions.

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2005

3.	ACCOUNTS RECEIVABLE:	Accounts receivable consists of trade receivables as follows:

	2005	2004
Billed receivables	$1,517,669	$1,540,504
Unbilled receivables on completed contracts	332,127	100,498
	$1,849,796	$1,641,002

4.	PLANT AND EQUIPMENT:	Plant and equipment, at cost, consists of the following:

December 31, 2005	2005	2004	Estimated Useful Life
Machinery and equipment	$544,074	522,095	5 to 10 years
Computer equipment	653,013	547,975	5 years
Furniture and fixtures	144,581	124,615	7 years
Automobiles and trucks	23,488	23,488	5 years
Leasehold improvements	609,312	483,213	10 years
Less accumulated	1,974,468	1,701,386
depreciation and amortization	1,012,259	818,628
	$962,209	$882,758

Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 was $193,628, $184,355 and $131,204, respectively.

5.	RELATED PARTY TRANSACTIONS:	In October 2000, the Company adopted a Greit Plan for the purpose of offering senior management a deferred compensation death benefit plan (the ‘‘Plan’’) that provides a tax-free benefit and which is tax-neutral to the Company. Pursuant to the Plan, the Company made a noninterest-bearing loan to an employee in the amount of $150,000, which was used to purchase the Plan. The Plan has since been terminated. The surrender value has been returned to the employee who has placed the proceeds from the surrender value in an annuity, which will mature to $150,000. Simultaneously, the employee purchased an insurance policy in the amount of $150,000, of which the Company is the sole beneficiary. The loan to the employee will be repaid to the Company upon the maturity date of the annuity or upon the death of the employee, whichever occurs first.

6.	DISCONTINUED OPERATIONS:	On January 22, 2002, the Company announced a decision made by the board of directors as of December 31, 2001 to close the Kolar facilities located in Ithaca, New York, and liquidate its assets through a public auction of its machinery and equipment and the private sale of its real estate.On February 21, 2002, Kolar sold a substantial portion of its machinery and equipment at an auction conducted by Daley-Hodkin Corporation at Kolar’s main facility in Ithaca, New York. In connection with the discontinuance of Kolar’s operations, the

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Company incurred a one-time charge of $10,422,816 related to the write-off of Kolar’s assets, net of expected proceeds, and an accrual for estimated losses during the phase-out period. The disposition of Kolar’s operations represents a disposal of a business segment under APB Opinion No. 30 in 2001. Accordingly, results of the operation have been classified as discontinued. On July 2, 2003, Kolar’s corporate entity was merged into the Company. For business segment reporting purposes, Kolar’s business results were previously classified as the ‘‘Machining’’ segment. In 2003, the Company sold the remaining assets for Kolar and recorded a gain of $461,235.

7.	LONG TERM DEBT AND CREDIT FACILITY:	Long term debt includes capital leases which expire during 2007. The leases require monthly payments of principal and interest, imputed at an interest rate of 5% and 9% per annum.

Future minimum lease payments under long-term debt are as follows:

Year ending December 31
2006	$87,617
2007	42,188
129,805
Less current maturities	87,617
Long-term debt, less current maturities	$42,188

On January 28, 2003, the Company sold one of the two remaining Kolar buildings and related land for $585,000 and on May 7, 2003, the final building and related land was sold for $190,000. The proceeds were used to repay bank loans.

On February 19, 2003, the Company consummated a public offering of 2,300,000 common shares at a price of $4.00 per share, raising gross and net proceeds of $9,200,000 and $7,759,000, respectively. Approximately $2,433,000 of the net proceeds were used to repay bank loans, $2,700,000 was used to repay the Note Payable — Seller, which had a carrying value plus accrued interest of approximately $5,131,000. Accordingly, the Company recorded a gain of approximately $2,431,000 on the extinguishment of the debt. The remaining net proceeds of approximately $2,631,000 have been used to fund continuing operations.

In September 2003, the Company entered into a three year, $5.0 million revolving credit facility with JP Morgan Chase Bank, secured by the assets of the Company. The facility specifies interest rates that range between the Prime Rate and 225 basis points over LIBOR, depending on certain terms and conditions. As of December 31, 2005, the Company has not borrowed any funds pursuant to this facility.

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2005

8.	COMMITMENTS:	The Company has employment agreements with six employees. The aggregate future commitment under these agreements is as follows:

Year ending December 31,
2006	$895,870
2007	433,150
$1,329,020

These agreements provide for additional bonus payments that are calculated as defined.

The Company leases an office and warehouse facility under a non-cancelable operating lease which expires in December 2014. The aggregate future commitment under this agreement is as follows:

Year ending December 31,
2006	$386,250
2007	397,838
2008	409,773
2009	422,066
2010	434,728
Thereafter	1,873,300
$3,923,955

Rent expense for the years ended December 31, 2005, 2004 and 2003 was $436,248, $313,167 and 299,984, respectively.

9.	INCOME TAXES:	The provision for income taxes consists of the following:

Years ended December 31,	2005	2004	2003
Current:
Federal	$734,000	$572,000	$593,000
State and local	70,000	$20,000	9,000
Deferred:
Federal	334,000	1,202,000	(407,000)
	$1,138,000	$1,794,000	$195,000

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2005

The difference between the income tax provision computed at the federal statutory rate and the actual tax provision is accounted for as follows:

December 31,	2005	2004	2003

Taxes computed at the federal statutory rate	$904,000	$2,336,000	$2,920,000
State income taxes	70,000	20,000	—
Permanent differences	136,000	38,000	—
Utilization of net operating loss carryforward	28,000	(600,000)	(2,725,000)
	$1,138,000	$1,794,000	$195,000

The components of deferred income tax assets and liabilities are as follows:

	2005	2004

State net operating loss carryforwards	—	$204,000
Temporary differences	$(478,000)	(348,000)
	$(478,000)	$(144,000)

At December 31, 2005 and 2004, the temporary differences results from depreciation and difference in revenue recognized between book and taxes.

During 2004, the Company reversed approximately $850,000 of valuation allowance, which was reducing the deferred tax asset related to the Company’s net operating loss carryforwards to an amount that the Company deemed more likely than not to be realized. The Company has no valuation allowance at December 31, 2005.

The Company recognized, for income tax purposes, a tax benefit of $54,000, $421,000 and $415,000 for the years ended December 31, 2005, 2004 and 2003, respectively, for compensation expense related to its stock option plan for which no corresponding charge to operations has been recorded. Such amounts have been added to additional paid-in capital in those years.

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2005

10.	EMPLOYEE STOCK OPTION PLANS:	In April 1992, the Company adopted the 1992 Stock Option Plan (the ‘‘1992 Plan’’). The 1992 Plan, for which 83,334 common shares are reserved for issuance, provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company. The options may not be exercised more than five years from the date of issuance. No more options may be granted under the 1992 Plan.

In 1995, the Company adopted the 1995 Stock Option Plan (the ‘‘1995 Plan’’), as amended, for which 200,000 common shares are reserved for issuance. The 1995 Plan provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company. The options’ exercise price is equal to the closing price of the Company’s shares on the day of issuance, except for incentive stock options granted to the Company’s president, which are exercisable at 110% of the closing price of the Company’s shares on the date of issuance.

In 1998, the Company adopted the 1998 Performance Equity Plan (the ‘‘1998 Plan’’). The 1998 Plan, as amended, reserved 463,334 common shares for issuance. The 1998 Plan provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company. The options’ exercise price is equal to the closing price of the Company’s shares on the day of issuance, except for incentive stock options granted to the Company’s president, which are exercisable at 110% of the closing price of the Company’s shares on the date of issuance.

In 2000, the Company adopted the Performance Equity Plan 2000 (the ‘‘2000 Plan’’). The 2000 Plan, as amended, reserved 1,230,000 common shares for issuance. The 2000 Plan provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company. The options’ exercise price is equal to the closing price of the Company’s shares on the day of issuance, except for incentive stock options granted to the Company’s president, which are exercisable at 110% of the closing price of the Company’s shares on the date of issuance.

The Company has 285 options available for grant under the 1995 Plan, 666 options available for grant under the 1998 Plan, and 373,025 options available for grant under the 2000 Plan.

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2005

A summary of the status of the Company’s four stock option plans as of December 31, 2005 and 2004 and changes during those years is as follows:

	2005		2004
Fixed Options	Options	Weighted− average Exercise Price	Options	Weighted− average Exercise Price

Outstanding and exercisable at beginning of year	1,074,752	$4.53	1,114,752	$3.84
Granted during year	80,000	10.01	130,000	10.44
Exercised/forfeited	(24,667)	5.88	(170,000)	4.54
Outstanding and exercisable at end of year	1,130,085	$4.89	1,074,752	$4.53
Weighted-average fair value of options granted		$3.49		$5.66

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

Range of Exercise Price	Number Outstanding and Exercisable	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price
$1.20-$1.65	205,000	5.68 years	1.21
$2.53-$2.59	390,000	4.35 years	2.58
$6.27-$6.97	311,335	6.00 years	6.46
$7.19-$11.31	223,750	5.97 years	10.08
$1.20-$11.31	1,130,085	5.36 years	$4.89

11.	WARRANTS AND OPTIONS:	In February 2003, the Company issued to an underwriter (and its designees) warrants to purchase an aggregate of 200,000 shares of the Company’s common stock as compensation related to the Company’s public offering. The warrants are exercisable, in whole or in part, at $4.40 per share from February 2004 through February 2008. At December 31, 2005 and 2004, warrants to purchase 195,000 shares remain outstanding.

The fair value of the warrants on the date of issuance was $775,000.

12.	EMPLOYEE BENEFIT PLAN:	On September 11, 1996, CPI’s board of directors instituted a defined contribution plan under Section 401(k) of the Internal Revenue Code (the ‘‘Code’’). On October 1, 1998, the Company amended and standardized both the CPI and Kolar plans as required by the Code. Pursuant to the amended plan, qualified employees may contribute a percentage of their pretax eligible

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2005

compensation to the Plan and the Company will match a percentage of each employee’s contribution. Additionally, the Company has a profit-sharing plan covering all eligible employees. Contributions by the Company are at the discretion of management. The amount of contributions recorded by the Company in 2005, 2004 and 2003 amounted to $91,318, $108,706 and $81,310, respectively.

13.	MAJOR CUSTOMER:	96% of the sales in 2005, 99% of the sales in 2004 and 98% of sales in 2003 were to the U.S. government.

14.	PUBLIC OFFERING:	On February 19, 2003, the Company consummated a public offering of 2,300,000 common shares at a price of $4.00 per share raising proceeds of $7,700,000, net of offering expenses.

15.	SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)

	Quarter Ended
2005	March 31,	June 30,	September 30,	December 31,
Revenue	$6,245,102	$6,313,432	$6,452,246	$6,515,624
Income (loss) from Operations	936,606	867,817	879,847	(13,984)
Net Income/(Loss)	578,656	509,193	548,498	(116,914)
Basic earnings (loss) per share	0.11	0.09	0.10	(0.02)
Diluted earnings (loss) per share	0.09	0.08	0.09	(0.01)

	Quarter Ended
2004	March 31,	June 30,	September 30,	December 31,
Revenue	$6,228,108	$7,192,324	$7,877,023	$8,971,575
Income from Operations	1,088,018	1,547,904	1,965,399	2,269,525
Net Income	651,812	963,199	1,325,471	2,135,549
Basic earnings per share	0.12	0.18	0.25	0.39
Diluted earnings per share	0.11	0.16	0.22	0.34

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2006	CPI AEROSTRUCTURES, INC. (Registrant)

	By:	/s/ Edward J. Fred
Edward J. Fred Chief Executive Officer, President, Secretary and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric Rosenfeld	Chairman of the Board of Directors	March 30, 2006

Eric Rosenfeld

/s/ Edward J. Fred	Chief Executive Officer, President, Secretary and Director	March 30, 2006

Edward J. Fred

/s/ Arthur August	Chairman Emeritus	March 30, 2006

Arthur August

/s/ Vincent Palazzolo	Chief Financial Officer	March 30, 2006

Vincent Palazzolo

/s/ Walter Paulick	Director	March 30, 2006

Walter Paulick

/s/ Kenneth McSweeney	Director	March 30, 2006

Kenneth McSweeney

/s/ A.C. Providenti	Director	March 30, 2006

A.C. Providenti