Form 10-Q
period 2006-03-31
CPI AEROSTRUCTURES INC
filed 2006-05-15
CIK 889348

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006	Commission File Number 1-11398

CPI AEROSTRUCTURES, INC.

(Exact name of registrant as specified in its charter)

New York	11-2520310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
60 Heartland Blvd., Edgewood, NY	11717
(Address of principal executive offices)	(zip code)

(631) 586-5200

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes           No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer’’ and ‘‘large accelerated filer’’ in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer                 Accelerated filer               Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes           No

As of May 11, 2006, the number of shares of common stock, par value $.001 per share, outstanding was 5,447,042.

Part I:    Financial Information:

Item 1. Financial Statements:

CPI AEROSTRUCTURES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash	$522,639	$877,182
Accounts receivable	1,588,818	1,849,796
Costs and estimated earnings in excess of billings on uncompleted contracts	28,154,919	28,389,202
Prepaid expenses and other current assets	410,697	342,165
Total current assets	30,677,073	31,458,345
Plant and equipment, net	919,992	962,209
Other assets	261,411	267,230
Total Assets	$31,858,476	$32,687,784
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,758,547	$4,559,181
Accrued expenses and other current liabilities	583,785	648,521
Current portion of long-term debt	75,398	87,617
Income taxes payable	—	133,110
Total current liabilities	4,417,730	5,428,429
Long-term debt, net of current portion	25,899	42,188
Other liabilities	65,807	54,895
Total Liabilities	4,509,436	5,525,512
Commitments
Shareholders’ Equity:
Common stock – $.001 par value; authorized 50,000,000 shares, issued 5,478,057 and 5,475,057 shares, respectively, and outstanding 5,447,042 and 5,444,042 shares, respectively	5,478	5,475
Additional paid-in capital	22,886,006	22,768,135
Retained earnings	4,778,412	4,709,518
Treasury stock, 31,015 shares of common stock (at cost)	(320,856)	(320,856)
Total Shareholders’ Equity	27,349,040	27,162,272
Total Liabilities and Shareholders’ Equity	$31,858,476	$32,687,784

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

CONDENSED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
	2006	2005
	(Unaudited)
Revenue	$5,030,193	$6,245,102
Cost of sales	4,065,002	4,422,985
Gross profit	965,191	1,822,117
Selling, general and administrative expenses	848,297	889,461
Income before provision for income taxes	116,894	932,656
Provision for income taxes	48,000	354,000
Net income	$68,894	$578,656
Income per common share – basic	$0.01	$0.11
Income per common share – diluted	$0.01	$0.09
Shares used in computing income per common share:
Basic	5,445,475	5,417,300
Diluted	6,126,967	6,167,995

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$68,894	$578,656
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	50,751	46,535
Deferred rent	10,912	—
Amortization of stock option expense	98,823	—
Tax benefit of stock option exercise	(4,600)
Deferred portion of provision for income taxes	—	(54,000)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	260,978	(1,006,953)
Decrease in costs and estimated earnings in excess of billings on uncompleted contracts	234,283	597,400
(Increase) decrease in prepaid expenses and other assets	(62,713)	69,887
Decrease in accounts payable, accrued expenses and other current liabilities	(865,370)	(835,441)
Increase (decrease) in income taxes payable	(133,110)	208,000
Net cash used in operating activities	(341,152)	(395,916)
Cash used in investing activities – purchase of plant and equipment	(8,533)	(151,104)
Cash flows from financing activities:
Net repayment of long-term debt	(28,508)	(20,701)
Proceeds from exercise of stock options	19,050	34,281
Tax benefit of stock option exercise	4,600
Net cash provided by (used in) financing activities	(4,858)	13,580
Net decrease in cash	(354,543)	(533,440)
Cash at beginning of period	877,182	1,756,350
Cash at end of period	$522,639	$1,222,910
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,941	$5,466
Income taxes	$403,093	$215,029

See Notes to Condensed Financial Statements

CPI Aerostructures, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Interim Financial Statements:

The financial statements of CPI Aerostructures, Inc. (‘‘the Company’’) as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited, however, in the opinion of the management of the Company, these financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and its results of operations and cash flows. The results of operations for such interim periods are not necessarily indicative of the results to be obtained for a full year.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2. Stock-Based Compensation:

Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123 R, ‘‘Share-Based Payment.’’ Prior to January 1, 2006 the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plans using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. The Company has adopted the modified prospective transition method provided under SFAS 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options in the three month period ended March 31, 2006 includes: (1) period expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (2) expense related to all stock option awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of the adoption of SFAS 123R, the Company’s net income for the three months ended March 31, 2006 includes $99,000 of compensation expense related to the Company’s stock options. The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expense. Prior to the Company’s adoption of SFAS 123R, the Company presented tax benefits resulting from the exercise of stock options as cash flows from operating activities on the Company’s statements of cash flows. SFAS 123R requires cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities.

In November 2005, the FASB issued FASB Staff Position No. FAS 123R-3, ‘‘Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.’’ The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

In April 1992, the Company adopted the 1992 Stock Option Plan (the ‘‘1992 Plan’’). The 1992 Plan, for which 83,334 common shares are reserved for issuance, provides for the issuance of either

CPI Aerostructures, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

incentive stock options or nonqualified stock options to employees, consultants, directors or others who provide services to the Company. The options may not be exercised more than five years from the date of issuance. No more options may be granted under the 1992 Plan.

In 1995, the Company adopted the 1995 Stock Option Plan (the ‘‘1995 Plan’’), as amended, for which 200,000 common shares are reserved for issuance. The 1995 Plan provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants, directors or others who provide services to the Company. The options’ exercise price is equal to the closing price of the Company’s shares on the day of issuance, except for incentive stock options granted to the Company’s former president, which are exercisable at 110% of the closing price of the Company’s shares on the date of issuance.

In 1998, the Company adopted the 1998 Performance Equity Plan (the ‘‘1998 Plan’’). The 1998 Plan, as amended, reserved 463,334 common shares for issuance. The 1998 Plan provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants, directors or others who provide services to the Company. The options’ exercise price is equal to the closing price of the Company’s shares on the day prior to the date of issuance, except for incentive stock options granted to the Company’s former president, which are exercisable at 110% of the closing price of the Company’s shares on the date of issuance.

In 2000, the Company adopted the Performance Equity Plan 2000 (the ‘‘2000 Plan’’). The 2000 Plan, as amended, reserved 1,230,000 common shares for issuance. The 2000 Plan provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants, directors or others who provide services to the Company. The options’ exercise price is equal to the closing price of the Company’s shares on the day prior to the date of issuance, except for incentive stock options granted to the Company’s former president, which are exercisable at 110% of the closing price of the Company’s shares on the date of issuance.

At March 31, 2006, the Company had 285 options available for grant under the 1995 Plan, 666 options available for grant under the 1998 Plan, and 348,025 options available for grant under the 2000 Plan.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Sholes option valuation model. The following weighted-average assumptions were used for option grants during the three months ended March 31, 2006 and 2005:

	March 31,
	2006	2005
Risk-free interest rate	4.2%	3.9%
Expected volatility	22%	32%
Dividend yield	0%	0%
Expected option term	5 years	5 years

The risk free interest rate for the three months ended March 31, 2006 and 2005 is based on the 5 year U.S. Treasury bill rate on the day of grant. The expected volatility computation is based on the average of the volatility over the most recent two year period. The Company has never paid a dividend, and is not expected to pay a dividend in the foreseeable future, therefore the dividend yield is assumed to be zero.

CPI Aerostructures, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

A summary of the status of the Company’s stock option plans as of March 31, 2006 and changes during the period is as follows:

Fixed Options	Options	Weighted average exercise Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Instrinsic Value
Outstanding at beginning of period	1,130,085	$4.89
Granted during period	25,000	10.06
Exercised/forfeited	(3,000)	6.35
Outstanding at end of period	1,152,085	$4.99	5.03	$3,946,232
Options vested at March 31, 2006	1,114,585	$4.80	4.88	$3,946,232

The weighted-average fair value of each option granted during the granted during the three months ended March 31, 2006 and 2005, estimated as of the grant date using the Black-Sholes option valuation model was $2.88 and $3.65, respectively.

A summary of the status of the Company’s nonvested options as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below:

Fixed Options	Options	Weighted average exercise Exercise Price	Weighted average remaining contractual term (in years)
Outstanding nonvested options at beginning of period	37,500	$10.76	9.50
Granted during period	—
Exercised/forfeited	—
Outstanding nonvested options at end of period	37,500	$10.76	9.50

As of March 31, 2006, there was $26,899 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized in the three month period ending June 30, 2006.

The net income for the three months ended March 31, 2005 does not include any compensation charges related to options granted to employees. The following table illustrates the proforma effect on net loss and loss per share assuming the Company had applied the fair value recognition provisions of SFAS 123 instead of the intrinsic value method under APB No. 25 to stock-based employee compensation for the three months ended March 31, 2005:

Net income, as reported	$578,656
Stock compensation expense	135,409
Net income, pro forma	$443,247
Basic net income per common share, as reported	$0.11
Diluted net income per common share, as reported	$0.09
Basic net income per common share, proforma	$0.08
Diluted net income per common share, proforma	$0.07

Cash received from stock option exercises for the three months ended March 31, 2006 and 2005 was $19,050 and $34,281, respectively. The income tax benefits from stock option exercises totaled $4,600 and $31,200 for the three months ended March 31, 2006 and 2005, respectively.

CPI Aerostructures, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

3. Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts:

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	March 31, 2006
	U.S. Government	Commercial	Total
Costs incurred on uncompleted contracts	$41,739,841	$14,831,424	$56,571,265
Estimated earnings	25,911,557	6,461,076	32,372,633
	67,651,398	21,292,500	88,943,898
Less billings to date	41,398,420	19,390,559	60,788,979
Costs and estimated earnings in excess of billings on uncompleted contracts	$26,252,978	$1,901,941	$28,154,919

	December 31, 2005
	U.S. Government	Commercial	Total
Costs incurred on uncompleted contracts	$41,075,851	$14,400,603	$55,476,454
Estimated earnings	25,430,030	6,273,397	31,703,427
	66,505,881	20,674,000	87,179,881
Less billings to date	39,878,934	18,911,745	58,790,679
Costs and estimated earnings in excess of billings on uncompleted contracts	$26,626,947	$1,762,255	$28,389,202

4. Income per Common Share:

Basic income per common share is computed using the weighted average number of shares outstanding. Diluted income per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 681,492 and 750,695 were used in the calculation of diluted income per common share in the three month periods ended March 31, 2006 and 2005, respectively. Incremental shares of 235,000 and 80,000 were not included in the diluted earnings per share calculations at March 31, 2006 and 2005, respectively, as their exercise price was in excess of the Company’s stock price at the end of each respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.

5. Credit Facility:

In September 2003, the Company entered into a three year, $5.0 million revolving credit facility with JP Morgan Chase Bank, secured by the assets of the Company. The facility specifies interest rates that range between the Prime Rate and 225 basis points over LIBOR, depending on certain terms and conditions.

The facility requires the Company to maintain specified levels of working capital and other financial ratios, as defined. As of March 31, 2006, the Company was not in compliance with one of the financial covenants in the credit agreement that requires the Company to maintain a minimum level of EBITDA. JP Morgan Chase Bank has waived the breach of this covenant at March 31, 2006.

As of March 31, 2006, the Company had not borrowed any funds pursuant to this facility.

The Company’s line of credit with JPMorgan Chase expires in September 2006.

CPI Aerostructures, Inc.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Condensed Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of the Company’s products and the other risks detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

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

We compete with other prime contractors to win contracts through a process of competitive bidding. Notwithstanding defense budget increases and the Department of Defense’s commitment to maintaining support for aging aircraft, as affirmed in the DoD’s recently completed 2006 Quadrennial Defense Review, there has been a significant slowdown in government contract awards as well as releases under previously awarded contracts. Faced with the uncertainties of appropriations and time of contract awards and releases under previously awarded contracts, a key element of our strategy has been to expand our activities to include operating as a subcontractor to leading aerospace prime contractors. While the slowdown in government contract awards also has affected these prime contractors, because they are able to bid on and receive contract awards for different programs than we are, we believe that pursuing such opportunities will enable us to access programs that we would not otherwise be able to given our smaller size and resources. By increasing our customer base, we are positioned to take advantage of additional market opportunities and reduce the impact of the slowdown in government contract awards and releases. These subcontracting opportunities have begun to materialize, and we have been awarded some initial subcontracts. We currently have proposals submitted to multiple prime contractors, and while we cannot predict the timing of awards, our outstanding proposals are significant. Should we win any combination of awards, our revenue and net income could increase substantially.

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

Critical Accounting Policies

Revenue Recognition

We recognize revenue from our contracts over the contractual period under the percentage-of-completion (POC) method of accounting. Under the POC method of accounting, sales

CPI Aerostructures, Inc.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned ‘‘Costs and estimated earnings in excess of billings on uncompleted contracts.’’ Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned ‘‘Billings in excess of costs and estimated earnings on uncompleted contracts.’’ Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period the change becomes known. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by us during any reporting period. We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however, we cannot assure you that our estimates will be accurate. If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods. Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to pay taxes until the reported earnings materialize to actual cash receipts.

    Share-Based Payment

Effective January 1, 2006, the Company adopted SFAS No. 123 R, ‘‘Share-Based Payment’’ for employee options, using the modified prospective transition method. SFAS 123 R revised SFAS 123 to eliminate the option to use the intrinsic value method and required the Company to expense the fair value of all employee stock-based compensation over the vesting period. Under the modified prospective transition method, the Company recognized compensation cost for the three months ended March 31, 2006, which includes (1) period compensation cost related to share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (2) compensation cost related to share-based payments granted within the period, which vested fully upon grant. In accordance with the modified prospective method, the Company has not restated prior period results.

Results of Operations

Revenue

Revenue for the three months ended March 31, 2006 was $5,030,193 compared to $6,245,102 for the three months ended March 31, 2005, a decrease of $1,214,909 or 19%. We generate revenue primarily from government contracts and to a lesser extent from one commercial contract. Revenue from government contracts for the three months ended March 31, 2006 was $4,411,694 compared to $5,760,435 for the three months ended March 31, 2005, a decrease of $1,348,741 or 23%. This decrease was due to fewer contracts in 2006 as compared to 2005, which resulted from the overall slowdown in the government contract award process and smaller than anticipated releases on our multiyear contracts, including the C-5 TOP contract that we were awarded in May 2004. During the three months ended March 31, 2006, we received new contract awards of $6,537,097. Included in this amount is approximately $5.0 million related to the C-5 TOP contract. Although the contract is valued at up to $215 million over the seven-year life of the program, orders under this program, including the $5.0 million award, have totaled only $11.8 million as of March 31, 2006.

Although we are not actively pursuing commercial contract work our one remaining commercial contract accounted for revenue of $618,500 for the three months ended March 31, 2006 compared to $484,667 for the three months ended March 31, 2005.

CPI Aerostructures, Inc.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit

Gross profit for the three months ended March 31, 2006 was $965,191 compared to $1,822,117 for the three months ended March 31, 2005, a decrease of $856,926 or 47%. Gross profit as a percentage of revenue for the three months ended March 31, 2006 was 19% compared to 29% for the same period last year. The decrease in gross profit percentage is the result of factory overhead and labor costs remaining essentially the same with a lower level of revenue for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. As previously reported, we have maintained our factory overhead and labor cost structure in anticipation of releases on contracts that we have already been awarded, including the C-5 TOP contract, as well as additional awards on some of our major outstanding bids. If these events are not forthcoming, we expect that we will need to reduce our expenses in future periods.

    Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2006 were $848,297 compared to $889,461 for the three months ended March 31, 2005, a decrease of $41,164, or 4.6%. This decrease was primarily due to a decrease in auto and travel expenses of approximately $46,000, a decrease in accounting and legal fees of approximately $41,000, the elimination of officers’ bonuses of $44,000, offset by the recording of non-cash compensation of approximately $99,000 related to stock options as required pursuant to SFAS 123R as described in Note 2 of the Condensed Financial Statements.

    Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended March 31, 2006 was $116,894, compared to $932,656, for the three months ended March 31, 2005, a decrease of $815,762, or 87.5%.The decrease was due to the decrease in gross profit described above.

    Provision for Income Taxes

We recorded a provision for income taxes of $48,000 for the three months ended March 31, 2006 as compared to $354,000 recorded in the same period last year. The decrease in the provision for income taxes is the result of the decrease in income described above.

    Net Income

As a result, basic net income for the three months ended March 31, 2006 was $68,894, or $0.01 per share, compared to $578,656, or $0.11 per share, for the three months ended March 31, 2005. Diluted income per share for the three months ended March 31, 2006 was $0.01, calculated utilizing 6,126,967 diluted average shares outstanding for the period, compared to diluted income per share of $0.09, calculated utilizing 6,167,995 diluted average shares outstanding for the same period last year.

Liquidity and Capital Resources

General

At March 31, 2006, we had working capital of $26,259,343 compared to $24,889,661 at March 31, 2005, an increase of $1,369,682, or 6%.

Cash Flow

A large portion of our cash is used in paying for materials and processing costs associated with contracts that are in process and which do not provide for progress payments. Additionally, contracts

CPI Aerostructures, Inc.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

that permit us to bill on a progress basis must be classified as ‘‘on time’’ for us to apply for progress payments. Due to some delays in deliveries from three of our approximately 100 vendors, we are presently late on two of our contracts, which precludes us from applying for progress payments on these contracts. During the year ended December 31, 2005, we incurred approximately $2,358,000 of costs related to contracts in excess of the amounts that we were permitted to bill on such contracts. These costs are components of ‘‘Costs and estimated earnings in excess of billings on uncompleted contracts’’ on our balance sheet and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms.

During the three months ended March 31, 2006, we billed approximately $1,104,000 on contracts in excess of the costs incurred during the period, which is a partial recovery of the amounts described above.

Because the POC method of accounting requires us to use estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by us during any reporting period. Accordingly, it is possible that we may have a shortfall in our cash flow and may need to borrow money until the reported earnings materialize into actual cash receipts.

JP Morgan Chase Credit Facility

In September 2003, we entered into a three year, $5.0 million revolving credit facility with JP Morgan Chase Bank, secured by our assets. The facility specifies interest rates that range between the Prime Rate and 225 basis points over LIBOR, depending on certain terms and conditions.

The facility requires us to maintain specified levels of working capital and other financial ratios, as defined. As of March 31, 2006, we were not in compliance with one of the financial covenants in the credit agreement that requires the Company to maintain a minimum level of EBITDA. JP Morgan Chase Bank has waived the breach of this covenant at March 31, 2006.

As of March 31, 2006, the Company had not borrowed any funds pursuant to this facility.

The Company’s line of credit with JPMorgan Chase expires in September 2006. We anticipate either extending the line or securing a new line of credit prior to September 2006.

We believe that our existing resources, together with the availability under our credit facility, will be sufficient to meet our current working capital needs for at least the next 12 months.

Contractual Obligations

The table below summarizes information about our contractual obligations as of March 31, 2006 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

Contractual Obligations	Payments Due By Period ($)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-Term Debt	-0-	-0-	-0-	-0-	-0-
Long-Term Obligations	101,297	75,398	25,899	-0-	-0-
Operating Leases	3,827,393	389,147	813,667	863,220	1,761,359
Employment Agreement Compensation *	1,105,053	780,190	324,863	-0-	-0-
Total Contractual Cash Obligations	5,033,743	1,244,735	1,164,429	863,220	1,761,359

*    The employment agreements provide for bonus payments that are excluded from these amounts.

CPI Aerostructures, Inc.

Item 3 — Quantitative and Qualitative Disclosure About Market Risk

None

Item 4 — Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures was made as of March 31, 2006 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. During the first quarter of 2006, we remediated the material weakness identified by our independent registered public accounting firm and discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2005. This material weakness related to our internal failure to detect that (i) costs incurred, revenue recognized and billing to the customer on certain contracts during the year ended December 31, 2005 were not recognized properly due to an error made during our conversion from a manual accounting system to MAPICS, an enterprise-wide electronic processing system, and that (ii) there had been a misapplication of percentage of completion accounting with respect to our commercial contract. To remediate the material weakness, our senior management implemented a new procedure and began monitoring all costs and control total amounts generated through the MAPICS system and related to billings and expenses and cross checked such amounts to the general ledger and the applicable master job cost sheet. Senior management is continually monitoring the effectiveness of the remedial measures to ensure the effectiveness of our disclosure controls and procedures for future periods. With these remedial actions in place, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2006 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934.

During the most recently completed fiscal quarter, except as described above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CPI Aerostructures, Inc.

Part II:    Other Information

Item 2 — Unregistered Sales of Equity Securities

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price Afforded To Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, Terms of Exercise or Conversion
2/16/06	Common Stock	3,000	Common stock issued upon exercise of options; $19,050 cash consideration received by the Company	4(2)	N/A

Item 5 — Other Information

None

Item 6 — Exhibits

Exhibit 31.1	Section 302 Certification by Chief Executive Officer
Exhibit 31.2	Section 302 Certification by Chief Financial Officer
Exhibit 32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

By:	/s/ Edward J. Fred
Edward J. Fred Chief Executive Officer, President, and Secretary Dated: May 12, 2006
By:	/s/ Vincent Palazzolo
Vincent Palazzolo Chief Financial Officer Dated: May 12, 2006