Form 10-Q
period 2006-06-30
CPI AEROSTRUCTURES INC
filed 2006-08-14
CIK 889348

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006	Commission File Number 1-11398

CPI AEROSTRUCTURES, INC.

(Exact name of registrant as specified in its charter)

New York	11-2520310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
60 Heartland Blvd., Edgewood, NY	11717
(Address of principal executive offices)	(zip code)

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

As of August 10, 2006, the number of shares of common stock, par value $.001 per share, outstanding was 5,447,042.

Part I:    Financial Information:

Item 1 — Financial Statements:

CPI AEROSTRUCTURES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)	(Note 1)
ASSETS
Current Assets:
Cash	$422,150	$877,182
Accounts receivable	2,218,412	1,849,796
Costs and estimated earnings in excess of billings on uncompleted contracts	25,217,884	28,389,202
Prepaid expenses and other current assets	158,137	342,165
Refundable income taxes	890,281	—
Total current assets	28,906,864	31,458,345
Plant and equipment, net	910,053	962,209
Other assets	255,593	267,230
Total Assets	$30,072,510	$32,687,784
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,225,202	$4,559,181
Accrued expenses and other current liabilities	530,595	648,521
Current portion of long-term debt	72,502	87,617
Income taxes payable	—	133,110
Total current liabilities	3,828,299	5,428,429
Long-term debt, net of current portion	9,554	42,188
Other liabilities	76,720	54,895
Total Liabilities	3,914,573	5,525,512
Commitments
Shareholders’ Equity:
Common stock – $.001 par value; authorized 50,000,000 shares, issued 5,478,057 and 5,475,057 shares, respectively, and outstanding 5,447,042 and 5,444,042 shares, respectively	5,478	5,475
Additional paid-in capital	23,028,237	22,768,135
Retained earnings	3,445,078	4,709,518
Treasury stock, 31,015 shares of common stock (at cost)	(320,856)	(320,856)
Total Shareholders’ Equity	26,157,937	27,162,272
Total Liabilities and Shareholders’ Equity	$30,072,510	$32,687,784

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenue	$2,457,016	$6,313,432	$7,487,210	$12,558,534
Cost of sales	3,361,506	4,570,799	7,426,508	8,993,784
Gross profit (loss)	(904,490)	1,742,633	60,702	3,564,750
Selling, general and administrative expenses	1,133,844	877,440	1,982,142	1,766,901
Income (loss) before provision for (benefit from) income taxes	(2,038,334)	865,193	(1,921,440)	1,797,849
Provision for (benefit from) income taxes	(705,000)	356,000	(657,000)	710,000
Net income (loss)	$(1,333,334)	$509,193	$(1,264,440)	$1,087,849
Income (loss) per common share – basic	$(0.24)	$0.09	$(0.23)	$0.20
Income (loss) per common share – diluted	$(0.24)	$0.08	$(0.23)	$0.18
Shares used in computing earnings (loss) per common share:
Basic	5,447,042	5,419,235	5,446,263	5,418,273
Diluted	5,447,042	6,092,287	5,446,263	6,128,650

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,264,440)	$1,087,849
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	103,249	94,204
Deferred rent	21,825	27,448
Stock-based compensation expense	252,425	—
Tax benefit from stock option exercise	(4,600)	—
Deferred portion of provision for income taxes	(48,000)	36,000
Changes in operating assets and liabilities: Increase in accounts receivable	(368,616)	(361,569)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	3,171,318	(390,102)
Decrease in prepaid expenses and other assets	195,663	3,936
Increase in refundable income taxes	(890,281)	—
Decrease in accounts payable, accrued expenses and other current liabilities	(1,415,273)	(1,235,849)
Increase (decrease) in income taxes payable	(133,110)	174,000
Net cash used in operating activities	(379,840)	(564,083)
Cash used in investing activities – purchase of plant and equipment	(51,093)	(189,768)
Cash flows from financing activities:
Net repayment of long-term debt	(47,749)	(41,459)
Proceeds from exercise of stock options	19,050	39,340
Tax benefit from stock option exercise	4,600	—
Net cash used in financing activities	(24,099)	(2,119)
Net decrease in cash	(455,032)	(755,970)
Cash at beginning of period	877,182	1,756,350
Cash at end of period	$422,150	$1,000,380
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,117	$9,234
Income taxes	$403,093	$500,000

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Interim Financial Statements:

The financial statements of CPI Aerostructures, Inc. (‘‘the Company’’) as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 are unaudited, however, in the opinion of the management of the Company, these financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and its results of operations and cash flows. The results of operations for such interim periods are not necessarily indicative of the results to be obtained for a full year.

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

2. Stock-Based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with Statement of Financial Accounting Standard (‘‘SFAS’’) No. 123R, ‘‘Share-Based Payment.’’ Prior to January 1, 2006 the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plans using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS No. 123 and 148. The Company has adopted the modified prospective transition method provided under SFAS 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options in the three and six month periods ended June 30, 2006 includes: (1) period expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (2) expense related to all stock option awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of the adoption of SFAS 123R, the Company’s net loss for the three months and six months ended June 30, 2006 includes approximately $154,000 and $252,000, respectively, of non-cash compensation expense related to the Company’s stock options. The non-cash compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expense. Prior to the Company’s adoption of SFAS 123R, the Company presented tax benefits resulting from the exercise of stock options as cash flows from operating activities on the Company’s consolidated statements of cash flows. SFAS 123R requires cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities.

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

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

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

At June 30, 2006, the Company had 285 options available for grant under the 1995 Plan, 666 options available for grant under the 1998 Plan, and 313,025 options available for grant under the 2000 Plan.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. The following weighted−average assumptions were used for option grants during the three month and six month periods ended June 30, 2006 and 2005:

	June 30,
	2006	2005
Risk-free interest rate	4.2%	3.9%
Expected volatility	22%	32%
Dividend yield	0%	0%
Expected option term	5 years	5 years

The risk free interest rate for the six months ended June 30, 2006 and 2005 is based on the 5 year U.S. Treasury note rate on the day of grant. The expected volatility computation is based on the average of the volatility over the most recent two year period. The Company has never paid a dividend, and is not expected to pay a dividend in the foreseeable future, therefore the dividend yield is assumed to be zero.

A summary of the status of the Company’s stock option plans as of June 30, 2006 and changes during the period is as follows:

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

Fixed Options	Options	Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	1,130,085	$4.89
Granted during period	85,000	8.57
Exercised	(3,000)	6.35
Forfeited/Expired	—
Outstanding and vested at end of period	1,212,085	$5.14	4.80	$3,258,419

The weighted-average fair value of each option granted during the six months ended June 30, 2006 and 2005, estimated as of the grant date using the Black-Scholes option valuation model was $2.45 and $3.49, respectively.

As of June 30, 2006 there was no unrecognized compensation cost related to non-vested stock option awards.

The net income for the three months and six months ended June 30, 2005 does not include any compensation charges related to options granted to employees. The following table illustrates the pro forma effect on net loss and loss per share assuming the Company had applied the fair value recognition provisions of SFAS 123 instead of the intrinsic value method under APB No. 25 to stock-based employee compensation for the three month and six month periods ended June 30, 2005:

	Three Months	Six Months
Net income, as reported	$509,193	$1,087,849
Stock compensation expense	195,221	330,630
Net income, pro forma	$313,972	$757,219
Basic net income per common share, as reported	$0.09	$0.20
Diluted net income per common share, as reported	$0.08	$0.18
Basic net income per common share, pro forma	$0.06	$0.14
Diluted net income per common share, pro forma	$0.05	$0.12

Cash received from stock option exercises for the six months ended June 30, 2006 and 2005 was $19,050 and $39,340, respectively. The income tax benefit from stock option exercises totaled $4,600 and $31,200 for the six months ended June 30, 2006 and 2005, respectively.

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

3. Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts:

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	June 30, 2006
	U.S. Government	Commercial	Total
Costs incurred on uncompleted contracts	$43,737,169	$14,959,849	$58,697,018
Estimated earnings	25,191,793	6,512,869	31,704,662
	68,928,962	21,472,718	90,401,680
Less billings to date	45,700,595	19,483,201	65,183,796
Costs and estimated earnings in excess of billings on uncompleted contracts	$23,228,367	$1,989,517	$25,217,884

	December 31, 2005
	U.S. Government	Commercial	Total
Costs incurred on uncompleted contracts	$41,075,851	$14,400,603	$55,476,454
Estimated earnings	25,430,030	6,273,397	31,703,427
	66,505,881	20,674,000	87,179,881
Less billings to date	39,878,934	18,911,745	58,790,679
Costs and estimated earnings in excess of billings on uncompleted contracts	$26,626,947	$1,762,255	$28,389,202

4. Income Per Common Share:

Basic income per common share is computed using the weighted average number of shares outstanding. Diluted income per common share for the three month and six month periods ended June 30, 2005 is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 673,051 were used in the calculation of diluted income per common share in the six month period ended June 30, 2005. Incremental shares of 100,000 were not included in the diluted earnings per share calculations at June 30, 2005 as their exercise price was in excess of the Company’s stock price at the end of each respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive. Incremental shares of 865,277 were not included in the diluted earnings per share calculation at June 30, 2006 because of the reported net loss, and accordingly their effect would be anti-dilutive.

5. Credit Facility:

In September 2003, the Company entered into a three year, $5.0 million revolving credit facility with JP Morgan Chase Bank, secured by the assets of the Company. The facility specifies interest rates that range between the Prime Rate and 225 basis points over LIBOR, depending on certain terms and conditions.

The facility requires the Company to maintain specified levels of working capital and other financial ratios, as defined. As of June 30, 2006, the Company was not in compliance with the financial covenants in the credit agreement. JP Morgan Chase Bank has waived the breach of these covenants at June 30, 2006.

As of June 30, 2006, the Company had not borrowed any funds pursuant to this facility.

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

We compete with other prime contractors to win contracts through a process of competitive bidding. Notwithstanding defense budget increases and the Department of Defense’s commitment to maintaining support for aging aircraft, as affirmed in the DoD’s 2006 Quadrennial Defense Review, there has been a significant slowdown in government contract awards as well as releases under previously awarded contracts. Faced with the uncertainties of appropriations and time of contract awards and releases under previously awarded contracts, a key element of our strategy has been to expand our activities to include operating as a subcontractor to leading aerospace prime contractors. While the slowdown in government contract awards also has affected these prime contractors, because they are able to bid on and receive contract awards for different programs than we are, we believe that pursuing such opportunities will enable us to access programs that we would not otherwise be able to given our smaller size and resources. By increasing our customer base, we are positioned to take advantage of additional market opportunities and reduce the impact of the slowdown in government contract awards and releases. These subcontracting opportunities have begun to materialize, and we have been awarded some initial subcontracts. We currently have proposals submitted to multiple prime contractors, and while we cannot predict the timing of awards, our outstanding proposals are significant.

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

Critical Accounting Policies

Revenue Recognition

We recognize revenue from our contracts over the contractual period under the percentage-of-completion (POC) method of accounting. Under the POC method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs

CPI AEROSTRUCTURES, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned ‘‘Costs and estimated earnings in excess of billings on uncompleted contracts.’’ Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned ‘‘Billings in excess of costs and estimated earnings on uncompleted contracts.’’ Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period the change becomes known. When the current estimates of total contract revenue and contract costs indicate a loss, a provision for the entire estimated loss on the contract is recorded. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by us during any reporting period. We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however, we cannot assure you that our estimates will be accurate. If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods. Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to pay taxes until the reported earnings materialize to actual cash receipts.

Share-Based Payment

Effective January 1, 2006, the Company adopted SFAS No. 123 R, ‘‘Share-Based Payment’’ for employee options, using the modified prospective transition method. SFAS 123 R revised SFAS 123 to eliminate the option to use the intrinsic value method and required the Company to expense the fair value of all employee stock-based compensation over the vesting period. Under the modified prospective transition method, the Company recognized compensation cost for the six months ended June 30, 2006, which includes (1) period compensation cost related to share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (2) compensation cost related to share-based payments granted within the period, which vested fully upon grant. In accordance with the modified prospective method, the Company has not restated prior period results.

Results of Operations

Revenue

Revenue for the three months ended June 30, 2006 was $2,457,016 compared to $6,313,432 for the same period last year, representing a decrease of $3,856,416 or 61%. For the six months ended June 30, 2006, revenue decreased $5,071,324, or 40% to $7,487,210, compared to $12,558,534 for the same period last year.

During the most recent quarter, we were plagued by problems with some of our suppliers, including delays and poor workmanship which caused us to incur significant overtime and rework costs. We were unable to recognize approximately $1.8 million of revenue during the second quarter of 2006 due to supplier delays in delivering approximately $1 million of products that were scheduled to be delivered during the second quarter. The deliveries are expected to be made in the third quarter of 2006 and, accordingly this revenue should be recognized in the third quarter. Additionally, rework costs have required us to adjust our ‘‘costs to complete’’ in computing our revenue under the percentage of completion (‘‘POC’’) method of accounting. Delays from the supplier that supplies castings for our T-38 program required us to work overtime to finish the castings ourselves in order to maintain the delivery schedule. As a result, the gross margin on this program decreased by 3% in the

CPI AEROSTRUCTURES, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

current quarter and resulted in a current period ‘‘costs to complete’’ adjustment of approximately $1,200,000. An adjustment to the costs to complete not only reduces revenue, because the higher overall cost results in a lower percentage of completion, but also reduces the overall gross margin, as cost of sales will be higher than originally estimated. In addition, two of our bonding suppliers were late in delivering products to us and have also delivered products that we needed to rework and finish in-house, and a third bonding supplier is going out of business, which resulted in a current period ‘‘costs to complete’’ adjustment of approximately $500,000.

We generate revenue primarily from government contracts and to a lesser extent from one commercial contract. Revenue from government contracts for the six months ended June 30, 2006 was $6,688,492 compared to $12,074,167 for the six months ended June 30, 2005, a decrease of $5,385,675 or 45%. This decrease was due to fewer contracts in 2006 as compared to 2005, which resulted from the overall slowdown in the government contract award process and smaller than anticipated releases on our multiyear contracts, including the C-5 TOP contract that we were awarded in May 2004, as well as the supplier problems described above.

During the six months ended June 30, 2006, we received new contract awards of $7,941,341. Included in this amount is approximately $5.0 million related to the C-5 TOP contract. Although the contract is valued at up to $215 million over the seven-year life of the program, orders under this program, including the $5.0 million award, have totaled only $11.8 million as of June 30, 2006. As of June 30, 2006, we had over $290 million in bids outstanding, representing 35% of the 2005 solicitations and 65% of the 2006 solicitations. We continue to make bids on contracts on a weekly basis.

Although we are not actively pursuing commercial contract work, our one remaining commercial contract accounted for revenue of $798,718 for the six months ended June 30, 2006 compared to $484,667 for the six months ended June 30, 2005.

Gross Profit

Gross profit (loss) for the three months ended June 30, 2006 was $(904,490) compared to $1,742,633 for the three months ended June 30, 1005, a decrease of $2,647,123. As a percentage of revenue, gross loss for the three months ended June 30, 2006 was (37%) compared to gross profit of 28% for the same period last year. For the six months ended June 30, 2006, gross profit was $60,702, or 1% of revenue, compared with $3,564,750, or 28% of revenue for the first six months of last year. The decrease in gross profit percentage was due to the rework and overtime costs described above.

As previously reported, we had maintained our overhead levels in anticipation of new awards and releases on contracts we had already been awarded. Since these awards and releases have not materialized to increase profitability, at the end of the second quarter, we reduced our staff by approximately 12%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2006 were $1,133,844 compared to $877,440 for the three months ended June 30, 2005, an increase of $256,404, or 29%. For the six months ended June 30, 2006, selling, general and administrative expenses were $1,982,142 compared to $1,766,901 for the same period last year, an increase of $215,241, or 12%. These increases were primarily due to recording non-cash compensation of approximately $252,000 related to stock options as required pursuant to SFAS 123R as described in Note 2 of the Condensed Financial Statements.

Income (Loss) Before Provision for (Benefit from) Income Taxes

Loss before benefit from income taxes for the three months ended June 30, 2006 was $2,038,334 compared to income before provision for income taxes of $865,193 for the same period last year, a

CPI AEROSTRUCTURES, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

decrease of $2,903,527. For the six months ended June 30, 2006, loss before benefit from income taxes was $1,921,440 compared with income before provision for income taxes of $1,797,849 for the same period last year, a decrease of $3,719,289. The decrease was primarily due to the decrease in gross profit described above.

Provision for (Benefit from) Income Taxes

There was a benefit from income taxes for the three months ended June 30, 2006 of $705,000, which was the result of a recovery of taxes expensed in the first quarter of 2006, as well as federal taxes paid in 2005 which are refundable through the filing of a carryback claim. There was a benefit from income taxes of $657,000 for the six months ended June 30, 2006, which was the result of the refundable 2005 taxes paid. This compares to $356,000 and $710,000 recorded for the three and six months ended June 30, 2005, respectively.

Net Income (Loss)

As a result, basic net loss for the three months ended June 30, 2006 was $1,333,334, or $0.24 per basic share, compared to net income of $509,193, or $0.09 per basic share, for the same period last year. For the six months ended June 30, 2006, basic net loss was $1,264,440, or $0.23 per basic share, compared with net income of $1,087,849, or $0.20 per basic share for the same period last year. Diluted loss per share for the three months ended June 30, 2005 was $0.08, calculated utilizing 6,092,287 diluted average shares outstanding. Diluted income per share for the six months ended June 30, 2005 was $0.18, calculated utilizing 6,128,560 diluted average shares outstanding. Diluted loss per share for the three and six months ended June 30, 2006 is the same as basic loss per share because the effect of 865,277 incremental shares were not taken into account as such effect would be anti-dilutive.

Liquidity and Capital Resources

General

At June 30, 2006, we had working capital of $25,078,565 compared to $26,029,916 at December 31, 2005, a decrease of $951,351, or 4%.

Cash Flow

A large portion of our cash is used in paying for materials and processing costs associated with contracts that are in process and which do not provide for progress payments. Additionally, contracts that permit us to bill on a progress basis must be classified as ‘‘on time’’ for us to apply for progress payments. Due to delays in deliveries from some of our suppliers, we are presently late on two of our contracts for which progress payments are available. Accordingly, we are precluded from applying for progress payments on these contracts. During the year ended December 31, 2005, we incurred approximately $2,358,000 of costs related to contracts in excess of the amounts that we were permitted to bill on such contracts. These costs are components of ‘‘Costs and estimated earnings in excess of billings on uncompleted contracts’’ on our balance sheet and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms.

During the six months ended June 30, 2006, we billed approximately $2,700,000 on contracts in excess of the costs incurred during the period, which is a recovery of the amounts described above.

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

The facility requires us to maintain specified levels of working capital and other financial ratios, as defined. As of June 30, 2006, we were not in compliance the financial covenants in the credit agreement. JP Morgan Chase Bank has waived the breach of these covenants at June 30, 2006.

As of June 30, 2006, the Company had not borrowed any funds pursuant to this facility.

The Company’s line of credit with JPMorgan Chase expires in September 2006. We anticipate either extending the line or securing a new line of credit prior to its expiration.

We believe that our existing resources, together with the availability under our credit facility, will be sufficient to meet our current working capital needs for at least the next 12 months.

Contractual Obligations

The table below summarizes information about our contractual obligations as of June 30, 2006 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

Contractual Obligations	Payments Due By Period ($)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-Term Debt	-0-	-0-	-0-	-0-	-0-
Long-Term Obligations	82,055	72,502	9,553	-0-	-0-
Operating Leases	3,730,830	392,044	819,724	869,645	1,649,417
Employment Agreement Compensation *	216,575	216,575	-0-	-0-	-0-
Total Contractual Cash Obligations	4,029,460	681,121	829,277	869,645	1,649,417

*    The employment agreements provide for bonus payments that are excluded from these amounts.

Item 3 — Quantitative and Qualitative Disclosure About Market Risk

None

Item 4 — Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures was made as of June 30, 2006 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. During the first quarter of 2006, we remediated the material weakness identified by our independent registered public accounting firm and discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2005. This material weakness related to our internal failure to detect that (i) costs incurred, revenue recognized and

CPI AEROSTRUCTURES, INC

billing to the customer on certain contracts during the year ended December 31, 2005 were not recognized properly due to an error made during our conversion from a manual accounting system to MAPICS, an enterprise-wide electronic processing system, and that (ii) there had been a misapplication of percentage of completion accounting with respect to our commercial contract. To remediate the material weakness, our senior management implemented a new procedure and began monitoring all costs and control total amounts generated through the MAPICS system and related to billings and expenses and cross checked such amounts to the general ledger and the applicable master job cost sheet. Senior management is continually monitoring the effectiveness of the remedial measures to ensure the effectiveness of our disclosure controls and procedures for future periods. With these remedial actions in place, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2006 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934.

During the most recently completed fiscal quarter, except as described above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CPI AEROSTRUCTURES, INC

Part II:    Other Information

Item 1A — Risk Factors

There are no material changes from the risk factors set forth in Item 1A, ‘‘Risk Factors,’’ of our Annual Report on Form 10-K for the year ended December 31, 2005. Please refer to that section for disclosures regarding the risks and uncertainties to our business.

Item 2 — Unregistered Sales of Equity Securities

None

Item 4 — Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 13, 2006. At the meeting, the directors nominated for election, Eric Rosenfeld and Walter Paulick, were reelected to a three year term expiring in 2009, receiving the number of votes as follows:

Name	Votes for	Authority Withheld
Eric Rosenfeld	4,965,217	44,447
Walter Paulick	4,935,155	74,509

The terms of office of Edward Fred and Arthur August will expire at the Annual Meeting of Shareholders to be held in 2007. The term of office of Kenneth McSweeney will expire at the Annual Meeting of Shareholders to be held in 2008.

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

CPI AEROSTRUCTURES, INC.
By:	/S/ Edward J. Fred
Edward J. Fred Chief Executive Officer, President, and Secretary Dated:August 11, 2006
By:	/S/ Vincent Palazzolo
Vincent Palazzolo Chief Financial Officer Dated: August 11, 2006