Form 10-Q
period 2006-09-30
CPI AEROSTRUCTURES INC
filed 2006-11-14
CIK 889348

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                          Commission File Number 1-11398
ended September 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of November 10, 2006, the number of shares of common stock, par value $.001 per share, outstanding was 5,447,042.

                                                                           INDEX
--------------------------------------------------------------------------------

Part I:  Financial Information:

     Item 1 - Condensed Financial Statements:

     Condensed Balance Sheets as of September 30, 2006 (Unaudited) and
        December 31, 2005                                                     3

     Condensed Statements of Operations for the Three Months and Nine
        Months ended September 30, 2006 (Unaudited) and 2005 (Unaudited)      4

     Condensed Statements of Cash Flows for the Nine Months ended
        September 30, 2006 (Unaudited) and 2005 (Unaudited)                   5

     Notes to Condensed Financial Statements (Unaudited)                      6

     Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  12

     Item 3 - Quantitative and Qualitative Disclosures About Market
        Risk                                                                 18

     Item 4 - Controls and Procedures                                        18

Part II.  Other Information

     Item 1A. - Risk Factors                                                 19

     Item 2 - Unregistered Sales of Equity Securities                        19

     Item 6 - Exhibits                                                       19

     Signatures and Certifications                                           20

PART I: FINANCIAL INFORMATION:

ITEM 1 - FINANCIAL STATEMENTS:

                                                        CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                                         2006           2005
                                                                                     (UNAUDITED)      (NOTE 1)
                                                                                    -------------   ------------

ASSETS
Current Assets:
   Cash                                                                              $    85,412     $   877,182
   Accounts receivable                                                                 2,016,089       1,849,796
   Costs and estimated earnings in excess of billings on uncompleted
       contracts                                                                      26,272,509      28,389,202
   Prepaid expenses and other current assets                                             136,008         342,165
   Refundable income taxes                                                               878,987              --
                                                                                     -----------     -----------
      TOTAL CURRENT ASSETS                                                            29,389,005      31,458,345
Plant and equipment, net                                                                 894,110         962,209
Other assets                                                                             249,775         267,230
                                                                                     -----------     -----------
      TOTAL ASSETS                                                                   $30,532,890     $32,687,784
                                                                                     ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $ 3,347,959     $ 4,559,181
   Accrued expenses and other current liabilities                                        541,899         648,521
   Current portion of long-term debt                                                      57,568          87,617
   Line of credit                                                                        350,000              --
   Income taxes payable                                                                       --         133,110
                                                                                     -----------     -----------
      TOTAL CURRENT LIABILITIES                                                        4,297,426       5,428,429
Long-term debt, net of current portion                                                     2,474          42,188
Other liabilities                                                                         87,630          54,895
                                                                                     -----------     -----------
      TOTAL LIABILITIES                                                                4,387,530       5,525,512
                                                                                     ===========     ===========
Commitments
Shareholders' Equity:
   Common stock - $.001 par value; authorized 50,000,000 shares, issued 5,478,057 and 5,475,057 shares, respectively, and
      outstanding 5,447,042 and 5,444,042 shares, respectively                             5,478           5,475
   Additional paid-in capital                                                         23,028,237      22,768,135
    Retained earnings                                                                  3,432,501       4,709,518
   Treasury stock, 31,015 shares of common stock (at cost)                              (320,856)       (320,856)
                                                                                     -----------     -----------
      TOTAL SHAREHOLDERS' EQUITY                                                      26,145,360      27,162,272
                                                                                     -----------     -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $30,532,890     $32,687,784
                                                                                     ===========     ===========

                                     See Notes to Condensed Financial Statements

                                              CONDENSED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                             FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                                                2006          2005           2006            2005
                                                                     (UNAUDITED)                  (UNAUDITED)
                                                             --------------------------   ---------------------------

Revenue                                                      $4,412,931     $6,452,246    $11,900,141    $19,010,780
Cost of sales                                                 3,651,385      4,769,256     11,077,893     13,763,040
                                                             ----------     ----------    -----------    -----------
Gross profit                                                    761,546      1,682,990        822,248      5,247,740
Selling, general and administrative expenses                    774,123        803,492      2,756,265      2,570,393
                                                             ----------     ----------    -----------    -----------
Income (loss) before provision for (benefit from)
   income taxes                                                 (12,577)       879,498     (1,934,017)     2,677,347
                                                             ----------     ----------    -----------    -----------
Provision for (benefit from) income taxes                            --        331,000       (657,000)     1,041,000
                                                             ----------     ----------    -----------    -----------
Net income (loss)                                            $  (12,577)    $  548,498    $(1,277,017)   $ 1,636,347
Income (loss) per common share - basic                       $     0.00     $     0.10    $     (0.23)   $      0.30
Income (loss) per common share - diluted                     $     0.00     $     0.09    $     (0.23)   $      0.27
                                                             ==========     ==========    ===========    ===========
Shares used in computing earnings (loss) per common share:
   Basic                                                      5,447,042      5,421,650      5,446,526      5,419,411
   Diluted                                                    5,447,042      6,115,014      5,446,526      6,120,977
                                                             ----------     ----------    -----------    -----------

                                     See Notes to Condensed Financial Statements

                                              CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                         2006          2005
-------------------------------------------------------------------------   -----------   -----------

                                                                                   (UNAUDITED)
Cash flows from operating activities:
   Net income (loss)                                                        $(1,277,017)  $ 1,636,347
   Adjustments to reconcile net income to net
   cash used in operating activities:
      Depreciation and amortization                                             158,633       143,685
      Deferred rent                                                              21,822        41,172
      Stock-based compensation expense                                          241,054            --
      Tax benefit from stock option exercise                                     (4,600)           --
      Deferred portion of provision for income taxes                            (48,000)       36,000
      Changes in operating assets and liabilities:
         Increase in accounts receivable                                       (166,293)     (116,745)
         (Increase) decrease in costs and estimated earnings in excess of
            billings on uncompleted contracts                                 2,116,692    (1,841,575)
         Decrease in prepaid expenses and other assets                          223,612        48,484
         Increase in refundable income taxes                                   (878,987)           --
         Decrease in accounts payable, accrued expenses and other current
            liabilities                                                      (1,258,931)   (1,000,878)
         Increase (decrease) in income taxes payable                           (133,110)      330,000
                                                                            -----------   -----------
            Net cash used in operating activities                            (1,005,125)     (723,510)
                                                                            -----------   -----------
Cash used in investing activities - purchase of plant and equipment             (90,532)     (255,581)
                                                                            -----------   -----------
Cash flows from financing activities:
   Net repayment of long-term debt                                              (69,763)      (51,570)
   Proceeds from line of credit                                                 350,000            --
   Proceeds from exercise of stock options                                       19,050        47,591
   Tax benefit from stock option exercise                                         4,600            --
                                                                            -----------   -----------
            Net cash provided by (used in) financing activities                 303,887        (3,979)
                                                                            -----------   -----------
Net decrease in cash                                                           (791,770)     (983,070)
Cash at beginning of period                                                     877,182     1,756,350
                                                                            -----------   -----------
Cash at end of period                                                       $    85,412   $   773,280
                                                                            ===========   ===========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                                                 $     8,891   $    10,739
                                                                            ===========   ===========
   Income taxes                                                             $   403,093   $   675,000
                                                                            ===========   ===========

                                     See Notes to Condensed Financial Statements

                             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   INTERIM FINANCIAL           The financial statements of CPI Aerostructures,
     STATEMENTS:                 Inc. ("the Company") as of September 30, 2006
                                 and for the three and nine months ended
                                 September 30, 2006 and 2005 are unaudited,
                                 however, in the opinion of the management of
                                 the Company, these financial statements reflect
                                 all adjustments (consisting solely of normal
                                 recurring adjustments) necessary to present
                                 fairly the financial position of the Company
                                 and its results of operations and cash flows.
                                 The results of operations for such interim
                                 periods are not necessarily indicative of the
                                 results to be obtained for a full year.

                                 The balance sheet at December 31, 2005 has been
                                 derived from the audited financial statements
                                 at that date but does not include all of the
                                 information and notes required by accounting
                                 principles generally accepted in the United
                                 States for complete financial statements. For
                                 further information, refer to the financial
                                 statements and notes thereto included in the
                                 Company's Annual Report on Form 10-K for the
                                 year ended December 31, 2005.

                                 Certain reclassifications have been made in the
                                 prior period financial statements to conform to
                                 the current period presentation.

2.   STOCK-BASED COMPENSATION    Effective January 1, 2006, the Company began
                                 recording compensation expense associated with
                                 stock options in accordance with Statement of
                                 Financial Accounting Standard ("SFAS") No.
                                 123R, "Share-Based Payment." Prior to January
                                 1, 2006 the Company accounted for stock-based
                                 compensation related to stock options under the
                                 recognition and measurement principles of
                                 Accounting Principles Board Opinion No. 25;
                                 therefore, the Company measured compensation
                                 expense for its stock option plans using the
                                 intrinsic value method, that is, as the excess,
                                 if any, of the fair market value of the
                                 Company's stock at the grant date over the
                                 amount required to be paid to acquire the
                                 stock, and provided the disclosures required by
                                 SFAS No. 123 and 148. The Company has adopted
                                 the modified prospective transition method
                                 provided under SFAS 123R, and as a result, has
                                 not retroactively adjusted results from prior
                                 periods. Under this transition method,
                                 compensation expense associated with stock
                                 options in the three and nine month periods
                                 ended September 30, 2006 includes: (1) period
                                 expense related to the remaining unvested
                                 portion of all stock option awards granted
                                 prior to January 1, 2006, based on the grant
                                 date fair value estimated in accordance with
                                 the original provisions of SFAS 123; and (2)
                                 expense related to all stock option awards
                                 granted subsequent to January 1, 2006, based on
                                 the grant date fair value estimated in
                                 accordance with the provisions of SFAS 123R.

                                 As a result of the adoption of SFAS 123R, the
                                 Company's net loss for the nine months ended
                                 September 30, 2006 includes approximately
                                 $252,000 of non-cash compensation expense
                                 related to the Company's stock options. The
                                 Company recorded no compensation expense
                                 related to stock options for the three month
                                 period ended September 30, 2006. The non-cash
                                 compensation expense related to all of the
                                 Company's stock-based compensation arrangements
                                 is recorded as a component of selling, general
                                 and administrative expense. Prior to the
                                 Company's adoption of SFAS 123R, the Company
                                 presented tax benefits resulting from the
                                 exercise of stock options as cash flows from
                                 operating activities on the Company's
                                 consolidated statements of cash flows. SFAS
                                 123R requires cash flows resulting from tax
                                 deductions in excess of the cumulative
                                 compensation cost recognized for options
                                 exercised (excess tax benefits) be classified
                                 as cash inflows from financing activities and
                                 cash outflows from operating activities.

                             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

                                 In November 2005, the FASB issued FASB Staff
                                 Position No. FAS 123R-3, "Transition Election
                                 Related to Accounting for the Tax Effects of
                                 Share-Based Payment Awards." The Company has
                                 elected to adopt the alternative transition
                                 method provided in the FASB Staff Position for
                                 calculating the tax effects of share-based
                                 compensation pursuant to SFAS 123R. The
                                 alternative transition method includes a
                                 simplified method to establish the beginning
                                 balance of the additional paid-in capital pool
                                 related to the tax effects of employee
                                 share-based compensation, which is available to
                                 absorb tax deficiencies recognized subsequent
                                 to the adoption of SFAS 123R.

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
                                 Company's shares on the day of issuance, except
                                 for incentive stock options granted to the
                                 Company's former president, which are
                                 exercisable at 110% of the closing price of the
                                 Company's shares on the date of issuance.

                                 In 1998, the Company adopted the 1998
                                 Performance Equity Plan (the "1998 Plan"). The
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
                                 Company's shares on the day prior to the date
                                 of issuance, except for incentive stock options
                                 granted to the Company's former president,
                                 which are exercisable at 110% of the closing
                                 price of the Company's shares on the date of
                                 issuance.

                                 In 2000, the Company adopted the Performance
                                 Equity Plan 2000 (the "2000 Plan"). The 2000
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
                                 Company's shares on the day prior to the date
                                 of issuance, except for incentive stock options
                                 granted to the Company's former president,
                                 which are exercisable at 110% of the closing
                                 price of the Company's shares on the date of
                                 issuance.

                                 At September 30, 2006, the Company had 285
                                 options available for grant under the 1995
                                 Plan, 666 options available for grant under the
                                 1998 Plan, and 313,025 options available for
                                 grant under the 2000 Plan.

                                 The estimated fair value of each option award
                                 granted was determined on the date of grant
                                 using the Black-Scholes option valuation model.
                                 The following weighted-

                             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

                                 average assumptions were used for option grants
                                 during the nine month period ended September
                                 30, 2006 and 2005:

                                                             September 30,
                                                             2006     2005
                                                           -------   ------
                                 Risk-free interest rate     4.2%    3.9%
                                 Expected volatility          22%     32%
                                 Dividend yield                0%      0%

                                 Expected option term      5 years   5years

                                 The risk free interest rate for the nine months
                                 ended September 30, 2006 and 2005 is based on
                                 the 5 year U.S. Treasury note rate on the day
                                 of grant. The expected volatility computation
                                 is based on the average of the volatility over
                                 the most recent two year period. The Company
                                 has never paid a dividend, and is not expected
                                 to pay a dividend in the foreseeable future,
                                 therefore the dividend yield is assumed to be
                                 zero.

                                 A summary of the status of the Company's stock
                                 option plans as of September 30, 2006 and
                                 changes during the period is as follows:

                                                                         Weighted        Weighted
                                                                          average   average remaining    Aggregate
                                                                         Exercise      contractual       Intrinsic
                                 Fixed Options                Options      Price     term (in years)       Value
                                 -------------------------   ---------   --------   -----------------   ----------

                                 Outstanding
                                    at beginning of period   1,130,085     $4.89
                                 Granted during period          85,000      8.57
                                 Exercised                      (3,000)     6.35
                                 Forfeited/Expired                  --
                                                             ---------     -----           ----         ----------
                                 Outstanding and vested
                                    at end of period         1,212,085     $5.14           4.55         $1,542,050
                                                             =========     =====           ====         ==========

                                 The weighted-average fair value of each option
                                 granted during the nine months ended September
                                 30, 2006 and 2005, estimated as of the grant
                                 date using the Black-Scholes option valuation
                                 model was $2.45 and $3.49, respectively.

                                 As of September 30, 2006 there was no
                                 unrecognized compensation cost related to
                                 non-vested stock option awards.

                                 The net income for the three months and nine
                                 months ended September 30, 2005 does not
                                 include any compensation charges related to
                                 options granted to employees. The following
                                 table illustrates the pro forma effect on net
                                 loss and loss per share assuming the Company
                                 had applied the fair value recognition
                                 provisions of SFAS 123 instead of the intrinsic
                                 value method under APB No. 25 to stock-based
                                 employee compensation for the three month and
                                 nine month periods ended September 30, 2005:

                             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                          Three Months   Nine Months
                                                                          ------------   -----------

                                 Net income, as reported                    $548,498      $1,636,347
                                 Stock compensation expense, net of tax       76,287         406,918
                                                                            --------      ----------
                                 Net income, pro forma                      $472,211      $1,229,429
                                                                            ========      ==========

                                 Basic net income per common share, as reported     $0.10   $0.30
                                 Diluted net income per common share, as reported   $0.09   $0.27
                                 Basic net income per common share, pro forma       $0.09   $0.23
                                 Diluted net income per common share, pro forma     $0.08   $0.20

                                 Cash received from stock option exercises for
                                 the nine months ended September 30, 2006 and
                                 2005 was $19,050 and $47,591, respectively. The
                                 income tax benefit from stock option exercises
                                 totaled $4,600 and $73,000 for the nine months
                                 ended September 30, 2006 and 2005,
                                 respectively.

                             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

3.   COSTS AND ESTIMATED         Costs and estimated earnings in excess of
     EARNINGS IN EXCESS OF       billings on uncompleted contracts consist of:
     BILLINGS ON UNCOMPLETED
     CONTRACTS:

                                                                            September 30, 2006
                                                                 ---------------------------------------
                                                                     U.S.
                                                                  Government    Commercial      Total
                                                                 -----------   -----------   -----------

                                 Costs incurred on uncompleted
                                    contracts                    $44,486,743   $15,251,819   $59,738,562
                                 Estimated earnings               26,665,989     6,639,980    33,305,969
                                                                 -----------   -----------   -----------
                                                                  71,152,732    21,891,799    93,044,531
                                 Less billings to date            47,132,716    19,639,306    66,772,022
                                                                 -----------   -----------   -----------
                                 COSTS AND ESTIMATED EARNINGS
                                    IN EXCESS OF BILLINGS ON
                                    UNCOMPLETED CONTRACTS        $24,020,016   $ 2,252,493   $26,272,509
                                                                 ===========   ===========   ===========

                                                                            December 31, 2005
                                                                 ---------------------------------------
                                                                     U.S.
                                                                  Government    Commercial      Total
                                                                 -----------   -----------   -----------

                                 Costs incurred on uncompleted
                                    contracts                    $41,075,851   $14,400,603   $55,476,454
                                 Estimated earnings               25,430,030     6,273,397    31,703,427
                                                                 -----------   -----------   -----------
                                                                  66,505,881    20,674,000    87,179,881
                                 Less billings to date            39,878,934    18,911,745    58,790,679
                                                                 -----------   -----------   -----------
                                 COSTS AND ESTIMATED EARNINGS
                                    IN EXCESS OF BILLINGS ON
                                    UNCOMPLETED CONTRACTS        $26,626,947   $ 1,762,255   $28,389,202
                                                                 ===========   ===========   ===========

                             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

4. INCOME PER COMMON SHARE:      Basic income per common share is computed using
                                 the weighted average number of shares
                                 outstanding. Diluted income per common share
                                 for the three month and nine month periods
                                 ended September 30, 2005 is computed using the
                                 weighted-average number of shares outstanding
                                 adjusted for the incremental shares attributed
                                 to outstanding options and warrants to purchase
                                 common stock. Incremental shares of 693,364 and
                                 701,566 were used in the calculation of diluted
                                 income per common share in the three month and
                                 nine month periods ended September 30, 2005,
                                 respectively. Incremental shares of 648,388 and
                                 640,186 were not included in the diluted
                                 earnings per share calculations for the three
                                 month and nine month periods ended September
                                 30, 2005, respectively, as their exercise price
                                 was in excess of the Company's average stock
                                 price for the respective period and,
                                 accordingly, these shares are not assumed to be
                                 exercised for the diluted earnings per share
                                 calculation, as they would be anti-dilutive.
                                 Incremental shares of 1,407,085 were not
                                 included in the diluted earnings per share
                                 calculation at September 30, 2006 because of
                                 the reported net loss, and accordingly their
                                 effect would be anti-dilutive.

5. CREDIT FACILITY:              In September 2003, the Company entered into a
                                 three year, $5.0 million revolving credit
                                 facility with JP Morgan Chase Bank ("Chase
                                 Facility"), secured by the assets of the
                                 Company. The facility specified interest rates
                                 ranging between the Prime Rate and 225 basis
                                 points over LIBOR, depending on certain terms
                                 and conditions.

                                 In October 2006, the Chase Facility was amended
                                 and restated to provide for a $1.0 million
                                 revolving credit facility, secured by the
                                 assets of the Company. The facility specifies
                                 an interest rate equal to the greater of (a)
                                 the prime rate and (b) the federal funds rate ,
                                 plus 0.5%. The facility expires on December 31,
                                 2006.

                                 As of September 30, 2006, the Company had
                                 borrowed $350,000 under the Chase Facility.

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

BUSINESS OPERATIONS

     The operations of CPI Aerostructures, Inc. consist of the design and production of structural aircraft parts principally for the United States Air
Force and other branches of the U.S. armed forces. We also provide aircraft parts to the commercial sector of the aircraft industry, but we are not currently pursuing business in this sector. Our strategy for growth includes de-emphasizing our commercial operations and concentrating on sales to the government and to prime contractors.

     We compete with other prime contractors to win contracts through a process of competitive bidding. Notwithstanding defense budget increases and the
Department of Defense's commitment to maintaining support for aging aircraft, as affirmed in the DoD's 2006 Quadrennial Defense Review, there has been a significant slowdown in government contract awards as well as releases under previously awarded contracts. Faced with the uncertainties of appropriations and time of contract awards and releases under previously awarded contracts, a key element of our strategy has been to expand our activities to include operating as a subcontractor to leading aerospace prime contractors. While the slowdown in government contract awards also has affected these prime contractors, because they are able to bid on and receive contract awards for different programs than we are, we believe that pursuing such opportunities will enable us to access programs that we would not otherwise be able to given our smaller size and resources. By increasing our customer base, we are positioned to take advantage of additional market opportunities and reduce the impact of the slowdown in government contract awards and releases. These subcontracting opportunities have begun to materialize, and we have been awarded some subcontracts. We currently have proposals submitted to multiple prime contractors, and while we cannot predict the timing of awards, our outstanding proposals are significant.

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
Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned "Billings in excess of costs and estimated earnings on uncompleted contracts." Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period the change becomes known. When the current estimates of total contract revenue and contract costs indicate a loss, a provision for the entire estimated loss on the contract is recorded. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings as reported and actual cash received by us during any reporting period. We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however, we cannot assure you that our estimates will be accurate. If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods.
Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to pay taxes until the reported earnings materialize to actual cash receipts.

SHARE-BASED PAYMENT

Effective January 1, 2006, the Company adopted SFAS No. 123 R, "Share-Based
Payment" for employee options, using the modified prospective transition method.
SFAS 123 R revised SFAS 123 to eliminate the option to use the intrinsic value method and required the Company to expense the fair value of all employee stock-based compensation over the vesting period. Under the modified prospective transition method, the Company recognized compensation cost for the nine months ended September 30, 2006, which includes (1) period compensation cost related to share-based payments granted prior to, but not yet vested as of, January 1,
2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (2) compensation cost related to share-based payments granted within the period, which vested fully upon grant. In accordance with the modified prospective method, the Company has not restated prior period results.

ITEM2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

     REVENUE

Revenue for the three months ended September 30, 2006 was $4,412,931 compared to
$6,452,246 for the same period last year, representing a decrease of $2,039,315 or 32%. For the nine months ended September 30, 2006, revenue decreased
$7,110,639, or 37% to $11,900,141, compared to $19,010,780 for the same period last year. The decrease was due to fewer contract awards and releases in 2006 as compared to 2005, which resulted from the overall slowdown in the government contract award process and smaller than anticipated releases on our multiyear contracts during the 18 month period from February 2005 through August 2006.

We generate revenue primarily from government contracts and to a lesser extent from one commercial contract. Revenue from government contracts for the nine months ended September 30, 2006 was $10,682,342 compared to $18,526,114 for the nine months ended September 30, 2005, a decrease of $7,843,772 or 42%.

During the nine months ended September 30, 2006, we received new contract awards of $21,270,306. Included in this amount is approximately $6.7 million related to the C-5 TOP contract. Although the contract is valued at up to $215 million over the seven-year life of the program, orders under this program, including the
$6.7 million award, have totaled only $13.5 million as of September 30, 2006. As of September 30, 2006, we had over $290 million in bids outstanding, representing approximately 25% of the 2005 solicitations and approximately 70%
of the 2006 solicitations. We continue to make bids on contracts on a weekly basis.

Although we are not actively pursuing commercial contract work, our one remaining commercial contract accounted for revenue of $1,217,799 for the nine months ended September 30, 2006 compared to $484,666 for the nine months ended
September 30, 2005.

ITEM2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
--------------------------------------------------------------------------------

     GROSS PROFIT

Gross profit for the three months ended September 30, 2006 was $761,546 compared to $1,682,990 for the three months ended September 30, 2005, a decrease of
$921,444. As a percentage of revenue, gross profit for the three months ended
September 30, 2006 was 17% compared to gross profit of 26% for the same period last year. For the nine months ended September 30, 2006, gross profit was
$822,248, or 7% of revenue, compared with $5,247,740, or 28% of revenue for the first nine months of last year. The decrease in gross profit percentage was due to overtime and rework costs incurred to correct poor supplier workmanship and delays in deliveries by some of our suppliers.

Additionally, as previously reported, we had maintained our overhead levels through June 2006 in anticipation of new awards and releases on contracts we had already been awarded. Since these awards and releases have not materialized to increase profitability, at the end of the second quarter, we reduced our staff by approximately 12%. These staff reductions, along with tighter control over other overhead costs, reduced factory overhead by approximately $60,000 in the three month period ended September 30, 2006 as compared to the three month period ended June 30, 2006.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended
September 30, 2006 were $774,123 compared to $803,492 for the three months ended
September 30, 2005, a decrease of $29,369, or 4%. This decrease was the result of tighter control over expenses during the three month period ended September
30, 2006. For the nine months ended September 30, 2006, selling, general and administrative expenses were $2,756,265 compared to $2,570,393 for the same period last year, an increase of $185,872, or 7%. This increase was primarily due to recording non-cash compensation of approximately $252,000 related to stock options as required pursuant to SFAS 123R as described in Note 2 of the
Condensed Financial Statements, offset by decreases in officers' bonuses of approximately $44,000 and travel and entertainment of approximately $20,000.

     INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES

Loss before benefit from income taxes for the three months ended September 30,
2006 was $12,577 compared to income before provision for income taxes of
$879,498 for the same period last year For the nine months ended September 30,
2006, loss before benefit from income taxes was $1,934,017 compared to income before provision for income taxes of $2,677,347 for the same period last year.
The decrease was primarily due to the decrease in gross profit described above.

     PROVISION FOR (BENEFIT FROM) INCOME TAXES

There was a benefit from income taxes of $657,000 for the nine months ended
September 30, 2006, which was the result of a recovery of federal taxes paid in
2005 which are refundable through the filing of a net operating loss carryback claim. This compares to a provision for income taxes of $331,000 and $1,041,000 for the three and nine months ended September 30, 2005, respectively.

ITEM2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
--------------------------------------------------------------------------------

     NET INCOME (LOSS)

As a result, basic net loss for the three months ended September 30, 2006 was
$12,577, or $0 per basic share, compared to net income of $548,498, or $0.10 per basic share, for the same period last year. For the nine months ended September
30, 2006, basic net loss was $1,277,017, or $0.23 per basic share, compared with net income of $1,636,347, or $0.30 per basic share for the same period last year. Diluted earnings per share for the three months ended September 30, 2005 was $0.09, calculated utilizing 6,115,014 diluted average shares outstanding.
Diluted income per share for the nine months ended September 30, 2005 was $0.27, calculated utilizing 6,120,977 diluted average shares outstanding. Incremental shares of 850,678 were not included in the diluted earnings per share calculation at September 30, 2006 because of the reported net loss, and accordingly their effect would be anti-dilutive

LIQUIDITY AND CAPITAL RESOURCES

     General

     At September 30, 2006, we had working capital of $25,091,579 compared to
$26,029,916 at December 31, 2005, a decrease of $938,337, or 4%.

     CASH FLOW

     A large portion of our cash is used in paying for materials and processing costs associated with contracts that are in process and which do not provide for progress payments. Additionally, contracts that permit us to bill on a progress basis must be classified as "on time" for us to apply for progress payments. Due to delays in deliveries from some of our suppliers, we are presently late on two of our contracts for which progress payments are available. Accordingly, we are precluded from applying for progress payments on these contracts. During the year ended December 31, 2005, we incurred approximately $2,358,000 of costs related to contracts in excess of the amounts that we were permitted to bill on such contracts. These costs are components of "Costs and estimated earnings in excess of billings on uncompleted contracts" on our balance sheet and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms.

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

ITEM2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
--------------------------------------------------------------------------------

     JP MORGAN CHASE CREDIT FACILITY

In September 2003, we entered into a three year, $5.0 million revolving credit facility with JP Morgan Chase Bank ("Chase Facility"), secured by our assets.
The facility specified interest rates ranging between the Prime Rate and 225 basis points over LIBOR, depending on certain terms and conditions.

In October 2006, the Chase Facility was amended and restated to provide for a
$1.0 million revolving credit facility, secured by our assets. The facility specifies an interest rate equal to the greater of (a) the prime rate and (b)
the federal funds rate , plus 0.5%. The facility expires on December 31, 2006.

As of September 30, 2006, we had borrowed $350,000 under the Chase Facility.

We anticipate either extending the line or securing a new line of credit prior to its expiration. Although we are currently in the process of negotiating an extension to the line of credit, there is no assurance that an extension, or a new line of credit, can be secured on terms acceptable to us.

We believe that our existing resources, together with the availability under our credit facility, will be sufficient to meet our current working capital needs for at least the next 12 months.

CONTRACTUAL OBLIGATIONS

The table below summarizes information about our contractual obligations as of
September 30, 2006 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

                                                        PAYMENTS DUE BY PERIOD ($)
                                      -------------------------------------------------------------
                                                  LESS THAN
CONTRACTUAL OBLIGATIONS                 TOTAL       1 YEAR    1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
-----------------------------------   ---------   ---------   ---------   ---------   -------------

Short-Term Debt                         350,000     350,000        -0-         -0-            -0-
Long-Term Obligations                    60,042      57,568      2,474         -0-            -0-
Operating Leases                      3,634,267     394,941    825,781     876,071      1,537,474
Employment Agreement Compensation *     657,118     548,830    108,288         -0-            -0-
Total Contractual Cash Obligations    4,701,427   1,351,339    936,543     876,071      1,537,474

*    The employment agreements provide for bonus payments that are excluded from these amounts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None

ITEM 4 - CONTROLS AND PROCEDURES

     An evaluation of the effectiveness of our disclosure controls and procedures was made as of September 30, 2006 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. During the first quarter of 2006, we remediated the material weakness identified by our independent registered public accounting firm and discussed in detail in our Annual Report on Form 10-K for the year ended
December 31, 2005. This material weakness related to our internal failure to detect that (i) costs incurred, revenue recognized and billing to the customer on certain contracts during the year ended December 31, 2005 were not recognized properly due to an error made during our conversion from a manual accounting system to MAPICS, an enterprise-wide electronic processing system, and that (ii)
there had been a misapplication of percentage of completion accounting with respect to our commercial contract. To remediate the material weakness, our senior management implemented a new procedure and began monitoring all costs and control total amounts generated through the MAPICS system and related to billings and expenses and cross checked such amounts to the general ledger and the applicable master job cost sheet. Senior management is continually monitoring the effectiveness of the remedial measures to ensure the effectiveness of our disclosure controls and procedures for future periods. With these remedial actions in place, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2006 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934.

     During the most recently completed fiscal quarter, except as described above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1A: RISK FACTORS

There are no material changes from the risk factors set forth in Item 1A, "Risk
Factors," of our Annual Report on Form 10-K for the year ended December 31,
2005. Please refer to that section for disclosures regarding the risks and uncertainties to our business.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES

          None

ITEM 6 - EXHIBITS

          Exhibit 10.23   Amended and Restated Revolving Credit Agreement
                          between the Company and JPMorgan Chase Bank N.A.
          Exhibit 10.24   Amended and Restated  Revolving Credit Note made by
                          the Company and payable to JPMorgan Chase Bank, N.A.
          Exhibit 10.25   Amended and Restated Security Agreement between the
                          Company and JPMorgan Chase Bank, N.A.
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

                                        CPI AEROSTRUCTURES, INC.

Dated: November 14, 2006                By /S/ Edward J. Fred
                                           -------------------------------------
                                           Edward J. Fred
                                           Chief Executive Officer, President,
                                           and Secretary

Dated: November 14, 2006                By: /S/ Vincent Palazzolo
                                            ------------------------------------
                                            Vincent Palazzolo
                                            Chief Financial Officer

                                                                    EXHIBIT 31.1

                      SECTION 302 CERTIFICATION PURSUANT TO
                          RULE 13a-14 AND 15d-14 UNDER
                     THE SECURITIES ACT OF 1934, AS AMENDED

I, Edward J. Fred, certify that:

     1.   I have reviewed this Quarterly Report on Form 10-Q of CPI
          Aerostructures, Inc.;

     2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

     4.   The issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the issuer and have:

          (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b)  [intentionally omitted];

          (c)  Evaluated the effectiveness of the issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d)  Disclosed in this report any change in the issuer's internal control over financial reporting that occurred during the
               issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and

     5.   The issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the issuer's auditors and to the audit committee of the issuer's board of directors (or persons performing the equivalent functions):

          (a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuer's ability to record, process, summarize and report financial information; and

          (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal control over financial reporting.

Date: November 14, 2006

                                        By: /S/ Edward J. Fred
                                            ------------------------------------
                                            Name: Edward J. Fred
                                            Title: Chief Executive Officer,
                                                   President and Secretary

                                                                    EXHIBIT 31.2

                      SECTION 302 CERTIFICATION PURSUANT TO
                          RULE 13a-14 AND 15d-14 UNDER
                     THE SECURITIES ACT OF 1934, AS AMENDED

I, Vincent Palazzolo, certify that:

     1.   I have reviewed this Quarterly Report on Form 10-Q of CPI
          Aerostructures, Inc.;

     2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

     4.   The issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the issuer and have:

          (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b)  [intentionally omitted];

          (c)  Evaluated the effectiveness of the issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d)  Disclosed in this report any change in the issuer's internal control over financial reporting that occurred during the
               issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and

     5.   The issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the issuer's auditors and to the audit committee of the issuer's board of directors (or persons performing the equivalent functions):

          (a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuer's ability to record, process, summarize and report financial information; and

          (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal control over financial reporting.

Date: November 14, 2006

                                        By: /S/ Vincent Palazzolo
                                            ------------------------------------
                                             Name: Vincent Palazzolo
                                             Title: Chief Financial Officer

                                                                      EXHIBIT 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Quarterly Report of CPI Aerostructures, Inc.
(the "Company") on Form 10-Q for the period ended September 30, 2006 as filed with the Securities and Exchange Commission (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated: November 14, 2006                /S/ Edward J. Fred
                                        ----------------------------------------
                                        Edward J. Fred
                                        Chief Executive Officer, President and
                                        Secretary

Dated: November 14, 2006                /S/ Vincent Palazzolo
                                        ----------------------------------------
                                        Vincent Palazzolo
                                        Chief Financial Officer

