Form 10-K
period 2006-12-31
CPI AEROSTRUCTURES INC
filed 2007-04-03
CIK 889348

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Yes      No

As of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on the American Stock Exchange of $7.20) held by non-affiliates of the registrant was $30,841,956.

As of March 20, 2007, the registrant had 5,550,273 common shares, $.001 par value, outstanding.

Documents Incorporated by Reference:

Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

CPI AEROSTRUCTURES, INC.
FORM 10-K ANNUAL REPORT

PART I

Item 1.    Business

General

CPI Aerostructures, Inc. (‘‘CPI Aero’’ or the ‘‘Company’’) is engaged in the contract production of structural aircraft parts principally for the United States Air Force and other branches of the U.S. armed forces and, to a lesser extent, for prime military aircraft contractors. We also provide aircraft parts to the commercial sector of the aircraft industry. Our strategy for growth includes de-emphasizing our commercial operations and concentrating on government and military sales as a prime contractor and as a subcontractor for other defense prime contractors. Approximately 93% of our revenues for 2006, 96% of our revenues for 2005 and 99% of our revenues for 2004 were derived from government contract sales.

In our capacity as a prime contractor supplying structural aircraft parts to the U.S. Government, we deliver skin panels, leading edges, flight control surfaces, engine components, wing tips, cowl doors, nacelle assemblies and inlet assemblies for military aircraft such as the C-5A ‘‘Galaxy’’ cargo jet, the T-38 ‘‘Talon’’ jet trainer, the C-130 ‘‘Hercules’’ cargo jet, the A-10 ‘‘Thunderbolt’’ or ‘‘Warthog’’ attack jet, the E-3 ‘‘Sentry’’ AWACS jet, the US-60 Blackhawk helicopter and the MH-60-S mine counter measure helicopter. We also operate as a subcontractor to leading aerospace prime contractors such as Northrop Grumman Corporation, Lockheed Martin Corporation, Sikorsky Aircraft Corporation and Vought Aircraft Industries, Inc. This is a field of opportunity that has opened up to us over the past few years. As a subcontractor, we deliver pod assemblies and bonded assemblies as well as perform small bench assembly work and various kitting work. We also supply commercial aircraft products including aprons and engine mounts, which attach jet engine housings to aircraft such as the Lear 60 and Astra Galaxy business jets. Our products are sub-assemblies, a series of parts fixed together to form a larger unit that will comprise a part of a complex aerodynamic structure. In conjunction with our assembly operations, we provide engineering, technical and program management services to our customers.

CPI Aero has 26 years of experience as a contractor, completing over 2,300 contracts to date. Most members of our management team have held management positions at large defense contractors, including Northrop Grumman Corporation, Lockheed Martin Corporation and The Fairchild Corporation. Our technical team possesses extensive technical expertise and program management and integration capabilities. Our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products. While the larger prime contractors compete for significant modification awards and subcontract components to other suppliers, they generally do not compete for awards for smaller modifications or spare and repair parts, even for planes for which they are the original manufacturer. We qualify as a small business because we have less than 1,000 employees, and this allows us to compete on military awards set aside for companies with this small business status.

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

CPI Aero was incorporated under the laws of the State of New York in January 1980 under the name Composite Products International, Inc. CPI Aero changed its name to Consortium of Precision Industries, Inc. in April 1989 and to CPI Aerostructures, Inc. in July 1992. In January 2005, we began doing business under the name CPI Aero.

Our principal office is located at 60 Heartland Blvd., Edgewood, New York 11717 and our telephone number is (631) 586-5200.

Significant Contracts

The ongoing maintenance of existing aircraft by the U.S. Air Force is the primary driver of our growth in both the number of contracts and the size of awards through mid 2005. Our contracts with the Air Force accounted for substantially all of our revenue for 2004, 2005 and 2006. In most cases, we supply structural aircraft parts for aircraft that are no longer being manufactured but continue to be used and need to be maintained. CPI Aero has been awarded contracts within these maintenance programs on the C-5A and T-38.

The C-5A ‘‘Galaxy’’ cargo jet is one of the largest aircraft in the world and can carry a maximum cargo load of 270,000 pounds. Lockheed delivered the first C-5A in 1970. The C-5A Galaxy carries fully equipped combat-ready military units to any point in the world on short notice and then provides field support to sustain the fighting force. The Air Force has created a comprehensive program to ensure the capabilities of its C-5A fleet until 2040. We are one of the leading suppliers of structural spare parts and assemblies for the C-5A aircraft. We assemble numerous C-5A parts, including panels, slats, spoilers and wing-tips and are the only supplier of C-5A wing-tips to the U.S. government. Like the C-5A itself, the wing-tip is a large structure and is expensive — costing up to $750,000 for each replacement piece. Our first C-5A contract was approximately $590,000 of structural spares and was awarded in 1995. In 2004, the Air Force awarded us a seven-year TOP contract to build an assortment of parts for the C-5A, including wing tips and panels. The TOP contract is the largest contract in our history, with a potential value of up to $215 million. Since 1995, we have received releases under contracts for C-5A parts aggregating approximately $83 million, including $14.7 million from the TOP contract. Future releases under the TOP contract are unpredictable. C-5A contracts accounted for approximately 32% of our revenues for 2006.

The T-38 ‘‘Talon’’ is a twin-engine, high-altitude, supersonic jet primarily used for pilot training that first flew in 1959. More than 1,100 were delivered to the Air Force between 1961 and 1972, when production ended. There are approximately 500 T-38’s in active service with the Air Force, which has a program designed to extend the structural life of the T-38 until 2020. In 2001, we were awarded a ten-year contract to build the structural inlets for the T-38 Propulsion Modification Program. At the time, the T-38 contract was the largest in our history, worth an estimated $61 million over the life of the program. The length and size of this program allow us to develop a long-term backlog and establish ourselves as a successful prime contractor for larger and longer term programs. The T-38 contract accounted for 27% of our revenues for 2006.

The balance of our revenue is generated from various smaller contract awards on assorted aircraft, including the MH-60S helicopter and the E-3 AWACS jet.

Sales and Marketing

We obtain all of our military contracts for our products and services through the process of competitive bidding. While historically the majority of our contracts have been valued below $200,000, we successfully have competed for and have been awarded significantly larger contracts. Our average sales cycle, which generally commences at the time a prospective customer issues a request for proposal and ends upon delivery of the final product to the customer, typically ranges from six to 24 months. Our military customers have included Defense Supply Center Richmond, Wright-Patterson Air Force Base (AFB), Warner Robins AFB, Tinker AFB, NAVICP, Hill AFB, U.S. Army and Redstone. Our commercial customers have included Boeing, B.F. Goodrich (Rohr), Northrop Grumman, Lockheed Martin, Nordam, Shinmaywa and Derco.

We use third party service providers to help locate small government contracts that are regularly posted by the various defense logistic agencies. The service providers screen contracts according to criteria we establish and forward matching contracts to us. We then view the relevant contracts directly on government websites and select contracts on which we will bid based on how well they fit our core competency. As of March 20, 2007, we had over $300 million in bids outstanding, and we continue to make bids on contracts on a weekly basis. We generally bid on 40 to 50 contracts per week. Over the past three years, we have been awarded approximately 13% of the contracts on which we have bid.

We qualify for small business status because we have fewer than 1,000 employees. The military’s fiscal year 2006 program goals were 23% for small business prime contracting and 43% for subcontracting. During 2006, approximately 65% of the value of our current contracts were awarded to us under this program.

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

The Market

The majority of our parts are sold for use by the U.S. Air Force. Accordingly, the national defense budget and procurement funding decisions drive demand for our business. The U.S. Department of Defense (DoD) budget has been increasing over the past few years. Government spending requirements for procurement, operations and maintenance for 2007 and beyond will continue to be affected by the global war on terrorism through the continued need for military missions and reconstruction efforts in Iraq and Afghanistan and the related fiscal consequences of war. We expect that DoD spending will grow with the overall level of defense spending and we expect to benefit to the extent that such spending is allocated to aircraft modification programs and spending on spare and repair parts.

In 2006 the DoD completed the Congressionally mandated 2006 Quadrennial Defense Review (QDR). The QDR affirmed the DoD’s commitment to its extensive investments in cargo transportability and strategic lift and for maintaining and enhancing this capability by recapitalizing and modernizing its mobility platforms, including the acquisition and modernization of C-5 aircraft, one of our major programs.

Notwithstanding defense budget increases and the DoD’s commitment to maintaining support for aging aircraft, during the two year period through August 2006 there was a significant slowdown in government contract awards as well as releases under previously awarded contracts. Faced with the uncertainties of appropriations and timing of contract awards and releases under previously awarded contracts, which we believe have been driven by the uncertainties of war and market and economic trends, we have expanded our activities to include operating as a subcontractor to leading aerospace prime contractors. While the slowdown in government contract awards also has affected these prime contractors, because they are able to bid on and receive contract awards for different programs than we are, we believe that pursuing such opportunities will enable us to access programs that we would not otherwise be able to given our smaller size and resources. By increasing our customer base, we have positioned our company to take advantage of additional market opportunities and reduce the impact of the slowdown in government contract awards and releases. These subcontracting opportunities have begun to materialize, and we were awarded approximately $7.0 million of subcontracts during 2006. We currently have proposals submitted to multiple prime contractors, and while we cannot predict the timing of awards, some of our outstanding proposals are so significant in size that any single award could increase our revenue and net income substantially.

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Congress often appropriates funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our backlog as of December 31, 2005 and December 31, 2006 was as follows:

Backlog	December 31, 2005	December 31, 2006
Funded	$22,218,392	$26,763,778
Unfunded	28,291,000	21,391,000
Total	$50,509,392	$48,154,778

Of the total amount of our backlog at December 31, 2006, approximately 97.3% was attributable to government contracts. Approximately $25.5 million (96%) of the funded backlog at December 31, 2006 is expected to be recognized as revenue during 2007.

Material and Parts

We subcontract production of substantially all component parts incorporated into our products to third party manufacturers under firm fixed price orders. Our decision to purchase certain components generally is based upon whether the components are available to meet required specifications at a cost and delivery consistent with customer requirements. From time to time, we are required to purchase custom made parts from sole suppliers and manufacturers in order to meet specific customer requirements. In the second quarter of 2006, we experienced delays in deliveries and poor workmanship on parts received from some of our suppliers. These delivery delays and rework costs associated with poor workmanship caused a reduction in gross profit on some of our contracts.

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

Employees

As of March 20, 2007, we had 61 full-time employees. We employ temporary personnel with specialized disciplines on an as-needed basis. None of our employees is a member of a union. We believe that our relations with our employees are good.

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

We are a supplier, either directly or as a subcontractor, to the U.S. government and its agencies, principally the U.S. Air Force. 93% of revenue for 2006, 96% of revenue for 2005 and 99% of our revenue for 2004 were derived from government contract sales. Two of our contracts, for the T-38 ‘‘Talon’’ and the C-5, accounted for 27% and 32% of our revenue for 2006, respectively. We depend on these government contracts for most of our business. If we are suspended or barred from contracting with the U.S. government, if our reputation or relationship with individual federal agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially adversely affected.

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

Contract cost growth that cannot be justified as an increase in contract value due from customers exposes us to reduced profitability and the potential loss of future business.

Operating margin is adversely affected when contract costs that cannot be billed to customers are incurred. This cost growth can occur if estimates to complete increase due to technical challenges or if initial estimates used for calculating the contract price were incorrect. The cost estimation process requires significant judgment and expertise. Reasons for cost growth may include unavailability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance, availability and timing of funding from the customer, natural disasters, and the inability to recover any claims included in the estimates to complete. A significant change in cost estimates on one or more programs could have a material effect on the company’s consolidated financial position or results of operations.

We use estimates when accounting for contracts. Changes in estimates could affect our profitability and our overall financial position.

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

The maximum contract value specified under each government contract that we enter into is not necessarily indicative of the revenues that we will realize under that contract. Because we may not receive the full amount we expect under a contract, we may not accurately estimate our backlog because the actual accrual of revenues on programs included in backlog may never occur or may change. Cancellations of pending contracts or terminations or reductions of contracts in progress could have a material adverse effect on our business, prospects, financial condition or results of operations. As of December 31, 2006, our backlog was $48.2 million, of which 56% was funded and 44% was unfunded.

Our inability to generate sufficient cash flow from operations or to enter into a new credit facility could materially adversely affect our business, financial condition and operations.

At December 31, 2006, we had a cash balance of $38,564. During the years ended December 31, 2006, 2005 and 2004, we used cash of $1,015,151, $676,767 and $560,768, respectively, to fund our operations. Although we expect to have positive cash flow during the year ending December 31, 2007, our business may not generate sufficient cash flow from operations or future borrowings may not be available to us in an amount sufficient to enable us to fund our liquidity needs. Although we are currently negotiating to secure a long term credit agreement with our current lender, JPMorgan Chase Bank, or with another financial institution, we may not be able to secure a new line of credit on terms acceptable to us, or at all.

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

We will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 for the year ending December 31, 2007 and beyond. Any delays or difficulty in satisfying these requirements could adversely affect our future results of operations and our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework and to report on our conclusion as to the effectiveness of our internal controls. It also requires an independent registered public accounting firm to test our internal control over financial reporting and report on the effectiveness of such controls for the year ending December 31, 2008 and subsequent years. An independent registered public accounting firm is also required to test, evaluate and report on the completeness of our assessment.

We may discover areas of our internal controls that need improvement. We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate internal controls over our financial processes and reporting in the future. Our failure to implement or maintain adequate internal controls, or any difficulties we experience in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent auditors are unable to provide us with an unqualified report regarding the effectiveness of our management’s assessment of our internal control over financial reporting as of December 31, 2008 and in future periods as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the price of our common stock. Failure to comply with Section 404 could potentially subject us to sanctions or investigations by the SEC, the American Stock Exchange or other regulatory authorities.

Our independent registered public accounting firm has reported material weaknesses in our internal control over financial reporting. If these material weaknesses are not remediated or were to recur, it could result in a material misstatement in our financial statements that would not be prevented or detected, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.

Item 1B.    UNRESOLVED STAFF COMMENTS

Not Applicable

Item 2.    PROPERTIES

CPI Aerostructures’ executive offices and production facilities are situated in an approximate 60,000 square foot building located at 60 Heartland Blvd., Edgewood, New York 11717. CPI Aerostructures occupies this facility under a ten-year lease that commenced in January 2005. The current monthly base rent is $33,684, plus real estate taxes. Our base rent increases at 3% per year through 2014. We believe that our facilities are adequate for our current needs.

Item 3.    LEGAL PROCEEDINGS

None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are listed on the American Stock Exchange under the symbol CVU. The following table sets forth for 2006 and 2005, the high and low sales prices of our common shares for the periods indicated, as reported by the American Stock Exchange.

Period	High	Low
2005
Quarter Ended March 31, 2005	$11.66	$9.55
Quarter Ended June 30, 2005	$10.14	$8.80
Quarter Ended September 30, 2005	$10.35	$8.90
Quarter Ended December 31, 2005	$10.10	$9.14
2006
Quarter Ended March 31, 2006	$10.35	$7.95
Quarter Ended June 30, 2006	$8.17	$7.12
Quarter Ended September 30, 2006	$7.25	$4.35
Quarter Ended December 31, 2006	$7.25	$4.50

On March 20, 2007, the closing sale price for our common shares on the American Stock Exchange was $6.60. On March 20, 2007, there were 141 holders of record of our common shares and, we believe, over 2,200 beneficial owners of our common shares.

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

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

We made the following sales of unregistered securities during the three months ended December 31, 2006.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, Terms of Exercise or Conversion
12/4/06	Common Stock	750	Common Stock issued under Performance Equity Plan 2000 — no cash consideration received by the Company	4(2)	N/A

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our financial data as of the dates and for the periods indicated. The data has been derived from our audited financial statements. The selected financial data should be read in conjunction with our financial statements and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’

Statements of Operations Data:	Years Ended December 31,
	2006	2005	2004	2003	2002
Revenue	$17,907,989	$25,526,404	$30,269,030	$27,288,035	$23,999,257
Cost of sales	16,264,351	19,513,391	19,973,231	18,283,252	16,297,905
Gross profit	1,643,638	6,013,013	10,295,799	9,004,783	7,701,352
Selling, general and administrative expenses	3,551,974	3,342,729	3,424,953	3,177,173	2,691,632
Income (loss) from operations	(1,908,336)	2,670,284	6,870,846	5,827,610	5,009,720
Other income (expense):
Interest/ other income	6,656	5,463	7,294	16,206	69,233
Interest expense	(20,326)	(18,314)	(8,109)	(148,006)	(510,329)
Gain on extinguishment of debt	—	—	—	2,431,233	—
Total other income (expense), net	(13,670)	(12,851)	(815)	2,299,433	(441,096)
Income (loss) before taxes	(1,922,006)	2,657,433	6,870,031	8,127,043	4,568,624
Provision for income taxes	(657,000)	1,138,000	1,794,000	195,000	124,000
Income (loss) from continuing operations	(1,265,006)	1,519,433	5,076,031	7,932,043	4,444,624
Gain (loss) on sale of assets held for sale — discontinued operations	—	—	—	461,235	—
Net income (loss)	$(1,265,006)	$1,519,433	$5,076,031	$8,393,278	$4,444,624
Basic net income per common share:
Income (loss) from continuing operations	$(0.23)	$0.28	$0.94	$1.63	$1.63
Income from discontinued operations	—	—	—	0.09	—
Income (loss) per common share — basic	$(0.23)	$0.28	$0.94	$1.72	$1.63
Diluted net income per common share:
Income from continuing operations	$(0.23)	$0.25	$0.83	$1.47	$1.40
Income from discontinued operations	—	—	—	0.09	—
Income per common share — diluted	$(0.23)	$0.25	$0.83	$1.56	$1.40
Basic weighted average number of shares outstanding	5,446,711	5,422,101	5,386,595	4,872,255	2,721,522
Diluted weighted average number of shares outstanding	5,446,711	6,114,808	6,096,302	5,382,266	3,181,834

Balance Sheet Data:	At December 31,
	2006	2005	2004	2003	2002
Cash	$38,564	$877,182	$1,756,350	$2,794,310	$91,937
Costs and estimated earnings in excess of billings on uncompleted contracts	28,783,708	28,389,202	26,030,507	17,449,887	11,382,106
Total current assets	31,006,495	31,458,345	29,609,862	23,399,350	15,202,592
Total assets	32,160,187	32,687,784	30,759,124	23,939,090	15,604,746
Total current liabilities	5,883,991	5,428,429	5,213,460	4,079,976	13,227,018
Working capital	25,122,504	26,029,916	24,396,402	19,319,374	1,975,574
Short term debt	392,188	87,617	83,144	7,303	8,024,160
Long term debt	—	42,188	129,276	26,311	40,192
Shareholders’ equity	26,177,655	27,162,272	25,416,388	19,832,803	2,337,536
Total liabilities and shareholders’ equity	32,160,187	32,687,784	30,759,124	23,939,090	15,604,746

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

You should read the financial information set forth below in conjunction with our financial statements and notes thereto.

Business Operations

We are engaged in the contract production of structural aircraft parts principally for the United States Air Force and other branches of the U.S. armed forces and to a lesser extent, for prime military aircraft contractors. We also provide aircraft parts to the commercial sector of the aircraft industry. Our strategy for growth includes de-emphasizing our commercial operations and concentrating on government and military sales as a prime contractor and as a subcontractor for other defense prime contractors.

Notwithstanding defense budget increases and the DoD’s commitment to maintaining support for aging aircraft during the two-year period through August 2006, there was a significant slowdown in government contract awards as well as releases under previously awarded contracts. Faced with the uncertainties of appropriations and timing of contract awards and releases under previously awarded contracts, which we believe have been driven by the uncertainties of war and market and economic trends, we have expanded our activities to include operating as a subcontractor to leading aerospace prime contractors. While the slowdown in government contract awards also has affected these prime contractors, because they are able to bid on and receive contract awards for different programs than we are, we believe that pursuing such opportunities will enable us to access programs that we would not otherwise be able to given our smaller size and resources. By increasing our customer base, we have positioned our company to take advantage of additional market opportunities and reduce the impact of the slowdown in government contract awards and releases. These subcontracting opportunities have begun to materialize, and we were awarded approximately $7.0 million of subcontracts during 2006 compared to $2.2 million in 2005. We currently have proposals submitted to multiple prime contractors, and while we cannot predict the timing of awards, some of our outstanding proposals are so significant in size that any single award could increase our revenue and net income substantially.

After winning a contract, the length of the contract varies but is typically between six months and two years for U.S. government contracts (although our T-38 contract and our C-5 TOP contract are for periods of 10 years and 7 years, respectively), and up to 10 years for commercial contracts. Our one commercial contract has an indefinite life. Except in cases where contract terms permit us to bill on a progress basis, we must incur upfront costs in producing assemblies and bill our customers upon delivery. Because of the upfront costs incurred, the timing of our billings and the nature of the percentage-of-completion method of accounting described below, there can be a significant disparity between the periods in which (a) costs are expended, (b) revenue and earnings are recorded and (c) cash is received.

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

Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 R, ‘‘Share-Based Payment’’ for employee options, using the modified prospective transition method. SFAS 123 R revised SFAS 123 to eliminate the option to use the intrinsic value method and required the Company to expense the fair value of all employee stock-based compensation over the vesting period. Under the modified prospective transition method, the Company recognized compensation cost for the year ended December 31, 2006, which includes (1) period compensation cost related to share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (2) compensation cost related to share-based payments granted within the period, which vested fully upon grant. In accordance with the modified prospective method, the Company has not restated prior period results.

Results of Operations

Year Ended December 31, 2006 as Compared to the Year Ended December 31, 2005

Revenue.    Revenue for the year ended December 31, 2006 was $17,907,989 compared to $25,526,404 for the same period last year, representing a decrease of $7,618,415 or 30%. The decrease was due to fewer contract awards and releases in 2006 as compared to 2005, which resulted from the overall slowdown in the government contract award process and smaller than anticipated releases on our multiyear contracts during the 18 month period from February 2005 through August 2006.

We generate revenue primarily from government contracts and to a lesser extent from one commercial contract. Revenue from government contracts for the year ended December 31, 2006 was $16,627,210 compared to $24,473,234 for the year ended December 31, 2005, a decrease of $7,846,024 or 32%.

During the year December 31, 2006, we received approximately $30.0 million of new contract awards. Included in this amount is approximately $7.9 million related to the C-5 TOP contract and $7.0 million related to our work as a subcontractor for other prime contractors. Although the C-5 contract is valued at up to $215 million over the seven-year life of the program, orders under this program, including the $7.9 million of awards received during 2006, totaled only $14.7 million as of December 31, 2006. As of December 31, 2006, we had over $300 million in bids outstanding.

Although we are not actively pursuing commercial contract work, our one remaining commercial contract accounted for revenue of $1,304,433 for the year ended December 31, 2006 compared to $1,112,380 for the year ended December 31, 2005.

Gross profit.    Gross profit for the year ended December 31, 2006 was $1,643,638 compared to $6,013,013 for the year ended December 31, 2005, a decrease of $4,369,375. As a percentage of revenue, gross profit for the year ended December 31, 2006 was 9.2% compared to gross profit of 23.6% for the same period last year.. The decrease in gross profit percentage was due to overtime and rework costs incurred to correct poor supplier workmanship and delays in deliveries by some of our suppliers.

Additionally, as previously reported, we had maintained our overhead levels through June 2006 in anticipation of new awards and releases on contracts we had already been awarded. We reduced our staff by approximately 12% at the end of the second quarter of 2006 when these awards and releases did not materialize. These staff reductions, along with tighter control over other overhead costs, reduced factory overhead by approximately $70,000 in the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Selling, general and administrative expenses.    Selling, general and administrative expenses year ended December 31, 2006 were $3,551,974 compared to $3,342,729 for the year ended December 31, 2005, an increase of $209,245, or 6.3%. This increase was primarily due to recording non-cash compensation of approximately $256,000 related to stock options as required pursuant to SFAS 123R as described in Note 9 of the Financial Statements, offset by a decrease in legal and accounting fees of approximately $40,000.

Interest Expense.    Interest expense for the year ended December 31, 2006 was $20,326, compared to $18,314 for 2005, an increase of $2,012. The change is deemed immaterial.

Income (Loss) from operations.    We had a loss from operations for the year ended December 31, 2006 of $1,908,336 compared to income from operations of $2,670,284 for the year ended December 31, 2005. The loss was a result of lower sales and lower gross margins described earlier.

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

Income before income taxes.    Income before income taxes for the year ended December 31, 2005 was $2,657,433 compared to income before income taxes for the year ended December 31, 2004 of $6,870,031, a decrease of $4,212,598, or 61%. The decrease was due to the decrease in gross profit described earlier and increases in expenses related to our efforts to sell to prime contractors. The 2005 results include income taxes computed at an effective tax rate of 43% compared to 26% for 2004. The increase was the result of us utilizing our remaining state net operating loss carryforward at the beginning of 2005. Basic income per common share for the year ended December 31, 2005 was $0.28 on an average of 5,422,101 shares outstanding, compared to $0.94 per share from continuing operations on an average of 5,386,595 shares outstanding for the year ended December 31, 2004.

Liquidity and Capital Resources

General

At December 31, 2006, we had working capital of $25,122,504 compared to $26,029,916 at December 31, 2005, a decrease of $907,412, or 3%.

Cash Flow

A large portion of our cash is used to pay for materials and processing costs associated with contracts that are in process and which do not provide for progress payments. Contracts that permit us to bill on a progress basis must be classified as ‘‘on time’’ for us to apply for progress payments. Due to delays in deliveries from some of our suppliers, we are presently late on two of our contracts for which progress payments are available and, as a result we have been precluded from applying for progress payments on these contracts. In February 2007, we agreed to pay $75,000 to have the late delivery orders on the C-5 TOP contract classified as ‘‘on time.’’ Accordingly, beginning in February 2007, we have been able to apply for progress payments under this program. Costs for which we are not able to bill on a progress basis are components of ‘‘Costs and estimated earnings in excess of billings on uncompleted contracts’’ on our balance sheet and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms.

Because the POC method of accounting requires us to use estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods, there can be a significant disparity between earnings (both for accounting and tax purposes) as reported and actual cash that we receive during any reporting period. Accordingly, it is possible that we may have a shortfall in our cash flow and may need to borrow money until the reported earnings materialize into actual cash receipts.

At December 31, 2006, we had a cash balance of $38,564. During the years ended December 31, 2006, 2005 and 2004, we used cash of $1,015,151, $676,767 and $560,768, respectively, to fund our operations. Because of our historical use of cash, and the expiration of a long term line of credit, beginning in June 2006, we began to reduce expenses and implement a plan to improve cash flow.

At December 31, 2006, we had costs in excess of billings on uncompleted contracts of $28,783,708, which represents unbilled receivables of which we expect approximately 96% to be converted into cash within the next year. This amount represents $27,653,000 of funded delivery orders, or funded backlog, to be shipped and collected by December 31, 2007. In addition, we will be filing a tax refund of approximately $628,000 for the carryback of our net tax loss recorded during the year ended December 31, 2006.

Based on our projected cash expenses and the above described sources of cash, we expect to have positive cash flow during the year ending December 31, 2007.

JP Morgan Chase Credit Facility

In September 2003, we entered into a three year, $5.0 million revolving credit facility with JP Morgan Chase Bank (the ‘‘Chase Facility’’), secured by our assets. The facility specified interest rates that ranged between the Prime Rate and 225 basis points over LIBOR, depending on certain terms and conditions.

In October 2006, the Chase Facility was amended and restated to provide for a $1.0 million revolving credit facility, secured by our assets. The facility specifies an interest rate equal to the greater of (a) the prime rate and (b) the federal funds rate, plus 0.5%. The Chase Facility expired on December 31, 2006 and has been extended until April 30, 2007.

Although we are currently negotiating to secure a long term credit agreement with JP Morgan Chase Bank, or with another financial institution, there is no assurance that a new line of credit can be secured on terms acceptable to us.

As of December 31, 2006, the Company had borrowed $350,000 under the Chase Facility.

Contractual Obligations

The table below summarizes information about our contractual obligations as of December 31, 2006 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

	Payments Due By Period ($)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-Term Debt	350,000	350,000	-0-	-0-	-0-
Capital Lease Obligations	42,188	42,188	-0-	-0-	-0-
Operating Leases	3,537,705	397,838	831,838	882,499	1,425,530
Employment Agreement Compensation**	1,487,450	773,150	714,300	-0-	-0-
Total Contractual Cash Obligations	5,417,343	1,563,176	1,546,138	882,499	1,425,530

**    The employment agreements provide for bonus payments that are excluded from these amounts.

Inflation

Inflation historically has not had a material effect on our operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Financial Statements

This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures was made as of December 31, 2006 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, we concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 as a result of the material weakness in our internal control over financial reporting described below.

In the process of conducting the audit for the year ended December 31, 2006, J.H. Cohn LLP, our independent registered public accounting firm (‘‘JHC’’), identified that costs incurred, revenue recognized and billings to the customer on certain contracts during the year ended December 31, 2006 were not recognized properly in that:

•	the sales and cost estimates used to recognize revenue on a significant contract did not reflect the most current available information. As a result, the 2006 margin with respect to this contract was overstated; and

•	gross margin was overstated on certain contracts because we recognized revenue on change orders where the customer approval had not been obtained.

These two errors resulted in an overstatement of net income in our statement of operations.

Our internal control over reviewing and recording revenue recognition did not detect these errors and therefore was not effective at preventing or detecting material misstatement of the financial statements. This was due to an insufficient level of skilled resources to ensure timely and accurate financial reporting.

As part of the communications by JHC with our audit committee with respect to JHC’s audit procedures for the year ended December 31, 2006, JHC informed the audit committee that these significant deficiencies constituted material weaknesses under standards established by the Public Company Accounting Oversight Board, or PCAOB. However, JHC confirmed to the audit committee that they would still be able to rely on their previously completed interim review of our financial statements.

In order to remediate these material weaknesses, we plan to take the following corrective actions:

•	We will add resources to our accounting department to manage the estimating process necessary to properly and timely report our revenue.

•	We will begin a regular education program for more members of our accounting department so that the task of financial reporting management will be more diversified and allow a higher level of review.

Except as described above, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See Item 14.

Item 11.	EXECUTIVE COMPENSATION

See Item 14.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See Item 14.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 14.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Items 10, 11, 12 , 13 and 14 will be contained in our definitive proxy statement for our 2007 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, and incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Name of Exhibit	No. in Document
1.1	Form of Underwriting Agreement between EarlyBirdCapital, Inc. and the Company, dated February 12, 2003. (9)	1.1
3.1	Certificate of Incorporation of the Company, as amended. (1)	3.1
3.1(a)	Certificate of Amendment of Certificate of Incorporation filed on July 14, 1998. (3)	3.1(a)
3.2	Amended and Restated By-Laws of the Company. (12)	3.2
4.1	Form of Warrant issued to designees of EarlyBirdCapital, Inc., dated February 19, 2003. (9)	4.7
10.1	1992 Stock Option Plan. (1)	10.3
10.2	1995 Employee Stock Option Plan. (2)	10.4
10.3	Form of military contract. (1)	10.7
10.4	1998 Performance Equity Plan. (3)	10.28
10.5	Performance Equity Plan 2000. (4)	10.29
10.5.1	Amendment to Performance Equity Plan 2000 (13)	10.6.1
*10.6	Stock Option Agreement, dated August 14, 2001, between Edward J. Fred and the Company. (5)	10.35
*10.7	Stock Option Agreement, dated August 14, 2001, between Arthur August and the Company. (6)	10.36
*10.8	Stock Option Agreement between the Company and Arthur August, dated June 18, 2002. (7)	10.55
*10.9	Stock Option Agreement between the Company and Edward J. Fred, dated June 18, 2002. (8)	10.56
10.10	Form of Merger & Acquisition Agreement, between EarlyBirdCapital, Inc. and the Company. (9)	10.26
10.11	Registration Rights Agreement between the Company and Chemical Investments dated February 26, 2002, as assigned to Crescendo Partners, II. (9)	10.27
10.15.1	Schedule of Omitted Document in the form of Exhibit 10.11, including material detail in which such document differs from Exhibit 10.11. (9)	10.27.1
*10.16	Stock Option agreement between Vincent Palazzolo and the Company, dated as of May 17, 2004 (10)	10.22
*10.17	Amended and Restated Employment Agreement between Edward J. Fred and the Company, dated February 7, 2005. (11)	10.23
*10.17.1	Amendment, dated as of December 1, 2006 to the Amended and Restated Employment Agreement between the Company and Edward J. Fred, dated February 7, 2005. (11)	10.25

Exhibit Number	Name of Exhibit	No. in Document
10.18	Amended and Restated Revolving Credit Agreement between the Company and JPMorgan Chase Bank N.A. (14)	10.23
10.19	Amended and Restated Revolving Credit Note made by the Company and payable to JPMorgan Chase Bank N.A. (14)	10.24
10.20	Amended and Restated Security Agreement between the Company and JPMorgan Chase Bank N.A. (14)	10.25
*10.21	Amended and Restated Employment Agreement between Vincent Palazzolo and the Company, dated as of December 1, 2006. (15)	10.23
*10.22	Stock Option Agreement between the Company and Vincent Palazzolo, dated December 1, 2006 (15)	10.24
14	Code of Business Conduct and Ethics (15)	14
**21	Subsidiaries of the Registrant.
**23.1	Consent of J.H. Cohn LLP
**31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
**31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
**32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management compensation contract or arrangement.

**	Filed herewith.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-49270) declared effective on September 16, 1992 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for year ended December 31, 1995 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

(5)	Filed as an exhibit to Schedule 13D filed on behalf of Edward J. Fred on October 19, 2001 and incorporated herein by reference.

(6)	Filed as an exhibit to Schedule 13D filed on behalf of Arthur August on October 19, 2001 and incorporated herein by reference.

(7)	Filed as an exhibit to to Schedule 13D filed on behalf of Arthur August on July 12, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to Schedule 13D filed on behalf of Edward J. Fred on July 12, 2002 and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-101902) declared effective on February 12, 2003 and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated May 24, 2004 and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated February 7, 2005 and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated May 24, 2005 and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.

(15)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 1, 2006 and incorporated herein by reference.

CPI AEROSTRUCTURES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
CPI Aerostructures, Inc.

We have audited the accompanying balance sheets of CPI Aerostructures, Inc. as of December 31, 2006 and 2005, and the related statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CPI Aerostructures, Inc. as of December 31, 2006 and 2005, and its results of operations and cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), ‘‘Share-Based Payment’’.

/s/J.H. Cohn LLP

Jericho, New York
March 30, 2007

CPI AEROSTRUCTURES, INC.

BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash	$38,564	$877,182
Accounts receivable, net	1,422,135	1,849,796
Costs and estimated earnings in excess of billings on uncompleted contracts	28,783,708	28,389,202
Prepaid expenses and other current assets	133,618	342,165
Refundable income tax	628,470	—
Total current assets	31,006,495	31,458,345
Plant and equipment, net	855,736	962,209
Deferred income taxes	78,000	24,000
Other assets	219,956	243,230
Total Assets	$32,160,187	$32,687,784
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,758,763	$4,559,181
Accrued expenses	225,040	146,521
Current portion of long-term debt	42,188	87,617
Line of credit	350,000	—
Deferred income taxes	508,000	502,000
Income taxes payable	—	133,110
Total current liabilities	5,883,991	5,428,429
Long-term debt, net of current portion	—	42,188
Other liabilities	98,541	54,895
Total Liabilities	5,982,532	5,525,512
Commitments
Shareholders’ Equity:
Common stock — $.001 par value; authorized 50,000,000 shares, issued 5,478,807 and 5,475,057 shares, respectively, and outstanding 5,447,792 and 5,444,042 shares, respectively.	5,479	5,475
Additional paid-in capital	23,048,520	22,768,135
Retained earnings	3,444,512	4,709,518
Treasury stock, 31,015 shares of common stock (at cost)	(320,856)	(320,856)
Total Shareholders’ Equity	26,177,655	27,162,272
Total Liabilities and Shareholders’ Equity	$32,160,187	$32,687,784

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF OPERATIONS

Year ended December 31,	2006	2005	2004
Revenue	$17,907,989	$25,526,404	$30,269,030
Cost of sales	16,264,351	19,513,391	19,973,231
Gross profit	1,643,638	6,013,013	10,295,799
Selling, general and administrative expenses	3,551,974	3,342,729	3,424,953
Income (loss) from operations	(1,908,336)	2,670,284	6,870,846
Interest income (expense)
Interest income	6,656	5,463	7,294
Interest expense	(20,326)	(18,314)	(8,109)
Total other income (expense), net	(13,670)	(12,851)	(815)
Income (loss) before provision for(benefit from) income taxes	(1,922,006)	2,657,433	6,870,031
Provision for (benefit from) income taxes	(657,000)	1,138,000	1,794,000
Net income (loss)	$(1,265,006)	$1,519,433	$5,076,031
Basic net income (loss) per common share:	$(0.23)	$0.28	$0.94
Diluted net income (loss) per common share:	$(0.23)	$0.25	$0.83
Shares used in computing earnings per common share:
Basic	5,446,711	5,422,101	5,386,595
Diluted	5,446,711	6,114,808	6,096,302

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2006, 2005 and 2004

	Common Shares	Amount	Additional Paid-in Capital	(Accumulated Deficit)/Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2004	5,301,770	$5,302	$21,713,447	$(1,885,946)	—	$19,832,803
Net income	—	—	—	5,076,031	—	5,076,031
Common stock issued upon exercise of options and warrants	138,120	138	371,319	—	—	371,457
Treasury stock	—	—	—	—	$(320,856)	(320,856)
Common stock issued as employee compensation	3,525	3	35,950	—	—	35,953
Tax benefits from stock option plans	—	—	421,000	—	—	421,000
Balance at December 31, 2004	5,443,415	5,443	22,541,716	3,190,085	(320,856)	25,416,388
Net income	—	—	—	1,519,433	—	1,519,433
Common stock issued upon exercise of options	29,667	30	153,263	—	—	153,293
Common stock issued as employee compensation	1,975	2	19,156	—	—	19,158
Tax benefits from stock option plans	—	—	54,000	—	—	54,000
Balance at December 31, 2005	5,475,057	5,475	22,768,135	4,709,518	(320,856)	27,162,272
Net loss	—	—	—	(1,265,006)	—	(1,265,006)
Common stock issued upon exercise of options	3,000	3	19,047	—	—	19,050
Common stock issued as employee compensation	750	1	5,064	—	—	5,065
Stock compensation expense	—	—	256,274	—	—	256,274
Balance at December 31, 2006	5,478,807	$5,479	$23,048,520	$3,444,512	$(320,856)	$26,177,655

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF CASH FLOWS

Year ended December 31,	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(1,265,006)	$1,519,433	$5,076,031
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	215,973	193,628	184,355
Other liabilities	43,646	54,895	—
Stock compensation expense	256,274	—	—
Common stock issued as employee compensation	5,065	19,158	35,953
Deferred portion of provision/(benefit) for income taxes	(48,000)	334,000	1,202,000
Tax benefit for stock options	(4,600)	54,000	421,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	427,661	(208,794)	106,822
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(394,506)	(2,358,695)	(8,580,620)
Decrease (increase) in prepaid expenses and other current assets	208,546	(136,888)	167,326
Increase in other assets	23,274	—-	(87,278)
Increase (decrease) in accounts payable and accrued expenses	278,102	(151,614)	971,643
Increase (decrease) in income taxes payable	(133,110)	4,110	(58,000)
Increase in refundable income taxes	(628,470)
Net cash used in operating activities	(1,015,151)	(676,767)	(560,768)
Net cash used in investing activities:
Purchase of plant and equipment	(109,500)	(273,080)	(667,684)
Cash flows from financing activities:
Proceeds from exercise of stock options	19,050	153,293	50,601
Proceeds from long-term debt	—	—-	170,000
Payment of long-term debt	(87,617)	(82,614)	(30,109)
Proceeds from line of credit	350,000	—	—
Tax benefit for stock options	4,600	—	—
Net cash provided by financing activities	286,033	70,679	190,492
Net increase (decrease) in cash	(838,618)	(879,168)	(1,037,960)
Cash at beginning of year	877,182	1,756,350	2,794,310
Cash at end of year	$38,564	$877,182	$1,756,350
Supplemental schedule of noncash investing and financing activity:
Plant and equipment acquired through capital lease	$—	$—-	$38,915
Stock options proceeds paid through Company’s stock	$—	$—-	$320,856
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$20,326	$18,314	$8,109
Cash paid for income taxes:	$403,093	$490,331	$199,500

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

1.	PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:	CPI Aerostructures, Inc.’s (‘‘CPI Aero’’ or the ‘‘Company’’) operations consist of the design and production of complex aerospace structural subassemblies under U.S. government and commercial contracts. The length of the Company’s contracts varies but is typically between six months and two years for U.S. government contracts, although the Company’s T-38 contract and C-5 TOP contract are for 10 years and 7 years, respectively. The Company’s one commercial contract has an indefinite life.

The Company’s revenue is recognized based on the percentage of completion method of accounting for its contracts measured by the percentage of total costs incurred to date to estimated total costs at completion for each contract. Contract costs include all direct material, labor costs, tooling and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Selling, general and administrative costs are charged to expense as incurred. Estimated losses on uncompleted contracts are recognized in the period in which such losses are determined. Changes in job performance may result in revisions to costs and income and are recognized in the period in which revisions are determined to be required. The percentage of completion method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods and, as a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by the Company’s during any reporting period. In accordance with industry practice, costs and estimated earnings in excess of billings on uncompleted contracts, included in the accompanying balance sheets, contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year. The Company’s recorded revenue may be adjusted in later periods in the event that the Company’s cost estimates prove to be inaccurate or a contract is terminated.

The Company’s government contracts are subject to the procurement rules and regulations of the United States government. Many of the contract terms are dictated by these rules and regulations. Specifically, cost-based pricing is determined under the Federal Acquisition Regulations (‘‘FAR’’), which provide guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. Government contracts. For example, costs such as those related to charitable contributions, advertising, interest expense, and public relations are unallowable, and therefore not recoverable through sales. During and after the fulfillment of a government contract, the Company may be audited in respect of the direct and allocated indirect costs attributable thereto. These audits may result in adjustments to the Company’s contract costs.

The Company maintains cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

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

The fair value of the Company’s short-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Using this method, the fair value of the Company’s short-term debt was not significantly different than the stated value at December 31, 2006.

The Company incurred freight and delivery costs of approximately $123,000, $164,000 and $178,000, respectively, during the years ended December 31, 2006, 2005 and 2004. These costs are included in cost of sales.

Basic earnings per common share is computed using the weighted-average number of shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 692,707 and 727,479 were used in the calculation of diluted earnings per common share in 2005 and 2004, respectively. Incremental shares of 155,000 and 75,000 were not included in the diluted earnings per share calculations at December 31, 2005 and 2004, respectively, as their exercise price was in excess of the Company’s stock price and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation. No incremental shares were included in the diluted earnings per share calculation for December 31, 2006 as the Company recorded a net loss and the effect would be anti-dilutive.

Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance Statement of Financial Accounting Standard (‘‘SFAS’’) No. 123R, ‘‘Share-Based Payment.’’ Prior to January 1, 2006, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plans using the intrinsic value

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS No. 123 and 148.

The Company has adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, has not retroactively adjusted results from prior period. Under this transition method, compensation expense associated with stock options recognized in fiscal year 2006 includes: (1) expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) expense related to all stock option awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. (See Note 9)

In March 2006, the FASB issued SFAS No. 156 ‘‘Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140’’ which amends SFAS No. 140, ‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,’’ with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, requires all separately recognized servings assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company is currently evaluating the impact of adoption, which is required by January 1, 2007.

In April 2006, the FASB issued FASB Staff Position No. FIN 46 (R)-6, ‘‘Determining the Variability to Be Considered in Applying FASB Interpretation No 46(R)’’ (FSP FIN 46(R)-6’). FSP FIN 46(R)-6 requires that the determination of the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), ‘‘Consolidation of Variable Interest Entities’’ (‘‘FIN 46R’’), be based on an analysis of the design of the entity. In evaluating whether an interest with a variable interest entity creates or absorbs variability, FSP FIN 46(R)-6 focuses on the role of a contract or arrangement in the design of an entity, regardless of its legal form or accounting classification. The Company adopted the guidance in FSP FIN 46 (R)-6 prospectively as of July 1, 2006 to all entities that the Company first becomes involved with and to all entities previously required to be analyzed under FIN 46R when a reconsideration event has occurred under paragraph 7 of FIN 46R. The adoption of FIN 46 (R)-6 did not have a material impact on the Company’s financial statements.

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

In June 2006, the FASB issued interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109’’ (‘‘FIN 48’’), which clarifies the accounting for uncertainty in income taxes. Currently, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of FIN 48 on our financial position, results of operations, cash flows or financial statement disclosures.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements.’’ SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company has not completed an analysis as to the impact of this statement on its financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (‘‘SFAS No. 159’’). SFAS No. 159 provides a ‘‘Fair Value Option’’ under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. SFAS No. 159 will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. SFAS No. 159 is effective for fiscal years after November 15, 2007. SFAS No. 159 also allows early adoption provided that the entity also adopts the requirements of SFAS No. 157. The Company does not believe the adoption of SFAS No. 159 will have a material impact, if any, on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (‘‘SAB 108’’). SAB 108 requires that public companies utilize a ‘‘dual approach’’ to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 on December 31, 2006, and there was no impact on its financial statements.

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

2.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS:	At December 31, 2006, costs and estimated earnings in excess of billings on uncompleted contracts (unbilled) consist of:

	U.S. Government	Commercial	Total
Costs incurred on uncompleted contracts	$45,799,483	$15,312,176	$61,111,659
Estimated earnings	27,022,765	6,666,257	33,689,022
	72,822,248	21,978,433	94,800,681
Less billings to date	45,978,150	20,038,823	66,016,973
Costs and estimated earnings in excess of billings on uncompleted contracts	$26,844,098	$1,939,610	$28,783,708

At December 31, 2005, costs and estimated earnings in excess of billings on uncompleted contracts (unbilled) consist of:

	U.S. Government	Commercial	Total
Costs incurred on uncompleted contracts	$41,075,851	$14,400,603	$55,476,454
Estimated earnings	25,430,030	6,273,397	31,703,427
	66,505,881	20,674,000	87,179,881
Less billings to date	39,878,934	18,911,745	58,790,679
Costs and estimated earnings in excess of billings on uncompleted contracts	$26,626,947	$1,762,255	$28,389,202

Unbilled costs and estimated earnings are billed in accordance with applicable contract terms. As of December 31, 2006, $1,808,000 of the balances above, primarily commercial contracts, are not expected to be collected within one year. There are no amounts billed under retainage provisions.

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

3.	ACCOUNTS RECEIVABLE:	Accounts receivable consists of trade receivables as follows:

	2006	2005
Billed receivables	$1,182,700	$1,517,669
Unbilled receivables on completed contracts	239,435	332,127
	$1,422,135	$1,849,796

4.	PLANT AND EQUIPMENT:	Plant and equipment, at cost, consists of the following:

December 31,	2006	2005	Estimated Useful Life
Machinery and equipment	$570,062	544,074	5 to 10 years
Computer equipment	731,304	653,013	5 years
Furniture and fixtures	145,179	144,581	7 years
Automobiles and trucks	23,488	23,488	5 years
Leasehold improvements	613,935	609,312	10 years
Less accumulated	2,083,968	1,974,468
depreciation and amortization	1,228,232	1,012,259
	$855,736	$962,209

Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $215,973, $193,628 and $184,355, respectively.

5.	RELATED PARTY TRANSACTIONS:	In October 2000, the Company adopted a Greit Plan for the purpose of offering senior management a deferred compensation death benefit plan (the ‘‘Plan’’) that provides a tax-free benefit and which is tax-neutral to the Company. Pursuant to the Plan, the Company made a noninterest-bearing loan to an employee in the amount of $150,000, which was used to purchase the Plan. The Plan has since been terminated. The surrender value has been returned to the employee who has placed the proceeds from the surrender value in an annuity, which will mature to $150,000. Simultaneously, the employee purchased an insurance policy in the amount of $150,000, of which the Company is the sole beneficiary. The loan to the employee will be repaid to the Company upon the maturity date of the annuity or upon the death of the employee, whichever occurs first.

6.	LINE OF CREDIT:	In September 2003, the Company entered into a three year, $5.0 million revolving credit facility with JP Morgan Chase Bank (the ‘‘Chase Facility’’), secured by the assets of the Company. The facility specified interest rates that ranged between the Prime Rate and 225 basis points over LIBOR, depending on certain terms and conditions.

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

In October 2006, the Chase Facility was amended and restated to provide for a $1.0 million revolving credit facility, secured by the assets of the Company. The facility specifies an interest rate equal to the greater of (a) the prime rate and (b) the federal funds rate, plus 0.5% (6.0% at December 31, 2006). The facility expired on December 31, 2006 and has been extended through April 30, 2007.

As of December 31, 2006, the Company had borrowed $350,000 under the Chase Facility.

7.	COMMITMENTS:	The Company has employment agreements with four employees. The aggregate future commitment under these agreements is as follows:

Year ending December 31,
2007	$773,150
2008	348,000
$1,121,150

These agreements provide for additional bonus payments that are calculated as defined.

The Company leases an office and warehouse facility under a non-cancelable operating lease which expires in December 2014. The aggregate future commitment under this agreement is as follows:

Year ending December 31,
2007	$397,838
2008	409,772
2009	422,066
2010	434,728
2011	447,771
Thereafter	1,425,530
$3,537,705

Rent expense for the years ended December 31, 2006, 2005 and 2004 was $430,050, $436,248 and $313,167, respectively.

8.	INCOME TAXES:	The provision for income taxes consists of the following:

Years ended December 31,	2006	2005	2004
Current:
Federal	$(628,000)	$734,000	$572,000
State and local		70,000	20,000
Deferred:
Federal	(29,000)	334,000	1,202,000
	$(657,000)	$1,138,000	$1,794,000

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

The difference between the income tax provision computed at the federal statutory rate and the actual tax provision is accounted for as follows:

December 31,	2006	2005	2004
Taxes computed at the federal statutory rate	$(597,000)	$904,000	$2,336,000
State income taxes	(78,000)	70,000	20,000
Permanent differences	18,000	136,000	38,000
Utilization of net operating loss carryforward		28,000	(600,000)
	$(657,000)	$1,138,000	$1,794,000

The components of deferred income tax assets and liabilities are as follows:

	2006	2005
State net operating
loss carryforwards	$78,000	—
Temporary differences	$(508,000)	$(478,000)
	$(430,000)	$(478,000)

At December 31, 2006 and 2005, the temporary differences results from depreciation and difference in revenue recognized between book and taxes.

During 2004, the Company reversed approximately $850,000 of valuation allowance, which was reducing the deferred tax asset related to the Company’s net operating loss carryforwards to an amount that the Company deemed more likely than not to be realized. The Company has no valuation allowance at December 31, 2006.

The Company recognized, for income tax purposes, a tax benefit of $4,600 and $54,000 and $421,000 for the years ended December 31, 2006, 2005 and 2004, respectively, for compensation expense related to its stock option plan for which no corresponding charge to operations has been recorded. Such amounts have been added to additional paid-in capital in those years.

9.	EMPLOYEE STOCK OPTION PLANS:	Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance SFAS No. 123R, ‘‘Share-Based Payment.’’ Prior to January 1, 2006, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plans using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS No. 123 and 148.

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

The Company has adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, has not retroactively adjusted results from prior period. Under this transition method, compensation expense associated with stock options recognized in fiscal year 2006 includes: (1) expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) expense related to all stock option awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

As a result of the adoption of SFAS No. 123R, the Company’s net loss for the year ended December 31, 2006, includes approximately $256,000 of compensation expense and related reductions in income tax expense of $4,600. The compensation expense related to the Company’s stock based compensation arrangements is recorded as a component of selling, general and administrative expenses. Prior to the Company’s adoption of SFAS 123R, the Company presented tax benefits resulting from the exercise of stock options as cash flows from operating activities on the Company’s statement of cash flows. SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized from options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities.

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
December 31, 2006

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

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were used for option grants during the years ended December 31, 2006 and 2005:

	2006	2005	2004
Risk-free interest rate	4.2%	3.9%	4.0%
Expected volatility	61%	32%	35%
Dividend yield	0%	0%	0%
Expected option term-in years	5	5	5

The risk free interest rate for the years ended December 31, 2006, 2005 and 2004 is based on the 5 year U.S. Treasury note rate on the day of grant. The expected volatility computation for the years ended December 31, 2005 and 2004 is based on the average of the volatility over the most recent two year period. The expected volatility computation for the year ended December 31, 2006 is based on the average of the volatility over the most recent three year period which represents the Company’s estimate of expected volatility over the expected option term. The Company has never paid a dividend, and is not expected to pay a dividend in the foreseeable future, therefore the dividend yield is assumed to be zero.

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

A summary of the status of the Company’s stock option plans is as follows:

Fixed Options	Options	Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2004	1,114,752	$3.84
Granted during period	130,000	10.44
Exercised	(120,000)	2.78
Forfeited/Expired	(50,000)	8.75
Outstanding and vested at December 31, 2004	1,074,752	$4.53	6.39
Granted during period	80,000	10.01
Exercised	(24,667)	5.88
Forfeited/Expired	—
Outstanding and vested at December 31, 2005	1,130,085	$4.89	5.36
Granted during period	113,333	8.12
Exercised	(3,000)	6.35
Forfeited/Expired	—
Outstanding at December 31, 2006	1,240,418	$5.17	4.38	$3,309,435
Vested at December 31, 2006	1,215,418	$5.14	4.44	$3,308,985

The weighted-average fair value of each option granted during the years ended December 31, 2006, 2005 and 2004, estimated as of the grant date using the Black-Scholes option valuation model was $2.78, $3.49 and $5.69, respectively.

As of December 31, 2006 there was $90,562 of unrecognized compensation cost related to non-vested stock option awards which will be amortized through December 2008.

The net income for the years December 31, 2005 and 2004 does not include any compensation charges related to options granted to employees. The following table illustrates the pro forma effect on net loss and loss per share assuming the Company had applied the fair value recognition provisions of SFAS 123 instead of the intrinsic value method under APB No. 25 to stock-based employee compensation for the years ended December 31, 2005 and 2004:

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Year ended December 31,	2005	2004
Net income — as reported	$1,519,433	$5,076,031
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	483,205	476,865
Net income — pro forma	$1,036,228	$4,599,166
Basic income per share — as reported	$0.28	$0.94
Basic income per share — pro forma	$0.19	$0.85
Diluted income per share — as reported	$0.25	$0.83
Diluted income per share — pro forma	$0.17	$0.75

10.	WARRANTS AND OPTIONS:	In February 2003, the Company issued to an underwriter (and its designees) warrants to purchase an aggregate of 200,000 shares of the Company’s common stock as compensation related to the Company’s public offering. The warrants are exercisable, in whole or in part, at $4.40 per share from February 2004 through February 2008. At December 31, 2006 and 2005, warrants to purchase 195,000 shares remain outstanding.

The fair value of the warrants on the date of issuance was $775,000.

11.	EMPLOYEE BENEFIT PLAN:	On September 11, 1996, CPI’s board of directors instituted a defined contribution plan under Section 401(k) of the Internal Revenue Code (the ‘‘Code’’). On October 1, 1998, the Company amended and standardized its plan as required by the Code. Pursuant to the amended plan, qualified employees may contribute a percentage of their pretax eligible compensation to the Plan and the Company will match a percentage of each employee’s contribution. Additionally, the Company has a profit-sharing plan covering all eligible employees. Contributions by the Company are at the discretion of management. The amount of contributions recorded by the Company in 2006, 2005 and 2004 amounted to $65,823, $91,318 and $108,706, respectively.

12.	MAJOR CUSTOMER:	93% of the sales in 2006, 96% of the sales in 2005 and 99% of sales in 2004 were to the U.S. government. 85% and 78% of accounts receivable at December 31, 2006 and 2005, respectively, were from the U. S. government.

13.	SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)	The following table sets forth certain unaudited quarterly statement of operations data from the eight quarters ended December 31, 2006. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below. The quarterly data should be read in conjunction with the current audited statements and notes thereto. The total of the quarterly EPS data may not be indicative of full year results.

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

	Quarter Ended
2006	March 31,	June 30,	September 30,	December 31,
Revenue	$5,030,193	$2,457,016	$4,412,931	$6,007,849
Income (loss) from operations	116,894	(2,038,334)	(12,577)	21,758
Net income/(loss)	68,894	(1,333,334)	(12,577)	12,011
Basic earnings (loss) per share	0.01	(0.24)	0.00	0.00
Diluted earnings (loss) per share	0.01	(0.24)	0.00	0.00

2005	March 31,	June 30,	September 30,	December 31,
Revenue	$6,245,102	$6,313,432	$6,452,246	$6,515,624
Income (loss) from operations	936,606	867,817	879,847	(13,984)
Net income/(loss)	578,656	509,193	548,498	(116,914)
Basic earnings (loss) per share	0.11	0.09	0.10	(0.02)
Diluted earnings (loss) per share	0.09	0.08	0.09	(0.01)

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2007	CPI AEROSTRUCTURES, INC. (Registrant)
	By:	/s/ Edward J. Fred
Edward J. Fred Chief Executive Officer, President, Secretary and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric Rosenfeld	Chairman of the Board of Directors	March 30, 2007

Eric Rosenfeld

/s/ Edward J. Fred	Chief Executive Officer, President, Secretary and Director	March 30, 2007

Edward J. Fred

/s/ Vincent Palazzolo	Chief Financial Officer	March 30, 2007

Vincent Palazzolo

/s/ Walter Paulick	Director	March 30, 2007

Walter Paulick

/s/ Kenneth McSweeney	Director	March 30, 2007

Kenneth McSweeney

/s/ Harvey Bazaar	Director	March 30, 2007

Harvey Bazaar