Form 10-Q
period 2007-03-31
CPI AEROSTRUCTURES INC
filed 2007-05-15
CIK 889348

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007	Commission File Number 1-11398

CPI AEROSTRUCTURES, INC.

(Exact name of registrant as specified in its charter)

New York	11-2520310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
60 Heartland Blvd., Edgewood, NY	11717
(Address of principal executive offices)	(zip code)

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

As of May 10, 2007, the number of shares of common stock, par value $.001 per share, outstanding was 5,730,273.

Part I:    Financial Information:

Item 1 — Financial Statements:

   CPI AEROSTRUCTURES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash	$46,747	$38,564
Accounts receivable, net	2,979,121	1,422,135
Costs and estimated earnings in excess of billings on uncompleted contracts	28,180,320	28,783,708
Prepaid expenses and other current assets	108,304	133,618
Refundable income taxes	628,470	628,470
Total current assets	31,942,962	31,006,495
Plant and equipment, net	816,689	855,736
Deferred income taxes	61,000	78,000
Other assets	214,137	219,956
Total Assets	$33,034,788	$32,160,187
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,208,163	$4,758,763
Accrued expenses	101,091	225,040
Current portion of long-term debt	30,560	42,188
Line of credit	200,000	350,000
Deferred income taxes	508,000	508,000
Income taxes payable	150,000	—
Total current liabilities	6,197,814	5,883,991
Other liabilities	106,555	98,541
Total Liabilities	6,304,369	5,982,532
Shareholders’ Equity:
Common stock – $.001 par value; authorized 50,000,000 shares, issued 5,618,807 and 5,478,807 shares, respectively, and outstanding 5,555,273 and 5,447,792 shares, respectively	5,619	5,479
Additional paid-in capital	23,553,104	23,048,520
Retained earnings	3,712,702	3,444,512
Treasury stock, 63,534 and 32,980 shares (at cost), respectively	(541,006)	(320,856)
Total Shareholders’ Equity	26,730,419	26,177,655
Total Liabilities and Shareholders’ Equity	$33,034,788	$32,160,187

See Notes to Condensed Financial Statements

   CPI AEROSTRUCTURES, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2007	2006
	(Unaudited)
Revenue	$5,471,968	$5,030,193
Cost of sales	4,113,287	4,065,002
Gross profit	1,358,681	965,191
Selling, general and administrative expenses	923,492	848,297
Income before provision for income taxes	435,189	116,894
Provision for income taxes	167,000	48,000
Net income	$268,189	$68,894
Basic net income per common share	$0.05	$0.01
Diluted net income per common share	$0.05	$0.01
Shares used in computing income per common share:
Basic	5,501,060	5,445,475
Diluted	5,919,262	6,126,967

See Notes to Condensed Financial Statements

   CPI AEROSTRUCTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$268,189	$68,894
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	55,929	50,751
Other liabilities	8,014	10,912
Stock compensation expense	109,223	98,823
Tax benefit from stock option exercise	(207,000)	(4,600)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,556,986)	260,978
Decrease in costs and estimated earnings in excess of billings on uncompleted contracts	603,388	234,283
(Increase) decrease in prepaid expenses and other assets	48,133	(62,713)
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	325,451	(865,370)
Increase (decrease) in income taxes payable	150,000	(133,110)
Net cash used in operating activities	(195,659)	(341,152)

Cash used in investing activities – purchase of plant and equipment	(16,880)	(8,533)
Cash flows from financing activities:
Payment of long-term debt	(11,628)	(28,508)
Repayment of line of credit	(150,000)	—
Proceeds from exercise of stock options	175,350	19,050
Tax benefit from stock option exercise	207,000	4,600
Net cash provided by (used in) financing activities	220,722	(4,858)
Net increase (decrease) in cash	8,183	(354,543)
Cash at beginning of period	38,564	877,182
Cash at end of period	$46,747	$522,639
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,342	$1,941
Income taxes	$—	$403,093

See Notes to Condensed Financial Statements

CPI Aerostructures, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. Interim  Financial  Statements:

The financial statements of CPI Aerostructures, Inc. (the ‘‘Company’’) as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited, however, in the opinion of the management of the Company, these financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and its results of operations and cash flows. The results of operations for such interim periods are not necessarily indicative of the results to be obtained for a full year.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date; but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2. stock-based compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123R, ‘‘Share-Based Payment.’’

In November 2005, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Staff Position No. FAS 123R-3, ‘‘Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.’’ The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies subsequent to the adoption of SFAS 123R.

As a result of the adoption of SFAS 123R, the Company’s net income for the three months ended March 31, 2007 and 2006 includes approximately $109,000 and $99,000, respectively, of non-cash compensation expense related to the Company’s stock options. The non-cash compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expense.

CPI Aerostructures, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the status of the Company’s stock option plans as of March 31, 2007 and changes during the period is as follows:

Fixed Options	Options	Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	1,240,418	$5.17
Granted during period	25,000	7.24
Exercised	(140,000)	2.83
Outstanding at end of period	1,125,418	$5.51	4.24	$2,394,864
Vested at end of period	1,100,418	$5.48	4.12	$2,394,602

As of March 31, 2007, there was $83,979 of unrecognized compensation cost related to non-vested stock option awards which will be amortized through December 2008.

During the three months ended March 31, 2007, 55,000 stock options were exercised for cash resulting in proceeds to the Company of $175,350. In addition, 85,000 stock options were exercised on a cashless basis, pursuant to provisions of the stock option plans. The Company received 30,554 shares of its common stock in exchange for the 85,000 shares issued in the exercise. The 30,554 shares that the Company received were valued at $220,150, the fair market value of the shares on the date of exercise, and were added to treasury stock.

CPI Aerostructures, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

3. costs and estimated earnings in excess of billings on uncompleted contracts:

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	March 31, 2007
	U.S. Government	Commercial	Total
Costs incurred on uncompleted contracts	$48,371,436	$15,433,471	$63,804,907
Estimated earnings	29,190,897	6,721,367	35,912,264
Sub-total	77,562,333	22,154,838	99,717,171
Less billings to date	51,154,802	20,382,049	71,536,851
Costs and estimated earnings in excess of billings on uncompleted contracts	$26,407,531	$1,772,789	$28,180,320

	December 31, 2006
	U.S. Government	Commercial	Total
Costs incurred on uncompleted contracts	$45,799,483	$15,312,176	$61,111,659
Estimated earnings	27,022,765	6,666,257	33,689,022
Sub-total	72,822,248	21,978,433	94,800,681
Less billings to date	45,978,150	20,038,823	66,016,973
Costs and estimated earnings in excess of billings on uncompleted contracts	$26,844,098	$1,939,610	$28,783,708

4. income PER COMMON SHARE:

Basic income per common share is computed using the weighted average number of shares outstanding. Diluted income per common share for the three month periods ended March 31, 2007 and 2006 is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 418,202 and 681,492 were used in the calculation of diluted income per common share in the three month period ended March 31, 2007 and 2006, respectively. Incremental shares of 383,750 and 235,000 were not included in the diluted earnings per share calculations for the three month periods ended March 31, 2007 and 2006, respectively, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.

5. CREDIT FACILITY:

In September 2003, we entered into a three year, revolving credit facility with JP Morgan Chase Bank (the ‘‘Chase Facility’’), secured by our assets.

In October 2006, the Chase Facility was amended and restated. The facility specifies an interest rate equal to the greater of (a) the prime rate and (b) the federal funds rate, plus 0.5%. The Chase Facility expired on December 31, 2006 and was extended until April 30, 2007.

In May 2007, the Chase Facility was further amended to provide for a $200,000 revolving credit facility and extended until June 30, 2007. Amounts borrowed under this agreement must be repaid at the expiration of the agreement.

CPI Aerostructures, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In August 2006, the Company borrowed $350,000 under the Chase Facility. As of March 31, 2007, $200,000 remained outstanding and as of May 11, 2007, $100,000 remained outstanding.

6. recent accounting pronouncements

In June 2006, the FASB issued FASB Interpretation 48, ‘‘Accounting for Uncertainty in Income Taxes (as amended) — an interpretation of Statement of Accounting Standards 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, ‘‘Accounting for Income Taxes,’’ and prescribes a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the three months ended March 31, 2007, the Company adopted FIN 48 and the impact of adoption was not material to its financial position and results of operations.

We may, from time to time, be assessed interest and/or penalties by major taxing jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the statement of operations as other general and administrative expenses.

CPI AEROSTRUCTURES, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Condensed Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

When used in this Form 10-Q and in future filings by us with the Commission, the words or phrases ‘‘will likely result,’’ ‘‘management expects’’ or ‘‘we expect,’’ ‘‘will continue,’’ ‘‘is anticipated,’’ ‘‘estimated’’ or similar expressions are intended to identify ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. As such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in ‘‘Item 1A: Risk Factors’’ included in our Annual Report on Form 10-K for the year ended December 31, 2006 and ‘‘Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ included in this Form 10-Q. We have no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Business Operations

We are engaged in the contract production of structural aircraft parts principally for the United States Air Force and other branches of the U.S. armed forces and, to a lesser extent, for prime military aircraft contractors. We also provide aircraft parts to the commercial sector of the aircraft industry. Our strategy for growth includes concentrating on government and military sales as a prime contractor and as a subcontractor for other defense prime contractors.

Notwithstanding defense budget increases and the DoD’s commitment to maintaining support for aging aircraft during the two-year period through August 2006, there was a significant slowdown in government contract awards as well as releases under previously awarded contracts. Faced with the uncertainties of appropriations and timing of contract awards and releases under previously awarded contracts, which we believe have been driven by the uncertainties of war and market and economic trends, we have expanded our activities to include operating as a subcontractor to leading aerospace prime contractors. While the slowdown in government contract awards also has affected these prime contractors, because they are able to bid on and receive contract awards for different programs than we are, we believe that pursuing such opportunities will enable us to access programs that we would not otherwise be able to access given our smaller size and resources. By increasing our customer base, we have positioned our company to take advantage of additional market opportunities and reduce the impact of the slowdown in government contract awards and releases. These subcontracting opportunities have begun to materialize, and we were awarded approximately $7.0 million of subcontracts during 2006 compared to $2.2 million in 2005. We currently have proposals submitted to multiple prime contractors, and while we cannot predict the timing of awards, some of our outstanding proposals are so significant in size that any single award could increase our revenue and net income substantially.

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

CPI AEROSTRUCTURES, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Revenue Recognition

We recognize revenue from our contracts over the contractual period under the percentage-of-completion (POC) method of accounting. Under the POC method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned ‘‘Costs and estimated earnings in excess of billings on uncompleted contracts.’’ Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned ‘‘Billings in excess of costs and estimated earnings on uncompleted contracts.’’ Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period the change becomes known. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by us during any reporting period. We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however, we cannot assure you that our estimates will be accurate. If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods. Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to fund our work in process or to pay taxes until the reported earnings materialize to actual cash receipts.

Stock Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R, ‘‘Share-Based Payment’’ for employee options, using the modified prospective transition method. SFAS 123R revised SFAS 123 to eliminate the option to use the intrinsic value method and required the Company to expense the fair value of all employee stock-based compensation over the vesting period. Under the modified prospective transition method, we recognized compensation cost for the year ended December 31, 2006, which includes (1) period compensation cost related to share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (2) compensation cost related to share-based payments granted within the period, which vested fully upon grant.

Results of Operations

Revenue

Revenue for the three months ended March 31, 2007 was $5,471,968 compared to $5,030,193 for the same period last year, representing an increase of $441,775 or 9%. This increase was due to more contract awards and releases enduring the second half of 2006 as compared to 2005. In the second half of 2006, we received approximately $22 million of new contract awards. Included in 2006 contract awards are approximately $7 million for subcontracting work. Revenue increased in the first quarter of 2007 as we have begun to perform on these contracts.

We generate revenue primarily from government contracts and, to a lesser extent, from one commercial contract. Revenue from government contracts (including subcontract work for government aircraft) for the three months ended March 31, 2007 was $5,295,562 compared to $4,411,694 for the three months ended March 31, 2007, an increase of $883,868 or 20%.

CPI AEROSTRUCTURES, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the three months ended March 31, 2007, we received new contract awards of $1,417,000 compared to $6,900,000 in the same period last year. Included in last years’ award amount is a $5.0 million release on our C-5 TOP contract. Given the large amount of contract awards we received in the second half of 2006 this decrease was not totally unexpected. As of March 31, 2007, we had over $300 million in bids outstanding. We continue to make bids on contracts on a weekly basis.

Although we are not actively pursuing commercial contract work, our one commercial contract accounted for revenue of approximately $176,000 for the three months ended March 31, 2007 compared to approximately $619,000 for the three months ended March 31, 2006.

Gross Profit

Gross profit for the three months ended March 31, 2007 was $1,358,681 compared to $965,191 for the three months ended March 31, 2006, an increase of $393,490. As a percentage of revenue, gross profit for the three months ended March 31, 2007 was 25% compared to gross profit of 19% for the same period last year. The increase in gross profit percentage was due to better control over suppliers and an improved factory overhead application rate.

During the three months ended March 31, 2006, we had maintained our factory overhead and labor cost structure in anticipation of releases on contracts that we have already been awarded, including the C-5 TOP contract, as well as additional awards on some of our major outstanding bids. In mid-2006, we reduced our labor force by approximately 11% and took other cost saving measures in an attempt to increase gross profit. The increased gross profit percentage in the three months ended March 31, 2007 is a result of these cost saving measures.

We anticipate that our overhead costs for the remainder of the year will remain consistent with those incurred in the quarter ended March 31, 2007. Therefore, if the level of shop activity remains similar to our present level, our overhead rates and gross margin should remain similar to our current rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2007 were $923,492 compared to $848,297 for the three months ended March 31, 2006, an increase of $75,195, or 9%. This increase was primarily due to a $47,000 increase in travel expenses related to trips for vendor management and subcontracting sales. Additionally, we had a $17,000 increase in stock compensation expense and increased consulting fees of approximately $100,000 related to bids and proposals, offset by decreases in salaries of $50,000 and public company fees of $70,000. Public company fees include fees paid for investor relations, fees for printing of our annual reports and SEC filings, transfer agent fees and other expenses associated with being a public company.

Income Before Provision for Income Taxes

Income before provision from income taxes for the three months ended March 31, 2007 was $435,189 compared to $116,894 for the same period last year This increase was primarily due to the increase in gross profit described above.

Provision for Income Taxes

Provision for income taxes was $167,000 for the three months ended March 31, 2007, or 38% of pre-tax income. This compares to a provision for income taxes of $48,000, or 41% of pre-tax income, for the three months ended March 31, 2006.

CPI AEROSTRUCTURES, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Income

As a result, net income for the three months ended March 31, 2007 was $268,189, or $0.05 per basic and diluted share, compared to net income of $68,894, or $0.01 per basic and diluted share, for the same period last year. Diluted earnings per share for the three months ended March 31, 2007 was calculated utilizing 5,919,262 diluted average shares outstanding. Diluted income per share for the three months ended March 31, 2006 was calculated utilizing 6,126,967 diluted average shares outstanding. At March 31, 2007 and 2006, incremental shares of 383,750 and 235,000, respectively, were not included in the diluted earnings per share calculation because their exercise price exceeded the fair market value of our common stock during the period, and accordingly their effect would be anti-dilutive.

Liquidity and Capital Resources

General

At March 31, 2007, we had working capital of $25,745,148 compared to $25,122,504 at December 31, 2006, an increase of $622,644, or 2%.

Cash Flow

A large portion of our cash is used to pay for materials and processing costs associated with contracts that are in process and which do not provide for progress payments. Contracts that permit us to bill on a progress basis must be classified as ‘‘on time’’ for us to apply for progress payments. In February 2007, we agreed to pay $75,000 to have the late delivery orders on the C-5 TOP contract classified as ‘‘on time.’’ Accordingly, beginning in February 2007, we were able to apply for progress payments under this program. Costs for which we are not able to bill on a progress basis are components of ‘‘Costs and estimated earnings in excess of billings on uncompleted contracts’’ on our balance sheet and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms.

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

At March 31, 2007, we had a cash balance of $46,747 compared to $38,564 at December 31, 2006. In addition to the nominal increase in cash during the three months ended March 31, 2007, our accounts receivable increased by approximately $1,557,000, while our liabilities only increased by approximately $268,000. The increase in accounts receivable was primarily due to an increase in amounts due for subcontract work, which we were collecting on 60 day terms, compared to standard 30 day terms that we have with the government. In April 2007, we entered into an agreement with one of our major subcontract customers to receive electronic payments on our accounts receivable, which we expect will reduce the payment timing to less than 30 days. In April 2007, we received approximately $1,192,000 from this customer for payment of accounts receivable.

During the years ended December 31, 2006, 2005 and 2004, we used cash of $1,015,151, $676,767 and $560,768, respectively, to fund our operations. Because of our historical use of cash, and the expiration of a long term line of credit, beginning in June 2006, we began to reduce expenses and implement a plan to improve cash flow. As described earlier, the reduction of expenses has resulted in improved gross margin and profitability.

CPI AEROSTRUCTURES, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

At March 31, 2007, we had costs in excess of billings on uncompleted contracts of $28,180,320, which represents unbilled receivables of which we expect approximately 90% to be converted into cash within the next year. This amount represents $25,362,000 of funded delivery orders, or funded backlog, to be shipped and collected by March 31, 2008. In addition, we will be filing a tax refund of approximately $628,000 for the carryback of our net tax loss recorded during the year ended December 31, 2006.

Based on the positive results in the three months ended March 31, 2007, our projected cash expenses and the above described sources of cash, we expect to have positive cash flow during the twelve month period ending March 31, 2008.

JP Morgan Chase Credit Facility

In September 2003, we entered into a three year, revolving credit facility with JP Morgan Chase Bank (the ‘‘Chase Facility’’), secured by our assets.

In October 2006, the Chase Facility was amended and restated. The facility specifies an interest rate equal to the greater of (a) the prime rate and (b) the federal funds rate, plus 0.5%. The Chase Facility expired on December 31, 2006 and was extended until April 30, 2007.

In May 2007, the Chase Facility was further amended to provide for a $200,000 revolving credit facility and extended until June 30, 2007. Amounts borrowed under this agreement must be repaid at the expiration of the agreement.

In August 2006, we borrowed $350,000 under the Chase Facility. As of March 31, 2007, $200,000 remained outstanding and as of May 11, 2007, $100,000 remained outstanding.

Although we are currently negotiating to secure a long term credit agreement with JP Morgan Chase Bank, or with another financial institution, there is no assurance that a new line of credit can be secured on terms acceptable to us.

Contractual Obligations

The table below summarizes information about our contractual obligations as of March 31, 2007 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

Contractual Obligations	Payments Due By Period ($)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-Term Debt	230,560	230,560	-0-	-0-	-0-
Operating Leases	3,438,245	400,821	838,077	889,116	1,310,231
Employment Agreement Compensation *	1,294,163	666,863	627,300	-0-	-0-
Total Contractual Cash Obligations	4,962,968	1,298,244	1,465,377	889,116	1,310,231

* The employment agreements provide for bonus payments that are excluded from these amounts.

Item 3. — Quantitative and Qualitative Disclosure About Market Risk

None

Item 4 — Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures was made as of March 31, 2007 under the supervision and with the participation of our management, including our

CPI AEROSTRUCTURES, INC

chief executive officer and chief financial officer. During the first quarter of 2007, we implemented a plan to remediate the material weaknesses identified by our independent registered public accounting firm and discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2006. These material weaknesses related to our failure to properly recognize revenue, cost incurred and billings to the customer on certain contracts in that:

•	the sales and cost estimates used to recognize revenue on a significant contract did not reflect the most current available information. As a result, the 2006 margin with respect to this contract was overstated; and

•	gross margin was overstated on certain contracts because we recognized revenue on change orders where the customer approval had not been obtained.

These two errors resulted in an overstatement of net income in our statement of operations for the year ended December 31, 2006, which errors were corrected prior to filing of our Annual Report on Form 10-K.

Our internal control over reviewing and recording revenue recognition did not detect these matters and therefore was not effective at preventing or detecting material misstatement of the financial statements. Although we have begun remediation of these deficiencies, we have not had sufficient time to test whether these actions will be effective.

To remediate these material weaknesses, during the quarter ended March 31, 2007, our senior management implemented a new procedure requiring our chief financial officer and vice president of operations to review sales and cost estimates used to recognize revenue subsequent to the preparation of the financial statements to insure that such estimates used the most current available information. In addition, a procedure was designed to insure that all change orders have customer approval before being reflected in our contract estimates.

In addition, we began to take the following corrective actions:

•	We began the interview process to add resources to our accounting department to manage the estimating process necessary to properly and timely report our revenue. Subsequent to March 31, 2007 we hired a new accounting supervisor for our accounting department.

•	We started planning a regular education program for additional members of our accounting department to diversify the task of financial reporting management and allow a higher level of review.

During the most recently completed fiscal quarter, except as described above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

.

CPI AEROSTRUCTURES, INC

Part II:    Other Information

Item 1A: — Risk Factors

There are no material changes from the risk factors set forth in Item 1A, ‘‘Risk Factors,’’ of our Annual Report on Form 10-K for the year ended December 31, 2006. Please refer to that section for disclosures regarding the risks and uncertainties to our business.

Item 6 — Exhibits

Exhibit 10.23	Third Amendment to Amended and Restated Revolving Credit Agreement between the Company and JPMorgan Chase Bank N.A.
Exhibit 31.1	Section 302 Certification by Chief Executive Officer
Exhibit 31.2	Section 302 Certification by Chief Financial Officer
Exhibit 32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.
Dated: May 14, 2007	By:	/S/ Edward J. Fred
Edward J. Fred Chief Executive Officer, President, and Secretary
Dated: May 14, 2007	By:	/S/ Vincent Palazzolo
Vincent Palazzolo Chief Financial Officer