Form 10-Q
period 2007-06-30
CPI AEROSTRUCTURES INC
filed 2007-08-14
CIK 889348

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007	Commission File Number 1-11398

CPI AEROSTRUCTURES, INC.

(Exact name of registrant as specified in its charter)

New York	11-2520310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
60 Heartland Blvd., Edgewood, NY	11717
(Address of principal executive offices)	(zip code)

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

As of August 10, 2007, the number of shares of common stock, par value $.001 per share, outstanding was 5,750,273.

Part I:    Financial Information:

Item 1 — Financial Statements:

      CPI AEROSTRUCTURES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash	$1,041,745	$38,564
Accounts receivable, net	1,756,599	1,422,135
Costs and estimated earnings in excess of billings on uncompleted contracts	29,326,300	28,783,708
Prepaid expenses and other current assets	403,882	133,618
Refundable income taxes	528,470	628,470
Total current assets	33,056,996	31,006,495
Plant and equipment, net	781,492	855,736
Other assets	229,319	297,956
Total Assets	$34,067,807	$32,160,187
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,919,126	$4,758,763
Accrued expenses	102,751	225,040
Current portion of long-term debt	14,215	42,188
Line of credit	—	350,000
Deferred income taxes	508,000	508,000
Total current liabilities	5,544,092	5,883,991
Other liabilities	114,570	98,541
Total Liabilities	5,658,662	5,982,532
Shareholders’ Equity:
Common stock – $.001 par value; authorized 50,000,000 shares, issued 5,793,807 and 5,478,807 shares, respectively, and outstanding 5,730,273 and 5,447,792 shares, respectively	5,794	5,479
Additional paid-in capital	24,656,208	23,048,520
Retained earnings	4,288,149	3,444,512
Treasury stock, 63,534 and 32,980 shares (at cost), respectively	(541,006)	(320,856)
Total Shareholders’ Equity	28,409,145	26,177,655
Total Liabilities and Shareholders’ Equity	$34,067,807	$32,160,187

See Notes to Condensed Financial Statements

      CPI AEROSTRUCTURES, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenue	$7,490,669	$2,457,016	$12,962,637	$7,487,210
Cost of sales	5,302,049	3,361,506	9,415,336	7,426,508
Gross profit (loss)	2,188,620	(904,490)	3,547,301	60,702
Selling, general and administrative expenses	1,262,172	1,133,844	2,185,664	1,982,142
Income (loss) before provision for (benefit from) income taxes	926,448	(2,038,334)	1,361,637	(1,921,440)
Provision for (benefit from) income taxes	351,000	(705,000)	518,000	(657,000)
Net income (loss)	$575,448	$(1,333,334)	$843,637	$(1,264,440)
Income (loss) per common share – basic	$0.10	$(0.24)	$0.15	$(0.23)
Income (loss) per common share – diluted	$0.10	$(0.24)	$0.14	$(0.23)
Shares used in computing income (loss) per common share:
Basic	5,691,811	5,447,042	5,596,963	5,446,263
Diluted	6,026,829	5,447,042	5,908,891	5,446,263

See Notes to Condensed Financial Statements

      CPI AEROSTRUCTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$843,637	$(1,264,440)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	110,506	103,249
Other liabilities	16,029	21,825
Stock compensation expense	360,252	252,425
Tax benefit from stock option exercise	(538,000)	(4,600)
Deferred portion of provision for income taxes	57,000	(48,000)
Changes in operating assets and liabilities:
Increase in accounts receivable	(334,464)	(368,616)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(542,592)	3,171,318
Decrease in prepaid expenses and other assets	279,374	195,663
(Increase) decrease in refundable income taxes	100,000	(890,281)
Increase (decrease) in accounts payable and accrued expenses	38,074	(1,415,273)
Decrease in income taxes payable	—	(133,110)
Net cash provided by (used in) operating activities	389,816	(379,840)
Cash used in investing activities – purchase of plant and equipment	(36,262)	(51,093)
Cash flows from financing activities:
Payment of long-term debt	(27,973)	(47,749)
Repayment of line of credit	(350,000)	—
Proceeds from exercise of stock options	489,600	19,050
Tax benefit from stock option exercise	538,000	4,600
Net cash provided by (used in) financing activities	649,627	(24,099)
Net increase (decrease) in cash	1,003,181	(455,032)
Cash at beginning of period	38,564	877,182
Cash at end of period	$1,041,745	$422,150
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,284	$6,117
Income taxes	$100,000	$403,093

See Notes to Condensed Financial Statements

CPI Aerostructures, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. Interim Financial Statements:

The financial statements of CPI Aerostructures, Inc. (the ‘‘Company’’) as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are unaudited, however, in the opinion of the management of the Company, these financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and its results of operations and cash flows. The results of operations for such interim periods are not necessarily indicative of the results to be obtained for a full year.

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

2. stock-based compensation:

The Company accounts for compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123R, ‘‘Share-Based Payment.’’

The Company’s net income for the three and six months ended June 30, 2007 includes approximately $251,000 and $360,000, respectively, of non-cash compensation expense related to the Company’s stock options. The Company’s net loss for the three and six months ended June 30, 2006 includes approximately $154,000 and $252,000, respectively, of non-cash compensation expense related to the Company’s stock options. The non-cash compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were used for option grants during the six month period ended June 30, 2007:

Risk-free interest rate	4.50% - 5.25%
Expected volatility	61% - 73%
Dividend yield	0%
Expected option term-in years	5

CPI Aerostructures, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the status of the Company’s stock option plans as of June 30, 2007 and changes during the period is as follows:

Fixed Options	Options	Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	1,240,418	$5.17
Granted during period	80,000	7.01
Exercised	(315,000)	2.25
Outstanding at end of period	1,005,418	$6.24	4.46	$2,530,326
Vested at end of period	980,418	$6.23	4.33	$2,491,576

As of June 30, 2007, there was $76,105 of unrecognized compensation cost related to non-vested stock option awards which will be amortized through December 2008.

During the six months ended June 30, 2007, 230,000 stock options were exercised for cash resulting in proceeds to the Company of $489,600. In addition, 85,000 stock options were exercised on a cashless basis, pursuant to provisions of the stock option plans. The Company received 30,554 shares of its common stock in exchange for the 85,000 shares issued in the exercise. The 30,554 shares that the Company received were valued at $220,150, the fair market value of the shares on the date of exercise, and were added to treasury stock.

During the six months ended June 30, 2007, the company earned a tax benefit of approximately $538,000 resulting from the exercise of stock options. The amount has been credited to paid in capital and applied to the current tax liability with the balance of $277,000 reflected in prepaid expenses and other current assets.

3. costs and estimated earnings in excess of billings on uncompleted contracts:

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	June 30, 2007
	U.S. Government	Commercial	Total
Costs incurred on uncompleted contracts	$51,105,784	$15,622,461	$66,728,245
Estimated earnings	31,880,494	6,853,813	38,734,307
Sub-total	82,986,278	22,476,274	105,462,552
Less billings to date	55,388,261	20,747,991	76,136,252
Costs and estimated earnings in excess of billings on uncompleted contracts	$27,598,017	$1,728,283	$29,326,300

	December 31, 2006
	U.S. Government	Commercial	Total
Costs incurred on uncompleted contracts	$45,799,483	$15,312,176	$61,111,659
Estimated earnings	27,022,765	6,666,257	33,689,022
Sub-total	72,822,248	21,978,433	94,800,681
Less billings to date	45,978,150	20,038,823	66,016,973
Costs and estimated earnings in excess of billings on uncompleted contracts	$26,844,098	$1,939,610	$28,783,708

CPI Aerostructures, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

4. income PER COMMON SHARE:

Basic income per common share is computed using the weighted average number of shares outstanding. Diluted income per common share for the three and six month periods ended June 30, 2007 is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 335,018 and 311,928 were used in the calculation of diluted income per common share in the three month and six month periods ended June 30, 2007, respectively. Incremental shares of 295,000 and 333,750 were not included in the diluted earnings per share calculations for the three month and six month periods ended June 30, 2007, respectively, as their exercise price was in excess of the Company’s average stock price for the period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive. Incremental shares of 865,277 were not included in the diluted earnings per share calculation at June 30, 2006 because of the reported net loss, and accordingly their effect would be anti-dilutive.

5. CREDIT FACILITY:

In September 2003, the Company entered into a three year, revolving credit facility with JP Morgan Chase Bank (the ‘‘Chase Facility’’), secured by our assets. In August 2006, the Company borrowed $350,000 under the Chase Facility. The Chase Facility was amended and restated in October 2006, further amended in May 2007 and it expired on June 30, 2007. All borrowings under this facility were repaid in May 2007.

6. recent accounting pronouncements:

In June 2006, the FASB issued FASB Interpretation 48, ‘‘Accounting for Uncertainty in Income Taxes (as amended) — an interpretation of Statement of Accounting Standards 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, ‘‘Accounting for Income Taxes,’’ and prescribes a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the six months ended June 30, 2007, the Company adopted FIN 48 and the impact of adoption was not material to its financial position and results of operations.

We may, from time to time, be assessed interest and/or penalties by major taxing jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the statement of operations as other general and administrative expenses.

7. Subsequent event:

In August 2007, the Company entered into a new two-year, $2.5 million revolving credit facility with Sovereign Bank (the ‘‘Sovereign Facility’’), secured by the Company’s assets. The Sovereign Facility specifies an interest rate equal to the lower of LIBOR plus 2% or Sovereign Bank’s prime rate. The Sovereign Facility contains financial covenants related to interest coverage, net income and capital expenditures, as defined in the agreement.

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

Business Operations

We are engaged in the contract production of structural aircraft parts principally for the United States Air Force and other branches of the U.S. armed forces and, to a lesser extent, for prime military aircraft contractors. We also provide aircraft parts to the commercial sector of the aircraft industry. Our strategy for growth has focused on government and military sales as a prime contractor and as a subcontractor for other defense prime contractors. Due to growth in the commercial sector, we are also pursuing opportunities to increase our commercial contract business as a subcontractor.

Notwithstanding defense budget increases and the Department of Defense’s (‘‘DoD’’) commitment to maintaining support for aging aircraft during the two-year period through August 2006, there was a significant slowdown in government contract awards as well as releases under previously awarded contracts. Faced with the uncertainties of appropriations and timing of contract awards and releases under previously awarded contracts, which we believe have been driven by the uncertainties of war and market and economic trends, we have expanded our activities to include operating as a subcontractor to leading aerospace prime contractors. While the slowdown in government contract awards also has affected these prime contractors, because they are able to bid on and receive contract awards for different programs than we are, we believe that pursuing such opportunities will enable us to access programs that we would not otherwise be able to access given our smaller size and resources. By increasing our customer base, we have positioned our company to take advantage of additional market opportunities and reduce the impact of the slowdown in government contract awards and releases. These subcontracting opportunities have begun to materialize, and we were awarded approximately $7.0 million of subcontracts during 2006 compared to $2.2 million in 2005. In addition, through July 31, 2007, we were awarded approximately $10.9 million of subcontracts. We currently have proposals submitted to multiple prime contractors, and while we cannot predict the timing of awards, some of our outstanding proposals are so significant in size that any single award could increase our revenue and net income substantially.

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

Results of Operations

Revenue

Revenue for the three months ended June 30, 2007 was $7,490,669 compared to $2,457,016 for the same period last year, representing an increase of $5,033,653 or 205%. For the six months ended June 30, 2007, revenue increased $5,475,427 or 73% to $12,962,637, compared to $7,487,210 for the six months ended June 30, 2006.

We generate revenue primarily from government contracts and, to a lesser extent, from one commercial contract. Revenue from government contracts (including subcontract work for government aircraft) for the six months ended June 30, 2007 was $12,464,796 compared to $6,688,492 for the six months ended June 30, 2006, an increase of $5,776,304 or 86%. Our one commercial contract accounted for revenue of approximately $497,841 for the six months ended June 30, 2007 compared to approximately $798,718 for the six months ended June 30, 2006.

In the second half of 2006, we received approximately $22.0 million of new government contract awards. Included in 2006 contract awards were approximately $7.0 million of awards for subcontract

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

work. During the six months ended June 30, 2007, we received approximately $8.6 million of new contract awards including approximately $7.7 million of subcontract work, compared to $7.9 million of new contract awards in the same period last year. Included in last years’ award amount is a $5.0 million release on our C-5 TOP contract. Revenue increased in the first six months of 2007 as we have been performing on these contracts.

As of June 30, 2007, we had approximately $285 million in bids outstanding. We continue to make bids on contracts on a weekly basis.

Gross Profit

Gross profit for the three months ended June 30, 2007 was $2,188,620 compared to a gross loss of $904,490 for the three months ended June 30, 2006, an increase of $3,093,110. As a percentage of revenue, gross profit for the three months ended June 30, 2007 was 29% compared to gross loss of 37% for the same period last year. For the six months ended June 30, 2007, gross profit was $3,547,301, or 27% of revenue, compared with $60,702, or 1% of revenue for the first six months of last year.

During the six months ended June 30, 2006, we incurred overtime and rework costs to correct poor supplier workmanship and delays in deliveries by some of our suppliers. In addition, we had maintained our factory overhead and labor cost structure in anticipation of releases on contracts that we had already been awarded, including the C-5 TOP contract, as well as new awards on some of our major outstanding bids. At the end of the second quarter of 2006, when these awards did not materialize, we reduced our labor force by approximately 12% and took other cost saving measures in an attempt to increase gross profit. The increase in gross profit percentage for the six months ended June 30, 2007 was due to better control over suppliers and an improved factory overhead application rate.

We anticipate that our overhead costs for the remainder of the year will remain consistent with those incurred in the six months ended June 30, 2007. Therefore, if the level of shop activity remains similar to our present level, overhead rates and gross margin should remain similar to our current rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2007 were $1,262,172 compared to $1,133,844 for the three months ended June 30, 2006, an increase of $128,328, or 11%. For the six months ended June 30, 2007, selling, general and administrative expenses were $2,185,664 compared to $1,982,142 for the same period last year, an increase of $203,522, or 10%. This increase was primarily due to:

•	a $182,000 increase in consulting fees related to bids and proposals;

•	a $73,000 increase in public company fees, which includes fees paid for investor relations, fees for printing our reports and SEC filings, transfer agent fees and other expenses associated with being a public company;

•	a $54,000 increase in stock compensation expense; and

•	a $49,000 increase in travel expenses related to trips for vendor management and subcontracting sales.

This increase was offset by a decrease in salaries of $82,000 and a decrease in accounting and legal fees of $84,000.

Income (Loss) Before Provision for (Benefit from) Income Taxes

Income before provision for income taxes for the three months ended June 30, 2007 was $926,448 compared to loss before benefit from income taxes of $2,038,334 for the same period last year, an

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

increase of $2,964,782. For the six months ended June 30, 2007, income before provision for income taxes was $1,361,637 compared to a loss before benefit from income taxes of $1,921,440 for the same period last year, an increase of $3,283,077. This increase was primarily due to the increase in gross profit described above.

Provision for (Benefit from) Income Taxes

Provision for income taxes was $518,000 for the six months ended June 30, 2007, or 38% of pre-tax income. For the three months ended June 30, 2007, the provision for income taxes was $351,000, or 38% of pre-tax income. There was a benefit from income taxes for the three months ended June 30, 2006 of $705,000, which was the result of a recovery of taxes expensed in the first quarter of 2006, as well as federal taxes paid in 2005 which are refundable through the filing of a carryback claim. There was a benefit from income taxes of $657,000 for the six months ended June 30, 2006, which was the result of the refundable 2005 taxes paid.

Net Income

As a result, basic net income for the three months ended June 30, 2007 was $575,448, or $0.10 per basic share, compared to a net loss of $1,333,334, or $0.24 per basic share, for the same period last year. For the six months ended June 30, 2007, basic net income was $843,637, or $0.15 per basic share, compared with a net loss of $1,264,440, or $0.23 per basic share, for the same period last year. Diluted income per share for the three months ended June 30, 2007 was $0.10, calculated utilizing 6,026,829 average shares outstanding. Diluted income per share for the six months ended June 30, 2007 was $0.14, calculated utilizing 5,908,891 average shares outstanding. Diluted loss per share for the three and six months ended June 30, 2006 is the same as basic loss per share because the effect of 865,277 incremental shares were not taken into account as such effect would be anti-dilutive.

Liquidity and Capital Resources

General

At June 30, 2007, we had working capital of $27,512,904 compared to $25,122,504 at December 31, 2006, an increase of $2,390,400, or 9.5%.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

At June 30, 2007, we had a cash balance of $1,041,745 compared to $38,564 at December 31, 2006. In addition to the increase in cash during the six months ended June 30, 2007, our accounts receivable increased by approximately $334,000, while our liabilities decreased by approximately $70,000. The increase in accounts receivable was primarily due to an increase in amounts due for subcontract work.

During the years ended December 31, 2006 and 2005, we used cash of $1,015,151 and $676,767, respectively, to fund our operations. Because of our historical use of cash, and the expiration of a long term line of credit, beginning in June 2006, we began to reduce expenses and implement a plan to improve cash flow. As described earlier, the reduction of expenses has resulted in improved gross margin and profitability, and as a result, for the six month period ended June 30, 2007 our operations yielded a positive cash flow of approximately $390,000.

Based on the positive results in the six months ended June 30, 2007, our projected cash expenses and sources of cash, we expect to have positive cash flow during the twelve month period ending June 30, 2008.

Credit Facility

JP MorganChase

In September 2003, we entered into a three year, revolving credit facility with JP Morgan Chase Bank (the ‘‘Chase Facility’’), secured by our assets. In August 2006, we borrowed $350,000 under the Chase Facility. The Chase Facility was amended and restated in October 2006, further amended in May 2007 and it expired on June 30, 2007. All borrowings under this facility were repaid in May 2007.

Sovereign Bank

In August 2007, we entered into a new two-year, $2.5 million revolving credit facility with Sovereign Bank (the ‘‘Sovereign Facility’’), secured by our assets. The Sovereign Facility specifies an interest rate equal to the lower of LIBOR plus 2% or Sovereign Bank’s prime rate. The Sovereign Facility contains financial covenants related to interest coverage, net income and capital expenditures, as defined in the agreement.

We believe that our existing resources, together with the availability under our credit facility, will be sufficient to meet our current working capital needs for at least the next 12 months.

Contractual Obligations

The table below summarizes information about our contractual obligations as of June 30, 2007 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

Contractual Obligations	Payments Due By Period ($)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-Term Debt	14,215	14,215	-0-	-0-	-0-
Operating Leases	3,338,786	403,805	844,316	895,735	1,194,930
Employment Agreement Compensation*	1,560,875	670,575	770,300	120,000	-0-
Total Contractual Cash Obligations	4,913,876	1,088,595	1,614,616	1,015,735	1,194,930
*	The employment agreements provide for bonus payments that are excluded from these amounts.

Item 3 — Quantitative and Qualitative Disclosure About Market Risk

None

Item 4 — Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures was made as of June 30, 2007 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. During the first quarter of 2007, we implemented a plan to remediate the material weaknesses identified by our independent registered public accounting firm and discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2006. These material weaknesses related to our failure to properly recognize revenue, cost incurred and billings to the customer on certain contracts in that:

•	the sales and cost estimates used to recognize revenue on a significant contract did not reflect the most current available information. As a result, the 2006 margin with respect to this contract was overstated; and

•	gross margin was overstated on certain contracts because we recognized revenue on change orders where the customer approval had not been obtained.

These two errors resulted in an overstatement of net income in our statement of operations for the year ended December 31, 2006, which were corrected prior to filing of our Annual Report on Form 10-K.

Our internal control over reviewing and recording revenue recognition did not detect these matters and therefore was not effective at preventing or detecting material misstatement of the financial statements. Although we have begun remediation of these deficiencies, we have not had sufficient time to test whether these actions will be effective.

To remediate these material weaknesses, during the first quarter of 2007, our senior management implemented a new procedure requiring our chief financial officer and vice president of operations to review sales and cost estimates used to recognize revenue subsequent to the preparation of the financial statements to insure that such estimates used the most current available information. In addition, a procedure was designed to insure that all change orders have customer approval before being reflected in our contract estimates.

In addition, during the second quarter of 2007 we began to take the following corrective actions:

•	We added resources to our accounting department to manage the estimating process necessary to properly and timely report our revenue.

•	We started planning a regular education program for additional members of our accounting department to diversify the task of financial reporting management and allow a higher level of review.

Because we have not completed our remediation plan, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2007 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

Item 4 — Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on June 12, 2007. At the meeting, the director nominated for election, Edward J. Fred, was reelected for a three-year term expiring in 2010, with 5,194,460 shares voted in favor of his election and 59,105 shares for which authority was withheld. The terms of office of Kenneth McSweeney and Harvey J. Bazaar will expire at the Annual Meeting of Shareholders to be held in 2008. The terms of office of Walter Paulick and Eric Rosenfeld will expire at the Annual Meeting of Shareholders to be held in 2009.

Item 6 — Exhibits

Exhibit 10.27	Credit Agreement between CPI Aerostructures, Inc., and Sovereign Bank, dated as of August 13, 2007
Exhibit 10.28	Commercial Security Agreement, dated August 13, 2007, between CPI Aerostructures, Inc., Grantor, and Sovereign Bank, Lender
Exhibit 31.1	Section 302 Certification by Chief Executive Officer
Exhibit 31.2	Section 302 Certification by Chief Financial Officer
Exhibit 32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.
Dated: August 14, 2007	By:	/S/ Edward J. Fred
Edward J. Fred Chief Executive Officer, President, and Secretary
Dated: August 14, 2007	By:	/S/ Vincent Palazzolo
Vincent Palazzolo Chief Financial Officer