Form 10-Q
period 2007-09-30
CPI AEROSTRUCTURES INC
filed 2007-11-14
CIK 889348

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007	Commission File Number 1-11398

CPI AEROSTRUCTURES, INC.
(Exact name of registrant as specified in its charter)

New York	11-2520310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
60 Heartland Blvd., Edgewood, NY	11717
(Address of principal executive offices)	(zip code)

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

As of November 9, 2007, the number of shares of common stock, par value $.001 per share, outstanding was 5,750,273.

CPI Aerostructures, Inc.
INDEX

Part I:    Financial Information:

Item 1 — Financial Statements:

         CPI AEROSTRUCTURES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash	$806,409	$38,564
Accounts receivable, net	2,148,526	1,422,135
Costs and estimated earnings in excess of billings on uncompleted contracts	30,461,812	28,783,708
Prepaid expenses and other current assets	118,158	133,618
Refundable income taxes	528,470	628,470
Total current assets	34,063,375	31,006,495
Plant and equipment, net	764,845	855,736
Other assets	223,500	297,956
Total Assets	$35,051,720	$32,160,187
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,985,315	$4,758,763
Accrued expenses	302,193	225,040
Current portion of long-term debt	2,474	42,188
Line of credit	—	350,000
Income tax payable	35,000	—
Deferred income taxes	508,000	508,000
Total current liabilities	5,832,982	5,883,991
Other liabilities	122,584	98,541
Total Liabilities	5,955,566	5,982,532
Shareholders’ Equity:
Common stock – $.001 par value; authorized 50,000,000 shares, issued 5,813,807 and 5,478,807 shares, respectively, and outstanding 5,750,273 and 5,447,792 shares, respectively	5,814	5,479
Additional paid-in capital	24,808,061	23,048,520
Retained earnings	4,823,285	3,444,512
Treasury stock, 63,534 and 31,015 shares (at cost), respectively	(541,006)	(320,856)
Total Shareholders’ Equity	29,096,154	26,177,655
Total Liabilities and Shareholders’ Equity	$35,051,720	$32,160,187

See Notes to Condensed Financial Statements

         CPI AEROSTRUCTURES, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenue	$7,256,709	$4,412,931	$20,219,345	$11,900,141
Cost of sales	5,263,089	3,651,385	14,678,425	11,077,893
Gross profit	1,993,620	761,546	5,540,920	822,248
Selling, general and administrative expenses	1,131,484	774,123	3,317,147	2,756,265
Income (loss) before provision for (benefit from) income taxes	862,136	(12,577)	2,223,773	(1,934,017)
Provision for (benefit from) income taxes	327,000	—	845,000	(657,000)
Net income (loss)	$535,136	$(12,577)	$1,378,773	$(1,277,017)
Income (loss) per common share – basic	$0.09	$0.00	$0.24	$(0.23)
Income (loss) per common share – diluted	$0.09	$0.00	$0.23	$(0.23)
Shares used in computing income (loss) per common share:
Basic	5,748,099	5,447,042	5,647,895	5,446,526
Diluted	6,145,930	5,447,042	5,989,138	5,446,526

See Notes to Condensed Financial Statements

         CPI AEROSTRUCTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,378,773	$(1,277,017)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	171,558	158,633
Deferred rent	24,043	21,822
Stock compensation expense	368,124	241,054
Tax benefit from stock option exercise	(554,000)	(4,600)
Deferred portion of provision for (benefit from) income taxes	57,000	(48,000)
Changes in operating assets and liabilities:
Increase in accounts receivable	(726,391)	(166,293)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(1,678,104)	2,116,692
Decrease in prepaid expenses and other assets	585,916	223,612
Increase (decrease) in refundable income taxes	100,000	(878,987)
Increase (decrease) in accounts payable and accrued expenses	303,705	(1,258,931)
Increase (decrease) in income taxes payable	35,000	(133,110)
Net cash provided by (used in) operating activities	65,624	(1,005,125)
Cash used in investing activities – purchase of plant and equipment	(80,665)	(90,532)
Cash flows from financing activities:
Payment of long-term debt	(39,714)	(69,763)
Proceeds from line of credit	—	350,000
Payment of line of credit	(350,000)	—
Proceeds from exercise of stock options	618,600	19,050
Tax benefit from stock option exercise	554,000	4,600
Net cash provided by financing activities	782,886	303,887
Net increase (decrease) in cash	767,845	(791,770)
Cash at beginning of period	38,564	877,182
Cash at end of period	$806,409	$85,412
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21,624	$8,891
Income taxes	$102,400	$403,093

See Notes to Condensed Financial Statements

CPI Aerostructures, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. Interim Financial Statements:

The financial statements of CPI Aerostructures, Inc. (the ‘‘Company’’) as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 are unaudited, however, in the opinion of the management of the Company, these financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and its results of operations and cash flows. The results of operations for such interim periods are not necessarily indicative of the results to be obtained for a full year.

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

The Company’s net income for the three and nine months ended September 30, 2007 includes approximately $8,000 and $368,000, respectively, of non-cash compensation expense related to the Company’s stock options. The Company’s net loss for the nine months ended September 30, 2006 includes approximately $242,000 of non-cash compensation expense related to the Company’s stock options. The Company recorded no compensation expense related to stock options for the three month period ended September 30, 2006. The non-cash compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were used for option grants during the nine month period ended September 30, 2007:

Risk-free interest rate	4.50% – 5.25%
Expected volatility	61% – 73%
Dividend yield	0%
Expected option term-in years	5

CPI Aerostructures, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the status of the Company’s stock option plans as of September 30, 2007 and changes during the period is as follows:

Fixed Options	Options	Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	1,240,418	$5.17
Granted during period	80,000	7.01
Exercised	(335,000)	2.50
Outstanding at end of period	985,418	$6.23	4.53	$2,493,326
Vested at end of period	960,418	$6.22	4.41	$2,545,578

As of September 30, 2007, there was $68,233 of unrecognized compensation cost related to non-vested stock option awards which will be amortized through December 2008.

During the nine months ended September 30, 2007, 250,000 stock options were exercised for cash resulting in proceeds to the Company of $618,600. In addition, 85,000 stock options were exercised on a cashless basis, pursuant to provisions of the stock option plans. The Company received 30,554 shares of its common stock in exchange for the 85,000 shares issued in the exercise. The 30,554 shares that the Company received were valued at $220,150, the fair market value of the shares on the date of exercise, and were added to treasury stock.

During the nine months ended September 30, 2007, the Company earned a tax benefit of approximately $554,000 resulting from the exercise of stock options. This amount has been credited to additional paid-in capital and applied to the current tax liability.

3. costs and estimated earnings in excess of billings on uncompleted contracts:

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	September 30, 2007
	U.S. Government	Commercial	Total
Costs incurred on uncompleted contracts	$52,383,682	$16,221,867	$68,605,549
Estimated earnings	34,267,185	7,148,463	41,415,648
Sub-total	86,650,867	23,370,330	110,021,197
Less billings to date	57,956,488	21,602,897	79,559,385
Costs and estimated earnings in excess of billings on uncompleted contracts	$28,694,379	$1,767,433	$30,461,812

	December 31, 2006
	U.S. Government	Commercial	Total
Costs incurred on uncompleted contracts	$45,799,483	$15,312,176	$61,111,659
Estimated earnings	27,022,765	6,666,257	33,689,022
Sub-total	72,822,248	21,978,433	94,800,681
Less billings to date	45,978,150	20,038,823	66,016,973
Costs and estimated earnings in excess of billings on uncompleted contracts	$26,844,098	$1,939,610	$28,783,708

CPI Aerostructures, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

4. income PER COMMON SHARE:

Basic income per common share is computed using the weighted average number of shares outstanding. Diluted income per common share for the three and nine month periods ended September 30, 2007 is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 397,830 and 341,243 were used in the calculation of diluted income per common share in the three month and nine month periods ended September 30, 2007, respectively. Incremental shares of 235,000 and 295,000 were not included in the diluted earnings per share calculations for the three month and nine month periods ended September 30, 2007, respectively, as their exercise price was in excess of the Company’s average stock price for the period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive. Incremental shares of 1,407,085 were not included in the diluted earnings per share calculation at September 30, 2006 because of the reported net loss, and accordingly their effect would be anti-dilutive.

5. CREDIT FACILITY:

In September 2003, the Company entered into a three-year, revolving credit facility with JP Morgan Chase Bank (the ‘‘Chase Facility’’), secured by the Company’s assets. In August 2006, the Company borrowed $350,000 under the Chase Facility. The Chase Facility was amended and restated in October 2006, further amended in May 2007 and expired on June 30, 2007. All borrowings under this facility were repaid in May 2007.

In August 2007, the Company entered into a new two-year, $2.5 million revolving credit facility with Sovereign Bank (the ‘‘Sovereign Facility’’), secured by the Company’s assets. The Sovereign Facility specifies an interest rate equal to the lower of LIBOR plus 2% or Sovereign Bank’s prime rate (8.25% as of September 30, 2007). The Sovereign Facility contains financial covenants related to interest coverage, net income and capital expenditures, as defined in the credit agreement.

As of September 30, 2007, the Company was in compliance with the financial covenants contained in the credit agreement.

As of September 30, 2007 there were no borrowings against the Sovereign Facility.

6. recent accounting pronouncements:

In June 2006, the FASB issued FASB Interpretation 48, ‘‘Accounting for Uncertainty in Income Taxes (as amended) — an interpretation of Statement of Accounting Standards 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, ‘‘Accounting for Income Taxes,’’ and prescribes a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On January 1, 2007, the Company adopted FIN 48 and the impact of adoption was not material to its financial position and results of operations.

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

CPI AEROSTRUCTURES, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Condensed Financial Statements and notes thereto contained in this report.

Forward Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, the words or phrases ‘‘will likely result,’’ ‘‘management expects’’ or ‘‘we expect,’’ ‘‘will continue,’’ ‘‘is anticipated,’’ ‘‘estimated’’ or similar expressions are intended to identify ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in ‘‘Item 1A: Risk Factors’’ included in our Annual Report on Form 10-K for the year ended December 31, 2006 and ‘‘Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ included in this Form 10-Q. We have no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Business Operations

We are engaged in the contract production of structural aircraft parts principally for the United States Air Force and other branches of the U.S. armed forces, either as a prime contractor or as a subcontractor for other defense prime contractors. We also act as a subcontractor to prime aircraft contractors in the production of commercial aircraft parts. Our strategy for growth has focused on government and military sales as a prime contractor and increasingly as a subcontractor for other defense prime contractors. Due to our success as a subcontractor to defense prime contractors and growth in the commercial sector, we are also pursuing opportunities to increase our commercial subcontracting business.

Notwithstanding defense budget increases and the Department of Defense’s (‘‘DoD’’) commitment to maintaining support for aging aircraft during the two-year period through August 2006, there was a significant slowdown in government contract awards as well as releases under previously awarded contracts. Faced with the uncertainties of appropriations and timing of contract awards and releases under previously awarded contracts, which we believe have been driven by the uncertainties of war and market and economic trends, we have expanded our activities to include operating as a subcontractor to leading aerospace prime contractors. While the slowdown in government contract awards also affected these prime contractors, because they are able to bid on and receive contract awards for different programs than we are, we believe that pursuing such opportunities has enabled us to access programs that we would not otherwise be able to access given our smaller size and resources. By increasing our customer base, we have positioned our company to take advantage of additional market opportunities and reduce the impact of the slowdown in government contract awards and releases. These subcontracting opportunities have begun to materialize, and we were awarded approximately $7.0 million of government subcontracts from prime contractors during 2006 compared to $2.2 million in 2005. Through October 31, 2007, we were awarded approximately $7.5 million of government subcontracts from prime contractors.

Our success as a subcontractor to defense prime contractors, coupled with growth in the commercial sector, has provided us with opportunities to act as a subcontractor to prime contractors in the production of commercial aircraft parts. Through October 31, 2007, we were awarded approximately $6.0 million of commercial subcontracts from prime contractors.

CPI AEROSTRUCTURES, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

We currently have proposals submitted to multiple prime contractors, for both government and commercial subcontracting opportunities. While we cannot predict the timing of awards, some of our outstanding proposals are so significant in size that any single award could increase our revenue and net income substantially.

The length of our contracts vary but is typically between nine months and two years for U.S. government contracts (although our T-38 contract and our C-5 TOP contract are for periods of 10 years and 7 years, respectively), and up to 10 years for commercial contracts. Except in cases where contract terms permit us to bill on a progress basis, we must incur upfront costs in producing assemblies and bill our customers upon delivery. Because of the upfront costs incurred, the timing of our billings and the nature of the percentage-of-completion method of accounting described below, there can be a significant disparity between the periods in which (a) costs are expended, (b) revenue and earnings are recorded and (c) cash is received.

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

Stock-Based Compensation

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

CPI AEROSTRUCTURES, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

Revenue for the three months ended September 30, 2007 was $7,256,709 compared to $4,412,931 for the same period last year, representing an increase of $2,843,778 or 64%. For the nine months ended September 30, 2007, revenue increased $8,319,204 or 70% to $20,219,345, compared to $11,900,141 for the nine months ended September 30, 2006.

We generate revenue primarily from government contracts (which includes subcontract work for government aircraft) and, to a lesser extent, from commercial contracts. Revenue from government contracts for the nine months ended September 30, 2007 was $18,827,448 compared to $10,682,342 for the nine months ended September 30, 2006, an increase of $8,145,106 or 76%. Revenue from commercial contracts was $1,391,897 for the nine months ended September 30, 2007 compared to $1,217,799 for the nine months ended September 30, 2006.

During the nine months ended September 30, 2007, we received approximately $18.9 million of new contract awards, which included approximately $5.2 million of government prime contract awards, approximately $7.7 million of government subcontract awards and approximately $6.0 million of commercial subcontract awards, compared to $21.2 million of new contract awards in the same period last year, which included approximately $14.6 million of government prime contract awards, approximately $6.6 million of government subcontract awards and no commercial subcontract awards. Included in last years’ government prime contract award amount is a $5.0 million release on our C-5 TOP contract compared to $1.6 million on C-5 TOP in the current year. Our revenue has increased in the first nine months of 2007 as compared to the same period last year as we have been performing on the above stated new contract awards.

As of September 30, 2007, we had approximately $280 million in bids outstanding. We continue to make bids on contracts on a weekly basis.

Gross Profit

Gross profit for the three months ended September 30, 2007 was $1,993,620 compared to $761,546 for the three months ended September 30, 2006, an increase of $1,232,074. As a percentage of revenue, gross profit for the three months ended September 30, 2007 was 27.5% compared to 17.3% for the same period last year. For the nine months ended September 30, 2007, gross profit was $5,540,920, or 27.4% of revenue, compared with $822,248, or 6.9% of revenue for the first nine months of last year.

The increased gross profit percentage was a result of several factors. Our fixed overhead costs have remained essentially unchanged and, accordingly, as revenue has increased, our overhead application rate has improved resulting in improved gross profit. Additionally, through a combination of on-site observation and additional consulting and engineering assistance we have provided to our suppliers we have worked at improving our suppliers’ efficiency, on-time performance and quality, which, in turn, has helped to improve our profitability.

We anticipate that our overhead costs for the balance of 2007 will remain consistent with those incurred in the nine months ended September 30, 2007. Therefore, if the level of shop activity remains similar to our present level, overhead rates and gross margin should remain similar to our current rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2007 were $1,131,484 compared to $774,123 for the three months ended September 30, 2006, an increase of

CPI AEROSTRUCTURES, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

$357,361, or 46%. For the nine months ended September 30, 2007, selling, general and administrative expenses were $3,317,147 compared to $2,756,265 for the same period last year, an increase of $560,882, or 20%. This increase was primarily due to:

•	A $309,000 increase in consulting fees related to bids and proposals;

•	an $81,000 increase in public company fees, which includes fees paid for investor relations, fees for printing our reports and SEC filings, transfer agent fees and other expenses associated with being a public company;

•	a $200,000 increase in accrued bonus; and

•	a $54,000 increase in moving expenses.

This increase was offset by a decrease in salaries of $83,000 and a decrease in accounting and legal fees of $28,000.

Income (Loss) Before Provision for (Benefit from) Income Taxes

Income before provision for income taxes for the three months ended September 30, 2007 was $862,136 compared to loss before benefit from income taxes of $12,577 for the same period last year, an increase of $874,713. For the nine months ended September 30, 2007, income before provision for income taxes was $2,223,773 compared to a loss before benefit from income taxes of $1,934,017 for the same period last year, an increase of $4,157,790. This increase was primarily due to the increase in gross profit described above.

Provision for (Benefit from) Income Taxes

Provision for income taxes was $327,000 and $845,000 for the three months and nine months ended September 30, 2007, respectively, or 38% of pre-tax income. There was a benefit from income taxes of $657,000 for the nine months ended September 30, 2006, which was the result of the refundable 2005 taxes paid.

Net Income (Loss)

As a result, basic net income for the three months ended September 30, 2007 was $535,136, or $0.09 per basic share, compared to a net loss of $12,577, or $0.00 per basic share, for the same period last year. For the nine months ended September 30, 2007, basic net income was $1,378,773, or $0.24 per basic share, compared with a net loss of $1,277,017, or ($0.23) per basic share, for the same period last year. Diluted income per share for the three months ended September 30, 2007 was $0.09, calculated utilizing 6,145,930 average shares outstanding. Diluted income per share for the nine months ended September 30, 2007 was $0.23, calculated utilizing 5,989,138 average shares outstanding. Diluted loss per share for the three and nine months ended September 30, 2006 is the same as basic loss per share because the effect of 1,407,085 incremental shares was not taken into account as such effect would be anti-dilutive.

Liquidity and Capital Resources

General

At September 30, 2007, we had working capital of $28,230,393 compared to $25,122,504 at December 31, 2006, an increase of $3,107,889, or 12%.

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

At September 30, 2007, we had a cash balance of $806,409 compared to $38,564 at December 31, 2006. In addition to the increase in cash during the nine months ended September 30, 2007, our accounts receivable increased by approximately $700,000 and costs and estimated earnings increased by approximately $1,700,000 while our liabilities have remained unchanged. The increase in accounts receivable was primarily due to an increase in amounts due for subcontract work. The increase in costs and estimated earnings and liabilities was primarily due to higher levels of procurement and production related to work on new contract awards.

During the years ended December 31, 2006 and 2005, we used cash of $1,015,151 and $676,767, respectively, to fund our operations. Because of our historical use of cash, beginning in September 2006, we took steps to improve the profitability of our operations. As described earlier, the expansion of our subcontracting work and an improvement in gross margin related to the management of our suppliers has resulted in our operations yielding a positive cash flow of $65,624, for the nine month period ended September 30, 2007.

Based on the positive results in the nine months ended September 30, 2007, our projected cash expenses and sources of cash, we expect to have positive cash flow during the twelve month period ending September 30, 2008.

Credit Facility

JP MorganChase

In September 2003, we entered into a three year, revolving credit facility with JP Morgan Chase Bank (the ‘‘Chase Facility’’), secured by our assets. In August 2006, we borrowed $350,000 under the Chase Facility. The Chase Facility was amended and restated in October 2006, further amended in May 2007 and expired on June 30, 2007. All borrowings under this facility were repaid in May 2007.

Sovereign Bank

In August 2007, we entered into a new two-year, $2.5 million revolving credit facility with Sovereign Bank (the ‘‘Sovereign Facility’’), secured by our assets. The Sovereign Facility specifies an interest rate equal to the lower of LIBOR plus 2% or Sovereign Bank’s prime rate (8.25% as of September 30, 2007). The Sovereign Facility contains financial covenants related to interest coverage, net income and capital expenditures, as defined in the credit agreement. As of September 30, 2007, we were in compliance with the financial covenants contained in the credit agreement.

As of September 30, 2007, there were no borrowings against the Sovereign Facility.

We believe that our existing resources, together with the availability under the Sovereign Facility, will be sufficient to meet our current working capital needs for at least the next 12 months.

CPI AEROSTRUCTURES, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations

The table below summarizes information about our contractual obligations as of September 30, 2007 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

Contractual Obligations	Payments Due By Period ($)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-Term Debt	2,474	2,474	-0-	-0-	-0-
Operating Leases	3,239,326	406,789	850,555	902,353	1,079,629
Employment Agreement Compensation*	1,340,088	564,288	685,800	90,000	-0-
Total Contractual Cash Obligations	4,581,888	973,551	1,536,355	992,353	1,079,629
*	The employment agreements provide for bonus payments that are excluded from these amounts.

Item 3 — Quantitative and Qualitative Disclosure About Market Risk

None

Item 4 — Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures was made as of September 30, 2007 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. During the first quarter of 2007, we implemented a plan to remediate the material weaknesses identified by our independent registered public accounting firm and discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2006. These material weaknesses related to our failure to properly recognize revenue, cost incurred and billings to the customer on certain contracts in that:

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

Our internal control over reviewing and recording revenue recognition did not detect these matters and therefore was not effective at preventing or detecting material misstatement of the financial statements. Although we have begun remediation of these deficiencies, we have not had sufficient time to test whether these actions have been effective.

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

CPI AEROSTRUCTURES, INC.

Item 4 — Controls and Procedures

In addition, during the nine months ended September 30, 2007 we began to take the following corrective actions:

•	We began evaluating the breadth of our finance department personnel responsible for managing the estimating process necessary to properly and timely report our revenue.

•	We started planning a regular education program for members of our accounting department to diversify the task of financial reporting management and allow a higher level of review.

Because we have not completed our remediation plan, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2007 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

CPI AEROSTRUCTURES, INC.
Dated: November 14, 2007	By:	/S/ Edward J. Fred
Edward J. Fred Chief Executive Officer, President, and Secretary
Dated: November 14, 2007	By:	/S/ Vincent Palazzolo
Vincent Palazzolo Chief Financial Officer