Form 10-K
period 2007-12-31
CPI AEROSTRUCTURES INC
filed 2008-03-25
CIK 889348

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer (do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes      No

As of June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on the American Stock Exchange of $8.30) held by non-affiliates of the registrant was $39,757,042.

As of March 20, 2008, the registrant had 5,969,364 common shares, $.001 par value, outstanding.

Documents Incorporated by Reference:

Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

CPI AEROSTRUCTURES, INC.
FORM 10-K ANNUAL REPORT-2007

PART I

Item 1.    BUSINESS

General

CPI Aerostructures, Inc. (‘‘CPI Aero®’’ or the ‘‘Company’’) is engaged in the contract production of structural aircraft parts principally for the U.S. Air Force and other branches of the U.S. armed forces, either as a prime contractor or as a subcontractor for other defense prime contractors. CPI Aero also acts as a subcontractor to prime aircraft contractors in the production of commercial aircraft parts. Our strategy for growth has focused on government and military sales as a prime contractor and increasingly as a subcontractor for other defense prime contractors. Due to our success as a subcontractor to defense prime contractors and growth in the commercial sector, we are also pursuing opportunities to increase our commercial subcontracting business, which we expect will become a larger component of our business in the future.

As a prime contractor supplying structural aircraft parts to the U.S. Government, we deliver skin panels, leading edges, flight control surfaces, engine components, wing tips, cowl doors, nacelle assemblies and inlet assemblies for military aircraft such as the C-5A ‘‘Galaxy’’ cargo jet, the T-38 ‘‘Talon’’ jet trainer, the C-130 ‘‘Hercules’’ cargo jet, the A-10 ‘‘Thunderbolt’’ or ‘‘Warthog’’ attack jet, and the E-3 ‘‘Sentry’’ AWACS jet. In 2007, we were awarded approximately $22.7 million of prime contracts from the U.S. Government, compared to $23.0 million in 2006 and $14.4 million in 2005. Sixty-three percent (63%) and 75% of our revenue in 2007 and 2006, respectively, was generated by prime government contract sales.

As a subcontractor to leading defense prime contractors such as Northrop Grumman Corporation, Lockheed Martin Corporation (‘‘Lockheed’’), Sikorsky Aircraft Corporation (‘‘Sikorsky’’) and Vought Aircraft Industries, Inc.(‘‘Vought’’), we deliver various pods, and modular and structural assemblies for military aircraft such as the UH-60 ‘‘Black Hawk’’ helicopter, the MH-60S mine counter measure helicopter and the C-5A cargo jet. In 2007, we were awarded approximately $9.0 million of government subcontracts from prime contractors, compared to $7.0 million in 2006 and $2.2 million in 2005. Thirty percent (30%) and 18% of our revenue in 2007 and 2006, respectively, was generated by subcontracts with defense prime contractors.

We also operate as a subcontractor to prime contractors, including Sikorsky and Spirit AeroSystems, Inc. (‘‘Spirit’’), in the production of commercial aircraft parts. For Sikorsky, we deliver various kits and assemblies for the S-92 civilian helicopter. In 2007, we were awarded approximately $6.0 million of commercial subcontracts from prime contractors, substantially all of which was from Sikorsky. Seven percent (7%) of our revenue in both 2007 and 2006 was generated by commercial contract sales. In March 2008, we were awarded a multi-year contract from Spirit valued at approximately $86.0 million over the life of the program to provide Spirit with major aerostructure assemblies, including structural leading edges, trailing edges and flap assemblies, for a commercial aircraft program that Spirit is supporting. For a more detailed description of this contract award and CPI Aero’s other significant contracts, see the subsection entitled ‘‘Significant Contracts.’’

CPI Aero has over 27 years of experience as a contractor, completing over 2,400 contracts to date. Most members of our management team have held management positions at large aerospace contractors, including Northrop Grumman Corporation, Lockheed Martin Corporation and The Fairchild Corporation. Our technical team possesses extensive technical expertise and program management and integration capabilities. Our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products. While the larger prime contractors compete for significant modification awards and subcontract components to other suppliers, they generally do not compete for awards for smaller modifications or spare and repair parts, even for planes for which they are the original manufacturer. We qualify as a ‘‘small business’’ in connection with U.S. government contract awards because we have less than 1,000 employees, and this allows us to compete for military awards set aside for companies with this small business status.

CPI Aero was incorporated under the laws of the State of New York in January 1980 under the name Composite Products International, Inc. CPI Aero changed its name to Consortium of Precision Industries, Inc. in April 1989 and to CPI Aerostructures, Inc. in July 1992. In January 2005, we began doing business under the name CPI Aero®, a registered trademark of the Company. Our principal office is located at 60 Heartland Blvd., Edgewood, New York 11717 and our telephone number is (631) 586-5200.

We maintain a website located at www.cpiaero.com. Our corporate filings, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and reports filed by our officers and directors under Section 16 (a) of the Securities Exchange Act, and any amendments to those filings, are available, free of charge, on our website as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission. We do not intend for information contained in our website to be a part of this Annual Report on Form 10-K.

Significant Contracts

The ongoing maintenance of existing aircraft by the U.S. Air Force was the primary driver of our growth in both the number of contracts and the size of awards through mid-2005. Our work related to providing parts for military aircraft accounted for substantially all of our revenue for 2005 and 2006. Although contracts related to military aircraft remain our primary source of revenue, during 2007 approximately 7% of our revenue was derived from our work as a subcontractor to major prime aerospace contractors on commercial aircraft contracts. Some of our significant military and commercial contracts are as follows:

Military Aircraft — Prime Contracts with U.S. Government

T-38 Talon.    The T-38 ‘‘Talon’’ is a twin-engine, high-altitude, supersonic jet primarily used for pilot training that first flew in 1959. More than 1,100 were delivered to the Air Force between 1961 and 1972, when production ended. There are approximately 500 T-38’s in active service with the Air Force, which has a program designed to extend the structural life of the T-38 until 2020. In 2001, we were awarded a ten-year contract to build the structural inlets for the T-38 Propulsion Modification Program. At the time, the T-38 contract was the largest in our history, worth an estimated $61 million over the life of the program. The length and size of this program allowed us to develop a long-term backlog and establish ourselves as a successful prime contractor for larger and longer term programs. The T-38 contract accounted for approximately 21% of our revenue for 2007.

C-5A.    The C-5A ‘‘Galaxy’’ cargo jet is one of the largest aircraft in the world and can carry a maximum cargo load of 270,000 pounds. Lockheed delivered the first C-5A in 1970. The C-5A Galaxy carries fully equipped combat-ready military units to any point in the world on short notice and then provides field support to sustain the fighting force. The Air Force has created a comprehensive program to ensure the capabilities of its C-5A fleet until 2040. We are one of the leading suppliers of structural spare parts and assemblies for the C-5A aircraft. We assemble numerous C-5A parts, including panels, slats, spoilers and wing-tips and are the only supplier of C-5A wing-tips to the U.S. government. Like the C-5A itself, the wing-tip is a large structure and is expensive — costing up to $750,000 for each replacement piece. Our first C-5A contract was approximately $590,000 of structural spares and was awarded in 1995. In 2004, the Air Force awarded us a seven-year TOP contract to build an assortment of parts for the C-5A, including wing tips and panels. Since 1995, we have received releases under contracts for C-5A parts aggregating approximately $87 million, including $17.9 million from the TOP contract. Future releases under the TOP contract are unpredictable. C-5A contracts accounted for approximately 28% of our revenue for 2007.

Military Aircraft — Subcontracts with Prime Contractors

UH-60 ‘‘Black Hawk’’ Helicopter.    The UH-60 ‘‘Black Hawk’’ helicopter is a medium-lift utility or assault helicopter built by Sikorsky. The Black Hawk was developed to meet a U.S. Army Utility Tactical Transport Aircraft System (UTTAS) requirement for a replacement for the UH-1 Iroquois helicopter in January 1972. In September 2006, we entered into a long-term agreement to supply Sikorsky with Hover Infra Red Reduction System (HIRRS) module assemblies for the Black Hawk helicopter. There are approximately 1,500 Black Hawk helicopters currently using the HIRRS configuration. The initial order for the HIRRS assemblies was valued at $4.4 million. Through January 2008, we have received three follow on orders, increasing the total value of the requirements to $12.5 million. We anticipate that additional requirements will be added during the term and believe that total HIRRS requirements will ultimately have a value in excess of $20 million by the end of 2010. The UH-60 HIRRS contract accounted for approximately 27% of our revenue for 2007.

Commercial Aircraft — Subcontracts with Prime Contractors

In March 2008, Spirit awarded us a contract to provide Spirit with major aerostructure assemblies, including structural leading edges, trailing edges and flap assemblies, for the Gulfstream G650 business jet, a commercial program that Spirit is supporting. This is a multi-year contract with an initial order of approximately $3.5 million. We expect to record approximately $3 million of revenue under this contract during 2008. Potential revenue over the life of this program is expected to be approximately $86 million. Deliveries of these assemblies will begin in 2009 and continue through 2014.

Sales and Marketing

We obtain contracts for our products and services through the process of competitive bidding. While historically the majority of our contracts have been less than $200,000 in size, we successfully have competed for and have been awarded significantly larger contracts. Our average sales cycle, which generally commences at the time a prospective customer issues a request for proposal and ends upon delivery of the final product to the customer, typically ranges from six months to two years for U.S. government contracts (although our T-38 contract and our C-5 contract are for periods of 10 years and 7 years, respectively), and up to 10 years for commercial contracts. Our military customers have included Defense Supply Center Richmond, Wright-Patterson Air Force Base (AFB), Warner Robins AFB, Tinker AFB, NAVICP, Hill AFB, U.S. Army Redstone Arsenal. Our commercial customers have included Sikorsky, Boeing, B.F. Goodrich (Rohr), Northrop Grumman, Lockheed, Nordam, Shinmaywa and Derco.

To complement our in-house business development team, we use third party service providers to help locate government contracts that are regularly posted by the various defense logistic agencies. The service providers screen contracts according to criteria we establish and forward matching contracts to us. We then view the relevant contracts directly on government websites and select contracts on which we will bid based on how well they fit our core competency. As of March 20, 2008, we had over $220 million in bids outstanding, and we continue to make bids on contracts on a weekly basis. We generally bid on 40 to 50 contracts per week. Over the past three years we have won approximately 14% of the contracts on which we have bid that have been awarded.

We qualify as a ‘‘small business’’ with respect to U.S. government contract awards because we have fewer than 1,000 employees. The military’s fiscal year 2007 program goals were 23% for small business prime contracting and 43% for subcontracting. During 2007, approximately 72% of the value of our current contracts were awarded to us under this program.

The U.S. Air Force operates three Air Logistics Centers (ALC) through which it purchases all structural replacement and modification parts. Each ALC is located on a domestic Air Force base and is responsible for the repair and modification of different aircraft. Parts worn out in the normal course of operation and scrapped instead of repaired are ordered through the centralized Defense Supply Center Richmond (DSCR). We use consultants to facilitate the procurement process some of whom are on-site at each ALC and the DSCR. These consultants are important as relationship managers and typically have previous experience in aerospace procurement, engineering or management. The consultants provide us with timely feedback and keep us apprised of large contracts, both commercial and military, that might be up for bidding. We expect that our consultants’ aerospace experience will also be valuable as we continue to expand our marketing efforts in the commercial aircraft sector. We currently have ten consultants, four of whom are compensated through monthly retainer arrangements; the others are paid on a per diem basis.

The Market

The majority of our parts are sold for use by the U.S. Air Force. Accordingly, the national defense budget and procurement funding decisions drive demand for our business. The U.S. Department of Defense (DoD) budget has been increasing over the past few years. Government spending requirements for procurement, operations and maintenance for 2008 and beyond will continue to be affected by the global war on terrorism through the continued need for military missions and reconstruction efforts in Iraq and Afghanistan and the related fiscal consequences of war. We expect that DoD spending will grow with the overall level of defense spending and we expect to benefit to the extent that such spending is allocated to aircraft modification programs and spending on spare and repair parts.

In 2006, the DoD completed the Congressionally mandated 2006 Quadrennial Defense Review (QDR). The QDR affirmed the DoD’s commitment to its extensive investments in cargo transportability and strategic lift and for maintaining and enhancing this capability by recapitalizing and modernizing its mobility platforms, including the acquisition and modernization of C-5 aircraft, one of our major programs.

Notwithstanding defense budget increases and the DoD’s commitment to maintaining support for aging aircraft during the two-year period through August 2006, there was a significant slowdown in government contract awards as well as releases under previously awarded contracts. Faced with the uncertainties of appropriations and timing of contract awards and releases under previously awarded contracts, which we believe were driven by the uncertainties of war and market and economic trends, we have expanded our activities to include operating as a subcontractor to leading aerospace prime contractors. While the slowdown in government contract awards also affected these prime contractors, because they are able to bid on and receive contract awards for different programs than we are, we believe that pursuing such opportunities has enabled us to access programs that we would not otherwise be able to access given our smaller size and resources. By increasing our customer base, we have positioned our company to take advantage of additional market opportunities and reduce the impact of the slowdown in government contract awards and releases. These subcontracting opportunities have begun to materialize, and we were awarded approximately $9.0 million of government subcontracts from prime contractors during 2007 compared to $7.0 million during 2006 and $2.2 million in 2005.

Our success as a subcontractor to defense prime contractors, coupled with growth in the commercial sector, has provided us with opportunities to act as a subcontractor to prime contractors in the production of commercial aircraft parts. In 2007, we were awarded approximately $6.0 million of commercial subcontracts from prime contractors.

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Congress often appropriates funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our backlog as of December 31, 2006 and December 31, 2007 was as follows:

Backlog	December 31, 2006	December 31, 2007
Funded	$26,763,778	$29,614,866
Unfunded	21,391,000	5,542,639
Total	$48,154,778	$35,157,505

Approximately 86.7% of the total amount of our backlog at December 31, 2007 was attributable to government contracts. Approximately $24.2 million (69%) of the funded backlog at December 31,

2007 is expected to be recognized as revenue during 2008. Our unfunded backlog decreased by approximately 74% at December 31, 2007 compared to the prior year as we received a two-year release on our T-38 contract, which has now become part of our funded backlog. As our work in process and shipments have increased, our funded backlog has increased by approximately $3 million, resulting in a net backlog decrease of approximately $13 million.

Material and Parts

We subcontract production of substantially all component parts incorporated into our products to third party manufacturers under firm fixed price orders. Our decision to purchase certain components generally is based upon whether the components are available to meet required specifications at a cost and with a delivery schedule consistent with customer requirements. From time to time, we are required to purchase custom made parts from sole suppliers and manufacturers in order to meet specific customer requirements.

We obtain our raw materials from several commercial sources. Although certain items are only available from limited sources of supply, we believe that the loss of any single supplier would not have a material adverse effect on our business.

Competition

We face competition in our role as both a prime contractor to the U.S. government and as a subcontractor to military and commercial aircraft manufacturers. We compete with numerous larger, well-established prime contractors engaged in the supply of aircraft parts and assemblies to the military, including Northrop Grumman Corporation, Lockheed, Boeing , The Nordam Group and Vought. All of these competitors possess significantly larger infrastructures, greater resources and the capabilities to respond to much larger contracts. In certain instances, we also may act as a subcontractor to some of these major prime contractors. We also compete against smaller contractors such as AeroComponents, Aerospace Engineering and Support, GSE Dynamics, Honeycomb Company of America, Alton Iron Works, B&B Devices and Precision Manufacturing Solutions.

We believe that our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products. While the larger prime contractors compete for significant modification awards and subcontract components to other suppliers, they generally do not compete for awards in smaller modifications, spares and replacement parts, even for aircraft for which they are the original manufacturer. We believe we compete effectively against the smaller competitors because our smaller competitors generally do not have the expertise we have in responding to requests for proposals for government contracts.

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

Proprietary Information

None of our current assembly processes or products are protected by patents. We rely on proprietary know-how and information and employ various methods to protect the processes, concepts, ideas and documentation associated with our products. These methods, however, may not afford complete protection and there can be no assurance that others will not independently develop such processes, concepts, ideas and documentation.

CPI Aero® is a registered trademark of the Company.

Employees

As of March 20, 2008, we had 65 full-time employees. We employ temporary personnel with specialized disciplines on an as-needed basis. None of our employees is a member of a union. We believe that our relations with our employees are good.

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

We are a supplier, either directly or as a subcontractor, to the U.S. government and its agencies, principally the U.S. Air Force. Ninety-three percent (93%) of revenue for 2007, 93% of revenue for 2006 and 96% of revenue for 2005 was derived from government contract sales. Two of our prime contracts, for the T-38 ‘‘Talon’’ and the C-5A, accounted for approximately 21% and 28% of our revenue for 2007, respectively, and one of our government subcontracts, for the UH-60 ‘‘Black Hawk’’ helicopter, accounted for approximately 27% of our revenue for 2007. We depend on these government contracts for most of our business. If we are suspended or barred from contracting with the U.S. government, if our reputation or relationship with individual federal agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially adversely affected.

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

Contract cost growth cannot be justified as an increase in contract value due from customers exposes us to reduced profitability and the potential loss of future business.

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

The maximum contract value specified under each government contract that we enter into is not necessarily indicative of the revenues that we will realize under that contract. Because we may not receive the full amount we expect under a contract, we may not accurately estimate our backlog because the actual accrual of revenues on programs included in backlog may never occur or may change. Cancellations of pending contracts or terminations or reductions of contracts in progress could have a material adverse effect on our business, prospects, financial condition or results of operations. As of December 31, 2007, our backlog was approximately $35.2 million, of which 84% was funded and 16% was unfunded.

Our inability to secure additional financing to help support our new long-term contract award from Spirit could materially adversely affect our business operations and financial condition.

We are currently negotiating with Sovereign Bank, our current lender, to secure additional financing to fund the initial costs related to the long-term contract that we were awarded from Spirit.

We may not be able to obtain additional financing from Sovereign or another financial institution on terms acceptable to us, or at all, which could materially adversely affect our business operations and financial condition.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.

Our management determined that as of December 31, 2007, our internal control over financial reporting was effective based on criteria created by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’) set forth in Internal Control — Integrated Framework (1992). However, if material weaknesses are identified in our internal control over financial reporting in the future, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to implement remedial measures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Such remedial measures could be expensive and time consuming and could potentially cause investors to lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

Item 1B.    UNRESOLVED STAFF COMMENTS

Not Applicable

Item 2.    PROPERTIES

CPI Aerostructures’ executive offices and production facilities are situated in an approximate 60,000 square foot building located at 60 Heartland Blvd., Edgewood, New York 11717. CPI Aerostructures occupies this facility under a ten-year lease that commenced in January 2005. The current monthly base rent is $34,148, plus real estate taxes. Our base rent increases at 3% per year through 2014. We believe that our facilities are adequate for our current needs.

Item 3.    LEGAL PROCEEDINGS

None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market	Information

Our common shares are listed on the American Stock Exchange under the symbol CVU. The following table sets forth for 2007 and 2006, the high and low sales prices of our common shares for the periods indicated, as reported by the American Stock Exchange.

Period	High	Low
2006
Quarter Ended March 31, 2006	$10.35	$7.95
Quarter Ended June 30, 2006	$8.17	$7.12
Quarter Ended September 30, 2006	$7.25	$4.35
Quarter Ended December 31, 2006	$7.25	$4.50
2007
Quarter Ended March 31, 2007	$7.25	$6.50
Quarter Ended June 30, 2007	$8.35	$6.60
Quarter Ended September 30, 2007	$9.10	$7.79
Quarter Ended December 31, 2007	$8.73	$7.60

On March 20, 2008, the closing sale price for our common shares on the American Stock Exchange was $8.55. On March 20, 2008, there were 160 holders of record of our common shares and, we believe, over 2,200 beneficial owners of our common shares.

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

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

None

Equity Compensation Plan Information

The following table sets forth certain information at December 31, 2007 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	1,010,418	$6.28	182,618
Equity Compensation Plans Not Approved by Security Holders (1)	195,000	$4.40	-0-

(1)	In February 2003, we issued to EarlyBirdCapital, Inc. (and its designees) five-year warrants to purchase an aggregate of 200,000 common shares at an exercise price of $4.40 per share for acting as underwriter for our February 2003 public offering. As of December 31, 2007, warrants to purchase 5,000 shares had been exercised. The remaining warrants were exercised in February 2008.

ITEM 6.    Selected Financial Data

The following table sets forth our financial data as of the dates and for the periods indicated. The data has been derived from our audited financial statements. The selected financial data should be read in conjunction with our financial statements and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’

Statement of Operations Data:	Years Ended December 31,
	2007	2006	2005	2004	2003
Revenue	$27,985,476	$17,907,989	$25,526,404	$30,269,030	$27,288,035
Cost of sales	20,596,085	16,264,351	19,513,391	19,973,231	18,283,252
Gross profit	7,389,391	1,643,638	6,013,013	10,295,799	9,004,783
Selling, general and administrative expenses	4,355,027	3,551,974	3,342,729	3,424,953	3,177,173
Income (loss) from operations	3,034,364	(1,908,336)	2,670,284	6,870,846	5,827,610
Other income (expense):
Interest/ other income	4,973	6,656	5,463	7,294	16,206
Interest expense	(22,441)	(20,326)	(18,314)	(8,109)	(148,006)
Gain on extinguishment of debt	—	—	—	—	2,431,233
Total other income (expense), net	(17,468)	(13,670)	(12,851)	(815)	2,299,433
Income (loss) before taxes	3,016,896	(1,922,006)	2,657,433	6,870,031	8,127,043
Provision for (benefit from) income taxes	1,110,000	(657,000)	1,138,000	1,794,000	195,000
Income (loss) from continuing operations	1,906,896	(1,265,006)	1,519,433	5,076,031	7,932,043
Gain on sale of assets held for sale — discontinued operations	—	—	—	—	461,235
Net income (loss)	$1,906,896	$(1,265,006)	$1,519,433	$5,076,031	$8,393,278
Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.34	$(0.23)	$0.28	$0.94	$1.63
Income from discontinued operations	—	—	—	—	0.09
Income (loss) per common share — basic	$0.34	$(0.23)	$0.28	$0.94	$1.72
Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.32	$(0.23)	$0.25	$0.83	$1.47
Income from discontinued operations	—	—	—	—	0.09
Income (loss) per common share — diluted	$0.32	$(0.23)	$0.25	$0.83	$1.56
Basic weighted average number of shares outstanding	5,673,903	5,446,711	5,422,101	5,386,595	4,872,255
Diluted weighted average number of shares outstanding	6,028,480	5,446,711	6,114,808	6,096,302	5,382,266

Balance Sheet Data:	At December 31,
	2007	2006	2005	2004	2003
Cash	$338,391	$38,564	$877,182	$1,756,350	$2,794,310
Costs and estimated earnings in excess of billings on uncompleted contracts	31,148,181	28,783,708	28,389,202	26,030,507	17,449,887
Total current assets	35,575,822	31,006,495	31,458,345	29,609,862	23,399,350
Total assets	36,620,572	32,160,187	32,687,784	30,759,124	23,939,090
Total current liabilities	6,858,854	5,883,991	5,428,429	5,213,460	4,079,976
Working capital	28,716,968	25,122,504	26,029,916	24,396,402	19,319,374
Short-term debt	1,103,701	392,188	87,617	83,144	7,303
Long-term debt	7,605	—	42,188	129,276	26,311
Shareholders’ equity	29,603,514	26,177,655	27,162,272	25,416,388	19,832,803
Total liabilities and shareholders’ equity	36,620,572	32,160,187	32,687,784	30,759,124	23,939,090

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this Form 10-K and in future filings by us with the Securities and Exchange Commission, the words or phrases ‘‘will likely result,’’ ‘‘management expects’’ or ‘‘we expect,’’ ‘‘will continue,’’ ‘‘is anticipated,’’ ‘‘estimated’’ or similar expressions are intended to identify ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. As such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in ‘‘Item 1A: Risk Factors’’ and ‘‘Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ included in this Form 10-K. We have no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

You should read the financial information set forth below in conjunction with our financial statements and notes thereto.

Business Operations

We are engaged in the contract production of structural aircraft parts principally for the U.S. Air Force and other branches of the U.S. armed forces, either as a prime contractor or as a subcontractor for other defense prime contractors. We also act as a subcontractor to prime contractors in the production of commercial aircraft parts. Our strategy for growth has focused on government and military sales as a prime contractor and increasingly as a subcontractor for leading aerospace prime contractors. In 2007, we were awarded approximately $22.7 million of prime contracts from the U.S. Government, compared to $23.0 million in 2006 and $14.4 million in 2005. Sixty-three percent (63%) and 75% of our revenue in 2007 and 2006, respectively, was generated by prime government contract sales. We were awarded approximately $9.0 million of government subcontracts from prime contractors in 2007 compared to $7.0 million in 2006 and $2.2 million in 2005. Thirty percent (30%) and 18% of our revenue in 2007 and 2006, respectively, was generated by subcontracts with defense prime contractors.

Due to our success as a subcontractor to defense prime contractors and growth in the commercial sector, we are also pursuing opportunities to increase our commercial subcontracting business. In 2007, we were awarded approximately $6.0 million of commercial subcontracts from prime contractors. Seven (7%) of our revenue in both 2007 and 2006, was generated by commercial contract sales. In March 2008, we were awarded a multi-year contract from Spirit to provide Spirit with major aerostructure assemblies, including structural leading edges, trailing edges and flap assemblies, for the

Gulfstream G650 business jet, a commercial aircraft program that Spirit is supporting. The initial order is valued at approximately $3.5 million and we expect to record approximately $3 million of revenue of under this contract during 2008. Potential revenue over the life of this program is expected to be approximately $86 million. Deliveries of these assemblies will begin in 2009 and continue through 2014.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 R, ‘‘Share-Based Payment’’ for employee options, using the modified prospective transition method. SFAS 123 R revised SFAS 123 to eliminate the option to use the intrinsic value method and required the Company to expense the fair value of all employee stock-based compensation over the vesting period. Under the modified prospective transition method, the Company recognized compensation cost for the year ended December 31, 2007, which includes (1) period compensation cost related to share-based payments granted prior to, but not yet vested as of, January 1, 2008, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (2) compensation cost related to share-based payments granted within the period, which vested fully upon grant. In accordance with the modified prospective method, the Company has not restated prior period results.

Results of Operations

Year Ended December 31, 2007 as Compared to the Year Ended December 31, 2006

Revenue.    Revenue for the year ended December 31, 2007 was $27,985,476 compared to $17,907,989 for the same period last year, representing an increase of $10,077,487 or 56%.

We generate revenue primarily from government contracts for which we act as a prime contractor or as a subcontractor and, to a lesser extent, from commercial contracts. Revenue generated from prime government contracts for the year ended December 31, 2007 was $17,519,198 compared to $14,938,524 for the year ended December 31, 2006, an increase of $2,580,674 or 17%. Revenue generated from government subcontracts for the year ended December 31, 2007 was $8,563,465 compared to $1,688,686 for the year ended December 31, 2006, an increase of $6,874,779 or 407%. The increase in government contract revenue is predominantly the result of our efforts to increase our subcontracting business, which accounted for 30% of our total revenue in 2007 compared to 18% in 2006. Revenue generated from commercial contracts was $1,902,813 for the year ended December 31, 2007 compared to $1,280,779 for the year ended December 31, 2006, an increase of $622,034 or 49%. This increase resulted from our efforts to increase our commercial subcontracting business due to our success as a subcontractor to defense prime contractors and growth in the commercial sector.

During the year ended December 31, 2007, we received approximately $37.7 million of new contract awards, which included approximately $22.7 million of government prime contract awards, approximately $9.0 million of government subcontract awards and approximately $6.0 million of commercial subcontract awards, compared to $30.0 million of new contract awards in 2006, which included $23.0 million of government prime contract awards, $7.0 million of government subcontract awards and no commercial contract awards. Included in the 2006 government prime contract award amount is a $5.0 million release on our C-5 TOP contract compared to a $1.5 million C-5 TOP release in 2007.

As of December 31, 2007, we had approximately $220 million in bids outstanding. We continue to make bids on contracts on a weekly basis.

Gross profit.    Gross profit for the year ended December 31, 2007 was $7,389,391 compared to $1,643,638 for the year ended December 31, 2006, an increase of $5,745,753. As a percentage of revenue, gross profit for the year ended December 31, 2007 was 26.4% compared to 9.2% for the same period last year.

The increased gross profit percentage was a result of several factors. As revenue has increased, our overhead application rate has improved, resulting in improved gross profit. Additionally, through a combination of on-site observation and additional consulting and engineering assistance that we have provided to our suppliers, we have worked at improving our suppliers’ efficiency, on-time performance and quality, which, in turn, has helped to improve our profitability. Notwithstanding these improvements, the increase in gross profit percentage was lower than we expected because we incurred costs to reconfigure the physical layout of our facility to accommodate the increased activity that we anticipate from the new contracts that we have been awarded recently. While this initiative reduced net income, we expect that it will enhance our ability to increase net income in future years. Since we will be commencing various new, long-term programs in 2008 that tend to be less profitable in the early stages, we are projecting a 24% gross margin in 2008.

Selling, general and administrative expenses.    Selling, general and administrative expenses for the year ended December 31, 2007 were $4,355,027 compared to $3,551,974 for the year ended December 31, 2006, an increase of $803,053, or 22.6%. This increase was primarily due to:

•	a $327,000 increase in consulting fees related to bids and proposals, predominantly the result of new bidding activity on subcontract work;

•	a $72,000 increase in public company fees, which includes fees paid for investor relations, fees for printing our reports and SEC filings, transfer agent fees and other expenses associated with being a public company;

•	a $415,000 increase in accrued bonus earned by three of our officers; and

•	a $54,000 increase in expenses relating to relocating one of our employees.

This increase was offset by a decrease in salaries of $86,000, resulting from having one less Vice President on staff for the majority of 2007.

Interest Expense.    Interest expense for the year ended December 31, 2007 was $22,441, compared to $20,326 for 2006, an increase of $2,115 or 10%. Interest expense is considered immaterial to our operations in both 2007 and 2006.

Income (Loss) from operations.    We had income from operations for the year ended December 31, 2007 of $3,034,364 compared to a loss from operations of 1,908,336 for the year ended December 31, 2006. The income was a result of higher sales and higher gross margins described earlier.

Year Ended December 31, 2006 as Compared to the Year Ended December 31, 2005

Revenue.    Revenue for the year ended December 31, 2006 was $17,907,989 compared to $25,526,404 for 2005, representing a decrease of $7,618,415 or 30%. The decrease was due to fewer contract awards and releases in 2006 as compared to 2005, which resulted from the overall slowdown in the government contract award process and smaller than anticipated releases on our multiyear contracts during the 18 month period from February 2005 through August 2006.

Gross profit.    Gross profit for the year ended December 31, 2006 was $1,643,638 compared to $6,013,013 for the year ended December 31, 2005, a decrease of $4,369,375. As a percentage of revenue, gross profit for the year ended December 31, 2006 was 9.2% compared to gross profit of 23.6% for the same period last year. The decrease in gross profit percentage was due to overtime and rework costs incurred to correct poor supplier workmanship and delays in deliveries by some of our suppliers.

Selling, general and administrative expenses.    Selling, general and administrative expenses year ended December 31, 2006 were $3,551,974 compared to $3,342,729 for the year ended December 31, 2005, an increase of $209,245, or 6%. This increase was primarily due to recording non-cash compensation of approximately $256,000 related to stock options as required pursuant to SFAS 123R as described in Note 8 of the Condensed Financial Statements, offset by a decrease in legal and accounting fees of approximately $40,000.

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

Liquidity and Capital Resources

General

At December 31, 2007, we had working capital of $28,713,968 compared to $25,122,504 at December 31, 2006, an increase of $3,591,464, or 14%.

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

At December 31, 2007, our cash balance of $338,391 compared to $38,564 at December 31, 2006. In addition, at December 31, 2007, accounts receivable of $3,344,375 and costs in excess of billings on uncompleted contracts were $31,148,181, which represents unbilled receivables of approximately $29,268,000, which we expect to converted into cash within the next year.

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

Sovereign Bank Credit Facility

In August 2007, we entered into a new two-year, $2.5 million revolving credit facility with Sovereign Bank (the ‘‘Sovereign Facility’’), secured by all of our assets. The Sovereign Facility specifies an interest rate equal to the lower of LIBOR plus 2% or Sovereign Bank’s prime rate (7.25% as of December 31, 2007). The Sovereign Facility contains financial covenants related to interest coverage, net income and capital expenditures, as defined in the credit agreement. As of December 31, 2007, we were in compliance with all of the financial covenants contained in the credit agreement. As of December 31, 2007, we had borrowed $1.1 million under the Sovereign Facility. On January 7, 2008, we repaid $500,000 of these borrowings.

We are currently negotiating with Sovereign Bank to secure additional financing to fund the initial costs related to the previously described long-term contract award from Spirit. We may not be able to obtain additional financing from Sovereign Bank or another financial institution on terms acceptable to us, or at all, which could materially adversely affect our business operations and financial condition.

Contractual Obligations

The table below summarizes information about our contractual obligations as of December 31, 2007 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

Contractual Obligations	Payments Due By Period ($)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-Term Debt	$1,100,000	$1,100,000	—	—	—
Capital Lease Obligations	11,306	3,701	$7,605	—	—
Operating Leases	3,139,867	409,772	856,794	$908,973	$964,328
Employment Agreement Compensation**	2,449,300	878,000	1,511,300	60,000	—
Total Contractual Cash Obligations	$6,700,473	$2,391,473	$2,375,699	$968,973	$964,328

**	The employment agreements provide for bonus payments that are excluded from these amounts.

Inflation

Inflation historically has not had a material effect on our operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)    Financial Statements

This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A(T).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has established disclosure controls and procedures designed to ensure that information it is required to disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’) is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information the Company is required to disclose in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

Based on an evaluation of the Company’s disclosure controls and procedures as of December 31, 2007 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework (1992) created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, and the Company’s completion of its plan to remediate the previously reported material weaknesses identified by its independent registered public accounting firm with respect to the Company’s financial statements for the year ended December 31, 2006, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See Item 14.

Item 11.	EXECUTIVE COMPENSATION

See Item 14.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See Item 14.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Items 10, 11, 12, 13 and 14 will be contained in our definitive proxy statement for our 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Exchange Act, and incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Name of Exhibit	No. in Document
1.1	Form of Underwriting Agreement between EarlyBirdCapital, Inc. and the Company, dated February 12, 2003. (7)	1.1
3.1	Certificate of Incorporation of the Company, as amended. (1)	3.1
3.1(a)	Certificate of Amendment of Certificate of Incorporation filed on July 14, 1998. (3)	3.1(a)
3.2	Amended and Restated By-Laws of the Company. (11)	3.2
4.1	Form of Warrant issued to designees of EarlyBirdCapital, Inc., dated February 19, 2003. (7)	4.7
10.1	1992 Stock Option Plan. (1)	10.3
10.2	1995 Employee Stock Option Plan. (2)	10.4
10.3	Form of military contract. (1)	10.7
10.4	1998 Performance Equity Plan. (3)	10.28
10.5	Performance Equity Plan 2000. (4)	10.29
10.5.1	Amendment to Performance Equity Plan 2000 (9)	10.6.1
*10.6	Stock Option Agreement, dated August 14, 2001, between Edward J. Fred and the Company. (5)	10.35
*10.7	Stock Option Agreement between the Company and Edward J. Fred, dated June 18, 2002. (6)	10.56
10.8	Form of Merger & Acquisition Agreement, between EarlyBirdCapital, Inc. and the Company. (7)	10.26
10.9	Registration Rights Agreement between the Company and Chemical Investments dated February 26, 2002, as assigned to Crescendo Partners, II. (7)	10.27
10.9.1	Schedule of Omitted Document in the form of Exhibit 10.9, including material detail in which such document differs from Exhibit 10.9. (7)	10.27.1
*10.10	Stock Option agreement between Vincent Palazzolo and the Company, dated as of May 17, 2004 (8)	10.22
*10.11	Amended and Restated Employment Agreement between Vincent Palazzolo and the Company, dated as of December 1, 2006. (9)	10.23
*10.12	Stock Option Agreement between the Company and Vincent Palazzolo, dated December 1, 2006 (9)	10.24
*10.13	Amended and Restated Employment Agreement between Edward J. Fred and the Company, dated July 18, 2007. (10)	10.23
10.14	Credit Agreement between CPI Aerostructures, Inc., and Sovereign Bank, dated as of August 13, 2007 (12)	10.23

Exhibit Number	Name of Exhibit	No. in Document
10.15	Commercial Security Agreement, dated August 13, 2007, between CPI Aerostructures, Inc., Grantor, and Sovereign Bank, Lender (12)	10.24
14	Code of Business Conduct and Ethics (13)	14
**21	Subsidiaries of the Registrant.
**23.1	Consent of J.H. Cohn LLP
**31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management compensation contract or arrangement.
**	Filed herewith.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-49270) declared effective on September 16, 1992 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for year ended December 31, 1995 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.
(5)	Filed as an exhibit to Schedule 13D filed on behalf of Edward J. Fred on October 19, 2001 and incorporated herein by reference.
(6)	Filed as an exhibit to Schedule 13D filed on behalf of Edward J. Fred on July 12, 2002 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-101902) declared effective on February 12, 2003 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated May 24, 2004 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 1, 2006 and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 20, 2007 and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 2007 and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

CPI AEROSTRUCTURES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
CPI Aerostructures, Inc.

We have audited the accompanying balance sheets of CPI Aerostructures, Inc. as of December 31, 2007 and 2006, and the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CPI Aerostructures, Inc. as of December 31, 2007 and 2006, and its results of operations and cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 8, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), ‘‘Share-Based Payment.’’

/s/ J.H. Cohn LLP

Jericho, New York
March 18, 2008

CPI AEROSTRUCTURES, INC.

BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash	$338,391	$38,564
Accounts receivable, net	3,344,375	1,422,135
Costs and estimated earnings in excess of billings on uncompleted contracts	31,148,181	28,783,708
Prepaid expenses and other current assets	216,405	133,618
Refundable income tax	528,470	628,470
Total current assets	35,575,822	31,006,495
Plant and equipment, net	719,069	855,736
Deferred income taxes	129,000	78,000
Other assets	196,681	219,956
Total Assets	$36,620,572	$32,160,187
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,234,370	$4,758,763
Accrued expenses	571,783	225,040
Current portion of long-term debt	3,701	42,188
Line of credit	1,100,000	350,000
Deferred income taxes	490,000	508,000
Income taxes payable	459,000	—
Total current liabilities	6,858,854	5,883,991
Long-term debt, net of current portion	7,605	—
Deferred income taxes	20,000	—
Other liabilities	130,599	98,541
Total Liabilities	7,017,058	5,982,532
Commitments
Shareholders’ Equity:
Common stock — $.001 par value; authorized 50,000,000 shares, issued 5,816,457 and 5,478,807 shares, respectively, and outstanding 5,752,923 and 5,447,792 shares, respectively	5,816	5,479
Additional paid-in capital	24,787,296	23,048,520
Retained earnings	5,351,408	3,444,512
Treasury stock, 63,534 and 31,015 shares, respectively, of common stock (at cost)	(541,006)	(320,856)
Total Shareholders’ Equity	29,603,514	26,177,655
Total Liabilities and Shareholders’ Equity	$36,620,572	$32,160,187

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF OPERATIONS

Year ended December 31,	2007	2006	2005
Revenue	$27,985,476	$17,907,989	$25,526,404
Cost of sales	20,596,085	16,264,351	19,513,391
Gross profit	7,389,391	1,643,638	6,013,013
Selling, general and administrative expenses	4,355,027	3,551,974	3,342,729
Income (loss) from operations	3,034,364	(1,908,336)	2,670,284
Interest income (expense)
Interest income	4,973	6,656	5,463
Interest expense	(22,441)	(20,326)	(18,314)
Total other income (expense), net	(17,468)	(13,670)	(12,851)
Income (loss) before provision for (benefit from) income taxes	3,016,896	(1,922,006)	2,657,433
Provision for (benefit from) income taxes	1,110,000	(657,000)	1,138,000
Net income (loss)	$1,906,896	$(1,265,006)	$1,519,433
Basic net income (loss) per common share:	$0.34	$(0.23)	$0.28
Diluted net income (loss) per common share:	$0.32	$(0.23)	$0.25
Shares used in computing earnings per common share:
Basic	5,673,903	5,446,711	5,422,101
Diluted	6,028,480	5,446,711	6,114,808

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2007, 2006 and 2005

	Common Stock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2005	5,443,415	$5,443	$22,541,716	$3,190,085	$(320,856)	$25,416,388
Net income	—	—	—	1,519,433	—	1,519,433
Common stock issued upon exercise of options	29,667	30	153,263	—	—	153,293
Common stock issued as employee compensation	1,975	2	19,156	—	—	19,158
Tax benefits from stock option plans	—	—	54,000	—	—	54,000
Balance at December 31, 2005	5,475,057	$5,475	$22,768,135	$4,709,518	$(320,856)	$27,162,272
Net loss	—	—	—	(1,265,006)	—	(1,265,006)
Common stock issued upon exercise of options	3,000	3	19,047	—	—	19,050
Common stock issued as employee compensation	750	1	5,064	—	—	5,065
Stock compensation expense	—	—	256,274	—	—	256,274
Balance at December 31, 2006	5,478,807	$5,479	$23,048,520	$3,444,512	$(320,856)	$26,177,655
Net income	—	—	—	1,906,896	—	1,906,896
Common stock issued upon exercise of options	335,000	335	838,415	—	—	838,750
Common stock issued as employee compensation	2,650	2	22,761	—	—	22,763
Stock compensation expense	—	—	382,600	—	—	382,600
Treasury stock	—	—	—	—	(220,150)	(220,150)
Tax benefits from stock option plans	—	—	495,000	—	—	495,000
Balance at December 31, 2007	5,816,457	$5,816	$24,787,296	$5,351,408	$(541,006)	$29,603,514

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF CASH FLOWS

Year ended December 31,	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,906,896	$(1,265,006)	$1,519,433
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	235,227	215,973	193,628
Deferred rent	32,058	43,646	54,895
Stock-based compensation expense	382,600	256,274	—
Common stock issued as employee compensation	22,763	5,065	19,158
Deferred portion of provision (benefit) for income taxes	(49,000)	(48,000)	334,000
Tax benefit for stock options	(495,000)	(4,600)	54,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,922,240)	427,661	(208,794)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(2,364,473)	(394,506)	(2,358,695)
Decrease (increase) in prepaid expenses and other current assets	412,214	208,546	(136,888)
Decrease in other assets	23,275	23,274	—
(Decrease) increase in accounts payable and accrued expenses	(177,651)	278,102	(151,614)
Increase (decrease) in income taxes payable	459,000	(133,110)	4,110
Decrease (increase) in refundable income taxes	100,000	(628,470)	—
Net cash used in operating activities	(1,434,331)	(1,015,151)	(676,767)
Cash flows from investing activities:
Purchase of plant and equipment	(98,560)	(109,500)	(273,080)
Net cash used in investing activities	(98,560)	(109,500)	(273,080)
Cash flows from financing activities:
Proceeds from exercise of stock options	618,600	19,050	153,293
Payment of long-term debt	(30,882)	(87,617)	(82,614)
Proceeds from line of credit	750,000	350,000	—
Tax benefit for stock options	495,000	4,600	—
Net cash provided by financing activities	1,832,718	286,033	70,679
Net increase (decrease) in cash	299,827	(838,618)	(879,168)
Cash at beginning of year	38,564	877,182	1,756,350
Cash at end of year	$338,391	$38,564	$877,182
Supplemental schedule of noncash investing and financing activity:
Stock options proceeds paid with Company’s stock	$220,150	$—	$—
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$22,441	$20,326	$18,314
Cash paid for income taxes	$102,400	$403,093	$490,331

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

1.	principal business activity and summary of significant accounting policies:	The operations of CPI Aerostructures, Inc. (‘‘CPI Aero’’ or the ‘‘Company’’) consist of the design and production of complex aerospace structural subassemblies under U.S. government and commercial contracts. The length of the Company’s contracts varies but is typically between six months and two years for U.S. government contracts, although the Company’s T-38 contract and C-5 TOP contract are for 10 years and 7 years, respectively and up to 10 years for commercial contracts.

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

When contractual terms allow, the Company invoices its customers on a progress basis.

The Company maintains cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

We recognize rent expense on a straight-line basis over the expected lease term. Within the provisions of certain leases there are escalations in payments over the lease term. The effects of the escalations have been reflected in rent expense on a straight-line basis over the expected lease term.

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

The fair value of the Company’s short-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Using this method, the fair value of the Company’s short-term debt was not significantly different than the stated value at December 31, 2007.

The Company incurred freight and delivery costs of approximately $144,000, $123,000 and $164,000, respectively, during the years ended December 31, 2007, 2006 and 2005. These costs are included in cost of sales.

Basic earnings per common share is computed using the weighted-average number of shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 354,377 were used in the calculation of diluted earnings per common share in 2007. Incremental shares of 320,000 were not included in the diluted earnings per share calculations at December 31, 2007, as their exercise price was in excess of the Company’s quoted market price and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation. No incremental shares were included in the diluted earnings per share calculation for December 31, 2006 as the Company recorded a net loss and the effect would be anti-dilutive. Incremental shares of 692,707 were used in the calculation of diluted earnings per common share in 2005. Incremental shares of 155,000 were not included in the diluted earnings per share calculations at December 31, 2005, as their exercise price was in excess of the Company’s stock price and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation.

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with Statement of Financial Accounting Standard (‘‘SFAS’’) No. 123R, ‘‘Share-Based Payment’’
(‘‘SFAS No. 123R’’). Prior to January 1, 2006, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plans using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS No. 123 and 148.

The Company has adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, has not retroactively adjusted results from prior period. Under this transition method, compensation expense associated with stock options recognized in fiscal year 2006 includes: (1) expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) expense related to all stock option awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R (See Note 8).

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109’’ (‘‘FIN 48’’), which clarifies the accounting for uncertainty in income taxes. Currently, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. The Company adopted the provision of FIN 48 effective January 1, 2007. The adoption of FIN 48 had no impact on our financial position, results of operations, cash flows or financial statement disclosures, nor did the Company have any related interest or penalties.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS 157 will have a material impact, if any, on its financial statements.

In February 2007, the FASB issued Statement No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (‘‘SFAS 159’’). SFAS 159 provides a ‘‘Fair Value Option’’ under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. SFAS 159 will be available on a

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 also allows early adoption provided that the entity also adopts the requirements of SFAS 157. The Company does not believe the adoption of SFAS 159 will have a material impact, if any, on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), ‘‘Business Combinations’’ (‘‘SFAS 141 (R)’’) (effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008), and SFAS No. 160, ‘‘Non-Controlling Interests in Consolidated Financial Statements’’ (‘‘SFAS 160’’) (effective for annual periods beginning December 15, 2008). These new rules are products of a joint project between the FASB and the International Accounting Standards Board and continue the movement toward the greater use of fair values in financial reporting. SFAS 141 (R) will significantly change how future business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.

2.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS:	At December 31, 2007, costs and estimated earnings in excess of billings on uncompleted contracts (unbilled) consist of:

	U.S. Government	Commercial	Total
Costs incurred on uncompleted contracts	$57,487,194	$16,632,515	$74,119,709
Estimated earnings	36,465,753	7,248,714	43,714,467
	93,952,947	23,881,229	117,834,176
Less billings to date	64,782,716	21,903,279	86,685,995
Costs and estimated earnings in excess of billings on uncompleted contracts	$29,170,231	$1,977,950	$31,148,181

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

Unbilled costs and estimated earnings are billed in accordance with applicable contract terms. As of December 31, 2007, approximately $1,880,000 of the balances above are not expected to be collected within one year. There are no amounts billed under retainage provisions.

3.	accounts receivable:	Accounts receivable consists of trade receivables as follows:

	2007	2006
Billed receivables	$3,338,207	$1,241,680
Unbilled receivables on completed contracts	15,148	239,435
Less: allowance for doubtful accounts	(8,980)	(58,980)
	$3,344,375	$1,422,135

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

4.	PLANT AND EQUIPMENT:	Plant and equipment, at cost, consists of the following:

December 31,	2007	2006	Estimated Useful Life
Machinery and equipment	$571,647	570,062	5 to 10 years
Computer equipment	797,938	731,304	5 years
Furniture and fixtures	152,885	145,179	7 years
Automobiles and trucks	13,161	23,488	5 years
Leasehold improvements	621,829	613,935	10 years
Less accumulated	2,157,460	2,083,968
depreciation and amortization	1,438,391	1,228,232
	$719,069	$855,736

Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $235,227, $215,973 and $193,628, respectively.

5.	LINE OF CREDIT:	In September 2003, the Company entered into a three-year, revolving credit facility with JP Morgan Chase Bank (the ‘‘Chase Facility’’), secured by the Company’s assets. In August 2006, the Company borrowed $350,000 under the Chase Facility. The Chase Facility was amended and restated in October 2006, further amended in May 2007 and expired on June 30, 2007. All borrowings under this facility were repaid in May 2007.

In August 2007, the Company entered into a new two-year, $2.5 million revolving credit facility with Sovereign Bank (the ‘‘Sovereign Facility’’), secured by all of the Company’s assets. The Sovereign Facility specifies an interest rate equal to the lower of LIBOR plus 2% or Sovereign Bank’s prime rate (7.25% as of December 31, 2007). The Sovereign Facility contains financial covenants related to interest coverage, net income and capital expenditures, as defined in the credit agreement. As of December 31, 2007, the Company was in compliance with all of the financial covenants contained in the credit agreement. As of December 31, 2007, the Company had borrowed $1.1 million against the Sovereign Facility. On January 7, 2008, the Company repaid $500,000 of these borrowings.

6.	COMMITMENTS:	The Company has employment agreements with five employees. The aggregate future commitment under these agreements is as follows:

Year ending December 31,
2008	$878,000
2009	924,300
2010	587,000
Thereafter	60,000
$2,449,300

These agreements provide for additional bonus payments that are calculated as defined.

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

The Company leases an office and warehouse facility under a non-cancelable operating lease which expires in December 2014. The aggregate future commitment under this agreement is as follows:

Year ending December 31,
2008	409,772
2009	422,066
2010	434,728
2011	447,770
2012	461,203
Thereafter	964,328
$3,139,867

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $430,056, $430,050 and $436,248, respectively.

7.	INCOME TAXES:	The provision for (benefit from) income taxes consists of the following:

Years ended December 31,	2007	2006	2005
Current:
Federal	$1,159,000	$(628,000)	$734,000
State and local			70,000
Deferred:
Federal	(49,000)	(29,000)	334,000
	$1,110,000	$(657,000)	$1,138,000

The difference between the income tax provision (benefit) computed at the federal statutory rate and the actual tax provision (benefit) is accounted for as follows:

December 31,	2007	2006	2005
Taxes computed at the federal statutory rate	$1,026,000	$(597,000)	$904,000
State income taxes	—	(78,000)	70,000
Permanent differences	84,000	18,000	136,000
Utilization of net operating loss carryforward	—	—	28,000
	$1,110,000	$(657,000)	$1,138,000

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

The components of deferred income tax assets and liabilities are as follows:

	2007	2006
State net operating loss carryforwards	—	$78,000
Temporary differences	$(381,000)	(508,000)
	$(381,000)	$(430,000)

At December 31, 2007 and 2006, the temporary differences results from depreciation and difference in revenue recognized between book and taxes.

The Company recognized, for income tax purposes, a tax benefit of $495,000 and $4,600 and $54,000 for the years ended December 31, 2007, 2006 and 2005, respectively, for compensation expense related to its stock option plan for which no corresponding charge to operations has been recorded. Such amounts have been added to additional paid-in capital in those years.

8.	EMPLOYEE STOCK OPTION PLANS:	Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123R. Prior to January 1, 2006, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plans using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS No. 123 and 148.

The Company has adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, has not retroactively adjusted results from prior period. Under this transition method, compensation expense associated with stock options recognized in fiscal year 2006 includes: (1) expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) expense related to all stock option awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The modified transition method includes a simplified method to establish the beginning balance of the additional paid-in-capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

As a result of the adoption of SFAS No. 123R, the Company’s net income (loss) for the years ended December 31, 2007 and 2006, includes approximately $383,000 and $256,000 of compensation expense, respectively and related reductions in income tax payable of approximately $495,000 and $4,600, respectively. The compensation expense related to the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses. Prior to the Company’s adoption of SFAS 123R, the Company presented tax benefits resulting from the exercise of stock options as

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

cash flows from operating activities on the Company’s statement of cash flows. SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized from options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities.

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

The Company has 285 options available for grant under the 1995 Plan, 666 options available for grant under the 1998 Plan, and 181,667 options available for grant under the 2000 Plan.

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were used for option grants during the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Risk-free interest rate	4.9%	4.2%	3.9%
Expected volatility	68%	61%	32%
Dividend yield	0%	0%	0%
Expected option term-in years	5	5	5

The risk free interest rate for the years ended December 31, 2007, 2006 and 2005 is based on the 5 year U.S. Treasury note rate on the day of grant. The expected volatility computation for the year ended December 31, 2005 is based on the average of the volatility over the most recent two year period. The expected volatility computation for the years ended December 31, 2007 and 2006 is based on the average of the volatility over the most recent four year period, which represents the Company’s estimate of expected volatility over the expected option term. The Company has never paid a dividend, and is not expected to pay a dividend in the foreseeable future, therefore the dividend yield is assumed to be zero.

A summary of the status of the Company’s stock option plans is as follows:

Fixed Options	Options	Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding At January 1, 2005	1,074,752	$4.53	6.39
Granted during period	80,000	10.01
Exercised	(24,667)	5.88
Forfeited/Expired	—
Outstanding and vested at December 31, 2005	1,130,085	$5.14	5.36
Granted during period	113,333	8.12
Exercised	(3,000)	6.35
Forfeited/Expired	—
Outstanding at December 31, 2006	1,240,418	$5.17	4.38
Granted during period	105,000	7.27
Exercised	(335,000)	2.50
Forfeited/Expired	—
Outstanding at December 31, 2007	1,010,418	$6.28	3.91	$2,030,826
Vested at December 31, 2007	968,751	$6.23	3.65	$1,999,994

The weighted-average fair value of each option granted during the years ended December 31, 2007, 2006 and 2005, estimated as of the grant date using the Black-Scholes option valuation model was $4.41, $2.78 and $3.49, respectively.

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

The Company’s stock options granted to non-employee directors vest immediately upon grant and have a maximum contractual term of five years. Stock options granted to employees vest over three years and have a maximum contractual term of ten years. The expected option term is calculated utilizing historical data of option exercises.

As of December 31, 2007 and 2006, there was $175,868 and $90,562, respectively, of unrecognized compensation cost related to non-vested stock option awards which will be amortized through December 2010, the requisite service period.

During the year ended December 31, 2007, 250,000 stock options were exercised for cash resulting in proceeds to the Company of $618,800. In addition, 85,000 stock options were exercised on a cashless basis, pursuant to provisions of the stock option plans. The Company received 30,554 shares of its common stock in exchange for the 85,000 shares issued in the exercise. The 30,554 shares that the Company received were valued at $220,150, the fair market value of the shares on the date of exercise, and were added to treasury stock.

During the year ended December 31, 2007, the Company earned a tax benefit of approximately $554,000 resulting from the exercise of stock options. This amount has been credited to additional paid-in capital and applied to the current tax liability.

The net income for the year December 31, 2005 does not include any compensation charges related to options granted to employees. The following table illustrates the pro forma effect on net loss and loss per share assuming the Company had applied the fair value recognition provisions of SFAS 123 instead of the intrinsic value method under APB No. 25 to stock-based employee compensation for the year ended December 31, 2005:

Year ended December 31, 2005
Net income — as reported	$1,519,433
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	483,205
Net income — pro forma	$1,036,228
Basic income per share — as reported	$0.28
Basic income per share — pro forma	$0.19
Diluted income per share — as reported	$0.25
Diluted income per share — pro forma	$0.17

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

9.	WARRANTS AND OPTIONS:	In February 2003, the Company issued to an underwriter (and its designees) warrants to purchase an aggregate of 200,000 shares of the Company’s common stock as compensation related to the Company’s public offering. The warrants are exercisable, in whole or in part, at $4.40 per share from February 2004 through February 2008. At December 31, 2007, 2006, and 2005, warrants to purchase 195,000 shares remain outstanding.

In February 2008, all of the warrants to purchase shares were exercised.

10.	EMPLOYEE BENEFIT PLAN:	On September 11, 1996, The Company’s board of directors instituted a defined contribution plan under Section 401(k) of the Internal Revenue Code (the ‘‘Code’’). On October 1, 1998, the Company amended and standardized its plan as required by the Code. Pursuant to the amended plan, qualified employees may contribute a percentage of their pretax eligible compensation to the Plan and the Company will match a percentage of each employee’s contribution. Additionally, the Company has a profit-sharing plan covering all eligible employees. Contributions by the Company are at the discretion of management. The amount of contributions recorded by the Company in 2007, 2006 and 2005 amounted to $93,698, $65,823 and $91,318, respectively.

11.	MAJOR CUSTOMER:	Sixty-three percent (63%) of sales in 2007, 75% of sales in 2006 and 96% of sales in 2005 were directly to the U.S. government. Seventy-nine percent (79%) and 85% of accounts receivable at December 31, 2007 and 2006, respectively, were from the U.S. government. In additional, 31% of sales in 2007 were to one company.

12.	SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)	The following table sets forth certain unaudited quarterly statement of operations data from the eight quarters ended December 31, 2007. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below. The quarterly data should be read in conjunction with the current audited statements and notes thereto. The total of the quarterly EPS data may not be indicative of full year results.

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

	Quarter Ended
2007	March 31,	June 30,	September 30,	December 31,
Revenue	$5,471,968	$7,490,669	$7,256,709	$7,766,130
Income from Operations	444,192	934,404	863,616	792,152
Net Income	268,189	575,448	535,136	528,123
Basic earnings per share	0.05	0.10	0.09	0.09
Diluted earnings per share	0.05	0.10	0.09	0.09

2006	March 31,	June 30,	September 30,	December 31,
Revenue	$5,030,193	$2,457,016	$4,412,931	$6,007,849
Income (Loss) from Operations	116,894	(2,038,334)	(12,577)	25,681
Net Income (Loss)	68,894	(1,333,334)	(12,577)	12,011
Basic earnings (loss) per share	0.01	(0.24)	(0.00)	0.00
Diluted earnings (loss) per share	0.01	(0.24)	(0.00)	0.00

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2008	CPI AEROSTRUCTURES, INC. (Registrant)
	By:	/s/ Edward J. Fred
Edward J. Fred Chief Executive Officer, President, Secretary and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric Rosenfeld	Chairman of the Board of Directors	March 25, 2008

Eric Rosenfeld

/s/ Edward J. Fred	Chief Executive Officer, President, Secretary and Director	March 25, 2008

Edward J. Fred

/s/ Vincent Palazzolo	Chief Financial Officer	March 25, 2008

Vincent Palazzolo

/s/ Walter Paulick	Director	March 25, 2008

Walter Paulick

/s/ Kenneth McSweeney	Director	March 25, 2008

Kenneth McSweeney

/s/ Harvey Bazaar	Director	March 25, 2008

Harvey Bazaar