Form 10-Q
period 2008-03-31
CPI AEROSTRUCTURES INC
filed 2008-05-13
CIK 889348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008	Commission File Number 1-11398
CPI AEROSTRUCTURES, INC.
(Exact name of registrant as specified in its charter)

New York	11-2520310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
60 Heartland Blvd., Edgewood, NY	11717
(Address of principal executive offices)	(zip code)

(631) 586-5200
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act:

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

As of May 9, 2008, the number of shares of common stock, par value $.001 per share, outstanding was 5,974,364.

CPI AEROSTRUCTURES, INC.
INDEX

Part I:     Financial Information:

Item 1 — Financial Statements:

         CPI AEROSTRUCTURES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash	$821,926	$338,391
Accounts receivable, net	3,092,371	3,344,375
Costs and estimated earnings in excess of billings on uncompleted contracts	32,724,299	31,148,181
Prepaid expenses and other current assets	183,453	216,405
Refundable income taxes	—	528,470
Total current assets	36,822,049	35,575,822
Plant and equipment, net	746,586	719,069
Deferred income taxes	167,000	129,000
Other assets	190,863	196,681
Total Assets	$37,926,498	$36,620,572
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,973,627	$4,234,370
Accrued expenses	195,604	571,783
Current portion of long-term debt	3,810	3,701
Line of credit	600,000	1,100,000
Income tax payable	—	459,000
Deferred income taxes	484,000	490,000
Total current liabilities	6,257,041	6,858,854
Long-term debt, net of current portion	6,610	7,605
Deferred income taxes	20,000	20,000
Other liabilities	135,630	130,599
Total Liabilities	6,419,281	7,017,058
Shareholders’ Equity:
Common stock – $.001 par value; authorized 50,000,000 shares, issued 6,037,898 and 5,816,457 shares, respectively, and outstanding 5,974,364 and 5,752,923 shares, respectively	6,038	5,816
Additional paid-in capital	26,270,812	24,787,296
Retained earnings	5,771,373	5,351,408
Treasury stock, 63,534 shares (at cost)	(541,006)	(541,006)
Total Shareholders’ Equity	31,507,217	29,603,514
Total Liabilities and Shareholders’ Equity	$37,926,498	$36,620,572

See Notes to Condensed Financial Statements

         CPI AEROSTRUCTURES, INC.

CONDENSED INCOME STATEMENTS

	For the Three Months Ended March 31,
	2008	2007
	(Unaudited)
Revenue	$7,790,754	$5,471,968
Cost of sales	5,938,155	4,113,287
Gross profit	1,852,599	1,358,681
Selling, general and administrative expenses	1,215,634	923,492
Income before provision for income taxes	636,965	435,189
Provision for income taxes	217,000	167,000
Net income	$419,965	$268,189
Basic net income per common share	$0.07	$0.05
Diluted net income per common share	$0.07	$0.05
Shares used in computing income per common share:
Basic	5,875,902	5,501,060
Diluted	6,181,752	5,919,262

See Notes to Condensed Financial Statements

         CPI AEROSTRUCTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$419,965	$268,189
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	58,104	55,929
Deferred rent	5,031	8,014
Stock option expense	159,453	109,223
Compensation paid in stock	82,547	—
Tax benefit from stock option exercise	(278,000)	(207,000)
Deferred portion of provision for income taxes	(44,000)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	252,004	(1,556,986)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(1,576,118)	603,388
Decrease in prepaid expenses and other assets	316,770	48,133
Decrease in refundable income taxes	528,470	——
Increase in accounts payable and accrued expenses	363,078	325,451
Increase (decrease) in income taxes payable	(459,000)	150,000
Net cash used in operating activities	(171,696)	(195,659)
Cash used in investing activities – purchase of plant and equipment	(85,621)	(16,880)
Cash flows from financing activities:
Repayment of long-term debt	(886)	(11,628)
Repayment of line of credit	(500,000)	(150,000)
Proceeds from exercise of stock options and warrants	963,738	175,350
Tax benefit from stock option exercise	278,000	207,000
Net cash provided by financing activities	740,852	220,722
Net increase in cash	483,535	8,183
Cash at beginning of period	338,391	38,564
Cash at end of period	$821,926	$46,747
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$790	$9,342
Income taxes	$465,000	$—

See Notes to Condensed Financial Statements

CPI Aerostructures, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. Interim Financial Statements:

The financial statements of CPI Aerostructures, Inc. (the ‘‘Company’’) as of and for the three months ended March 31, 2008 and 2007 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2. stock-based compensation

The Company accounts for compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123R, ‘‘Share-Based Payment.’’

The Company’s net income for the three months ended March 31, 2008 and 2007 includes approximately $159,000 and $109,000, respectively, of non-cash compensation expense related to the Company’s stock options. The non-cash compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were used for the options granted during the three month period ended March 31, 2008:

Risk-free interest rate	4.50%
Expected volatility	78%
Dividend yield	0%
Expected option term	5 years

A summary of the status of the Company’s stock option plans as of March 31, 2008 and changes during the period is as follows:

Fixed Options	Options	Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	1,010,418	$6.28
Granted during period	25,000	8.61
Exercised	(16,250)	6.51
Outstanding at end of period	1,019,168	$6.33	3.98	$2,003,189
Vested at end of period	977,501	$6.28	3.74	$1,972,357

CPI Aerostructures, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2008, there was $158,093 of unrecognized compensation cost related to non-vested stock option awards which will be amortized through December 2010.

During the three months ended March 31, 2008, 16,250 stock options were exercised for cash resulting in proceeds to the Company of $105,735.

During the three months ended March 31, 2008, the Company earned a tax benefit of approximately $278,000 resulting from the exercise of stock options. This amount has been credited to additional paid-in capital and applied to the current tax liability.

3. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS:

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	March 31, 2008
	U.S. Government	Commercial	Total
Costs incurred on uncompleted contracts	$62,758,162	$17,346,484	$80,104,646
Estimated earnings	37,924,339	7,617,077	45,541,416
Sub-total	100,682,501	24,963,561	125,646,062
Less billings to date	70,498,813	22,422,950	92,921,763
Costs and estimated earnings in excess of billings on uncompleted contracts	$30,183,688	$2,540,611	$32,724,299

	December 31, 2007
	U.S. Government	Commercial	Total
Costs incurred on uncompleted contracts	$57,487,194	$16,632,515	$74,119,709
Estimated earnings	36,465,753	7,248,714	43,714,467
Sub-total	93,952,947	23,881,229	117,834,176
Less billings to date	64,782,716	21,903,279	86,685,995
Costs and estimated earnings in excess of billings on uncompleted contracts	$29,170,231	$1,977,950	$31,148,181

4. INCOME PER COMMON SHARE:

Basic income per common share is computed using the weighted average number of shares outstanding. Diluted income per common share for the three month periods ended March 31, 2008 and 2007 is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 305,849 and 418,202 were used in the calculation of diluted income per common share in the three month periods ended March 31, 2008 and 2007, respectively. Incremental shares of 260,000 and 383,750 were not included in the diluted earnings per share calculations for the three month periods ended March 31, 2008 and 2007, respectively, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.

CPI Aerostructures, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

5. CREDIT FACILITY:

In August 2007, the Company entered into a two-year, $2.5 million revolving credit facility with Sovereign Bank (the ‘‘Sovereign Facility’’), secured by all of the Company’s assets. The Sovereign Facility specifies an interest rate equal to the lower of LIBOR plus 2% or Sovereign Bank’s prime rate. The effective rate as of March 31, 2008 was 5.25%. The Sovereign Facility contains financial covenants related to interest coverage, net income and capital expenditures, as defined in the credit agreement.

As of March 31, 2008, the Company was in compliance with all of the financial covenants contained in the credit agreement. As of March 31, 2008, the Company had $600,000 outstanding under the Sovereign Facility.

6. Warrants:

During the three months ended March 31, 2008, 195,000 warrants were exercised for cash resulting in proceeds to the Company of $858,000.

7. RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 157 (‘‘SFAS 157’’), ‘‘Fair Value Measurements.’’ The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 had no impact on the Company’s financial position, results of operations, cash flows or financial statement disclosures.

CPI AEROSTRUCTURES, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Financial Statements and notes thereto of CPI Aerostructures, Inc. contained in this report.

Forward Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, the words or phrases ‘‘will likely result,’’ ‘‘management expects’’ or ‘‘we expect,’’ ‘‘will continue,’’ ‘‘is anticipated,’’ ‘‘estimated’’ or similar expressions are intended to identify ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in ‘‘Item 1A: Risk Factors’’ included in our Annual Report on Form 10-K for the year ended December 31, 2007 and ‘‘Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ included in this Form 10-Q. We have no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Due to our success as a subcontractor to defense prime contractors and growth in the commercial sector, we are also pursuing opportunities to increase our commercial subcontracting business. In 2007, we were awarded approximately $6.0 million of commercial subcontracts from prime contractors. Seven (7%) of our revenue in both 2007 and 2006, was generated by commercial contract sales. In March 2008, we were awarded a multi-year contract from Spirit to provide Spirit with major aerostructure assemblies, including structural leading edges, trailing edges and flap assemblies, for the Gulfstream G650 business jet, a commercial aircraft program that Spirit is supporting. The initial order is valued at approximately $3.5 million and we expect to record approximately $3 million of revenue under this contract during 2008. Potential revenue over the life of this program is expected to be approximately $86 million. Deliveries of these assemblies will begin in 2009 and continue through 2014.

The length of our contracts vary but is typically between six months and two years for U.S. government contracts (although our T-38 contract and our C-5 TOP contract are for periods of 10 years and 7 years, respectively), and up to 10 years for commercial contracts. Except in cases where contract terms permit us to bill on a progress basis, we must incur upfront costs in producing assemblies and bill our customers upon delivery. Because of the upfront costs incurred, the timing of our billings and the nature of the percentage-of-completion method of accounting described below,

CPI AEROSTRUCTURES, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

there can be a significant disparity between the periods in which (a) costs are expended, (b) revenue and earnings are recorded and (c) cash is received.

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

Stock-Based Compensation

We account for compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123R, ‘‘Share-Based Payment.’’

Results of Operations

Revenue

Revenue for the three months ended March 31, 2008 was $7,790,754 compared to $5,471,968 for the same period last year, representing an increase of $2,318,786 or 42%. This increase is predominantly the result of increased military and commercial subcontracting business.

We generate revenue primarily from government contracts for which we act as a prime contractor or as a subcontractor and, to a lesser extent, from commercial contracts. Revenue generated from prime government contracts for the three months ended March 31, 2008 was $3,248,496 compared to $3,813,096 for the three months ended March 31, 2007, a decrease of $564,600 or 15%. Revenue generated from government subcontracts for the three months ended March 31, 2008 was $3,459,943 compared to $1,432,662 for the three months ended March 31, 2007, an increase of $2,027,281 or 142%. Revenue generated from commercial contracts was $1,082,315 for the three months ended March 31, 2008 compared to $226,210 for the three months ended March 31, 2007, an increase of $856,105 or 378%.

CPI AEROSTRUCTURES, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the three months ended March 31, 2008, we received approximately $10.7 million of new contract awards, which included approximately $950,000 of government prime contract awards, approximately $6.2 million of government subcontract awards and approximately $3.6 million of commercial subcontract awards, compared to a total of $1.0 million of new contract awards, of all types, in the same period last year.

As of March 31, 2008, we had approximately $225 million in formalized bids outstanding and continue to make bids on contracts on a weekly basis. In addition, we currently have other proposals submitted to multiple prime contractors, for both government and commercial subcontracting opportunities. While we cannot predict the timing of awards, some of these outstanding proposals are so significant in size that any single award could increase our revenue and net income substantially.

Gross Profit

Gross profit for the three months ended March 31, 2008 was $1,852,599 compared to $1,358,681 for the three months ended March 31, 2007, an increase of $493,918. As a percentage of revenue, gross profit for the three months ended March 31, 2008 was 23.8% compared to 24.8% for the same period last year. The decrease in gross margin percentage was in line with expectations, as we have commenced various long-term programs in 2008 that tend to be less profitable in the early stages and have been shifting our business towards more subcontracting work, which is more price competitive.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2008 were $1,215,634 compared to $923,492 for the three months ended March 31, 2007, an increase of $292,142, or 31.6%. This increase was primarily due to an increase in public company fees of approximately $110,000 and an increase in accrued bonus of approximately $110,000, as well as increases in consulting fees and legal and accounting fees.

These increases were offset by a decreases in salaries and travel related expense and a recovery for the settlement of an old account payable.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended March 31, 2008 was $636,965 compared to $435,189 for the same period last year, an increase of $201,776. This increase was primarily due to the increase in gross profit described above.

Provision for Income Taxes

Provision for income taxes was $217,000 for the three months ended March 31, 2008, or 34% of pre-tax income, compared to $167,000, or 38% of pre-tax income for the three months ended March 31, 2007. The 2008 provision for income taxes is calculated based upon the federal income tax rates, as we do not expect to have a state tax obligation for 2008 because of New York States’ adoption of a ‘‘sales only’’ income allocation method.

Net Income

As a result of the foregoing, basic net income for the three months ended March 31, 2008 was $419,965, or $0.07 per basic share, compared to $268,189, or $0.05 per basic share, for the same period last year. Diluted income per share for the three months ended March 31, 2008 was $0.07, calculated utilizing 6,181,752 average shares outstanding. Diluted earnings per share for the three months ended March 31, 2007 was $0.05, calculated utilizing 5,919,262 shares outstanding.

CPI AEROSTRUCTURES, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

General

At March 31, 2008, we had working capital of $30,565,008 compared to $28,716,968 at December 31, 2007, an increase of $1,848,040, or 6.4%.

Cash Flow

A large portion of our cash is used to pay for materials and processing costs associated with contracts that are in process and which do not provide for progress payments. Contracts that permit us to bill on a progress basis must be classified as ‘‘on time’’ for us to apply for progress payments. Costs for which we are not able to bill on a progress basis are components of ‘‘Costs and estimated earnings in excess of billings on uncompleted contracts’’ on our balance sheets and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms.

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

At March 31, 2008, we had a cash balance of $821,926 compared to $338,391 at December 31, 2007. In addition to the increase in cash during the three months ended March 31, 2008, our costs and estimated earnings increased by approximately $1,600,000. The increase in costs and estimated earnings in excess of billings on uncompleted contracts and accounts payable was primarily due to higher levels of procurement and production related to work on new contract awards which will be converted into cash in future periods.

Based on the positive results in the three months ended March 31, 2008, our projected cash expenses and sources of cash, we expect to have positive cash flow during the twelve month period ending March 31, 2009.

Credit Facility

Sovereign Bank

In August 2007, we entered into a two-year, $2.5 million revolving credit facility with Sovereign Bank (the ‘‘Sovereign Facility’’), secured by all of our assets. The Sovereign Facility specifies an interest rate equal to the lower of LIBOR plus 2% or Sovereign Bank’s prime rate. The effective rate as of March 31, 2008 was 5.25%. The Sovereign Facility contains financial covenants related to interest coverage, net income and capital expenditures, as defined in the credit agreement. As of March 31, 2008, we were in compliance with all of the financial covenants contained in the credit agreement. As of March 31, 2008, we had $600,000 outstanding under the Sovereign Facility.

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

Contractual Obligations

The table below summarizes information about our contractual obligations as of March 31, 2008 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

Contractual Obligations	Payments Due By Period ($)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-term Debt	610,420	603,810	6,610	-0-	-0-
Operating Leases	3,037,425	412,846	863,220	915,790	845,569
Employment Agreement Compensation *	2,229,800	1,351,725	878,075	-0-	-0-
Total Contractual Cash Obligations	5,877,645	2,368,381	1,747,905	915,790	845,569
*	The employment agreements provide for bonus payments that are excluded from these amounts.

Item 3 — Quantitative and Qualitative Disclosure About Market Risk

None

Item 4T — Controls and Procedures

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

Based on an evaluation of the Company’s disclosure controls and procedures as of March 31, 2008 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

CPI AEROSTRUCTURES, INC.

Part II:    Other Information

Item 1A:    Risk Factors

There are no material changes from the risk factors set forth in Item 1A, ‘‘Risk Factors,’’ of our Annual Report on Form 10-K for the year ended December 31, 2007. Please refer to that section for disclosures regarding the risks and uncertainties to our business.

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

CPI AEROSTRUCTURES, INC.
Dated: May 13, 2008	By:	/S/ Edward J. Fred
Edward J. Fred Chief Executive Officer and President
Dated: May 13, 2008	By:	/S/ Vincent Palazzolo
Vincent Palazzolo Chief Financial Officer