Form 10-Q
period 2008-06-30
CPI AEROSTRUCTURES INC
filed 2008-08-12
CIK 889348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008	Commission File Number 1-11398
CPI AEROSTRUCTURES, INC.
(Exact name of registrant as specified in its charter)

New York	11-2520310

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

60 Heartland Blvd., Edgewood, NY	11717

(Address of principal executive offices)	(zip code)
(631) 586-5200
(Registrant’s telephone number including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of August 8, 2008, the number of shares of common stock, par value $.001 per share, outstanding was 5,979,364.

CPI AEROSTRUCTURES, INC.
INDEX

CPI AEROSTRUCTURES, INC.
Part I: Financial Information:
Item 1 — Financial Statements:
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note 1)

ASSETS
Current Assets:
Cash	$206,891	$338,391
Accounts receivable, net	2,591,007	3,344,375
Costs and estimated earnings in excess of billings on uncompleted contracts	34,779,514	31,148,181
Prepaid expenses and other current assets	368,839	216,405
Refundable income taxes	—	528,470

Total current assets	37,946,251	35,575,822

Plant and equipment, net	821,840	719,069
Deferred income taxes	259,000	109,000
Other assets	185,044	196,681

Total Assets	$39,212,135	$36,600,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,400,125	$4,234,370
Accrued expenses	301,370	571,783
Current portion of long-term debt	15,269	3,701
Line of credit	600,000	1,100,000
Income tax payable	—	459,000
Deferred income taxes	490,000	490,000

Total current liabilities	6,806,764	6,858,854

Long-term debt, net of current portion	51,689	7,605
Other liabilities	140,660	130,599

Total Liabilities	6,999,113	6,997,058

Shareholders’ Equity:
Common stock — $.001 par value; authorized 50,000,000 shares, issued 6,042,898 and 5,816,457 shares, respectively, and outstanding 5,979,364 and 5,752,923 shares, respectively	6,043	5,816
Additional paid-in capital	26,606,801	24,787,296
Retained earnings	6,141,184	5,351,408
Treasury stock, 63,534 shares (at cost)	(541,006)	(541,006)

Total Shareholders’ Equity	32,213,022	29,603,514

Total Liabilities and Shareholders’ Equity	$39,212,135	$36,600,572

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.
CONDENSED INCOME STATEMENTS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Revenue	$9,128,406	$7,490,669	$16,919,160	$12,962,637
Cost of sales	7,127,318	5,302,049	13,065,473	9,415,336

Gross profit	2,001,088	2,188,620	3,853,687	3,547,301
Selling, general and administrative expenses	1,448,276	1,262,172	2,663,911	2,185,664

Income before provision for income taxes	552,812	926,448	1,189,776	1,361,637

Provision for income taxes	183,000	351,000	400,000	518,000

Net income	$369,812	$575,448	$789,776	$843,637

Income per common share — basic	$0.06	$0.10	$0.13	$0.15

Income per common share — diluted	$0.06	$0.10	$0.13	$0.14

Shares used in computing income per common share:
Basic	5,975,408	5,691,811	5,925,655	5,596,963
Diluted	6,246,953	6,026,829	6,211,406	5,908,891
See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.
CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,	2008	2007
	(Unaudited)

Cash flows from operating activities:
Net income	$789,776	$843,637
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	122,544	110,506
Deferred rent	10,061	16,029
Stock option expense	459,496	360,252
Tax benefit from stock option and warrant exercises	(278,000)	(538,000)
Deferred portion of provision for income taxes	(150,000)	57,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	753,368	(334,464)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(3,631,333)	(542,592)
(Increase) decrease in prepaid expenses and other assets	(140,797)	279,374
Decrease in refundable income taxes	528,470	100,000
Increase in accounts payable and accrued expenses	1,255,890	38,074
Decrease in income taxes payable	(459,000)	—

Net cash provided by (used in) operating activities	(739,525)	389,816

Cash used in investing activities — purchase of plant and equipment	(162,465)	(36,262)

Cash flows from financing activities:
Repayment of long-term debt	(7,198)	(27,973)
Repayment of line of credit	(500,000)	(350,000)
Proceeds from exercise of stock options and warrants	999,688	489,600
Tax benefit from stock option and warrant exercises	278,000	538,000

Net cash provided by financing activities	770,490	649,627

Net (decrease) increase in cash	(131,500)	1,003,181
Cash at beginning of period	338,391	38,564

Cash at end of period	$206,891	$1,041,745

Supplemental disclosures of cash flow information:

Non-Cash Investing and Financing Activities
Equipment acquired under capital lease	$62,850	—
Accrued expenses settled in exchange for common stock	$82,547	—

Cash paid during the period for:
Interest	$3,435	$18,284

Income taxes	$765,000	$100,000

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL STATEMENTS:
The financial statements of CPI Aerostructures, Inc. (the “Company”) as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
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
The Company accounts for compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.”
The Company’s net income for the three and six months ended June 30, 2008 includes approximately $300,000 and $459,000, respectively, of non-cash compensation expense related to the Company’s stock options. The Company’s net income for the three and six months ended June 30, 2007 includes approximately $251,000 and $360,000, respectively, of non-cash compensation expense related to the Company’s stock options. The non-cash compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.
The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were used for the options granted during the six month period ended June 30, 2008:

Risk-free interest rate	2.5%-4.5%
Expected volatility	76%-78%
Dividend yield	0%
Expected option term	5 years

CPI AEROSTRUCTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the status of the Company’s stock option plans as of June 30, 2008 and changes during the period is as follows:

		Weighted	Weighted
		average	average remaining	Aggregate
		Exercise	contractual	Intrinsic
Fixed Options	Options	Price	term (in years)	Value

Outstanding at beginning of period	1,010,418	$6.28
Granted during period	80,000	8.33
Exercised	(21,250)	6.67
Forfeited	(21,835)	6.59

Outstanding at end of period	1,047,333	$6.42	3.64	$1,965,714

Vested at end of period	1,005,666	$6.38	3.41	$1,934,882

As of June 30, 2008, there was $140,318 of unrecognized compensation cost related to non-vested stock option awards which will be amortized through December 2010.
During the six months ended June 30, 2008, 21,250 stock options were exercised for cash resulting in proceeds to the Company of $141,688.
During the six months ended June 30, 2008, the Company earned a tax benefit of approximately $278,000 resulting from the exercise of stock options and warrants. This amount has been credited to additional paid-in capital and applied to the current tax liability.

CPI AEROSTRUCTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

3.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS:
     Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	June 30, 2008
	U.S.
	Government	Commercial	Total

Costs incurred on uncompleted contracts	$64,248,823	$18,184,576	$82,433,399
Estimated earnings	40,281,946	7,875,739	48,157,685

Sub-total	104,530,769	26,060,315	130,591,084
Less billings to date	72,840,786	22,970,784	95,811,570

Costs and estimated earnings in excess of billings on uncompleted contracts	$31,689,983	$3,089,531	$34,779,514

	December 31, 2007
	U.S.
	Government	Commercial	Total

Costs incurred on uncompleted contracts	$57,487,194	$16,632,515	$74,119,709
Estimated earnings	36,465,753	7,248,714	43,714,467

Sub-total	93,952,947	23,881,229	117,834,176
Less billings to date	64,782,716	21,903,279	86,685,995

Costs and estimated earnings in excess of billings on uncompleted contracts	$29,170,231	$1,977,950	$31,148,181

CPI AEROSTRUCTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

4.	INCOME PER COMMON SHARE:
Basic income per common share is computed using the weighted average number of shares outstanding. Diluted income per common share for the three and six month periods ended June 30, 2008 and 2007 is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 271,545 and 285,751 were used in the calculation of diluted income per common share in the three and six month periods ended June 30, 2008, respectively. Incremental shares of 400,000 and 315,000 were not included in the diluted earnings per share calculations for the three and six month periods ended June 30, 2008, respectively, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive. Incremental shares of 335,018 and 311,928 were used in the calculation of diluted income per common share in the three month and six month periods ended June 30, 2007, respectively. Incremental shares of 295,000 and 333,750 were not included in the diluted earnings per share calculations for the three month and six month periods ended June 30, 2007, respectively, as their exercise price was in excess of the Company’s average stock price for the period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.

5.	CREDIT FACILITY:
In August 2007, the Company entered into a two-year, $2.5 million revolving credit facility with Sovereign Bank (the “Sovereign Facility”), secured by all of the Company’s assets. The Sovereign Facility specifies an interest rate equal to the lower of LIBOR plus 2% or Sovereign Bank’s prime rate. The effective rate as of June 30, 2008 was 5.00%. The Sovereign Facility contains financial covenants related to interest coverage, net income and capital expenditures, as defined in the credit agreement.
As of June 30, 2008, the Company was in compliance with all of the financial covenants contained in the credit agreement. As of June 30, 2008, the Company had $600,000 outstanding under the Sovereign Facility.

6.	WARRANTS:
During the six months ended June 30, 2008, 195,000 common shares were issued upon the exercise of stock warrants. The Company received proceeds of $858,000 as a result of this exercise.
As of June 30, 2008 there were no warrants outstanding.

7.	RECENT ACCOUNTING PRONOUNCEMENTS:
In September 2006, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No.157 (“SFAS 157”), “Fair Value Measurements.” In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159”). The Company adopted SFAS 157 and SFAS 159 on January 1, 2008. The adoption of SFAS 157 and SFAS 159 had no impact on the Company’s financial position, results of operations, cash flows or financial statement disclosures.

CPI AEROSTRUCTURES, INC.
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Financial Statements and notes thereto of CPI Aerostructures, Inc. contained in this report.
Forward Looking Statements
     When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in “Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007 and “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q. We have no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.
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
     Among our major recent awards are:
•	A long-term requirements contract of approximately $70 million from The Boeing Company for assemblies for 242 enhanced wings for the A-10 “Thunderbolt” attack jet. The initial orders under this contract were for $13.2 million.

•	An initial order of $7.9 million as part of a $98 million agreement by a leading global aerospace and defense company to provide structural kits for an in-production aircraft. The 8-year agreement has the potential to generate up to $150 million in revenue to CPI Aero over the life of the program.

•	A long-term multi-million dollar contract from Spirit AeroSystems for major aerostructure assemblies for the Gulfstream G650 aircraft for which CPI will build fixed leading edge assemblies. We anticipate that this contract will generate significant revenue for us in the future. The initial order is valued at approximately $3.5 million and we expect to record approximately $3 million of revenue under this contract during 2008. Deliveries of these assemblies will begin in 2009 and continue through 2014.

CPI AEROSTRUCTURES, INC.
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The length of our contracts vary but is typically between six months and two years for U.S. government contracts (although our T-38 contract and our C-5 TOP contract are for periods of ten years and seven years, respectively), and up to ten years for commercial contracts. Except in cases where contract terms permit us to bill on a progress basis, we must incur upfront costs in producing assemblies and bill our customers upon delivery. Because of the upfront costs incurred, the timing of our billings and the nature of the percentage-of-completion method of accounting described below, there can be a significant disparity between the periods in which (a) costs are expended, (b) revenue and earnings are recorded and (c) cash is received.
Critical Accounting Policies
Revenue Recognition
     We recognize revenue from our contracts over the contractual period under the percentage-of-completion (POC) method of accounting. Under the POC method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenue that will not be billed under the terms of the contract until a later date are recorded as an asset captioned “Costs and estimated earnings in excess of billings on uncompleted contracts.” Contracts where billings to date have exceeded recognized revenue are recorded as a liability captioned “Billings in excess of costs and estimated earnings on uncompleted contracts.” Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period the change becomes known. The use of the POC method of accounting involves considerable use of estimates in determining revenue, costs and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by us during any reporting period. We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however, we cannot assure you that our estimates will be accurate. If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods. Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to fund our work in process or to pay taxes until the reported earnings materialize to actual cash receipts.
Stock-Based Compensation
     We account for compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.”

CPI AEROSTRUCTURES, INC.
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
     Revenue
Revenue for the three months ended June 30, 2008 was $9,128,406 compared to $7,490,669 for the same period last year, representing an increase of $1,637,737 or 22%. For the six months ended June 30, 2008, revenue increased $3,956,523 or 31% to $16,919,160, compared to $12,962,637 for the six months ended June 30, 2007. The increase in revenue is primarily the result of efforts to increase the Company’s military and commercial subcontracting business.
We generate revenue primarily from government contracts for which we act as a prime contractor or as a subcontractor and, to a lesser extent, from commercial contracts. Revenue generated from prime government contracts for the six months ended June 30, 2008 was $7,960,790 compared to $8,466,526 for the six months ended June 30, 2007, a decrease of $505,736 or 6%. Revenue generated from government subcontracts for the six months ended June 30, 2008 was $6,779,302 compared to $3,469,847 for the six months ended June 30, 2007, an increase of $3,309,455 or 95%. Revenue generated from commercial contracts was $2,179,068 for the six months ended June 30, 2008 compared to $1,026,264 for the six months ended June 30, 2007, an increase of $1,152,804 or 112%.
During the six months ended June 30, 2008, we received approximately $23.5 million of new contract awards, which included approximately $4.2 million of government prime contract awards, approximately $15.5 million of government subcontract awards and approximately $3.8 million of commercial subcontract awards, compared to a total of $8.6 million of new contract awards, of all types, in the same period last year.
Even with the large contract awards announced during the first half of 2008, we still had approximately $284 million in formalized bids outstanding, as of June 30, 2008 and continue to make bids on contracts on a weekly basis. In addition, we currently have other proposals submitted to multiple prime contractors, for both government and commercial subcontracting opportunities. While we cannot predict the probability of obtaining or the timing of awards, some of these outstanding proposals are significant in amount and any single award could increase our revenue and net income substantially.
     Gross Profit
Gross profit for the three months ended June 30, 2008 was $2,001,088 compared to $2,188,620 for the three months ended June 30, 2007, a decrease of $187,532. As a percentage of revenue, gross profit for the three months ended June 30, 2008 was 22% compared to 29% for the same period last year. For the six months ended June 30, 2008, gross profit was $3,853,687, or 23% of revenue, compared with $3,547,301, or 27% of revenue for the first six months of last year. The decrease in gross margin percentage was 1% higher than expected as the Company incurred more overtime than initially planned as we prepare for increased delivery requirements in the second half of 2008 and the first half of 2009. The Company has commenced work on various long-term programs that tend to be less profitable in the early stages and has been shifting its business towards more subcontracting work, which is more price competitive. Accordingly, the Company expects gross margin percentage to remain in the 23%-25% range for the foreseeable future.

CPI AEROSTRUCTURES, INC.
Item2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2008 were $1,448,276 compared to $1,262,172 for the three months ended June 30, 2007, an increase of $186,104, or 15%. For the six months ended June 30, 2008, selling, general and administrative expenses were $2,663,911 compared to $2,185,664 for the same period last year, an increase of $478,247, or 22%. This increase was primarily due to a $95,000 increase in consulting fees for our increased sales effort, a $100,000 increase in non-cash fees for stock options issued as compensation to our board of directors, a result of the valuation computation based on the Black-Sholes option pricing model, a $100,000 increase in accounting and legal fees, which includes increased fees for Sarbanes-Oxley 404 compliance and a $220,000 increase in accrued bonuses, offset by a $38,000 decrease in salaries.
     Income Before Provision for Income Taxes
Income before provision for income taxes for the three months ended June 30, 2008 was $552,812 compared to $926,448 for the same period last year, a decrease of $373,636. For the six months ended June 30, 2008, income before provision for income taxes was $1,189,776 compared to $1,361,637 for the same period last year, a decrease of $171,861. This decrease was primarily due to the decrease in gross profit described above.
     Provision for Income Taxes
Provision for income taxes was $400,000 for the six months ended June 30, 2008, or 34% of pre-tax income. For the three months ended June 30, 2008, the provision for income taxes was $183,000, or 33% of pre-tax income. Provision for income taxes was $518,000 for the six months ended June 30, 2007, or 38% of pre-tax income. For the three months ended June 30, 2007, the provision for income taxes was $351,000, or 38% of pre-tax income. The decrease in tax rate as a percentage of net income is the result of the 2008 provision for income taxes being calculated at only the Federal income tax rate. We do not expect to have a state tax obligation for 2008 because of New York States’ adoption of a “sales only” income allocation method.

CPI AEROSTRUCTURES, INC.
Item2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Net Income
Basic net income for the three months ended June 30, 2008 was $369,812, or $0.06 per basic share, compared to basic net income of $575,448, or $0.10 per basic share, for the same period last year. For the six months ended June 30, 2008, basic net income was $789,776, or $0.13 per basic share, compared to basic net income of $843,637, or $0.15 per basic share, for the same period last year. Diluted income per share for the three months ended June 30, 2008 was $0.06, calculated utilizing 6,246,953 average shares outstanding. Diluted income per share for the six months ended June 30, 2008 was $0.13, calculated utilizing 6,211,406 average shares outstanding. Diluted income per share for the three months ended June 30, 2007 was $0.10, calculated utilizing 6,026,829 average shares outstanding. Diluted income per share for the six months ended June 30, 2007 was $0.14, calculated utilizing 5,908,891 average shares outstanding.
Liquidity and Capital Resources
     General
     At June 30, 2008, we had working capital of $31,139,487 compared to $28,716,968 at December 31, 2007, an increase of $2,422,519, or 8.4%.
     Cash Flow
     A large portion of our cash is used to pay for materials and processing costs associated with contracts that are in process and which do not provide for progress payments. Contracts that permit us to bill on a progress basis must be classified as “on time” for us to apply for progress payments. Costs for which we are not able to bill on a progress basis are components of “Costs and estimated earnings in excess of billings on uncompleted contracts” on our balance sheets and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms.
     Because the POC method of accounting requires us to use estimates in determining revenue, costs and profits and in assigning the amounts to accounting periods, there can be a significant disparity between earnings (both for accounting and tax purposes) as reported and actual cash that we receive during any reporting period. Accordingly, it is possible that we may have a shortfall in our cash flow and may need to borrow money until the reported earnings materialize into actual cash receipts.
     At June 30, 2008, we had a cash balance of $206,891 compared to $338,391 at December 31, 2007. Our costs and estimated earnings increased by approximately $3,600,000 during the six months ended June 30, 2008. The increase in costs and estimated earnings in excess of billings on uncompleted contracts and accounts payable was primarily due to higher levels of procurement and production related to work on new contract awards and advances made to expedite delivery of tooling required for our new long-term contract with Spirit.

CPI AEROSTRUCTURES, INC.
Item2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Facility
     Sovereign Bank
In August 2007, we entered into a two-year, $2.5 million revolving credit facility with Sovereign Bank (the “Sovereign Facility”), secured by all of our assets. The Sovereign Facility specifies an interest rate equal to the lower of LIBOR plus 2% or Sovereign Bank’s prime rate. The effective rate as of June 30, 2008 was 5.00%. The Sovereign Facility contains financial covenants related to interest coverage, net income and capital expenditures, as defined in the credit agreement. As of June 30, 2008, we were in compliance with all of the financial covenants contained in the credit agreement. During the three months ended June 30, 2008 we repaid $500,000 on the Sovereign Facility. As of June 30, 2008, we had $600,000 outstanding under the Sovereign Facility.
We are currently negotiating with Sovereign Bank to secure additional financing to fund the initial costs related to the previously described long-term contract award from Spirit. Although we anticipate being able to do so, we may not be able to obtain additional financing from Sovereign Bank or another financial institution on terms acceptable to us, or at all, which could materially adversely affect our business operations and financial condition.

CPI AEROSTRUCTURES, INC.
Item 3 – Quantitative and Qualitative Disclosure About Market Risk
None.
Item 4T – Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s management has established disclosure controls and procedures designed to ensure that information it is required to disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information the Company is required to disclose in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.
     Based on an evaluation of the Company’s disclosure controls and procedures as of June 30, 2008 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of June 30, 2008.
Changes in Internal Control Over Financial Reporting
     No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

CPI AEROSTRUCTURES, INC.
Part II: Other Information
Item 1 – Legal Proceedings
None.
Item 1A – Risk Factors
There are no material changes from the risk factors set forth in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2007. Please refer to that section for disclosures regarding the risks and uncertainties to our business.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3 – Defaults Upon Senior Securities
None.
Item 4 – Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of Shareholders on June 10, 2008. At the meeting, the directors nominated for election, Kenneth McSweeney and Harvey J. Bazaar, were reelected for three-year terms expiring in 2011, Mr. McSweeney was reelected with 5,336,982 shares voted in favor of his election and 160,099 shares for which authority was withheld. Mr. Bazaar was reelected with 5,337,875 shares voted in favor of his election and 159,206 shares for which authority was withheld. The terms of office of Walter Paulick and Eric Rosenfeld will expire at the Annual Meeting of Shareholders to be held in 2009. The term of office of Edward J. Fred will expire at the Annual Meeting of Shareholders to be held in 2010.
Item 5 – Other Information
None.
Item 6 – Exhibits

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

CPI AEROSTRUCTURES, INC.
Dated: August 12, 2008	By	/S/ Edward J. Fred
Edward J. Fred
Chief Executive Officer and President

Dated: August 12, 2008	By:	/S/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer