Form 10-Q
period 2008-09-30
CPI AEROSTRUCTURES INC
filed 2008-11-12
CIK 889348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period	Commission File Number 1-11398
ended September 30, 2008

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⁭ No ×

As of November 10, 2008, the number of shares of common stock, par value $.001 per share, outstanding was 5,979,364.

CPI AEROSTRUCTURES, INC

INDEX

Part I:  Financial Information:

Item 1 – Condensed Financial Statements:

Condensed Balance Sheets as of September 30, 2008 (Unaudited) and	3
December 31, 2007

Condensed Income Statements for the Three Months and Nine Months ended	4
September 30, 2008 (Unaudited) and 2007 (Unaudited)

Condensed Statements of Cash Flows for the Nine Months ended September 30, 2008	5
(Unaudited) and 2007 (Unaudited)

Notes to Condensed Financial Statements (Unaudited)	6

Item 2 – Management’s Discussion and Analysis of Financial Condition	11
and Results of Operations

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T – Controls and Procedures	17

Part II. Other Information

Item 1A. – Risk Factors	18

Item 4 – Submission of Matters to a Vote of Security Holders	18

Item 6 – Exhibits	18

Signatures	19

Exhibits	19

CPI AEROSTRUCTURES, INC

Part I:  Financial Information:

Item 1 – Financial Statements:
CONDENSED BALANCE SHEETS
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash	$577,705	$338,391
Accounts receivable, net	4,536,665	3,344,375
Costs and estimated earnings in excess of billings on uncompleted
contracts	35,849,913	31,148,181
Prepaid expenses and other current assets	877,373	216,405
Refundable income taxes	----	528,470

Total current assets	41,841,656	35,575,822

Plant and equipment, net	1,030,942	719,069
Deferred income taxes	259,000	109,000
Other assets	179,226	196,681
Total Assets	$43,310,824	$36,600,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,227,640	$4,234,370
Accrued expenses	301,322	571,783
Current portion of long-term debt	16,567	3,701
Line of credit	2,500,000	1,100,000
Income tax payable	460,000	459,000
Deferred income taxes	490,000	490,000
Total current liabilities	9,995,529	6,858,854

Long-term debt, net of current portion	46,685	7,605
Deferred Rent	145,691	130,599

Total Liabilities	10,187,905	6,997,058

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, issued 6,042,898 and 5,816,457 shares, respectively, and
outstanding 5,979,364 and 5,752,923 shares, respectively	6,043	5,816
Additional paid-in capital	26,624,576	24,787,296
Retained earnings	7,033,306	5,351,408
Treasury stock, 63,534 shares (at cost)	(541,006)	(541,006)
Total Shareholders’ Equity	33,122,919	29,603,514
Total Liabilities and Shareholders’ Equity	$43,310,824	$36,600,572
See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC

CONDENSED INCOME STATEMENTS

For the Three Months Ended September 30,		For the Nine Months Ended September 30,

2008	2007	2008	2007
(Unaudited)		(Unaudited)

Revenue	$9,434,095	$7,256,709	$26,353,255	$20,219,345
Cost of sales	7,275,902	5,263,089	20,341,376	14,678,425

Gross profit	2,158,193	1,993,620	6,011,879	5,540,920
Selling, general and administrative expenses	806,071	1,131,484	3,469,981	3,317,147
Income before provision for
income taxes	1,352,122	862,136	2,541,898	2,223,773

Provision for income taxes	460,000	327,000	860,000	845,000
Net income	$892,122	$535,136	$1,681,898	$1,378,773

Income per common share – basic	$0.15	$0.09	$0.28	$0.24

Income per common share – diluted	$0.14	$0.09	$0.27	$0.23

Shares used in computing income per common share:
Basic	5,979,364	5,748,099	5,943,689	5,647,895
Diluted	6,252,685	6,145,930	6,217,010	5,989,138

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$1,681,898	$1,378,773
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	199,968	171,558
Deferred rent	15,092	24,043
Stock option expense	477,271	368,124
Tax benefit from stock option and warrant exercises	(278,000)	(554,000)
Deferred income taxes	(150,000)	57,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,192,290)	(726,391)
Increase in costs and estimated earnings in excess of billings on
uncompleted contracts	(4,701,732)	(1,678,104)
(Increase) decrease in prepaid expenses and other assets	(643,514)	585,916
Decrease in refundable income taxes	528,470	100,000
Increase in accounts payable and accrued expenses	2,083,359	303,705
Increase in income taxes payable	1,000	35,000
Net cash provided by (used in) operating activities	(1,978,478)	65,624
Cash used in investing activities - purchase of plant and equipment	(448,992)	(80,665)

Cash flows from financing activities:
Repayments of long-term debt	(10,904)	(39,714)
Proceeds from line of credit	1,400,000	----
Repayment of line of credit	------	(350,000)
Proceeds from exercise of stock options and warrants	999,688	618,600
Tax benefit from stock option and warrant exercises	278,000	554,000
Net cash provided by financing activities	2,666,784	782,886

Net increase in cash	239,314	767,845
Cash at beginning of period	338,391	38,564

Cash at end of period	$577,705	$806,409

Supplemental disclosures of cash flow information:

Non-Cash Investing and Financing Activities
Equipment acquired under capital lease	$62,850	$	----
Accrued expenses settled in exchange for common stock	$82,547	$	----

Cash paid during the period for:
Interest	$4,765		$21,624

Income taxes	$765,000	$102,400

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The condensed financial statements of CPI Aerostructures, Inc. (the “Company”) as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

The Company’s net income for the three and nine months ended September 30, 2008 includes approximately $18,000 and $477,000, respectively, of non-cash compensation expense related to the Company’s stock options. The Company’s net income for the three and nine months ended September 30, 2007 includes approximately $8,000 and $368,000, respectively, of non-cash compensation expense related to the Company’s stock options. The non-cash compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model.  The following weighted-average assumptions were used for the options granted during the nine month period ended September 30, 2008:

Risk-free interest rate	2.5%-4.5%
Expected volatility	76%-78%
Dividend yield	0%
Expected option term	5 years

CPI AEROSTRUCTURES, INC

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the status of the Company’s stock option plans as of September 30, 2008 and changes during the period is as follows:

		Weighted	Weighted
		average	average remaining	Aggregate
		Exercise	contractual	Intrinsic
Fixed Options	Options	Price	term (in years)	Value
Outstanding
at beginning of period	1,010,418	$6.28
Granted during the nine month period	80,000	8.33
Exercised	(21,250)	6.67
Forfeited	(21,835)	6.59
Outstanding
at end of period	1,047,333	$6.42	3.42	$1,452,521
Vested
at end of period	1,005,666	$6.38	3.20	$1,442,105

As of September 30, 2008, there was $128,468 of unrecognized compensation cost related to non-vested stock option awards which will be amortized through December 2010.

During the nine months ended September 30, 2008, 21,250 stock options were exercised for cash resulting in proceeds to the Company of $141,688.

During the nine months ended September 30, 2008, the Company earned a tax benefit of approximately $278,000 resulting from the exercise of stock options and warrants.  This amount has been credited to additional paid-in capital and applied to the current tax liability.

CPI AEROSTRUCTURES, INC

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

3. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	September 30, 2008
	U.S
	Government	Commercial	Total

Costs incurred on uncompleted
contracts	$67,785,236	$19,505,266	$87,290,502
Estimated earnings	41,781,409	8,526,592	50,308,001
Sub-total	109,566,645	28,031,858	137,598,503
Less billings to date	78,231,571	23,517,019	101,748,590
Costs and estimated earnings
in excess of billings on
uncompleted contracts	$31,335,074	$4,514,839	$35,849,913

December 31, 2007

	U.S
	Government	Commercial	Total
Costs incurred on uncompleted
contracts	$57,487,194	$16,632,515	$74,119,709
Estimated earnings	36,465,753	7,248,714	43,714,467
Sub-total	93,952,947	23,881,229	117,834,176
Less billings to date	64,782,716	21,903,279	86,685,995
Costs and estimated earnings in excess of billings on uncompleted contracts	$29,170,231	$1,977,950	$31,148,181

CPI AEROSTRUCTURES, INC

NOTES TO CONDENSED FINANCIAL STATEMNTS (UNAUDITED)
4.	INCOME PER COMMON SHARE

Basic income per common share is computed using the weighted average number of shares outstanding.  Diluted income per common share for the three and nine month periods ended September 30, 2008 and 2007 is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock.  Incremental shares of 273,321 were used in the calculation of diluted income per common share in the three and nine month periods ended September 30, 2008. Incremental shares of 400,000 were not included in the diluted earnings per share calculations for the three and nine month periods ended September 30, 2008 as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.  Incremental shares of 397,830 and 341,243 were used in the calculation of diluted income per common share in the three month and nine month periods ended September 30, 2007, respectively. Incremental shares of 235,000 and 295,000 were not included in the diluted earnings per share calculations for the three month and nine month periods ended September 30, 2007, respectively, as their exercise price was in excess of the Company’s average stock price for the period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.

5.	CREDIT FACILITY

In August 2007, the Company entered into a two-year, $2.5 million revolving credit facility with Sovereign Bank (the “Sovereign Revolving Facility”), secured by all of the Company’s assets. The Sovereign Revolving Facility specifies an interest rate equal to the lower of LIBOR plus 2% or Sovereign Bank’s prime rate. The effective rate as of September 30, 2008 was 5.00%. The Sovereign Facility contains financial covenants related to interest coverage, net income and capital expenditures, as defined in the credit agreement.

As of September 30, 2008, the Company was in compliance with all of the financial covenants contained in the credit agreement. As of September 30, 2008, the Company had $2,500,000 outstanding under the Sovereign Revolving Facility.

6.	WARRANTS

During the nine months ended September 30, 2008, 195,000 common shares were issued upon the exercise of stock warrants.  The Company received proceeds of $858,000 as a result of this exercise.

As of September 30, 2008 there were no warrants outstanding.

7.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standards No.157 (“SFAS 157”), “Fair Value Measurements.”  In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159”).  The Company adopted SFAS 157 and SFAS 159 on January 1, 2008.  The adoption of SFAS 157 and SFAS 159 had no impact on the Company’s financial position, results of operations, cash flows or financial statement disclosures.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  This statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is assessing the impact of the adoption of SFAS 161, but anticipates that SFAS 161 will not have a material effect on its financial position, results of operations and cash flows once it is adopted on January 1, 2009.

CPI AEROSTRUCTURES, INC

NOTES TO CONDENSED FINANCIAL STATEMNTS (UNAUDITED)

8.       SUBSEQUENT EVENT

On October 22, 2008, the Company obtained a $3 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility”). Prior to entering into the term loan, the Company had borrowed $2.5 million under the Sovereign Revolving Facility to fund the initial tooling costs related to a long-term contract award.  The Company used the proceeds from the Sovereign Term Facility to repay the borrowings under the Sovereign Revolving Facility and to pay for additional tooling related to the long-term contract. The Sovereign Term Facility bears interest at LIBOR plus 2.5% and is secured by all of the assets of the Company.

Concurrent with entering into the Sovereign Term Facility, Sovereign Bank amended the terms of the Sovereign Revolving Facility extending the term until August 2010 and amending the covenants, as defined, commencing in the fourth quarter of 2009.

The terms and conditions of the Sovereign Revolving Facility are applicable to the Sovereign Term Facility.

Additionally, the Company and Sovereign Bank entered into a five year interest rate swap agreement, in the notional amount of $3 million. Under the interest rate swap, the Company pays an amount to Sovereign Bank representing interest on the notional amount at a rate of 5.8% and receives an amount from Sovereign representing interest on the notional amount at a rate equal to the one-month LIBOR.  The effect of this interest rate swap will be the Company paying a fixed interest rate of 5.8% over the term of the Sovereign Term Facility.

CPI AEROSTRUCTURES, INC

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Condensed Financial Statements and notes thereto contained in this report.

Forward Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The risks are included in “Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007 and “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q.  We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

•
An initial order of $7.9 million as part of a $98 million agreement by a leading global aerospace and defense company to provide structural kits for an in-production aircraft. The 8-year agreement has the potential to generate up to $150 million in revenue over the life of the program.

•
A long-term multi-million dollar contract from Spirit AeroSystems for major aerostructure assemblies for the Gulfstream G650 aircraft for which we will build fixed leading edge assemblies.  We anticipate that this contract will generate significant revenue for us in the future. The initial order is valued at approximately $3.5 million and we expect to record approximately $3 million of revenue under this contract during 2008.  Deliveries of these assemblies will begin in 2009 and continue through 2014.

CPI AEROSTRUCTURES, INC

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The lengths of our contracts vary but are typically between nine months and two years for U.S. government contracts (although our T-38 contract and our C-5 TOP contract are for periods of ten years and seven years, respectively),  and up to ten years for commercial contracts. Except in cases where contract terms permit us to bill on a progress basis, we must incur upfront costs in producing assemblies and bill our customers upon delivery.  Because of the upfront costs incurred, the timing of our billings and the nature of the percentage-of-completion method of accounting described below, there can be a significant disparity between the periods in which (a) costs are expended, (b) revenue and earnings are recorded and (c) cash is received.

Critical Accounting Policies

Revenue Recognition

We recognize revenue from our contracts over the contractual period under the percentage-of-completion (“POC”) method of accounting.  Under the POC method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract.  Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned “Costs and estimated earnings in excess of billings on uncompleted contracts.”  Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned “Billings in excess of costs and estimated earnings on uncompleted contracts.”  Changes to the original estimates may be required during the life of the contract.  Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period the change becomes known.  The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods.  As a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by us during any reporting period.  We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however, we cannot assure you that our estimates will be accurate.  If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods. Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to fund our work in process or to pay taxes until the reported earnings materialize to actual cash receipts.

Stock-Based Compensation

We account for compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.”

CPI AEROSTRUCTURES, INC

Item2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

Revenue

Revenue for the three months ended September 30, 2008 was $9,434,095 compared to $7,256,709 for the same period last year, representing an increase of $2,177,386 or 30%.   For the nine months ended September 30, 2008, revenue increased $6,133,910 or 30% to $26,353,255, compared to $20,219,345 for the nine months ended September 30, 2007.  The increase in revenue is primarily the result of efforts to increase our military and commercial subcontracting business.

We generate revenue primarily from government contracts for which we act as a prime contractor or as a subcontractor and, to a lesser extent, from commercial contracts. Revenue generated from prime government contracts for the nine months ended September 30, 2008 was $13,420,867 compared to $14,199,636 for the nine months ended September 30, 2007, a decrease of $778,769 or 5.5%. Revenue generated from government subcontracts for the nine months ended September 30, 2008 was $8,781,648 compared to $4,627,812 for the nine months ended September 30, 2007, an increase of $4,153,836 or 90%.  Revenue generated from commercial contracts was $4,150,740 for the nine months ended September 30, 2008 compared to $1,391,897 for the nine months ended September 30, 2007, an increase of $2,758,843 or 198%.

During the nine months ended September 30, 2008, we received approximately $49.7 million of new contract awards, which included approximately $9 million of government prime contract awards, approximately $31 million of government subcontract awards and approximately $9.7 million of commercial subcontract awards, compared to a total of $18.9 million of new contract awards, of all types, in the same period last year.

Even with the large contract awards announced during the first nine months of 2008, we still had approximately $290 million in formalized bids outstanding, as of September 30, 2008 and continue to make bids on contracts on a weekly basis. In addition, we currently have other proposals submitted to multiple prime contractors, for both government and commercial subcontracting opportunities. While we cannot predict the probability of obtaining or the timing of awards, some of these outstanding proposals are significant in amount and any single award could increase our revenue and net income substantially.

Gross Profit

Gross profit for the three months ended September 30, 2008 was $2,158,193 compared to $1,993,620 for the three months ended September 30, 2007, an increase of $164,573. As a percentage of revenue, gross profit for the three months ended September 30, 2008 was 23% compared to 27% for the same period last year. For the nine months ended September 30, 2008, gross profit was $6,011,879, or 23% of revenue, compared with $5,540,920, or 27% of revenue for the first nine months of last year. The decrease in gross margin percentage was 1% higher than expected as the Company incurred more overtime and other personnel costs than initially planned as we prepare for increased delivery requirements in the remainder of 2008 and the first half of 2009.  The Company has commenced work on various long-term programs that tend to be less profitable in the early stages and has been shifting its business towards more subcontracting work, which is more price competitive.  Accordingly, the Company expects gross margin percentage to remain in the 23%-25% range for the foreseeable future.

CPI AEROSTRUCTURES, INC

Item2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2008 were $806,071 compared to $1,131,484 for the three months ended September 30, 2007, a decrease of $325,413, or 29%.The decrease is primarily due to a $220,000 decrease in accrued bonus and a $100,000 decrease in accounting and legal fees.

For the nine months ended September 30, 2008, selling, general and administrative expenses were $3,469,981 compared to $3,317,147 for the same period last year, an increase of $152,834, or 4.6%. This increase was primarily due to an $80,000 increase in consulting fees for our increased sales effort, a $100,000 increase in non-cash fees for stock options issued as compensation to our board of directors, a result of the higher valuation, on the same number of options issued, based on the Black-Sholes option pricing model, a $56,000 increase in accounting and legal fees, which includes increased fees for Sarbanes-Oxley 404 compliance and a $31,000 increase in bank charges, offset by a $62,000 decrease in salaries and a $53,000 decrease in moving expenses.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended September 30, 2008 was $1,352,122 compared to $862,136 for the same period last year, an increase of $489,986. For the nine months ended September 30, 2008, income before provision for income taxes was $2,541,898 compared to $2,223,773 for the same period last year, an increase of $318,125.

Provision for Income Taxes

Provision for income taxes was $860,000 for the nine months ended September 30, 2008, or 34% of pre-tax income.  For the three months ended September 30, 2008, the provision for income taxes was $460,000, or 34% of pre-tax income. Provision for income taxes was $845,000 and $327,000 for the nine and three months ended September 30, 2007, respectively, or 38% of pre-tax income.  The decrease in tax rate as a percentage of pre-tax net income is the result of the 2008 provision for income taxes being calculated at only the Federal income tax rate.  We do not expect to have a state tax obligation for 2008 because of New York States’ adoption of a “sales only” income allocation method.

CPI AEROSTRUCTURES, INC

Item2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Net Income

Basic net income for the three months ended September 30, 2008 was $892,122, or $0.15 per basic share, compared to basic net income of $535,136, or $0.09 per basic share, for the same period last year.  For the nine months ended September 30, 2008, basic net income was $1,681,898, or $0.28 per basic share, compared to basic net income of $1,378,773, or $0.24 per basic share, for the same period last year.  Diluted income per share for the three months ended September 30, 2008 was $0.14 calculated utilizing 6,252,685 average shares outstanding.  Diluted income per share for the nine months ended September 30, 2008 was $0.27, calculated utilizing 6,217,010 average shares outstanding. Diluted income per share for the three months ended September 30, 2007 was $0.09, calculated utilizing 6,145,930 average shares outstanding.  Diluted income per share for the nine months ended September 30, 2007 was $0.23, calculated utilizing 5,989,138 average shares outstanding.

Liquidity and Capital Resources

General

At September 30, 2008, we had working capital of $31,846,127 compared to $28,716,968 at December 31, 2007, an increase of $3,129,159, or 11%.

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

At September 30, 2008, we had a cash balance of $577,705 compared to $338,391 at December 31, 2007.  Our costs and estimated earnings in excess of billings increased by approximately $4,701,732 during the nine months ended September 30, 2008.  The increase in costs and estimated earnings in excess of billings on uncompleted contracts and accounts payable was primarily due to higher levels of procurement and production related to work on new contract awards and advances made to expedite delivery of tooling required for our new long-term contract with Spirit.

CPI AEROSTRUCTURES, INC

Item2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Facilities

Sovereign Bank

In August 2007, we entered into a two-year, $2.5 million revolving credit facility with Sovereign Bank (the “Sovereign Revolving Facility”), secured by all of our assets. The Sovereign Revolving Facility specifies an interest rate equal to the lower of LIBOR plus 2% or Sovereign Bank’s prime rate.  The effective rate as of September 30, 2008 was 5.00%.  The Sovereign Revolving Facility contains financial covenants related to interest coverage, net income and capital expenditures, as defined in the credit agreement.  As of September 30, 2008, we were in compliance with all of the financial covenants contained in the credit agreement. As of September 30, 2008, we had $2.5 million outstanding under the Sovereign Revolving Facility.

On October 22, 2008, we obtained a $3 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility”).  Prior to entering into the term loan we had borrowed $2.5 million under the Sovereign Revolving Facility to fund the initial tooling costs related to the previously mentioned long-term contract with Spirit.  We used the proceeds from the Sovereign Term Facility to repay the borrowings under the Sovereign Revolving Facility and to pay for additional tooling related to the Spirit contract.  The Sovereign Term Facility bears interest at LIBOR plus 2.5% and is secured by all of our assets.

Concurrent with entering into the Sovereign Term Facility, Sovereign Bank amended the terms of the Sovereign Revolving Facility extending the term until August 2010 and amending the covenants, as defined, commencing in the fourth quarter of 2009.

The terms and conditions of the Sovereign Revolving Facility are applicable to the Sovereign Term Facility.

Additionally, the Company and Sovereign Bank entered into a five year interest rate swap agreement, in the notional amount of $3 million.  Under the interest rate swap, the Company pays an amount to Sovereign Bank representing interest on the notional amount at a rate of 5.8% and receives an amount from Sovereign representing interest on the notional amount at a rate equal to the one-month LIBOR plus 2.5%. The effect of this interest rate swap will be the Company paying a fixed interest rate of 5.8% over the term of the Sovereign Term Facility.

CPI AEROSTRUCTURES, INC

Item 3 – Quantitive and Qualitative Disclosure About Market Risk

Not Applicable

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

Based on an evaluation of the Company’s disclosure controls and procedures as of September 30, 2008 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

CPI AEROSTRUCTURES, INC

Part II:  Other Information

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

The current unprecedented disruptions in credit markets may impede or prevent our access to additional financing which may be needed in order to expand or operate our business and may affect the cost of borrowing under our existing credit facility.

Current economic conditions have created liquidity, credit and other constraints in credit markets.  We cannot assure you that we will be able to secure additional financing if needed for capital and other expenditures required by new awards or for operating our business.  Also, increases in interest rates will increase the cost of borrowing under our existing credit facility.  If we are unable to obtain needed financing, on terms acceptable to us, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Other than the above risk factor, there are no material changes from the risk factors set forth in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2007.  Please refer to that section for disclosures regarding the risks and uncertainties to our business.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item  3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit 31.1	Section 302 Certification by Chief Executive Officer
Exhibit 31.2	Section 302 Certification by Chief Financial Officer
Exhibit 32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer

CPI AEROSTRUCTURES, INC

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: November 12, 2008	By: /s/ Edward J Fred
Edward J. Fred
Chief Executive Officer and President

Dated November 12, 2008	By: /s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer