Form 10-K
period 2008-12-31
CPI AEROSTRUCTURES INC
filed 2009-03-26
CIK 889348

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒   No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes   ☐    No  ☒

As of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on the American Stock Exchange of $7.77) held by non-affiliates of the registrant was $49,459,658.

As of March 23, 2009, the registrant had 5,995,465 common shares, $.001 par value, outstanding.

 Documents Incorporated by Reference:

Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

CPI AEROSTRUCTURES, INC.
FORM 10-K ANNUAL REPORT-2008

PART I

Item 1.  BUSINESS

General

CPI Aerostructures, Inc. (“CPI Aero®” or the “Company”) is engaged in the contract production of structural aircraft parts principally for the U.S. Air Force and other branches of the U.S. armed forces, either as a prime contractor or as a subcontractor for other defense prime contractors.  CPI Aero also acts as a subcontractor to prime aircraft contractors in the production of commercial aircraft parts.  Our strategy for growth has focused on government and military sales as a prime contractor and increasingly as a subcontractor for other defense prime contractors.  Due to our success as a subcontractor to defense prime contractors and growth in the commercial sector, we are also pursuing opportunities to increase our commercial subcontracting business, which we expect will become a larger component of our business in the future.

As a prime contractor supplying structural aircraft parts to the U.S. Government, we deliver skin panels, leading edges, flight control surfaces, engine components, wing tips, cowl doors, nacelle assemblies and inlet assemblies for military aircraft such as the C-5A “Galaxy” cargo jet, the T-38 “Talon” jet trainer, the C-130 “Hercules” cargo jet, the A-10 “Thunderbolt” or “Warthog” attack jet, and the E-3 “Sentry” AWACS jet.  In 2008, we were awarded approximately $9.2 million of prime contracts from the U.S. Government, compared to $22.7 million in 2007 and $23.0 million in 2006. Forty- nine percent and 63% of our revenue in 2008 and 2007, respectively, was generated by prime government contract sales.

As a subcontractor to leading defense prime contractors such as Northrop Grumman Corporation, Lockheed Martin Corporation (“Lockheed”), Sikorsky Aircraft Corporation (“Sikorsky”) and Vought Aircraft Industries, Inc. (“Vought”), we deliver various pods, and modular and structural assemblies for military aircraft such as the UH-60 “Black Hawk” helicopter, the MH-60S mine counter measure helicopter and the C-5A cargo jet.  In 2008, we were awarded approximately $36 million of government subcontracts from prime contractors, compared to $9.0 million in 2007 and $7.0 million in 2006. Thirty percent of our revenue in both 2008 and 2007, respectively, was generated by subcontracts with defense prime contractors.

We also operate as a subcontractor to prime contractors, including Sikorsky and Spirit AeroSystems, Inc. (“Spirit”), in the production of commercial aircraft parts.  For Sikorsky, we deliver various kits and assemblies for the S-92 civilian helicopter.  In 2008, we were awarded approximately $10.0 million of commercial subcontracts from prime contractors. Twenty-one percent and 7% of our revenue in 2008 and 2007, respectively, was generated by commercial contract sales.

CPI Aero has over 28 years of experience as a contractor, completing over 2,500 contracts to date.  Most members of our management team have held management positions at large aerospace contractors, including Northrop Grumman Corporation, Lockheed Martin Corporation and The Fairchild Corporation.  Our technical team possesses extensive technical expertise and program management and integration capabilities. Our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products.  While the larger prime contractors compete for significant modification awards and subcontract components to other suppliers, they generally do not compete for awards for smaller modifications or spare and repair parts, even for planes for which they are the original manufacturer.  We qualify as a “small business” in connection with U.S. government contract awards because we have less than 1,000 employees, and this allows us to compete for military awards set aside for companies with this small business status.

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

Significant Contracts

The ongoing maintenance of existing aircraft by the U.S. Air Force was the primary driver of our growth in both the number of contracts and the size of awards through mid-2005.  Our work related to providing parts for military aircraft accounted for substantially all of our revenue for 2006 and 2007.  During 2008 approximately 21% of our revenue was derived from our work as a subcontractor to major prime aerospace contractors on commercial aircraft contracts.  Some of our significant military and commercial contracts are as follows:

Military Aircraft – Prime Contracts with U.S. Government

T-38 Talon.  The T-38 “Talon” is a twin-engine, high-altitude, supersonic jet primarily used for pilot training that first flew in 1959.  More than 1,100 were delivered to the Air Force between 1961 and 1972, when production ended.  There are approximately 500 T-38’s in active service with the Air Force, which has a program designed to extend the structural life of the T-38 until 2020.  In 2001, we were awarded a ten-year contract to build the structural inlets for the T-38 Propulsion Modification Program. At the time, the T-38 contract was the largest in our history, worth an estimated $61 million over the life of the program.  The length and size of this program allowed us to develop a long-term backlog and establish ourselves as a successful prime contractor for larger and longer term programs.  The T-38 contract accounted for approximately 24% of our revenue for 2008.

C-5A.  The C-5A “Galaxy” cargo jet is one of the largest aircraft in the world and can carry a maximum cargo load of 270,000 pounds.  Lockheed delivered the first C-5A in 1970.  The C-5A Galaxy carries fully equipped combat-ready military units to any point in the world on short notice and then provides field support to sustain the fighting force.  The Air Force has created a comprehensive program to ensure the capabilities of its C-5A fleet until 2040.  We are one of the leading suppliers of structural spare parts and assemblies for the C-5A aircraft. We assemble numerous C-5A parts, including panels, slats, spoilers and wing-tips and are the only supplier of C-5A wing-tips to the U.S. government.  Like the C-5A itself, the wing-tip is a large structure and is expensive – costing up to $750,000 for each replacement piece.  Our first C-5A contract was approximately $590,000 of structural spares and was awarded in 1995.  In 2004, the Air Force awarded us a seven-year TOP contract to build an assortment of parts for the C-5A, including wing tips and panels.    Since 1995, we have received releases under contracts for C-5A parts aggregating approximately $87 million, including $17.9 million from the TOP contract.  Future releases under the TOP contract are unpredictable.  C-5A contracts accounted for approximately 21% of our revenue for 2008.

Military Aircraft – Subcontracts with Prime Contractors

UH-60 “Black Hawk” Helicopter.  The UH-60 “Black Hawk” helicopter is a medium-lift utility or assault helicopter built by Sikorsky. The Black Hawk was developed to meet a U.S. Army Utility Tactical Transport Aircraft System (UTTAS) requirement for a replacement for the UH-1 Iroquois helicopter in January 1972.  In September 2006, we entered into a long-term agreement to supply Sikorsky with Hover Infra Red Reduction System (HIRRS) module assemblies for the Black Hawk helicopter.  There are approximately 1,500 Black Hawk helicopters currently using the HIRRS configuration.  The initial order for the HIRRS assemblies was valued at $4.4 million.  Through January 2008, we have received three follow on orders, increasing the total value of the requirements to $12.5 million.  We anticipate that additional requirements will be added during the term and believe that total HIRRS requirements will ultimately have a value in excess of $20 million by the end of 2010.  The UH-60 HIRRS contract accounted for approximately 12% of our revenue for 2008.

Commercial Aircraft – Subcontracts with Prime Contractors

In March 2008, Spirit awarded us a contract to provide Spirit leading edges for the Gulfstream G650 business jet, a commercial program that Spirit is supporting. This is a multi-year contract with an initial order of approximately $3.5 million. The Spirit contract accounted for approximately 13% of our revenue for 2008.

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

To complement our in-house business development team, we use third party service providers to help locate government contracts that are regularly posted by the various defense logistic agencies.  The service providers screen contracts according to criteria we establish and forward matching contracts to us.  We then view the relevant contracts directly on government websites and select contracts on which we will bid based on how well they fit our core competency.  As of March 15, 2009, we had over $374 million in bids outstanding, and we continue to make bids on contracts on a weekly basis. We generally bid on 40 to 50 contracts per week.  Historically we  have won approximately 14% of the contracts on which we have bid that have been awarded, however during 2008 we won 41% of the contracts that have been awarded.  We believe that this is a result of our emphasis on bids for subcontracting work.

We qualify as a “small business” with respect to U.S. government contract awards because we have fewer than 1,000 employees.  During 2008, approximately 11% of the value of our current contracts were awarded to us under this program.

The U.S. Air Force operates three Air Logistics Centers (ALC) through which it purchases all structural replacement and modification parts.  Each ALC is located on a domestic Air Force base and is responsible for the repair and modification of different aircraft.  Parts worn out in the normal course of operation and scrapped instead of repaired are ordered through the centralized Defense Supply Center Richmond (DSCR).  We use consultants to facilitate the procurement process some of whom are on-site at each ALC and the DSCR.  These consultants are important as relationship managers and typically have previous experience in aerospace procurement, engineering or management.  The consultants provide us with timely feedback and keep us apprised of large contracts, both commercial and military, that might be up for bidding.  We expect that our consultants’ aerospace experience will also be valuable as we continue to expand our marketing efforts in the commercial aircraft sector.  We currently have ten consultants, three of whom are compensated through monthly retainer arrangements; the others are paid on a per diem basis.

The Market

The majority of our parts are sold for use by the U.S. Air Force.  Accordingly, the national defense budget and procurement funding decisions drive demand for our business.  The U.S. Department of Defense (DoD) budget has been increasing over the past few years.  Government spending requirements for procurement, operations and maintenance for 2008 and beyond will continue to be affected by the global war on terrorism through the continued need for military missions and reconstruction efforts in Iraq and Afghanistan and the related fiscal consequences of war.  We expect that DoD spending will grow with the overall level of defense spending and we expect to benefit to the extent that such spending is allocated to aircraft modification programs and spending on spare and replacement parts.

In 2006, the DoD completed the Congressionally mandated 2006 Quadrennial Defense Review (QDR).  The QDR affirmed the DoD’s commitment to its extensive investments in cargo transportability and strategic lift and for maintaining and enhancing this capability by recapitalizing and modernizing its mobility platforms, including the acquisition and modernization of C-5 aircraft, one of our major programs.  Notwithstanding defense budget increases and the DoD’s commitment to maintaining support for aging aircraft during the two-year period through August 2006, there was a significant slowdown in government contract awards as well as releases under previously awarded contracts.  Faced with the uncertainties of appropriations and timing of contract awards and releases under previously awarded contracts, which we believe were driven by the uncertainties of war, the market, change in presidential administrations  and economic trends, we have expanded our activities to include operating as a subcontractor to leading aerospace prime contractors.  While uncertainties in government contract awards also affected these prime contractors, because they are able to bid on and receive contract awards for different programs than we are, we believe that pursuing such opportunities has enabled us to access programs that we would not otherwise be able to access given our smaller size and resources.  By increasing our customer base, we have positioned our company to take advantage of additional market opportunities and reduce the impact of the slowdown in government contract awards and releases.  In 2006 and 2007 these subcontracting opportunities have began to materialize, and in 2008 we had our best subcontracting year ever as we were awarded approximately $36 million of government subcontracts from prime contractors, compared to $9.0 million during 2007 and $7.0 million in 2006.

Our success as a subcontractor to defense prime contractors, coupled with growth in the commercial sector, has provided us with opportunities to act as a subcontractor to prime contractors in the production of commercial aircraft parts.  In 2008, we were awarded approximately $10.0 million of commercial subcontracts from prime contractors.

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders.  Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation.  Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty.  Congress often appropriates funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years.  Therefore, our funded backlog does not include the full value of our contracts.  Our backlog as of December 31, 2007 and December 31, 2008 was as follows:

Backlog	December 31, 2007	December 31, 2008
Funded	$29,614,866	$38,369,000
Unfunded	5,542,639	205,822,000
Total	$35,157,505	$244,191,000

Approximately 48.3% of the total amount of our backlog at December 31, 2008 was attributable to government contracts.  Approximately $35 million (91%) of the funded backlog at December 31, 2008 is expected to be recognized as revenue during 2009.  Our unfunded backlog has increased significantly because of the new long-term contracts that we received from Boeing, Spirit and another major prime aerospace company during 2008.  These new long-term contracts are expected to have yearly orders which will be funded in the future.

Material and Parts

We subcontract production of substantially all parts incorporated into our products to third party manufacturers under firm fixed price orders.  Our decision to purchase certain components generally is based upon whether the components are available to meet required specifications at a cost and with a delivery schedule consistent with customer requirements. From time to time, we are required to purchase custom made parts from sole suppliers and manufacturers in order to meet specific customer requirements.

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

Employees

As of March 23, 2009, we had 85 full-time employees.  We employ temporary personnel with specialized disciplines on an as-needed basis.  None of our employees is a member of a union.  We believe that our relations with our employees are good.

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

We are a supplier, either directly or as a subcontractor, to the U.S. government and its agencies, principally the U.S. Air Force.  79% of revenue for 2008, 93% of revenue for 2007 and 93% of revenue for 2006 was derived from government contract sales.  Two of our prime contracts, for the T-38 “Talon” and the C-5A, accounted for approximately 24% and 21% of our revenue for 2008 and 2007, respectively, and one of our government subcontracts, for the UH-60 “Black Hawk” helicopter, accounted for approximately 12% of our revenue for 2008.  We depend on these government contracts for most of our business.  If we are suspended or barred from contracting with the U.S. government, if our reputation or relationship with individual federal agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially adversely affected.

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

Due to fixed contract pricing, increasing contract costs exposes us to reduced profitability and the potential loss of future business.

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

We recognize revenue from our contracts over the contractual period under the percentage-of-completion (POC) method of accounting.  Under the POC method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract.  Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned “Costs and estimated earnings in excess of billings on uncompleted contracts.”  Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned “Billings in excess of costs and estimated earnings on uncompleted contracts.”  Changes to the original estimates may be required during the life of the contract.  Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period the change becomes known.  The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods.  As a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by us during any reporting period.  We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however, one cannot be assured that our estimates will be accurate.  If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods.  Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to pay taxes until the reported earnings materialize to actual cash receipts.

If the contracts associated with our backlog were terminated, our financial condition would be adversely affected.

The maximum contract value specified under each government contract that we enter into is not necessarily indicative of the revenues that we will realize under that contract.  Because we may not receive the full amount we expect under a contract, we may not accurately estimate our backlog because the actual accrual of revenues on programs included in backlog may never occur or may change.  Cancellations of pending contracts or terminations or reductions of contracts in progress could have a material adverse effect on our business, prospects, financial condition or results of operations.  As of December 31, 2008, our backlog was approximately $244.2 million, of which 16% was funded and 84% was unfunded.

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

The current global credit crisis could make it more difficult for us to access additional financing which is essential for funding the operations and growth of our business.

Our ability to fund our operations and contractual commitments and refinance maturing debt obligations requires access to sufficient bank credit lines.  The current global economic environment has resulted in a deterioration of credit markets, making borrowing more difficult for most businesses. There is no indication when this credit crisis will abate.  If in the future we are unable to obtain sufficient credit lines on terms acceptable to us, the continued development or growth of our business and our financial results may be materially adversely affected..

We are subject to the cyclical nature of the commercial aerospace industry, and any future downturn in the commercial aerospace industry or general economic conditions could adversely impact the demand for our products.

Our business may be affected by certain characteristics and trends of the commercial aerospace industry or general economic conditions that affect our customers, such as fluctuations in the aerospace industry’s business cycle, varying fuel and labor costs, intense price competition and regulatory scrutiny, certain trends, including a possible decrease in aviation activity and a decrease in outsourcing by aircraft manufacturers or the failure of projected market growth to materialize or continue.  In the event that these characteristics and trends adversely affect customers in the commercial aerospace industry, they may reduce the overall demand for our products.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.

Our management determined that as of December 31, 2008, our internal control over financial reporting was effective based on criteria created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) set forth in Internal Control – Integrated Framework (1992).  However, if material weaknesses are identified in our internal control over financial reporting in the future, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to implement remedial measures.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Such remedial measures could be expensive and time consuming and could potentially cause investors to lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

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

Market Information

Our common shares are listed on the American Stock Exchange under the symbol CVU.  The following table sets forth for 2008 and 2007, the high and low sales prices of our common shares for the periods indicated, as reported by the American Stock Exchange.

Period	High	Low
2007
Quarter Ended March 31, 2007	$7.25	$6.50
Quarter Ended June 30, 2007	$8.35	$6.60
Quarter Ended September 30, 2007	$9.10	$7.79
Quarter Ended December 31, 2007	$8.73	$7.60
2008
Quarter Ended March 31, 2008	$9.00	$7.53
Quarter Ended June 30, 2008	$8.40	$7.30
Quarter Ended September 30, 2008	$8.52	$6.50
Quarter Ended December 31, 2008	$8.05	$4.62

On March 23, 2009, the closing sale price for our common shares on the New York Stock Exchange Alternext US was $4.25. On March 23, 2009, there were 169 holders of record of our common shares and, we believe, over 2,200 beneficial owners of our common shares.

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

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

None

Equity Compensation Plan Information

The following table sets forth certain information at December 31, 2008 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	1,047,332	$6.42	123,452

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth our financial data as of the dates and for the periods indicated.  The data has been derived from our audited financial statements.  The selected financial data should be read in conjunction with our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Statement of Operations Data:	Years Ended December 31,
	2008	2007	2006	2005	2004

Revenue	$35,588,831	$27,985,476	$17,907,989	$25,526,404	$30,269,030

Cost of sales	27,065,243	20,596,085	16,264,351	19,513,391	19,973,231

Gross profit	8,523,588	7,389,391	1,643,638	6,013,013	10,295,799

Selling, general and administrative expenses	4,717,080	4,355,027	3,551,974	3,342,729	3,424,953

Income (loss) from operations	3,806,508	3,034,364	(1,908,336)	2,670,284	6,870,846

Other income (expense):
Interest/ other income	78,952	4,973	6,656	5,463	7,294
Interest expense	(31,847)	(22,441)	(20,326)	(18,314)	(8,109)
Total other income (expense), net	47,105	(17,468)	(13,670)	(12, 851)	(815)

Income (loss) before taxes	3,853,613	3,016,896	(1,922,006)	2,657,433	6,870,031
Provision for (benefit from) income taxes	1,263,000	1,110,000	(657,000)	1,138,000	1,794,000

Net income (loss)	$2,590,613	$1,906,896	$(1,265,006)	$1,519,433	$5,076,031

Income (loss) per common share – basic	$0.44	$0.34	$(0.23)	$0.28	$0.94

Income (loss) per common share – diluted	$0.42	$0.32	$(0.23)	$0.25	$0.83

Basic weighted average number of shares outstanding	5,952,703	5,673,903	5,446,711	5,422,101	5,386,595

Diluted weighted average number of shares outstanding	6,203,789	6,028,480	5,446,711	6,114,808	6,096,302

Balance Sheet Data:		At December 31,
	2008	2007	2006	2005	2004

Cash	$424,082	$338,391	$38,564	$877,182	$1,756,350

Costs and estimated earnings in excess of billings on uncompleted contracts	37,865,016	31,148,181	28,783,708	28,389,202	26,030,507

Total current assets	41,823,767	35,575,822	31,006,495	31,458,345	29,609,862

Total assets	43,351,506	36,620,572	32,160,187	32,687,784	30,759,124

Total current liabilities	6,688,372	6,858,854	5,883,991	5,428,429	5,213,460

Working capital	35,135,395	28,716,968	25,122,504	26,029,916	24,396,402

Short-term debt	920,668	1,103,701	392,188	87,617	83,144

Long-term debt	2,401,206	7,605	-----	42,188	129,276

Shareholders’ equity	33,983,150	29,603,514	26,177,655	27,162,272	25,416,388

Total liabilities and shareholders’ equity	43,351,506	36,620,572	32,160,187	32,687,784	30,759,124

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this Form 10-K and in future filings by us with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The risks are included in “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.  We have no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

•
A long-term multi-million dollar contract from Spirit AeroSystems for major aerostructure assemblies for the Gulfstream G650 aircraft for which we will build fixed leading edge assemblies.  We anticipate that this contract will generate significant revenue for us in the future. The initial order is valued at approximately $3.5 million.  Deliveries of these assemblies will begin in 2009 and continue through 2014.

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

Results of Operations

Year Ended December 31, 2008 as Compared to the Year Ended December 31, 2007

Revenue.  Revenue for the year ended December 31, 2008 was $35,588,831 compared to $27,985,476 for the same period last year, representing an increase of $7,603,355 or 27%.  The increase in revenue is primarily the result of our efforts to increase our military and commercial subcontract business.  We generate revenue primarily from government contracts for which we act as a prime contractor or as a subcontractor and, to a lesser extent, from commercial contracts.  Revenue generated from prime government contracts for the year ended December 31, 2008 was $17,412,962 compared to $17,519,198 for the year ended December 31, 2007, a decrease of $106,236 or 0.6%.  Revenue generated from government subcontracts for the year ended December 31, 2008 was $10,766,994 compared to $8,563,465 for the year ended December 31, 2007, an increase of $2,203,529 or 26%.  Revenue generated from commercial contracts was $7,408,875 for the year ended December 31, 2008 compared to $1,902,813 for the year ended December 31, 2007, an increase of $5,506,062 or 289%.

During the year ended December 31, 2008, we received approximately $55.4 million of new contract awards, which included approximately $9.2 million of government prime contract awards, approximately $36.2 million of government subcontract awards and approximately $10.0 million of commercial subcontract awards, compared to $37.7 million of new contract awards in 2007, which included $22.7 million of government prime contract awards, $9.0 million of government subcontract awards and $6.0 million of commercial contract awards.

As of December 31, 2008, we had approximately $374 million in bids outstanding.  We continue to make bids on contracts on a weekly basis.

As the above results show, the Company has had success in our efforts to increase our military and commercial subcontract business and as a result we expect to continue to focus our marketing efforts in this area for the foreseeable future.

Gross profit.  Gross profit for the year ended December 31, 2008 was $8,523,588 compared to $7,389,391 for the year ended December 31, 2007, an increase of $1,134,197.  As a percentage of revenue, gross profit for the year ended December 31, 2008 was 24.0% compared to 26.4% for the same period last year.

The decrease in gross margin percentage was anticipated by management and was due to the impact of starting of new long term contracts and our shift to more subcontracting business which is more price competitive.  We expect that our gross margin percentage will stay in the range of 23%-25% for the foreseeable future.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the year ended December 31, 2008 were $4,717,080 compared to $4,355,027 for the year ended December 31, 2007, an increase of $362,053, or 8.3%.  This increase was primarily due to a $100,000 increase in non-cash fees for stock options issued as compensation to our board of directors, a result of the higher valuation, on the same number of options issued, based on the Black-Sholes option pricing model, a $78,000 increase in public fees, which included fees paid for investor relations, fees for printing our reports and SEC filings, transfer agent fees and other expenses associated with being a public company, a $50,000 increase in miscellaneous charges taken by our commercial customers because we are doing more subcontracting work and an $88,000 increase in accounting and legal fees, which includes increased fees for Sarbanes-Oxley compliance.

Interest Expense. Interest expense for the year ended December 31, 2008 was $31,847, compared to $22,441 for 2007, an increase of $9,406 or 41%.  Interest expense is increased due to the company entering into a new term loan with Sovereign Bank in October 2008, for the purpose of funding tooling on new commercial contracts.

Income (Loss) from operations.  We had income from operations for the year ended December 31, 2008 of $3,806,508 compared to $3,034,364 for the year ended December 31, 2007.  The increase in income was a result of higher sales.

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

Liquidity and Capital Resources

General. At December 31, 2008, we had working capital of $35,135,395 compared to $28,716,968 at December 31, 2007, an increase of $6,418,427, or 22%.

Cash Flow.A large portion of our cash is used to pay for materials and processing costs associated with contracts that are in process and which do not provide for progress payments.  Contracts that permit us to bill on a progress basis must be classified as “on time” for us to apply for progress payments.  In February 2007, we agreed to pay $75,000 to have the late delivery orders on the C-5 TOP contract classified as “on time.” Accordingly, beginning in February 2007, we have been able to apply for progress payments under this program.  Costs for which we are not able to bill on a progress basis are components of “Costs and estimated earnings in excess of billings on uncompleted contracts” on our balance sheet and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed.  These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms.

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

At December 31, 2008, our cash balance of $424,082 compared to $338,391 at December 31, 2007.  In addition, at December 31, 2008, accounts receivable of $2,975,012 and costs in excess of billings on uncompleted contracts were $37,865,016, which represents unbilled receivables of approximately $32,000,000, which we expect to converted into cash within the next operating cycle.

JP Morgan Chase Credit Facility.In September 2003, we entered into a three year, revolving credit facility with JP Morgan Chase Bank (the “Chase Facility”), secured by our assets.  In August 2006, we borrowed $350,000 under the Chase Facility. The Chase Facility was amended and restated in October 2006, further amended in May 2007 and expired on June 30, 2007.  All borrowings under this facility were repaid in May 2007.

Sovereign Bank Credit Facilities In August 2007, we entered into a new two-year, $2.5 million revolving credit facility with Sovereign Bank (the “Sovereign Revolving Facility”), secured by all of our assets. The Sovereign Revolving Facility specifies an interest rate equal to the lower of LIBOR plus 2% or Sovereign Bank’s prime rate (3.3% as of December 31, 2008).  The Sovereign Revolving Facility contains financial covenants related to interest coverage, net income and capital expenditures, as defined in the credit agreement.  As of December 31, 2008, we were in compliance with all of the financial covenants contained in the credit agreement.  As of December 31, 2008, we had borrowed $300,000 under the Sovereign Revolving Facility.

On October 22, 2008, we obtained a $3 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility”).  Prior to entering into the term loan we had borrowed $2.5 million under the Sovereign Revolving Facility to fund the initial tooling costs related to the previously mentioned long-term contract with Spirit.  We used the proceeds from the Sovereign Term Facility to repay the borrowings under the Sovereign Revolving Facility and to pay for additional tooling related to the Spirit contract.  The Sovereign Term Facility bears interest at the lower of LIBOR plus 2.5%  or Sovereign Bank’s prime rate (3.3% as of December 31, 2008) and is secured by all of our assets.

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

Contractual Obligations. The table below summarizes information about our contractual obligations as of December 31, 2008 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

Contractual Obligations	Payments Due By Period ($)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$2,950,000	$600,000	$1,200,000	$1,150,000	-
Capital Lease Obligations	71,873	20,668	38,093	13,112	-
Operating Leases	2,730,095	422,066	882,498	936,241	489,290
Employment Agreement Compensation**	1,571,300	924,300	647,000	-	-
Interest Rate Swap Agreement	128,056	-	-	128,056	-
Total Contractual Cash Obligations	$7,451,324	$1,967,034	$2,767,591	$2,227,409	$489,290

**The employment agreements provide for bonus payments that are excluded from these amounts.

Inflation. Inflation historically has not had a material effect on our operations.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risks, which include changes in interest rates and changes to the credit markets. We attempt to minimize these risks by using interest rate swap agreements and through maintaining counter-party credit limits. These hedging activities provide only limited protection against interest rate and credit risks. Factors that could influence the effectiveness of our programs include volatility of the interest rate and liquidity of the credit markets. All interest rate swap contracts that we enter into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated interest rate. We do not enter into such contracts for speculative purposes.  We manage our credit risks by diversifying our investments, maintaining a strong balance sheet and having multiple sources of capital.

Interest rate Swap Agreement.

As of December 31, 2008, the fair value of our interest rate swap agreement recorded in other non-current liabilities in our balance sheet was $128,056, which represented the estimated amount that would be payable upon unwinding the interest rate swap agreement based on market conditions at the time.  Changes in the fair value of the interest rate swap agreement are reflected as an adjustment to current and non-current liabilities with an offsetting adjustment to the other comprehensive income (loss) as such hedges are deemed fully effective.

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

Based on an evaluation of the Company’s disclosure controls and procedures as of December 31, 2008 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of December 31, 2008.

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework (1992) created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

See Item 14.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Items 10, 11, 12, 13 and 14 will be contained in our definitive proxy statement for our 2009Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Exchange Act, and incorporated herein by reference.

PART IV

Item 15.                                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Exhibit Number	Name of Exhibit	No. in Document
1.1	Form of Underwriting Agreement between EarlyBirdCapital, Inc. and the Company, dated February 12, 2003. (7)	1.1
3.1	Certificate of Incorporation of the Company, as amended. (1)	3.1
3.1(a)	Certificate of Amendment of Certificate of Incorporation filed on July 14, 1998. (3)	3.1(a)
3.2	Amended and Restated By-Laws of the Company. (11)	3.2
4.1	Form of Warrant issued to designees of EarlyBirdCapital, Inc., dated February 19, 2003. (7)	4.7
10.1	1992 Stock Option Plan. (1)	10.3
10.2	1995 Employee Stock Option Plan. (2)	10.4
10.3	Form of military contract. (1)	10.7
10.4	1998 Performance Equity Plan. (3)	10.28
10.5	Performance Equity Plan 2000. (4)	10.29
10.5.1	Amendment to Performance Equity Plan 2000 (9)	10.6.1
*10.6	Stock Option Agreement, dated August 14, 2001, between Edward J. Fred and the Company. (5)	10.35
*10.7	Stock Option Agreement between the Company and Edward J. Fred, dated June 18, 2002. (6)	10.56
10.8	Form of Merger & Acquisition Agreement, between EarlyBirdCapital, Inc. and the Company. (7)	10.26
10.9	Registration Rights Agreement between the Company and Chemical Investments dated February 26, 2002, as assigned to Crescendo Partners, II. (7)	10.27
10.9.1	Schedule of Omitted Document in the form of Exhibit 10.9, including material detail in which such document differs from Exhibit 10.9. (7)	10.27.1
*10.10	Stock Option agreement between Vincent Palazzolo and the Company, dated as of May 17, 2004 (8)	10.22
*10.11	Amended and Restated Employment Agreement between Vincent Palazzolo and the Company, dated as of December 1, 2006. (8)	10.23

*10.12	Stock Option Agreement between the Company and Vincent Palazzolo, dated December 1, 2006 (9)	10.24
*10.13	Amended and Restated Employment Agreement between Edward J. Fred and the Company, dated July 18, 2007. (10)	10.23
10.14	Credit Agreement between CPI Aerostructures, Inc., and Sovereign Bank, dated as of August 13, 2007 (12)	10.23
10.15	Commercial Security Agreement, dated August 13, 2007, between CPI Aerostructures, Inc., Grantor, and Sovereign Bank, Lender (12)	10.24
**10.16	First Amendment to Credit Agreement, dated as of October 22, 2008, by and between CPI Aerostructures, Inc. and Sovereign Bank
**10.17	ISDA 2002 Master Agreement and Schedule, dated as of October 22, 2008, between Sovereign Bank and CPI Aerostructures, Inc.
14	Code of Business Conduct and Ethics (13)	14
**21	Subsidiaries of the Registrant.
**23.1	Consent of J.H. Cohn LLP
**31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Management compensation contract or arrangement.

**Filed herewith.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-49270) declared effective on September 16, 1992 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for year ended December 31, 1995 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.
(5)	Filed as an exhibit to Schedule 13D filed on behalf of Edward J. Fred on October 19, 2001 and incorporated herein by reference.
(6)	Filed as an exhibit to Schedule 13D filed on behalf of Edward J. Fred on July 12, 2002 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-101902) declared effective on February 12, 2003 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated May 24, 2004 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 1, 2006 and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 20, 2007 and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 2007 and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

CPI AEROSTRUCTURES, INC.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:
Balance Sheets as of December 31, 2008 and 2007	F-2
Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006	F-3
Statements of Shareholders’ Equity for the Years Ended
December 31, 2008, 2007 and 2006	F-4
Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	F-5
Notes to Financial Statements	F-6-F-18

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
CPI Aerostructures, Inc.

We have audited the accompanying balance sheets of CPI Aerostructures, Inc. as of December 31, 2008 and 2007 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CPI Aerostructures, Inc. as of December 31, 2008 and 2007, and its results of operations and cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/J.H. Cohn LLP

Jericho, New York
March 24, 2009

CPI AEROSTRUCTURES, INC.

BALANCE SHEETS
	December 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash	$424,082	$338,391
Accounts receivable, net	2,975,012	3,344,375
Costs and estimated earnings in excess of billings on uncompleted
contracts	37,865,016	31,148,181
Prepaid expenses and other current assets	559,657	216,405
Refundable income tax	---	528,470

Total current assets	41,823,767	35, 575,822

Plant and equipment, net	1,002,974	719,069
Deferred income taxes	345,500	129,000
Other assets	179,265	196,681
Total Assets	$43,351,506	$36,620,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,303,426	$4,234,370
Accrued expenses	1,081,278	571,783
Current portion of long-term debt	620,668	3,701
Line of credit	300,000	1,100,000
Deferred income taxes	476,000	490,000
Income taxes payable	907,000	459,000
Total current liabilities	6,688,372	6,858,854

Long-term debt, net of current portion	2,401,206	7,605
Deferred income taxes	---	20,000
Other liabilities	278,778	130,599
Total Liabilities	9,368,356	7,017,058

Commitments

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, issued 6,046,273 and 5,816,457 shares, respectively, and
outstanding 5,982,739 and 5,752,923 shares, respectively	6,046	5,816
Additional paid-in capital	26,660,606	24,787,296
Retained earnings	7,942,021	5,351,408
Accumulated other comprehensive loss	(84,517)	----
Treasury stock, 63,534 shares
of common stock (at cost)	(541,006)	(541,006)
Total Shareholders’ Equity	33,983,150	29,603,514
Total Liabilities and Shareholders’ Equity	$43,351,506	$36,620,572

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF OPERATIONS

Year ended December 31,	2008	2007	2006

Revenue	$35,588,831	$27,985,476	$17,907,989

Cost of sales	27,065,243	20,596,085	16,264,351

Gross profit	8,523,588	7,389,391	1,643,638

Selling, general and administrative expenses	4,717,080	4,355,027	3,551,974
Income (loss) from operations	3,806,508	3,034,364	(1,908,336)

Interest income (expense)
Interest/other income	78,952	4,973	6,656
Interest expense	(31,847)	(22,441)	(20,326)
Total other income (expense), net	47,105	(17,468)	(13,670)
Income (loss) before provision for (benefit from) income taxes	3,853,613	3,016,896	(1,922,006)

Provision for (benefit from) income taxes	1,263,000	1,110,000	(657,000)

Net income (loss)	$2,590,613	$1,906,896	$(1,265,006)

Basic net income (loss) per common share:	$0.44	$0.34	$(0.23)

Diluted net income (loss) per common share:	$0.42	$0.32	$(0.23)

Shares used in computing earnings per common share:
Basic	5,952,703	5,673,903	5,446,711
Diluted	6,203,789	6,028,480	5,446,711

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2008, 2007 and 2006

	CommonStock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders Equity

Balance at January 1, 2006	5,475,057	$5,475	$22,768,135	$4,709,518	$(320,856)	----	$27,162,272
Net loss	--	--	--	(1,265,006)	--	----	(1,265,006)
Common stock issued upon exercise of options	3,000	3	19,047	----	----	----	19,050
Common stock issued as employee compensation	750	1	5,064	----	----	----	5,065
Stock compensation expense	----	----	256,274	----	----	----	256,274

Balance at December 31, 2006	5,478,807	$5,479	$23,048,520	$3,444,512	$(320,856)	----	26,177,655

Net income	----	----	----	1,906,896	----	----	1,906,896
Common stock issued upon exercise of options	335,000	335	838,415	----	----	----	838,750
Common stock issued as employee compensation	2,650	2	22,761	----	----	----	22,763
Stock compensation expense	----	----	382,600	----	----	----	382,600
Treasury stock	----	----	----	----	(220,150)	----	(220,150)
Tax benefit from stock option plans	----	----	495,000	----	----	----	495,000
Balance at December 31, 2007	5,816,457	$5,816	$24,787,296	$5,351,408	$(541,006)	$----	29,603,514

Comprehensive income:
Net Income	----	----	----	2,590,613	----	----	2,590,613
Change in unrealized loss from interest rate swap	----	----	----	----	----	(84,517)	(84,517)
Comprehensive income	----	----	----	----	----	----	2,506,096
Common stock issued upon exercise of options and warrants	216,250	216	999,471	----	----	----	999,687
Common stock issued as employee compensation	13,566	14	100,793	----	----	----	100,807
Stock compensation expense	----	----	495,046	----	----	----	495,046
Tax benefit from stock option plans	----	----	278,000	----	----	----	278,000
Balance at December 31, 2008	6,046,273	$6,046	$26,660,606	$7,942,021	$(541,006)	(84,517)	33,983,150

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF CASH FLOWS

Year ended December 31,	2008		2007		2006
Cash flows from operating activities:
Net income (loss)		$2,590,613		$1,906,896		$(1,265,006)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation and amortization		287,412		235,227		215,973
Deferred rent		20,122		32,058		43,646
Stock-based compensation expense		495,046		382,600		256,274
Common stock issued as employee compensation		18,260		22,763		5,065
Deferred portion of provision (benefit) for income taxes		(206,961)		(49,000)		(48,000)
Tax benefit for stock options		(278,000)		(495,000)		(4,600)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable		369,363		(1,922,240)		427,661
Increase in costs and estimated earnings in excess of billings
on uncompleted contracts		(6,716,835)		(2,364,473)		(394,506)
Decrease (increase) in prepaid expenses and other current assets		(65,252)		412,214		208,546
Decrease in other assets		17,416		23,275		23,274
(Decrease) increase in accounts payable and accrued expenses		(338,902)		(177,651)		278,102
Increase (decrease) in income taxes payable		448,000		459,000		(133,110)
Decrease (increase) in refundable income taxes		528,470		100,000		(628,470)

Net cash used in operating activities		(2,831,248)		(1,434,331)		(1,015,151)
Cash flows from investing activities:
Purchase of plant and equipment		(493,667)		(98 560)		(109,500)

Net cash used in investing activities		(493,667)		(98,560)		(109,500)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants		999,687		618,600		19,050
Payment of line of credit		(2,500,000)		----		----
Proceeds from line of credit		1,700,000		750,000		350,000
Payment of long-term debt		(67,081)		(30,882)		(87,617)
Proceeds from long-term debt		3,000,000		----		----
Tax benefit for stock options		278,000		495,000		4,600
Net cash provided by financing activities		3,410,606		1,832,718		286,033
Net increase (decrease) in cash		85,691		299,827		(838,618)
Cash at beginning of year		338,391		38,564		877,182
Cash at end of year		$424,082		$338,391		$38,564

Supplemental schedule of noncash investing and financing activities:
Deferred tax benefit of interest rate swap liability		$43,539	$	---	$	---
Equipment acquired under capital lease		$77,650	$	----	$	----
Accrued expenses settled in exchange for common stock		$82,547	$	----	$	----
Stock options proceeds paid with Company’s stock	$	----		$220,150	$	----
Supplemental schedule of cash flow information:
Cash paid during the year for interest		$19,262		$22,441		$20,326
Cash paid for income taxes		$765,000		$102,400		$403,093

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The operations of CPI Aerostructures, Inc. (“CPI Aero” or the “Company”) consist of the design and production of complex aerospace structural subassemblies under U.S. government and commercial contracts.  The length of the Company’s contracts varies but is typically between six months and two years for U.S. government prime contracts, although the Company’s T-38 contract and C-5 TOP contract are for 10 years and 7 years, respectively.  The Company’s commercial and government subcontracting contracts also vary in length, but can be for up to 10 years.

The Company’s revenue is recognized based on the percentage of completion method of accounting for its contracts measured by the percentage of total costs incurred to date to estimated total costs at completion for each contract.  Contract costs include all direct material, labor costs, tooling and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs.  Selling, general and administrative costs are charged to expense as incurred. Estimated losses on uncompleted contracts are recognized in the period in which such losses are determined.  Changes in job performance may result in revisions to costs and income and are recognized in the period in which revisions are determined to be required.  The percentage of completion method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods and, as a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by the Company during any reporting period.  In accordance with industry practice, costs and estimated earnings in excess of billings on uncompleted contracts, included in the accompanying balance sheets, contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year.  The Company’s recorded revenue may be adjusted in later periods in the event that the Company’s cost estimates prove to be inaccurate or a contract is terminated.

The Company’s government contracts are subject to the procurement rules and regulations of the United States government.  Many of the contract terms are dictated by these rules and regulations.  Specifically, cost-based pricing is determined under the Federal Acquisition Regulations (“FAR”), which provide guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. government contracts. For example, costs such as those related to charitable contributions, advertising, interest expense, and public relations are unallowable, and therefore not recoverable through sales.  During and after the fulfillment of a government contract, the Company may be audited in respect of the direct and allocated indirect costs attributable thereto.  These audits may result in adjustments to the Company’s contract cost, and/or revenue.

When contractual terms allow, the Company invoices its customers on a progress basis.

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  At December 31, 2008 and 2007, there are no cash equivalents.

CPI AEROSTRUCTURES, INC.

The Company maintains its cash in two financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation.  From time to time, the Company’s balances may exceed these limits.  At December 31, 2008, the Company’s uninsured balances total approximately $345,000.  The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

Accounts receivable are reported at their outstanding unpaid principal balances.  The Company writes off accounts when they are deemed to be uncollectible.  The Company has recorded an approximate $10,000 allowance for doubtful accounts at December 31, 2008 and 2007.

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

The fair value of the Company’s short-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Using this method, the fair value of the Company’s short-term debt was not significantly different than the stated value at December 31, 2008.

Our use of derivative instruments has primarily been to hedge interest rates. These derivative contracts are entered into with financial institutions.  We do not use derivative instruments for trading purposes and we have procedures in place to monitor and control their use.

We account for these derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and hedging Activities” (“SFAS 149”).  SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in the results of operations.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  For derivative instruments that are designated and qualify as a net investment hedge, the effective portion of the gain or loss on the

CPI AEROSTRUCTURES, INC.

derivative instrument is reported in the foreign currency translation component of other comprehensive income (loss).  Any ineffective portion of the gain or loss on the derivative instrument for a cash flow hedge or net investment hedge is recorded in the results of operations immediately.  For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the results of operations immediately.  See below for a discussion of our use of derivative instruments, management of credit risk inherent in derivative instruments and fair value information.

Derivative Instruments

In October 2008, the Company entered into an interest rate swap with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt.  The notional amount, maturity date, and currency of these contracts match those of the underlying debt.  The Company has designated this interest rate swap contract as a cash flow hedge.  The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item.  No material ineffectiveness was recognized in 2008.  As of December 31, 2008, we had a net deferred loss associated with cash flow hedges of approximately $128,000, due to the interest rate swap which has been included in Other Liabilities.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties may fail to meet their contractual obligations.  Recent adverse developments in the global financial and credit markets could negatively impact the creditworthiness of our counterparties and cause one or more of our counterparties to fail to perform as expected.  To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties.  To date, all counterparties have performed in accordance with their contractual obligations.

Fair Value

At December 31, 2008 and 2007, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	2008
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$3,321,874	$3,321,874

We estimated the fair value of debt using market quotes and calculations based on market rates.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 establishes a framework for measuring fair value in accounting principles generally accepted in The United States of America and expands disclosures about fair value measurements.  The Company adopted the provisions of SFAS 157 effective January 1, 2008.

CPI AEROSTRUCTURES, INC.

The following table presents the fair values of those financial assets and liabilities measured on a recurring basis as of December 31, 2008:

		Fair Value Measurements
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, liability	$128,056	--	$ 128,056	--
Total	$ 128,056	--	$ 128,056	--

The fair value of the Company’s interest rate swap was determined by comparing the fixed rate set at the inception of the transaction to the “replacement swap rate,” which represents the market rate for an offsetting interest rate swap with the same notional amounts and final maturity date.  The market value is then determined by calculating the present value interest differential between the contractual swap and the replacement swap.

As of December 31, 2008, $128,056 was included in Other Liabilities related to the fair value of the Company’s interest rate swap, and $84,517, net of tax of $43,539, was included in Other Comprehensive Income and Accumulated Other Comprehensive Loss.

The Company incurred freight and delivery costs of approximately $159,000, $144,000 and $123,000, respectively, during the years ended December 31, 2008, 2007 and 2006. These costs are included in cost of sales.

Basic earnings per common share is computed using the weighted-average number of shares outstanding.  Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock.  Incremental shares of 251,086 were used in the calculation of diluted earnings per common share in 2008. Incremental shares of 400,000 were not included in the diluted earnings per share calculations at December 31, 2008,  as their exercise price was in excess of the Company’s quoted market price  and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation.  Incremental shares of  354,377 were used in the calculation of diluted earnings per common share in 2007. Incremental shares of 320,000 were not included in the diluted earnings per share calculations at December 31, 2007,  as their exercise price was in excess of the Company’s quoted market price  and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation.  No incremental shares were included in the diluted earnings per share calculation for December 31, 2006 as the Company recorded a net loss and the effect would be anti-dilutive.

The Company records compensation expense associated with stock options in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”).

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation

CPI AEROSTRUCTURES, INC.

of SFAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes.  Currently, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements.  Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes.  The Company adopted the provision of FIN 48 effective January 1, 2007.  The adoption of FIN 48 had no impact on our financial position, results of operations, cash flows or financial statement disclosures, nor did the Company have any related interest or penalties.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159”).  SFAS  159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities.  SFAS 159 will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  SFAS 159 also allows early adoption provided that the entity also adopts the requirements of SFAS 157.  The Company adopted the provisions of SFAS 159 effective January 1, 2008. The adoption of SFAS 159 had no impact on our financial position, results of operations, cash flows or financial statement disclosures.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141 (R)”) (effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008), and SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements” (“SFAS 160”) (effective for annual periods beginning December 15, 2008).  These new rules are products of a joint project between the FASB and the International Accounting Standards Board and continue the movement toward the greater use of fair values in financial reporting.  SFAS 141 (R) will significantly change how future business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.

CPI AEROSTRUCTURES, INC.

2. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS
At December 31, 2008, costs and estimated earnings in excess of billings on uncompleted contracts (unbilled) consist of:

	U.S. Government	Commercial	Total
Costs incurred on uncompleted contracts	$66,604,669	$21,555,809	$88,160,478
Estimated earnings	42,788,296	9,595,396	52,383,692
	109,392,965	31,151,205	140,544,170
Less billings to date	78,849,843	23,829,311	102,679,154
Costs and estimated earnings in excess of billings on uncompleted contracts	$30,543,122	$7,321,894	$37,865,016

At December 31, 2007, costs and estimated earnings in excess of billings on uncompleted contracts (unbilled) consist of:
	U.S. Government	Commercial	Total

Costs incurred on uncompleted
contracts	$57,487,194	$16,632,515	$74,119,709
Estimated earnings	36,465,753	7,248,714	43,714,467
	93,952,947	23,881,229	117,834,176
Less billings to date	64,782,716	21,903,279	86,685,995
Costs and estimated earnings in excess of billings on uncompleted contracts	$29,170,231	$1,977,950	$31,148,181

Unbilled costs and estimated earnings are billed in accordance with applicable contract terms.  As of December 31, 2008, approximately $6,000,000 of the balances above are not expected to be collected within one year.  There are no amounts billed under retainage provisions.

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the year ended December 31, 2008, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contract of approximately $2,500,000, from that which would have been reported had the revised estimate been used as the basis of recognition of contract profits in prior years.

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion.

CPI AEROSTRUCTURES, INC.

3. ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables as follows:

2008	2007

Billed receivables	$2,884,592	$3,338,207
Unbilled receivables on completed contracts	99,400	15,148
Less: allowance for doubtful accounts	(8,980)	(8,980)
	$2,975,012	$3,344,375

4.       PLANT AND EQUIPMENT:
Plant and equipment, at cost, consists of the following
			Estimated Useful Life
December 31,	2008	2007

Machinery and equipment	$588,298	571,647	5 to 10 years
Computer equipment	1,124,645	797,938	5 years
Furniture and fixtures	186,886	152,885	7 years
Automobiles and trucks	13,162	13,161	5 years
Leasehold improvements	815,723	621,829	10 years
	2,728,714	2,157,460
Less accumulated depreciation and amortization	1,725,740	1,438,391
	$1,002,974	$719,069

Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was $287,412, $235,227 and $215,973, respectively.

During the year ended December 31, 2008 the Company acquired $77,650 of plant and equipment under capitalized leases.

5. LINE OF CREDIT:

In September 2003, the Company entered into a three-year, revolving credit facility with JP Morgan Chase Bank (the “Chase Facility”), secured by the Company’s assets.  In August 2006, the Company borrowed $350,000 under the Chase Facility. The Chase Facility was amended and restated in October 2006, further amended in May 2007 and expired on June 30, 2007. All borrowings under this facility were repaid in May 2007.

In August 2007, the Company entered into a two-year, $2.5 million revolving credit facility with Sovereign Bank (the “Sovereign Revolving Facility”), secured by all of the Company’s assets. The Sovereign Revolving Facility specifies an interest rate equal to the lower of LIBOR plus 2% or Sovereign Bank’s prime rate (3.3% as of December 31, 2008). The Sovereign Revolving Facility contains financial covenants related to interest coverage, net income and capital expenditures, as defined in the credit agreement.  As of December 31, 2008, the Company was in compliance with all of the financial

CPI AEROSTRUCTURES, INC.

covenants contained in the credit agreement. As of December 31, 2008, the Company had borrowed $300,000 against the Sovereign Revolving Facility.

Concurrent with entering into the Sovereign Term Facility (See Note 6), Sovereign Bank amended the terms of the Sovereign Revolving Facility extending the term until August 2010 and amending the covenants, as defined, commencing in the fourth quarter of 2009.

6. LONG-TERM DEBT

On October 22, 2008, the Company obtained a $3 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility”).  Prior to entering into the term loan the Company had borrowed $2.5 million under the Sovereign Revolving Facility to fund the initial tooling costs related to a long-term contract.  The Company used the proceeds from the Sovereign Term Facility to repay the borrowings under the Sovereign Revolving Facility and to pay for additional tooling related to a long-term contract.  The Sovereign Term Facility bears interest at the lower of LIBOR plus 2.5% or Sovereign Bank’s prime rate (3.3% as of December 31, 2008) and is secured by all of our assets.

The terms and conditions of the Sovereign Revolving Facility are applicable to the Sovereign Term Facility.

Additionally, the Company and Sovereign Bank entered into a five year interest rate swap agreement, in the notional amount of $3 million.  Under the interest rate swap, the Company pays an amount to Sovereign Bank representing interest on the notional amount at a rate of 5.8% and receives an amount from Sovereign representing interest on the notional amount at a rate equal to the one-month LIBOR plus 2.5%. The effect of this interest rate swap will be the Company paying a fixed interest rate of 5.8% over the term of the Sovereign Term Facility.  The value of debt exchanged for a fixe rate of interest reduces according to the repayment schedule of the notes.

The maturities of the Sovereign Term Facility are as follows:

Year ending December 31,
2009	$600,000
2010	600,000
2011	600,000
2012	600,000
2013	550,000
$2,950,000

Also included in long-term debt are capital leases of $71,874 at December 31, 2008, net of a current portion of $20,668.

7. COMMITMENTS:
The Company has employment agreements with five employees.  The aggregate future commitment under these agreements is as follows:

Year ending December 31,
2009	$ 924,300
2010	587,000
Thereafter	__60,000
$1,571,300

CPI AEROSTRUCTURES, INC.

These agreements provide for additional bonus payments that are calculated as defined.

The Company leases an office and warehouse facility under a non-cancelable operating lease which expires in December 2014.  The aggregate future commitment under this agreement is as follows:

Year ending December 31,
2009	422,066
2010	434,728
2011	447,770
2012	461,203
2013	475,038
Thereafter	489,290
$2,730,095

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $430,061, $430,056 and $430,050, respectively.

8. INCOME TAXES
The provision for (benefit from) income taxes consists of the following:

Years ended December 31,	2008	2007	2006
Current:
Federal	$1,513,500	$1,159,000	$(628,000)

Deferred:
Federal	(250,500)	(49,000)	(29,000)
	$1,263,000	$1,110,000	$(657,000)

The difference between the income tax provision (benefit) computed at the federal statutory rate and the actual tax provision (benefit) is accounted for as follows:

December 31,	2008	2007	2006

Taxes computed at the federal
statutory rate	$1,310,000	$1,026,000	$(597,000)
State income taxes	-----	-----	(78,000)
Permanent differences	(47,000)	84,000	18,000
Temporary differences	$1,263,000	$1,110,000	$(657,000)

The components of deferred income tax assets and liabilities are as follows:

	2008	2007
Property and Equipment	$5,000	$(20,000)
Revenue Recognition	(476,000)	(490,000)
Stock options	297,000	129,000
Interest rate swap	43,500	----
	$(130,500)	$(381,000)

The Company recognized, for income tax purposes, a tax benefit of $278,000 and $495,000 and $4,600 for the years ended December 31, 2008, 2007 and 2006, respectively, for compensation expense related to its stock option plan for which no

CPI AEROSTRUCTURES, INC.

corresponding charge to operations has been recorded.  Such amounts have been added to additional paid-in capital in those years.

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

As a result of the adoption of SFAS No. 123R, the Company’s net income (loss) for the years ended December 31, 2008, 2007 and 2006, includes approximately $495,000, $383,000 and $256,000 of compensation expense, respectively and related reductions in income tax payable of approximately $278,000, $495,000 and $4,600, respectively.  The compensation expense related to the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.  Prior to the Company’s adoption of SFAS 123R, the Company presented tax benefits resulting from the exercise of stock options as cash flows from operating activities on the Company’s statement of cash flows.  SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized from options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities.

In 1995, the Company adopted the 1995 Stock Option Plan (the “1995 Plan”), as amended, for which 200,000 common shares are reserved for issuance. The 1995 Plan provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company.  The options’ exercise price is equal to the closing price of the Company’s shares on the day of issuance, except for incentive stock options granted to the Company’s president, which are exercisable at 110% of the closing price of the Company’s shares on the date of issuance.

In 1998, the Company adopted the 1998 Performance Equity Plan (the “1998 Plan”).  The 1998 Plan, as amended, reserved 463,334 common shares for issuance.  The 1998 Plan provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company.  The options’ exercise price is equal to the closing price of the Company’s shares on the day of issuance, except for incentive stock options granted to the Company’s president,

CPI AEROSTRUCTURES, INC.

which are exercisable at 110% of the closing price of the Company’s shares on the date of issuance.

In 2000, the Company adopted the Performance Equity Plan 2000 (the “2000 Plan”).  The 2000 Plan, as amended, reserved 1,230,000 common shares for issuance.  The 2000 Plan provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company. The options’ exercise price is equal to the closing price of the Company’s shares on the day of issuance, except for incentive stock options granted to the Company’s president, which are exercisable at 110% of the closing price of the Company’s shares on the date of issuance.

The Company has 285 options available for grant under the 1995 Plan, 14,000 options available for grant under the 1998 Plan, and 109,167 options available for grant under the 2000 Plan.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model.  The following weighted average assumptions were used for option grants during the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Risk-free interest rate	3.5%	4.9%	4.2%
Expected volatility	77%	68%	61%
Dividend yield	0%	0%	0%

Expected option term-in years	5	5	5

The risk free interest rate for the years ended December 31, 2008, 2007 and 2006 is based on the 5 year U.S. Treasury note rate on the day of grant.  The expected volatility computation for the years ended December 31, 2008, 2007 and 2006 is based on the average of the volatility over the most recent four year period, which represents the Company’s estimate of expected volatility over the expected option term.  The Company has never paid a dividend, and is not expected to pay a dividend in the foreseeable future, therefore the dividend yield is assumed to be zero.  The Company assumes zero forfeitures of options as the historical forfeiture rate is below 1%.

A summary of the status of the Company’s stock option plans is as follows:

Fixed Options	Options	Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value

Outstanding
At January 1, 2006	1,130,085	$5.14	5.36
Granted during period	113,333	8.12
Exercised	(3,000)	6.35
Forfeited/Expired	-----
Outstanding
at December 31, 2006	1,240,418	$5.17	4.38

Granted during period	105,000	7.27
Exercised	(335,000)	2.50
Forfeited/Expired	-----
Outstanding
at December 31, 2007	1,010,418	$6.28	3.91
Granted during period	80,000	8.33
Exercised	(21,250)	6.67
Forfeited/Expired	(21,835)	6.59
Outstanding
at December 31, 2008	1,047,333	$6.42	3.21	$986,800

Vested
at December 31, 2008	1,022,333	$6.39	3.07	$986,800

The weighted-average fair value of each option granted during the years ended December 31, 2008, 2007 and 2006, estimated as of the grant date using the Black-Scholes option valuation model was $5.30, $4.41 and $2.78, respectively.

The Company’s stock options granted to non-employee directors vest immediately upon grant and have a maximum contractual term of five years.  Stock options granted to employees vest over three years and have a maximum contractual term of ten years.  The expected option term is calculated utilizing historical data of option exercises.

As of December 31, 2008, 2007 and 2006, there was $104,769, $175,868 and $90,562, respectively, of unrecognized compensation cost related to non-vested stock option awards which will be amortized through December 2010, the requisite service period.

During the year ended December 31, 2008, 21,250 stock options were exercised for cash resulting in proceeds to the Company of $141,688.

During the year ended December 31, 2008, the Company earned a tax benefit of approximately $11,000 resulting from the exercise of stock options.  This amount has been credited to additional paid-in capital and applied to the current tax liability.

10. WARRANTS AND OPTIONS:
In February 2003, the Company issued to an underwriter (and its designees) warrants to purchase an aggregate of 200,000 shares of the Company’s common stock as compensation related to the Company’s public offering.

In February 2008, 195,000 of the warrants to purchase shares, all that remained outstanding, were exercised, resulting in net proceeds to the company of $858,000. During the year ended December 31, 2008, the Company earned a tax benefit of approximately $267,000 resulting from the exercise of these warrants.  This amount has been credited to additional paid-in capital and applied to the current tax liability.

11. EMPLOYEE BENEFIT PLAN:
On September 11, 1996, The Company’s board of directors instituted a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Code”).  On October 1, 1998, the Company amended and standardized its plan as required by the Code.  Pursuant to the amended plan, qualified employees may contribute a percentage of their pretax eligible compensation to the Plan and the Company will match a percentage

CPI AEROSTRUCTURES, INC.

of each employee’s contribution.  Additionally, the Company has a profit-sharing plan covering all eligible employees.  Contributions by the Company are at the discretion of management.  The amount of contributions recorded by the Company in 2008, 2007 and 2006 amounted to $122,670, $93,698 and $65,823, respectively.

12. MAJOR CUSTOMER:

Forty-nine percent (49%) of sales in 2008, 63% of sales in 2007 and 75% of sales in 2006 were directly to the U.S. government. Forty-two percent (42%) and 79% of accounts receivable at December 31, 2008 and 2007 respectively, were from the U. S. government. In addition, 24% and 31% of sales in 2008 and 2007, respectively, were to one company.

CPI AEROSTRUCTURES, INC.

SIGNATURES

Pursuant to the requirements of  Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2009	CPI AEROSTRUCTURES, INC.
(Registrant)

	By:	/s/ Edward J. Fred
Edward J. Fred Chief Executive Officer, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric Rosenfeld	Chairman of the Board of	March 24, 2009
Eric Rosenfeld	Directors

/s/ Edward J. Fred	Chief Executive Officer and	March 24, 2009
Edward J. Fred	President

/s/ Vincent Palazzolo	Chief Financial Officer and Secretary	March 24, 2009
Vincent Palazzolo

/s/ Walter Paulick	Director	March 24, 2009
Walter Paulick

/s/ Kenneth McSweeney	Director	March 24, 2009
Kenneth McSweeney

/s/ Harvey Bazaar	Director	March 24, 2009
Harvey Bazaar