Form 10-Q
period 2009-05-13
CPI AEROSTRUCTURES INC
filed 2009-05-14
CIK 889348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period	Commission File Number 1-11398
ended March 31, 2009

CPI AEROSTRUCTURES, INC.
(Exact name of registrant as specified in its charter)

New York	11-2520310
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

60 Heartland Blvd., Edgewood, NY	11717
(Address of principal executive offices)	(zip code)

(631) 586-5200
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐	Accelerated filer
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⁭ No ☒
As of May 10, 2009, the number of shares of common stock, par value $.001 per share, outstanding was 5,995,465.

INDEX

Part I - Financial Information

Item 1 – Condensed Financial Statements

Condensed Balance Sheets as of March 31, 2009 (Unaudited) and	3
December 31, 2008

Condensed Income Statements for the Three Months ended	4
March 31, 2009 (Unaudited) and 2008 (Unaudited)

Condensed Statements of Cash Flows for the Three Months ended March 31, 2009	5
(Unaudited) and 2008 (Unaudited)

Notes to Condensed Financial Statements (Unaudited)	6

Item 2 – Management’s Discussion and Analysis of Financial Condition	15
and Results of Operations

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T – Controls and Procedures	21

Part II - Other Information

Item 1A – Risk Factors	22

Item 4 – Submission of Matters to a Vote of Security Holders	22

Item 6 – Exhibits	22

Signatures	23

Exhibits	23

Part I - Financial Information

Item 1 – Financial Statements
CONDENSED BALANCE SHEETS
	March 31, December 31,
	2009	2008
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash	$660,933	$424,082
Accounts receivable, net	2,971,658	2,975,012
Costs and estimated earnings in excess of billings on uncompleted
contracts	42,134,752	37,922,608
Prepaid expenses and other current assets	248,555	559,657

Total current assets	46,015,898	41,881,359

Plant and equipment, net	1,000,087	1,002,974
Deferred income taxes	377,000	345,500
Other assets	119,265	179,265
Total Assets	$47,512,250	$43,409,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,996,461	$3,303,426
Accrued expenses	771,208	1,081,278
Billings in excess of costs and estimated earnings on uncompleted contracts	152,334	57,592
Current portion of long-term debt	625,061	620,668
Line of credit	1,400,000	300,000
Income tax payable	878,000	907,000
Deferred income taxes	476,000	476,000
Total current liabilities	10,299,064	6,745,964

Long-term debt, net of current portion	2,252,606	2,401,206
Other liabilities	270,126	278,778

Total Liabilities	12,821,796	9,425,948

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, issued 6,058,999 and 6,046,273 shares, respectively, and
outstanding 5,995,465 and 5,982,739 shares, respectively	6,059	6,046
Additional paid-in capital	26,814,867	26,660,606
Retained earnings	8,487,942	7,942,021
Accumulated other comprehensive loss	(77,408)	(84,517)
Treasury stock, 63,534 shares (at cost)	(541,006)	(541,006)
Total Shareholders’ Equity	34,690,454	33,983,150
Total Liabilities and Shareholders’ Equity	$47,512,250	$43,409,098
See Notes to Condensed Financial Statements

CONDENSED INCOME STATEMENTS

For the Three Months Ended March 31,

2009	2008
(Unaudited)

Revenue	$9,691,236	$7,790,754
Cost of sales	7,628,339	5,938,155

Gross profit	2,062,897	1,852,599
Selling, general and administrative expenses	1,235,976	1,215,634
Income before provision for
income taxes	826,921	636,965

Provision for income taxes	281,000	217,000
Net income	$545,921	$419,965

Income per common share – basic	$0.09	$0.07

Income per common share – diluted	$0.09	$0.07

Shares used in computing income per common share:
Basic	5,984,860	5,875,902
Diluted	6,152,609	6,181,752

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income	$545,921	$419,965
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	78,967	58,104
Deferred rent	1,957	5,031
Stock option expense	102,734	159,453
Compensation paid in stock	-----	82,547
Tax benefit from stock option and warrant exercises	-----	(278,000)
Deferred portion of provision for income taxes	(31,500)	(44,000)
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,354	252,004
Increase in costs and estimated earnings in excess of billings on
uncompleted contracts	(4,212,144)	(1,576,118)
Decrease in prepaid expenses and other assets	371,102	316,770
Decrease in refundable income taxes	-----	528,470
Increase in accounts payable and accrued expenses	2,434,505	363,078
Increase in billings in excess of costs on uncompleted contracts	94,742	----
Decrease in income taxes payable	(29,000)	(459,000)
Decrease in other liabilities	(3,500)	-----
Net cash used in operating activities	(642,862)	(171,696)
Cash used in investing activities - purchase of plant and equipment	(66,230)	(85,621)

Cash flows from financing activities:
Repayments of long-term debt	(154,057)	(886)
Proceeds from line of credit	1,100,000	----
Repayment of line of credit	------	(500,000)
Proceeds from exercise of stock options and warrants	-----	963,738
Tax benefit from stock option and warrant exercises	-----	278,000
Net cash provided by financing activities	945,943	740,852

Net increase in cash	236,851	483,535
Cash at beginning of period	424,082	338,391

Cash at end of period	$660,933	$821,926

Supplemental disclosures of cash flow information:

Non-Cash Investing and Financing Activities
Settlement of other Receivables	$60,000	$----
Equipment acquired under capital lease	$9,850	$----
Accrued expenses settled in exchange for common stock	$51,540	$----

Cash paid during the period for:
Interest	$47,436	$790

Income taxes	$400,000	$465,000

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The condensed financial statements of CPI Aerostructures, Inc. (the “Company”) as of March 31, 2009 and for the three months ended March 31, 2008 and 2009 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The condensed balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

For comparability, certain 2008 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2009.

2. STOCK-BASED COMPENSATION

The Company accounts for compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.”

The Company’s net income for the three months ended March 31, 2009 and 2008 includes approximately $103,000 and $159,000, respectively of non-cash compensation expense related to the Company’s stock options.  The non-cash compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model.  The following weighted-average assumptions were used for the options granted during the three month period ended March 31, 2009:

Risk-free interest rate	0.1%
Expected volatility	78%
Dividend yield	0%
Expected option term	5 years

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the status of the Company’s stock option plans as of March 31, 2009 and changes during the three month period ended March 31, 2009 is as follows:

		Weighted	Weighted
		average	average remaining	Aggregate
		Exercise	contractual	Intrinsic
Fixed Options	Options	Price	term (in years)	Value
Outstanding
at beginning of period	1,047,333	$6.42
Granted	25,000	5.50
Exercised	(0)	0.0
Forfeited	(55,000)	10.00
Outstanding and expected to vest,
at end of period	1,017,333	$6.20	3.43	$1,414,450
Vested
at end of period	992,333	$6.17	2.91	$1,404,450

As of March 31, 2009, there was $86,989 of unrecognized compensation cost related to non-vested stock option awards which will be amortized through December 2010.

During the three months ended March 31, 2009, no stock options were exercised.

3.	DERIVATIVE INSTRUMENTS AND FAIR VALUE

Our use of derivative instruments has been to hedge interest rates. These derivative contracts are entered into with financial institutions.  We do not use derivative instruments for trading purposes and we have procedures in place to monitor and control their use.

We account for these derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”).  SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in the results of operations.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  For derivative instruments that are designated and qualify as a net investment hedge, the effective portion of the gain or loss on the

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

derivative instrument is reported in the foreign currency translation component of other comprehensive income (loss).  Any ineffective portion of the gain or loss on the derivative instrument for a cash flow hedge or net investment hedge is recorded in the results of operations immediately.  For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the results of operations immediately.  See below for a discussion of our use of derivative instruments, management of credit risk inherent in derivative instruments and fair value information.

Derivative Instruments

In October 2008, the Company entered into an interest rate swap with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt.  The notional amount, maturity date, and currency of these contracts match those of the underlying debt.  The Company has designated this interest rate swap contract as a cash flow hedge.  The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item.  No material ineffectiveness was recognized in the quarter ended March 31, 2009.  As of March 31, 2009, we had a net deferred loss associated with cash flow hedges of approximately $117,000, due to the interest rate swap which has been included in Other Liabilities.

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

Fair Value

At March 31, 2009 and December 31, 2008, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments

	March 31, 2009
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long term debt	$4,277,667	$4,277,667

	December 31, 2008
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$3,321,874	$3,321,874

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the fair values of those financial assets and liabilities measured on a recurring basis as of March 31, 2009:

Fair Value Measurements
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$ 117,447	--	$ 117,447	--
Total	$ 117,447	--	$ 117,447	--

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

As of March 31, 2009 and December 31, 2008, $117,447 and $128,056, respectively, was included in Other Liabilities related to the fair value of the Company’s interest rate swap, and $77,408 and $84,517, respectively, net of tax of $40,039 and $43,539, was included in Other Comprehensive Income and Accumulated Other Comprehensive Loss.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

4. COSTS AND ESTIMATED EARNINGS ON UNCOMLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	March 31, 2009
	U.S
	Government	Commercial	Total

Costs incurred on uncompleted
contracts	$71,521,203	$24,336,454	$95,857,657
Estimated earnings	43,160,433	11,485,862	54,646,295
Sub-total	114,681,636	35,822,316	150,503,952
Less billings to date	84,006,558	24,514,976	108,521,534
Costs and estimated earnings
in excess of billings on
uncompleted contracts	$30,675,078	$11,307,340	$41,982,418

	December 31, 2008
	U.S
	Government	Commercial	Total
Costs incurred on uncompleted
contracts	$66,604,669	$21,555,809	$88,160,478
Estimated earnings	42,788,296	9,595,396	52,383,692
Sub-total	109,392,965	31,151,205	140,544,170
Less billings to date	78,849,843	23,829,311	102,679,154
Costs and estimated earnings in excess of billings on uncompleted contracts	$30,543,122	$7,321,894	$37,865,016

The above amounts are included in the accompanying balance sheet under the following captions at March 31, 2009 and December 31, 2008:

	2009	2008
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 42,134,752	$ 37,922,608
Billings in excess of costs and estimated earnings on
Uncompleted contracts	(152,334)	(57,592)

Totals	$ 41,982,418	$ 37,865,016

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the three months ended March 31, 2009, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit earned on the contract of approximately $2,000,000, from that which would have been reported had the revised estimate been used as the basis of recognition of contract profits in prior years.

NOTES TO CONDENSED FINANCIAL STATEMNTS (UNAUDITED)
5.	INCOME PER COMMON SHARE

Basic income per common share is computed using the weighted average number of shares outstanding.  Diluted income per common share for the three month periods ended March 31, 2009 and 2008 is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock.  Incremental shares of 167,749 were used in the calculation of diluted income per common share in the three month period ended March 31, 2009. Incremental shares of 802,333 were not included in the diluted earnings per share calculations for the three month period ended March 31, 2009 as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.  Incremental shares of 305,849 were used in the calculation of diluted income per common share in the three month period ended March 31, 2008. Incremental shares of 713,319 were not included in the diluted earnings per share calculations for the three month period ended March 31, 2008, as their exercise price was in excess of the Company’s average stock price for the period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.

6.	LINE OF CREDIT

In August 2007, the Company entered into a two-year, $2.5 million revolving credit facility with Sovereign Bank (the “Sovereign Revolving Facility”), secured by all of the Company’s assets. The Sovereign Revolving Facility specifies an interest rate equal to the lower of LIBOR plus 2% or Sovereign Bank’s prime rate. The effective rate as of March 31, 2009 was 3.25%. The Sovereign Facility contains financial covenants related to interest coverage, net income and capital expenditures, as defined in the credit agreement.

As of March 31, 2009, the Company was in compliance with all of the financial covenants contained in the credit agreement. As of March 31, 2009, the Company had $1,400,000 outstanding under the Sovereign Revolving Facility.

7.       LONG-TERM DEBT

On October 22, 2008, the Company obtained a $3 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility”). Prior to entering into the term loan, the Company had borrowed $2.5 million under the Sovereign Revolving Facility to fund the initial tooling costs related to a long-term contract award.  The Company used the proceeds from the Sovereign Term Facility to repay the borrowings under the Sovereign Revolving Facility and to pay for additional tooling related to the long-term contract. The Sovereign Term Facility bears interest at LIBOR (1.25% at March 31, 2009) plus 2.5% and is secured by all of the assets of the Company.

Concurrent with entering into the Sovereign Term Facility, Sovereign Bank amended the terms of the Sovereign Revolving Facility extending the term until August 2010 and amending the covenants, as defined, commencing in the fourth quarter of 2008.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The maturities of the Sovereign Term Facility are as follows:

Nine months ending December 31,
2009	$450,000
Year ending December 31,
2010	600,000
2011	600,000
2012	600,000
2013	550,000
$2,800,000

8.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  This statement requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The Company adopted SFAS 161 on January 1, 2009.

NOTES TO CONDENSED FINANCIAL STATEMNTS (UNAUDITED)

9.           SUBSEQUENT EVENTS

On April 1, 2009, the Company issued options to purchase 45,000 of the Company’s common shares to three employees.  The options issued have an exercise price of $6.60 per share (the fair market value of the Company’s common stock on that date), vest ratable over three years and expire on March 31, 2019.

Also, on April 1, 2009, the Company issued options to purchase 55,000 of the Company’s common shares to the independent members of our Board of Directors, pursuant to their normal compensation arrangement.  The options issued have an exercise price of $6.60 per share (the fair market value of the Company’s common stock on that date), are immediately exercisable and expire on March 31, 2014.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Condensed Financial Statements and notes thereto contained in this report.

Forward Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The risks are included in Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2008 and Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.  We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Marketing and New Business

During the three months ended March 31, 2009, we received approximately $4.5 million of new contract awards, which included approximately $2.4 million of government prime contract awards, approximately $2.0 million of government subcontract awards and approximately $0.1 million of commercial subcontract awards, compared to a total of $10.7 million of new contract awards, of all types, in the same period last year, a 58% decrease.  This decrease is the result of weak national economic conditions, which are affecting buying decisions throughout the military and commercial markets.

We still have approximately $360 million in formalized bids outstanding, as of March 31, 2009 and continue to make bids on contracts on a weekly basis. As mentioned previously, we have increased our marketing efforts for both government and commercial subcontracting opportunities. While we cannot predict the probability of obtaining or the timing of awards, some of these outstanding proposals are significant in amount.

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

Critical Accounting Policies

Revenue Recognition

We recognize revenue from our contracts over the contractual period under the percentage-of-completion (“POC”) method of accounting.  Under the POC method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract.  Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned “Costs and estimated earnings in excess of billings on uncompleted contracts.”  Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned “Billings in excess of costs and estimated earnings on uncompleted contracts.”  Changes to the original estimates may be required during the life of the contract.  Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period the change becomes known.  The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods.  As a result, there can be a significant disparity between earnings (both for accounting and tax purposes) as reported and actual cash received by us during any reporting period.  We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however, we cannot assure you that our estimates will be accurate.  If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods. Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to fund our work in process or to pay taxes until the reported earnings materialize as actual cash receipts.

Stock-Based Compensation

We account for compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.”

Item2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

Revenue

Revenue for the three months ended March 31, 2009 was $9,691,236 compared to $7,790,754 for the same period last year, representing an increase of $1,900,482 or 24%.   The increase in revenue is primarily the result of work performed for Spirit Aerosystems on the Gulfstream G650 executive jet.

We generate revenue primarily from government contracts for which we act as a prime contractor or as a subcontractor and, to a lesser extent, from commercial contracts. Revenue generated from prime government contracts for the three months ended March 31, 2009 was $2,867,343 compared to $3,248,496 for the three months ended March 31, 2008, a decrease of $381,153 or 11.7%. Revenue generated from government subcontracts for the three months ended March 31, 2009 was $2,152,782 compared to $3,459,943 for the three months ended March 31, 2008, a decrease of $1,307,161 or 37.8%.  Revenue generated from commercial contracts was $4,671,111 for the three months ended March 31, 2009 compared to $1,082,315 for the three months ended March 31, 2008, an increase of $3,588,796 or 331.6%.

Gross Profit

Gross profit for the three months ended March 31, 2009 was $2,062,897 compared to $1,852,599 for the three months ended March 31, 2008, an increase of $210,298. As a percentage of revenue, gross profit for the three months ended March 31, 2009 was 21.3% compared to 23.8% for the same period last year. Gross profit percentage was 1.7% below our expected range of 23%-25%.  This was the result of excess costs in the early stages of some of our new programs, which was the result of customer changes to engineering and design. We were required to incur excess labor in order to comply with these changes, while maintaining schedule.     In addition, revisions in the estimated gross profits on older contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the three months ended March 31, 2009, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit from that which would have been reported had the revised estimate been used as the basis of recognition of contract profits in prior years.

We expect gross margin percentage to return to 23%-25% range in the second half of 2009.

Item2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2009 were $1,235,976 compared to $1,215,634 for the three months ended March 31, 2008, an increase of $20,342, or 1.7%.The increase is primarily due to a $163,000 increase in salaries, offset by a $153,000 decrease in consulting fees.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended March 31, 2009 was $826,921 compared to $636,965 for the same period last year, an increase of $189,956.

Provision for Income Taxes

Provision for income taxes was $281,000 for the three months ended March 31, 2009, or 34% of pre-tax income, compared to $217,000 or 34% of pre-tax income for the three months ended March 31, 2008.

Item2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Net Income

Basic net income for the three months ended March 31, 2009 was $545,921, or $0.09 per basic share, compared to basic net income of $419,965, or $0.07 per basic share, for the same period last year.  Diluted income per share for the three months ended March 31, 2009 was $0.09 calculated utilizing 6,152,609 average shares outstanding.   Diluted income per share for the three months ended March 31, 2008 was $0.07, calculated utilizing 6,181,752 average shares outstanding.

Liquidity and Capital Resources

General

At March 31, 2009, we had working capital of $35,716,834 compared to $35,135,395 at December 31, 2008, an increase of $581,439, or 2%.

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

At March 31, 2009, we had a cash balance of $660,933 compared to $424,082 at December 31, 2008.  Our costs and estimated earnings in excess of billings increased by approximately $4,212,000 during the three months ended March 31, 2009.  The increase in costs and estimated earnings in excess of billings on uncompleted contracts and accounts payable was primarily due to higher levels of procurement and production related to work on new contract awards and advances made to expedite delivery of tooling required for our new long-term contract with Spirit.

Item2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Facilities

Line of Credit

In August 2008, we entered into a two-year, $2.5 million revolving credit facility with Sovereign Bank (the “Sovereign Revolving Facility”), secured by all of our assets. The Sovereign Revolving Facility specifies an interest rate equal to the lower of LIBOR plus 2% or Sovereign Bank’s prime rate.  The effective rate as of March 31, 2009 was 3.25%.  The Sovereign Revolving Facility contains financial covenants related to interest coverage, net income and capital expenditures, as defined in the credit agreement.  As of March 31, 2009, we were in compliance with all of the financial covenants contained in the credit agreement. As of March 31, 2009, we had $1.4 million outstanding under the Sovereign Revolving Facility.

Term Loan

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

Additionally, the Company and Sovereign Bank entered into a five year interest rate swap agreement, in the notional amount of $3 million.  Under the interest rate swap, the Company pays an amount to Sovereign Bank representing interest on the notional amount of 5.8% and receives an amount from Sovereign representing interest on the notional amount at a rate equal to the one-month LIBOR plus 2.5%. The effect of this interest rate swap will be the Company paying a fixed interest rate of 5.8% over the term of the Sovereign Term Facility.

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

Based on an evaluation of the Company’s disclosure controls and procedures as of March 31, 2009 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II:  Other Information

Item 1 – Legal Proceedings

None.

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

CPI AEROSTRUCTURES, INC.

Dated: May 14, 2009	By: /s/ Edward J Fred
Edward J. Fred
Chief Executive Officer and President

Dated May 14, 2009	By: /s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer