Form 10-Q
period 2009-06-30
CPI AEROSTRUCTURES INC
filed 2009-08-14
CIK 889348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period	Commission File Number 1-11398
ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⁭ No ☒
As of August 13, 2009, the number of shares of common stock, par value $.001 per share, outstanding was 5,995,465.

CPI AEROSTRUCTURES, INC .
INDEX

Part I - Financial Information

Item 1 – Condensed Financial Statements

Condensed Balance Sheets as of June 30, 2009 (Unaudited) and	3
December 31, 2008

Condensed Income Statements for the Three and Six Months ended	4
June 30, 2009 (Unaudited) and 2008 (Unaudited)

Condensed Statements of Cash Flows for the Six Months ended June 30, 2009	5
(Unaudited) and 2008 (Unaudited)

Notes to Condensed Financial Statements (Unaudited)	6

Item 2 – Management’s Discussion and Analysis of Financial Condition	15
and Results of Operations

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T – Controls and Procedures	21

Part II - Other Information

Item 4 – Submission of Matters to a Vote of Security Holders	22

Item 6 – Exhibits	22

Signatures	23

Exhibits	23

CPI AEROSTRUCTURES, INC.

Part I - Financial Information

Item 1 – Financial Statements
CONDENSED BALANCE SHEETS
June 30,	December 31
2009	2008
(Unaudited)	(Note 1)

ASSETS
Current Assets:
Cash	$454,282	$424,082
Accounts receivable, net	4,076,424	2,975,012
Costs and estimated earnings in excess of billings on uncompleted contracts	44,532,763	37,922,608
Prepaid expenses and other current assets	264,308	559,657

Total current assets	49,327,777	41,881,359

Plant and equipment, net	987,686	1,002,974
Deferred income taxes	470,000	345,500
Other assets	119,265	179,265
Total Assets	$50,904,728	$43,409,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,649,979	$3,303,426
Accrued expenses	174,202	1,081,278
Billings in excess of costs and estimated earnings on uncompleted contracts	879,508	57,592
Current portion of long-term debt	636,524	620,668
Line of credit	2,400,000	300,000
Income tax payable	1,402,000	907,000
Deferred income taxes	476,000	476,000
Total current liabilities	12,618,213	6,745,964

Long-term debt, net of current portion	2,118,440	2,401,206
Other liabilities	252,758	278,778

Total Liabilities	14,989,411	9,425,948

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, issued 6,058,999 and 6,046,273 shares, respectively, and
outstanding 5,995,465 and 5,982,739 shares, respectively	6,059	6,046
Additional paid-in capital	27,116,916	26,660,606
Retained earnings	9,391,431	7,942,021
Accumulated other comprehensive loss	(58,083)	(84,517)
Treasury stock, 63,534 shares (at cost)	(541,006)	(541,006)
Total Shareholders’ Equity	35,915,317	33,983,150
Total Liabilities and Shareholders’ Equity	$50,904,728	$43,409,098
See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

CONDENSED INCOME STATEMENTS

For the Three Months Ended June 30,		For the Six Months Ended June 30,

2009	2008	2009	2008
(Unaudited)		(Unaudited)

Revenue	$11,437,691	$9,128,406	$21,128,926	$16,919,160
Cost of sales	8,605,436	7,127,318	16,233,775	13,065,473

Gross profit	2,832,255	2,001,088	4,895,151	3,853,687
Selling, general and administrative expenses	1,442,766	1,448,276	2,678,741	2,663,911
Income before provision for
income taxes	1,389,489	552,812	2,216,410	1,189,776

Provision for income taxes	486,000	183,000	767,000	400,000
Net income	$903,489	$369,812	$1,449,410	$789,776

Income per common share – basic	$0.15	$0.06	$0.24	$0.13

Income per common share – diluted	$0.14	$0.06	$0.23	$0.13

Shares used in computing income per common share:
Basic	5,995,465	5,975,408	5,990,192	5,925,655
Diluted	6,250,021	6,246,953	6,183,881	6,211,406

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,	2009	2008
(Unaudited)

Cash flows from operating activities
Net income	$1,449,410	$789,776
Adjustments to reconcile net income to net
Cash used in operating activities
Depreciation and amortization	160,329	122,544
Deferred rent	3,915	10,061
Stock option expense	404,783	459,496
Tax benefit from stock option and warrant exercises		(278,000)
Deferred portion of provision for income taxes	(124,500)	(150,000)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,101,412)	753,368
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(6,610,155)	(3,631,333)
(Increase) decrease in prepaid expenses and other assets	355,349	(140,797)
Decrease in refundable income taxes		528,470
Increase in accounts payable and accrued expenses	2,491,017	1,255,890
Increase in billing in excess of costs on uncompleted contracts	821,916
Increase (decrease) in income taxes payable	495,000	(459,000)
Decrease in other liabilities	(3,501)
Net cash used in operating activities	(1,657,849)	(739,525)
Cash used in investing activities – purchase of plant and equipment	(97,861)	(162,465)

Cash flows from financing activities:
Repayments of long-term debt	(314,090)	(7,198)
Proceeds from line of credit	2,100,000	----
Repayment of line of credit	----	(500,000)
Proceeds from exercise of stock options and warrants	-----	999,688
Tax benefit from stock option and warrant exercises	-----	278,000
Net cash provided by financing activities	1,785,910	770,490

Net (decrease) increase in cash	30,200	(131,500)
Cash at beginning of period	424,082	338,391

Cash at end of period	$454,282	$206,891

Supplemental disclosures of cash flow information:

Non-Cash Investing and Financing Activities
Settlement of other receivables	$60,000	$----
Equipment acquired under capital lease	$47,180	$62,850
Accrued expenses settled in exchange for common stock	$51,540	$82,547

Cash paid during the period for:
Interest	$104,768	$3,435

Income taxes	$400,000	$765,000

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The condensed financial statements of CPI Aerostructures, Inc. (the “Company”) as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments that, in the opinion of management, are necesary for fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01.  Such adjustments are of a normal, recurring nature.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

The Company’s net income for the three and six months ended June 30, 2009 includes approximately $302,000 and $405,000, respectively of non-cash compensation expense related to the Company’s stock options.  The Company’s net income for the three and six months ended June 30, 2008 includes approximately $300,000 and $459,000, respectively, of non-cash compensation expense related to the Company’s stock options.  The non-cash compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model.  The following weighted-average assumptions were used for the options granted during the three and six month period ended June 30, 2009:

Risk-free interest rate	1.65% and 1.66%, respectively
Expected volatility	97.0% and 93.2%, respectively
Dividend yield	0%
Expected option term	5 years

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the status of the Company’s stock option plans as of June 30, 2009 and changes during the six month period ended June 30, 2009 is as follows:

		Weighted	Weighted
		average	average remaining	Aggregate
		Exercise	contractual	Intrinsic
Fixed Options	Options	Price	term (in years)	Value
Outstanding
at beginning of period	1,047,333	$6.42
Granted	125,000	6.38
Forfeited	(55,000)	10.00
Outstanding and expected to vest,
at end of period	1,117,333	$6.24	3.21	$1,571,500
Vested
at end of period	1,047,333	$6.19	2.56	$1,570,250

As of June 30, 2009, there was $307,771 of unrecognized compensation cost related to non-vested stock option awards which will be amortized through December 2010.

During the six months ended June 30, 2009, no stock options were exercised.  During the six months ended June 30, 2008, 21,250 stock options were exercised for cash resulting in proceeds to the Company of $141,688.

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

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Any ineffective portion of the gain or loss on the derivative instrument for a cash flow hedge is recorded in the results of operations immediately.  For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the results of operations immediately.  See below for a discussion of our use of derivative instruments, management of credit risk inherent in derivative instruments and fair value information.

Derivative Instruments

In October 2008, the Company entered into an interest rate swap with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt.  The notional amount, maturity date, and currency of these contracts match those of the underlying debt.  The Company has designated this interest rate swap contract as a cash flow hedge.  The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item.  No material ineffectiveness was recognized in the quarter ended June 30, 2009.  As of June 30, 2009, we had a net deferred loss associated with cash flow hedges of approximately $88,000, due to the interest rate swap which has been included in Other Liabilities.

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

Fair Value

At June 30, 2009 and December 31, 2008, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments

	June 30, 2009
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long term debt	$5,154,964	$5,154,964

	December 31, 2008
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$3,321,874	$3,321,874

We estimated the fair value of debt using market quotes and calculations based on market rates.
In September 2006, the Financial Accounting Standards Board (”FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements.  The Company adopted the provisions of SFAS 157 effective January 1, 2008.

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the fair values of those financial assets and liabilities measured on a recurring basis as of June 30, 2009:

Fair Value Measurements
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$ 88,003	--	$ 88,003	--
Total	$ 88,003	--	$ 88,003	--

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

As of June 30, 2009 and December 31, 2008, $88,003 and $128,056, respectively, was included in Other Liabilities related to the fair value of the Company’s interest rate swap, and $58,083 and $84,517, respectively, net of tax of $29,921 and $43,539, respectively, was included in Accumulated Other Comprehensive Loss.

The change in unrealized loss from the Company’s interest rate swap of $19,106 and $23,374 is included in other comprehensive income for the three and six months ended June 30, 2009, respectively.  Other comprehensive income was $922,595 and $1,472,784 for the three and six months ended June 30, 2009, respectively.

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

4. COSTS AND ESTIMATED EARNINGS ON UNCOMLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	June 30, 2009
	U.S
	Government	Commercial	Total

Costs incurred on uncompleted
contracts	$77,178,171	$26,950,471	$104,128,642
Estimated earnings	43,753,520	12,688,150	56,441,670
Sub-total	120,931,691	39,638,621	160,570,312
Less billings to date	91,493,518	25,423,539	116,917,057
Costs and estimated earnings
in excess of billings on
uncompleted contracts	$29,438,173	$14,215,082	$43,653,255

	December 31, 2008
	U.S
	Government	Commercial	Total
Costs incurred on uncompleted
contracts	$66,604,669	$21,555,809	$88,160,478
Estimated earnings	42,788,296	9,595,396	52,383,692
Sub-total	109,392,965	31,151,205	140,544,170
Less billings to date	78,849,843	23,829,311	102,679,154
Costs and estimated earnings in excess of billings on uncompleted contracts	$30,543,122	$7,321,894	$37,865,016

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The above amounts are included in the accompanying balance sheets under the following captions at June 30, 2009 and December 31, 2008:

	2009	2008
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 44,532,763	$ 37,922,608
Billings in excess of costs and estimated earnings on
uncompleted contracts	(879,508)	(57,592)

Totals	$ 43,653,255	$ 37,865,016

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the six months ended June 30, 2009, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit earned on certain contracts of approximately $3,150,000, from that which would have been reported had the revised estimate been used as the basis of recognition of contract profits in prior years.

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
5.	INCOME PER COMMON SHARE

Basic income per common share is computed using the weighted average number of shares outstanding.  Diluted income per common share for the three and six month periods ended June 30, 2009 and 2008 is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock.  Incremental shares of 254,556 and 193,689 were used in the calculation of diluted income per common share in the three and six month periods ended June 30, 2009, respectively. Incremental shares of 345,000 and 802,333 were not included in the diluted earnings per share calculations for the three and six month periods ended June 30, 2009, respectively, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.  Incremental shares of 271,545 and 285,751 were used in the calculation of diluted income per common share in the three month and six month periods ended June 30, 2008, respectively. Incremental shares of 400,000 and 315,000 were not included in the diluted earnings per share calculations for the three month and six month periods ended June 30, 2008, respectively, as their exercise price was in excess of the Company’s average stock price for the period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.

6.	LINE OF CREDIT

In August 2007, the Company entered into a two-year, $2,500,000  revolving credit facility with Sovereign Bank (the “Sovereign Revolving Facility”), secured by all of the Company’s assets. The Sovereign Revolving Facility specifies an interest rate equal to the lower of LIBOR plus 2% or Sovereign Bank’s prime rate. The effective rate as of June 30, 2009 was 3.25%. The Sovereign Facility contains financial covenants related to interest coverage, net income and capital expenditures, as defined in the credit agreement.

As of June 30, 2009, the Company was in compliance with all of the financial covenants contained in the credit agreement. As of June 30, 2009, the Company had $2,400,000 outstanding under the Sovereign Revolving Facility.

7.           LONG-TERM DEBT

On October 22, 2008, the Company obtained a $3,000,000 term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility”). Prior to entering into the term loan, the Company had borrowed $2,500,000 under the Sovereign Revolving Facility to fund the initial tooling costs related to a long-term contract award.  The Company used the proceeds from the Sovereign Term Facility to repay the borrowings under the Sovereign Revolving Facility and to pay for additional tooling related to the long-term contract. The Sovereign Term Facility bears interest at LIBOR (0.32% at June 30, 2009) plus 2.5% and is secured by all of the assets of the Company.

Concurrent with entering into the Sovereign Term Facility, Sovereign Bank amended the terms of the Sovereign Revolving Facility extending the term until August 2010 and amending the covenants, as defined, commencing in the fourth quarter of 2008.

The terms and conditions of the Sovereign Revolving Facility are applicable to the Sovereign Term Facility.

Additionally, the Company and Sovereign Bank entered into a five year interest rate swap agreement, in the notional amount of $3,000,000. Under the interest rate swap, the Company pays an amount to Sovereign Bank representing interest on the notional amount at 5.8% and receives an amount from Sovereign representing interest on the notional amount at a rate equal to the one-month LIBOR.  The effect of this interest rate swap will be the Company paying a fixed interest rate of 5.8% over the term of the Sovereign Term Facility.

CPI AEROSTRUCTURES, INC .

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The maturities of the Sovereign Term Facility are as follows:

Six months ending December 31,
2009	$300,000
Year ending December 31,
2010	600,000
2011	600,000
2012	600,000
2013	550,000
$2,650,000

Also included in long-term debt are capital leases of $68,440 at June 30, 2009, net of a current portion of $36,524.

8.           MAJOR CUSTOMER

During the six months ended June 30, 2009 and 2008, 29% and 47%, respectively, of revenue was directly to the U.S. government. In addition, during the six months ended June 30, 2009, the Company’s three largest commercial customers accounted for 31%, 17% and 13% of revenue, respectively.  During the six months ended June 30, 2008, the Company’s two largest commercial customers accounted for 25% and 15% of revenue, respectively.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  This statement requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The Company adopted SFAS 161 on January 1, 2009.

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS 165 is effective for all interim and annual periods ending after June 15, 2009. We adopted SFAS 165 upon its issuance and it had no material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”). The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing U.S. GAAP.

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMNTS (UNAUDITED)

10.           SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date and through August 14, 2009, the financial statements issuance date, for appropriate accounting and disclosures.

On July 7, 2009, the Company and Sovereign Bank amended the terms of the Sovereign Revolving Facility, increasing the existing revolving credit facility under the Credit Agreement from an aggregate of $2,500,000 to an aggregate of $3,500,000 and extending the term of the revolving credit facility from August 2010 to August 2011. In addition, the interest rate of borrowings under the revolving credit facility was amended to (i) the greater of 4.0% or 3.5% in excess of the LIBOR rate or (ii) the greater of 4.0% or 0.75% in excess of Sovereign Bank’s prime rate, as elected by the Company in accordance with the Credit Agreement.  The Credit Agreement was further amended to increase the commitment fee from 0.25% to 0.50%  per annum on the average daily unused portion of the revolving credit commitment commencing September 30, 2009, and to permit the Company’s sale of a certain single customer accounts receivable.

CPI AEROSTRUCTURES, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Condensed Financial Statements and notes thereto contained in this report.

Forward Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The risks are included in Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2008 and Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.  We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Marketing and New Business

During the six months ended June 30, 2009, we received approximately $4.9 million of new contract awards, which included approximately $2.7 million of government prime contract awards, approximately $2.1 million of government subcontract awards and approximately $0.1 million of commercial subcontract awards, compared to a total of $17.0 million of new contract awards, of all types, in the same period last year, a 71% decrease.  This decrease is the result of weak national economic conditions, which are affecting buying decisions throughout the military and commercial markets.

We still have approximately $390 million in formalized bids outstanding as of June 30, 2009 and continue to make bids on contracts on a weekly basis. As mentioned previously, we have increased our marketing efforts for both government and commercial subcontracting opportunities. While we cannot predict the probability of obtaining or the timing of awards, some of these outstanding proposals are significant in amount.

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

CPI AEROSTRUCTURES, INC.

Item2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

Revenue

Revenue for the three months ended June 30, 2009 was $11,437,691 compared to $9,128,406 for the same period last year, representing an increase of $2,309,285 or 25%.  For the six months ended June 30, 2009 revenue was $21,128,926 compared to $16,919,160 for the same period last year, representing an increase of $4,209,766 or 25%.   The increase in revenue is primarily the result of work performed for Spirit Aerosystems on the Gulfstream G650 executive jet.

We generate revenue from government contracts for which we act as a prime contractor or as a subcontractor as well as from commercial contracts. Revenue generated from prime government contracts for the six months ended June 30, 2009 was $6,112,432 compared to $7,960,790 for the six months ended June 30, 2008, a decrease of $1,848,358 or 23%. Revenue generated from government subcontracts for the six months ended June 30, 2009 was $6,520,811 compared to $6,779,302 for the six months ended June 30, 2008, a decrease of $258,491 or 4%.  Revenue generated from commercial contracts was $8,495,683 for the six months ended June 30, 2009 compared to $2,179,068 for the six months ended June 30, 2008, an increase of $6,316,615 or 290%.

Gross Profit

Gross profit for the three months ended June 30, 2009 was $2,832,255 compared to $2,001,088 for the three months ended June 30, 2008, an increase of $831,167. As a percentage of revenue, gross profit for the three months ended June 30, 2009 was 24.8% compared to 21.9% for the same period last year. Gross profit for the six months ended June 30, 2009 was $4,895,151 compared to $3,853,687 for the six months ended June 30, 2008, an increase of $1,041,464. As a percentage of revenue, gross profit for the six months ended June 30, 2009 was 23.2% compared to 22.8% for the same period last year. Gross profit percentage was within our expected range of 23%-25%.

We expect gross margin percentage to continue to be in the range of 23%-25% in the second half of 2009.

CPI AEROSTRUCTURES, INC.

Item2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2009 were $1,442,766 compared to $1,448,276 for the three months ended June 30, 2008, a decrease of $5,510, or 0.38%.  For the six months ended June 30, 2009, selling, general and administrative expenses were $2,678,741 compared to $2,663,911 for the same period last year, an increase of $14,830, or 0.56%.  The increase is primarily due a $373,000 increase in salaries, the result of changing the classification of certain employees from factory overhead in 2008 to selling, general and administrative expenses in 2009, and an $84,000 increase in interest expense partially offset by a $123,000 decrease in public relation fees, a $102,000 decrease in accounting and legal fees, and a $170,000 decrease in accrued bonus.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended June 30, 2009 was $1,389,489 compared to $552,812 for the same period last year, an increase of $836,677.  For the six months ended June 30, 2009, income before provision for income taxes was $2,216,410 compared to $1,189,776 for the same period last year, an increase of $1,026,634.

Provision for Income Taxes

Provision for income taxes was $767,000 for the six months ended June 30, 2009, or 35% of pre-tax income.  For the three months ended June 30, 2009, the provision for income taxes was $486,000, or 35% of pre-tax income.  Provision for income taxes was $400,000 for the six months ended June 30, 2008, or 34% of pre-tax income.  For the three months ended June 30, 2008, the provision for income taxes was $183,000, or 33% of pre-tax income.

CPI AEROSTRUCTURES, INC.

Item2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Net Income

Net income for the three months ended June 30, 2009 was $903,489, or $0.15 per basic share, compared to net income of $369,812, or $0.06 per basic share, for the same period last year.  For the six months ended June 30, 2009, net income was $1,449,410, or $0.24 per basic share, compared to net income of $789,776, or $0.13 per basic share, for the same period last year.  Diluted income per share for the three months ended June 30, 2009 was $0.14, calculated utilizing 6,250,021 average shares outstanding.  Diluted income per share for the six months ended June 30, 2009 was $0.23, calculated utilizing 6,183,881 average shares outstanding. Diluted income per share for the three months ended June 30, 2008 was $0.06, calculated utilizing 6,246,953 average shares outstanding.  Diluted income per share for the six months ended June 30, 2008 was $0.13, calculated utilizing 6,211,406 average shares outstanding.

Liquidity and Capital Resources

General

At June 30, 2009, we had working capital of $36,709,564 compared to $35,135,395 at December 31, 2008, an increase of $1,574,169, or 4.5%.

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

At June 30, 2009, we had a cash balance of $454,282 compared to $424,082 at December 31, 2008.  Our costs and estimated earnings in excess of billings increased by approximately $6,610,155 during the six months ended June 30, 2009.  The increase in costs and estimated earnings in excess of billings on uncompleted contracts and accounts payable was primarily due to higher levels of procurement and production related to work on new contract awards and advances made to expedite delivery of tooling required for our new long-term contracts with Spirit and Northrop-Grumman.

CPI AEROSTRUCTURES, INC.

Item2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Facilities

Line of Credit

In August 2008, we entered into a two-year, $2,500,000 revolving credit facility with Sovereign Bank (the “Sovereign Revolving Facility”), secured by all of our assets. The Sovereign Revolving Facility specifies an interest rate equal to the lower of LIBOR plus 2% or Sovereign Bank’s prime rate.  The effective rate as of June 30, 2009 was 2.82%.  The Sovereign Revolving Facility contains financial covenants related to interest coverage, net income and capital expenditures, as defined in the credit agreement.  As of June 30, 2009, we were in compliance with all of the financial covenants contained in the credit agreement. As of June 30, 2009, we had $2,400,000 outstanding under the Sovereign Revolving Facility.

On July 7, 2009, the Company and Sovereign Bank amended the terms of the Sovereign Revolving Facility, increasing the existing revolving credit facility under the Credit Agreement from an aggregate of $2,500,000 to an aggregate of $3,500,000 and extending the term of the revolving credit facility from August 2010 to August 2011. In addition, the interest rate of borrowings under the revolving credit facility was amended to (i) the greater of 4.0% or 3.5% in excess of the LIBOR Rate or (ii) the greater of 4.0% or 0.75% in excess of Sovereign Bank’s prime rate, as elected by the Company in accordance with the Credit Agreement.  The Credit Agreement was further amended to increase the commitment fee from 0.25% to 0.50%  per annum on the average daily unused portion of the revolving credit commitment commencing September 30, 2009, and to permit the Company’s sale of certain accounts receivable.

Term Loan

On October 22, 2008, we obtained a $3,000,000 term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility”).  Prior to entering into the term loan we had borrowed $2,500,000 under the Sovereign Revolving Facility to fund the initial tooling costs related to the previously mentioned long-term contract with Spirit.  We used the proceeds from the Sovereign Term Facility to repay the borrowings under the Sovereign Revolving Facility and to pay for additional tooling related to the Spirit contract.  The Sovereign Term Facility bears interest at LIBOR plus 2.5% and is secured by all of our assets.

Concurrent with entering into the Sovereign Term Facility, Sovereign Bank amended the terms of the Sovereign Revolving Facility extending the term until August 2011 and amending the covenants, as defined, commencing in the fourth quarter of 2009.

The terms and conditions of the Sovereign Revolving Facility are applicable to the Sovereign Term Facility.

Additionally, the Company and Sovereign Bank entered into a five year interest rate swap agreement, in the notional amount of $3,000,000.  Under the interest rate swap, the Company pays an amount to Sovereign Bank representing interest on the notional amount of 5.8% and receives an amount from Sovereign representing interest on the notional amount at a rate equal to the one-month LIBOR plus 2.5%. The effect of this interest rate swap will be the Company paying a fixed interest rate of 5.8% over the term of the Sovereign Term Facility.

CPI AEROSTRUCTURES, INC.

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

Based on an evaluation of the Company’s disclosure controls and procedures as of June 30, 2009 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

CPI AEROSTRUCTURES, INC.

Part II:  Other Information

Item 1 – Legal Proceedings

None.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item  3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on June 11, 2009.  At the meeting, the directors nominated for election, Walter Paulick and Eric Rosenfeld, were reelected for three-year terms expiring in 2012, Mr. Paulick was reelected with 5,394,547 shares voted in favor of his election and 334,440 shares for which authority was withheld.  Mr. Rosenfeld was reelected with 4,629,680 shares voted in favor of his election and 1,099,307 shares for which authority was withheld.  The term of office of Edward J. Fred will expire at the Annual Meeting of Shareholders to be held in 2010.  The terms of office of Kenneth McSweeney and Harvey Bazaar will expire at the Annual Meeting of Shareholders to be held in 2011.

Additionally, we approved the adoption of the CPI Aerostructures, Inc. Performance Equity Plan 2009.  The plan reserves 500,000 shares of our common stock for issuance in accordance with the plan’s terms.  At the meeting 3,293,123 shares voted in favor of approving the plan, 766,651 shares voted against approving the plan, 105,057 abstained and 1,546,156 shares represented broker non-votes.

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

CPI AEROSTRUCTURES, INC.

Dated: August 14, 2009	By: /s/ Edward J Fred
Edward J. Fred
Chief Executive Officer and President

Dated August 14, 2009	By: /s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer