Form 10-Q
period 2009-11-12
CPI AEROSTRUCTURES INC
filed 2009-11-13
CIK 889348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period	Commission File Number 1-11398
ended September 30, 2009

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

As of November 13, 2009, the number of shares of common stock, par value $.001 per share, outstanding was 5,995,465.

CPI AEROSTRUCTURES, INC
INDEX

Part I - Financial Information

Item 1 – Condensed Financial Statements

Condensed Balance Sheets as of September 30, 2009 (Unaudited) and	3
December 31, 2008

Condensed Income Statements for the Three and Nine Months ended	4
September 30, 2009 (Unaudited) and 2008 (Unaudited)

Condensed Statements of Cash Flows for the Nine Months ended September 30, 2009	5
(Unaudited) and 2008 (Unaudited)

Notes to Condensed Financial Statements (Unaudited)	6

Item 2 – Management’s Discussion and Analysis of Financial Condition	18
and Results of Operations

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	23

Item 4T – Controls and Procedures	23

Part II - Other Information

Item 1A – Risk Factors	24

Item 4 – Submission of Matters to a Vote of Security Holders	25

Item 6 – Exhibits	25

Signatures	26

Exhibits	26

CPI AEROSTRUCTURES, INC.
Part I - Financial Information

Item 1 – Financial Statements
CONDENSED BALANCE SHEETS
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash	$684,418	$424,082
Accounts receivable, net	4,996,501	2,975,012
Costs and estimated earnings in excess of billings on uncompleted contracts	43,533,778	37,922,608
Prepaid expenses and other current assets	372,808	559,657

Total current assets	49,587,505	41,881,359

Plant and equipment, net	916,311	1,002,974
Deferred income taxes	485,000	345,500
Other assets	59,265	179,265
Total Assets	$51,048,081	$43,409,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,840,607	$3,303,426
Accrued expenses	262,512	1,081,278
Billings in excess of costs and estimated earnings on uncompleted contracts	295,748	57,592
Current portion of long-term debt	637,130	620,668
Line of credit	3,000,000	300,000
Income tax payable	1,457,373	907,000
Deferred income taxes	476,000	476,000
Total current liabilities	11,969,370	6,745,964

Long-term debt, net of current portion	1,959,555	2,401,206
Other liabilities	258,723	278,778

Total Liabilities	14,187,648	9,425,948

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, issued 6,058,999 and 6,046,273 shares, respectively, and
outstanding 5,995,465 and 5,982,739 shares, respectively	6,059	6,046
Additional paid-in capital	27,156,378	26,660,606
Retained earnings	10,301,092	7,942,021
Accumulated other comprehensive loss	(62,090)	(84,517)
Treasury stock, 63,534 shares (at cost)	(541,006)	(541,006)
Total Shareholders’ Equity	36,860,433	33,983,150
Total Liabilities and Shareholders’ Equity	$51,048,081	$43,409,098
See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.
CONDENSED INCOME STATEMENTS

For the Three Months Ended September 30,		For the Nine Months Ended September 30,

2009	2008	2009	2008
(Unaudited)		(Unaudited)

Revenue	$9,916,357	$9,434,095	$31,045,283	$26,353,255
Cost of sales	7,356,561	7,275,902	23,590,336	20,341,376

Gross profit	2,559,796	2,158,193	7,454,947	6,011,879
Selling, general and administrative expenses	1,201,134	806,071	3,879,876	3,469,981
Income before provision for
income taxes	1,358,662	1,352,122	3,575,071	2,541,898

Provision for income taxes	414,000	460,000	1,216,000	860,000
Net income	$944,662	$892,122	$2,359,071	$1,681,898

Income per common share – basic	$0.16	$0.15	$0.39	$0.28

Income per common share – diluted	$0.15	$0.14	$0.38	$0.27

Shares used in computing income per common share:
Basic	5,995,465	5,979,364	5,991,969	5,943,689
Diluted	6,224,962	6,252,685	6,192,595	6,217,010

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,	2009	2008
(Unaudited)

Cash flows from operating activities
Net income	$2,359,071	$1,681,898
Adjustments to reconcile net income to net
cash used in operating activities
Depreciation and amortization	245,734	199,968
Deferred rent	5,872	15,092
Stock option expense	444,232	477,271
Tax benefit from stock option and warrant exercises	----	(278,000)
Deferred portion of provision for income taxes	(139,500)	(150,000)
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,021,489)	(1,192,290)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(5,611,170)	(4,701,732)
(Increase) decrease in prepaid expenses and other assets	306,849	(643,514)
Decrease in refundable income taxes	----	528,470
Increase in accounts payable and accrued expenses	1,769,967	2,083,359
Increase in billing in excess of costs on uncompleted contracts	238,156	----
Increase in income taxes payable	550,373	1,000
Decrease in other liabilities	(3,500)	----
Net cash used in operating activities	(1,855,405)	(1,978,478)
Cash used in investing activities – purchase of plant and equipment	(111,890)	(448,992)

Cash flows from financing activities:
Repayments of long-term debt	(472,369)	(10,904)
Proceeds from line of credit	2,700,000	1,400,000
Proceeds from exercise of stock options and warrants	-----	999,688
Tax benefit from stock option and warrant exercises	-----	278,000
Net cash provided by financing activities	2,227,631	2,666,784

Net increase in cash	260,336	239,314
Cash at beginning of period	424,082	338,391

Cash at end of period	$684,418	$577,705

Supplemental disclosures of cash flow information:

Non-cash Investing and Financing Activities:
Settlement of other receivables	$60,000	$	----
Equipment acquired under capital lease	$47,180		$62,850
Accrued expenses settled in exchange for common stock	$51,540		$82,547

Cash paid during the period for:
Interest	$172,235		$4,765

Income taxes	$808,627	$765,000

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The condensed financial statements of CPI Aerostructures, Inc. (the “Company”) as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments that, in the opinion of management, are necessary for fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01.  Such adjustments are of a normal, recurring nature.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

2. STOCK-BASED COMPENSATION

The Company accounts for compensation expense associated with stock options based on the fair value of the options on the date of issue.

The Company’s net income for the three and nine months ended September 30, 2009 includes approximately $40,000 and $444,000, respectively of non-cash compensation expense related to the Company’s stock options.  The Company’s net income for the three and nine months ended September 30, 2008 includes approximately $18,000 and $477,000, respectively, of non-cash compensation expense related to the Company’s stock options.  The non-cash compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model.  The following weighted-average assumptions were used for the options granted during the nine month period ended September 30, 2009:

Risk-free interest rate	1.65% - 1.66%,
Expected volatility	93.2% - 97.0%
Dividend yield	0%
Expected option term	5 years

CPI AEROSTRUCTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the status of the Company’s stock option plans as of September 30, 2009 and changes during the nine month period ended September 30, 2009 is as follows:

		Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Fixed Options	Options
Outstanding
at beginning of period	1,047,333	$6.42
Granted	125,000	6.38
Forfeited	(55,000)	10.00
Outstanding and expected to vest,
at end of period	1,117,333	$6.24	2.96	$1,867,883
Vested
at end of period	1,047,333	$6.19	2.33	$1,863,299

As of September 30, 2009, there was $268,309 of unrecognized compensation cost related to non-vested stock option awards which will be amortized through December 2010.

During the nine months ended September 30, 2009, no stock options were exercised.  During the nine months ended September 30, 2008, 21,250 stock options were exercised for cash resulting in proceeds to the Company of $141,688.

3.	DERIVATIVE INSTRUMENTS AND FAIR VALUE

Our use of derivative instruments has been to hedge interest rates. These derivative contracts are entered into with financial institutions.  We do not use derivative instruments for trading purposes and we have procedures in place to monitor and control their use.

We record these derivative financial instruments on the balance sheet at fair value.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in the results of operations.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

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

Derivative Instruments

In October 2008, the Company entered into an interest rate swap with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt.  The notional amount, maturity date, and currency of these contracts match those of the underlying debt.  The Company has designated this interest rate swap contract as a cash flow hedge.  The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item.  No material ineffectiveness was recognized in the quarter ended September 30, 2009.  As of September 30, 2009, we had a net deferred loss associated with cash flow hedges of approximately $94,000, due to the interest rate swap which has been included in Other Liabilities.

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

Fair Value

At September 30, 2009 and December 31, 2008, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	September 30, 2009
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long term debt	$5,596,685	$5,596,685

	December 31, 2008
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$3,321,874	$3,321,874

We estimated the fair value of debt using market quotes and calculations based on market rates.

CPI AEROSTRUCTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the fair values of those financial assets and liabilities measured on a recurring basis as of September 30, 2009:

Fair Value Measurements
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap	$ 94,075	--	$ 94,075	--
Total	$ 94,075	--	$ 94,075	--

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

As of September 30, 2009 and December 31, 2008, $94,075 and $128,056, respectively, was included in Other Liabilities related to the fair value of the Company’s interest rate swap, and $62,090 and $84,517, respectively, net of tax of $31,985 and $43,539, respectively, was included in Accumulated Other Comprehensive Loss.

The change in unrealized loss from the Company’s interest rate swap of $4,007 and $22,427 is included in other comprehensive income for the three and nine months ended September 30, 2009, respectively.   Other comprehensive income was $940,655 and $2,336,644 for the three and nine months ended September 30, 2009, respectively.

CPI AEROSTRUCTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

4. COSTS AND ESTIMATED EARNINGS ON UNCOMLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	September 30, 2009
	U.S
	Government	Commercial	Total

Costs incurred on uncompleted
contracts	$79,142,852	$27,669,072	$106,811,924
Estimated earnings	46,672,669	13,339,418	60,012,087
Sub-total	125,815,521	41,008,490	166,824,011
Less billings to date	97,666,898	25,919,083	123,585,981
Costs and estimated earnings
in excess of billings on
uncompleted contracts	$28,148,623	$15,089,407	$43,238,030

	December 31, 2008
	U.S
	Government	Commercial	Total
Costs incurred on uncompleted
contracts	$66,604,669	$21,555,809	$88,160,478
Estimated earnings	42,788,296	9,595,396	52,383,692
Sub-total	109,392,965	31,151,205	140,544,170
Less billings to date	78,849,843	23,829,311	102,679,154
Costs and estimated earnings in excess of billings on uncompleted contracts	$30,543,122	$7,321,894	$37,865,016

CPI AEROSTRUCTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The above amounts are included in the accompanying balance sheets under the following captions at September 30, 2009 and December 31, 2008:

	2009	2008
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 43,533,778	$ 37,922,608
Billings in excess of costs and estimated earnings on
uncompleted contracts	(295,748)	(57,592)

Totals	$ 43,238,030	$ 37,865,016

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the nine months ended September 30, 2009, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit earned on certain contracts of approximately $5,100,000, from that which would have been reported had the revised estimate been used as the basis of recognition of contract profits in prior years.

CPI AEROSTRUCTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
5.	INCOME PER COMMON SHARE

Basic income per common share is computed using the weighted average number of shares outstanding.  Diluted income per common share for the three and nine month periods ended September 30, 2009 and 2008 is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock.  Incremental shares of 229,497 and 200,627 were used in the calculation of diluted income per common share in the three and nine month periods ended September 30, 2009, respectively. Incremental shares of 420,000 and 603,333 were not included in the diluted earnings per share calculations for the three and nine month periods ended September 30, 2009, respectively, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.  Incremental shares of 273,321 were used in the calculation of diluted income per common share in the three month and nine month periods ended September 30, 2008. Incremental shares of 400,000 were not included in the diluted earnings per share calculations for the three month and nine month periods ended September 30, 2008 as their exercise price was in excess of the Company’s average stock price for the period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.

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

As of September 30, 2009, the Company was in compliance with all of the financial covenants contained in the credit agreement. As of September 30, 2009, the Company had $3,000,000 outstanding under the Sovereign Revolving Facility.

7.           LONG-TERM DEBT

On October 22, 2008, the Company obtained a $3,000,000 term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility”). Prior to entering into the term loan, the Company had borrowed $2,500,000 under the Sovereign Revolving Facility to fund the initial tooling costs related to a long-term contract award.  The Company used the proceeds from the Sovereign Term Facility to repay the borrowings under the Sovereign Revolving Facility and to pay for additional tooling related to the long-term contract. The Sovereign Term Facility bears interest at LIBOR (2.76% at September 30, 2009) plus 2.5% and is secured by all of the assets of the Company.

Concurrent with entering into the Sovereign Term Facility, Sovereign Bank amended the terms of the Sovereign Revolving Facility extending the term until August 2010 and amending the covenants, as defined in the agreement, commencing in the fourth quarter of 2008.

The terms and conditions of the Sovereign Revolving Facility are applicable to the Sovereign Term Facility.

CPI AEROSTRUCTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

CPI AEROSTRUCTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The maturities of the Sovereign Term Facility are as follows:

Nine months ending December 31,
2009	$150,000
Year ending December 31,
2010	600,000
2011	600,000
2012	600,000
2013	550,000
$2,500,000

Also included in long-term debt are capital leases of $59,555 at September 30, 2009, net of a current portion of $37,130.

8.           MAJOR CUSTOMERS

During the nine months ended September 30, 2009 and 2008, 37% and 51%, respectively, of revenue was directly from the U.S. government. In addition, during the nine months ended September 30, 2009, the Company’s three largest commercial customers accounted for 24%, 16% and 13% of revenue, respectively.  During the nine months ended September 30, 2008, the Company’s two largest commercial customers accounted for 17% and 15% of revenue, respectively.

9. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No.162 (the “Codification”) The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative. The Codification is effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed how the Company refers to U.S. GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

In June 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of Accounting Standards Codification (“ASC”) 855, incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. ASC 855 is effective for all interim and annual periods ending after September 15, 2009. We adopted ASC 855 upon its issuance and it had no material impact on our financial statements.

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. The new guidance is now a part of ASC 815, Derivatives and Hedging Activities. This statement requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The Company adopted ASC 815 on January 1, 2009.

CPI AEROSTRUCTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMNTS (UNAUDITED)
10.           SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date and through November 13, 2009, the financial statements issuance date, for appropriate accounting and disclosures.

CPI AEROSTRUCTURES, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Condensed Financial Statements and notes thereto contained in this report.

Forward Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The risks are included in Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented in this Form 10-Q and Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.  We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Marketing and New Business

During the nine months ended September 30, 2009, we received approximately $15.0 million of new contract awards, which included approximately $10.3 million of government prime contract awards, approximately $4.5 million of government subcontract awards and approximately $0.2 million of commercial subcontract awards, compared to a total of $49.0 million of new contract awards, of all types, in the same period last year, a 70% decrease.  This decrease is the result of weak national economic conditions, which are affecting buying decisions throughout the military and commercial markets.

We still have approximately $393 million in formalized bids outstanding as of September 30, 2009 and continue to make bids on contracts on a weekly basis. As mentioned previously, we have increased our marketing efforts for both government and commercial subcontracting opportunities. While we cannot predict the probability of obtaining or the timing of awards, some of these outstanding proposals are significant in amount.

CPI AEROSTRUCTURES, INC.
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The lengths of our contracts vary but are typically between nine months and two years for U.S. government contracts (although our T-38 contract and our C-5 TOP contract are for periods of ten years and seven years, respectively),  and up to ten years for commercial contracts. Except in cases where contract terms permit us to bill on a progress basis, we must incur upfront costs, such as for tooling, in producing assemblies and bill our customers upon delivery.  Because of the upfront costs incurred, the timing of our billings and the nature of the percentage-of-completion method of accounting described below, there can be a significant disparity between the periods in which (a) costs are expended, (b) revenue and earnings are recorded and (c) cash is received.

Critical Accounting Policies

Revenue Recognition

We recognize revenue from our contracts over the contractual period under the percentage-of-completion (“POC”) method of accounting.  Under the POC method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract.  Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned “Costs and estimated earnings in excess of billings on uncompleted contracts.”  Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned “Billings in excess of costs and estimated earnings on uncompleted contracts.”  Changes to the original estimates may be required during the life of the contract.  Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period the change becomes known.  The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods.  As a result, there can be a significant disparity between earnings (both for accounting and tax purposes) as reported and actual cash received by us during any reporting period.  We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however, we cannot assure that our estimates will be accurate.  If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods. Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to fund our work in process or to pay taxes until the reported earnings materialize as actual cash receipts.

Stock-Based Compensation

We account for compensation expense associated with stock options based on the fair value of the options on the date of issue.

CPI AEROSTRUCTURES, INC.
Item 2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

Revenue

Revenue for the three months ended September 30, 2009 was $9,916,357 compared to $9,434,095 for the same period last year, representing an increase of $482,262 or 5.1%.  For the nine months ended September 30, 2009 revenue was $31,045,283 compared to $26,353,255 for the same period last year, representing an increase of $4,692,028 or 17.8%.   The increase in revenue is primarily the result of work performed for Spirit Aerosystems on the Gulfstream G650 executive jet.

We generate revenue from government contracts for which we act as a prime contractor or as a subcontractor as well as from commercial contracts. Revenue generated from prime government contracts for the nine months ended September 30, 2009 was $9,973,342 compared to $13,438,102 for the nine months ended September 30, 2008, a decrease of $3,464,760 or 26%. Revenue generated from government subcontracts for the nine months ended September 30, 2009 was $10,851,080 compared to $8,764,412 for the nine months ended September 30, 2008, an increase of $2,086,668 or 24%.  Revenue generated from commercial contracts was $10,220,861 for the nine months ended September 30, 2009 compared to $4,150,741 for the nine months ended September 30, 2008, an increase of $6,070,120 or 146%.

Gross Profit

Gross profit for the three months ended September 30, 2009 was $2,559,796 compared to $2,158,193 for the three months ended September 30, 2008, an increase of $401,602. As a percentage of revenue, gross profit for the three months ended September 30, 2009 was 26%, compared to 23% for the same period last year. The increased gross margin percentage was a result of a favorable product mix, as well as favorable add on work on certain of our long-term programs which have increased gross margin in the near term.

Because of this favorable near term product mix, we expect gross margin percentage to remain constant for the remainder of 2009.

Gross profit for the nine months ended September 30, 2009 was $7,454,947 compared to $6,011,879 for the nine months ended September 30, 2008, an increase of $1,443,068. As a percentage of revenue, gross profit for the nine months ended September 30, 2009 was 24% compared to 23% for the same period last year. Gross profit percentage was within our expected range of 23%-25%.

CPI AEROSTRUCTURES, INC.
Item 2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2009 were $1,201,134 compared to $806,071 for the three months ended September 30, 2008, an increase of $395,063, or 49%.  For the nine months ended September 30, 2009, selling, general and administrative expenses were $3,879,876 compared to $3,469,981 for the same period last year, an increase of $409,895, or 12%.  The increase is primarily due to a $607,000 increase in salaries, the result of changing the classification of certain employees from factory overhead in 2008 to selling, general and administrative expenses in 2009, and an $168,000 increase in interest expense partially offset by a $194,000 decrease in consulting fees, a $115,000 decrease in public relation fees, and a $120,000 decrease in accrued bonus.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended September 30, 2009 was $1,358,662 compared to $1,352,122 for the same period last year, an increase of $6,540.  For the nine months ended September 30, 2009, income before provision for income taxes was $3,575,071 compared to $2,541,898 for the same period last year, an increase of $1,033,173, predominantly the result of the increase in gross profit described previously.

Provision for Income Taxes

Provision for income taxes was $1,216,000 for the nine months ended September 30, 2009, or 34% of pre-tax income.  For the three months ended September 30, 2009, the provision for income taxes was $414,000, or 30% of pre-tax income.  Provision for income taxes was $860,000 for the nine months ended September 30, 2008, or 34% of pre-tax income.  For the three months ended September 30, 2008, the provision for income taxes was $460,000, or 34% of pre-tax income.

CPI AEROSTRUCTURES, INC.
Item 2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Net Income

Net income for the three months ended September 30, 2009 was $944,662, or $0.16 per basic share, compared to net income of $892,122, or $0.15 per basic share, for the same period last year.  For the nine months ended September 30, 2009, net income was $2,359,071, or $0.39 per basic share, compared to net income of $1,681,898, or $0.28 per basic share, for the same period last year.  Diluted income per share for the three months ended September 30, 2009 was $0.15, calculated utilizing 6,224,962 average shares outstanding.  Diluted income per share for the nine months ended September 30, 2009 was $0.38, calculated utilizing 6,192,595 average shares outstanding. Diluted income per share for the three months ended September 30, 2008 was $0.14, calculated utilizing 6,252,685 average shares outstanding.  Diluted income per share for the nine months ended September 30, 2008 was $0.27, calculated utilizing 6,217,010 average shares outstanding.

Liquidity and Capital Resources

General

At September 30, 2009, we had working capital of $37,618,135 compared to $35,135,395 at December 31, 2008, an increase of $2,482,740, or 7%.

Cash Flow

A large portion of our cash is used to pay for materials and processing costs associated with contracts that are in process and which do not provide for progress payments.  Contracts that permit us to bill on a progress basis must be classified as “on time” for us to apply for progress payments.  Costs for which we are not able to bill on a progress basis are components of “Costs and estimated earnings in excess of billings on uncompleted contracts” on our condensed balance sheets and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed.  These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms.

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

At September 30, 2009, we had a cash balance of $684,418 compared to $424,082 at December 31, 2008.  Our costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, increased by approximately $5,373,000 during the nine months ended September 30, 2009.  The increase in costs and estimated earnings in excess of billings on uncompleted contracts and accounts payable was primarily due to higher levels of procurement and production related to work on new contract awards and advances made to expedite delivery of tooling required for our new long-term contracts with Spirit and Northrop-Grumman.  In order to perform on new programs we may be required to expend up-front costs, which may not have been negotiated into our selling price.  In the case of significant program delays and/or program cancellations, we could be required to bear impairment charges which may be material, for costs that are not recoverable.  Such charges and the loss of up-front costs could have a material impact on our liquidity.

CPI AEROSTRUCTURES, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Facilities

Line of Credit

In August 2007, we entered into a two-year, $2,500,000 revolving credit facility with Sovereign Bank (the “Sovereign Revolving Facility”), secured by all of our assets. The Sovereign Revolving Facility specifies an interest rate equal to the lower of LIBOR plus 2% or Sovereign Bank’s prime rate.  The Sovereign Revolving Facility contains financial covenants related to interest coverage, net income and capital expenditures, as defined in the credit agreement.  As of September 30, 2009, we were in compliance with all of the financial covenants contained in the credit agreement.

On July 7, 2009, the Company and Sovereign Bank amended the terms of the Sovereign Revolving Facility, increasing the existing revolving credit facility under the Credit Agreement from an aggregate of $2,500,000 to an aggregate of $3,500,000 and extending the term of the revolving credit facility from August 2010 to August 2011. In addition, the interest rate of borrowings under the revolving credit facility was amended to (i) the greater of 4.0% or 3.5% in excess of the LIBOR Rate or (ii) the greater of 4.0% or 0.75% in excess of Sovereign Bank’s prime rate, as elected by the Company in accordance with the Credit Agreement.  The effective rate as of September 30, 2009 was 4.00%.  The Credit Agreement was further amended to increase the commitment fee from 0.25% to 0.50% per annum on the average daily unused portion of the revolving credit commitment commencing September 30, 2009, and to permit the Company’s sale of certain accounts receivable. As of September 30, 2009, we had $3,000,000 outstanding under the Sovereign Revolving Facility.

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

Item 3 – Quantitive and Qualitative Disclosure About Market Risk

Not Applicable

Item 4T – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has established disclosure controls and procedures designed to ensure that information the Company is required to disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms.  Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information the Company is required to disclose in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

Based on an evaluation of the Company’s disclosure controls and procedures as of September 30, 2009 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

CPI AEROSTRUCTURES, INC.

Part II:  Other Information

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 26, 2009, which could materially affect our business, financial condition or results of operations. Other than the modification to the risk factors set forth below, there have been no material changes to the Company’s risk factors previously disclosed in our 2008 Annual Report on Form 10-K.

We incur risk associated with new programs

New programs with new technologies typically carry risks associated with design changes, development of new production tools, increased capital and funding commitments, ability to meet customer specifications, delivery schedules and unique contractual requirements, supplier performance, ability of the customer to meet its contractual obligations to us, and our ability to accurately estimate costs associated with such programs.  In addition, any new program may not generate sufficient demand or may experience technological problems or significant delays in the regulatory or other certification or manufacturing and delivery schedule.  If we were unable to perform our obligations under new programs to the customer’s satisfaction, if we were unable to manufacture products at our estimated costs, or if a new program in which we had made a significant investment was terminated or experienced weak demand, delays or technological problems, then our business, financial condition and results of operations could be materially adversely affected.  This risk includes the potential for default, quality problems, or inability to meet weight requirements, as well as our inability to negotiate final pricing for program changes, and could result in low margin or forward loss contracts, and the risk of having to write-off inventory if it were deemed to be unrecoverable over the life of the program.  In addition, beginning new work on existing programs also carries risk associated with the transfer of technology, knowledge and tooling.

In order to perform on new programs we may be required to expend up-front costs which may not have been negotiated in our selling price.  Additionally, we may have made margin assumptions related to those costs, that in the case of significant program delays and/or program cancellations, or if we are not successful in negotiating favorable margin on scope changes, could cause us to bear impairment charges which may be material, for costs that are not recoverable..  Such charges and the loss of up-front costs could have a material impact on our liquidity.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item  3 – Defaults Upon Senior Securities

None.

CPI AEROSTRUCTURES, INC.
Item 4 – Submission of Matters to a Vote of Security Holders

None.

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

CPI AEROSTRUCTURES, INC.

Dated: November 13, 2009	By: /s/ Edward J Fred
Edward J. Fred
Chief Executive Officer and President

Dated: November 13, 2009	By: /s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer