Form 10-K
CPI AEROSTRUCTURES INC
filed 2010-03-23
CIK 889348

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number 1-11398

CPI AEROSTRUCTURES, INC.
(Exact name of registrant as specified in its charter)

New York	11-2520310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Heartland Blvd., Edgewood, New York 11717
(Address of principal executive offices)

(631) 586-5200
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $.001 par value	NYSE Amex

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

Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of  Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐     No  ☒

As of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on the NYSE Amex of $6.90) held by non-affiliates of the registrant was $34,465,431.

As of March 22, 2010, the registrant had 6,048,756 common shares, $.001 par value, outstanding.

 Documents Incorporated by Reference:

Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

CPI AEROSTRUCTURES, INC.
FORM 10-K ANNUAL REPORT-2009

PART I

Item 1.  BUSINESS

General

CPI Aerostructures, Inc. (“CPI Aero®” or the “Company”) is engaged in the contract production of structural aircraft parts principally for the U.S. Air Force and other branches of the U.S. armed forces, either as a prime contractor or as a subcontractor to other defense prime contractors.  CPI Aero also acts as a subcontractor to prime aircraft manufacturers in the production of commercial aircraft parts.  Our strategy for growth has focused on government and military sales as a prime contractor and increasingly as a subcontractor for other defense prime contractors.  Due to our success as a subcontractor to defense prime contractors we have pursued opportunities to increase our commercial subcontracting business.

As a prime contractor supplying structural aircraft parts to the U.S. Government, we deliver skin panels, leading edges, flight control surfaces, engine components, wing tips, cowl doors, nacelle assemblies and inlet assemblies for military aircraft such as the C-5A “Galaxy” cargo jet, the T-38 “Talon” jet trainer, the C-130 “Hercules” cargo jet, the A-10 “Thunderbolt” attack jet, and the E-3 “Sentry” AWACS jet.  In 2009, we were awarded approximately $10.6 million of prime contracts from the U.S. Government, compared to $9.2 million in 2008 and $22.7 million in 2007. Twenty - eight percent, 49% and 63% of our revenue in 2009, 2008 and 2007 respectively, was generated by prime government contract sales.

As a subcontractor to leading defense prime contractors such as Northrop Grumman Corporation (“NGC”), The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed”), Sikorsky Aircraft Corporation (“Sikorsky”) and Vought Aircraft Industries, Inc. (“Vought”), we deliver various pods, and modular and structural assemblies for military aircraft such as the UH-60 “Black Hawk” helicopter, the A-10 attack jet, the MH-60S mine counter measure helicopter and the C-5A cargo jet.  In 2009, we were awarded approximately $6.9 million of government subcontracts from prime contractors, compared to $36.2 million in 2008 and $9.0 million in 2007. Forty - three and 30% of our revenue in 2009 and 2008, respectively, was generated by subcontracts with defense prime contractors.

We also operate as a subcontractor to prime contractors, including Sikorsky and Spirit AeroSystems, Inc. (“Spirit”), in the production of commercial aircraft parts.  For Sikorsky, we deliver various kits and assemblies for the S-92 civilian helicopter. In 2009, we were awarded approximately $5.9 million of commercial subcontracts from prime contractors.  Twenty - nine percent, 21% and 7% of our revenue in 2009, 2008 and 2007 respectively, was generated by commercial contract sales.

CPI Aero has over 29 years of experience as a contractor, completing over 2,500 contracts to date.  Most members of our management team have held management positions at large aerospace contractors, including NGC, Lockheed and The Fairchild Corporation.  Our technical team possesses extensive technical expertise and program management and integration capabilities. Our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products.  While the larger prime contractors compete for significant modification awards and subcontract components to other suppliers, they generally do not compete for awards for smaller modifications or spare and repair parts, even for planes for which they are the original manufacturer.  We qualify as a “small business” in connection with U.S. government contract awards because we have less than 1,000 employees, and this allows us to compete for military awards set aside for companies with this small business status.

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

Significant Contracts

Some of our significant contracts are as follows:

Military Aircraft – Prime Contracts with U.S. Government

T-38 “Talon”  The T-38 Talon is a twin-engine, high-altitude, supersonic jet primarily used for pilot training that first flew in 1959.  More than 1,100 were delivered to the Air Force between 1961 and 1972, when production ended.  There are approximately 500 T-38’s in active service with the Air Force, which has a program designed to extend the structural life of the T-38 until 2020.  In 2001, we were awarded a ten-year contract to build the structural inlets for the T-38 Propulsion Modification Program. At the time, the T-38 contract was the largest in our history, worth an estimated $61 million over the life of the program.  The length and size of this program allowed us to develop a long-term backlog and establish ourselves as a successful prime contractor for larger and longer term programs.  The T-38 contract accounted for approximately 6% of our revenue for 2009.

C-5A “Galaxy”.  The C-5A Galaxy cargo jet is one of the largest aircraft in the world and can carry a maximum cargo load of 270,000 pounds.  Lockheed delivered the first C-5A in 1970.  The C-5A Galaxy carries fully equipped combat-ready military units to any point in the world on short notice and then provides field support to sustain the fighting force.  The Air Force has created a comprehensive program to ensure the capabilities of its C-5A fleet until 2040.  We are one of the leading suppliers of structural spare parts and assemblies for the C-5A aircraft. We assemble numerous C-5A parts, including panels, slats, spoilers and wing-tips and are the only supplier of C-5A wing-tips to the U.S. government.  Like the C-5A itself, the wing-tip is a large structure and is expensive – costing up to $750,000 for each replacement piece.  Our first C-5A contract was approximately $590,000 of structural spares and was awarded in 1995.  In 2004, the Air Force awarded us a seven-year TOP contract to build an assortment of parts for the C-5A, including wing tips and panels.    Since 1995, we have received releases under contracts for C-5A parts aggregating approximately $87 million, including $17.9 million from the TOP contract.  Future releases under the TOP contract are unpredictable.  C-5A contracts accounted for approximately 18% of our revenue for 2009.

Military Aircraft – Subcontracts with Prime Contractors

E-2D “Hawkeye” The NGC E-2 Hawkeye is an all-weather, aircraft carrier-based tactical Airborne Early Warning (AEW) aircraft. The twin turboprop aircraft was designed and developed in the 1950s by Grumman for the United States Navy as a replacement for the E-1 Tracer. The United States Navy aircraft has been progressively updated with the latest variant, the E-2D, first flying in 2007. In 2008, we received an initial $7.9-million order from NGC to provide structural kits for the E-2D. We value the long-term agreement at approximately $98 million over an eight-year period, with the potential to be in excess of $150 million over the life of the aircraft program.

A-10 “Thunderbolt”  The A-10 Thunderbolt II is a single-seat, twin-engine, straight-wing jet aircraft developed by Fairchild-Republic for the United States Air Force to provide close air support (CAS) of ground forces by attacking tanks, armored vehicles, and other ground targets with a limited air interdiction capability. It is the first U.S. Air Force aircraft designed exclusively for close air support.  The A-10's official name comes from the Republic P-47 Thunderbolt of World War II, a fighter that was particularly effective at close air support. The A-10 is more commonly known by its nickname "Warthog" or simply "Hog".

In 2008, we received an initial order of $3.2 million from the Boeing Integrated Defense Systems unit of The Boeing Company (“Boeing”) in support of its $2 billion award to produce up to 242 enhanced wings for the A-10.

Commercial Aircraft – Subcontracts with Prime Contractors

Gulfstream G650 In March 2008, Spirit awarded us a contract to provide Spirit leading edges for the Gulfstream G650 business jet, a commercial program that Spirit is supporting.  During 2009 we renegotiated the unit pricing for add-on work, engineering changes and tooling charges with Spirit for this multi–year contract.  As a result of this renegotiation, we estimate the value of this contract to be approximately $46.9 million.  In addition, the tooling portion of this contract of approximately $5.6 million is to be paid in 4 installments through July 2011. The Spirit contract accounted for approximately 21% of our revenue for 2009.

Sales and Marketing

We obtain contracts for our products and services through the process of competitive bidding. Our average sales cycle, which generally commences at the time a prospective customer issues a request for proposal and ends upon delivery of the final product to the customer, typically ranges from six months to two years for U.S. government prime contracts (although our T-38 contract and our C-5 contract are for periods of 10 years and 7 years, respectively).  Our military customers have included Defense Supply Center Richmond, Wright-Patterson Air Force Base (AFB), Warner Robins AFB, Tinker AFB, NAVICP, Hill AFB, U.S. Army Redstone Arsenal.  Our commercial customers have included Sikorsky, Boeing, B.F. Goodrich (Rohr), NGC, Lockheed, Nordam, Hupp and Spirit.

As of March 15, 2010, we had over $270 million in bids outstanding, and we continue to make bids on contracts on a weekly basis. We generally bid on 10 to 15 contracts per week.  Historically we have won approximately 14% of the contracts on which we have bid that have been awarded.  As we focus our marketing efforts more on subcontracting work the number of bids per week has declined, however the average bid size has increased.

The Market

The majority of our parts are sold for use by the U.S. Military.  Accordingly, the national defense budget and procurement funding decisions drive demand for our business.  The U.S. Department of Defense (DoD) budget has been increasing over the past few years government spending requirements for procurement, operations and maintenance for 2010 and beyond will continue to be affected by the global war on terrorism through the continued need for military missions and reconstruction efforts in Iraq and Afghanistan and the related fiscal consequences of war.

Notwithstanding defense budget increases and the DoD’s commitment to maintaining support for aging aircraft, there has been a significant slowdown in government contract awards as well as releases under previously awarded contracts.  Faced with the uncertainties of appropriations and timing of contract awards and releases under previously awarded contracts, which we believe were driven by the uncertainties of war, the market, change in presidential administrations  and economic trends, we have expanded our activities to include operating as a subcontractor to leading aerospace prime contractors.  While uncertainties in government contract awards also affected these prime contractors, because they are able to bid on and receive contract awards for different programs than we are, we believe that pursuing such opportunities has enabled us to access programs that we would not otherwise be able to access given our smaller size and resources.  By increasing our customer base, we have positioned our company to take advantage of additional market opportunities and reduce the impact of the slowdown in government contract awards and releases.  In 2008 we had our best subcontracting year ever as we were awarded approximately $36 million of government subcontracts from prime contractors.  In 2009 we had approximately $7 million in government subcontracts, which was significantly below the 2008 amount, predominately because of  $8.2 million and $13.2 million of awards in 2008 on the NGC E-2D program and the Boeing A-10 programs, respectively.

Our success as a subcontractor to defense prime contractors has provided us with opportunities to act as a subcontractor to prime contractors in the production of commercial aircraft parts.  In 2009, we were awarded approximately $5.9 million of commercial subcontracts from prime contractors.

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders.  Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation.  Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty.  Congress often appropriates funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years.  Therefore, our funded backlog does not include the full value of our contracts.  Our backlog as of December 31, 2009 and 2008 was as follows:

Backlog	December 31, 2009	December 31, 2008
Funded	$35,484,000	$38,369,000
Unfunded	193,998,000	205,822,000
Total	$229,482,000	$244,191,000

Approximately 83% of the total amount of our backlog at December 31, 2009 was attributable to government contracts.  All of the funded backlog at December 31, 2009 is expected to be recognized as revenue during 2010.  Our unfunded backlog is primarily comprised of the long-term contracts that we received from Boeing, Spirit and NGC during 2008.  These long-term contracts are expected to have yearly orders which will be funded in the future.

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

Competition

We face competition in our role as both a prime contractor to the U.S. government and as a subcontractor to military and commercial aircraft manufacturers.   We compete with numerous larger, well-established prime contractors engaged in the supply of aircraft parts and assemblies to the military, including NGC, Lockheed, Boeing,  The Nordam Group and Vought.  All of these competitors possess significantly larger infrastructures, greater resources and the capabilities to respond to much larger contracts.  In certain instances, we also may act as a subcontractor to some of these major prime contractors.  We also compete against smaller contractors such as AeroComponents, Aerospace Engineering and Support, GSE Dynamics, Honeycomb Company of America, Alton Iron Works, B&B Devices and Precision Manufacturing Solutions.

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

Employees

As of March 22, 2010, we had 91 full-time employees.  We employ temporary personnel with specialized disciplines on an as-needed basis.  None of our employees is a member of a union.  We believe that our relations with our employees are good.

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

Risks related to our business

We depend on government contracts for a significant portion of our revenues.

We are a supplier, either directly or as a subcontractor, to the U.S. government and its agencies, principally the U.S. Air Force.  Twenty-eight of revenue for 2009, 79% of revenue for 2008 and 93% of revenue for 2007 was derived from government contract sales.  Two of our prime contracts, for the T-38 “Talon” and the C-5A, accounted for approximately 24% and 45% of our revenue for 2009 and 2008, respectively, and one of our government subcontracts, for the A-10 Thunderbolt accounted for approximately 18% of our revenue for 2009.  We depend on government contracts for a significant portion of our business.  If we are suspended or barred from contracting with the U.S. government, if our reputation or relationship with individual federal agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially adversely affected.

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

We recognize revenue from our contracts over the contractual period under the percentage-of-completion (POC) method of accounting.  Under the POC method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract.  Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned “Costs and estimated earnings in excess of billings on uncompleted contracts.”  Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned “Billings in excess of costs and estimated earnings on uncompleted contracts.”  Changes to the original estimates may be required during the life of the contract.  Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in the financial statements in the period the change becomes known.  The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods.  As a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by us during any reporting period.  We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however, one cannot be assured that our estimates will be accurate.  If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods.  Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to pay taxes until the reported earnings materialize to actual cash receipts.

If the contracts associated with our backlog were terminated, our financial condition would be adversely affected.

The maximum contract value specified under each government contract that we enter into is not necessarily indicative of the revenues that we will realize under that contract.  Because we may not receive the full amount we expect under a contract, we may not accurately estimate our backlog because the actual accrual of revenues on programs included in backlog may never occur or may change.  Cancellations of pending contracts or terminations or reductions of contracts in progress could have a material adverse effect on our business, prospects, financial condition or results of operations.  As of December 31, 2009, our backlog was approximately $229.5 million, of which 15% was funded and 85% was unfunded.

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

Our management determined that as of December 31, 2009, our internal control over financial reporting was effective based on criteria created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) set forth in Internal Control – Integrated Framework (1992).  However, if material weaknesses are identified in our internal control over financial reporting in the future, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to implement remedial measures.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Such remedial measures could be expensive and time consuming and could potentially cause investors to lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

Item 2.                      PROPERTIES

CPI Aerostructures’ executive offices and production facilities are situated in an approximate 60,000 square foot building located at 60 Heartland Blvd., Edgewood, New York 11717.  CPI Aerostructures occupies this facility under a ten-year lease that commenced in January 2005.  The current monthly base rent is $36,227, plus real estate taxes.  Our base rent increases at 3% per year through 2014.  We believe that our facilities are adequate for our current needs.

Item 3.                      LEGAL PROCEEDINGS

None

Item 4.                      RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are listed on the NYSE Amex under the symbol CVU.  The following table sets forth for 2009 and 2008, the high and low sales prices of our common shares for the periods indicated, as reported by the NYSE Amex.

Period	High	Low
2008
Quarter Ended March 31, 2008	$9.00	$7.53
Quarter Ended June 30, 2008	$8.40	$7.30
Quarter Ended September 30, 2008	$8.52	$6.50
Quarter Ended December 31, 2008	$8.05	$4.62
2009
Quarter Ended March 31, 2009	$6.75	$3.52
Quarter Ended June 30, 2009	$8.30	$6.25
Quarter Ended September 30, 2009	$8.18	$5.85
Quarter Ended December 31, 2009	$7.40	$5.80

On March 19, 2010, the closing sale price for our common shares on the NYSE Amex was $7.85.   On March 19, 2010, there were 183 holders of record of our common shares and, we believe, over 2,200 beneficial owners of our common shares.

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

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

None

Equity Compensation Plan Information

The following table sets forth certain information at December 31, 2009 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	1,052,333	$6.47	539,167

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth our financial data as of the dates and for the periods indicated.  The data has been derived from our audited financial statements.  The selected financial data should be read in conjunction with our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Statement of Operations Data:	Years Ended December 31,
	2009	2008	2007	2006	2005

Revenue	$43,906,825	$35,588,831	$27,985,476	$17,907,989	$25,526,404

Cost of sales	32,597,208	27,065,243	20,596,085	16,264,351	19,513,391

Gross profit	11,309,617	8,523,588	7,389,391	1,643,638	6,013,013

Selling, general and administrative expenses	5,197,663	4,717,080	4,355,027	3,551,974	3,342,729

Income (loss) from operations	6,111,954	3,806,508	3,034,364	(1,908,336)	2,670,284

Other income (expense):
Interest/ other income	2,014	78,952	4,973	6,656	5,463
Interest expense	(252,961)	(31,847)	(22,441)	(20,326)	(18,314)
Total other income (expense), net	(250,947)	47,105	(17,468)	(13,670)	(12,851)

Income (loss) before taxes	5,861,007	3,853,613	3,016,896	(1,922,006)	2,657,433
Provision for (benefit from) income taxes	1,915,000	1,263,000	1,110,000	(657,000)	1,138,000

Net income (loss)	$3,946,007	$2,590,613	$1,906,896	$(1,265,006)	$1,519,433

Income (loss) per common share – basic	$0.66	$0.44	$0.34	$(0.23)	$0.28

Income (loss) per common share – diluted	$0.64	$0.42	$0.32	$(0.23)	$0.25

Basic weighted average number of common shares outstanding	5,994,326	5,952,703	5,673,903	5,446,711	5,422,101
Diluted weighted average number of common shares outstanding	6,156,628	6,203,789	6,028,480	5,446,711	6,114,808

Balance Sheet Data:		At December 31,
	2009	2008	2007	2006	2005

Cash	$2,224,825	$424,082	$338,391	$38,564	$877,182

Costs and estimated earnings in excess of billings on uncompleted contracts	43,018,221	37,865,016	31,148,181	28,783,708	28,389,202

Total current assets	51,098,046	41,823,767	35,575,822	31,006,495	31,458,345

Total assets	52,537,131	43,351,506	36,620,572	32,160,187	32,687,784

Total current liabilities	11,979,596	6,688,372	6,858,854	5,883,991	5,428,429

Working capital	39,118,450	35,135,395	28,716,968	25,122,504	26,029,916

Short-term debt	2,836,592	920,668	1,103,701	392,188	87,617

Long-term debt	1,801,357	2,401,206	7,605	-----	42,188

Shareholders’ equity	38,517,514	33,983,150	29,603,514	26,177,655	27,162,272

Total liabilities and shareholders’ equity	52,537,131	43,351,506	36,620,572	32,160,187	32,687,784

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

Among our significant contracts are:

•
A long-term requirements contract of approximately $70 million from The Boeing Company for assemblies for 242 enhanced wings for the A-10 “Thunderbolt” attack jet. The initial orders under this contract were for $13.2 million.

•
An initial order of $7.9 million as part of a $98 million agreement from NGC to provide structural kits for an in-production aircraft. The 8-year agreement has the potential to generate up to $150 million in revenue over the life of the program.

•
A long-term multi-million dollar contract from Spirit AeroSystems for major aerostructure assemblies for the Gulfstream G650 aircraft for which we will build fixed leading edge assemblies.  We anticipate that this contract will generate significant revenue for us in the future. The initial order is valued at approximately $3.5 million.  Deliveries of these assemblies began in 2009 and continue through 2014.

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

Critical Accounting Policies

Revenue Recognition

We recognize revenue from our contracts over the contractual period under the percentage-of-completion (POC) method of accounting.  Under the POC method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract.  Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned “Costs and estimated earnings in excess of billings on uncompleted contracts.”  Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned “Billings in excess of costs and estimated earnings on uncompleted contracts.”  Changes to the original estimates may be required during the life of the contract.  Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in the financial statements in the period the change becomes known.  The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods.  As a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by us during any reporting period.  We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however, we cannot assure you that our estimates will be accurate.  If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods.  Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to pay taxes until the reported earnings materialize to actual cash receipts.

Results of Operations

Year Ended December 31, 2009 as Compared to the Year Ended December 31, 2008

Revenue.  Revenue for the year ended December 31, 2009 was $43,906,825 compared to $35,588,831 for the same period last year, representing an increase of $8,317,994 or 23%.  The increase in revenue is primarily the result of work performed on our three major subcontract awards won in 2008.  The Gulfstream G650 program, Boeing A-10 program and NGC E-2D program accounted for 21.4%, 17.7% and 6.3% of our revenue in 2009, respectively.

Overall, revenue generated from prime government contracts for the year ended December 31, 2009 was $12,249,372 compared to $17,412,962 for the year ended December 31, 2008, a decrease of $5,163,590 or 30%.  Revenue generated from government subcontracts for the year ended December 31, 2009 was $18,826,766 compared to $10,766,994 for the year ended December 31, 2008, an increase of $8,059,772 or 75%, primarily the result of the A-10 and E-2D programs.  Revenue generated from commercial contracts was $12,830,687 for the year ended December 31, 2009 compared to $7,408,875 for the year ended December 31, 2008, an increase of $5,421,812 or 73%, primarily a result of the G650 program.

During the year ended December 31, 2009, we received approximately $23.4 million of new contract awards, which included approximately $10.6 million of government prime contract awards, approximately $6.9 million of government subcontract awards and approximately $5.9 million of commercial subcontract awards, compared to $55.4 million of new contract awards in 2008, which included $9.2 million of government prime contract awards, $36.2 million of government subcontract awards and $10.0 million of commercial contract awards.

As of December 31, 2009, we had approximately $270 million in bids outstanding.  We continue to make bids on contracts on a weekly basis.

As the above results show, the Company has had success in our efforts to increase our subcontract business and as a result we expect to continue to focus our marketing efforts in this area for the foreseeable future.

Gross profit.  Gross profit for the year ended December 31, 2009 was $11,309,617 compared to $8,523,588 for the year ended December 31, 2008, an increase of $2,786,029.  As a percentage of revenue, gross profit for the year ended December 31, 2009 was 25.8% compared to 24.0% for the same period last year. The increase in gross margin percentage was the result of better margins obtained on our new long-term programs as these programs mature and as we have renegotiated pricing on program changes and add on orders
.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the year ended December 31, 2009 were $5,197,663 compared to $4,717,080 for the year ended December 31, 2008, an increase of $480,583, or 10.2%.  This increase was primarily due to an approximately $835,000 increase in salaries, the result of changing the classification of certain employees from factory overhead in 2008 to selling, general and administrative expenses in 2009 offset by a decrease in consulting fees of approximately $219,000 and a decrease in public company fees of approximately $115,000.

Interest Expense. Interest expense for the year ended December 31, 2009 was $252,961, compared to $31,847 for 2008, an increase of $221,114 or 694%.  Interest expense is increased due to the Company entering into a new term loan with Sovereign Bank in October 2008, for the purpose of funding tooling on new commercial contracts.

Income from operations.  We had income from operations for the year ended December 31, 2009 of $6,111,954 compared to $3,806,508 for the year ended December 31, 2008.  The increase in income was a result of higher revenue and gross margin as described previously.

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

Income from operations.  We had income from operations for the year ended December 31, 2008 of $3,806,508 compared to $3,034,364 for the year ended December 31, 2007.  The increase in income was a result of higher sales.

Business Outlook

Our expectations for 2010 are as follows:

•	Revenue in the range of $48-$51 million, a 9%-16% increase over 2009, primarily due to the continued increase in work on our three major long-term programs (A-10, E-2D and G650);

•	Gross margin percentage in the range of 24%-26%, comparable to our 2009 gross margin percentage;

•	Net income in the range of $4.3-$4.8 million, a 10%-23% increase over 2009, primarily due to the expected increased revenue described above.

Our future results of operations and other forward looking statements contained in this Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, involve risks and uncertainties which could cause actual results to differ materially from our expectations.  See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.”  The statements in the “Business Outlook” section and other forward-looking statements of this Form 10-K are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times.

Liquidity and Capital Resources

General. At December 31, 2009, we had working capital of $39,118,450 compared to $35,135,395 at December 31, 2008, an increase of $3,983,055, or 11.3%.

Cash Flow. A large portion of our cash is used to pay for materials and processing costs associated with contracts that are in process and which do not provide for progress payments.  Costs for which we are not able to bill on a progress basis are components of “Costs and estimated earnings in excess of billings on uncompleted contracts” on our balance sheet and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed.  These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms.

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

Our costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, increased by approximately $5,153,000 during the year ended December 31, 2009.  The net increase in costs and estimated earnings in excess of billings on uncompleted contracts was primarily due to higher levels of procurement and production related to work on new contract awards and advances made to expedite delivery of tooling required for our new long-term contracts with Boeing, Spirit and NGC.  In order to perform on new programs we may be required to expend up-front costs, that may have to be amortized over a portion of production units.  In the case of significant program delays and/or program cancellations, we could be required to bear impairment charges which may be material, for costs that are not recoverable.  Such charges and the loss of up-front costs could have a material impact on our liquidity.  Our costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, increased during the year, however when compared to the balances at September 30, 2009 the balance declined by $220,000 as we have been able to begin billing certain of our long-term contracts.

Additionally, at December 31, 2009, our cash balance was $2,224,825 compared to $424,082 at December 31, 2008, an increase of $1,800,743 and our accounts receivable balance at December 31, 2009 increased to $5,403,932 from $2,975,012 at December 31, 2008 and $4,996,501 at September 30, 2009.

Sovereign Bank Credit Facilities. In August 2007, we entered into a new two-year, $2.5 million revolving credit facility with Sovereign Bank (the “Sovereign Revolving Facility”), secured by all of our assets.  On July 7, 2009, the Company and Sovereign Bank amended the terms of the Sovereign Revolving Facility, increasing the existing revolving credit facility under the Credit Agreement from an aggregate of $2,500,000 to an aggregate of $3,500,000 and extending the term of the revolving credit facility from August 2010 to August 2011.

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

As of December 31, 2009, the Company was in compliance with all of the financial covenants contained in the credit agreement. As of December 31, 2009, the Company had $2,200,000 outstanding under the Sovereign Revolving Facility.

On October 22, 2008, we obtained a $3 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility”).  Prior to entering into the term loan we had borrowed $2.5 million under the Sovereign Revolving Facility to fund the initial tooling costs related to the previously mentioned long-term contract with Spirit.  We used the proceeds from the Sovereign Term Facility to repay the borrowings under the Sovereign Revolving Facility and to pay for additional tooling related to the Spirit contract.  The Sovereign Term Facility bears interest at the lower of LIBOR plus 2.5% or Sovereign Bank’s prime rate (2.735% as of December 31, 2009) and is secured by all of our assets.

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

Contractual Obligations. The table below summarizes information about our contractual obligations as of December 31, 2009 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

Contractual Obligations	Payments Due By Period ($)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$2,350,000	$600,000	$1,200,000	$550,000	-
Capital Lease Obligations	87,949	36,592	51,357	-	-
Operating Leases	2,308,029	434,728	908,972	964,329	-
Employment Agreement Compensation**	3,218,000	1,142,000	2,076,000	-	-
Interest Rate Swap Agreement	52,874	-	52,874	-	-
Total Contractual Cash Obligations	$8,016,852	$2,213,320	$4,289,203	$1,514,329	$-

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

Interest rate Swap Agreement.

As of December 31, 2009, the fair value of our interest rate swap agreement recorded in other non-current liabilities in our balance sheet was $80,113, which represented the estimated amount that would be payable upon unwinding the interest rate swap agreement based on market conditions at the time.  Changes in the fair value of the interest rate swap agreement are reflected as an adjustment to current and non-current liabilities with an offsetting adjustment to the other comprehensive income (loss) as such hedges are deemed fully effective.

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

Based on an evaluation of the Company’s disclosure controls and procedures as of December 31, 2009 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of December 31, 2009.

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework (1992) created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

On March 23, 2010, we issued a press release announcing our results of operations and financial condition for the 2009 fourth quarter and year-end December 31, 2009.  The press release is attached hereto as Exhibit 99.1

PART III
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

See Item 14.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Items 10, 11, 12, 13 and 14 will be contained in our definitive proxy statement for our 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Exchange Act, and incorporated herein by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Exhibit Number	Name of Exhibit	No. in Document
3.1	Certificate of Incorporation of the Company, as amended. (1)	3.1
3.1(a)	Certificate of Amendment of Certificate of Incorporation filed on July 14, 1998. (3)	3.1(a)
3.2	Amended and Restated By-Laws of the Company. (11)	3.2
4.1	Form of Warrant issued to designees of EarlyBirdCapital, Inc., dated February 19, 2003. (7)	4.7
10.1	1992 Stock Option Plan. (1)	10.3
10.2	1995 Employee Stock Option Plan. (2)	10.4
10.3	Form of military contract. (1)	10.7
10.4	1998 Performance Equity Plan. (3)	10.28
10.5	Performance Equity Plan 2000. (4)	10.29
10.5.1	Amendment to Performance Equity Plan 2000 (9)	10.6.1
*10.6	Stock Option Agreement, dated August 14, 2001, between Edward J. Fred and the Company. (5)	10.35
*10.7	Stock Option Agreement between the Company and Edward J. Fred, dated June 18, 2002. (6)	10.56
10.8	Form of Merger & Acquisition Agreement, between EarlyBirdCapital, Inc. and the Company. (7)	10.26
10.9	Registration Rights Agreement between the Company and Chemical Investments dated February 26, 2002, as assigned to Crescendo Partners, II. (7)	10.27
10.9.1	Schedule of Omitted Document in the form of Exhibit 10.9, including material detail in which such document differs from Exhibit 10.9. (7)	10.27.1
*10.10	Stock Option agreement between Vincent Palazzolo and the Company, dated as of May 17, 2004 (8)	10.22
*10.11	Employment Agreement between Vincent Palazzolo and the Company, dated as of December 16, 2009. (10)	10.23

*10.12	Stock Option Agreement between the Company and Vincent Palazzolo, dated December 1, 2006 (9)	10.24
*10.13	Amended and Restated Employment Agreement between Edward J. Fred and the Company, dated December 16, 2009. (10)	10.23
10.14	Credit Agreement between CPI Aerostructures, Inc., and Sovereign Bank, dated as of August 13, 2007 (12)	10.23
10.15	Commercial Security Agreement, dated August 13, 2007, between CPI Aerostructures, Inc., Grantor, and Sovereign Bank, Lender (12)	10.24
10.16	First Amendment to Credit Agreement, dated as of October 22, 2008, by and between CPI Aerostructures, Inc. and Sovereign Bank (15)
10.17	ISDA 2002 Master Agreement and Schedule, dated as of October 22, 2008, between Sovereign Bank and CPI Aerostructures, Inc. (15)
10.18	Second Amendment to Credit Agreement, dated as of July 7, 2009, by and between CPI Aerostructures, Inc. and Sovereign Bank (14)
*10.19	Employment Agreement between Douglas McCrosson and the Company, dated as of December 16, 2009. (10)
10.20	Performance Equity Plan 2009 (16)
14	Code of Business Conduct and Ethics (13)	14
**21	Subsidiaries of the Registrant.
**23.1	Consent of J.H. Cohn LLP
**31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Management compensation contract or arrangement.

**Filed herewith.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-49270) declared effective on September 16, 1992 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for year ended December 31, 1995 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.
(5)	Filed as an exhibit to Schedule 13D filed on behalf of Edward J. Fred on October 19, 2001 and incorporated herein by reference.
(6)	Filed as an exhibit to Schedule 13D filed on behalf of Edward J. Fred on July 12, 2002 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-101902) declared effective on February 12, 2003 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated May 24, 2004 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 1, 2006 and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 21, 2009 and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 2007 and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 13, 2009 and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.
(16)	Included as Appendix A to the Company’s Proxy Statement filed on April 30, 2009.

CPI AEROSTRUCTURES, INC.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:
Balance Sheets as of December 31, 2009 and 2008	F-2
Statements of Income for the Years Ended December 31, 2009, 2008 and 2007	F-3
Statements of Shareholders’ Equity for the Years Ended
December 31, 2009, 2008 and 2007	F-4
Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	F-5
Notes to Financial Statements	F-6 - F-18

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
CPI Aerostructures, Inc.

We have audited the accompanying balance sheets of CPI Aerostructures, Inc. as of December 31, 2009 and 2008, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CPI Aerostructures, Inc. as of December 31, 2009 and 2008, and its related statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/J.H. Cohn LLP

Jericho, New York
March 23, 2010

CPI AEROSTRUCTURES, INC.

BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash	$2,224,825	$424,082
Accounts receivable, net	5,403,932	2,975,012
Costs and estimated earnings in excess of billings on uncompleted
contracts	43,018,221	37,865,016
Prepaid expenses and other current assets	451,068	559,657
Total current assets	51,098,046	41,823,767

Property and equipment, net	853,820	1,002,974
Deferred income taxes	526,000	345,500
Other assets	59,265	179,265
Total Assets	$52,537,131	$43,351,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,859,182	$3,303,426
Accrued expenses	610,448	1,081,278
Current portion of long-term debt	636,592	620,668
Line of credit	2,200,000	300,000
Deferred income taxes	305,000	476,000
Income taxes payable	2,368,374	907,000
Total current liabilities	11,979,596	6,688,372

Long-term debt, net of current portion	1,801,357	2,401,206

Other liabilities	238,664	278,778
Total Liabilities	14,019,617	9,368,356

Commitments

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, issued 6,122,524 and 6,046,273 shares, respectively, and
outstanding 6,033,690 and 5,982,739 shares, respectively	6,123	6,046
Additional paid-in capital	27,369,043	26,660,606
Retained earnings	11,888,028	7,942,021
Accumulated other comprehensive loss	(52,874)	(84,517)
Treasury stock, 88,834 and 63,534 shares, respectively
of common stock (at cost)	(692,806)	(541,006)
Total Shareholders’ Equity	38,517,514	33,983,150
Total Liabilities and Shareholders’ Equity	$52,537,131	$43,351,506

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF INCOME

Year ended December 31,	2009	2008	2007

Revenue	$43,906,825	$35,588,831	$27,985,476

Cost of sales	32,597,208	27,065,243	20,596,085

Gross profit	11,309,617	8,523,588	7,389,391

Selling, general and administrative expenses	5,197,663	4,717,080	4,355,027
Income from operations	6,111,954	3,806,508	3,034,364

Interest income (expense)
Interest/other income	2,014	78,952	4,973
Interest expense	(252,961)	(31,847)	(22,441)
Total other income (expense), net	(250,947)	47,105	(17,468)
Income before provision for income taxes	5,861,007	3,853,613	3,016,896

Provision for income taxes	1,915,000	1,263,000	1,110,000

Net income	$3,946,007	$2,590,613	$1,906,896

Basic net income per common share:	$0.66	$0.44	$0.34

Diluted net income per common share:	$0.64	$0.42	$0.32

Shares used in computing earnings per common share:
Basic	5,994,326	5,952,703	5,673,903
Diluted	6,156,628	6,203,789	6,028,480

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2009, 2008 and 2007

	CommonStock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss		Total Shareholders’ Equity

Balance at January 1, 2007	5,478,807	$5,479	$23,048,520	$3,444,512	$(320,856)		----	$26,177,655
Net Income	----	----	----	1,906,896	----		----	1,906,896
Common stock issued upon exercise of options	335,000	335	838,415	----	----		----	838,750
Common stock issued as employee compensation	2,650	2	22,761	----	----		----	22,763
Stock compensation expense	----	----	382,600	----	----		----	382,600
Treasury stock acquired	----	----	----	----	(220,150)		----	(220,150)
Tax benefit from stock option plans	----	----	495,000	----	----		----	495,000
Balance at December 31, 2007	5,816,457	$5,816	$24,787,296	$5,351,408	$(541,006)	$	----	$29,603,514
Comprehensive income:
Net Income	----	----	----	2,590,613	----		----	2,590,613
Change in unrealized loss from interest rate swap	----	----	----	----	----		(84,517)	(84,517)
Comprehensive income	----	----	----	----	----		----	2,506,096
Common stock issued upon exercise of options and warrants	216,250	216	999,471	----	----		----	999,687
Common stock issued as employee compensation	13,566	14	100,793	----	----		----	100,807
Stock compensation expense	----	----	495,046	----	----		----	495,046
Tax benefit from stock option plans	----	----	278,000	----	----		----	278,000
Balance at December 31, 2008	6,046,273	$6,046	$26,660,606	$7,942,021	$(541,006)		$(84,517)	$33,983,150
Net Income	----	----	----	3,946,007	----		----	3,946,007
Change in unrealized loss from interest rate swap	----	----	----	----	----		31,643	31,643
Comprehensive income	----	----	----	----	----		----	3,977,650
Common stock issued upon exercise of options and warrants	60,000	60	151,740	----	----		----	151,800
Common stock issued as employee compensation	16,251	17	72,990	----	----		----	73,007
Stock compensation expense	----	----	483,707	----	----		----	483,707
Treasury stock acquired	----	----	----	----	(151,800)		----	(151,800)
Balance at December 31, 2009	6,122,524	$6,123	$27,369,043	$11,888,028	$(692,806)		$(52,874)	$38,517,514

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF CASH FLOWS

Year ended December 31,	2009	2008	2007
Cash flows from operating activities:
Net income	$3,946,007	$2,590,613	$1,906,896
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	338,995	287,412	235,227
Deferred rent	7,830	20,122	32,058
Stock-based compensation expense	483,707	495,046	382,600
Common stock issued as employee compensation	21,468	18,260	22,763
Deferred portion of provision for income taxes	(367,800)	(206,961)	(49,000)
Tax benefit for stock options	---	(278,000)	(495,000)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,428,920)	369,363	(1,922,240)
Increase in costs and estimated earnings in excess of billings
on uncompleted contracts	(5,153,205)	(6,716,835)	(2,364,473)
Decrease (increase) in prepaid expenses and other current assets	168,589	(65,252)	412,214
Decrease in other assets	60,000	17,416	23,275
(Decrease) increase in accounts payable and accrued expenses	2,136,464	(338,902)	(177,651)

Increase in income taxes payable	1,461,374	448,000	459,000
Decrease in refundable income taxes	---	528,470	100,000

Net cash provided by (used in) operating activities	674,509	(2,831,248)	(1,434,331)
Cash flows from investing activities:
Purchase of property and equipment	(142,661)	(493,667)	(98 560)

Net cash used in investing activities	(142,661)	(493,667)	(98,560)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	---	999,687	618,600
Payment of line of credit	(800,000)	(2,500,000)	----
Proceeds from line of credit	2,700,000	1,700,000	750,000
Payment of long-term debt	(631,105)	(67,081)	(30,882)
Proceeds from long-term debt	---	3,000,000	----
Tax benefit for stock options	---	278,000	495,000
Net cash provided by financing activities	1,268,895	3,410,606	1,832,718
Net increase in cash	1,800,743	85,691	299,827
Cash at beginning of year	424,082	338,391	38,564
Cash at end of year	$2,224,825	$424,082	$338,391

Supplemental schedule of noncash investing and financing activities:
Deferred tax benefit of interest rate swap liability	$(16,300)	$43,539	---
Equipment acquired under capital lease	$47,180	$77,650	----
Settlement of other receivables	$60,000	---	---
Accrued expenses settled in exchange for common stock	$51,540	$82,547	----
Stock options proceeds paid with Company’s stock	$151,800	----	$220,150
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$265,761	$19,262	$22,441
Cash paid for income taxes	$808,627	$765,000	$102,400

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS

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

Revenue Recognition

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

Government Contracts

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

Cash

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  At December 31, 2009 and 2008, there are no cash equivalents.

CPI AEROSTRUCTURES, INC.

The Company maintains its cash in two financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation.  From time to time, the Company’s balances may exceed these limits.  At December 31, 2009, the Company had approximately $2,100,000 of uninsured balances.  The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances.  The Company writes off accounts when they are deemed to be uncollectible.  The Company has recorded an approximate $10,000 allowance for doubtful accounts at December 31, 2009 and 2008.

Property and Equipment

Depreciation and amortization of property and equipment is provided by the straight-line method over the estimated useful lives of the respective assets or the life of the lease, for leasehold improvements.

Rent

We recognize rent expense on a straight-line basis over the expected lease term.  Within the provisions of certain leases there are escalations in payments over the lease term.  The effects of the escalations have been reflected in rent expense on a straight-line basis over the expected lease term.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates by management.  Actual results could differ from these estimates.

Long Lived Assets

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

Short-Term Debt

The fair value of the Company’s short-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Using this method, the fair value of the Company’s short-term debt was not significantly different than the stated value at December 31, 2009.

Derivatives

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

In October 2008, the Company entered into an interest rate swap with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt.  The notional amount, maturity date, and currency of these contracts match those of the underlying debt.  The Company has designated this interest rate swap contract as a cash flow hedge.  The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item.  No material ineffectiveness was recognized in 2009.  As of December 31, 2009 and 2008, we had a net deferred loss associated with cash flow hedges of approximately $80,000 and $128,000, respectively, due to the interest rate swap which has been included in Other Liabilities.

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

Fair Value

At December 31, 2009 and 2008, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$4,637,949	$4,637,949	$3,321,874	$3,321,874

We estimated the fair value of debt using market quotes and calculations based on market rates.

CPI AEROSTRUCTURES, INC.

The following tables presents the fair values of those financial assets and liabilities measured on a recurring basis as of December 31, 2009 and 2008:

		Fair Value Measurements 2009
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap	$80,113	--	$80,113	--
Total	$80,113	--	$80,113	--

		Fair Value Measurements 2008
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap	$128,056	--	$ 128,056	--
Total	$ 128,056	--	$ 128,056	--

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

As of December 31, 2009 and 2008, $80,113 and $128,056, respectively, was included in Other Liabilities related to the fair value of the Company’s interest rate swap, and $52,874 and $84,517, respectively, net of tax of $27,239 and $43,539, respectively, was included in Accumulated Other Comprehensive Loss.

Freight and Delivery Costs

The Company incurred freight and delivery costs of approximately $72,000, $159,000, $144,000, respectively, during the years ended December 31, 2009, 2008 and 2007. These costs are included in cost of sales.

Earnings Per Share

Basic earnings per common share is computed using the weighted-average number of shares outstanding.  Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 162,302 were used in the calculation of diluted earnings per common share in 2009. Incremental shares of 603,333 were not included in the diluted earnings per share calculations at December 31, 2009,  as their exercise price was in excess of the Company’s quoted market price  and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation. Incremental shares of 251,086 were used in the calculation of diluted earnings per common share in 2008. Incremental shares of 400,000 were not included in the diluted earnings per share calculations at December 31, 2008,  as their exercise price was in excess of the Company’s quoted market price  and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation.  Incremental shares of 354,377 were used in the calculation of diluted earnings per common share in 2007. Incremental shares of 320,000 were not included in the diluted earnings per share calculations at December 31, 2007,  as their exercise price was in excess of the Company’s quoted market price  and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation.

CPI AEROSTRUCTURES, INC.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No.162 (the “Codification”) The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative. The Codification is effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed how the Company refers to U.S. GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

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

CPI AEROSTRUCTURES, INC.

2. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS
At December 31, 2009, costs and estimated earnings in excess of billings on uncompleted contracts (unbilled) consist of:

	U.S. Government	Commercial	Total

Costs incurred on uncompleted contracts	$86,564,289	$29,253,639	$115,817,928
Estimated earnings	49,753,060	14,358,779	64,111,839
	136,317,349	43,612,418	179,929,767
Less billings to date	107,742,619	29,168,927	136,911,546
Costs and estimated earnings in excess of billings on uncompleted contracts	$28,574,730	$14,443,491	$43,018,221

At December 31, 2008, costs and estimated earnings in excess of billings on uncompleted contracts (unbilled) consist of:
	U.S. Government	Commercial	Total

Costs incurred on uncompleted
Contracts	$66,604,669	$21,555,809	$88,160,478
Estimated earnings	42,788,296	9,595,396	52,383,692
	109,392,965	31,151,205	140,544,170
Less billings to date	78,849,843	23,829,311	102,679,154
Costs and estimated earnings in excess of billings on uncompleted contracts	$30,543,122	$7,321,894	$37,865,016

Unbilled costs and estimated earnings are billed in accordance with applicable contract terms.  As of December 31, 2009, approximately $3,000,000 of the balances above are not expected to be collected within one year.  There are no amounts billed under retainage provisions.

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the year ended December 31, 2009, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contract of approximately $6,100,000, from that which would have been reported had the revised estimate been used as the basis of recognition of contract profits in prior years.

Although management believes it has established adequate procedures for estimating costs to complete on uncompleted open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion.

CPI AEROSTRUCTURES, INC.

3. ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables as follows:

2009	2008

Billed receivables	$5,390,762	$2,884,592
Unbilled receivables on completed contracts	22,150	99,400
Less: allowance for doubtful accounts	(8,980)	(8,980)
	$5,403,932	$2,975,012

4.           PROPERTY AND EQUIPMENT:
Property and equipment, at cost, consists of the following
			Estimated Useful Life
December 31,	2009	2008

Machinery and equipment	$635,475	$588,298	5 to 10 years
Computer equipment	1,233,602	1,124,645	5 years
Furniture and fixtures	201,943	186,886	7 years
Automobiles and trucks	13,162	13,162	5 years
Leasehold improvements	834,373	815,723	10 years
	2,918,555	2,728,714
Less accumulated depreciation and amortization	2,064,735	1,725,740
	$853,820	$1,002,974

Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 was $338,995, $287,412 and $235,227, respectively.

During the years ended December 31, 2009 and 2008, the Company acquired $47,180 and $77,650, respectively, of property and equipment under capitalized leases.

5. LINE OF CREDIT:

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

As of December 31, 2009, the Company was in compliance with all of the financial covenants contained in the credit agreement. As of December 31, 2009, the Company had $2,200,000 outstanding under the Sovereign Revolving Facility, bearing interest at 4.0% per annum.

CPI AEROSTRUCTURES, INC.

6.           LONG-TERM DEBT

On October 22, 2008, the Company obtained a $3 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility”).  Prior to entering into the term loan the Company had borrowed $2.5 million under the Sovereign Revolving Facility to fund the initial tooling costs related to a long-term contract.  The Company used the proceeds from the Sovereign Term Facility to repay the borrowings under the Sovereign Revolving Facility and to pay for additional tooling related to a long-term contract.  The Sovereign Term Facility bears interest at the lower of LIBOR plus 2.5% or Sovereign Bank’s prime rate (2.735% as of December 31, 2009) and is secured by all of our assets.

The terms and conditions of the Sovereign Revolving Facility are applicable to the Sovereign Term Facility.

Additionally, the Company and Sovereign Bank entered into a five year interest rate swap agreement, in the notional amount of $3 million.  Under the interest rate swap, the Company pays an amount to Sovereign Bank representing interest on the notional amount at a rate of 5.8% and receives an amount from Sovereign representing interest on the notional amount at a rate equal to the one-month LIBOR plus 2.5%. The effect of this interest rate swap will be the Company paying a fixed interest rate of 5.8% over the term of the Sovereign Term Facility.  The value of debt exchanged for a fixed rate of interest reduces according to the repayment schedule of the notes.

The maturities of the Sovereign Term Facility are as follows:

Year ending December 31,

2010	$600,000
2011	600,000
2012	600,000
2013	550,000
$2,350,000

Also included in long-term debt are capital leases of $87,949 at December 31, 2009, net of a current portion of $36,592.

7.           COMMITMENTS:
The Company has employment agreements with six employees.  The aggregate future commitment under these agreements is as follows:

Year ending December 31,
2010	$ 1,142,000
2011	1,229,000
2012	__847,000
$3,218,000

CPI AEROSTRUCTURES, INC.

These agreements provide for additional bonus payments that are calculated as defined.

The Company leases an office and warehouse facility under a non-cancelable operating lease which expires in December 2014.  The aggregate future commitment under this agreement is as follows:

Year ending December 31,
2010	$434,728
2011	447,770
2012	461,203
2013	475,038
2014	489,290
$2,308,029

Rent expense for the years ended December 31, 2009, 2008 and 2007 was $430,066, $430,061 and $430,056, respectively.

8 INCOME TAXES
The provision for income taxes consists of the following:

Years ended December 31,	2009	2008	2007
Current:
Federal	$2,282,800	$1,513,500	$1,159,000

Deferred:
Federal	(367,800)	(250,500)	(49,000)
	$1,915,000	$1,263,000	$1,110,000

The difference between the income tax provision (benefit) computed at the federal statutory rate and the actual tax provision (benefit) is accounted for as follows:

December 31,	2009	2008	2007

Taxes computed at the federal
statutory rate	$1,993,000	$1,310,000	$1,026,000
Permanent differences	(78,000)	(47,000)	84,000
Provision for Income Taxes	$1,915,000	$1,263,000	$1,110,000

The components of deferred income tax assets and liabilities are as follows:

Deferred Tax Assets :	2009	2008
Property and equipment	$37,000	$5,000
Stock options	462,000	297,000
Interest rate swap	27,000	43,500
Deferred Tax Assets-non current	526,000	345,500

Deferred Tax Liabilities:
Revenue recognition	305,000	476,000
Deferred Tax Liabilities-current	305,000	476,000
Net Deferred Tax Assets (Liabilities)	$221,000	$(130,500)

The Company recognized, for income tax purposes, a tax benefit of zero, $278,000 and $495,000 for the years ended December 31, 2009, 2008 and 2007, respectively, for compensation expense related to its stock option plan for which no corresponding charge to operations has been recorded.  Such amounts have been added to additional paid-in capital in those years.

CPI AEROSTRUCTURES, INC.

9. EMPLOYEE STOCK OPTION PLANS:
The Company accounts for compensation expense associated with Stock Options based on the fair value of the options on the date of grant.

The Company used the modified transition method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of the fair value method.

The Company’s net income for the years ended December 31, 2009, 2008 and 2007 include approximately $484,000, $495,000 and $383,000 of compensation expense, respectively. The Company recorded reductions in income tax payable of approximately, zero, $278,000 and $495,000 for the years ended December 31, 2009, 2008, and 2007, respectively, as a result of the tax benefit upon exercise of options.  The compensation expense related to the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.  Cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized from options exercised (excess tax benefits) is classified as cash inflows from financing activities and cash outflows from operating activities.

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

In 2009, the Company adopted the Performance Equity Plan 2009 (the “2009 Plan”).  The 2009 Plan reserved 500,000 common shares for issuance.  The 2009 Plan provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company. The options’ exercise price is equal to the closing price of the Company’s shares on the day of issuance, except for incentive stock options granted to any person possessing more than 10% of the total combined voting power of all classes of Company stock, which are exercisable at 110% of the closing price of the Company’s shares on the date of issuance.  As of December 31, 2009, no options have been issued from the 2009 Plan.

The Company has 39,167 options available for grant under the 2000 Plan and 500,000 options available for grant under the 2009 Plan.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model.  The following weighted average assumptions were used for option grants during the years ended  December 31, 2009, 2008 and 2007:

	2009	2008	2007
Risk-free interest rate	1.66%	3.5%	4.9%
Expected volatility	95.8%	77%	68%
Dividend yield	0%	0%	0%

Expected option term-in years	5	5	5

The risk free interest rate for the years ended December 31, 2009, 2008 and 2007 is based on the 5 year U.S. Treasury note rate on the day of grant.  The expected volatility computation for the years ended December 31, 2009, 2008 and 2007 is based on the average of the volatility over the most recent four year period, which represents the Company’s estimate of expected volatility over the expected option term.  The Company has never paid a dividend, and is not expected to pay a dividend in the foreseeable future, therefore the dividend yield is assumed to be zero.  The Company assumes zero forfeitures of options as the historical forfeiture rate is below 1%.

A summary of the status of the Company’s stock option plans is as follows:
Fixed Options	Options	Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value

Outstanding
At January 1, 2007	1,240,418	$5.17	4.38
Granted during period	105,000	7.27
Exercised	(335,000)	2.5
Forfeited/Expired	-----
Outstanding
at December 31, 2007	1,010,418	$6.28	3.91

Granted during period	80,000	8.33
Exercised	(21,250)	6.67
Forfeited/Expired	(21,835)	6.59
Outstanding
at December 31, 2008	1,047,333	$6.42	3.91
Granted during period	125,000	6.38
Exercised	(60,000)	2.53
Forfeited/Expired	(60,000)	9.38
Outstanding and expected to vest
at December 31, 2009	1,052,333	$6.47	2.88	$921,250

Vested
at December 31, 2009	999,000	$6.45	2.55	$921,250

The weighted-average fair value of each option granted during the years ended December 31, 2009, 2008 and 2007, estimated as of the grant date using the Black-Scholes option valuation model was $4.87, $5.30 and $4.41, respectively.

The Company’s stock options granted to non-employee directors vest immediately upon grant and have a maximum contractual term of five years.  Stock options granted to employees vest over three years and have a maximum contractual term of ten years.  The expected option term is calculated utilizing historical data of option exercises.

As of December 31, 2009, 2008 and 2007, there was $33,005, $104,769 and $175,868, respectively, of unrecognized compensation cost related to non-vested stock option awards which will be amortized through December 2010, the requisite service period.

During the year ended December 31, 2009, no stock options were exercised for cash and 60,000 options were exercised in a cashless transaction, pursuant to provisions of the stock option plans.  The Company received 25,300 shares of its common stock in exchange for the 60,000 shares issued in the exercise.  The 25,300 shares that the Company received were valued at $151,800, the fair market value of the shares on the date of exercise, and were added to treasury stock

During the year ended December 31, 2009, the Company earned no tax benefit from the exercise of stock options.

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

11.   EMPLOYEE BENEFIT PLAN:
On September 11, 1996, the Company’s board of directors instituted a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Code”).  On October 1, 1998, the Company amended and standardized its plan as required by the Code.  Pursuant to the amended plan, qualified employees may contribute a percentage of their pretax eligible compensation to the Plan and the Company will match a percentage of each employee’s contribution.  Additionally, the Company has a profit-sharing plan covering all eligible employees.  Contributions by the Company are at the discretion of management.  The amount of contributions recorded by the Company in 2009, 2008 and 2007 amounted to $152,750, $122,670 and $93,698, respectively.

CPI AEROSTRUCTURES, INC.

12.   MAJOR CUSTOMER:

Twenty eight percent (28%) of revenue in 2009,  49% of revenue in 2008 and  63% of revenue in 2007  were directly to the U.S. government.  Fifteen percent (15%) and 42% of accounts receivable at December 31, 2009 and 2008, respectively, were from the U. S. government.  In addition, in 2009, 21%, 18%, 17% and 11% of our revenue were to our four largest Commercial customers, respectively.  In 2008, 16% and 13% of our revenue were to our two largest Commercial customers, respectively.

13.           SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date and through the date of filing of the financial statements for appropriate accounting and disclosures.

CPI AEROSTRUCTURES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 2010	CPI AEROSTRUCTURES, INC.
(Registrant)

	By:	/s/ Vincent Palazzolo
Vincent Palazzolo Chief Financial Officer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric Rosenfeld	Chairman of the Board of	March 23, 2010
Eric Rosenfeld	Directors

/s/ Edward J. Fred	Chief Executive Officer and	March 23, 2010
Edward J. Fred	President

/s/ Vincent Palazzolo	Chief Financial Officer and Secretary	March 23, 2010
Vincent Palazzolo

/s/ Walter Paulick	Director	March 23, 2010
Walter Paulick

/s/ Kenneth McSweeney	Director	March 23, 2010
Kenneth McSweeney

/s/ Harvey Bazaar	Director	March 23, 2010
Harvey Bazaar