Form 10-Q
period 2010-05-04
CPI AEROSTRUCTURES INC
filed 2010-05-11
CIK 889348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period	Commission File Number 1-11398
ended March 31, 2010

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

As of May 10, 2010, the number of shares of common stock, par value $.001 per share, outstanding was 6,548,756.

CPI AEROSTRUCTURES, INC
INDEX

Part I - Financial Information

Item 1 – Condensed Financial Statements

Condensed Balance Sheets as of March 31, 2010 (Unaudited) and	3
December 31, 2009

Condensed Income Statements for the Three Months ended	4
March 31, 2010 (Unaudited) and 2009 (Unaudited)

Condensed Statements of Cash Flows for the Three Months ended March 31, 2010	5
(Unaudited) and 2009(Unaudited)

Notes to Condensed Financial Statements (Unaudited)	6

Item 2 – Management’s Discussion and Analysis of Financial Condition	13
and Results of Operations

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T – Controls and Procedures	19

Part II - Other Information

Item 6 – Exhibits	20

Signatures	21

Exhibits	21

CPI AEROSTRUCTURES, INC
CONDENSED BALANCE SHEETS

Part I - Financial Information

Item 1 – Financial Statements

	March31,	December 31,
	2010	2009
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash	$444,783	$2,224,825
Accounts receivable, net	2,891,148	5,403,932
Costs and estimated earnings in excess of billings on uncompleted
Contracts	45,163,757	43,018,221
Prepaid expenses and other current assets	392,367	451,068

Total current assets	48,892,055	51,098,046

Plant and equipment, net	812,243	853,820
Deferred income taxes	574,000	526,000
Other assets	25,313	59,265
Total Assets	$50,303,611	$52,537,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,277,647	$5,859,182
Accrued expenses	127,821	610,448
Current portion of long-term debt	636,011	636,592
Line of credit	1,700,000	2,200,000
Income tax payable	1,759,373	2,368,374
Deferred income taxes	305,000	305,000
Total current liabilities	8,805,852	11,979,596

Long-term debt, net of current portion	1,642,697	1,801,357
Other liabilities	238,081	238,664

Total Liabilities	10,686,630	14,019,617

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, issued 6,137,590 and 6,122,524 shares, respectively, and
outstanding 6,048,756 and 6,033,690 shares, respectively	6,138	6,123
Additional paid-in capital	27,608,305	27,369,043
Retained earnings	12,748,843	11,888,028
Accumulated other comprehensive loss	(53,499)	(52,874)
Treasury stock, 88,834 shares (at cost)	(692,806)	(692,806)
Total Shareholders’ Equity	39,616,981	38,517,514
Total Liabilities and Shareholders’ Equity	$50,303,611	$52,537,131

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC
CONDENSED INCOME STATEMENTS

For the Three Months Ended March 31,

2010	2009
(Unaudited)

Revenue	$11,005,529	$9,691,236
Cost of sales	8,256,447	7,628,339

Gross profit	2,749,082	2,062,897
Selling, general and administrative expenses	1,445,267	1,235,976
Income before provision for
income taxes	1,303,815	826,921

Provision for income taxes	443,000	281,000
Net income	$860,815	$545,921

Income per common share – basic	$0.14	$0.09

Income per common share – diluted	$0.14	$0.09

Shares used in computing income per common share:
Basic	6,037,373	5,984,860
Diluted	6,217,024	6,152,609

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC
CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income	$860,815	$545,921
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	81,950	78,967
Deferred rent	(583)	1,957
Stock option expense	140,182	102,734
Deferred portion of provision for income taxes	(48,000)	(31,500)
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,512,784	3,354
Increase in costs and estimated earnings in excess of billings on
uncompleted contracts	(2,145,536)	(4,117,402)
Decrease in prepaid expenses and other assets	92,653	371,102
Increase (decrease) in accounts payable and accrued expenses	(1,964,465)	2,434,505
Decrease in income taxes payable	(609,001)	(29,000)
Decrease in other liabilities	(1,227)	(3,500)
Net cash used in operating activities	(1,080,428)	(642,862)
Cash used in investing activities - purchase of plant and equipment	(40,373)	(66,230)
Cash flows from financing activities:
Repayments of long-term debt	(159,241)	(154,057)
Proceeds from line of credit	-----	1,100,000
Repayment of line of credit	(500,000)	----
Net cash provided by (used in) financing activities	(659,241)	945,943

Net increase (decrease) in cash	(1,780,042)	236,851
Cash at beginning of period	2,224,825	424,082

Cash at end of period	$444,783	$660,933
Supplemental disclosures of cash flow information:

Non-Cash Investing and Financing Activities
Settlement of other Recievables	$60,000	$60,000
Equipment acquired under capital lease	----	$9,850
Accrued expenses settled in exchange for common stock	$99,697	$51,540

Cash paid during the period for:
Interest	$56,668	$47,436
Income taxes	$1,100,000	$400,000

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.     INTERIM FINANCIAL STATEMENTS

The condensed financial statements of CPI Aerostructures, Inc. (the “Company”) as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The condensed balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

For comparability, certain 2009 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2010.

2. STOCK-BASED COMPENSATION

The Company accounts for compensation expense associated with stock options based on the fair value of the options on the date of issue.

The Company’s net income for the three months ended March 31, 2010 and 2009 includes approximately $140,000 and $103,000, respectively of non-cash compensation expense related to the Company’s stock options.  The non-cash compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model.  The following weighted-average assumptions were used for the options granted during the three month periods ended March 31, 2010 and 2009:

	2010	2009
Risk-free interest rate	2.7%	1.66%
Expected volatility	97%	78%
Dividend yield	0%	0%
Expected option term	5 years	5 years

CPI AEROSTRUCTURES, INC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the status of the Company’s stock option plans as of March 31, 2010 and changes during the three month period ended March 31, 2010 is as follows:

		Weighted	Weighted
		average	average remaining	Aggregate
		Exercise	contractual	Intrinsic
Fixed Options	Options	Price	term (in years)	Value
Outstanding
at beginning of period	1,052,333	$6.47
Granted	25,000	6.01
Forfeited	(80,000)	10.01
Outstanding and expected to vest,
at end of period	997,333	$6.18	2.90	$2,074,022
Vested
at end of period	944,000	$6.14	2.56	$2,012,822

As of March 31, 2010, there was $196,599 of unrecognized compensation cost related to non-vested stock option awards which will be amortized through March 2012.

During the three months ended March 31, 2010, no stock options were exercised.

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

 CPI AEROSTRUCTURES, INC
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

In October 2008, the Company entered into an interest rate swap with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt.  The notional amount, maturity date, and currency of these contracts match those of the underlying debt.  The Company has designated this interest rate swap contract as a cash flow hedge.  The Company measures ineffectiveness by comparing the cumulative change in the forward contract with the cumulative change in the hedged item.  No material ineffectiveness was recognized in the quarter ended March 31, 2010.  As of March 31, 2010 and December 31, 2009, we had a net deferred loss associated with cash flow hedges of approximately $81,000 and $80,000, respectively, due to the interest rate swap which has been included in Other Liabilities.

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

Fair Value

At March 31, 2010 and December 31, 2009, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments

	March 31, 2010
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$3,978,708	$3,978,708

	December 31, 2009
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$4,637,949	$4,637,949

We estimated the fair value of debt using market quotes and calculations based on market rates.

CPI AEROSTRUCTURES, INC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the fair values of those financial assets and liabilities measured on a recurring basis as of March 31, 2010 and December 31, 2009:

		Fair Value Measurements March 31, 2010
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$ 81,059	--	$ 81,059	--
Total	$ 81,059	--	$ 81,059	--

		Fair Value Measurements December 31, 2009
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$80,113	--	$80,113	--
Total	$80,113	--	$80,113	--

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

As of March 31, 2010 and December 31, 2009, $81,059 and $80,113, respectively, was included in Other Liabilities related to the fair value of the Company’s interest rate swap, and $53,499 and $52,874, respectively, net of tax of $27,560 and $27,239, was included in Other Comprehensive Income and Accumulated Other Comprehensive Loss.

The change in unrealized gain (loss) from the Company's interest rate swap of ($625) and $7,109 is included in other comprehensive income for the three months ended March 31, 2010 and 2009 respectively. Other comprehensive income was $860,190 and $553,030, for the three months ended March 31, 2010 and 2009, respectively.

CPI AEROSTRUCTURES, INC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

4. COSTS AND ESTIMATED EARNINGS ON UNCOMLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	March 31, 2010
	U.S
	Government	Commercial	Total

Costs incurred on uncompleted
contracts	$93,767,285	$30,321,245	$124,088,530
Estimated earnings	51,142,576	15,159,466	66,302,042
Sub-total	144,909,861	45,480,711	190,390,572
Less billings to date	114,973,236	30,253,579	145,226,815
Costs and estimated earnings
in excess of billings on
uncompleted contracts	$29,936,625	$15,227,132	$45,163,757

	December 31, 2009
	U.S
	Government	Commercial	Total
Costs incurred on uncompleted
contracts	$86,564,289	$29,253,639	$115,817,928
Estimated earnings	49,753,060	14,358,779	64,111,839
Sub-total	136,317,349	43,612,418	179,929,767
Less billings to date	107,742,619	29,168,927	136,911,546
Costs and estimated earnings in excess of billings on uncompleted contracts	$28,574,730	$14,443,491	$43,018,221

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the quarter ended March 31, 2010, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contract of approximately $1,000,000, from that which would have been reported had the revised estimate been used as the basis of recognition of contract profits in prior years.

Although management believes it has established adequate procedures for estimating costs to complete on uncompleted open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion.

CPI AEROSTRUCTURES, INC
NOTES TO CONDENSED FINANCIAL STATEMNTS (UNAUDITED)
5.	INCOME PER COMMON SHARE

Basic income per common share is computed using the weighted average number of shares outstanding.  Diluted income per common share for the three month period ended March 31, 2010 and 2009 is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock.  Incremental shares of 179,651 were used in the calculation of diluted income per common share in the three month period ended March 31, 2010. Incremental shares of 478,333 were not included in the diluted earnings per share calculations for the three month period ended March 31, 2010, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.  Incremental shares of 167,749 were used in the calculation of diluted income per common share in the three month period ended March 31, 2009. Incremental shares of 802,333 were not included in the diluted earnings per share calculations for the three month period ended March 31, 2009 as their exercise price was in excess of the Company’s average stock price for the period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.

6.	LINE OF CREDIT

On July 7, 2009, the Company and Sovereign Bank amended the terms of the Sovereign Revolving Facility, increasing the existing revolving credit facility under the Credit Agreement from an aggregate of $2.5 million to an aggregate of $3.5 million and extending the term of the revolving credit facility from August 2010 to August 2011. In addition, the interest rate of borrowings under the revolving credit facility was amended to (i) the greater of 4.0% or 3.5% in excess of the LIBOR rate or (ii) the greater of 4.0% or 0.75% in excess of Sovereign Bank’s prime rate, as elected by the Company in accordance with the Credit Agreement.  The Credit Agreement was further amended to increase the commitment fee from 0.25% to 0.50% per annum on the average daily unused portion of the revolving credit commitment commencing September 30, 2009, and to permit the Company’s sale of a certain single customer accounts receivable.

As of March 31, 2010, the Company was in compliance with all of the financial covenants contained in the credit agreement. As of March 31, 2010, the Company had $1.7 million outstanding under the Sovereign Revolving Facility.

7.           LONG-TERM DEBT

On October 22, 2008, the Company obtained a $3.0 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility”). Prior to entering into the term loan, the Company had borrowed $2.5 million under the Sovereign Revolving Facility to fund the initial tooling costs related to a long-term contract award.  The Company used the proceeds from the Sovereign Term Facility to repay the borrowings under the Sovereign Revolving Facility and to pay for additional tooling related to the long-term contract. The Sovereign Term Facility bears interest at LIBOR (2.73% at March 31, 2010) plus 2.5% and is secured by all of the assets of the Company.

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

CPI AEROSTRUCTURES, INC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The maturities of the Sovereign Term Facility are as follows:

Nine months ending December 31,
2010	$450,000
Year ending December 31,
2011	600,000
2012	600,000
2013	550,000

$2,200,000

8.           MAJOR CUSTOMERS

During the three months ended March 31, 2010 and 2009, 21% and 30%, respectively, of revenue was directly from the U.S. government. During the three months ended March 31, 2010, the Company’s three largest commercial customers accounted for 35%, 17% and 13% of revenue, respectively.  In addition, during the three months ended March 31, 2009, the Company's two largest Commercial customers accounted for 35% and 17% of revenue, respectively

9.           SUBSEQUENT EVENTS

On April 1, 2010, the Company issued options to purchase 55,000 of the Company’s common shares to the independent members of our Board of Directors, pursuant to their normal compensation arrangement.  The options issued have an exercise price of $8.00 per share (the fair market value of the Company’s common stock on that date), are immediately exercisable and expire on March 31, 2015.

On April 6, 2010, the Company sold 500,000 shares of common stock at a sale price of $7.80 per share, upon the closing of a “registered direct” offering primarily to institutional investors.  The gross proceeds of the offering were $3.9 million and net proceeds, after deducting the placement agent’s fee and estimated offering expenses were approximately $3.5 million.  A portion of the net proceeds, $1.7 million, was used to repay the Company’s line of credit with Sovereign Bank.

CPI AEROSTRUCTURES, INC

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Condensed Financial Statements and notes thereto contained in this report.

Forward Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The risks are included in Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2009 and Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.  We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

New Business

During the three months ended March 31, 2010, we received approximately $5.5 million of new contract awards, which included approximately $3.0 million of government prime contract awards, approximately $1.4 million of government subcontract awards and approximately $1.1 million of commercial subcontract awards, compared to a total of $4.3 million of new contract awards, of all types, in the same period last year, a 28% increase.

We have approximately $297 million in formalized bids outstanding, as of March 31, 2010 and continue to make bids on contracts on a weekly basis.  While we cannot predict the probability of obtaining or the timing of awards, some of these outstanding proposals are significant in amount.

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

CPI AEROSTRUCTURES, INC

Item2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

Revenue for the three months ended March 31, 2010 was $11,005,529 compared to $9,691,236 for the same period last year, representing an increase of $1,314,293 or 13.6%.   The increase in revenue is primarily the result of work performed for The Boeing Company on the A-10 attack jet and for Sikorsky on the penguin missile launcher, offset by a decrease in work on the Gulfstream G650 executive jet, an expected result of normal scheduling of the long-term production program.

We generate revenue primarily from government contracts for which we act as a prime contractor or as a subcontractor and, to a lesser extent, from commercial contracts. Revenue generated from prime government contracts for the three months ended March 31, 2010 was $2,281,265 compared to $2,867,343 for the three months ended March 31, 2009, a decrease of $586,078 or 26%. Revenue generated from government subcontracts for the three months ended March 31, 2010 was $6,855,972 compared to $2,152,782 for the three months ended March 31, 2009, an increase of $4,703,190 or 69%.  Revenue generated from commercial contracts was $1,868,293 for the three months ended March 31, 2010 compared to $4,671,111 for the three months ended March 31, 2009 a decrease of $2,802,818 or 60%.

Gross Profit

Gross profit for the three months ended March 31, 2010 was $2,749,082 compared to $2,062,897 for the three months ended March 31, 2009, an increase of $686,185. As a percentage of revenue, gross profit for the three months ended March 31, 2010 was 25% compared to 21% for the same period last year. The lower gross profit percentage in the first quarter of 2009 resulted from our incurrence of excess costs in the early stages of some of our new programs, primarily because of  customer changes to engineering and design. We were required to incur excess labor in order to comply with these changes, and to maintain the required delivery.  In addition, there were revisions in the estimated gross profits on older contracts in the three months ended March 31, 2009.   Gross margin percentage for the full year 2009 was 25.8% which is comparable to the gross margin percentage in the three months ended March 31, 2010 and within the range of our expected gross margin percentage.

We expect our profit margin percentage to be the range of 24%-26% for the remainder of 2010.

CPI AEROSTRUCTURES, INC
Item2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2010 were $1,445,267 compared to $1,235,976 for the three months ended March 31, 2009, an increase of $209,291, or 17%.The increase is primarily due to a $90,000 increase in salaries and payroll taxes, a $50,000 increase in public fees and an $18,000 increase in accounting and legal fees.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended March 31, 2010 was $1,303,815 compared to $826,921 for the same period last year, an increase of $476,894, which was primarily the result of higher revenue and gross margin described earlier.

Provision for Income Taxes

Provision for income taxes was $443,000 for the three months ended March 31, 2010, or 34% of pre-tax income, compared to $281,000 or 34% of pre-tax income for the three months ended March 31, 2009.

CPI AEROSTRUCTURES, INC

Item2 – Management’s Discussion and Analysis of Financial Condition and  Results of Operations

Net Income

Basic net income for the three months ended March 31, 2010 was $860,815, or $0.14 per basic share, compared to basic net income of $545,921, or $0.09 per basic share, for the same period last year.  Diluted income per share for the three months ended March 31, 2010 was $0.14 calculated utilizing 6,217,024 average shares outstanding.   Diluted income per share for the three months ended March 31, 2009 was $0.09, calculated utilizing 6,152,609 average shares outstanding.

Liquidity and Capital Resources

General

At March 31, 2010, we had working capital of $40,086,203 compared to $39,118,450 at December 31, 2009, an increase of $967,753, or 2.5%.

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

At March 31, 2010, we had a cash balance of $444,783 compared to $2,224,825 at December 31, 2009.  During the three months ended March 31, 2010, we used cash to pay taxes ($1,100,000) and to reduce accounts payable and accrued expenses by approximately $2.1 million.  During the three months ended March 31, 2010 we paid $500,000 of our line of credit with Sovereign Bank.

Stock Offering

On April 6, 2010, we sold 500,000 shares of common stock at a sale price of $7.80 per share, upon the closing of a “registered direct” offering primarily to institutional investors.  The gross proceeds of the offering were $3.9 million and net proceeds, after deducting the placement agent’s fee and estimated offering expenses payable by us, were approximately $3.5 million.

The net proceeds from the sale of common stock in the offering are available to fund working capital and for other general corporate purposes and were used to pay off our revolving credit facility with Sovereign Bank.

CPI AEROSTRUCTURES, INC

Item2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Facilities

Line of Credit

In August 2007, we entered into a two-year, $2,500,000 revolving credit facility with Sovereign Bank (the “Sovereign Revolving Facility”), secured by all of our assets. The Sovereign Revolving Facility specifies an interest rate equal to the lower of LIBOR plus 2% or Sovereign Bank’s prime rate.  The Sovereign Revolving Facility contains financial covenants related to interest coverage, net income and capital expenditures, as defined in the credit agreement.  As of March 31, 2010, we were in compliance with all of the financial covenants contained in the credit agreement.

On July 7, 2009, the Company and Sovereign Bank amended the terms of the Sovereign Revolving Facility, increasing the existing revolving credit facility under the Credit Agreement from an aggregate of $2,500,000 to an aggregate of $3,500,000 and extending the term of the revolving credit facility from August 2010 to August 2011. In addition, the interest rate of borrowings under the revolving credit facility was amended to (i) the greater of 4.0% or 3.5% in excess of the LIBOR Rate or (ii) the greater of 4.0% or 0.75% in excess of Sovereign Bank’s prime rate, as elected by the Company in accordance with the Credit Agreement.  The effective rate as of March 31, 2010 was 4.00%.  The Credit Agreement was further amended to increase the commitment fee from 0.25% to 0.50% per annum on the average daily unused portion of the revolving credit commitment commencing September 30, 2009, and to permit the Company’s sale of certain accounts receivable. As of March 31, 2010, we had $1,700,000 outstanding under the Sovereign Revolving Facility.

On April 6, 2010, we used $1,700,000 of the net proceeds of our stock offering to fully repay our revolving credit facility.

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

Additionally, the Company and Sovereign Bank entered into a five year interest rate swap agreement, in the notional amount of $3.0 million.  Under the interest rate swap, the Company pays an amount to Sovereign Bank representing interest on the notional amount of 5.8% and receives an amount from Sovereign representing interest on the notional amount at a rate equal to the one-month LIBOR plus 2.5%. The effect of this interest rate swap will be the Company paying a fixed interest rate of 5.8% over the term of the Sovereign Term Facility.

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

Based on an evaluation of the Company’s disclosure controls and procedures as of March 31, 2010 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

CPI AEROSTRUCTURES, INC

Part II:  Other Information

Item 1 – Legal Proceedings

None.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item  3 – Defaults Upon Senior Securities

None.

Item 4 – Reserved

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

CPI AEROSTRUCTURES, INC.

Dated: May 11, 2010	By: /s/ Edward J Fred
Edward J. Fred
Chief Executive Officer and President

Dated May 11, 2010	By: /s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer (Principle Accounting Officer)