Form 10-Q
period 2010-07-30
CPI AEROSTRUCTURES INC
filed 2010-08-11
CIK 889348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period	Commission File Number 1-11398
ended June 30, 2010

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

As of August 6, 2010, the number of shares of common stock, par value $.001 per share, outstanding was 6,650,756.

CPI AEROSTRUCTURES, INC.

INDEX

Part I - Financial Information

Item 1 – Condensed Financial Statements

Condensed Balance Sheets as of June 30, 2010 (Unaudited) and	3
December 31, 2009

Condensed Income Statements for the Three and Six Months ended	4
June 30, 2010 (Unaudited) and 2009 (Unaudited)

Condensed Statements of Cash Flows for the Six Months ended June 30, 2010	5
(Unaudited) and 2009 (Unaudited)

Notes to Condensed Financial Statements (Unaudited)	6

Item 2 – Management’s Discussion and Analysis of Financial Condition	13
and Results of Operations

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T – Controls and Procedures	19

Part II - Other Information

Item 6 – Exhibits	20

Signatures	21

Exhibits	21

CPI AEROSTRUCTURES, INC.

Part I - Financial Information

Item 1 – Financial Statements
CONDENSED BALANCE SHEETS

June 30,	December 31
2010	2009
(Unaudited)	(Note 1)

ASSETS
Current Assets:
Cash	$774,326	$2,224,825
Accounts receivable, net	2,735,045	5,403,932
Costs and estimated earnings in excess of billings on uncompleted
contracts	49,042,816	43,018,221
Prepaid expenses and other current assets	352,647	451,068

Total current assets	52,904,834	51,098,046

Plant and equipment, net	873,058	853,820
Deferred income taxes	697,000	526,000
Other assets	29,313	59,265
Total Assets	$54,504,205	$52,537,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,402,271	$5,859,182
Accrued expenses	203,901	610,448
Current portion of long-term debt	685,810	636,592
Line of credit	0	2,200,000
Income tax payable	1,327,006	2,368,374
Deferred income taxes	305,000	305,000
Total current liabilities	7,923,988	11,979,596

Long-term debt, net of current portion	1,519,266	1,801,357
Other liabilities	239,571	238,664

Total Liabilities	9,682,825	14,019,617

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, issued 6,772,590 and 6,122,524 shares, respectively, and
outstanding 6,650,756 and 6,033,690 shares, respectively	6,773	6,123
Additional paid-in capital	31,897,934	27,369,043
Retained earnings	13,954,096	11,888,028
Accumulated other comprehensive loss	(56,197)	(52,874)
Treasury stock, 121,834 and 88,834 shares, respectively (at cost)	(981,226)	(692,806)
Total Shareholders’ Equity	44,821,380	38,517,514
Total Liabilities and Shareholders’ Equity	$54,504,205	$52,537,131
See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

CONDENSED INCOME STATEMENTS

For the Three Months Ended		For the Six Months Ended
June 30,		June 30,
2010	2009	2010	2009
(Unaudited)		(Unaudited)

Revenue	$12,544,625	$11,437,691	$23,550,154	$21,128,926
Cost of sales	9,193,296	8,605,436	17,449,743	16,233,775

Gross profit	3,351,329	2,832,255	6,100,411	4,895,151
Selling, general and administrative expenses	1,484,741	1,386,064	2,870,368	2,575,294
Income from operations	1,866,588	1,446,191	3,230,043	2,319,857
Interest expense	40,334	56,702	99,975	103,447
Income before provision for
income taxes	1,826,254	1,389,489	3,130,068	2,216,410

Provision for income taxes	621,000	486,000	1,064,000	767,000
Net income	$1,205,254	$903,489	$2,066,068	$1,449,410

Income per common share – basic	$0.18	$0.15	$0.33	$0.24

Income per common share – diluted	$0.18	$0.14	$0.32	$0.23

Shares used in computing income per common share:
Basic	6,558,316	5,995,465	6,299,284	5,990,192
Diluted	6,790,911	6,250,021	6,465,290	6,183,881

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,	2010	2009
(Unaudited)

Cash flows from operating activities:
Net income	$2,066,068	$1,449,410
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	173,906	160,329
Deferred rent	(1,791)	3,915
Stock option expense	497,054	404,783
Deferred portion of provision for income taxes	(171,000)	(124,500)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	2,668,887	(1,101,412)
Increase in costs and estimated earnings in excess of billings on
uncompleted contracts	(6,024,595)	(6,610,155)
Decrease in prepaid expenses and other assets	128,373	355,349
Increase (decrease) in accounts payable and accrued expenses	(763,761)	2,491,017
Increase in billing in excess of costs on uncompleted contracts	---	821,916
(Increase) decrease in income taxes payable	(1,041,368)	495,000
Decrease in other liabilities	(625)	(3,501)
Net cash used in operating activities	(2,468,852)	(1,657,849)
Cash used in investing activities - purchase of plant and equipment	(91,450)	(97,861)
Cash flows from financing activities:
Repayments of long-term debt	(334,567)	(314,090)
Proceeds from line of credit	-----	2,100,000
Repayment of line of credit	(2,200,000)	----
Proceeds from exercise of stock options	112,500	---
Proceeds from sale of common stock	3,531,870	----
Net cash provided by financing activities	1,109,803	1,785,910

Net increase (decrease) in cash	(1,450,499)	30,200
Cash at beginning of period	2,224,825	424,082

Cash at end of period	$774,326	$454,282
Supplemental disclosures of cash flow information:

Non-Cash Investing and Financing Activities
Settlement of other receivables	$60,000	$60,000
Equipment acquired under capital lease	$101,694	$47,180
Accrued expenses settled in exchange for common stock	$99,697	$51,540

Cash paid during the period for:
Interest	$97,048	$104,768
Income taxes	$2,276,367	$400,000

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The condensed financial statements of CPI Aerostructures, Inc. (the “Company”) as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

The Company’s net income for the three and six months ended June 30, 2010 includes approximately $357,000 and $497,000, respectively, of non-cash compensation expense related to the Company’s stock options.  The Company’s net income for the three and six months ended June 30, 2009 includes approximately $302,000 and $405,000, respectively, of non-cash compensation expense related to the Company’s stock options.  The non-cash compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model.  The following weighted-average assumptions were used for the options granted during the three and six months ended June 30, 2010 and 2009:

	2010	2009
Risk-free interest rate	2.5% and 2.6%, respectively	1.65% and 1.66%, respectively
Expected volatility	97% and 97%, respectively	97.0% and 95.8%, respectively
Dividend yield	0%	0%
Expected option term	5 years	5 years

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the status of the Company’s stock option plans as of June 30, 2010 and changes during the six months ended June 30, 2010 is as follows:

		Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Fixed Options	Options
Outstanding
at beginning of period	1,052,333	$6.47
Granted	80,000	7.38
Exercised/forfeited	(215,000)	5.60
Outstanding and expected to vest,
at end of period	917,333	$6.76	3.16	$2,931,279
Vested
at end of period	879,000	$6.75	2.93	$2,770,446

As of June 30, 2010, there was $165,000 of unrecognized compensation cost related to non-vested stock option awards which will be amortized through March 2012.

During the six months ended June 30, 2010, 10,000 stock options were exercised for cash resulting in proceeds to the Company of $79,500.  During the same period 125,000 options were exercised in a cashless transaction, pursuant to provisions of the stock option plan.  The Company received 33,000 shares of its common stock in exchange for the 125,000 shares issued in the exercise.  The 33,000 shares that the Company received were valued at $288,420, the fair market value of the shares on the date of exercise, and were added to treasury stock.

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

In October 2008, the Company entered into an interest rate swap with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt.  The notional amount, maturity date, and currency of these contracts match those of the underlying debt.  The Company has designated this interest rate swap contract as a cash flow hedge.  The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item.  No material ineffectiveness was recognized in the quarter ended June 30, 2010.  As of June 30, 2010 and December 31, 2009, we had a net deferred loss associated with cash flow hedges of approximately $85,000 and $80,000, respectively, due to the interest rate swap which has been included in Other Liabilities.

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

Fair Value

At June 30, 2010 and December 31, 2009, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	June 30, 2010
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$2,205,076	$2,205,076

	December 31, 2009
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$4,637,949	$4,637,949

We estimated the fair value of debt using market quotes and calculations based on market rates.

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the fair values of those financial liabilities measured on a recurring basis as of June 30, 2010 and December 31, 2009:

		Fair Value Measurements June 30, 2010
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$ 85,147	--	$ 85,147	--
Total	$ 85,147	--	$ 85,147	--

		Fair Value Measurements December 31, 2009
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$80,113	--	$80,113	--
Total	$80,113	--	$80,113	--

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

As of June 30, 2010 and December 31, 2009, $85,147 and $80,113, respectively, was included in Other Liabilities related to the fair value of the Company’s interest rate swap, and $56,197 and $52,874, respectively, net of tax of $28,950 and $27,239, was included in Other Comprehensive Income and Accumulated Other Comprehensive Loss.

The change in unrealized gain (loss) from the Company’s interest rate swaps of ($2,698) and $19,106 is included in other comprehensive income for the three months ended June 30, 2010 and 2009, respectively.  The change in unrealized gain (loss) from the Company’s interest rate swaps of ($3,323) and $23,374 is included in other comprehensive income for the six months ended June 30, 2010 and 2009, respectively.

Comprehensive income was $1,202,556 and $922,595 for the three months ended June 30, 2010 and 2009, respectively. Comprehensive income was $2,062,745 and $1,472,784 for the six months ended June 30, 2010 and 2009, respectively.

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	June 30, 2010
	U.S
	Government	Commercial	Total

Costs incurred on uncompleted
Contracts	$101,595,716	$31,662,038	$133,257,754
Estimated earnings	53,353,740	16,361,319	69,715,059
Sub-total	154,949,456	48,023,357	202,972,813
Less billings to date	122,037,037	31,892,960	153,929,997
Costs and estimated earnings
in excess of billings on
uncompleted contracts	$32,912,419	$16,130,397	$49,042,816

	December 31, 2009
	U.S
	Government	Commercial	Total
Costs incurred on uncompleted
contracts	$86,564,289	$29,253,639	$115,817,928
Estimated earnings	49,753,060	14,358,779	64,111,839
Sub-total	136,317,349	43,612,418	179,929,767
Less billings to date	107,742,619	29,168,927	136,911,546
Costs and estimated earnings in excess of billings on uncompleted contracts	$28,574,730	$14,443,491	$43,018,221

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the six months ended June 30, 2010, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contract of approximately $2,000,000, from that which would have been reported had the revised estimate been used as the basis of recognition of contract profits in prior years.

Although management believes it has established adequate procedures for estimating costs to complete on uncompleted open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion.

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
5.	INCOME PER COMMON SHARE

Basic income per common share is computed using the weighted average number of shares outstanding.  Diluted income per common share for the three and six month period ended June 30, 2010 and 2009 is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock.  Incremental shares of 817,333 and 607,333 were used in the calculation of diluted income per common share in the three and six month period ended June 30, 2010. Incremental shares of 100,000 and 310,000 were not included in the diluted earnings per share calculations for the three and six month period ended June 30, 2010, respectively, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.  Incremental shares of 254,556 and 193,689 were used in the calculation of diluted income per common share in the three and six month period ended June 30, 2009, respectively. Incremental shares of 345,000 and 802,333 were not included in the diluted earnings per share calculations for the three and six month period ended June 30, 2009 as their exercise price was in excess of the Company’s average stock price for the period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.

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

On May 26, 2010, the Company and Sovereign Bank entered into a third amendment to the Sovereign Revolving Facility increasing the existing revolving credit facility under the Credit Agreement from an aggregate of $3.5 million to an aggregate of $4.0 million and extending the term of the revolving credit facility from August 2011 to August 2013.  In addition, the interest rate on borrowings under the revolving credit facility was decreased to (i) the greater of 3.75% or 3.25% in excess of the LIBOR Rate or (ii) the greater of 3.75% or 0.50% in excess of Sovereign Bank’s prime rate, as elected by the Company in accordance with the Credit Agreement.

As of June 30, 2010, the Company was in compliance with all of the financial covenants contained in the credit agreement and no balance was outstanding under the Sovereign Revolving Facility.

7.           LONG-TERM DEBT

On October 22, 2008, the Company obtained a $3.0 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility”). Prior to entering into the term loan, the Company had borrowed $2.5 million under the Sovereign Revolving Facility to fund the initial tooling costs related to a long-term contract award.  The Company used the proceeds from the Sovereign Term Facility to repay the borrowings under the Sovereign Revolving Facility and to pay for additional tooling related to the long-term contract. The Sovereign Term Facility bears interest at LIBOR (2.85% at June 30, 2010) plus 2.5% and is secured by all of the assets of the Company.

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

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The maturities of the Sovereign Term Facility are as follows:

Six months ending December 31,
2010	$300,000
Year ending December 31,
2011	600,000
2012	600,000
2013	550,000

$2,050,000

8.           MAJOR CUSTOMERS

During the six months ended June 30, 2010 and 2009, 24% and 29%, respectively, of revenue was directly from the U.S. government. In addition, during the six months ended June 30, 2010, the Company’s three largest commercial customers accounted for 29%, 20% and 13% of revenue, respectively.  During the six months ended June 30, 2009, the Company’s three largest Commercial customers accounted for 31%, 17% and 13% of revenue, respectively.

9.           EQUITY

On April 6, 2010, the Company sold 500,000 shares of common stock at a sale price of $7.80 per share, upon the closing of a “registered direct” offering primarily to institutional investors.  The gross proceeds of the offering were $3.9 million and net proceeds, after deducting the placement agent’s fee and estimated offering expenses, were approximately $3.5 million.

A portion of the net proceeds from the sale of common stock was used to pay off the revolving credit facility with Sovereign Bank.

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

Marketing and New Business

During the six months ended June 30, 2010, we received approximately $31.1 million of new contract awards, which included approximately $5.6 million of government prime contract awards, approximately $24.4 million of government subcontract awards and approximately $1.1 million of commercial subcontract awards, compared to a total of $4.9 million of new contract awards, of all types, in the same period last year.

We still have approximately $288 million in formalized bids outstanding as of June 30, 2010 and continue to make bids on contracts on a weekly basis. While we cannot predict the probability of obtaining or the timing of awards, some of these outstanding proposals are significant in amount.

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

CPI AEROSTRUCTURES, INC.

Item2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

Revenue

Revenue for the three months ended June 30, 2010 was $12,544,625 compared to $11,437,691 for the same period last year, representing an increase of $1,106,934 or 9.7%.  For the six months ended June 30, 2010, revenue was $23,550,154 compared to $21,128,926 for the same period last year, representing an increase of $2,421,228 or 11.5%.

We generate revenue from government contracts for which we act as a prime contractor or as a subcontractor as well as from commercial contracts. Revenue generated from prime government contracts for the six months ended June 30, 2010 was $5,537,755 compared to $6,112,432 for the six months ended June 30, 2009, a decrease of $574,677 or 9.4%. This anticipated decrease resulted from our refocused marketing efforts on subcontracting work over the last two years.  Revenue generated from government subcontracts for the six months ended June 30, 2010 was $13,601,460 compared to $6,520,811 for the six months ended June 30, 2009, an increase of $7,080,649 or 108.6%.  The increase in revenue is primarily the result of work performed for the Boeing Company on the A-10 attack jet and Northrop Grumman Corporation on the E-2D surveillance airplane.  Revenue generated from commercial contracts was $4,410,940 for the six months ended June 30, 2010 compared to $8,495,683 for the six months ended June 30, 2009, a decrease of $4,084,743 or 48.1%.  The decrease in revenue from commercial contracts is the result of a decrease in work performed on the Gulfstream G650 executive jet, an expected result of normal scheduling and delivery requirements of this long term production program.

Gross Profit

Gross profit for the three months ended June 30, 2010 was $3,351,329 compared to $2,832,255 for the three months ended June 30, 2009, an increase of $519,074. As a percentage of revenue, gross profit for the three months ended June 30, 2010 was 26.7% compared to 24.8% for the same period last year. Gross profit for the six months ended June 30, 2010 was $6,100,411 compared to $4,895,151 for the six months ended June 30, 2009, an increase of $1,205,260. As a percentage of revenue, gross profit for the six months ended June 30, 2010 was 25.9% compared to 23.2% for the same period last year. As our three long term subcontract programs have matured, we have improved our efficiency and have overcome the normal program costs associated with the start up phase of long term programs.  Our gross margin of 25.9% for the six months ended June 30, 2010 is within our expected gross margin percentage range.

We expect gross margin percentage to be the range of 24%-26% for the remainder of 2010.

CPI AEROSTRUCTURES, INC.

Item2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2010 were $1,484,741 compared to $1,386,064 for the three months ended June 30, 2009, an increase of $98,677, or 7.1%. For the six months ended June 30, 2010, selling, general and administrative expenses were $2,870,368 compared to $2,575,294 for the same period last year, an increase of $295,074, or 11.5%.   The increase is primarily due to a $113,000 increase in salaries and payroll taxes, a $108,000 increase in public fees and a $75,000 increase in accrued bonus.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended June 30, 2010 was $1,826,254 compared to $1,389,489 for the same period last year, an increase of $436,765.  For the six months ended June 30, 2010, income before provision for income taxes was $3,130,068 compared to $2,216,410 for the same period last year, and increase of $913,658.

Provision for Income Taxes

Provision for income taxes was $621,000 for the three months ended June 30, 2010, or 34% of pre-tax income, compared to $486,000 or 35% of pre-tax income for the three months ended June 30, 2009.  Provision for income taxes was $1,064,000 for the six months ended June 30, 2010, or 34% of pre-tax income compared to $767,000 or 35% or pre-tax income for the six months ended June 30, 2009.

CPI AEROSTRUCTURES, INC.

Item2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Net Income

Net income for the three months ended June 30, 2010 was $1,205,254, or $0.18 per basic share, compared to net income of $903,489, or $0.15 per basic share, for the same period last year.  For the six months ended June 30, 2010, net income was $2,066,068, or $0.33 per basic share, compared to net income of $1,449,410, or $0.24 per basic share, for the same period last year.  Diluted income per share for the three months ended June 30, 2010 was $0.18, calculated utilizing 6,790,911 average shares outstanding.  Diluted income per share for the six months ended June 30, 2010 was $0.32, calculated utilizing 6,465,290 average shares outstanding. Diluted income per share for the three months ended June 30, 2009 was $0.14, calculated utilizing 6,250,021 average shares outstanding.  Diluted income per share for the six months ended June 30, 2009 was $0.23, calculated utilizing 6,183,881 average shares outstanding.

Liquidity and Capital Resources

General

At June 30, 2010, we had working capital of $44,980,846 compared to $39,118,450 at December 31, 2009, an increase of $5,862,396, or 15.0%.

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

At June 30, 2010, we had a cash balance of $774,326 compared to $2,224,825 at December 31, 2009.  During the six months ended June 30, 2010, we used cash to pay taxes of approximately $2,276,000 and we repaid $2,200,000 of our line of credit with Sovereign Bank.

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

On May 26, 2010, the Company entered into a third amendment to its credit agreement with Sovereign Bank increasing the existing revolving credit facility  under the Credit Agreement from an aggregate of $3,500,000 to an aggregate of $4,000,000 and extending the term of the revolving credit facility from August 2011 to August 2013.  In addition, the interest rate on borrowings under the revolving credit facility was decreased to (i) the greater of 3.75% or 3.25% in excess of the LIBOR Rate or (ii) the greater of 3.75% or 0.50% in excess of Sovereign Bank’s prime rate, as elected by the Company in accordance with the Credit Agreement.

As of June 30, 2010, we were in compliance with all of the financial covenants contained in the credit agreement and we had no balance outstanding under the Sovereign Revolving Facility.

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

Based on an evaluation of the Company’s disclosure controls and procedures as of June 30, 2010 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

CPI AEROSTRUCTURES, INC.

Dated: August 11, 2010	By.	/s/ Edward J Fred
Edward J. Fred
Chief Executive Officer and President

Dated August 11, 2010	By.	/s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer (Principal Accounting Officer)