Form 10-Q
period 2010-10-28
CPI AEROSTRUCTURES INC
filed 2010-11-12
CIK 889348

CPI AEROSTRUCTURES, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period	Commission File Number 1-11398
ended September 30, 2010

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

As of November 10, 2010, the number of shares of common stock, par value $.001 per share, outstanding was 6,665,756.

CPI AEROSTRUCTURES, INC.

INDEX

Part I - Financial Information

Item 1 – Condensed Financial Statements

Condensed Balance Sheets as of September 30, 2010 (Unaudited) and	3
December 31, 2009

Condensed Income Statements for the Three and Nine Months ended	4
September 30, 2010 (Unaudited) and 2009 (Unaudited)

Condensed Statements of Cash Flows for the Nine Months ended September 30, 2010	5
(Unaudited) and 2009 (Unaudited)

Notes to Condensed Financial Statements (Unaudited)	6

Item 2 – Management’s Discussion and Analysis of Financial Condition	14
and Results of Operations

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	20

Item 4 – Controls and Procedures	20

Part II - Other Information

Item 6 – Exhibits	21

Signatures	22

Exhibits	23

CPI AEROSTRUCTURES, INC.
CONDENSED BALANCE SHEETS
Part I - Financial Information

Item 1 – Financial Statements

September 30	December 31
2010	2009
(Unaudited)	(Note 1)

ASSETS
Current Assets:
Cash	$651,220	$2,224,825
Accounts receivable, net	2,479,335	5,403,932
Costs and estimated earnings in excess of billings on uncompleted
contracts	52,898,198	43,018,221
Prepaid expenses and other current assets	429,753	451,068

Total current assets	56,458,506	51,098,046

Plant and equipment, net	828,378	853,820
Deferred income taxes	697,000	526,000
Other assets	29,313	59,265
Total Assets	$58,013,197	$52,537,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,751,724	$5,859,182
Accrued expenses	334,055	610,448
Current portion of long-term debt	683,023	636,592
Line of credit	----	2,200,000
Income tax payable	2,069,006	2,368,374
Deferred income taxes	305,000	305,000
Total current liabilities	10,142,808	11,979,596

Long-term debt, net of current portion	1,349,695	1,801,357
Other liabilities	238,548	238,664

Total Liabilities	11,731,051	14,019,617

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, issued 6,772,590 and 6,122,524 shares, respectively, and
outstanding 6,650,756 and 6,033,690 shares, respectively	6,773	6,123
Additional paid-in capital	31,929,522	27,369,043
Retained earnings	15,383,459	11,888,028
Accumulated other comprehensive loss	(56,382)	(52,874)
Treasury stock, 121,834 and 88,834 shares, respectively (at cost)	(981,226)	(692,806)
Total Shareholders’ Equity	46,282,146	38,517,514
Total Liabilities and Shareholders’ Equity	$58,013,197	$52,537,131
See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

CONDENSED INCOME STATEMENTS

For the Three Months Ended		For the Nine Months Ended
September 30,		September 30,
2010	2009	2010	2009
(Unaudited)		(Unaudited)

Revenue	$12,976,084	$9,916,357	$36,526,238	$31,045,283
Cost of sales	9,593,671	7,356,561	27,043,414	23,590,336

Gross profit	3,382,413	2,559,796	9,482,824	7,454,947
Selling, general and administrative expenses	1,181,369	1,144,432	4,051,737	3,689,109
Income from operations	2,201,044	1,415,364	5,431,087	3,765,838
Interest expense	29,681	56,702	129,656	190,767
Income before provision for
income taxes	2,171,363	1,358,662	5,301,431	3,575,071

Provision for income taxes	742,000	414,000	1,806,000	1,216,000
Net income	$1,429,363	$944,662	$3,495,431	$2,359,071

Income per common share – basic	$0.21	$0.16	$0.54	$0.39

Income per common share – diluted	$0.21	$0.15	$0.53	$0.38

Shares used in computing income per common share:
Basic	6,650,756	5,995,465	6,417,729	5,991,969
Diluted	6,972,156	6,224,962	6,641,159	6,192,595

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income	$3,495,431	$2,359,071
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	271,941	245,734
Deferred rent	(3,624)	5,872
Stock option expense	528,643	444,232
Deferred portion of provision for income taxes	(171,000)	(139,500)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	2,924,597	(2,021,489)
Increase in costs and estimated earnings in excess of billings on
uncompleted contracts	(9,879,977)	(5,611,170)
Decrease in prepaid expenses and other assets	51,267	306,849
Increase in accounts payable and accrued expenses	715,847	1,769,967
Increase in billing in excess of costs on uncompleted contracts	---	238,156
(Increase) decrease in income taxes payable	(299,368)	550,373
Decrease in other liabilities	---	(3,500)
Net cash used in operating activities	(2,366,243)	(1,855,405)
Cash used in investing activities - purchase of plant and equipment	(144,807)	(111,890)
Cash flows from financing activities:
Repayments of long-term debt	(506,925)	(472,369)
Proceeds from line of credit	-----	2,700,000
Repayment of line of credit	(2,200,000)	----
Proceeds from exercise of stock options	112,500	---
Proceeds from sale of common stock	3,531,870	----
Net cash provided by financing activities	937,445	2,227,631

Net increase (decrease) in cash	(1,573,605)	260,336
Cash at beginning of period	2,224,825	424,082

Cash at end of period	$651,220	$684,418
Supplemental disclosures of cash flow information:

Non-Cash Investing and Financing Activities
Settlement of other receivables	$60,000	$60,000
Equipment acquired under capital lease	$101,694	$47,180
Accrued expenses settled in exchange for common stock	$99,697	$51,540

Cash paid during the period for:
Interest	$127,780	$172,235
Income taxes	$2,276,367	$808,627

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

    1. INTERIM FINANCIAL STATEMENTS

The condensed financial statements of CPI Aerostructures, Inc. (the “Company”) as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

The Company’s net income for the three and nine months ended September 30, 2010 includes approximately $32,000 and $529,000, respectively, of non-cash compensation expense related to the Company’s stock options.  The Company’s net income for the three and nine months ended September 30, 2009 includes approximately $40,000 and $444,000, respectively, of non-cash compensation expense related to the Company’s stock options.  The non-cash compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model.  The following weighted-average assumptions were used for the options granted during the nine months ended September 30, 2010 and 2009:

	2010	2009
Risk-free interest rate	2.5% and 2.6%, respectively	1.65% and 1.66%, respectively
Expected volatility	97% and 97%, respectively	97.0% and 95.8%, respectively
Dividend yield	0%	0%
Expected option term	5 years	5 years

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the status of the Company’s stock option plans as of September 30, 2010 and changes during the nine months ended September 30, 2010 is as follows:

		Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Fixed Options	Options
Outstanding
at beginning of period	1,052,333	$6.47
Granted	80,000	7.38
Exercised/forfeited	(215,000)	5.60
Outstanding and expected to vest,
at end of period	917,333	$6.76	2.91	$3,055,379
Vested
at end of period	879,000	$6.75	2.67	$2,886,546

As of September 30, 2010, there was $133,000 of unrecognized compensation cost related to non-vested stock option awards which will be amortized through March 2012.

During the nine months ended September 30, 2010, 10,000 stock options were exercised for cash resulting in proceeds to the Company of $79,500.  During the same period an additional 125,000 options were exercised, pursuant to provisions of the stock option plan.  The Company received $33,000 cash and 33,000 shares of its common stock in exchange for the 125,000 shares issued in the exercise.  The 33,000 shares that the Company received were valued at $288,420, the fair market value of the shares on the date of exercise, and were added to treasury stock.

3.	DERIVATIVE INSTRUMENTS AND FAIR VALUE

Our use of derivative instruments has been to hedge interest rates. These derivative contracts are entered into with financial institutions.  We do not use derivative instruments for trading purposes and we have procedures in place to monitor and control their use.

We record these derivative financial instruments on the condensed balance sheets at fair value.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

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

In October 2008, the Company entered into an interest rate swap with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt.  The notional amount, maturity date, and currency of these contracts match those of the underlying debt.  The Company has designated this interest rate swap contract as a cash flow hedge.  The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item.  No material ineffectiveness was recognized in the quarter ended September 30, 2010.  As of September 30, 2010 and December 31, 2009, we had a net deferred loss associated with cash flow hedges of approximately $85,000 and $80,000, respectively, due to the interest rate swap which has been included in Other Liabilities.

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

Fair Value

At September 30, 2010 and December 31, 2009, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	September 30, 2010
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$2,032,718	$2,032,718

	December 31, 2009
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$4,637,949	$4,637,949

We estimated the fair value of debt using market quotes and calculations based on market rates.

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the fair values of those financial liabilities measured on a recurring basis as of September 30, 2010 and December 31, 2009:

		Fair Value Measurements September 30, 2010
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$85,427	--	$85,427	--
Total	$85,427	--	$85,427	--

		Fair Value Measurements December 31, 2009
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$80,113	--	$80,113	--
Total	$80,113	--	$80,113	--

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

As of September 30, 2010 and December 31, 2009, $85,427and $80,113, respectively, was included in Other Liabilities related to the fair value of the Company’s interest rate swap, and $56,382 and $52,874, respectively, net of tax of $29,045 and $27,239, was included in Other Comprehensive Income and Accumulated Other Comprehensive Loss.

The change in unrealized gain (loss) from the Company’s interest rate swaps of $(185) and $4,007 is included in other comprehensive income for the three months ended September 30, 2010 and 2009, respectively.  The change in unrealized gain (loss) from the Company’s interest rate swaps of $(3,508) and $22,427 is included in other comprehensive income for the nine months ended September 30, 2010 and 2009, respectively.

Comprehensive income was $1,429,178 and $940,655 for the three months ended September 30, 2010 and 2009, respectively. Comprehensive income was $3,491,923 and $2,336,644, for the nine months ended September 30, 2010 and 2009, respectively.

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

    4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	September 30, 2010
	U.S
	Government	Commercial	Total

Costs incurred on uncompleted
Contracts	$110,345,774	$32,490,028	$142,835,802
Estimated earnings	56,049,690	16,863,913	72,913,603
Sub-total	166,395,464	49,353,941	215,749,405
Less billings to date	128,348,911	34,502,296	162,851,207
Costs and estimated earnings
in excess of billings on
uncompleted contracts	$38,046,553	$14,851,645	$52,898,198

	December 31, 2009
	U.S
	Government	Commercial	Total
Costs incurred on uncompleted
contracts	$86,564,289	$29,253,639	$115,817,928
Estimated earnings	49,753,060	14,358,779	64,111,839
Sub-total	136,317,349	43,612,418	179,929,767
Less billings to date	107,742,619	29,168,927	136,911,546
Costs and estimated earnings in excess of billings on uncompleted contracts	$28,574,730	$14,443,491	$43,018,221

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the nine months ended September 30, 2010, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contract of approximately $2,400,000, from that which would have been reported had the revised estimate been used as the basis of recognition of contract profits in prior years.

Although management believes it has established adequate procedures for estimating costs to complete on uncompleted open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion.

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
5.	INCOME PER COMMON SHARE

Basic income per common share is computed using the weighted average number of shares outstanding.  Diluted income per common share for the three and nine month period ended September 30, 2010 and 2009 is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.  Incremental shares of 321,400 and 223,430 were used in the calculation of diluted income per common share in the three and nine month period ended September 30, 2010. Incremental shares of 75,000 and 100,000 were not included in the diluted earnings per share calculations for the three and nine month period ended September 30, 2010, respectively, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.  Incremental shares of 229,497 and 200,627 were used in the calculation of diluted income per common share in the three and nine month period ended September 30, 2009, respectively. Incremental shares of 420,000 and 603,333 were not included in the diluted earnings per share calculations for the three and nine month period ended September 30, 2009 as their exercise price was in excess of the Company’s average stock price for the period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.

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

As of September 30, 2010, the Company was in compliance with all of the financial covenants contained in the credit agreement and no balance was outstanding under the Sovereign Revolving Facility.

    7.   LONG-TERM DEBT

On October 22, 2008, the Company obtained a $3.0 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility”). Prior to entering into the term loan, the Company had borrowed $2.5 million under the Sovereign Revolving Facility to fund the initial tooling costs related to a long-term contract award.  The Company used the proceeds from the Sovereign Term Facility to repay the borrowings under the Sovereign Revolving Facility and to pay for additional tooling related to the long-term contract. The Sovereign Term Facility bears interest at LIBOR (2.76% at September 30, 2010) plus 2.5% and is secured by all of the assets of the Company.

Concurrent with entering into the Sovereign Term Facility, Sovereign Bank amended the terms of the Sovereign Revolving Facility extending the term until August 2010 and amending the covenants, as defined, commencing in the fourth quarter of 2008.

The terms and conditions of the Sovereign Revolving Facility are applicable to the Sovereign Term Facility.

Additionally, the Company and Sovereign Bank entered into a five-year interest rate swap agreement, in the notional amount of $3 million. Under the interest rate swap, the Company pays an amount to Sovereign Bank representing interest on the notional amount at a rate of 5.8% and receives an amount from Sovereign representing interest on the notional amount at a rate equal to the one-month LIBOR.  The effect of this interest rate swap will be the Company paying a fixed interest rate of 5.8% over the term of the Sovereign Term Facility.

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The maturities of the Sovereign Term Facility are as follows:

Three months ending December 31,
2010	$150,000
Year ending December 31,
2011	600,000
2012	600,000
2013	550,000

$1,900,000

8.           MAJOR CUSTOMERS

During the nine months ended September 30, 2010 and 2009, 23% and 37%, respectively, of revenue was directly from the U.S. government. In addition, during the nine months ended September 30, 2010, the Company’s three largest commercial customers accounted for 31%, 22% and 12% of revenue, respectively.  During the nine months ended September 30, 2009, the Company’s three largest Commercial customers accounted for 24%, 16% and 13% of revenue, respectively.

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

Marketing and New Business

During the nine months ended September 30, 2010, we received approximately $57.3 million of new contract awards, which included approximately $8.0 million of government prime contract awards, approximately $44.7 million of government subcontract awards and approximately $4.6 million of commercial subcontract awards, compared to a total of $15.0 million of new contract awards, of all types, in the same period last year.

We have approximately $384 million in formalized bids outstanding as of November 5, 2010 and continue to make bids on contracts on a weekly basis. While we cannot predict the probability of obtaining or the timing of awards, some of these outstanding proposals are significant in amount.

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

CPI AEROSTRUCTURES, INC.

Item2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

Revenue

Revenue for the three months ended September 30, 2010 was $12,976,084 compared to $9,916,357 for the same period last year, representing an increase of $3,059,727 or 30.9%.  For the nine months ended September 30, 2010, revenue was $36,526,238 compared to $31,045,283 for the same period last year, representing an increase of $5,480,955 or 17.7%.

We generate revenue from government contracts for which we act as a prime contractor or as a subcontractor as well as from commercial contracts. Revenue generated from prime government contracts for the nine months ended September 30, 2010 was $8,221,185 compared to $9,973,342 for the nine months ended September 30, 2009, a decrease of $1,752,157 or 17.6%. This anticipated decrease resulted from our refocused marketing efforts on subcontracting work over the last two years.  Revenue generated from government subcontracts for the nine months ended September 30, 2010 was $22,563,530 compared to $10,851,080 for the nine months ended September 30, 2009, an increase of $11,712,450 or 107.9%.  The increase in revenue is primarily the result of work performed for the Boeing Company on the A-10 attack jet and Northrop Grumman Corporation on the E-2D surveillance airplane.  Revenue generated from commercial contracts was $5,741,523 for the nine months ended September 30, 2010 compared to $10,220,861 for the nine months ended September 30, 2009, a decrease of $4,479,338 or 43.8%.  The decrease in revenue from commercial contracts is the result of a decrease in work performed on the Gulfstream G650 executive jet, an expected result of normal scheduling and delivery requirements of this long-term production program.

Gross Profit

Gross profit for the three months ended September 30, 2010 was $3,382,413 compared to $2,559,796 for the three months ended September 30, 2009, an increase of $822,617. As a percentage of revenue, gross profit for the three months ended September 30, 2010 was 26.1% compared to 25.8% for the same period last year. Gross profit for the nine months ended September 30, 2010 was $9,482,824 compared to $7,454,947 for the nine months ended September 30, 2009, an increase of $2,027,877. As a percentage of revenue, gross profit for the nine months ended September 30, 2010 was 26.0% compared to 24.0% for the same period last year. As our three long-term subcontract programs have matured, we have improved our efficiency and have overcome the normal program costs associated with the start up phase of long-term programs.  Our gross margin of 26.0% for the nine months ended September 30, 2010 is within our expected gross margin percentage range.

We expect gross margin percentage to be the range of 24%-26% for the remainder of 2010.

CPI AEROSTRUCTURES, INC.

Item2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2010 were $1,181,369 compared to $1,144,432 for the three months ended September 30, 2009, an increase of $36,937, or 3.2%. For the nine months ended September 30, 2010, selling, general and administrative expenses were $4,051,737 compared to $3,689,109 for the same period last year, an increase of $362,628, or 9.8%.   The increase is primarily due to a $128,000 increase in public fees, a $125,000 increase in accrued bonus, and a $105,000 increase in salaries and payroll taxes.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended September 30, 2010 was $2,171,363 compared to $1,358,662 for the same period last year, an increase of $812,701.  For the nine months ended September 30, 2010, income before provision for income taxes was $5,301,431 compared to $3,575,071 for the same period last year, and increase of $1,726,360.

Provision for Income Taxes

Provision for income taxes was $742,000 for the three months ended September 30, 2010, or 34% of pre-tax income, compared to $414,000 or 30% of pre-tax income for the three months ended September 30, 2009.  Provision for income taxes was $1,806,000 for the nine months ended September 30, 2010, or 34% of pre-tax income compared to $1,216,000 or 34% of pre-tax income for the nine months ended September 30, 2009.

CPI AEROSTRUCTURES, INC.

Item2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Net Income

Net income for the three months ended September 30, 2010 was $1,429,363, or $0.21 per basic share, compared to net income of $944,662, or $0.16 per basic share, for the same period last year.  For the nine months ended September 30, 2010, net income was $3,495,431, or $0.54 per basic share, compared to net income of $2,359,071, or $0.39 per basic share, for the same period last year.  Diluted income per share for the three months ended September 30, 2010 was $0.21, calculated utilizing 6,972,156 average shares outstanding.  Diluted income per share for the nine months ended September 30, 2010 was $0.53, calculated utilizing 6,641,159 average shares outstanding. Diluted income per share for the three months ended September 30, 2009 was $0.15, calculated utilizing 6,224,962 average shares outstanding.  Diluted income per share for the nine months ended September 30, 2009 was $0.38, calculated utilizing 6,192,595 average shares outstanding.

Liquidity and Capital Resources

General

At September 30, 2010, we had working capital of $46,315,698 compared to $39,118,450 at December 31, 2009, an increase of $7,197,248, or 18.4%.

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

At September 30, 2010, we had a cash balance of $651,220 compared to $2,224,825 at December 31, 2009.  During the nine months ended September 30, 2010, we used cash to pay taxes of $2,276,367 and we repaid $2,200,000 of our line of credit with Sovereign Bank.

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

As of September 30, 2010, we were in compliance with all of the financial covenants contained in the credit agreement and we had no balance outstanding under the Sovereign Revolving Facility.

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

Additionally, the Company and Sovereign Bank entered into a five-year interest rate swap agreement, in the notional amount of $3 million.  Under the interest rate swap, the Company pays an amount to Sovereign Bank representing interest on the notional amount of 5.8% and receives an amount from Sovereign representing interest on the notional amount at a rate equal to the one-month LIBOR plus 2.5%. The effect of this interest rate swap will be the Company paying a fixed interest rate of 5.8% over the term of the Sovereign Term Facility.

CPI AEROSTRUCTURES, INC.

Item 3 – Quantitive and Qualitative Disclosure About Market Risk

Not Applicable

Item 4 – Controls and Procedures

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

Based on an evaluation of the Company’s disclosure controls and procedures as of September 30, 2010 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

CPI AEROSTRUCTURES, INC.

Part II:  Other Information

Item 6 – Exhibits

Exhibit 31.1	Section 302 Certification by Chief Executive Officer and President
Exhibit 31.2	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
Exhibit 32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer

CPI AEROSTRUCTURES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: November 12, 2010	By.	/s/ Edward J. Fred
Edward J. Fred
Chief Executive Officer and President

Dated: November 12, 2010	By.	/s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer (Principal Accounting Officer)