Form 10-K
CPI AEROSTRUCTURES INC
filed 2011-03-14
CIK 889348

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Yes  ☐     No  ☒

As of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on the NYSE AMEX of $9.85) held by non-affiliates of the registrant was $54,255,159.

As of March 1, 2011, the registrant had 6,794,736 common shares, $.001 par value, outstanding.

 Documents Incorporated by Reference:

Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

CPI AEROSTRUCTURES, INC.
FORM 10-K ANNUAL REPORT-2010

PART I

Item 1.  BUSINESS

General

CPI Aerostructures, Inc. (“CPI Aero®” or the “Company”) is engaged in the contract production of structural aircraft parts principally for the U.S. Air Force and other branches of the U.S. armed forces, either as a prime contractor or as a subcontractor to other defense prime contractors.  CPI Aero also acts as a subcontractor to prime aircraft manufacturers in the production of commercial aircraft parts.  Our strategy for growth has been focused primarily as a subcontractor for defense prime contractors.  Due to our success as a subcontractor to defense prime contractors we have pursued opportunities to increase our commercial subcontracting business.

As a subcontractor to leading defense prime contractors such as Northrop Grumman Corporation (“NGC”), The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed”), Sikorsky Aircraft Corporation (“Sikorsky”) and Vought Aircraft Industries, Inc. (“Vought”), we deliver various pods, and modular and structural assemblies for military aircraft such as the E-2D “Hawkeye” surveillance aircraft, UH-60 “Black Hawk” helicopter, the A-10 “Thunderbolt” attack jet, the MH-60S mine counter measure helicopter and the C-5A “Galaxy” cargo jet.  In 2010, we were awarded approximately $48.6 million of government subcontracts from prime contractors, compared to $6.9 million in 2009 and $36.2 million in 2008. 73% and 43% of our revenue in 2010 and 2009, respectively, was generated by subcontracts with defense prime contractors.

We also operate as a subcontractor to prime contractors, including Sikorsky and Spirit AeroSystems, Inc. (“Spirit”), in the production of commercial aircraft parts.  For Spirit we deliver leading edges for the G650 executive jet.  For Sikorsky, we deliver various kits and assemblies for the S-92 civilian helicopter. In 2010, we were awarded approximately $4.6 million of commercial subcontracts from prime contractors.  17%, 29% and 21% of our revenue in 2010, 2009 and 2008 respectively, was generated by commercial contract sales.

Although our reliance on direct U.S. Government work has decreased in recent years, we do perform as a prime contractor supplying structural aircraft parts to the U.S. Government, we deliver skin panels, leading edges, flight control surfaces, engine components, wing tips, cowl doors, nacelle assemblies and inlet assemblies for military aircraft such as the C-5A cargo jet, the T-38 “Talon” jet trainer, the C-130 “Hercules” cargo jet, the A-10 attack jet, and the E-3 “Sentry” AWACS jet.  In 2010, we were awarded approximately $8.5 million of prime contracts from the U.S. Government, compared to $10.6 million in 2009 and $9.2 million in 2008.    10%, 28% and 49% of our revenue in 2010, 2009 and 2008 respectively, was generated by prime government contract sales.

CPI Aero has over 30 years of experience as a contractor, completing over 2,500 contracts to date.  Most members of our management team have held management positions at large aerospace contractors, including NGC, Lockheed and The Fairchild Corporation.  Our technical team possesses extensive technical expertise and program management and integration capabilities. Our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products.  While the larger prime contractors compete for significant modification awards and subcontract components to other suppliers, they generally do not compete for awards for smaller modifications or spare and repair parts, even for planes for which they are the original manufacturer.  We qualify as a “small business” in connection with U.S. government contract awards because we have less than 1,000 employees, and this allows us to compete for military awards set aside for companies with this small business status.

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

Significant Contracts

Some of our significant contracts are as follows:

Military Aircraft – Subcontracts with Prime Contractors

E-2D “Hawkeye” The NGC E-2 Hawkeye is an all-weather, aircraft carrier-based tactical Airborne Early Warning (AEW) aircraft. The twin turboprop aircraft was designed and developed in the 1950s by Grumman for the United States Navy as a replacement for the E-1 Tracer. The United States Navy aircraft has been progressively updated with the latest variant, the E-2D, first flying in 2007. In 2008, we received an initial $7.9-million order from NGC to provide structural kits for the E-2D. We value the long-term agreement at approximately $98 million over an eight-year period, with the potential to be in excess of $195 million over the life of the aircraft program.

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

In 2008, we received an initial order of $3.2 million from the Boeing Integrated Defense Systems unit of The Boeing Company (“Boeing”) in support of its $2 billion award to produce up to 242 enhanced wings for the A-10.  The cumulative orders we have received on this program through December 2010 exceed $33 million.

Commercial Aircraft – Subcontracts with Prime Contractors

Gulfstream G650 In March 2008, Spirit awarded us a contract to provide Spirit with leading edges for the Gulfstream G650 business jet, a commercial program that Spirit is supporting.  During 2009 we renegotiated the unit pricing for add-on work, engineering changes and tooling charges with Spirit for this multi–year contract.  As a result of this renegotiation, we estimate the value of this contract to be approximately $46.9 million.  In addition, the tooling portion of this contract of approximately $5.6 million is to be paid in four installments through July 2011. The Spirit contract accounted for approximately 10% of our revenue for 2010.

Military Aircraft – Prime Contracts with U.S. Government

C-5A “Galaxy”.  The C-5A Galaxy cargo jet is one of the largest aircraft in the world and can carry a maximum cargo load of 270,000 pounds.  Lockheed delivered the first C-5A in 1970.  The C-5A Galaxy carries fully equipped combat-ready military units to any point in the world on short notice and then provides field support to sustain the fighting force.  The Air Force has created a comprehensive program to ensure the capabilities of its C-5A fleet until 2040.  We are one of the leading suppliers of structural spare parts and assemblies for the C-5A aircraft. We assemble numerous C-5A parts, including panels, slats, spoilers and wing-tips and are the only supplier of C-5A wing-tips to the U.S. government.  Like the C-5A itself, the wing-tip is a large structure and is expensive – costing up to $750,000 for each replacement piece.  Our first C-5A contract was approximately $590,000 of structural spares and was awarded in 1995.  In 2004, the Air Force awarded us a seven-year TOP contract to build an assortment of parts for the C-5A, including wing tips and panels.    The ordering period for the C-5 TOP contract ends in May of 2011.  Since 1995, we have received releases under contracts for C-5A parts aggregating approximately $93 million, including $37.1 million from the TOP contract.

Sales and Marketing

We obtain contracts for our products and services through the process of competitive bidding. Our average sales cycle, which generally commences at the time a prospective customer issues a request for proposal and ends upon delivery of the final product to the customer, varies widely.  While historically our direct U.S. Government work has typically ranged from six months to two years, our major subcontract awards for the E-2D, A-10 and G650 average a seven year life. Our military customers have included Defense Supply Center Richmond, Wright-Patterson Air Force Base (AFB), Warner Robins AFB, Tinker AFB, NAVICP, Hill AFB, U.S. Army Redstone Arsenal.  Our commercial customers have included Sikorsky, Boeing, B.F. Goodrich (Rohr), NGC, Lockheed, Nordam, Hupp and Spirit.

As of February 28, 2011, we had over $536 million in bids outstanding, and we continue to make bids on contracts on a weekly basis. In recent years, as our marketing efforts have been focused more on subcontracting work, the number of bids per week has declined, however the average bid size has increased.

The Market

The majority of our parts are sold for use by the U.S. Military.  Accordingly, the national defense budget and procurement funding decisions drive demand for our business.  Government spending requirements for procurement, operations and maintenance for 2011 and beyond will continue to be affected by the global war on terrorism through the continued need for military missions and reconstruction efforts in Iraq and Afghanistan and the related fiscal consequences of war.

Since 2008 we have increased our customer base, and positioned our company to take advantage of additional market opportunities and reduce the impact of the slowdown in government contract awards, as well as the overall slowdown in the economy as a whole.  In 2008 we had our best subcontracting year ever as we were awarded approximately $36 million of government subcontracts from prime contractors.  In 2009 we had approximately $7 million in government subcontracts, which was significantly below the 2008 amount, predominately because of  $8.2 million and $13.2 million of awards in 2008 on the NGC E-2D program and the Boeing A-10 programs, respectively.  In 2010, we  had approximately $48.6 million in government subcontracts, which exceeded our 2008 record year by 35%.

Our success as a subcontractor to defense prime contractors has provided us with opportunities to act as a subcontractor to prime contractors in the production of commercial aircraft parts.  In 2010, we were awarded approximately $4.6 million of commercial subcontracts from prime contractors.

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders.  Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation.  Substantially all  of our backlog is subject to termination at will and rescheduling, without significant penalty.  Congress often appropriates funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years.  Therefore, our funded backlog does not include the full value of our contracts.  Our backlog as of December 31, 2010 and 2009 was as follows:

Backlog	December 31, 2010	December 31, 2009
Funded	$43,506,000	$35,484,000
Unfunded	246,455,000	193,998,000
Total	$289,961,000	$229,482,000

Approximately 90% of the total amount of our backlog at December 31, 2010 was attributable to government contracts.  All of the funded backlog at December 31, 2010 is expected to be recognized as revenue during 2011.  Our unfunded backlog is primarily comprised of the long-term contracts that we received from Boeing, Spirit and NGC during 2008.  These long-term contracts are expected to have yearly orders which will be funded in the future.  In addition, the scope of work under these contracts has been expanded as the customers have added to the original long-term agreements.

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

Employees

As of March 1, 2011, we had 127 full-time employees.  We employ temporary personnel with specialized disciplines on an as-needed basis.  None of our employees is a member of a union.  We believe that our relations with our employees are good.

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

We are a supplier, either directly or as a subcontractor, to the U.S. government and its agencies, principally the U.S. Air Force.  Ten percent of revenue for 2010, 28% of revenue for 2009 and 79% of revenue for 2008 was derived from prime government contract sales.  In addition, government subcontracts accounted for 73% of our revenue in 2010, 43% of our revenue in 2009 and 30% of our revenue in 2008.  We depend on government contracts for a significant portion of our business.  If we are suspended or barred from contracting with the U.S. government, if our reputation or relationship with individual federal agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially adversely affected.

We face risks relating to government contracts.

The funding of U.S. Government programs is subject to congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds on a fiscal year basis even though a program may extend over several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the 2011 and subsequent budgets ultimately approved by Congress or be included in the scope of separate supplemental appropriations. The impact, severity and duration of the current U.S. economic situation, the sweeping economic plans adopted by the U.S. Government, and pressures on the federal budget could also adversely affect the total funding and/or funding for individual programs. In the event that appropriations for any of our programs becomes unavailable, or is reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the U.S. Government, which could have a material adverse effect on our future sales under such program, and on our financial position, results of operations, or cash flows.

We also cannot predict the impact of potential changes in priorities due to military transformation and planning and/or the nature of war-related activity on existing, follow-on or replacement programs. A shift of government priorities to programs in which we do not participate and/or reductions in funding for or the termination of programs in which we do participate, unless offset by other programs and opportunities, could have a material adverse effect on our financial position, results of operations, or cash flows.

In addition, the U.S. Government generally has the ability to terminate contracts, in whole or in part, without prior notice, for convenience or for default based on performance. In the event of termination for the U.S. Government’s convenience, contractors are generally protected by provisions covering reimbursement for costs incurred on the contracts and profit on those costs but not the anticipated profit that would have been earned had the contract been completed. Termination by the U.S. Government of a contract for convenience could also result in the cancellation of future work on that program. Termination by the U.S. Government of a contract due to our default could require us to pay for re-procurement costs in excess of the original contract price, net of the value of work accepted from the original contract. Termination of a contract due to our default may expose us to liability and could have a material adverse effect on our ability to compete for contracts.

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

Many of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services that we must provide to our customers.  There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontract, our failure to extend existing task orders or issue new task orders under a subcontract, or our hiring of personnel of a subcontractor.  A failure by one or more of our subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as the prime contractor.  Subcontractor performance deficiencies could result in a customer eliminating our ability to progress bill or terminating our contract for default.  A prohibition on progress billing may have an adverse effect upon our cash flow and profitability and a default termination could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders.  In addition, a delay in our ability to obtain components and equipment parts from our suppliers may affect our ability to meet our customers’ needs and may have an adverse effect upon our profitability.

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

The maximum contract value specified under each government contract that we enter into is not necessarily indicative of the revenues that we will realize under that contract.  Because we may not receive the full amount we expect under a contract, we may not accurately estimate our backlog because the earnings of revenues on programs included in backlog may never occur or may change.  Cancellations of pending contracts or terminations or reductions of contracts in progress could have a material adverse effect on our business, prospects, financial condition or results of operations.  As of December 31, 2010, our backlog was approximately $290 million, of which 15% was funded and 85% was unfunded.

We may be unable to attract and retain personnel who are key to our operations.

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

The current global credit environment could make it more difficult for us to access additional financing which is essential for funding the operations and growth of our business.

Our ability to fund our operations and contractual commitments and refinance maturing debt obligations requires access to sufficient bank credit lines.  The current global economic environment has resulted in a deterioration of credit markets, making borrowing more difficult for most businesses. There is no indication when this situation will abate.  If in the future we are unable to obtain sufficient credit lines on terms acceptable to us, the continued development or growth of our business and our financial results may be materially adversely affected.

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

Our management determined that as of December 31, 2010, our internal control over financial reporting was effective based on criteria created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) set forth in Internal Control – Integrated Framework (1992).  However, if material weaknesses are identified in our internal control over financial reporting in the future, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to implement remedial measures.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Such remedial measures could be expensive and time consuming and could potentially cause investors to lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

We incur risk associated with new programs

New programs with new technologies typically carry risks associated with design changes, development of new production tools, increased capital and funding commitments, ability to meet customer specifications, delivery schedules and unique contractual requirements, supplier performance, ability of the customer to meet its contractual obligations to us, and our ability to accurately estimate costs associated with such programs.  In addition, any new program may not generate sufficient demand or may experience technological problems or significant delays in the regulatory or other certification or manufacturing and delivery schedule.  If we were unable to perform our obligations under new programs to the customer’s satisfaction, if we were unable to manufacture products at our estimated costs, or if a new program in which we had made a significant investment was terminated or experienced weak demand, delays or technological problems, then our business, financial condition and results of operations could be materially adversely affected.  This risk includes the potential for default, quality problems, or inability to meet weight requirements, as well as our inability to negotiate final pricing for program changes, and could result in low margin or forward loss contracts, and the risk of having to write-off costs and estimated earnings in excess of billings on uncompleted contracts if it were deemed to be unrecoverable over the life of the program.  In addition, beginning new work on existing programs also carries risk associated with the transfer of technology, knowledge and tooling.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

Item 2.                      PROPERTIES

CPI Aerostructures’ executive offices and production facilities are situated in an approximate 60,000 square foot building located at 60 Heartland Blvd., Edgewood, New York 11717.  CPI Aerostructures occupies this facility under a ten-year lease that commenced in January 2005.  The current monthly base rent is $37,314, plus real estate taxes.  Our base rent increases at 3% per year through 2014.  We are currently in the process of obtaining additional facility space.

Item 3.                      LEGAL PROCEEDINGS

None

Item 4.                      (REMOVED AND RESERVED).

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are listed on the NYSE Amex under the symbol CVU.  The following table sets forth for 2010 and 2009, the high and low sales prices of our common shares for the periods indicated, as reported by the NYSE Amex.

Period	High	Low
2009
Quarter Ended March 31, 2009	$6.75	$3.52
Quarter Ended June 30, 2009	$8.30	$6.25
Quarter Ended September 30, 2009	$8.18	$5.85
Quarter Ended December 31, 2009	$7.40	$5.80
2010
Quarter Ended March 31, 2010	$8.66	$5.99
Quarter Ended June 30, 2010	$9.85	$8.00
Quarter Ended September 30, 2010	$11.03	$9.20
Quarter Ended December 31, 2010	$14.15	$9.79

On March 1, 2011, the closing sale price for our common shares on the NYSE AMEX was $14.67. On March 1, 2011, there were 178 holders of record of our common shares and, we believe, over 2,200 beneficial owners of our common shares.

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

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

None

Equity Compensation Plan Information

The following table sets forth certain information at December 31, 2010 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	780,333	$6.68	445,000

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth our financial data as of the dates and for the periods indicated.  The data has been derived from our audited financial statements.  The selected financial data should be read in conjunction with our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Statement of Operations Data:	Years Ended December 31,
	2010	2009	2008	2007	2006

Revenue	$43,990,784	$43,906,825	$35,588,831	$27,985,476	$17,907,989

Cost of sales	37,877,960	32,597,208	27,065,243	20,596,085	16,264,351

Gross profit	6,112,824	11,309,617	8,523,588	7,389,391	1,643,638

Selling, general and administrative expenses	5,415,292	5,197,663	4,717,080	4,355,027	3,551,974

Income (loss) from operations	697,532	6,111,954	3,806,508	3,034,364	(1,908,336)

Other income (expense):
Interest/ other income	3,770	2,014	78,952	4,973	6,656
Interest expense	(158,406)	(252,961)	(31,847)	(22,441)	(20,326)
Total other income (expense), net	(154,636)	(250,947)	47,105	(17,468)	(13,670)

Income (loss) before taxes	542,896	5,861,007	3,853,613	3,016,896	(1,922,006)
Provision for (benefit from) income taxes	13,000	1,915,000	1,263,000	1,110,000	(657,000)

Net income (loss)	$529,896	$3,946,007	$2,590,613	$1,906,896	$(1,265,006)

Income (loss) per common share – basic	$0.08	$0.66	$0.44	$0.34	$(0.23)

Income (loss) per common share – diluted	$0.08	$0.64	$0.42	$0.32	$(0.23)

Basic weighted average number of common shares outstanding	6,489,942	5,994,326	5,952,703	5,673,903	5,446,711

Diluted weighted average number of common shares outstanding	6,736,501	6,156,628	6,203,789	6,028,480	5,446,711

Balance Sheet Data:		At December 31,
	2010	2009	2008	2007	2006

Cash	$823,376	$2,224,825	$424,082	$338,391	$38,564

Costs and estimated earnings in excess of billings on uncompleted contracts	47,165,166	43,018,221	37,865,016	31,148,181	28,783,708

Total current assets	54,747,455	51,098,046	41,823,767	35,575,822	31,006,495

Total assets	56,457,187	52,537,131	43,351,506	36,620,572	32,160,187

Total current liabilities	10,370,285	11,979,596	6,688,372	6,858,854	5,883,991

Working capital	44,377,170	39,118,450	35,135,395	28,716,968	25,122,504

Short-term debt	1,485,008	2,836,592	920,668	1,103,701	392,188

Long-term debt	1,190,097	1,801,357	2,401,206	7,605	-----

Shareholders’ equity	44,670,443	38,517,514	33,983,150	29,603,514	26,177,655

Total liabilities and shareholders’ equity	56,457,187	52,537,131	43,351,506	36,620,572	32,160,187

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

Business Operations

We are engaged in the contract production of structural aircraft parts principally for the U.S. Air Force and other branches of the U.S. armed forces, either as a prime contractor or as a subcontractor for other defense prime contractors. Our strategy for growth has focused primarily as a subcontractor for leading aerospace prime contractors.

Due to our success as a subcontractor to defense prime contractors and growth in the commercial sector, we are also pursuing opportunities to increase our commercial subcontracting business.

Among our significant contracts are:

•
A long-term requirements contract of approximately $70 million from The Boeing Company for assemblies for 242 enhanced wings for the A-10 “Thunderbolt” attack jet. The initial orders under this contract were for $13.2 million.  The scope of work under this contract has increased to a potential value of $81 million as of December 31, 2010.

•
An initial order of $7.9 million as part of a $98 million agreement from NGC to provide structural kits for an in-production aircraft. The 8-year agreement has the potential to generate up to $195 million in revenue over the life of the program.

•
A long-term multi-million dollar contract from Spirit AeroSystems for major aerostructure assemblies for the Gulfstream G650 aircraft for which we will build fixed leading edge assemblies.  We anticipate that this contract will generate significant revenue for us in the future. The initial order is valued at approximately $3.5 million.  The scope of work under this contract has a potential value of $47 million over the life of the program.  Deliveries of these assemblies began in 2009 and continue through 2014.

While historically our direct U.S. Government work has typically ranged from six months to two years, our major subcontract awards for the E-2D, A-10 and G650 average a 7 year life.  Except in cases where contract terms permit us to bill on a progress basis, we must incur upfront costs in producing assemblies and bill our customers upon delivery.  Because of the upfront costs incurred, the timing of our billings and the nature of the percentage-of-completion method of accounting described below, there can be a significant disparity between the periods in which (a) costs are expended, (b) revenue and earnings are recorded and (c) cash is received.

Critical Accounting Policies

Revenue Recognition

We recognize revenue from our contracts over the contractual period under the percentage-of-completion (POC) method of accounting.  Under the POC method of accounting, revenue and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract.  Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned “Costs and estimated earnings in excess of billings on uncompleted contracts.”  Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned “Billings in excess of costs and estimated earnings on uncompleted contracts.”  Changes to the original estimates may be required during the life of the contract.  Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in the financial statements in the period the change becomes known.  The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods.  As a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by us during any reporting period.  We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however, we cannot assure you that our estimates will be accurate.  If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods.  Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to pay taxes until the reported earnings materialize to actual cash receipts.

Results of Operations

Year Ended December 31, 2010 as Compared to the Year Ended December 31, 2009

Revenue.  Revenue for the year ended December 31, 2010 was $43,990,784 compared to $43,906,825 for the same period last year, representing an increase of $83,958 or 0.19%.  The increase in revenue is primarily the result of work performed on our three major subcontract awards won in 2008.  The Gulfstream G650 program, Boeing A-10 program and NGC E-2D program accounted for 10%, 35% and 27% of our revenue in 2010, respectively.

Overall, revenue generated from prime government contracts for the year ended December 31, 2010 was $4,471,399 compared to $12,249,372 for the year ended December 31, 2009, a decrease of $7,777,973 or 64%.  The decrease in revenue from prime government contracts is predominately the result of changes in estimates that were necessary on three programs. The Department of Defense (“DOD”) opted to terminate the T-38 program one release earlier than expected, which caused us to revise our revenue estimate on this program.  The DOD placed purchase orders for 9 of the 10 projected years of the T-38 program.  By not placing an order for the final year (estimated to be 43 aircraft), the value of the contract approximated $56 million, instead of the $61 million that the Company had expected.  This change in estimate results in an adjustment of approximately $4.6 million.  In addition, we had two C-5 contracts where we revised our revenue estimates based on our inability to get DOD approval of a first article and the related reductions in revenue associated with the government not ordering the expected production units on these programs.  The two C-5 contracts were not related to the C-5 TOP contract.  The change in estimate for the two C-5 contracts approximated $2.6 million.

Revenue generated from government subcontracts for the year ended December 31, 2010 was $31,963,271 compared to $18,826,766 for the year ended December 31, 2009, an increase of $13,136,505 or 70%, primarily the result of the A-10 and E-2D programs.

Revenue generated from commercial contracts was $7,556,114 for the year ended December 31, 2010 compared to $12,830,687 for the year ended December 31, 2009, a decrease of $5,274,573 or 41%.  This decrease is the result of the normal production schedule anticipated on the G650 program during testing, FAA certification and initial low rate production.

During the year ended December 31, 2010, we received approximately $61.7 million of new contract awards, which included approximately $8.5 million of government prime contract awards, approximately $48.6 million of government subcontract awards and approximately $4.6 million of commercial contract awards, compared to $23.4 million of new contract awards in 2009, which included $10.6 million of government prime contract awards, $6.9 million of government subcontract awards and $5.9 million of commercial contract awards.

As of December 31, 2010, we had approximately $486 million in bids outstanding.  We continue to make bids on contracts on a weekly basis.

As the above results show, the Company has had success in our efforts to increase our subcontract business and as a result we expect to continue to focus our marketing efforts in this area for the foreseeable future.

Gross profit.  Gross profit for the year ended December 31, 2010 was $6,112,824 compared to $11,309,617 for the year ended December 31, 2009, a decrease of $5,196,793.  As a percentage of revenue, gross profit for the year ended December 31, 2010 was 13.9% compared to 25.8% for the same period last year.  The reduced gross profit percentage is the result of the changes in estimates on the three programs described above.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the year ended December 31, 2010 were $5,415,292 compared to $5,197,663 for the year ended December 31, 2009, an increase of $217,629, or 4.2%.  This increase was primarily due to an approximately $303,000 increase in accounting and legal fees,  a $142,000 increase in public fees and a $101,000 increase in salaries offset by a decrease in accrued bonus of $350,000 and a  decrease in consulting fees of approximately $135,000.  The increase in accounting and legal fees was the result of strategic planning work done during the fourth quarter of 2010.  The increase in public fees was the result of increased investor relations activity.  The increase in salaries is the result of normal salary increases.  The decrease in accrued bonus is the result of lower executive officer bonus computed pursuant to the executive officer employment agreements.  The decrease in consulting fees is the result of decreased computer consultant work in 2010.

Interest Expense. Interest expense for the year ended December 31, 2010 was $158,406, compared to $252,961 for 2009, a decrease of $94,555 or 37%. The decrease in interest expense is the result of a decrease in outstanding debt during 2010 as compared to 2009.

Income from operations.  We had income from operations for the year ended December 31, 2010 of $697,532 compared to $6,111,954 for the year ended December 31, 2009.  The decrease in operating income was predominately the result of the change in estimates on the three contracts discussed earlier.

Year Ended December 31, 2009 as Compared to the Year Ended December 31, 2008

Revenue.  Revenue for the year ended December 31, 2009 was $43,906,825 compared to $35,588,831 for the year ended December 31, 2008, representing an increase of $8,317,994 or 23%.  The increase in revenue is primarily the result of work performed on our three major subcontract awards won in 2008.  The Gulfstream G650 program, Boeing A-10 program and NGC E-2D program accounted for 21.4%, 17.7% and 6.3% of our revenue in 2009, respectively.

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

Gross profit.  Gross profit for the year ended December 31, 2009 was $11,309,617 compared to $8,523,588 for the year ended December 31, 2008, an increase of $2,786,029.  As a percentage of revenue, gross profit for the year ended December 31, 2009 was 25.8% compared to 24.0% for the same period last year.  The increase in gross margin percentage was the result of better margins obtained on our new long-term programs as these programs mature and as we have renegotiated pricing on program changes and add on orders.

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

Business Outlook

Our expectations for 2011 are as follows:

•	Revenue in the range of $78-$81 million, a 77%-84% increase over 2010, primarily due to the continued increase in work on our three major long-term programs (A-10, E-2D and G650);

•	Gross margin percentage in the range of 25%-27%;

•	Net income in the range of $9.2-$9.5 million.

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

Liquidity and Capital Resources

General. At December 31, 2010, we had working capital of $44,377,170 compared to $39,118,450 at December 31, 2009, an increase of $5,258,720, or 13%.

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

Our costs and estimated earnings in excess of billings increased by approximately $4,146,945 during the year ended December 31, 2010.  The net increase in costs and estimated earnings in excess of billings on uncompleted contracts was primarily due to higher levels of procurement and production related to work on contract with Boeing, Spirit and NGC.  In order to perform on new programs we may be required to expend up-front costs, that may have to be amortized over a portion of production units.  In the case of significant program delays and/or program cancellations, we could be required to bear impairment charges which may be material, for costs that are not recoverable.  Such charges and the loss of up-front costs could have a material impact on our liquidity.

Additionally, at December 31, 2010, our cash balance was $823,376 compared to $2,224,825 at December 31, 2009, a decrease of $1,401,449.  Our accounts receivable balance at December 31, 2010 increased to $6,152,544 from $5,403,932 at December 31, 2009 and $2,479,335 at September 30, 2010.  During 2010 a large portion of our cash has been used to get the E-2D and A-10 programs up to their production levels.

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

On October 22, 2008, we obtained a $3 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility”).  Prior to entering into the term loan we had borrowed $2.5 million under the Sovereign Revolving Facility to fund the initial tooling costs related to the previously mentioned long-term contract with Spirit.  We used the proceeds from the Sovereign Term Facility to repay the borrowings under the Sovereign Revolving Facility and to pay for additional tooling related to the Spirit contract.  The Sovereign Term Facility bears interest at the lower of LIBOR plus 2.5% or Sovereign Bank’s prime rate (2.758% as of December 31, 2010) and is secured by all of our assets.

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

As of December 31, 2010, because of the change in estimate on three prime government contracts which resulted in approximately $7.2 million adjustment to revenue in the fourth quarter of 2010, the Company was not in compliance with the financial covenants contained in the credit agreement. Sovereign Bank has waived these covenants as of December 31, 2010.  In addition, the credit agrement's computation for the Debt Service Coverage Ratio has been amended beginning in the first quarter of 2011 so that the change in estimate adjustment doesn’t result in a covenant violation during the year ended December 31, 2011.  As of December 31, 2010, the Company had $800,000 outstanding under the Sovereign Revolving Facility.

We believe that our existing resources, together with the availability under our credit facility, will be sufficient to meet our current working capital needs for at least the next 12 months.

Contractual Obligations. The table below summarizes information about our contractual obligations as of December 31, 2010 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

Contractual Obligations	Payments Due By Period ($)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$1,750,000	$600,000	$1,150,000	-	-
Capital Lease Obligations	125,105	85,005	40,100	-	-
Operating Leases	1,873,301	447,770	936,241	$489,290	-
Employment Agreement Compensation**	2,076,300	1,229,000	847,300	-	-
Interest Rate Swap Agreement	45,404	-	45,404	-	-
Total Contractual Cash Obligations	$5,870,110	$2,361,775	$3,019,045	$489,290	$-

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

Based on an evaluation of the Company’s disclosure controls and procedures as of December 31, 2010 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of December 31, 2010.

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework (1992) created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  OTHER INFORMATION.

The following disclosure would otherwise have been furnished on Form 8-K under the heading “Item 1.01 – Entry Into a Material Definitive Agreement”:

On March 13, 2011, the Company entered into a fourth amendment to its credit agreement with Sovereign Bank, dated as of August 13, 2007, as amended as of October 22, 2008, July 7, 2009, and May 21, 2010 (the "Credit Agreement"), amending the definition of "Debt Service Coverage Ratio" by adding a 2010 Adjustment (the "Adjustment").  For the first three fiscal periods of 2011, the Adjustment provides for the addition of $4,500,000 to the Debt Service Coverage Ratio calculation.  All other provisions of the Credit Agreement remain in full force and effect.

On March 11, 2011, the Company was granted a waiver by Sovereign Bank, with respect to its noncompliance with financial covenants at December 31, 2010 relating to Interest Coverage Ratio, Net Profit, and Debt Service Coverage Ratio, as defined in the Credit Agreement.

The description of the Credit Agreement is qualified in its entirety by reference to the full text of the Credit Agreement attached hereto as Exhibit 10.14.

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

See Item 14.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Items 10, 11, 12, 13 and 14 will be contained in our definitive proxy statement for our 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120  days  after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Exchange Act, and incorporated herein by reference.

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Exhibit Number	Name of Exhibit	No. in Document
3.1	Certificate of Incorporation of the Company, as amended. (1)	3.1
3.1(a)	Certificate of Amendment of Certificate of Incorporation filed on July 14, 1998. (3)	3.1(a)
3.2	Amended and Restated By-Laws of the Company. (11)	3.2
4.1	Form of Warrant issued to designees of EarlyBirdCapital, Inc., dated February 19, 2003. (7)	4.7
10.1	1992 Stock Option Plan. (1)	10.3
10.2	1995 Employee Stock Option Plan. (2)	10.4
10.3	Form of military contract. (1)	10.7
10.4	1998 Performance Equity Plan. (3)	10.28
10.5	Performance Equity Plan 2000. (4)	10.29
10.5.1	Amendment to Performance Equity Plan 2000 (9)	10.6.1
*10.6	Stock Option Agreement, dated August 14, 2001, between Edward J. Fred and the Company. (5)	10.35
*10.7	Stock Option Agreement between the Company and Edward J. Fred, dated June 18, 2002. (6)	10.56
10.8	Form of Merger & Acquisition Agreement, between EarlyBirdCapital, Inc. and the Company. (7)	10.26
10.9	Registration Rights Agreement between the Company and Chemical Investments dated February 26, 2002, as assigned to Crescendo Partners, II. (7)	10.27
10.9.1	Schedule of Omitted Document in the form of Exhibit 10.9, including material detail in which such document differs from Exhibit 10.9. (7)	10.27.1
*10.10	Stock Option agreement between Vincent Palazzolo and the Company, dated as of May 17, 2004 (8)	10.22
*10.11	Employment Agreement between Vincent Palazzolo and the Company, dated as of December 16, 2009. (10)	10.23

*10.12	Stock Option Agreement between the Company and Vincent Palazzolo, dated December 1, 2006 (9)	10.24
*10.13	Amended and Restated Employment Agreement between Edward J. Fred and the Company, dated December 16, 2009. (10)	10.23
10.14	Credit Agreement between CPI Aerostructures, Inc., and Sovereign Bank, dated as of August 13, 2007 (12)	10.23
10.15	Commercial Security Agreement, dated August 13, 2007, between CPI Aerostructures, Inc., Grantor, and Sovereign Bank, Lender (12)	10.24
10.16	First Amendment to Credit Agreement, dated as of October 22, 2008, by and between CPI Aerostructures, Inc. and Sovereign Bank (15)
10.17	ISDA 2002 Master Agreement and Schedule, dated as of October 22, 2008, between Sovereign Bank and CPI Aerostructures, Inc. (15)
10.18	Second Amendment to Credit Agreement, dated as of July 7, 2009, by and between CPI Aerostructures, Inc. and Sovereign Bank (14)
*10.19	Employment Agreement between Douglas McCrosson and the Company, dated as of December 16, 2009. (10)
10.20	Performance Equity Plan 2009 (16)
**10.21	Fourth Amendment to Credit Agreement, dated March 13, 2011, by and between CPI Aerostructures, Inc. and Sovereign Bank
14	Code of Business Conduct and Ethics (13)	14
**21	Subsidiaries of the Registrant.
**23.1	Consent of J.H. Cohn LLP
**31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Management compensation contract or arrangement.
**Filed herewith.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-49270) declared effective on September 16, 1992 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for year ended December 31, 1995 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.
(5)	Filed as an exhibit to Schedule 13D filed on behalf of Edward J. Fred on October 19, 2001 and incorporated herein by reference.
(6)	Filed as an exhibit to Schedule 13D filed on behalf of Edward J. Fred on July 12, 2002 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-101902) declared effective on February 12, 2003 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated May 24, 2004 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 1, 2006 and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 21, 2009 and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 2007 and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 13, 2009 and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.
(16)	Included as Appendix A to the Company’s Proxy Statement filed on April 30, 2009.

CPI AEROSTRUCTURES, INC.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:
Balance Sheets as of December 31, 2010 and 2009	F-2
Statements of Income for the Years Ended December 31, 2010, 2009 and 2008	F-3
Statements of Shareholders’ Equity for the Years Ended
December 31, 2010, 2009 and 2008	F-4
Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	F-5 - F-6
Notes to Financial Statements	F-7 - F-19

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
CPI Aerostructures, Inc.

We have audited the accompanying balance sheets of CPI Aerostructures, Inc. as of December 31, 2010 and 2009, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CPI Aerostructures, Inc. as of December 31, 2010 and 2009, and its related statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/J.H. Cohn LLP

Jericho, New York
March 14, 2011

CPI AEROSTRUCTURES, INC.

BALANCE SHEETS
	December 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash	$823,376	$2,224,825
Accounts receivable, net	6,152,544	5,403,932
Costs and estimated earnings in excess of billings on uncompleted
contracts	47,165,166	43,018,221
Prepaid expenses and other current assets	606,369	451,068
Total current assets	54,747,455	51,098,046

Property and equipment, net	881,915	853,820
Deferred income taxes	668,000	526,000
Other assets	159,817	59,265
Total Assets	$56,457,187	$52,537,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,267,330	$5,859,182
Accrued expenses	301,941	610,448
Current portion of long-term debt	685,008	636,592
Line of credit	800,000	2,200,000
Deferred income taxes	182,000	305,000
Income taxes payable	134,006	2,368,374
Total current liabilities	10,370,285	11,979,596

Long-term debt, net of current portion	1,190,097	1,801,357
Other liabilities	226,362	238,664
Total Liabilities	11,786,744	14,019,617

Commitments

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, issued 6,911,570 and 6,122,524 shares, respectively, and
outstanding 6,789,736 and 6,033,690 shares, respectively	6,912	6,123
Additional paid-in capital	33,272,237	27,369,043
Retained earnings	12,417,924	11,888,028
Accumulated other comprehensive loss	(45,404)	(52,874)
Treasury stock, 121,834 and 88,834 shares, respectively
of common stock (at cost)	(981,226)	(692,806)
Total Shareholders’ Equity	44,670,443	38,517,514
Total Liabilities and Shareholders’ Equity	$56,457,187	$52,537,131

See Notes to the Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF INCOME

Year ended December 31,	2010	2009	2008

Revenue	$43,990,784	$43,906,825	$35,588,831

Cost of sales	37,877,960	32,597,208	27,065,243

Gross profit	6,112,824	11,309,617	8,523,588

Selling, general and administrative expenses	5,415,292	5,197,663	4,717,080
Income from operations	697,532	6,111,954	3,806,508

Interest income (expense):
Interest/other income	3,770	2,014	78,952
Interest expense	(158,406)	(252,961)	(31,847)
Total other income (expense), net	(154,636)	(250,947)	47,105
Income before provision for income taxes	542,896	5,861,007	3,853,613

Provision for income taxes	13,000	1,915,000	1,263,000

Net income	$529,896	$3,946,007	$2,590,613

Basic net income per common share	$0.08	$0.66	$0.44

Diluted net income per common share	$0.08	$0.64	$0.42

Shares used in computing earnings per common share:
Basic	6,489,942	5,994,326	5,952,703
Diluted	6,736,501	6,156,628	6,203,789

See Notes to the Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2010, 2009 and 2008

	CommonStock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance at January 1, 2008	5,816,457	$5,816	$24,787,296	$5,351,408	$(541,006)	$----	$29,603,514
Net Income	----	----	----	2,590,613	----	----	2,590,613
Change in unrealized loss from interest rate swap	----	----	----	----	----	(84,517)	(84,517)
Comprehensive income	----	----	----	----	----	----	2,506,096
Common stock issued upon exercise of options and warrants	216,250	216	999,471	----	----	----	999,687
Common stock issued as employee compensation	13,566	14	100,793	----	----	----	100,807
Stock compensation expense	----	----	495,046	----	----	----	495,046
Tax benefit from stock option plans	----	----	278,000	----	----	----	278,000
Balance at December 31, 2008	6,046,273	$6,046	$26,660,606	$7,942,021	$(541,006)	$(84,517)	$33,983,150
Net Income	----	----	----	3,946,007	----	----	3,946,007
Change in unrealized loss from interest rate swap	----	----	----	----	----	31,643	31,643
Comprehensive income	----	----	----	----	----	----	3,977,650
Common stock issued upon exercise of options and warrants	60,000	60	151,740	----	----	----	151,800
Common stock issued as employee compensation	16,251	17	72,990	----	----	----	73,007
Stock compensation expense	----	----	483,707	----	----	----	483,707
Treasury stock acquired	----	----	----	----	(151,800)	----	(151,800)
Balance at December 31, 2009	6,122,524	$6,123	$27,369,043	$11,888,028	$(692,806)	$(52,874)	$38,517,514
Net Income	----	----	----	529,896	----	----	529,896
Change in unrealized loss from interest rate swap	----	----	----	----	----	7,470	7,470
Comprehensive income	---	---	---	---	---	---	537,366
Common stock issued in share offering	500,000	500	3,529,041	----	----	----	3,529,541
Common stock issued upon exercise of options and warrants	272,000	272	1,389,678	----	----	----	1,389,950
Common stock issued as employee compensation	17,046	17	126,846	----	----	----	126,863
Stock compensation expense	----	----	553,629	----	----	----	553,629
Tax benefit from stock option plans	---	---	304,000	--	---	---	304,000
Treasury stock acquired	---	---	---	---	(288,420)	---	(288,420)
Balance at December 31, 2010	6,911,570	$6,912	$33,272,237	$12,417,924	$(981,226)	$(45,404)	$44,670,443

See Notes to the Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF CASH FLOWS

Year ended December 31,	2010	2009	2008
Cash flows from operating activities:
Net income	$529,896	$3,946,007	$2,590,613
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	386,394	338,995	287,412
Deferred rent	(4,832)	7,830	20,122
Stock-based compensation expense	553,629	483,707	495,046
Common stock issued as employee compensation	27,168	21,468	18,260
Deferred portion of provision for income taxes	(265,000)	(367,800)	(206,961)
Tax benefit for stock options	(304,000)	---	(278,000)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(878,612)	(2,428,920)	369,363
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(4,146,945)	(5,153,205)	(6,716,835)
Decrease (increase) in prepaid expenses and other current assets	(125,853)	168,589	(65,252)
Decrease in other assets	---	60,000	17,416
(Decrease) increase in accounts payable and accrued expenses	2,199,337	2,136,464	(338,902)
(Decrease) increase in income taxes payable	(1,930,368)	1,461,374	448,000
Decrease in refundable income taxes	---	----	528,470

Net cash provided by (used in) operating activities	(3,959,186)	674,509	(2,831,248)
Cash flows from investing activities:
Purchase of property and equipment	(300,803)	(142,661)	(493,667)

Net cash used in investing activities	(300,803)	(142,661)	(493,667)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,101,529	---	999,687
Proceeds from sale of common stock	3,529,541	---	---
Payment of line of credit	(2,200,000)	(800,000)	(2,500,000)
Proceeds from line of credit	800,000	2,700,000	1,700,000
Payment of long-term debt	(676,530)	(631,105)	(67,081)
Proceeds from long-term debt	---	---	3,000,000
Tax benefit for stock options	304,000	---	278,000
Net cash provided by financing activities	2,858,540	1,268,895	3,410,606
Net increase (decrease) in cash	(1,401,449)	1,800,743	85,691
Cash at beginning of year	2,224,825	424,082	338,391
Cash at end of year	$823,376	$2,224,825	$424,082

Continued
See Notes to the Financial Statements

CPI AEROSTRUCTURES, INC.
STATEMENTS OF CASH FLOWS

Supplemental schedule of noncash investing and financing activities:
Deferred tax benefit of interest rate swap liability	$	---	$(16,300)	$43,539
Equipment acquired under capital lease		$113,686	$47,180	$77,650
Settlement of other receivables		$60,000	$60,000	---
Accrued expenses settled in exchange for common stock		$99,696	$51,540	$82,547
Stock options proceeds paid with Company’s stock		$288,420	$151,800	----
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$158,406	$265,761	$19,262
Cash paid for income taxes	$2,276,367	$808,627	$765,000

See Notes to the Financial Statements

NOTES TO FINANCIAL STATEMENTS
1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The operations of CPI Aerostructures, Inc. (“CPI Aero” or the “Company”) consist of the production of complex aerospace structural assemblies principally for the U.S. Air Force and other branches of the U.S. armed forces, wither as a prime contractor or as a subcontractor to other defense prime contractors.  The Company also acts as a subcontractor to prime aerospace manufactures in the production of commercial aircraft parts.  The length of the Company’s contracts varies between six months and ten years.

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

Cash

 The Company maintains its cash in two financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation.  From time to time, the Company’s balances may exceed these limits.  As of December 31, 2010, the Company had approximately $113,000 of uninsured balances.  The Company limits its credit risk by selecting financial institutions considered to be highly credit worthy.

CPI AEROSTRUCTURES, INC.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances.  The Company writes off accounts when they are deemed to be uncollectible.  The Company has recorded an approximate $10,000 allowance for doubtful accounts at December 31, 2010 and 2009.

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

Short-Term Debt

The fair value of the Company’s short-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Using this method, the fair value of the Company’s short-term debt was not significantly different than the stated value at December 31, 2010 and 2009.

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

In October 2008, the Company entered into an interest rate swap with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt.  The notional amount, maturity date, and currency of these contracts match those of the underlying debt.  The Company has designated this interest rate swap contract as a cash flow hedge.  The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item.  No material ineffectiveness was recognized in 2010.  As of December 31, 2010 and 2009, we had a net deferred loss associated with cash flow hedges of approximately $69,000 and $80,000, respectively, due to the interest rate swap which has been included in Other Liabilities.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties may fail to meet their contractual obligations.  Recent adverse developments in the global financial and credit markets could negatively impact the creditworthiness of our counterparties and cause one or more of our counterparties to fail to perform as expected.  To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties.  Through December 31, 2010, all counterparties have performed in accordance with their contractual obligations.

Fair Value

At December 31, 2010 and 2009, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$2,675,105	$2,675,105	$4,637,949	$4,637,949

We estimated the fair value of debt using market quotes and calculations based on market rates.

CPI AEROSTRUCTURES, INC.

The following tables presents the fair values of those financial assets and liabilities measured on a recurring basis as of December 31, 2010 and 2009:

		Fair Value Measurements 2010
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$68,794	--	$68,794	--
Total	$68,794	--	$68,794	--

Fair Value Measurements 2009
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$ 80,113	--	$ 80,113	--
Total	$ 80,113	--	$ 80,113	--

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

As of December 31, 2010 and 2009, $68,794 and $80,113, respectively, was included in Other Liabilities related to the fair value of the Company’s interest rate swap, and $45,404 and $52,874, respectively, net of tax of $23,390 and $27,239, respectively, was included in Accumulated Other Comprehensive Loss.

Freight and Delivery Costs

The Company incurred freight and delivery costs of approximately $75,000, $72,000, $159,000, respectively, during the years ended December 31, 2010, 2009 and 2008. These costs are included in cost of sales.

Earnings Per Share

Basic earnings per common share is computed using the weighted-average number of shares outstanding.  Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 246,559 were used in the calculation of diluted earnings per common share in 2010. Incremental shares of 75,000 were not included in the diluted earnings per share calculations at December 31, 2010,  as their exercise price was in excess of the Company’s quoted market price  and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation. Incremental shares of 162,302 were used in the calculation of diluted earnings per common share in 2009. Incremental shares of 603,333 were not included in the diluted earnings per share calculations at December 31, 2009,  as their exercise price was in excess of the Company’s quoted market price  and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation.  Incremental shares of 251,086 were used in the calculation of diluted earnings per common share in 2008. Incremental shares of 400,000 were not included in the diluted earnings per share calculations at

CPI AEROSTRUCTURES, INC.

 December 31, 2008,  as their exercise price was in excess of the Company’s quoted market price  and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation.

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

CPI AEROSTRUCTURES, INC.

2. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS
At December 31, 2010, costs and estimated earnings in excess of billings on uncompleted contracts (unbilled) consist of:

	U.S. Government	Commercial	Total

Costs incurred on uncompleted contracts	$120,072,649	$33,521,525	$153,594,174
Estimated earnings	51,712,912	17,647,006	69,359,918
	171,785,561	51,168,531	222,954,092
Less billings to date	138,885,635	36,903,291	175,788,926
Costs and estimated earnings in excess of billings on uncompleted contracts	$32,899,926	$14,265,240	$47,165,166

At December 31, 2009, costs and estimated earnings in excess of billings on uncompleted contracts (unbilled) consist of:
	U.S. Government	Commercial	Total

Costs incurred on uncompleted
Contracts	$86,564,289	$29,253,639	$115,817,928
Estimated earnings	49,753,060	14,358,779	64,111,839
	136,317,349	43,612,418	179,929,767
Less billings to date	107,742,619	29,168,927	136,911,546
Costs and estimated earnings in excess of billings on uncompleted contracts	$28,574,730	$14,443,491	$43,018,221

Unbilled costs and estimated earnings are billed in accordance with applicable contract terms.  As of December 31, 2010, approximately $1,500,000 of the balances above are not expected to be collected within one year.  There are no amounts billed under retainage provisions.

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the year ended December 31, 2010 and 2009, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contract of approximately $10,200,000 and $6,100,000, respectively, from that which would have been reported had the revised estimate been used as the basis of recognition of contract profits in prior years.

Although management believes it has established adequate procedures for estimating costs to complete on uncompleted open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion.

CPI AEROSTRUCTURES, INC.

3. ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables as follows:

2010	2009

Billed receivables	$6,161,524	$5,390,762
Unbilled receivables on completed contracts	---	22,150
Less: allowance for doubtful accounts	(8,980)	(8,980)
	$6,152,544	$5,403,932

4.           PROPERTY AND EQUIPMENT:
Property and equipment, at cost, consists of the following
			Estimated Useful Life
December 31,	2010	2009

Machinery and equipment	$665,834	$635,475	5 to 10 years
Computer equipment	1,571,377	1,233,602	5 years
Furniture and fixtures	218,804	201,943	7 years
Automobiles and trucks	13,162	13,162	5 years
Leasehold improvements	863,871	834,373	10 years
	3,333,048	2,918,555
Less accumulated depreciation and amortization	2,451,133	2,064,735
	$881,915	$853,820

Depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 was $386,394, $338,995 and $287,412, respectively.

During the years ended December 31, 2010 and 2009, the Company acquired $113,686 and $47,180, respectively, of property and equipment under notes payable and capital leases.

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

CPI AEROSTRUCTURES, INC.

As of December 31, 2010, because of the change in estimate on three prime government contracts which resulted in approximately $7.2 million adjustment to revenue in the fourth quarter of 2010, the Company was not in compliance with the financial covenants contained in the credit agreement.  Sovereign Bank has waived these convenants as of December 31, 2010.  In addition, the credit agreement's computation for the Debt Service Coverage Ratio has been amended beginning in the first quarter of 2011 so that the change in estimate adjustment doesn't result in a covenant violation in future quarters.  As of December 31, 2010, the Company had $800,000 outstanding under the Sovereign Revolving Facility, bearing interest at 4.0% per annum.

6.           LONG-TERM DEBT

On October 22, 2008, the Company obtained a $3 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility”).  Prior to entering into the term loan the Company had borrowed $2.5 million under the Sovereign Revolving Facility to fund the initial tooling costs related to a long-term contract.  The Company used the proceeds from the Sovereign Term Facility to repay the borrowings under the Sovereign Revolving Facility and to pay for additional tooling related to a long-term contract.  The Sovereign Term Facility bears interest at the lower of LIBOR plus 2.5% or Sovereign Bank’s prime rate (2.758% as of December 31, 2010) and is secured by all of our assets.

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

The maturities of the long-term debt are as follows:

Year ending December 31,

2011	$685,008
2012	636,423
2013	553,674
$1,875,105

Also included in long-term debt are capital leases and notes payable of $125,105 at December 31, 2010, including a current portion of $85,008.

7.           COMMITMENTS:
The Company has employment agreements with six employees.  The aggregate future commitment under these agreements is as follows:

Year ending December 31,

2011	$1,229,000
2012	847,300
$2,076,300

CPI AEROSTRUCTURES, INC.

These agreements provide for additional bonus payments that are calculated as defined.

The Company leases an office and warehouse facility under a non-cancelable operating lease which expires in December 2014.  The aggregate future commitment under this agreement is as follows:

Year ending December 31,

2011	$447,770
2012	461,203
2013	475,038
2014	489,290
$1,873,301

Rent expense for the years ended December 31, 2010, 2009 and 2008 was $443,071, $430,066 and $430,061, respectively.

8. INCOME TAXES
The provision for income taxes consists of the following:

Years ended December 31,	2010	2009	2008
Current:
Federal	$435,000	$2,282,800	$1,513,500
Prior year overaccrual	(157,000)	---	---

Deferred:
Federal	(265,000)	(367,800)	(250,500)
	$13,000	$1,915,000	$1,263,000

The difference between the income tax provision (benefit) computed at the federal statutory rate and the actual tax provision (benefit) is accounted for as follows:

December 31,	2010	2009	2008

Taxes computed at the federal
statutory rate	$237,000	$1,993,000	$1,310,000
Prior year overaccrual	(157,000)	---	---
Permanent differences	(67,000)	(78,000)	(47,000)
Provision for Income Taxes	$13,000	$1,915,000	$1,263,000

The components of deferred income tax assets and liabilities are as follows:

Deferred Tax Assets :	2010	2009
Property and equipment	$49,000	$37,000
Stock options	596,000	462,000
Interest rate swap	23,000	27,000
Deferred Tax Assets-non current	668,000	526,000

Deferred Tax Liabilities:
Revenue recognition	182,000	305,000
Deferred Tax Liabilities-current	182,000	305,000
Net Deferred Tax Assets (Liabilities)	$486,000	$221,000

CPI AEROSTRUCTURES, INC.

The Company recognized, for income tax purposes, a tax benefit of $304,000, zero and $278,000 for the years ended December 31, 2010, 2009 and 2008, respectively, for compensation expense related to its stock option plan for which no corresponding charge to operations has been recorded.  Such amounts have been added to additional paid-in capital in those years.

The Company did not account for the domestic production activity deduction when preparing the 2009 tax accrual.  The Company did take the domestic production activity deduction when preparing its 2009 federal income tax return, which resulted in an overaccrual of approximately $157,000.

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

The Company’s net income for the years ended December 31, 2010, 2009 and 2008, include approximately $554,000, $484,000 and $495,000 of compensation expense, respectively.  The Company recorded reductions in income tax payable of approximately, $304,000, zero and $278,000 for the years ended December 31, 2010, 2009 and 2008, respectively, as a result of the tax benefit upon exercise of options.  The compensation expense related to the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.  Cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized from options exercised (excess tax benefits) is classified as cash inflows from financing activities and cash inflows from operating activities.

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

CPI AEROSTRUCTURES, INC.

The Company has 445,000 options available for grant under the 2009 Plan.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model.  The following weighted average assumptions were used for option grants during the years ended  December 31, 2010, 2009 and 2008:

	2010	2009	2008
Risk-free interest rate	2.55%	1.66%	3.5%
Expected volatility	97.0%	95.8%	77%
Dividend yield	0%	0%	0%

Expected option term-in years	5	5	5

The risk free interest rate for the years ended December 31, 2010, 2009 and 2008 is based on the 5 year U.S. Treasury note rate on the day of grant.  The expected volatility computation for the years ended December 31, 2010, 2009 and 2008 is based on the average of the volatility over the most recent four year period, which represents the Company’s estimate of expected volatility over the expected option term.  The Company has never paid a dividend, and is not expected to pay a dividend in the foreseeable future, therefore the dividend yield is assumed to be zero.  The Company assumes zero forfeitures of options as the historical forfeiture rate is below 1%.

A summary of the status of the Company’s stock option plans is as follows:
Fixed Options	Options	Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2008	1,010,418	$6.28	3.91
Granted during period	80,000	8.33
Exercised	(21,250)	6.67
Forfeited/Expired	(21,835)	6.59
Outstanding at December 31, 2008	1,047,333	$6.42	3.91
Granted during period	125,000	6.38
Exercised	(60,000)	2.53
Forfeited/Expired	(60,000)	9.38
Outstanding at December 31, 2009	1,052,333	$6.47	2.88
Granted during period	80,000	7.38
Exercised	(272,000)	5.11

CPI AEROSTRUCTURES, INC.

Forfeited/Expired	(80,000)	10.01
Outstanding and expected to vest at December 31, 2010	780,333	6.68	2.92	5,761,477

Vested at December 31, 2010	750,333	6.68	2.63	5,376,110

The weighted-average fair value of each option granted during the years ended December 31, 2010, 2009 and 2008, estimated as of the grant date using the Black-Scholes option valuation model was $5.47, $4.87 and $5.30, respectively.

The Company’s stock options granted to non-employee directors vest immediately upon grant and have a maximum contractual term of five years.  Stock options granted to employees vest over three years and have a maximum contractual term of ten years.  The expected option term is calculated utilizing historical data of option exercises.

As of December 31, 2010, 2009 and 2008, there was $108,435, $228,186 and $104,769, respectively, of unrecognized compensation cost related to non-vested stock option awards which will be amortized through March, 2012, the requisite service period.

During the year ended December 31, 2010, 147,000 stock options were exercised for cash resulting in cash proceeds to the Company of $1,069,200.  In addition, 125,000 options were exercised, pursuant to provisions of the stock option plan, for a combination of cash and shares.  The Company received $35,330 cash and 33,000 shares of its common stock in exchange for the 125,000 shares issued in the exercise.  The 33,000 shares that the Company received were valued at $288,420, the fair market value of the shares on the date of exercise, and were added to treasury stock.

During the years ended December 31, 2010, 2009 and 2008, the Company earned a tax benefit of $304,000, zero and $278,000, respectively, from the exercise of stock options.
The intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was approximately $1,936,000, $218,000 and $34,000, respectively.

The fair value of all options vested during the years ended December 31, 2010, 2009 and 2008 was $563,000, $419,000 and $495,000, respectively.

10. WARRANTS AND OPTIONS

In February 2003, the Company issued to an underwriter (and its designees) warrants to purchase an aggregate of 200,000 shares of the Company’s common stock as compensation related to the Company’s public offering.

In February 2008, 195,000 of the warrants to purchase shares (all that remained outstanding) were exercised, resulting in net proceeds to the company of $858,000. During the year ended December 31, 2008, the Company earned a tax benefit of approximately $267,000 resulting from the exercise of these warrants.  This amount has been credited to additional paid-in capital and applied to the current tax liability.

11. EMPLOYEE BENEFIT PLAN

On September 11, 1996, The Company’s board of directors instituted a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Code”).  On October 1, 1998, the Company amended and standardized its plan as required by the Code.  Pursuant to the amended plan, qualified employees may contribute a percentage of their pretax eligible compensation to the Plan and the Company will match a percentage of each employee’s contribution.  Additionally, the Company has a profit-sharing plan covering all eligible employees.  Contributions by the Company are at the discretion of management.  The amount of contributions recorded by the Company in 2010, 2009 and 2008 amounted to $173,186, $152,750 and $122,670, respectively.

CPI AEROSTRUCTURES, INC.

12. MAJOR CUSTOMER

10% of revenue in 2010, 28% of revenue in 2009 and 49% of revenue in 2008 were directly to the U.S. government.     2% and 15% of accounts receivable at December 31, 2010 and 2009, respectively, were from the U. S. government.

In addition, in 2010, 35%, 27%, 12% and 10% of our revenue were to our four largest Commercial customers, respectively.  In 2009, 21%, 18%, 17% and 11% of our revenue were to our four largest Commercial customers, respectively.  48%, 28% and 15% of accounts receivable at December 31, 2010 were from our three largest commercial customers.  43%, 17% and 9% of accounts receivable at December 31, 2009 were from our three largest commercial customers.

16% and 40% of Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts at December 31, 2010 and 2009, respectively, were from the U.S. government.
28%, 22% 19% and 10% of Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts at December 31, 2010 were from our four largest commercial customers.  26% and 19% of Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts at December 31, 2009 were from our two largest commercial customers

13. EQUITY

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

Dated: March 14, 2011	CPI AEROSTRUCTURES, INC.
(Registrant)

	By:	/s/ Vincent Palazzolo
Vincent Palazzolo Chief Financial Officer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric Rosenfeld	Chairman of the Board of	March 14, 2011
Eric Rosenfeld	Directors

/s/ Edward J. Fred	Chief Executive Officer and	March 14, 2011
Edward J. Fred	President

/s/ Vincent Palazzolo	Chief Financial Officer and Secretary	March 14, 2011
Vincent Palazzolo

/s/ Walter Paulick	Director	March 14, 2011
Walter Paulick

/s/ Kenneth McSweeney	Director	March 14, 2011
Kenneth McSweeney

/s/ Harvey Bazaar	Director	March 14, 2011
Harvey Bazaar