Form 10-Q
period 2011-05-02
CPI AEROSTRUCTURES INC
filed 2011-05-06
CIK 889348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period	Commission File Number 1-11398
ended March 31, 2011

CPI AEROSTRUCTURES, INC.
(Exact name of registrant as specified in its charter)

New York	11-2520310 (IRS Employer Identification Number)
(State or other jurisdiction
of incorporation or organization)

60 Heartland Blvd., Edgewood, NY	11717
(Address of principal executive offices)	(zip code)

(631) 586-5200
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⁭ No ☒

As of April 25, 2011, the number of shares of common stock, par value $.001 per share, outstanding was 6,813,313.

CPI AEROSTRUCTURES, INC.

INDEX

Part I - Financial Information

Item 1 – Condensed Financial Statements

Condensed Balance Sheets as of March 31, 2011 (Unaudited) and	3
December 31, 2010

Condensed Income Statements for the Three Months ended	4
March 31, 2011 (Unaudited) and 2010 (Unaudited)

Condensed Statements of Cash Flows for the Three Months ended March 31, 2011	5
(Unaudited) and 2010 (Unaudited)

Notes to Condensed Financial Statements (Unaudited)	6

Item 2 – Management’s Discussion and Analysis of Financial Condition	13
and Results of Operations

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	19

Item 4 – Controls and Procedures	19

Part II - Other Information

Item 6 – Exhibits	20

Signatures	21

Exhibits	21

CPI AEROSTRUCTURES, INC.

Part I - Financial Information

Item 1 – Financial Statements
CONDENSED BALANCE SHEETS

March 31	December 31
2011	2010
(Unaudited)	(Note 1)

ASSETS
Current Assets:
Cash	$285,190	$823,376
Accounts receivable, net	4,845,168	6,152,544
Costs and estimated earnings in excess of billings on uncompleted
contracts	55,299,034	47,165,166
Prepaid expenses and other current assets	516,496	606,369

Total current assets	60,945,888	54,747,455

Plant and equipment, net	1,175,849	881,915
Deferred income taxes	670,000	668,000
Other assets	29,313	159,817
Total Assets	$62,821,050	$56,457,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,635,234	$8,267,330
Accrued expenses	156,988	301,941
Current portion of long-term debt	777,081	685,008
Line of credit	3,700,000	800,000
Income tax payable	600,006	182,000
Deferred income taxes	182,000	134,006
Total current liabilities	15,051,309	10,370,285

Long-term debt, net of current portion	1,103,299	1,190,097
Other liabilities	214,158	226,362

Total Liabilities	16,368,766	11,786,744

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, issued 6,946,570 and 6,911,570 shares, respectively, and
outstanding 6,813,313 and 6,789,736 shares, respectively	6,947	6,912
Additional paid-in capital	33,837,257	33,272,237
Retained earnings	13,785,974	12,417,924
Accumulated other comprehensive loss	(37,668)	(45,404)
Treasury stock, 133,257 and 121,834 shares, respectively (at cost)	(1,140,226)	(981,226)
Total Shareholders’ Equity	46,452,284	44,670,443
Total Liabilities and Shareholders’ Equity	$62,821,050	$56,457,187
See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

CONDENSED INCOME STATEMENTS

For the Three Months Ended
March 31,
2011	2010
(Unaudited)

Revenue	$16,009,608	$11,005,529
Cost of sales	12,159,504	8,256,447

Gross profit	3,850,104	2,749,082
Selling, general and administrative expenses	1,800,422	1,385,627
Income from operations	2,049,682	1,363,455
Interest expense	37,632	59,640
Income before provision for
income taxes	2,012,050	1,303,815

Provision for income taxes	644,000	443,000
Net income	$1,368,050	$860,815

Income per common share – basic	$0.20	$0.14

Income per common share – diluted	$0.19	$0.14

Weighted average shares used in computing income per common share:
Basic	6,795,229	6,037,373
Diluted	7,193,073	6,217,024

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,	2011	2010
(Unaudited)

Cash flows from operating activities:
Net income	$1,368,050	$860,815
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	97,722	81,950
Deferred rent	(4,469)	(583)
Stock - based compensation expense	286,806	140,182
Deferred portion of provision for income taxes	(2,000)	(48,000)
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,437,376	2,512,784
Increase in costs and estimated earnings in excess of billings on
uncompleted contracts	(8,133,868)	(2,145,536)
Decrease in prepaid expenses and other assets	90,377	92,653
Increase (decrease) in accounts payable and accrued expenses	1,222,951	(1,964,465)
(Increase) decrease in income taxes payable	466,000	(609,001)
(Increase) decrease in other liabilities	---	(1,227)
Net cash used in operating activities	(3,171,055)	(1,080,428)
Cash used in investing activities - purchase of plant and equipment	(205,934)	(40,373)
Cash flows from financing activities:
Payments on long-term debt	(180,447)	(159,241)
Proceeds from line of credit	2,900,000	----
Repayment of line of credit	----	(500,000)
Proceeds from exercise of stock options	119,250	---
Net cash provided by (used in) financing activities	2,838,803	(659,241)

Net decrease in cash	(538,186)	(1,780,042)
Cash at beginning of period	823,376	2,224,825

Cash at end of period	$285,190	$444,783
Supplemental disclosures of cash flow information:

Non-Cash Investing and Financing Activities
Settlement of other receivables	----	$60,000
Equipment acquired under capital lease	$185,722	----
Accrued expenses settled in exchange for common stock	----	$99,697

Cash paid during the period for:
Interest	$40,592	$56,668
Income taxes	$180,000	$1,100,000

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.  INTERIM FINANCIAL STATEMENTS

The condensed financial statements of CPI Aerostructures, Inc. (the “Company”) as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The condensed balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2. STOCK-BASED COMPENSATION

The Company accounts for compensation expense associated with stock options based on the fair value of the options on the date of grant.

The Company’s net income for the three months ended March 31, 2011 includes approximately $287,000 of non-cash compensation expense related to the Company’s stock options.  The Company’s net income for the three months ended March 31, 2010 includes approximately $140,000 of non-cash compensation expense related to the Company’s stock options.  The non-cash compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model.  The following weighted-average assumptions were used for the options granted during the three months ended March 31, 2011 and 2010:

	2011	2010
Risk-free interest rate	2.0%	2.7%
Expected volatility	101%	97%
Dividend yield	0%	0%
Expected option term	5 years	5 years

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the status of the Company’s stock option plans as of March 31, 2011 and changes during the three months ended March 31, 2011 is as follows:

		Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Fixed Options	Options
Outstanding
at beginning of period	780,333	$6.68
Granted	25,000	14.08
Exercised	(35,000)	7.95
Outstanding and expected to vest,
at end of period	770,333	$6.86	2.82	$6,425,305
Vested
at end of period	740,000	$6.87	2.61	$5,979,139

As of March 31, 2011, there was $86,748 of unrecognized compensation cost related to non-vested stock option awards which will be amortized through March 2012.

During the three months ended March 31, 2011, 15,000 stock options were exercised for cash resulting in proceeds to the Company of $119,235.  During the same period an additional 20,000 options were exercised, pursuant to provisions of the stock option plan.  The Company received no cash and 11,423 shares of its common stock in exchange for the 20,000 shares issued in the exercise.  The 11,423 shares that the Company received were valued at $159,000, the fair market value of the shares on the date of exercise, and were added to treasury stock.

The intrinsic value of all options exercised during the three months ended March 31, 2011 and 2010 was approximatley $209,000 and zero, respectively.
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

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED

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

In October 2008, the Company entered into an interest rate swap with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt.  The notional amount, maturity date, and currency of these contracts match those of the underlying debt.  The Company has designated this interest rate swap contract as a cash flow hedge.  The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item.  No material ineffectiveness was recognized in the quarter ended March 31, 2011.  As of March 31, 2011 and December 31, 2010, we had a net deferred loss associated with cash flow hedges of approximately $57,000 and $69,000, respectively, due to the interest rate swap which has been included in Other Liabilities.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties may fail to meet their contractual obligations.  Recent adverse developments in the global financial and credit markets could negatively impact the creditworthiness of our counterparties and cause one or more of our counterparties to fail to perform as expected.  To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties.  Through March 31, 2011, all counterparties have performed in accordance with their contractual obligations.

Fair Value

At March 31, 2011 and December 31, 2010, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	March 31, 2011
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$5,580,380	$5,580,380

	December 31, 2010
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$2,675,105	$2,675,105

We estimated the fair value of debt using market quotes and calculations based on market rates.

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the fair values of those financial liabilities measured on a recurring basis as of March 31, 2011 and December 31, 2010:

		Fair Value Measurements March 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$ 57,072	--	$ 57,072	--
Total	$ 57,072	--	$ 57,072	--

		Fair Value Measurements December 31, 2010
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$68,794	--	$68,794	--
Total	$68,794	--	$68,794	--

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

As of March 31, 2011 and December 31, 2010, $57,072 and $68,794, respectively, was included in Other Liabilities related to the fair value of the Company’s interest rate swap, and $37,668 and $45,404, respectively, net of tax of $19,404 and $23,390, was included in Other Comprehensive Income and Accumulated Other Comprehensive Loss.

The change in unrealized gain (loss) from the Company’s interest rate swaps of $7,736 and $(625) is included in other comprehensive income for the three months ended March 31, 2011 and 2010, respectively.

Comprehensive income was $1,375,786 and $860,190 for the three months ended March 31, 2011 and 2010, respectively.

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	March 31, 2011
	U.S
	Government	Commercial	Total

Costs incurred on uncompleted
Contracts	$129,084,339	$18,949,884	$148,034,223
Estimated earnings	57,346,865	12,472,671	69,819,536
Sub-total	186,431,204	31,422,555	217,853,759
Less billings to date	146,140,412	16,414,313	162,554,725
Costs and estimated earnings
in excess of billings on
uncompleted contracts	$40,290,792	$15,008,242	$55,299,034

	December 31, 2010
	U.S
	Government	Commercial	Total
Costs incurred on uncompleted
contracts	$120,072,649	$33,521,525	$153,594,174
Estimated earnings	51,712,912	17,647,006	69,359,918
Sub-total	171,785,561	51,168,531	222,954,092
Less billings to date	138,885,635	36,903,291	175,788,926
Costs and estimated earnings in excess of billings on uncompleted contracts	$32,899,926	$14,265,240	$47,165,166

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the three months ended March 31, 2011 and 2010, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contract of approximately $1,200,000 and $1,000,000,  respectively, from that which would have been reported had the revised estimate been used as the basis of recognition of contract profits in prior years.

Although management believes it has established adequate procedures for estimating costs to complete on uncompleted open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion.

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
5.	INCOME PER COMMON SHARE

Basic income per common share is computed using the weighted average number of shares outstanding.  Diluted income per common share for the three month period ended March 31, 2011 and 2010 is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.  Incremental shares of 397,844 were used in the calculation of diluted income per common share in the three month period ended March 31, 2011. All incremental shares were included in the diluted earnings per share calculations for the three month period ended March 31, 2011.  Incremental shares of 179,651 were used in the calculation of diluted income per common share in the three month period ended March 31, 2010. Incremental shares of 478,333 were not included in the diluted earnings per share calculations for the three month period ended March 31, 2010 as their exercise price was in excess of the Company’s average stock price for the period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.

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

As of March 31, 2011, the Company was in compliance with all of the financial covenants, as amended, contained in the credit agreement and $3,700,000 was outstanding under the Sovereign Revolving Facility.

7.  LONG-TERM DEBT

On October 22, 2008, the Company obtained a $3.0 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility”). Prior to entering into the term loan, the Company had borrowed $2.5 million under the Sovereign Revolving Facility to fund the initial tooling costs related to a long-term contract award.  The Company used the proceeds from the Sovereign Term Facility to repay the borrowings under the Sovereign Revolving Facility and to pay for additional tooling related to the long-term contract. The Sovereign Term Facility bears interest at LIBOR (2.76% at March 31, 2011) plus 2.5% and is secured by all of the assets of the Company.

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

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The maturities of the Long Term Debt are as follows:

Twelve months ending March 31,
2012	$777,081
2013	700,961
2014	402,338

$1,880,380

Also included in the long-term debt are capital leases and notes payable of $280,381, including a current portion of $177,081.

8.  MAJOR CUSTOMERS

During the three months ended March 31, 2011 and 2010, 8% and 21%, respectively, of revenue was directly from the U.S. government. In addition, during the three months ended March 31, 2011, the Company’s three largest commercial customers accounted for 35%, 34% and 11% of revenue, respectively.  During the three months ended March 31, 2010, the Company’s three largest Commercial customers accounted for 35%, 17% and 13% of revenue, respectively.

10% and 16% of Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts at March 31, 2011 and December 31, 2010, respectively, were from the U.S. Government.

34%, 21,%, 18% and 13% of Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts at March 31, 2011 were from our four largest commercial customers.  28%, 22,%, 19% and 10% of Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts at December 31, 2010 were from our four largest commercial customers.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Condensed Financial Statements and notes thereto contained in this report.

Forward Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The risks are included in Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2010 and Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.  We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Marketing and New Business

During the period ended April 22, 2011, we received approximately $46.8 million of new contract awards, which included approximately $8.0 million of government prime contract awards, approximately $12.7 million of government subcontract awards and approximately $26.1 million of commercial subcontract awards, compared to a total of $8.1 million of new contract awards, of all types, in the same period last year.

Included in new contract awards are:

•
The exercise of an option, by Northrop Grumman Corporation (“NGC”) under a previously awarded purchase order for Outer Wing Panel (“OWP”) Kits for use in the manufacture of complete wings for the E-2D Hawkeye and the C-2A Greyhound aircraft.  In June 2010, NGC placed an order valued at up to $27.6 million for OWP Kits, including options.  The new order, valued at $7.5 million, increases the firm, funded requirements under this purchase order to approximately $23.9 million.  CPI Aero began work on OWP Kits in June 2008. Since that time, CPI has received firm orders for OWP Kits totaling approximately $31.8 million.

•
Authorization from Spirit AeroSystems, Inc. (“Spirit”) for work on wing leading edge assemblies for the Gulfstream G650 aircraft through production aircraft 47.  Included in new contract awards is approximately $8.3 million for the Spirit program.  In March 2008, Spirit and CPI Aero entered into a long term agreement to provide Spirit with leading edges for the wing of the Gulfstream G650 business jet.  Spirit designs and manufactures the G650 wing for Gulfstream Aerospace Corporation.

We have approximately $499 million in formalized bids outstanding as of March 31, 2011 and continue to make bids on contracts on a weekly basis. While we cannot predict the probability of obtaining or the timing of awards, some of these outstanding proposals are significant in amount.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

While historically our direct U.S. Government work has typically ranged from six months to two years, our major subcontract awards for the E-2D, A-10 and G650 average a 7 year life.  Except in cases where contract terms permit us to bill on a progress basis, we must incur upfront costs in producing assemblies, amortize the costs and bill our customers upon delivery.  Because of the upfront costs incurred, the timing of our billings and the nature of the percentage-of-completion method of accounting described below, there can be a significant disparity between the periods in which (a) costs are expended, (b) revenue and earnings are recorded and (c) cash is received.

Critical Accounting Policies

Revenue Recognition

We recognize revenue from our contracts over the contractual period under the percentage-of-completion (“POC”) method of accounting.  Under the POC method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract.  Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned “Costs and estimated earnings in excess of billings on uncompleted contracts.”  Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned “Billings in excess of costs and estimated earnings on uncompleted contracts.”  Changes to the original estimates may be required during the life of the contract.  Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period the change becomes known.  The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods.  As a result, there can be a significant disparity between earnings (both for accounting and tax purposes) as reported and actual cash received by us during any reporting period.  We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however, we cannot assure you that our estimates will be accurate.  If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods. Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money, or seek access to other forms of liquidity, to fund our work in process or to pay taxes until the reported earnings materialize as actual cash receipts.

Item2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

Revenue

Revenue for the three months ended March 31, 2011 was $16,009,608 compared to $11,005,529 for the same period last year, representing an increase of $5,004,079 or 45.5%.

We generate revenue from government contracts for which we act as a prime contractor or as a subcontractor as well as from commercial contracts. Revenue generated from prime government contracts for the three months ended March 31, 2011 was $1,341,460 compared to $2,281,265 for the three months ended March 31, 2010, a decrease of $939,805 or 41.2%. This anticipated decrease resulted from our refocused marketing efforts on subcontracting work over the last two years.  Revenue generated from government subcontracts for the three months ended March 31, 2011 was $12,793,581 compared to $6,855,972 for the three months ended March 31, 2010, an increase of $5,937,609 or 86.6%.  The increase in revenue is primarily the result of work performed for the Boeing Company on the A-10 attack jet and Northrop Grumman Corporation on the E-2D surveillance airplane.  Revenue generated from commercial contracts was $1,874,568 for the three months ended March 31, 2011 compared to $1,868,293 for the three months ended March 31, 2010, an increase of $6,275 or .34%.

Gross Profit

Gross profit for the three months ended March 31, 2011 was $3,850,104 compared to $2,749,082 for the three months ended March 31, 2010, an increase of $1,101,022. As a percentage of revenue, gross profit for the three months ended March 31, 2011 was 24.0% compared to 25.0% for the same period last year. Our gross margin of 24.0% for the three months ended March 31, 2011 was 100 basis points below our expected gross margin percentage range.  This was predominantly the result of lower gross margin for the newly received C-5 TOP order, as well as excess travel and labor required for supplier surveillance on the early stage production for our three major programs.  We expect the excess costs for supplier surveillance to continue through the second quarter of 2011.

We expect our gross margin for the full year to fall within our expected range of 25%-27%.

Item2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2011 were $1,800,422 compared to $1,385,627 for the three months ended March 31, 2010, an increase of $414,795, or 29.94%. The increase is primarily due to a $130,000 increase in public fees, an $80,000 increase in salaries and payroll taxes, a $50,000 increase in accrued bonus, and a $50,000 increase in computer expense.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended March 31, 2011 was $2,012,050 compared to $1,303,815 for the same period last year, an increase of $708,235.

Provision for Income Taxes

Provision for income taxes was $644,000 for the three months ended March 31, 2011, or 32% of pre-tax income, compared to $443,000 or 34% of pre-tax income for the three months ended March 31, 2010.

Item2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Net Income

Net income for the three months ended March 31, 2011 was $1,368,050, or $0.20 per basic share, compared to net income of $860,815, or $0.14 per basic share, for the same period last year.  Diluted income per share for the three months ended March 31, 2011 was $0.19, calculated utilizing 7,193,073 average shares outstanding.

Liquidity and Capital Resources

General

At March 31, 2011, we had working capital of $45,894,579 compared to $44,377,170 at December 31, 2010, an increase of $1,517,409, or 3.42%.

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

At March 31, 2011, we had a cash balance of $285,190 compared to $823,376 at December 31, 2010.  During the three months ended March 31, 2011, we used cash to pay taxes of $180,000.

 Our costs and estimated earnings in excess of billings increased by  $8,133,868 during the three months ended March 31, 2011.  The net increase in costs and estimated earnings in excess of billings on uncompleted contracts was primarily due to higher levels of procurement and production related to work on contract with Boeing, Spirit and NGC.  In order to perform on new programs we may be required to expend up-front costs that may have to be amortized over a portion of production units.  In the case of significant program delays and/or program cancellations, we could be required to bear impairment charges which may be material, for costs that are not recoverable.  Such charges and the loss of up-front costs could have a material impact on our liquidity.

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

As of March 31, 2011, we were in compliance with all of the financial covenants contained in the credit agreement and  $3,700,000 was outstanding under the Sovereign Revolving Facility.

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

Based on an evaluation of the Company’s disclosure controls and procedures as of March 31, 2011 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

CPI AEROSTRUCTURES, INC.

Dated: May 6, 2011	By: /s/ Edward J Fred
Edward J. Fred
Chief Executive Officer and President

Dated May 6, 2011	By: /s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer (Principle Accounting Officer)