Form 10-Q
period 2011-06-30
CPI AEROSTRUCTURES INC
filed 2011-08-15
CIK 889348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period	Commission File Number 1-11398s
ended June 30, 2011

CPI AEROSTRUCTURES, INC.
(Exact name of registrant as specified in its charter)

New York	11-2520310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

60 Heartland Blvd., Edgewood, NY	11717
(Address of principal executive offices)	(zip code)

(631) 586-5200
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 5, 2011, the number of shares of common stock, par value $.001 per share, outstanding was 6,915,313.

CPI AEROSTRUCTURES, INC.

INDEX

Part I - Financial Information

Index
CPI AEROSTRUCTURES, INC.

Part I - Financial Information

Item 1 – Financial Statements
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash	$669,725	$823,376
Accounts receivable, net	4,445,461	6,152,544
Costs and estimated earnings in excess of billings on uncompleted contracts	60,881,222	47,165,166
Prepaid expenses and other current assets	619,029	606,369

Total current assets	66,615,437	54,747,455

Plant and equipment, net	1,275,851	881,915
Deferred income taxes	941,000	668,000
Other assets	29,313	159,817
Total Assets	$68,861,601	$56,457,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,308,744	$8,267,330
Accrued expenses	259,989	301,941
Current portion of long-term debt	819,416	685,008
Line of credit	7,800,000	800,000
Income tax payable	1,023,006	134,006
Deferred income taxes	182,000	182,000
Total current liabilities	18,393,155	10,370,285

Long-term debt, net of current portion	1,009,537	1,190,097
Other liabilities	206,157	226,362

Total Liabilities	19,608,849	11,786,744

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares,issued 7,048,570 and 6,911,570 shares, respectively, and outstanding 6,915,313 and 6,789,736 shares, respectively	7,049	6,912
Additional paid-in capital	35,063,276	33,272,237
Retained earnings	15,356,789	12,417,924
Accumulated other comprehensive loss	(34,136)	(45,404)
Treasury stock, 133,257 and 121,834 shares, respectively (at cost)	(1,140,226)	(981,226)
Total Shareholders’ Equity	49,252,752	44,670,443
Total Liabilities and Shareholders’ Equity	$68,861,601	$56,457,187

See Notes to Condensed Financial Statements

Index
CPI AEROSTRUCTURES, INC.

CONDENSED INCOME STATEMENTS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited

Revenue	$17,426,223	$12,544,625	$33,435,831	$23,550,154
Cost of sales	13,181,422	9,193,296	25,340,926	17,449,743

Gross profit	4,244,801	3,351,329	8,094,905	6,100,411
Selling, general and administrative expenses	2,082,464	1,484,741	3,882,887	2,870,368
Income from operations	2,162,337	1,866,588	4,212,018	3,230,043
Interest expense	67,521	40,334	105,153	99,975

Income before provision for income taxes	2,094,816	1,826,254	4,106,865	3,130,068

Provision for income taxes	524,000	621,000	1,168,000	1,064,000
Net income	$1,570,816	$1,205,254	$2,938,865	$2,066,068

Income per common share – basic	$0.23	$0.18	$0.43	$0.33

Income per common share – diluted	$0.22	$0.18	$0.41	$0.32

Shares used in computing income per common share:
Basic	6,847,357	6,558,316	6,821,437	6,299,284
Diluted	7,148,591	6,790,911	7,124,603	6,465,290

See Notes to Condensed Financial Statements

Index
CPI AEROSTRUCTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income	$2,938,865	$2,066,068
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	210,576	173,906
Deferred rent	(8,937)	(1,791)
Stock option expense	942,226	497,054
Deferred portion of provision for income taxes	(273,000)	(171,000)
Tax benefit of stock options	(438,000)	---
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,707,083	2,668,887
Increase in costs and estimated earnings in excess of billings on
uncompleted contracts	(13,716,055)	(6,024,595)
Decrease in prepaid expenses and other assets	117,844	128,373
Decrease in accounts payable and accrued expenses	(538)	(763,761)
Increase (decrease) in income taxes payable	1,327,000	(1,041,368)
Increase (decrease) in other liabilities	---	(625)
Net cash used in operating activities	(7,192,936)	(2,468,852)
Cash used in investing activities - purchase of plant and equipment	(261,021)	(91,450)
Cash flows from financing activities:
Payments on long-term debt	(389,644)	(334,567)
Proceeds from line of credit	7,000,000	----
Repayment of line of credit	----	(2,200,000)
Proceeds from exercise of stock options	251,950	112,500
Proceeds from sale of commom stock	----	3,531,870
Tax benefit of stock options	438,000	---
Net cash provided by financing activities	7,300,306	1,109,803

Net decrease in cash	(153,651)	(1,450,499)
Cash at beginning of period	823,376	2,224,825

Cash at end of period	$669,725	$774,326
Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Settlement of other receivables	----	$60,000
Equipment acquired under capital lease	$343,492	$101,694
Accrued expenses settled in exchange for common stock	----	$99,697

Cash paid during the period for:
Interest	$108,366	$97,048

Income taxes	$180,000	$2,276,367

See Notes to Condensed Financial Statements

Index
CPI AEROSTRUCTURES, INC.

  NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The condensed financial statements of CPI Aerostructures, Inc. (the “Company”) as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

The Company’s net income for the three and six months ended June 30, 2011 includes approximately $655,000 and $942,000, respectively, of non-cash compensation expense related to the Company’s stock options.  The Company’s net income for the three and six months ended June 30, 2010 includes approximately $357,000 and $497,000, respectively, of non-cash compensation expense related to the Company’s stock options.  The non-cash compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model.  The following weighted-average assumptions were used for the options granted during the three and six months ended June 30, 2011 and 2010:

	2011	2010
Risk-free interest rate	2.1% and 2.1%, respectively	2.5% and 2.6%, respectively
Expected volatility	101% and 101%, respectively	97% and 97%, respectively
Dividend yield	0%	0%
Expected option term	5 years	5 years

Index
CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the status of the Company’s stock option plans as of June 30, 2011 and changes during the six months ended June 30, 2011 is as follows:

Fixed Options	Options	Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate IntrinsicValue
Outstanding at beginning of period	780,333	$6.68
Granted	80,000	14.90
Exercised	(137,000)	3.00
Outstanding and expected to vest, at end of period	723,333	$8.28	3.07	$3,969,574
Vested at end of period	708,333	$8.32	2.81	$3,607,141

As of June 30, 2011, there was $65,061 of unrecognized compensation cost related to non-vested stock option awards which will be amortized through March 2012.

Options to acquire 25,000 shares and 55,000 shares of common stock were granted on January 1, 2011 and April 1, 2011, respectively, to members of our board of directors as part of their normal compensation.

During the six months ended June 30, 2011, 117,000 stock options were exercised for cash resulting in proceeds to the Company of $251,950.  During the same period an additional 20,000 options were exercised, pursuant to provisions of the stock option plan.  The Company received no cash and 11,423 shares of its common stock in exchange for the 20,000 shares issued in the exercise.  The 11,423 shares that the Company received were valued at $159,000, the fair market value of the shares on the date of exercise, and were added to treasury stock.

The intrinsic value of all options exercised during the six months ended June, 30, 2011 and 2010 was approximately $1,514,000 and $12,000, respectively.

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

Index
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

In October 2008, the Company entered into an interest rate swap with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt.  The notional amount, maturity date, and currency of these contracts match those of the underlying debt.  The Company has designated this interest rate swap contract as a cash flow hedge.  The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item.  No material ineffectiveness was recognized in the quarter ended June 30, 2011.  As of June 30, 2011 and December 31, 2010, we had a net deferred loss associated with cash flow hedges of approximately $52,000 and $69,000, respectively, due to the interest rate swap which has been included in Other Liabilities.

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

Fair Value

At June 30, 2011 and December 31, 2010, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	June 30, 2011
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$9,628,953	$9,628,953

	December 31, 2010
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$2,675,105	$2,675,105

We estimated the fair value of debt using market quotes and calculations based on market rates.

Index
CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the fair values of those financial liabilities measured on a recurring basis as of June 30, 2011 and December 31, 2010:

		Fair Value Measurements June 30, 2011
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$51,721	--	$51,721	--
Total	$51,721	--	$51,721	--

		Fair Value Measurements December 31, 2010
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$68,794	--	$68,794	--
Total	$68,794	--	$68,794	--

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

As of June 30, 2011 and December 31, 2010, $51,721 and $68,794, respectively, was included in Other Liabilities related to the fair value of the Company’s interest rate swap, and $34,136 and $45,404, respectively, net of tax of $17,585 and $23,390, was included in Other Comprehensive Income and Accumulated Other Comprehensive Loss.

The change in unrealized gain (loss) from the Company’s interest rate swaps of $11,268 and $(2,698) is included in other comprehensive income for the six months ended June 30, 2011 and 2010, respectively.

Comprehensive income was $1,574,348 and $1,202,556 for the three months ended June 30, 2011 and 2010, respectively. Comprehensive income was $2,950,133 and $2,062,745 for the six months ended June 30, 2011 and 2010, respectively.

Index
CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	June 30, 2011
	U.S
	Government	Commercial	Total

Costs incurred on uncompleted Contracts	$142,824,520	$20,525,241	$163,349,761
Estimated earnings	58,365,173	13,130,702	71,495,875
Sub-total	201,189,693	33,655,943	234,845,636
Less billings to date	153,762,448	20,201,966	173,964,414
Costs and estimated earnings in excess of billings on uncompleted contracts	$47,427,245	$13,453,977	$60,881,222

	December 31, 2010
	U.S
	Government	Commercial	Total
Costs incurred on uncompleted contracts	$120,072,649	$33,521,525	$153,594,174
Estimated earnings	51,712,912	17,647,006	69,359,918
Sub-total	171,785,561	51,168,531	222,954,092
Less billings to date	138,885,635	36,903,291	175,788,926
Costs and estimated earnings in excess of billings on uncompleted contracts	$32,899,926	$14,265,240	$47,165,166

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the six months ended June 30, 2011 and 2010, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $1,800,000 and $2,000,000, respectively, from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in prior years.

Although management believes it has established adequate procedures for estimating costs to complete on uncompleted open contracts, it is possible that additional significant costs could occur on contracts prior to completion.

Index
CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

5.           INCOME PER COMMON SHARE

Basic income per common share is computed using the weighted average number of shares outstanding.  Diluted income per common share for the three and six month period ended June 30, 2011 and 2010 is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.  Incremental shares of 643,333 and 668,333  were used in the calculation of diluted income per common share in the three and six month period ended June 30, 2011. Incremental shares of 80,000 and 55,000 were not included in the diluted earnings per share calculations for the three and six month period ended June 30, 2011, respectively,  as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.  Incremental shares of 817,333 and 607,333 were used in the calculation of diluted income per common share in the three and six month period ended June 30, 2010. Incremental shares of 100,000 and 310,000 were not included in the diluted earnings per share calculations for the three and six month period ended June 30, 2010, respectively, as their exercise price was in excess of the Company’s average stock price for the period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.

6.           LINE OF CREDIT

In August 2007, we entered into a revolving credit facility with Sovereign Bank (the “Sovereign Revolving Facility”), secured by all of our assets.

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

As of December 31, 2010, because of the change in estimate on six prime government contracts which resulted in approximately $7.2 million adjustment to revenue in the fourth quarter of 2010, the Company was not in compliance with the financial covenants contained in the credit agreement.  Sovereign Bank has waived these covenants as of December 31, 2010.  In addition, the credit agreement's computation for the Debt Service Coverage Ratio has been amended beginning in the first quarter of 2011 so that the change in estimate adjustment doesn't result in a covenant violation in future quarters.

On May 10, 2011, the Company entered into a fifth amendment to its credit agreement with Sovereign Bank, increasing the existing revolving credit facility from an aggregate of $4 million to an aggregate of $10 million and extending the term from August 2013 to August 2014.  In addition, the interest rate of borrowings under the revolving credit facility will no longer be subject to a minimum rate of 3.75%.

As of June 30, 2011, the Company was in compliance with all of the financial covenants, as amended, contained in the credit agreement and $7.8 million was outstanding under the Sovereign Revolving Facility

Index
CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

7.           LONG-TERM DEBT

On October 22, 2008, the Company obtained a $3.0 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility”). Prior to entering into the term loan, the Company had borrowed $2.5 million under the Sovereign Revolving Facility to fund the initial tooling costs related to a long-term contract award.  The Company used the proceeds from the Sovereign Term Facility to repay the borrowings under the Sovereign Revolving Facility and to pay for additional tooling related to the long-term contract. The Sovereign Term Facility bears interest at LIBOR (2.76% at June 30, 2011) plus 2.5% and is secured by all of the assets of the Company.

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

Index
CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The maturities of the Sovereign Term Facility are as follows:

Twelve months ending June, 30
2012	$819,416
2013	715,355
2014	294,182
$1,828,953

Also included in long-term debt are capital leases and notes payable of $378,953, including a current portion of $219,416.

8.           MAJOR CUSTOMERS

During the six months ended June 30, 2011 and 2010, 9% and 24%, respectively, of revenue was directly from the U.S. government. In addition, during the six months ended June 30, 2011, the Company’s three largest commercial customers accounted for 33%, 33% and 11% of revenue, respectively.  During the six months ended June 30, 2010, the Company’s three largest commercial customers accounted for 29%, 20% and 13% of revenue, respectively.

9% and 16% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts at June 30, 2011 and December 31, 2010, respectively, were from the U.S. government.

38%, 17,%, 17% and 16% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts at June 30, 2011 were from our four largest commercial customers.  28%, 22,%, 19% and 10% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts at December 31, 2010 were from our four largest commercial customers.

9.           SUBSEQUENT EVENT

On June 30, 2011 the Company entered into a lease agreement for the premises located at 91 Heartland Boulevard, Edgewood, New York, effective as of July 1, 2011.  The approximate 171,000 square foot building will be used as the Company’s assembly facility and principal offices.  The Company intends to move all of its operations to the new facility by December 31, 2011.

Index

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

Marketing and New Business

During the period ended June 30, 2011, we received approximately $58.6 million of new contract awards, which included approximately $8.8 million of government prime contract awards, approximately $19.9 million of government subcontract awards and approximately $29.9 million of commercial subcontract awards, compared to a total of $31.1 million of new contract awards, of all types, in the same period last year.

Included in new contract awards are:

•
The exercise of options, by Northrop Grumman Corporation (“NGC”) under a previously awarded purchase order for Outer Wing Panel (“OWP”) Kits for use in the manufacture of complete wings for the E-2D Hawkeye and the C-2A Greyhound aircraft.  The new orders, valued at $11.2 million, increases the firm, funded requirements under this program to approximately $35.9 million.  CPI Aero began work on OWP Kits in June 2008.

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

Index

•	A $2.85 million agreement to provide structural assemblies Sikorsky Aircraft Corp. for use as spares for its BLACK HAWK(R) military helicopter.

We have approximately $446 million in formalized bids outstanding as of June 30, 2011 and continue to make bids on contracts on a weekly basis. While we cannot predict the probability of obtaining or the timing of awards, some of these outstanding proposals are significant in amount.

Index

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

Index

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

Revenue for the three months ended June 30, 2011 was $17,426,223 compared to $12,544,625 for the same period last year, representing an increase of $4,881,598 or 38.9%.  For the six months ended June 30, 2011, revenue was $33,435,831 compared to $23,550,154 for the same period last year, representing an increase of $9,885,677 or 42.0%.

We generate revenue from government contracts for which we act as a prime contractor or as a subcontractor as well as from commercial contracts. Revenue generated from prime government contracts for the six months ended June 30, 2011 was $3,131,184 compared to $5,537,755 for the six months ended June 30, 2010, a decrease of $2,406,571 or 43.5%. This anticipated decrease resulted from our refocused marketing efforts on subcontracting work over the last two years.  Revenue generated from government subcontracts for the six months ended June 30, 2011 was $26,196,691 compared to $13,601,460 for the six months ended June 30, 2010, an increase of $12,595,231 or 92.6%.  The increase in revenue is primarily the result of work performed for the Boeing Company on the A-10 attack jet and Northrop Grumman Corporation on the E-2D surveillance airplane.  Revenue for these two programs accounted for 73.8% of government subcontracting revenue and 57.8% of total revenue for the six months ended June 30, 2011.

Revenue generated from commercial contracts was $4,107,956 for the six months ended June 30, 2011 compared to $4,410,940 for the six months ended June 30, 2010, a decrease of $302,984 or 6.9%.  The decrease in revenue from commercial contracts is the result of a decrease in work performed on the Gulfstream G650 executive jet, an expected result of normal scheduling and delivery requirements of this long term production program.

Gross Profit

Gross profit for the three months ended June 30, 2011 was $4,244,802 compared to $3,351,329 for the three months ended June 30, 2010, an increase of $893,473. As a percentage of revenue, gross profit for the three months ended June 30, 2011 was 24.4% compared to 26.7% for the same period last year. Gross profit for the six months ended June 30, 2011 was $8,094,905 compared to $6,100,411 for the six months ended June 30, 2010, an increase of $1,994,494. As a percentage of revenue, gross profit for the six months ended June 30, 2011 was 24.2% compared to 25.9% for the same period last year. Our gross margin of 24.4% for the three months ended June 30, 2011 is 40 basis points higher than our gross margin for the three months ended March 31, 2011, however it is below our previously forecasted gross margin range of 25%-27%.  This was predominately the result of lower gross margin for the C-5 TOP order received in the first quarter of 2011, as well as travel and labor required for supplier surveillance on the early state production for our three major programs.  Additionally, because of the continued development of new suppliers, and the new contracts won in the first half of 2011 we project that these additional costs will continue though end of 2011.

We expect gross margin percentage to be the range of 24%-25% for the remainder of 2011.

Index

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2011 were $2,082,464 compared to $1,484,741 for the three months ended June 30, 2010, an increase of $597,723, or 40.3%. For the six months ended June 30, 2011, selling, general and administrative expenses were $3,882,887 compared to $2,870,368 for the same period last year, an increase of $1,012,519, or 35.3%.   The increase is primarily due to a $427,000 increase in public fees, the result of higher Black Sholes valuation for stock options granted to our board of directors as compensation, a $154,000 increase in salaries and payroll taxes, predominantly for an increase in the number of people, an $84,000 increase in computer expense and a $75,000 increase in accrued bonus.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended June 30, 2011 was $2,094,816 compared to $1,826,254 for the same period last year, an increase of $268,562.  For the six months ended June 30, 2011, income before provision for income taxes was $4,106,865 compared to $3,130,068 for the same period last year, and increase of $976,797.

Provision for Income Taxes

Provision for income taxes was $524,000 for the three months ended June 30, 2011, or 25% of pre-tax income, compared to $621,000 or 34% of pre-tax income for the three months ended June 30, 2010.  Provision for income taxes was $1,168,000 for the six months ended June 30, 2011, or 28% of pre-tax income compared to $1,064,000 or 34% or pre-tax income for the six months ended June 30, 2010.  The provision for income taxes as a percentage of pre-tax income decreased because of two factors.  In 2011, the Company began taking a deduction for domestic production activity which results in approximately a 2%-3% tax savings.  In addition we received a $66,000 refund of income taxes applicable to the 2007 tax year for research and development tax credits, which reduced the current period tax rate by approximately 3%.  Lastly, the Company realized a tax benefit for the exercise of non-qualified stock options during the period which resulted in a 4% reduction in current period tax rate.

Index

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Income

Net income for the three months ended June 30, 2011 was $1,570,816, or $0.23 per basic share, compared to net income of $1,205,254, or $0.18 per basic share, for the same period last year.  Net income for the six months ended June 30, 2011 was $2,938,865, or $0.43 per basic share, compared to net income of $2,066,068, or $0.33 per basic share, for the same period last year.  Diluted income per share for the three months ended June 30, 2011 was $0.22, calculated utilizing 7,148,591 average shares outstanding.  Diluted income per share for the six months ended June 30, 2011 was $0.41, calculated utilizing 7,124,603 average shares outstanding.

Liquidity and Capital Resources

General

At June 30, 2011, we had working capital of $48,222,282 compared to $44,377,170 at December 31, 2010, an increase of $3,845,112, or 8.7%.

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

At June 30, 2011, we had a cash balance of $669,725 compared to $823,376 at December 31, 2010.  During the six months ended June 30, 2011, we used cash to pay taxes of $180,000.

Our costs and estimated earnings in excess of billings increased by approximately $13.7 million during the six months ended June 30, 2011.  The Boeing A-10 contract accounted for approximately $9.3 million of this increase.  Although this contract does provide for milestone billings, the Company has been limited in its ability to invoice Boeing because of the lack of performance by certain vendors.  This has resulted in us not achieving certain milestone billing events.  Additionally, the contract provides that we can’t bill Boeing for approved changes to first articles until such time as the government approves the entire A-10 wing.  We have submitted all first articles on this program and are awaiting government approval of Boeing’s complete submission.  Lastly, a significant amount of production has been completed, however can’t be shipped and invoiced, as we are awaiting a minor Boeing configuration change.  The effect of these conditions on the Boeing contract has resulted in the $9.3 million increase in costs and estimated earnings in excess of billings and had a material impact on our liquidity.

In order to perform on new programs, such as the recently announced Bell and Honda programs, we may be required to expend up-front costs that may have to be amortized over a portion of production units.  In the case of significant program delays and/or program cancellations, we could be required to bear impairment charges which may be material, for costs that are not recoverable.  Such charges and the loss of up-front costs could have a material impact on our liquidity.

Index

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Because of the historical use of cash necessary to fund our rapid growth, in May 2011 we increased our line of credit with Sovereign Bank.  In addition, we continue to work to obtain better payment terms with our customers, expanded progress payment arrangements, as well as exploring alternative funding sources.

On June 30, 2011 we entered into a lease agreement for the premises located at 91 Heartland Boulevard, Edgewood, New York, directly across the street from our current location.  The approximate 171,000 square foot building will be used as our assembly facility and principal offices.  We intend to move all of our operations presently at 60 Heartland Boulevard, to the new facility by December 31, 2011.  We estimate that the cost of the move, along with capital additions, furniture and equipment necessary to complete the transfer of all operations to the new building to be approximately $1.2 million.

Index

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Facilities

Line of Credit

In August 2007, we entered into a revolving credit facility with Sovereign Bank (the “Sovereign Revolving Facility”), secured by all of our assets.

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

On May 10, 2011, the Company entered into a fifth amendment to its credit agreement with Sovereign Bank, increasing the existing revolving credit facility from an aggregate of $4,000,000 to an aggregate of $10,000,000 and extending the term from August 2013 to August 2014.  In addition, the interest rate of borrowings under the revolving credit facility will no longer be subject to a minimum rate of 3.75%.

As of June 30, 2011, we were in compliance with all of the financial covenants contained in the credit agreement, as amended, and $7.8 million was outstanding under the Sovereign Revolving Facility.

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

Index

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

Based on an evaluation of the Company’s disclosure controls and procedures as of June 30, 2011 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Index

Part II:  Other Information

Item 1 – Legal Proceedings

None.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Reserved

None

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit 10.1	Lease agreements, between the Registrant and Heartland Boys II L.P., dated June 30, 2011.
Exhibit 31.1	Section 302 Certification by Chief Executive Officer and President
Exhibit 31.2	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
Exhibit 32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
Exhibit 101	The following financial information from CPI Aerostructures, Inc Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Statements of Income, (ii) the Condensed Balance Sheet, (iii) the Condensed Statements of Cash Flows, and (iv) the Notes to the Condensed Financial Statements.*

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: August 15, 2011	By.	/s/ Edward J. Fred
Edward J. Fred
Chief Executive Officer and President

Dated: August 15, 2011	By.	/s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer (Principal Accounting Officer)