Form 10-Q
period 2011-09-30
CPI AEROSTRUCTURES INC
filed 2011-11-09
CIK 889348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011	Commission File Number 1-11398

CPI AEROSTRUCTURES, INC.
(Exact name of registrant as specified in its charter)

New York	11-2520310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

60 Heartland Blvd., Edgewood, NY	11717
(Address of principal executive offices)	(zip code)

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

As of November 5, 2011, the number of shares of common stock, par value $.001 per share, outstanding was 6,918,646.

CPI AEROSTRUCTURES, INC.

INDEX

Part I - Financial Information

Index

CPI AEROSTRUCTURES, INC.
Part I - Financial Information

Item 1 – Financial Statements
CONDENSED BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010 (Note 1)
ASSETS
Current Assets:
Cash	$353,377	$823,376
Accounts receivable, net	9,187,805	6,152,544
Costs and estimated earnings in excess of billings on uncompleted contracts	65,466,840	47,165,166
Prepaid expenses and other current assets	686,767	606,369

Total current assets	75,694,789	54,747,455

Plant and equipment, net	1,819,466	881,915
Deferred income taxes	889,000	668,000
Other assets	112,080	159,817
Total Assets	$78,515,335	$56,457,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,548,776	$8,267,330
Accrued expenses	362,945	301,941
Current portion of long-term debt	882,291	685,008
Line of credit	12,600,000	800,000
Income tax payable	1,670,006	134,006
Deferred income taxes	182,000	182,000
Total current liabilities	26,246,018	10,370,285

Long-term debt, net of current portion	1,029,070	1,190,097
Deferred income taxes	30,000	---
Other liabilities	125,034	226,362

Total Liabilities	27,430,122	11,786,744

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, issued 7,048,570 and 6,911,570 shares, respectively, and outstanding 6,915,313 and 6,789,736 shares, respectively	7,049	6,912
Additional paid-in capital	35,084,963	33,272,237
Retained earnings	17,161,831	12,417,924
Accumulated other comprehensive loss	(28,404)	(45,404)
Treasury stock, 133,257 and 121,834 shares, respectively (at cost)	(1,140,226)	(981,226)
Total Shareholders’ Equity	51,085,213	44,670,443
Total Liabilities and Shareholders’ Equity	$78,515,335	$56,457,187

See Notes to Condensed Financial Statements

Index

CPI AEROSTRUCTURES, INC.

CONDENSED INCOME STATEMENTS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenue	$16,607,638	$12,976,084	$50,043,470	$36,526,238
Cost of sales	12,440,033	9,593,671	37,780,959	27,043,414

Gross profit	4,167,605	3,382,413	12,262,511	9,482,824
Selling, general and administrative expenses	1,525,386	1,181,369	5,408,273	4,051,737
Income from operations	2,642,219	2,201,044	6,854,238	5,431,087
Interest expense	111,177	29,681	216,331	129,656
Income before provision for income taxes	2,531,042	2,171,363	6,637,907	5,301,431

Provision for income taxes	726,000	742,000	1,894,000	1,806,000
Net income	$1,805,042	$1,429,363	$4,743,907	$3,495,431

Income per common share – basic	$0.26	$0.21	$0.69	$0.54

Income per common share – diluted	$0.25	$0.21	$0.66	$0.53
Shares used in computing income per common share:
Basic	6,915,313	6,650,756	6,853,073	6,417,729
Diluted	7,158,715	6,972,156	7,138,081	6,641,159

See Notes to Condensed Financial Statements

Index

CPI AEROSTRUCTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income	$4,743,907	$3,495,431
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	380,895	271,941
Deferred rent	(81,328)	(3,624)
Stock option expense	963,913	528,643
Deferred portion of provision for income taxes	(194,000)	(171,000)
Tax benefit of stock options	(438,000)	---
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,035,261)	2,924,597
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(18,301,674)	(9,879,977)
Decrease (increase) in prepaid expenses and other assets	(32,661)	51,267
Increase in accounts payable and accrued expenses	2,342,450	715,847
(Decrease) increase in income taxes payable	1,974,000	(299,368)
Net cash used in operating activities	(11,677,759)	(2,366,243)

Cash used in investing activities - purchase of plant and equipment	(742,904)	(144,807)

Cash flows from financing activities:
Payments on long-term debt	(539,286)	(506,925)
Proceeds from line of credit	11,800,000	----
Repayment of line of credit	----	(2,200,000)
Proceeds from exercise of stock options	251,950	112,500
Proceeds from sale of common stock	----	3,531,870
Tax benefit of stock options	438,000	---
Net cash provided by financing activities	11,950,664	937,445

Net decrease in cash	(469,999)	(1,573,605)
Cash at beginning of period	823,376	2,224,825

Cash at end of period	$353,377	$651,220
Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Settlement of other receivables	----	$60,000
Equipment acquired under capital lease	$575,542	$101,694
Accrued expenses settled in exchange for common stock	----	$99,697

Cash paid during the period for:
Interest	$220,203	$127,780
Income taxes	$180,000	$2,276,367

See Notes to Condensed Financial Statements

Index

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.  INTERIM FINANCIAL STATEMENTS

The condensed financial statements of CPI Aerostructures, Inc. (the “Company”) as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

The Company’s net income for the three and nine months ended September 30, 2011 includes approximately $22,000 and $964,000, respectively, of non-cash compensation expense related to the Company’s stock options.  The Company’s net income for the three and nine months ended September 30, 2010 includes approximately $32,000 and $529,000, respectively, of non-cash compensation expense related to the Company’s stock options.  The non-cash compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model.  The following weighted-average assumptions were used for the options granted during the three and nine months ended September 30, 2011 and 2010:

	2011	2010
Risk-free interest rate	2.1% and 2.1%, respectively	2.5% and 2.6%, respectively
Expected volatility	101% and 101%, respectively	97% and 97%, respectively
Dividend yield	0%	0%
Expected option term	5 years	5 years

Index

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the status of the Company’s stock option plans as of September 30, 2011 and changes during the nine months ended September 30, 2011 is as follows:

Fixed Options	Options	Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	780,333	$6.68
Granted	80,000	14.90
Exercised	(137,000)	3.00
Outstanding and expected to vest, at end of period	723,333	$8.28	2.82	$1,406,863
Vested at end of period	708,333	$8.32	2.57	$1,264,696

As of September 30, 2011, there was $43,000 of unrecognized compensation cost related to non-vested stock option awards which will be amortized through March 2012.

Options to acquire 25,000 shares and 55,000 shares of common stock were granted on January 1, 2011 and April 1, 2011, respectively, to members of our board of directors as part of their normal compensation.

During the nine months ended September 30, 2011, 117,000 stock options were exercised for cash resulting in proceeds to the Company of $251,950.  During the same period an additional 20,000 options were exercised, pursuant to provisions of the stock option plan.  The Company received no cash and 11,423 shares of its common stock in exchange for the 20,000 shares issued in the exercise.  The 11,423 shares that the Company received were valued at $159,000, the fair market value of the shares on the date of exercise, and were added to treasury stock.

The intrinsic value of all options exercised during the nine months ended September, 30, 2011 and 2010 was approximately $1,514,000 and $12,000, respectively.

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

In October 2008, the Company entered into an interest rate swap with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt.  The notional amount, maturity date, and currency of these contracts match those of the underlying debt.  The Company has designated this interest rate swap contract as a cash flow hedge.  The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item.  No material ineffectiveness was recognized in the quarter ended September 30, 2011.  As of September 30, 2011 and December 31, 2010, we had a net deferred loss associated with cash flow hedges of approximately $43,000 and $69,000, respectively, due to the interest rate swap which has been included in Other Liabilities.

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

Fair Value

At September 30, 2011 and December 31, 2010, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	September 30, 2011
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$14,511,361	$14,511,361

	December 31, 2010
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$2,675,105	$2,675,105

We estimated the fair value of debt using market quotes and calculations based on market rates.

Index

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the fair values of those financial liabilities measured on a recurring basis as of September 30, 2011 and December 31, 2010:

		Fair Value Measurements September 30, 2011
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$43,036	--	$43,036	--
Total	$43,036	--	$43,036	--

		Fair Value Measurements December 31, 2010
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$68,794	--	$68,794	--
Total	$68,794	--	$68,794	--

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

As of September 30, 2011 and December 31, 2010, $43,036 and $68,794, respectively, was included in Other Liabilities related to the fair value of the Company’s interest rate swap, and $28,404 and $45,404, respectively, net of tax of $14,632 and $23,390, was included in Other Comprehensive Income and Accumulated Other Comprehensive Loss.

The change in unrealized gain (loss) from the Company’s interest rate swaps of $17,000 and $(3,508) is included in other comprehensive income for the nine months ended September 30, 2011 and 2010, respectively.

Comprehensive income was $1,707,774 and $1,429,178 for the three months ended September 30, 2011 and 2010, respectively. Comprehensive income was $4,657,907 and $3,491,923 for the nine months ended September 30, 2011 and 2010, respectively.

Index

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	September 30, 2011
	U.S
	Government	Commercial	Total

Costs incurred on uncompleted Contracts	$101,948,169	$22,085,883	$124,034,052
Estimated earnings	43,868,484	15,397,992	59,266,476
Sub-total	145,816,653	37,483,875	183,300,528
Less billings to date	95,339,902	22,493,786	117,883,688
Costs and estimated earnings in excess of billings on uncompleted contracts	$50,476,751	$14,990,089	$65,466,840

	December 31, 2010
	U.S
	Government	Commercial	Total
Costs incurred on uncompleted contracts	$120,072,649	$33,521,525	$153,594,174
Estimated earnings	51,712,912	17,647,006	69,359,918
Sub-total	171,785,561	51,168,531	222,954,092
Less billings to date	138,885,635	36,903,291	175,788,926
Costs and estimated earnings in excess of billings on uncompleted contracts	$32,899,926	$14,265,240	$47,165,166

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the nine months ended September 30, 2011 and 2010, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $2,600,000 and $2,400,000, respectively, from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in prior years.

Although management believes it has established adequate procedures for estimating costs to complete on uncompleted open contracts, it is possible that additional significant costs could occur on contracts prior to completion.

Index

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

5.   INCOME PER COMMON SHARE

Basic income per common share is computed using the weighted average number of shares outstanding.  Diluted income per common share for the three and nine month period ended September 30, 2011 and 2010 is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.  Incremental shares of 643,333  were used in the calculation of diluted income per common share in the three and nine month period ended September 30, 2011. Incremental shares of 80,000 were not included in the diluted earnings per share calculations for the three and nine month period ended September 30, 2011 as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.  Incremental shares of 321,400 and 223,430 were used in the calculation of diluted income per common share in the three and nine month period ended September 30, 2010. Incremental shares of 75,000 and 100,000 were not included in the diluted earnings per share calculations for the three and nine month period ended September 30, 2010, respectively, as their exercise price was in excess of the Company’s average stock price for the period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.

Index

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

On September 1, 2011, the Company entered into a sixth amendment to its credit agreement with Sovereign Bank, dated as of August 13, 2007, as amended as of October 22, 2008, July 7, 2009, May 21, 2010, March 14, 2011 and May 10, 2011 (the “Credit Agreement”), providing for a $3 million increase until November 30, 2011 of the existing revolving credit facility under the Credit Agreement, from an aggregate of $10 million to an aggregate of $13 million.  The revolving credit facility bears interest at a rate of 3.75% per annum as of September 30, 2011.

As of September 30, 2011, the Company was in compliance with all of the financial covenants, as amended, contained in the credit agreement and $12.6 million was outstanding under the Sovereign Revolving Facility.

7.  LONG-TERM DEBT

On October 22, 2008, the Company obtained a $3.0 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility”). Prior to entering into the term loan, the Company had borrowed $2.5 million under the Sovereign Revolving Facility to fund the initial tooling costs related to a long-term contract award.  The Company used the proceeds from the Sovereign Term Facility to repay the borrowings under the Sovereign Revolving Facility and to pay for additional tooling related to the long-term contract. The Sovereign Term Facility bears interest at LIBOR (0.22% at September 30, 2011) plus 2.5% and is secured by all of the assets of the Company.

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

Index

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The maturities of long-term debt are as follows:

Twelve months ending September, 30
2012	$882,291
2013	777,746
2014	199,647
2015	27,014
2016	24,663
$1,911,361

Also included in long-term debt are capital leases and notes payable of $611,361, including a current portion of $282,291.

8.  MAJOR CUSTOMERS

During the nine months ended September 30, 2011, the Company’s three largest commercial customers accounted for 31%, 30% and 13% of revenue, respectively.  During the nine months ended September 30, 2010, the Company’s three largest commercial customers accounted for 31%, 22% and 12% of revenue, respectively.

41%, 18,%, 16% and 14% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts at September 30, 2011 were from the Company’s four largest commercial customers.  28%, 22,%, 19% and 10% of Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts at December 31, 2010 were from the Company’s four largest commercial customers.

In addition, during the nine months ended September 30, 2011 and 2010, 10% and 23%, respectively, of revenue was directly from the U.S. government. 7% and 16% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts at September 30, 2011 and December 31, 2010, respectively, were from the U.S. government.

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

Marketing and New Business

During the period ended November 5, 2011 we received approximately $81.5 million of new contract awards, which included approximately $11.7 million of government prime contract awards, approximately $24.2 million of government subcontract awards and approximately $45.6 million of commercial subcontract awards, compared to a total of $57.3 million of new contract awards, of all types, in the same period last year.

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

•
Authorization from Spirit AeroSystems, Inc. (“Spirit”) for work on wing leading edge assemblies for the Gulfstream G650 aircraft through production aircraft 98.  Included in new contract awards is approximately $24.5 million for the Spirit program.  In March 2008, Spirit and CPI Aero entered into a long term agreement to provide Spirit with leading edges for the wing of the Gulfstream G650 business jet.  Spirit designs and manufactures the G650 wing for Gulfstream Aerospace Corporation.

Index

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	An $2.85 million agreement to provide structural assemblies to Sikorsky Aircraft Corp. for use as spares for its BLACK HAWK(R) military helicopter.

We have approximately $399 million in formalized bids outstanding as of September 30, 2011 and continue to make bids on contracts on a weekly basis. While we cannot predict the probability of obtaining or the timing of awards, some of these outstanding proposals are significant in amount.

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

Index

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

Revenue for the three months ended September 30, 2011 was $16,607,638 compared to $12,976,084 for the same period last year, representing an increase of $3,631,554 or 28.0%.  For the nine months ended September 30, 2011, revenue was $50,043,470 compared to $36,526,238 for the same period last year, representing an increase of $13,517,232 or 37.0%.

We generate revenue from government contracts for which we act as a prime contractor or as a subcontractor as well as from commercial contracts. Revenue generated from prime government contracts for the nine months ended September 30, 2011 was $4,999,825 compared to $8,221,185 for the nine months ended September 30, 2010, a decrease of $3,221,360 or 39.2%. This anticipated decrease resulted from our refocused marketing efforts on subcontracting work over the last two years.  Revenue generated from government subcontracts for the nine months ended September 30, 2011 was $38,180,940 compared to $22,563,530 for the nine months ended September 30, 2010, an increase of $15,617,410 or 69.2%.  The increase in revenue is primarily the result of work performed for the Boeing Company on the A-10 attack jet and Northrop Grumman Corporation on the E-2D surveillance airplane.  Revenue for these two programs accounted for 71.6% of government subcontracting revenue and 54.6% of total revenue for the nine months ended September 30, 2011.

Revenue generated from commercial contracts was $6,862,705 for the nine months ended September 30, 2011 compared to $5,741,523 for the nine months ended September 30, 2010, an increase of $1,121,182 or 19.5%.

Gross Profit

Gross profit for the three months ended September 30, 2011 was $4,167,605 compared to $3,382,413 for the three months ended September 30, 2010, an increase of $785,192. As a percentage of revenue, gross profit for the three months ended September 30, 2011 was 25.1% compared to 26.1% for the same period last year. Gross profit for the nine months ended September 30, 2011 was $12,262,511 compared to $9,482,824 for the nine months ended September 30, 2010, an increase of $2,779,687. As a percentage of revenue, gross profit for the nine months ended September 30, 2011 was 24.5% compared to 26.0% for the same period last year. Our gross margin of 25.1% for the three months ended September 30, 2011 is 80 basis points higher than our gross margin for the three months ended June 30, 2011.  This was predominately the result of lower travel and labor costs required for supplier surveillance in the third quarter of 2011 compared to the first half of the year.

Our gross margin percentage of 24.5% for the nine months ended September 30, 2011 was in the center of our expected gross margin percentage range of 24%-25%.

We expect gross margin percentage to be the range of 24%-25% for the remainder of 2011.

Index

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2011 were $1,525,386 compared to $1,181,369 for the three months ended September 30, 2010, an increase of $344,017, or 29.1%. For the nine months ended September 30, 2011, selling, general and administrative expenses were $5,408,273 compared to $4,051,737 for the same period last year, an increase of $1,356,536, or 33.5%.   The increase is primarily due to a $430,000 increase in public fees, the result of higher Black Sholes valuation for stock options granted to our board of directors as compensation, a $231,000 increase in salaries and payroll taxes, predominantly for an increase in the number of people, an $156,000 increase in computer expense and a $75,000 increase in accrued bonus.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended September 30, 2011 was $2,531,042 compared to $2,171,363 for the same period last year, an increase of $359,679.  For the nine months ended September 30, 2011, income before provision for income taxes was $6,637,907 compared to $5,301,431 for the same period last year, and increase of $1,336,476.

Provision for Income Taxes

Provision for income taxes was $726,000 for the three months ended September 30, 2011, or 29% of pre-tax income, compared to $742,000 or 34% of pre-tax income for the three months ended September 30, 2010.  Provision for income taxes was $1,894,000 for the nine months ended September 30, 2011, or 29% of pre-tax income compared to $1,806,000 or 34% or pre-tax income for the nine months ended September 30, 2010.  The provision for income taxes as a percentage of pre-tax income decreased because of three factors.  In 2011, the Company began taking a deduction for domestic production activity which results in approximately a 2%-3% tax savings.  In addition we received a $66,000 refund of income taxes applicable to the 2007 tax year for research and development tax credits, which reduced the current period tax rate by approximately 1%.  In addition, the Company has approximately $103,000 of research and development tax credits carrying forward from our 2010 tax return, which will reduce the tax provision for 2011 by approximately 1%.  Lastly, the Company realized a tax benefit for the exercise of non-qualified stock options during the period which resulted in a 1% reduction in current period tax rate.

Index

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Income

Net income for the three months ended September 30, 2011 was $1,805,042, or $0.26 per basic share, compared to net income of $1,429,363, or $0.21 per basic share, for the same period last year.  Net income for the nine months ended September 30, 2011 was $4,743,907, or $0.69 per basic share, compared to net income of $3,495,431, or $0.54 per basic share, for the same period last year.  Diluted income per share for the three months ended September 30, 2011 was $0.25, calculated utilizing 7,158,715 average shares outstanding.  Diluted income per share for the nine months ended September 30, 2011 was $0.66, calculated utilizing 7,138,081 average shares outstanding.

Liquidity and Capital Resources

General

At September 30, 2011, we had working capital of $49,266,771 compared to $44,377,170 at December 31, 2010, an increase of $4,889,601, or 11.0%.

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

At September 30, 2011, we had a cash balance of $353,377 compared to $823,376 at December 31, 2010.  During the nine months ended September 30, 2011, we used cash to pay taxes of $180,000.

Our costs and estimated earnings in excess of billings increased by approximately $18.3 million during the nine months ended September 30, 2011.  The Boeing A-10 contract accounted for approximately $13.5 million of this increase.  Although this contract does provide for milestone billings, the Company has been limited in its ability to invoice Boeing because of the lack of performance by certain suppliers.  This has resulted in us not achieving certain milestone billing events.  The supplier performance problem has been rectified, subsequent to September 30, 2011.  Additionally, the contract provides that we can’t bill Boeing for approved changes to first articles until such time as the government approves the entire A-10 wing.  We have submitted all first articles on this program and are awaiting government approval of Boeing’s complete submission.  Lastly, a significant amount of production has been completed, however can’t be shipped and invoiced, as we are awaiting a minor Boeing configuration change.  The effect of these conditions on the Boeing contract has resulted in the $13.3 million increase in costs and estimated earnings in excess of billings and had a material impact on our liquidity.

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

Because of the historical use of cash necessary to fund our rapid growth, in May 2011 and in September 2011 we increased our line of credit with Sovereign Bank.  In addition, we continue to work to obtain better payment terms with our customers, expanded progress payment arrangements, as well as exploring alternative funding sources.

On June 30, 2011 we entered into a lease agreement for the premises located at 91 Heartland Boulevard, Edgewood, New York, directly across the street from our current location.  The approximate 171,000 square foot building will be used as our assembly facility and principal offices.  We intend to move all of our operations presently at 60 Heartland Boulevard, to the new facility by December 31, 2011.  We estimate that the cost of the move, along with capital additions, furniture and equipment necessary to complete the transfer of all operations to the new building to be approximately $1.6 million.

Index

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Facilities

Line of Credit

In August 2007, we entered into a revolving credit facility with Sovereign Bank (the “Sovereign Revolving Facility”), secured by all of our assets.

On May 26, 2010, the Company entered into a third amendment to its credit agreement with Sovereign Bank increasing the existing revolving credit facility under the Credit Agreement from an aggregate of $3. million to an aggregate of $4 million and extending the term of the revolving credit facility from August 2011 to August 2013.  In addition, the interest rate on borrowings under the revolving credit facility was decreased to (i) the greater of 3.75% or 3.25% in excess of the LIBOR Rate or (ii) the greater of 3.75% or 0.50% in excess of Sovereign Bank’s prime rate, as elected by the Company in accordance with the Credit Agreement.

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

On September 1, 2011, the Company entered into a sixth amendment to its credit agreement with Sovereign Bank, dated as of August 13, 2007, as amended as of October 22, 2008, July 7, 2009, May 21, 2010, March 14, 2011 and May 10, 2011 (the “Credit Agreement”), providing for a $3 million increase until November 30, 2011 of the existing revolving credit facility under the Credit Agreement, from an aggregate of $10 million to an aggregate of $13 million. The revolving credit facility bears interest at a rate of 3.75% per annum as of September 30, 2011.

As of September 30, 2011, we were in compliance with all of the financial covenants contained in the credit agreement, as amended, and $12.6 million was outstanding under the Sovereign Revolving Facility.

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

Based on an evaluation of the Company’s disclosure controls and procedures as of September 30, 2011 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
Exhibit 101
The following financial information from CPI Aerostructures, Inc Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Statements of Income, (ii) the condensed Balance Sheet, (iii) the Condensed Statements of Cash Flows, and (iv) the Notes to the Condensed Financial Statements.*

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: November 9, 2011	By.	/s/ Edward J. Fred
Edward J. Fred
Chief Executive Officer and President

Dated: November 9, 2011	By.	/s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer (Principal Accounting Officer)