Form 10-K
CPI AEROSTRUCTURES INC
filed 2012-03-14
CIK 889348

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number 1-11398

CPI AEROSTRUCTURES, INC.
(Exact name of registrant as specified in its charter)

New York	11-2520310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

91 Heartland Blvd., Edgewood, New York 11717
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
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes  ☐       No  ☒

As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on the NYSE AMEX of $13.63) held by non-affiliates of the registrant was $76,724,892.

As of March 1, 2012, the registrant had 6,946,381 common shares, $.001 par value, outstanding.

 Documents Incorporated by Reference:

Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

CPI AEROSTRUCTURES, INC.
FORM 10-K ANNUAL REPORT-2011

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

Our revenue from external customers is wholly attributable to the United States and we have no assets outside the United States.

As a subcontractor to leading defense prime contractors such as Northrop Grumman Corporation (“NGC”), The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed”), Sikorsky Aircraft Corporation (“Sikorsky”) and Bell Helicopter, we deliver various pods, and modular and structural assemblies for military aircraft such as the E-2D “Hawkeye” surveillance aircraft, UH-60 “Black Hawk” helicopter, the A-10 “Thunderbolt” attack jet, the MH-60S mine counter measure helicopter and the C-5A “Galaxy” cargo jet.  77%, 73% and 43% of our revenue in 2011, 2010 and 2009, respectively, was generated by subcontracts with defense prime contractors.

We also operate as a subcontractor to prime contractors, including Sikorsky and Spirit AeroSystems, Inc. (“Spirit”), in the production of commercial aircraft parts.  For Spirit we deliver leading edges for the G650 executive jet.  For Sikorsky, we deliver various kits and assemblies for the S-92 civilian helicopter.  14%, 17% and 29% of our revenue in 2011, 2010 and 2009 respectively, was generated by commercial contract sales.

Additionally, we perform as a prime contractor supplying structural aircraft parts to the U.S. Government.  In this role, we have delivered skin panels, leading edges, flight control surfaces, engine components, wing tips, cowl doors, nacelle assemblies and inlet assemblies for military aircraft such as the C-5A cargo jet, the T-38 “Talon” jet trainer, the C-130 “Hercules” cargo jet, the A-10 attack jet, and the E-3 “Sentry” AWACS jet.  9%, 10% and 28% of our revenue in 2011, 2010 and 2009 respectively, was generated by prime government contract sales.

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

CPI Aero was incorporated under the laws of the State of New York in January 1980 under the name Composite Products International, Inc.  CPI Aero changed its name to Consortium of Precision Industries, Inc. in April 1989 and to CPI Aerostructures, Inc. in July 1992.  In January 2005, we began doing business under the name CPI Aero®, a registered trademark of the Company.  Our principal office is located at 91 Heartland Blvd., Edgewood, New York 11717 and our telephone number is (631) 586-5200.

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

Significant Contracts

Some of our significant contracts are as follows:

Military Aircraft – Subcontracts with Prime Contractors

E-2D “Hawkeye” The NGC E-2 Hawkeye is an all-weather, aircraft carrier-based tactical Airborne Early Warning (AEW) aircraft. The twin turboprop aircraft was designed and developed in the 1950s by Grumman for the United States Navy as a replacement for the E-1 Tracer. The United States Navy aircraft has been progressively updated with the latest variant, the E-2D, first flying in 2007. In 2008, we received an initial $7.9-million order from NGC to provide structural kits for the E-2D. We value the long-term agreement at approximately $98 million over an eight-year period, with the potential to be in excess of $195 million over the life of the aircraft program. The cumulative orders we have received on this program through January 2012 exceed $34 million.

A-10 “Thunderbolt”  The A-10 Thunderbolt II is a single-seat, twin-engine, straight-wing jet aircraft developed by Fairchild-Republic for the United States Air Force to provide close air support of ground forces by attacking tanks, armored vehicles, and other ground targets with a limited air interdiction capability. It is the first U.S. Air Force aircraft designed exclusively for close air support.  The A-10's official name comes from the Republic P-47 Thunderbolt of World War II, a fighter that was particularly effective at close air support. The A-10 is more commonly known by its nickname "Warthog" or simply "Hog".

In 2008, we received an initial order of $3.2 million from the Boeing Integrated Defense Systems unit of The Boeing Company (“Boeing”) in support of its $2 billion award to produce up to 242 enhanced wings for the A-10.  The cumulative orders we have received on this program through January 2012 exceed $47 million.

Commercial Aircraft – Subcontracts with Prime Contractors

Gulfstream G650 In March 2008, Spirit awarded us a contract to provide Spirit with leading edges for the Gulfstream G650 business jet, a commercial program that Spirit is supporting.  During 2009 we renegotiated the unit pricing for add-on work, engineering changes and tooling charges with Spirit for this multi–year contract.  As a result of this renegotiation, we estimate the value of this contract to be approximately $46.9 million.  In addition, the tooling portion of this contract of approximately $5.6 million was paid in four installments through July 2011. The cumulative orders we have received on this program through January 2012 exceed $41 million.

Military Aircraft – Prime Contracts with U.S. Government

C-5A “Galaxy”.  The C-5A Galaxy cargo jet is one of the largest aircraft in the world and can carry a maximum cargo load of 270,000 pounds.  Lockheed delivered the first C-5A in 1970.  The C-5A Galaxy carries fully equipped combat-ready military units to any point in the world on short notice and then provides field support to sustain the fighting force.  The Air Force has created a comprehensive program to ensure the capabilities of its C-5A fleet until 2040.  We are one of the leading suppliers of structural spare parts and assemblies for the C-5A aircraft. We assemble numerous C-5A parts, including panels, slats, spoilers and wing-tips and are the only supplier of C-5A wing-tips to the U.S. government.  Like the C-5A itself, the wing-tip is a large structure and is expensive – costing up to $750,000 for each replacement piece.  Our first C-5A contract was approximately $590,000 of structural spares and was awarded in 1995.  In 2004, the Air Force awarded us a seven-year TOP contract to build an assortment of parts for the C-5A, including wing tips and panels.    The ordering period for the C-5 TOP contract ended in May of 2011.  Since 1995, we have received releases under contracts for C-5A parts aggregating approximately $103 million, including $45.5 million from the TOP contract.

Sales and Marketing

We obtain contracts for our products and services through the process of competitive bidding. Our average sales cycle, which generally commences at the time a prospective customer issues a request for proposal and ends upon delivery of the final product to the customer, varies widely.  While historically our direct U.S. Government work has typically ranged from six months to two years, our major subcontract awards for the E-2D, A-10 and G650 average a seven year life. Our military customers have included Defense Supply Center Richmond, Wright-Patterson Air Force Base (AFB), Warner Robins AFB, Tinker AFB, NAVICP, Hill AFB and U.S. Army Redstone Arsenal.  Our commercial customers have included Sikorsky, Boeing, B.F. Goodrich, NGC, Lockheed, Nordam, Hupp and Spirit.

As of February 28, 2012, we had over $282 million in bids outstanding, and we continue to make bids on contracts on a weekly basis. Because of all the significant contracts won in 2011 and the Company’s decision to be more selective on the jobs on which we submit bids, our bids outstanding has declined from prior year.  In recent years, as our marketing efforts have been focused more on subcontracting work, the number of bids per week has declined, however the average bid size has increased.

The Market

The majority of our parts are sold for use by the U.S. Military.  Accordingly, the national defense budget and procurement funding decisions drive demand for our business.  Government spending and budgeting for procurement, operations and maintenance are affected not only by the global war on terrorism through the continued need for military missions and reconstruction efforts in the Middle East, but also the related fiscal consequences of war.

Since 2008 we have increased our customer base, and positioned our company to take advantage of additional market opportunities and thus reduce the impact of direct government contracting.

Our success as a subcontractor to defense prime contractors has provided us with opportunities to act as a subcontractor to prime contractors in the production of commercial aircraft parts, which also reduced our exposure to government spending decisions.

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders.  Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation.  Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty.  Funds are often appropriated for a programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years.  Therefore, our funded backlog does not include the full value of our contracts.  Our backlog as of December 31, 2011 and 2010 was as follows:

Backlog	December 31, 2011	December 31, 2010
Funded	$65,657,000	$43,506,000
Unfunded	194,365,000	246,455,000
Total	$260,022,000	$289,961,000

Approximately 86% of the total amount of our total backlog at December 31, 2011 was attributable to government contracts.  All of the funded backlog at December 31, 2011 is expected to be recognized as revenue during 2012.  Our unfunded backlog is primarily comprised of the long-term contracts that we received from Boeing, Spirit and NGC during 2008.  These long-term contracts are expected to have yearly orders which will be funded in the future.  In addition, the scope of work under these contracts has been expanded as the customers have added to the original long-term agreements.

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

Competition

We face competition in our role as both a prime contractor to the U.S. government and as a subcontractor to military and commercial aircraft manufacturers.   We compete with numerous larger, well-established prime contractors engaged in the supply of aircraft parts and assemblies to the military, including NGC, Lockheed, Boeing,  The Nordam Group and Triumph.  All of these competitors possess significantly larger infrastructures, greater resources and the capabilities to respond to much larger contracts.  In certain instances, we also may act as a subcontractor to some of these major prime contractors.  We also compete against smaller contractors such as AeroComponents, Aerospace Engineering and Support, GSE Dynamics, Honeycomb Company of America, Alton Iron Works, B&B Devices and Precision Manufacturing Solutions.

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

Our operations require the use of a limited amount of chemicals and other materials for painting and cleaning, including solvents and thinners, which are classified under applicable laws as hazardous chemicals and substances.  We are substantially in compliance with all environmental regulations.

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

Insurance

We maintain a $2 million general liability insurance policy, a $20 million products liability insurance policy, and a $5 million umbrella liability insurance policy.  Additionally, we maintain a $10 million director and officers’ insurance policy. We believe this coverage is adequate for the types of products presently marketed because of the strict inspection standards imposed on us by our customers before they take possession of our products.  Additionally, the Federal Acquisition Regulations generally provide that we will not be held liable for any loss of or damage to property of the government that occurs after the government accepts delivery of our products and that results from any defects or deficiencies in our products unless the liability results from willful misconduct or lack of good faith on the part of our managerial personnel.

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

Employees

As of February 21, 2012, we had 157 full-time employees.  We employ temporary personnel with specialized disciplines on an as-needed basis.  None of our employees are members of a union.  We believe that our relations with our employees are good.

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

We are a supplier, either directly or as a subcontractor, to the U.S. government and its agencies, principally the U.S. Air Force.  Nine percent of revenue for 2011, 10% of revenue for 2010 and 28% of revenue for 2009 was derived from prime government contract sales.  In addition, government subcontracts accounted for 77% of our revenue in 2011, 73% of our revenue in 2010 and 43% of our revenue in 2009.  We depend on government contracts for a significant portion of our business.  If we are suspended or barred from contracting with the U.S. government, if our reputation or relationship with individual federal agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially adversely affected.

We face risks relating to government contracts.

The funding of U.S. Government programs is subject to congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds on a fiscal year basis even though a program may extend over several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the 2012 and subsequent budgets ultimately approved by Congress or be included in the scope of separate supplemental appropriations. The impact, severity and duration of the current U.S. economic situation, the sweeping economic plans adopted by the U.S. Government, and pressures on the federal budget could also adversely affect the total funding and/or funding for individual programs. In the event that appropriations for any of our programs becomes unavailable, or is reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the U.S. Government, which could have a material adverse effect on our future sales under such program, and on our financial position, results of operations, or cash flows.

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

The maximum contract value specified under each government contract that we enter into is not necessarily indicative of the revenues that we will realize under that contract.  Because we may not receive the full amount we expect under a contract, we may not accurately estimate our backlog because the earnings of revenues on programs included in backlog may never occur or may change.  Cancellations of pending contracts or terminations or reductions of contracts in progress could have a material adverse effect on our business, prospects, financial condition or results of operations.  As of December 31, 2011, our backlog was approximately $260 million, of which 25% was funded and 75% was unfunded.

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

Access to additional financing essential for funding the operations and growth of the business.

Our ability to fund our operations and contractual commitments and refinance maturing debt obligations requires access to sufficient bank credit lines.  If, in the future, we are unable to obtain sufficient credit lines on terms acceptable to us, the continued development or growth of our business and our financial results may be materially adversely affected.

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

Our management determined that as of December 31, 2011, our internal control over financial reporting was effective based on criteria created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) set forth in Internal Control – Integrated Framework.  However, if material weaknesses are identified in our internal control over financial reporting in the future, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to implement remedial measures.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Such remedial measures could be expensive and time consuming and could potentially cause investors to lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

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

Item 1B.      UNRESOLVED STAFF COMMENTS

None.

Item 2.                      PROPERTIES

CPI Aerostructures’ executive offices and production facilities are situated in an approximate 171,000 square foot building located at 91 Heartland Blvd., Edgewood, New York 11717.  CPI Aerostructures occupies this facility under a ten-year lease that commenced in July, 2011.  The current monthly base rent is $126,471, including real estate taxes.

Item 3.                      LEGAL PROCEEDINGS

None

Item 4.                      MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are listed on the NYSE Amex under the symbol CVU.  The following table sets forth for 2011 and 2010, the high and low sales prices of our common shares for the periods indicated, as reported by the NYSE Amex.

Period	High	Low
2010
Quarter Ended March 31, 2010	$8.66	$5.99
Quarter Ended June 30, 2010	$9.85	$8.00
Quarter Ended September 30, 2010	$11.03	$9.20
Quarter Ended December 31, 2010	$14.15	$9.79
2011
Quarter Ended March 31, 2011	$15.34	$11.89
Quarter Ended June 30, 2011	$15.60	$12.60
Quarter Ended September 30, 2011	$14.97	$9.45
Quarter Ended December 31, 2011	$14.34	$9.77

On March 12, 2012, the closing sale price for our common shares on the NYSE AMEX was $14.96. On March 12, 2012, there were 189 holders of record of our common shares and, we believe, over 2,200 beneficial owners of our common shares.

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

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

None

Equity Compensation Plan Information

The following table sets forth certain information at December 31, 2011 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	695,000	$8.33	360,285

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth our financial data as of the dates and for the periods indicated.  The data has been derived from our audited financial statements.  The selected financial data should be read in conjunction with our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Statement of Operations Data:	Years Ended December 31,
	2011	2010	2009	2008	2007

Revenue	$74,135,669	$43,990,784	$43,906,825	$35,588,831	$27,985,476

Cost of sales	55,325,729	37,877,960	32,597,208	27,065,243	20,596,085

Gross profit	18,809,940	6,112,824	11,309,617	8,523,588	7,389,391

Selling, general and administrative expenses	7,931,586	5,415,292	5,197,663	4,717,080	4,355,027

Income from operations	10,878,354	697,532	6,111,954	3,806,508	3,034,364

Other income (expense):
Interest/ other income	4,065	3,770	2,014	78,952	4,973
Interest expense	(343,491)	(158,406)	(252,961)	(31,847)	(22,441)
Total other income (expense), net	(339,426)	(154,636)	(250,947)	47,105	(17,468)

Income before taxes	10,538,928	542,896	5,861,007	3,853,613	3,016,896
Provision for income taxes	3,122,000	13,000	1,915,000	1,263,000	1,110,000

Net income	$7,416,928	$529,896	$3,946,007	$2,590,613	$1,906,896

Income per common share – basic	$1.08	$0.08	$0.66	$0.44	$0.34

Income per common share – diluted	$1.04	$0.08	$0.64	$0.42	$0.32

Basic weighted average number of common shares outstanding	6,869,624	6,489,942	5,994,326	5,952,703	5,673,903

Diluted weighted average number of common shares outstanding	7,133,604	6,736,501	6,156,628	6,203,789	6,028,480

Balance Sheet Data:		At December 31,
	2011	2010	2009	2008	2007

Cash	$878,200	$823,376	$2,224,825	$424,082	$338,391

Costs and estimated earnings in excess of billings on uncompleted contracts	79,010,362	47,165,166	43,018,221	37,865,016	31,148,181

Total current assets	85,093,458	54,747,455	51,098,046	41,823,767	35,575,822

Total assets	88,940,107	56,457,187	52,537,131	43,351,506	36,620,572

Total current liabilities	32,907,022	10,370,285	11,979,596	6,688,372	6,858,854

Working capital	52,186,436	44,377,170	39,118,450	35,135,395	28,716,968

Short-term debt	16,987,380	1,485,008	2,836,592	920,668	1,103,701

Long-term debt	889,239	1,190,097	1,801,357	2,401,206	7,605

Shareholders’ equity	54,026,207	44,670,443	38,517,514	33,983,150	29,603,514

Total liabilities and shareholders’ equity	88,940,107	56,457,187	52,537,131	43,351,506	36,620,572

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

Business Operations

We are engaged in the contract production of structural aircraft parts principally for the U.S. Air Force and other branches of the U.S. armed forces, either as a prime contractor or as a subcontractor for other defense prime contractors. We also act as a subcontractor to prime aircraft manufactures in the production of commercial aircraft parts.

Our strategy for growth has been focused primarily as a subcontractor for leading aerospace defense prime contractors.

Due to our success as a subcontractor to defense prime contractors and growth in the commercial sector, we are also pursuing opportunities to increase our commercial subcontracting business.

Critical Accounting Policies

Revenue Recognition

We recognize revenue from our contracts over the contractual period under the percentage-of-completion (POC) method of accounting.  Under the POC method of accounting, revenue and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract.  Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned “Costs and estimated earnings in excess of billings on uncompleted contracts.”  Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned “Billings in excess of costs and estimated earnings on uncompleted contracts.”  Changes to the original estimates may be required during the life of the contract.  Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in the financial statements in the period the change becomes known.  The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods.  As a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by us during any reporting period.  We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however, we cannot assure you that our estimates will be accurate.  If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods.  Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to pay taxes and to meet operating cash flow needs until the reported earnings materialize to actual cash receipts.

Results of Operations

Year Ended December 31, 2011 as Compared to the Year Ended December 31, 2010

Revenue.  Revenue for the year ended December 31, 2011 was $74,135,669 compared to $43,990,784 for the same period last year, representing an increase of $30,144,885 or 68.5%.  The increase in revenue is primarily the result of work performed on our three major subcontract awards won in 2008.  The Gulfstream G650 program, Boeing A-10 program and NGC E-2D program accounted for 11%, 30% and 26% of our revenue in 2011, respectively.

Overall, revenue generated from prime government contracts for the year ended December 31, 2011 was $6,740,870 compared to $4,471,399 for the year ended December 31, 2010, an increase of $2,269,471 or 51%. This increase was primarily the result of work performed on the C-5 TOP program.

Revenue generated from government subcontracts for the year ended December 31, 2011 was $57,199,673 compared to $31,963,271 for the year ended December 31, 2010, an increase of $25,236,402 or 79%, primarily the result of the A-10 and E-2D programs.

Revenue generated from commercial contracts was $10,195,125 for the year ended December 31, 2011 compared to $7,556,114 for the year ended December 31, 2010, an increase of $2,639,011 or 35%.  This increase is primarily the result of higher production rates on the G650.

During the year ended December 31, 2011, we received approximately $83.6 million of new contract awards, which included approximately $11.7 million of government prime contract awards, approximately $24.8 million of government subcontract awards and approximately $47.1 million of commercial contract awards, compared to $61.7 million of new contract awards in 2010, which included $8.5 million of government prime contract awards, $48.6 million of government subcontract awards and $4.6 million of commercial contract awards.  Included in these new contracts were awards from new customers, such as Bell and Honda.

Gross profit.  Gross profit for the year ended December 31, 2011 was $18,809,940 compared to $6,112,824 for the year ended December 31, 2010, an increase of $12,697,116.  Gross profit percentage (“gross margin”) for the year ended December 31, 2011 was 25.4% compared to 13.9% for the same period last year.  Gross margin for 2010 was negatively affected by the change in estimate described in the gross profit analysis comparing the year ended December 31, 2010 to year ended December 31, 2009.  Gross margin for 2011 has returned to a more normal level, and is within the Company’s expected range.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the year ended December 31, 2011 were $7,931,586 compared to $5,415,292 for the year ended December 31, 2010, an increase of $2,516,294, or 46%.  This increase was primarily due to an approximately $664,000 increase in accrued bonuses, a $463,000 increase in board of directors fees, $263,000 of expenses related to moving to our new facility, a $226,000 increase in computer expenses, a $200,000 increase in salaries and a $111,000 increase in office expense.  The increase in board of directors’ fees was the result of the Black Scholes valuation of the options granted to the non-employee board members as compensation.  Because of the large expenses related to the Black Scholes valuation in recent years, we have taken steps to limit board fees in 2012, and beyond, by limiting the compensation for each board member and reducing the number of options issued.  The increase in salaries is the result of higher employee count as well as normal salary increases.  The increase in accrued bonus is the result of higher executive officer bonus computed pursuant to the executive officer employment agreements.

Interest Expense. Interest expense for the year ended December 31, 2011 was $343,491, compared to $158,406 for 2010, an increase of $185,085 or 117%. The increase in interest expense is the result of an increase in outstanding debt during 2011 as compared to 2010.

Income from operations.  We had income from operations for the year ended December 31, 2011 of $10,878,354 compared to $697,532 for the year ended December 31, 2010.  The increase in operating income was predominately the result of the increased revenue and gross margin discussed earlier.

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

Overall, revenue generated from prime government contracts for the year ended December 31, 2010 was $4,471,399 compared to $12,249,372 for the year ended December 31, 2009, a decrease of $7,777,973 or 64%.  The decrease in revenue from prime government contracts is predominately the result of changes in estimates that were necessary on three programs. The Department of Defense (“DOD”) opted to terminate the T-38 program one release earlier than expected, which caused us to revise our revenue estimate on this program.  The DOD placed purchase orders for 9 of the 10 projected years of the T-38 program.  By not placing an order for the final year (estimated to be 43 aircraft), the value of the contract approximated $56 million, instead of the $61 million that the Company had expected.  This change in estimate resulted in an adjustment of approximately $4.6 million.  In addition, we had two C-5 contracts where we revised our revenue estimates based on our inability to get DOD approval of a first article and the related reductions in revenue associated with the government not ordering the expected production units on these programs.  The two C-5 contracts were not related to the C-5 TOP contract.  The change in estimate for the two C-5 contracts approximated $2.6 million.

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

Business Outlook

Our expectations for 2012 are as follows:

•	Revenue in the range of $95-$98 million, a 28%-32% increase over 2011, primarily due to the continued increase in work on our three major long-term programs (A-10, E-2D and G650);

•	Gross margin percentage in the range of 25%-27%;

•	Net income in the range of $12-$13 million.

As of February 28, 2012, we had approximately $282 million of bids outstanding.  We continue to make bids on contracts, however as we have shifted our business towards more subcontracting work, we have been more selective on the contracts on which to bid.  As a result the amount of bids outstanding has declined, as compared to last year.

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

Liquidity and Capital Resources

General. At December 31, 2011, we had working capital of $52,186,436 compared to $44,377,170 at December 31, 2010, an increase of $7,809,266, or 18%.

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

Our costs and estimated earnings in excess of billings increased by approximately $31.8 during the year ended December 31, 2011.  The Boeing A-10 contract accounted for approximately $18 million of this increase.  Although this contract does provide for milestone billings, the Company has been limited in its ability to invoice Boeing because of the lack of performance by a supplier.  This has resulted in us not achieving certain milestone billing events.  Even with the replacement of the supplier in the fourth quarter of 2011, we remain behind contractually required delivery schedule on portions of this job.  Additionally, the contract provides that we can’t bill Boeing for approved changes to first articles until such time as the government approves the entire A-10 wing.  We have submitted all first articles on this program and are awaiting government approval of Boeing’s complete submission.  Lastly, a significant amount of production has been completed, however it can’t be shipped and invoiced, as we are awaiting a minor Boeing configuration change.  The effect of these conditions on the Boeing contract has a material impact on our liquidity.

In order to perform on new programs, such as the recently announced Bell, Honda and Goodrich programs, we may be required to expend up-front costs, that may have to be amortized over a portion of production units.  In the case of significant program delays and/or program cancellations, we could be required to bear impairment charges which may be material, for costs that are not recoverable.  Such charges and the loss of up-front costs could have a material impact on our profitability and liquidity.

Additionally, at December 31, 2011, our cash balance was $878,200 compared to $823,376 at December 31, 2010, an increase of $54,824.  Our accounts receivable balance at December 31, 2011 decreased to $4,285,570 from $6,152,544 at December 31, 2010.  During 2011 a large portion of our cash flow has been used to get the E-2D and A-10 programs up to their production levels.

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

On May 10, 2011, the Company entered into a fifth amendment to the Sovereign Revolving Facility, increasing the existing revolving credit facility from an aggregate of $4 million to an aggregate of $10 million and extending the term from August 2013 to August 2014.  In addition, the interest rate of borrowings under the revolving credit facility will no longer be subject to a minimum rate of 3.75%.

On September 1, 2011, the Company entered into a sixth amendment to the Sovereign Revolving Facility, providing for a $3,000,000 increase until November 30, 2011 of the existing revolving credit facility, from an aggregate of $10,000,000 to an aggregate of $13,000,000.

On November 29, 2011, the Company entered into a seventh amendment to the Sovereign Revolving Facility which increased the existing revolving credit facility from an aggregate of $13,000,000 to an aggregate of $18,000,000 and extended the term of earlier terminating revolving credit loans to August 2014.  The Amendment also provides for a reduction in the interest rate of borrowings under the revolving credit facility to 2.75% in excess of the LIBOR rate or Sovereign Bank’s prime rate, as elected by the Company in accordance with the Credit Agreement, a reduction in the commitment fee to a rate of 0.4% per annum on the average daily unused portion of the revolving credit commitment, commencing December 31, 2011 and the addition of a covenant to the Credit Agreement requiring that the Company maintain a ratio of Unsubordinated Liabilities to Capital Base, as such terms are defined in the Credit Agreement.

As of December 31, 2011, the Company was in compliance with all financial covenants contained in the credit agreement.

As of December 31, 2011 and 2010, the Company had $16,100,000 and $800,000, respectively, outstanding under the Sovereign Revolving Facility.

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

The Sovereign Term Facility bears interest at the lower of LIBOR plus 2.5% or Sovereign Bank’s prime rate (2.77% as of December 31, 2011) and is secured by all of our assets.

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

On March 9, 2012, the Company obtained a $4.5 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility 2”).  Sovereign Term Facility 2 will be used to purchase tooling and equipment for new programs.  Sovereign Term Facility 2 bears interest at the lower of LIBOR plus 3% or Sovereign Bank’s prime rate.

Additionally, the Company and Sovereign Bank entered into a five year interest rate swap agreement, in the notional amount of $4.5 million.  Under the interest rate swap, the Company pays an amount to Sovereign Bank representing interest on the notional amount at a rate of 4.11% and receives an amount from Sovereign Bank representing interest on the notional amount at a rate equal to the one-month LIBOR plus 3%. The effect of this interest rate swap will be the Company paying a fixed interest rate of 4.11% over the term of the Sovereign Term Facility 2.

We believe that our existing resources, together with the availability under our credit facility, will be sufficient to meet our current working capital needs for at least the next 12 months.

Contractual Obligations. The table below summarizes information about our contractual obligations as of December 31, 2011 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

Contractual Obligations	Payments Due By Period ($)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$1,150,000	$600,000	$550,000	-	-
Capital Lease Obligations	626,620	287,380	259,635	79,605	-
Operating Leases	17,038,790	1,517,650	3,145,684	3,163,151	9,212,305
Employment Agreement Compensation**	2,654,800	847,300	1,807,500	-	-
Interest Rate Swap Agreement	42,011	-	42,011	-	-
Total Contractual Cash Obligations	$21,512,221	$3,252,330	$5,804,830	$3,242,756	$9,212,305

**The employment agreements provide for bonus payments that are excluded from these amounts.

Inflation. Inflation historically has not had a material effect on our operations.

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows.  We are exposed to market risk primarily due to fluctuations in interest rates. We do not utilize any particular strategy or instruments to manage our interest rate risk.

Item 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)           Financial Statements

This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, they have concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

There were no material changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The report called for by Item 308(a) of Regulation S-K is included herein as "Management's Report on Internal Control Over Financial Reporting."

The attestation report called for by Item 308(b) of Registration S-K is included herein as "Report of Independent Registered Public Accounting Firm".

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of our businesses. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our independent registered public accounting firm, J.H. Cohn LLP, audited our internal control over financial reporting as of December 31, 2011. J.H. Cohn LLP's report dated March 14, 2012 expressed an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
CPI Aerostructures, Inc.

We have audited CPI Aerostructures, Inc.(the "Company") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the the criteria issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of December 31, 2011 and 2010, and the related statements of income, shareholders' equity and cash flows of the Company for each of the three years in the period ended December 31, 2011, and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ J. H. Cohn LLP

Jericho, New York
March 14, 2012

Item 9B.  OTHER INFORMATION

None.

PART III
Item 10.                    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See Item 14.

Item 11.      EXECUTIVE COMPENSATION

See Item 14.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See Item 14.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Items 10, 11, 12, 13 and 14 will be contained in our definitive proxy statement for our 2012 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Exchange Act, and incorporated herein by reference.

PART IV

Item 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1-2. The following financial statements and financial statement schedules are filed as a part of this report:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2011 and 2010
Statements of Income for the Years Ended December 31, 2011, 2010 and 2009
Statements of Shareholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009
Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
Notes to Financial Statements

3.  Financial Statement Schedules.  Schedule II Valuation and Qualifying Accounts

4. The following exhibits are field as part of this report:

Exhibit Number	Name of Exhibit	No. in Document
3.1	Certificate of Incorporation of the Company, as amended. (1)	3.1
3.1(a)	Certificate of Amendment of Certificate of Incorporation filed on July 14, 1998. (3)	3.1(a)
3.2	Amended and Restated By-Laws of the Company. (11)	3.2
4.1	Form of Warrant issued to designees of EarlyBirdCapital, Inc., dated February 19, 2003. (7)	4.7
10.1	1992 Stock Option Plan. (1)	10.3
10.2	1995 Employee Stock Option Plan. (2)	10.4
10.3	Form of military contract. (1)	10.7
10.4	1998 Performance Equity Plan. (3)	10.28
10.5	Performance Equity Plan 2000. (4)	10.29
10.5.1	Amendment to Performance Equity Plan 2000 (9)	10.6.1
*10.6	Stock Option Agreement, dated August 14, 2001, between Edward J. Fred and the Company. (5)	10.35
*10.7	Stock Option Agreement between the Company and Edward J. Fred, dated June 18, 2002. (6)	10.56
10.8	Form of Merger & Acquisition Agreement, between EarlyBirdCapital, Inc. and the Company. (7)	10.26
10.9	Registration Rights Agreement between the Company and Chemical Investments dated February 26, 2002, as assigned to Crescendo Partners, II. (7)	10.27
10.9.1	Schedule of Omitted Document in the form of Exhibit 10.9, including material detail in which such document differs from Exhibit 10.9. (7)	10.27.1
*10.10	Stock Option agreement between Vincent Palazzolo and the Company, dated as of May 17, 2004 (8)	10.22
*10.11	Employment Agreement between Vincent Palazzolo and the Company, dated as of December 16, 2009. (10)	10.23

*10.12	Stock Option Agreement between the Company and Vincent Palazzolo, dated December 1, 2006 (9)	10.24
*10.13	Amended and Restated Employment Agreement between Edward J. Fred and the Company, dated December 16, 2009. (10)	10.23
10.14	Credit Agreement between CPI Aerostructures, Inc., and Sovereign Bank, dated as of August 13, 2007 (12)	10.23
10.15	Commercial Security Agreement, dated August 13, 2007, between CPI Aerostructures, Inc., Grantor, and Sovereign Bank, Lender (12)	10.24
10.16	First Amendment to Credit Agreement, dated as of October 22, 2008, by and between CPI Aerostructures, Inc. and Sovereign Bank (15)
10.17	ISDA 2002 Master Agreement and Schedule, dated as of October 22, 2008, between Sovereign Bank and CPI Aerostructures, Inc. (15)
10.18	Second Amendment to Credit Agreement, dated as of July 7, 2009, by and between CPI Aerostructures, Inc. and Sovereign Bank (14)
*10.19	Employment Agreement between Douglas McCrosson and the Company, dated as of December 16, 2009. (10)
10.20	Performance Equity Plan 2009 (16)
10.21	Third Amendment to Credit Agreement, dated as of May 26, 2010, by and between CPI Aerostructures, Inc. and Sovereign Bank (17)
10.22	Fifth Amendment to Credit Agreement, dated as of May 11, 2011, by and between CPI Aerostructures, Inc. and Sovereign Bank (18)
10.23	Agreement of Lease, made as of this 30th day of June in the year 2011, between Heartland Boys II L.P. and CPI Aerostructures Inc. (19)
10.24	Sixth Amendment to Credit Agreement, dated as of September 1, 2011, by and between CPI Aerostructures, Inc. and Sovereign Bank (20)
*10.25	Letter Amendment to Employment Agreement, dated November 4, 2011, from the Company to Edward J. Fred (21)
*10.26	Letter Amendment to Employment Agreement, dated November 4, 2011, from the Company to Vincent Palazzolo (21)
*10.27	Letter Amendment to Employment Agreement, dated November 4, 2011, from the Company to Douglas McCrosson (21)
10.28	Seventh Amendment to Credit Agreement, dated as of November 29, 2011, by and between CPI Aerostructures, Inc. and Sovereign Bank (22)
10.29	March 2012 Amendment to Credit Facility
**12	Statement re Computation of Ratios
14	Code of Business Conduct and Ethics (13)	14
**21	Subsidiaries of the Registrant.
**23.1	Consent of J.H. Cohn LLP
**31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101.INS	XRBL Instance Document
**101.SCH	XRBL Taxonomy Extension Schema
**101.CAL	XRBL TaxonomyExtension Calculation Linkbase
**101.DEF	XRBL TaxonomyExtension Definition Linkbase
**101.LAB	XRBL TaxonomyExtension label Linkbase
**101.PRE	XRBL TaxonomyExtension Presentation Linkbase

*Management compensation contract or arrangement.

**Filed herewith.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-49270) declared effective on September 16, 1992 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for year ended December 31, 1995 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.
(5)	Filed as an exhibit to Schedule 13D filed on behalf of Edward J. Fred on October 19, 2001 and incorporated herein by reference.
(6)	Filed as an exhibit to Schedule 13D filed on behalf of Edward J. Fred on July 12, 2002 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-101902) declared effective on February 12, 2003 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated May 24, 2004 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 1, 2006 and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 21, 2009 and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 2007 and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 13, 2009 and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.
(16)	Included as Appendix A to the Company’s Proxy Statement filed on April 30, 2009.
(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated May 26, 2010 and incorporated herein by reference
(18)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated May 11, 2011 and incorporated herein by reference
(19)	Filed as an exhibit to the Company’s Current Report on Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference
(20)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated September 2, 2011 and incorporated herein by reference
(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 7, 2011 and incorporated herein by reference
(22)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 30, 2011 and incorporated herein by reference
(23)	Filed as an exhibit to the Company's Current Report on Form 8-K dated March 12, 2012 and incorporated herein by reference

CPI AEROSTRUCTURES, INC.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:
Balance Sheets as of December 31, 2011 and 2010	F-2
Statements of Income for the Years Ended December 31, 2011, 2010 and 2009	F-3
Statements of Shareholders’ Equity for the Years Ended
December 31, 2011, 2010 and 2009	F-4
Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	F-5
Notes to Financial Statements	F-6 - F-19

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
CPI Aerostructures, Inc.

We have audited the accompanying balance sheets of CPI Aerostructures, Inc. as of December 31, 2011 and 2010, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CPI Aerostructures, Inc. as of December 31, 2011 and 2010, and its results of operations and cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material repects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2012, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/J. H. Cohn LLP

Jericho, New York
March 14, 2012

CPI AEROSTRUCTURES, INC.

BALANCE SHEETS
	December 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$878,200	$823,376
Accounts receivable, net	4,285,570	6,152,544
Costs and estimated earnings in excess of billings on uncompleted contracts	79,010,362	47,165,166
Deferred income taxes	257,000	--
Prepaid expenses and other current assets	662,326	606,369
Total current assets	85,093,458	54,747,455

Property and equipment, net	2,629,569	881,915
Deferred income taxes	1,105,000	668,000
Other assets	112,080	159,817
Total Assets	$88,940,107	$56,457,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,998,244	$8,267,330
Accrued expenses	994,398	301,941
Current portion of long-term debt	887,380	685,008
Line of credit	16,100,000	800,000
Deferred income taxes	125,000	182,000
Income taxes payable	2,802,000	134,006
Total current liabilities	32,907,022	10,370,285

Long-term debt, net of current portion	889,239	1,190,097
Deferred income taxes	660,000	----
Other liabilities	457,639	226,362
Total Liabilities	34,913,900	11,786,744

Commitments

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, issued 7,079,638 and 6,911,570 shares, respectively, and outstanding 6,946,381 and 6,789,736 shares, respectively	7,080	6,912
Additional paid-in capital	35,346,273	33,272,237
Retained earnings	19,834,852	12,417,924
Accumulated other comprehensive loss	(21,772)	(45,404)
Treasury stock, 133,257 and 121,834 shares, respectively of common stock (at cost)	(1,1140,226)	(981,226)
Total Shareholders’ Equity	54,026,207	44,670,443
Total Liabilities and Shareholders’ Equity	$88,940,107	$56,457,187

See Notes to the Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF INCOME

Year ended December 31,	2011	2010	2009

Revenue	$74,135,669	$43,990,784	$43,906,825

Cost of sales	55,325,729	37,877,960	32,597,208

Gross profit	18,809,940	6,112,824	11,309,617

Selling, general and administrative expenses	7,931,586	5,415,292	5,197,663
Income from operations	10,878,354	697,532	6,111,954

Interest income (expense):
Interest/other income	4,065	3,770	2,014
Interest expense	(343,491)	(158,406)	(252,961)
Total other income (expense), net	(339,426)	(154,636)	(250,947)
Income before provision for income taxes	10,538,928	542,896	5,861,007

Provision for income taxes	3,122,000	13,000	1,915,000

Net income	$7,416,928	$529,896	$3,946,007

Basic net income per common share	$1.08	$0.08	$0.66

Diluted net income per common share	$1.04	$0.08	$0.64

Shares used in computing earnings per common share:
Basic	6,869,624	6,489,942	5,994,326
Diluted	7,133,604	6,736,501	6,156,628

See Notes to the Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2011, 2010 and 2009

	CommonStock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance at January 1, 2009	6,046,273	$6,046	$26,660,606	$7,942,021	$(541,006)	$(84,517)	$33,983,150
Net Income	----	----	----	3,946,007	----	----	3,946,007
Change in unrealized loss from interest rate swap	----	----	----	----	----	31,643	31,643
Comprehensive income	----	----	----	----	----	----	3,977,650
Common stock issued upon exercise of options	60,000	60	151,740	----	----	----	151,800
Common stock issued as employee compensation	16,251	17	72,990	----	----	----	73,007
Stock compensation expense	----	----	483,707	----	----	----	483,707
Treasury stock acquired	----	----	----	----	(151,800)	----	(151,800)
Balance at December 31, 2009	6,122,524	6,123	27,369,043	11,888,028	(692,806)	(52,874)	$38,517,514
Net Income	----	----	----	529,896	----	----	529,896
Change in unrealized loss from interest rate swap	----	----	----	----	----	7,470	7,470
Comprehensive income	----	----	----	----	----	----	537,366
Common stock issued in share offering	500,000	500	3,529,041	----	----	----	3,529,541
Common stock issued upon exercise of options	272,000	272	1,389,678	----	----	----	1,389,950
Common stock issued as employee compensation	17,046	17	126,846	----	----	----	126,863
Stock compensation expense	----	----	553,629	----	----	----	553,629
Tax benefit from stock option plans	----	----	304,000	----	----	-----	304,000
Treasury stock acquired	----	----	----	----	(288,420)	----	(288,420)
Balance at December 31, 2010	6,911,570	6,912	33,272,237	12,417,924	(981,226)	(45,404)	$44,670,443
Net Income	----	----	----	7,416,928	----	----	7,416,928
Change in unrealized loss from interest rate swap	----	----	----	----	----	23,632	23,632
Comprehensive income	---	---	---	---	---	---	7,440,560
Common stock issued upon exercise of options	165,333	165	614,282	----	----	----	614,447
Common stock issued as employee compensation	2,735	3	36,154	----	----	----	36,157
Stock compensation expense	----	----	985,600	----	----	----	985,600
Tax benefit from stock option plans	---	---	438,000	--	---	---	438,000
Treasury stock acquired	----	----	----	----	(159,000)	----	(159,000)
Balance at December 31, 2011	7,079,638	$7,080	$35,346,273	$19,834,852	$(1,140,226)	$(21,772)	$54,026,207

See Notes to the Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF CASH FLOWS

Year ended December 31,	2011		2010		2009
Cash flows from operating activities:
Net income		$7,416,928		$529,896	$3,946,007
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization		591,373		386,394	338,995
Deferred rent		266,909		(4,832)	7,830
Stock-based compensation expense		985,600		553,629	483,707
Common stock issued as employee compensation		36,157		27,168	21,468
Deferred portion of provision for income taxes		(103,000)		(265,000)	(367,800)
Tax benefit for stock options		(438,000)		(304,000)	---
Bad debts		75,000		---	---
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable		1,791,974		(878,612)	(2,428,920)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts		(31,845,196)		(4,146,945)	(5,153,205)
Decrease (increase) in prepaid expenses and other current assets		(8,220)		(125,853)	168,589
Decrease in other assets		---		---	60,000
Increase in accounts payable and accrued expenses		4,423,371		2,199,337	2,136,464
(Decrease) increase in income taxes payable		3,105,994		(1,930,368)	1,461,374

Net cash provided by (used in) operating activities		(13,701,110)		(3,959,186)	674,509
Cash flows from investing activities:
Purchase of property and equipment		(1,587,898)		(300,803)	(142,661)

Net cash used in investing activities		(1,587,898)		(300,803)	(142,661)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants		455,447		1,101,529	---
Proceeds from sale of common stock		---		3,529,541	---
Payment of line of credit		---		(2,200,000)	(800,000)
Proceeds from line of credit		15,300,000		800,000	2,700,000
Payment of long-term debt		(849,615)		(676,530)	(631,105)
Proceeds from long-term debt		---		---	---
Tax benefit for stock options		438,000		304,000	---
Net cash provided by financing activities		15,343,832		2,858,540	1,268,895
Net increase (decrease) in cash		54,824		(1,401,449)	1,800,743
Cash at beginning of year		823,376		2,224,825	424,082
Cash at end of year		$878,200		$823,376	$2,224,825

Supplemental schedule of noncash investing and financing activities:
Deferred tax benefit of interest rate swap liability	$	---	$	---	$(16,300)
Equipment acquired under capital lease		$751,129		$113,686	$47,180
Settlement of other receivables		$30,000		$60,000	$60,000
Accrued expenses settled in exchange for common stock		---		$99,696	$51,540
Stock options proceeds paid with Company’s stock		$159,000		$288,420	$151,800
Supplemental schedule of cash flow information:
Cash paid during the year for interest		$366,491		$158,406	$265,761
Cash paid for income taxes		$180,000		$2,276,367	$808,627

See Notes to the Financial Statements

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS
1.           PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The operations of CPI Aerostructures, Inc. (“CPI Aero” or the “Company”) consist of the production of complex aerospace structural assemblies principally for the U.S. Air Force and other branches of the U.S. armed forces, whether as a prime contractor or as a subcontractor to other defense prime contractors.  The Company also acts as a subcontractor to prime aerospace manufactures in the production of commercial aircraft parts.

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

Government Contracts

The Company’s government contracts are subject to the procurement rules and regulations of the United States government.  Many of the contract terms are dictated by these rules and regulations.  Specifically, cost-based pricing is determined under the Federal Acquisition Regulations (“FAR”), which provide guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. government contracts. For example, costs such as those related to charitable contributions, advertising, interest expense, and public relations are unallowable and, therefore, not recoverable through sales.  During and after the fulfillment of a government contract, the Company may be audited in respect of the direct and allocated indirect costs attributable thereto.  These audits may result in adjustments to the Company’s contract cost, and/or revenue.

When contractual terms allow, the Company invoices its customers on a progress basis.

Cash

 The Company maintains its cash in two financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation.  From time to time, the Company’s balances may exceed these limits.  As of December 31, 2011, the Company had approximately $1,000,000 of uninsured balances.  The Company limits its credit risk by selecting financial institutions considered to be highly credit worthy.

CPI AEROSTRUCTURES, INC.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances, net of allowances.  An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectability based on an evaluation of historical and anticipated trends, the financial conditions of the Company’s customers and an evaluation of the impact of economic conditions.

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

Long Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  As a result of its review, the Company does not believe that any such change has occurred.  If such changes in circumstance are present, a loss is recognized to the extent the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and amounts expected to be realized upon its eventual disposition.

Short-Term Debt

The fair value of the Company’s short-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Using this method, the fair value of the Company’s short-term debt was not significantly different than the stated value at December 31, 2011 and 2010.

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

In October 2008, the Company entered into an interest rate swap with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt.  The notional amount, maturity date, and currency of these contracts match those of the underlying debt.  The Company has designated this interest rate swap contract as a cash flow hedge.  The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item.  No material ineffectiveness was recognized in 2011 and 2010.  As of December 31, 2011 and 2010, we had a net deferred loss associated with cash flow hedges of approximately $33,000 and $69,000, respectively, due to the interest rate swap which has been included in Other Liabilities.

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

Fair Value

At December 31, 2011 and 2010, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$17,876,619	$17,876,619	$2,675,105	$2,675,105

We estimated the fair value of debt using market quotes and calculations based on market rates.

CPI AEROSTRUCTURES, INC.

The following tables presents the fair values of those financial liabilities measured on a recurring basis as of December 31, 2011 and 2010:

		Fair Value Measurements 2011
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$32,988	--	$32,988	--
Total	$32,988	--	$32,988	--

Fair Value Measurements 2010
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$ 68,794	--	$ 68,794	--
Total	$ 68,794	--	$ 68,794	--

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

As of December 31, 2011 and 2010, $32,988 and $68,794, respectively, was included in Other Liabilities related to the fair value of the Company’s interest rate swap, and $21,772 and $45,404, respectively, net of tax of $11,216 and $23,390, respectively, was included in Accumulated Other Comprehensive Loss.

Freight and Delivery Costs

The Company incurred freight and delivery costs of approximately $92,000, $75,000, $72,000, respectively, during the years ended December 31, 2011, 2010 and 2009. These costs are included in cost of sales.

Earnings Per Share

Basic earnings per common share is computed using the weighted-average number of shares outstanding.  Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 263,920 were used in the calculation of diluted earnings per common share in 2011. Incremental shares of 80,000 were not included in the diluted earnings per share calculations at December 31, 2011,  as their exercise price was in excess of the Company’s quoted market price  and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation. Incremental shares of 246,559 were used in the calculation of diluted earnings per common share in 2010. Incremental shares of 75,000 were not included in the diluted earnings per share calculations at December 31, 2010,  as their exercise price was in excess of the Company’s quoted market price  and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation.  Incremental shares of 162,302 were used in the calculation of diluted earnings per common share in 2009. Incremental shares of 603,333 were not included in the diluted earnings per share calculations at December 31, 2009,  as their exercise price was in excess of the Company’s quoted market price  and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation.

Income taxes

Income taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  Deferred tax assets are reduced by a valuation allowance when, in the opinion on management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company has recorded a liability for unrecognized tax benefits resulting from tax positions taken, or expected to be taken, in an income tax return.  It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  Uncertain tax positions are evaluated and adjusted as appropriate, while taking into account the progress of audits of various taxing jurisdictions.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  This update requires new disclosures about significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3.  This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements of a gross basis.  In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements.  This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  This update was effective for the Company’s interim and annual reporting periods beginning January 1, 2011.  The adoption of this pronouncement did not have any impact on the Company’s financial statements and related disclosures.

In May 2011, the FASB issued guidance that amends Generally Accepted Accounting Principles (“US GAAP”) to conform it with fair value measurement and disclosure requirements in International Financial Reporting Standards.  The amendments changed the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The provisions of this guidance are effective for the first reporting period (including interim periods) beginning after December 15, 2011.  The Company is currently evaluating the impact this accounting standard update may have on its results of operations, financial condition and disclosures.

In June 2011, the FASB issued new accounting guidance on the presentation of other comprehensive income.  The new guidance eliminates the current option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity.  Instead, an entity has the option to present the total of comprehensive income, the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Full retrospective application is required.  As the new guidance will only amend the presentation requirements of other comprehensive income, the Company does not expect the adoption to have a significant impact on its financial condition or results of operations.

CPI AEROSTRUCTURES, INC.

2.           COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS
At December 31, 2011, costs and estimated earnings in excess of billings on uncompleted contracts (unbilled) consist of:

	U.S. Government	Commercial	Total

Costs incurred on uncompleted contracts	$162,233,699	$24,713,310	$186,947,009
Estimated earnings	72,883,505	15,029,802	87,913,307
	235,117,204	39,743,112	274,860,316
Less billings to date	171,694,325	24,155,629	195,849,954
Costs and estimated earnings in excess of billings on uncompleted contracts	$63,422,879	$15,587,483	$79,010,362

At December 31, 2010, costs and estimated earnings in excess of billings on uncompleted contracts (unbilled) consist of:
	U.S. Government	Commercial	Total

Costs incurred on uncompleted contracts	$120,072,649	$33,521,525	$153,594,174
Estimated earnings	51,712,912	17,647,006	69,359,918
	171,785,561	51,168,531	222,954,092
Less billings to date	138,885,635	36,903,291	175,788,926
Costs and estimated earnings in excess of billings on uncompleted contracts	$32,899,926	$14,265,240	$47,165,166

Unbilled costs and estimated earnings are billed in accordance with applicable contract terms.  As of December 31, 2011, approximately $10,000,000 of the balances above are not expected to be collected within one year.  There are no amounts billed under retainage provisions.

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the years ended December 31, 2011, 2010 and 2009, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contract of approximately $3,000,000, $10,200,000 and $6,100,000, respectively, from that which would have been reported had the revised estimate been used as the basis of recognition of contract profits in prior years.

Although management believes it has established adequate procedures for estimating costs to complete on uncompleted open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion.

CPI AEROSTRUCTURES, INC.

3.           ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables as follows:

2011	2010

Billed receivables	$4,360,570	$6,161,524
Less: allowance for doubtful accounts	(75,000)	(8,980)
	$4,285,570	$6,152,544

4.           PROPERTY AND EQUIPMENT:
Property and equipment, at cost, consists of the following
			Estimated Useful Life
December 31,	2011	2010

Machinery and equipment	$814,270	$665,834	5 to 10 years
Computer equipment	2,487,106	1,571,377	5 years
Furniture and fixtures	280,151	218,804	7 years
Automobiles and trucks	13,162	13,162	5 years
Leasehold improvements	1,154,361	863,871	10 years
	4,749,050	3,333,048
Less accumulated depreciation and amortization	2,119,481	2,451,133
	$2,629,569	$881,915

Depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 was $591,373, $386,394 and $338,995, respectively.

During the years ended December 31, 2011 and 2010, the Company acquired $751,129 and $113,686, respectively, of property and equipment under notes payable and capital leases.  At December 31, 2011 and 2010, assets acquired under capital leases, which was included in machinery and equipment, was approximately $965,000 and $214,000, respectively.  At December 31, 2011 and 2010 , accumulated depreciation and amortization related to assets acquired under capital leases was approximately $183,000 and $62,000, respectively.

5.           LINE OF CREDIT:

In August 2007, the Company entered into a two-year, $2.5 million revolving credit facility with Sovereign Bank (the “Sovereign Revolving Facility”), secured by all of the Company’s assets. On July 7, 2009, the Company and Sovereign Bank amended the terms of the Sovereign Revolving Facility, increasing the revolving credit facility under the Credit Agreement from an aggregate of $2.5 million to an aggregate of $3.5 million and extending the term of the revolving credit facility from August 2010 to August 2011. In addition, the interest rate of borrowings under the revolving credit facility was amended to (i) the greater of 4.0% or 3.5% in excess of the LIBOR rate or (ii) the greater of 4.0% or 0.75% in excess of Sovereign Bank’s prime rate, as elected by the Company in accordance with the Credit Agreement.  The Credit Agreement was further amended to increase the commitment fee from 0.25% to 0.50% per annum on the average daily unused portion of the revolving credit commitment commencing September 30, 2009, and to permit the Company’s sale of a certain single customer accounts receivable.

On May 26, 2010, the Company and Sovereign Bank entered into a third amendment to the Sovereign Revolving Facility increasing the revolving credit facility under the Credit Agreement from an aggregate of $3.5 million to an aggregate of $4.0 million and extending the term of the revolving credit facility from August 2011 to August 2013.  In addition, the interest rate on borrowings under the revolving credit facility was decreased to (i) the greater of 3.75% or 3.25% in excess of the LIBOR Rate or (ii) the greater of 3.75% or 0.50% in excess of Sovereign Bank’s prime rate, as elected by the Company in accordance with the Credit Agreement.

CPI AEROSTRUCTURES, INC.

On May 10, 2011, the Company entered into a fifth amendment to its credit agreement with Sovereign Bank, increasing the revolving credit facility from an aggregate of $4,000,000 to an aggregate of $10,000,000 and extending the term from August 2013 to August 2014.  In addition, the interest rate of borrowings under the revolving credit facility will no longer be subject to a minimum rate of 3.75%.

On September 1, 2011, the Company entered into a sixth amendment to its credit agreement with Sovereign Bank providing for a $3,000,000 increase until November 30, 2011 of the revolving credit facility under the Credit Agreement, from an aggregate of $10,000,000 to an aggregate of $13,000,000.

On November 29, 2011, the Company entered into a seventh amendment to its credit agreement with Sovereign Bank, which increased the revolving credit facility under the Credit Agreement from an aggregate of $13,000,000 to an aggregate of $18,000,000 and extended the term of earlier terminating revolving credit loans to August 2014.  The amendment also provides for a reduction in the interest rate of borrowings under the revolving credit facility to 2.75% in excess of the LIBOR rate or Sovereign Bank’s prime rate, as elected by the Company in accordance with the Credit Agreement, a reduction in the commitment fee to a rate of 0.4% per annum on the average daily unused portion of the revolving credit commitment, commencing December 31, 2011 and the addition of a covenant to the Credit Agreement requiring that the Company maintain a ratio of Unsubordinated Liabilities to Capital Base, as such terms are defined in the Credit Agreement.

As of December 31, 2011, the Company was in compliance with all financial covenants contained in the credit agreement.  As of December 31, 2011, the Company had $16,100,000 outstanding under the Sovereign Revolving Facility bearing interest at 2.77%.

6.           LONG-TERM DEBT

On October 22, 2008, the Company obtained a $3 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility”).  Prior to entering into the term loan the Company had borrowed $2.5 million under the Sovereign Revolving Facility to fund the initial tooling costs related to a long-term contract.  The Company used the proceeds from the Sovereign Term Facility to repay the borrowings under the Sovereign Revolving Facility and to pay for additional tooling related to a long-term contract.  The Sovereign Term Facility bears interest at the lower of LIBOR plus 2.5% or Sovereign Bank’s prime rate (2.77% as of December 31, 2011) and is secured by all of our assets.

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

The maturities of the long-term debt are as follows:

Year ending December 31,

2012	$887,380
2013	721,246
2014	88,389
2015	46,476
2016	33,128
$1,776,619

Also included in long-term debt are capital leases and notes payable of $626,620 at December 31, 2011, including a current portion of $287,380.  The company is committed to make payments under capital leases of approximately $312,000, $186,000, $95,000, $50,000 and $34,000 in each of the years ending December 31, 2012, 2013, 2014, 2015 and 2016, respectively.  Included in these payments is approximately $50,000 of interest expense.

CPI AEROSTRUCTURES, INC.

7.           COMMITMENTS:
The Company has employment agreements with three employees.  The aggregate future commitment under these agreements is as follows:

Year ending December 31,

2012	$847,300
2013	884,500
2014	923,000
$2,654,800

These agreements provide for additional bonus payments that are calculated as defined.

The Company leases an office and warehouse facility under a non-cancelable operating lease which expires in December 2022.  The aggregate future commitment under this agreement is as follows:

Year ending December 31,

2012	$1,517,650
2013	1,554,080
2014	1,591,604
2015 2016	1,562,685 1,600,467
Thereafter	9,212,304
$17,038,790

Rent expense for the years ended December 31, 2011, 2010 and 2009 was $1,044,394, $443,071 and $430,066, respectively.

8           INCOME TAXES
The provision for income taxes consists of the following:

	Years ended December 31,
	2011	2010	2009
Current:
Federal	$3,220,000	$435,000	$2,282,800
Prior year overaccrual	---	(157,000)	---
State	5,000	---	---

Deferred:
Federal	(103,000)	(265,000)	(367,800)
	$3,122,000	$13,000	$1,915,000

The difference between the income tax provision (benefit) computed at the federal statutory rate and the actual tax provision (benefit) is accounted for as follows:

December 31,	2011	2010	2009

Taxes computed at the federal statutory rate	$3,583,000	$237,000	$1,993,000
State income tax, net of federal benefit	3,000	---	---
Prior year true-up	(61,000)	(157,000)	---
Permanent differences	(403,000)	(67,000)	(78,000)
Provision for Income Taxes	$3,122,000	$13,000	$1,915,000

CPI AEROSTRUCTURES, INC.

The components of deferred income tax assets and liabilities are as follows:

Deferred Tax Assets :	2011	2010
Revenue recognition	$231,000	$---
Allowance for doubtful accounts	26,000	---
Deferred tax asset-current	257,000	---
Property and equipment	---	49,000
Deferred rent	141,000	---
Stock options	953,000	596,000
Interest rate swap	11,000	23,000
Deferred Tax Assets-non current	1,105,000	668,000

Deferred Tax Liabilities:
Revenue recognition	---	182,000
Prepaid expenses	125,000	---
Deferred Tax Liabilities-current	125,000	182,000
Property and equipment	660,000	---
Deferred tax liability-noncurrent	660,000	---
Net Deferred Tax Assets (Liabilities)	$577,000	$486,000

The Company recognized, for income tax purposes, a tax benefit of $438,000, $304,000 and zero for the years ended December 31, 2011, 2010 and 2009, respectively, for compensation expense related to its stock option plan for which no corresponding charge to operations has been recorded.  Such amounts have been added to additional paid-in capital in those years.

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

The Company’s net income for the years ended December 31, 2011, 2010 and 2009, includes approximately $986,000, $554,000 and $484,000 of compensation expense, respectively.  The Company recorded reductions in income tax payable of approximately, $547,000, $123,000 and zero for the years ended December 31, 2011, 2010 and 2009, respectively, as a result of the tax benefit upon exercise of options.  The compensation expense related to the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.  Cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized from options exercised (excess tax benefits) are classified as cash inflows from financing activities and cash inflows from operating activities.

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

CPI AEROSTRUCTURES, INC.

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

The Company has 360,285 options available for grant under the 2009 Plan.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model.  The following weighted average assumptions were used for option grants during the years ended  December 31, 2011, 2010 and 2009:

	2011	2010	2009
Risk-free interest rate	2.08%	2.55%	1.66%
Expected volatility	100.9%	97.0%	95.8%
Dividend yield	0%	0%	0%

Expected option term-in years	5	5	5

The risk free interest rate for the years ended December 31, 2011, 2010 and 2009 is based on the 5 year U.S. Treasury note rate on the day of grant.  The expected volatility computation for the years ended December 31, 2011, 2010 and 2009 is based on the average of the volatility over the most recent four year period, which represents the Company’s estimate of expected volatility over the expected option term.  The Company has never paid a dividend, and is not expected to pay a dividend in the foreseeable future, therefore the dividend yield is assumed to be zero.  The Company assumes zero forfeitures of options as the historical forfeiture rate is below 1%.

CPI AEROSTRUCTURES, INC.

A summary of the status of the Company’s stock option plans is as follows:
Options	Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value

Outstanding
at January 1, 2009	1,047,333	$6.42	3.91
Granted during period	125,000	6.38
Exercised	(60,000)	2.53
Forfeited/Expired	(60,000)	9.38
Outstanding
at December 31, 2009	1,052,333	$6.47	3.91
Granted during period	80,000	7.38
Exercised	(272,000)	5.11
Forfeited/Expired	(80,000)	10.01
Outstanding
at December 31, 2010	780,333	$6.68	2.92
Granted during period	80,000	14.90
Exercised	(165,333)	3.72
Forfeited/Expired	---	---
Outstanding and expected to vest
at December 31, 2011	695,000	8.33	2.66	2,704,495

Vested
at December 31, 2011	680,000	8.37	2.39	2,625,444

The weighted-average fair value of each option granted during the years ended December 31, 2011, 2010 and 2009, estimated as of the grant date using the Black-Scholes option valuation model was $11.24, $5.47 and $4.87, respectively.

The Company’s stock options granted to non-employee directors vest immediately upon grant and have a maximum contractual term of five years.  Stock options granted to employees vest over three years and have a maximum contractual term of ten years.  The expected option term is calculated utilizing historical data of option exercises.

As of December 31, 2011, 2010 and 2009, there was $21,687, $108,435 and $228,186, respectively, of unrecognized compensation cost related to non-vested stock option awards which will be amortized through March 2012, the requisite service period.

During the year ended December 31, 2011, 145,333 stock options were exercised for cash resulting in cash proceeds to the Company of $455,448.  In addition, 20,000 options were exercised, pursuant to provisions of the stock option plan, in which the Company received no cash and 11,423 shares of its common stock in exchange for the 20,000 shares issued in the exercise.  The 11,423 shares that the Company received were valued at $159,000, the fair market value of the shares on the date of exercise, and were added to treasury stock.

The intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was approximately $1,609,000, $1,936,000 and $218,000, respectively.

CPI AEROSTRUCTURES, INC.

The fair value of all options vested during the years ended December 31, 2011, 2010 and 2009 was approximately $2,625,000, $563,000 and $419,000, respectively.

10.           EMPLOYEE BENEFIT PLAN:
On September 11, 1996, The Company’s board of directors instituted a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Code”).  On October 1, 1998, the Company amended and standardized its plan as required by the Code.  Pursuant to the amended plan, qualified employees may contribute a percentage of their pretax eligible compensation to the Plan and the Company will match a percentage of each employee’s contribution.  Additionally, the Company has a profit-sharing plan covering all eligible employees.  Contributions by the Company are at the discretion of management.  The amount of contributions recorded by the Company in 2011, 2010 and 2009 were approximately $232,000, $173,000 and $153,000, respectively.

CPI AEROSTRUCTURES, INC.

11.          MAJOR CUSTOMER:

Nine percent of revenue in 2011, 10% of revenue in 2010 and 28% of revenue in 2009 were directly to the U.S. government.     Five and a half percent and 2% of accounts receivable at December 31, 2011 and 2010, respectively, were from the U. S. government.

In addition, in 2011, 33%, 30%, 14% and 11% of our revenue were to our four largest Commercial customers, respectively.  In 2010, 35%, 27%, 12% and 10% of our revenue were to our four largest Commercial customers, respectively. In 2009, 21%, 18%, 17% and 11% of our revenue were to our four largest Commercial customers, respectively.   At December 31, 2011, 36%, 34% and 12% of accounts receivable were from our three largest commercial customers.  At December 31, 2010, 48%, 28% and 15% of accounts receivable were from our three largest commercial customers.

At December 31, 2011 and 2010, 8% and 16%, respectively, of Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from the U.S. government.

At December 31, 2011, 40%, 21%, 15%, and 13% of Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from our four largest commercial customers.  At December 31, 2010, 28%, 22%, 19% and 10% of Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from our four largest commercial customers.

12.           QUARTERLY FINANCIAL DATA (UNAUDITED)

The results of any single quarter are not necessarily indicative of the Company’s results for the full year. Earnings per share data is computed independently for each of the periods presented. As a result, the sum of the earnings per share amounts for the quarter may not equal the total for the year.

		Quarter ended
2011	March 31,	June 30,	September 30,	December 31,
Revenue	16,009,608	17,426,223	16,607,638	24,092,200
Gross Profit	3,850,104	4,244,801	4,167,605	6,547,430
Net Income	1,368,050	1,570,816	1,805,042	2,673,020
Earning per share
Basic	0.20	0.23	0.26	0.39
Diluted	0.19	0.22	0.25	0.37

2010
Revenue	11,005,529	12,544,625	12,976,084	7,464,546
Gross Profit (loss)	2,749,082	3,351,329	3,382,413	(3,370,000)
Net Income (loss)	860,815	1,205,254	1,429,363	(2,965,536)
Earning (loss) per share
Basic	0.14	0.18	0.21	(0.44)
Diluted	0.14	0.18	0.21	(0.44)

13.           SUBSEQUENT EVENTS

On March 9, 2012, the Company obtained a $4.5 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility 2”).  Sovereign Term Facility 2 will be used to purchase tooling and equipment for new programs.  Sovereign Term Facility 2 bears interest at the lower of LIBOR plus 3% or Sovereign Bank’s prime rate.

Additionally, the Company and Sovereign Bank entered into a five year interest rate swap agreement, in the notional amount of $4.5 million.  Under the interest rate swap, the Company pays an amount to Sovereign Bank representing interest on the notional amount at a rate of 4.11% and receives an amount from Sovereign Bank representing interest on the notional amount at a rate equal to the one-month LIBOR plus 3%. The effect of this interest rate swap will be the Company paying a fixed interest rate of 4.11% over the term of the Sovereign Term Facility 2.

	CPI Aerostructures, Inc.
	Schedule II - Valuation and Qualifying Accounts
	Allowance for Doubtful Accounts
	(Deducted from Accounts Receivable)

	2011	2010	2009
Balance at January 1	$8,980	$8,980	$8,980

(Dedcutions from)/charges to costs and expenses	75,000
Deductions from reserves	(8,980)

Balance at December 31,	$75,000	$8,980	$8,980

.

CPI AEROSTRUCTURES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 14, 2012	CPI AEROSTRUCTURES, INC.
(Registrant)

		By:	/s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric Rosenfeld	Chairman of the Board of Directors	March 14, 2012
Eric Rosenfeld

/s/ Edward J. Fred	Chief Executive Officer and President	March 14, 2012
Edward J. Fred

/s/ Vincent Palazzolo	Chief Financial Officer and Secretary	March 14, 2012
Vincent Palazzolo

/s/ Walter Paulick	Director	March 14, 2012
Walter Paulick

/s/ Kenneth McSweeney	Director	March 14, 2012
Kenneth McSweeney

/s/ Harvey Bazaar	Director	March 14, 2012
Harvey Bazaar