Form 10-Q
period 2012-04-26
CPI AEROSTRUCTURES INC
filed 2012-05-09
CIK 889348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period	Commission File Number 1-11398
ended March 31, 2012

CPI AEROSTRUCTURES, INC.
(Exact name of registrant as specified in its charter)

New York	11-2520310 (IRS Employer Identification Number)
(State or other jurisdiction
of incorporation or organization)

91 Heartland Blvd., Edgewood, NY	11717
(Address of principal executive offices)	(zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⁭ No ☒
As of May 7, 2012, the number of shares of common stock, par value $.001 per share, outstanding was 7,007,719.

CPI AEROSTRUCTURES, INC.

INDEX

Part I - Financial Information

Item 1 – Condensed Financial Statements

Condensed Balance Sheets as of March 31, 2012 (Unaudited) and	3
December 31, 2011

Condensed Statements of Income and Comprehensive Income for the Three Months ended	4
March 31, 2012 (Unaudited) and 2011 (Unaudited)

Condensed Statements of Shareholders’ Equity for the Three Months	5
Ended March 31, 2012 (Unaudited) and 2011 (Unaudited)

Condensed Statements of Cash Flows for the Three Months ended March 31, 2012	6
(Unaudited) and 2011 (Unaudited)

Notes to Condensed Financial Statements (Unaudited)	7

Item 2 – Management’s Discussion and Analysis of Financial Condition	14
and Results of Operations

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	20

Item 4 – Controls and Procedures	20

Part II -  Other Information

Item 1 - Legal Proceedings

Item 1A - Risk Factors

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securites

Item 4 - Mine Safety Disclosures

Item 5 - Other Information
21 21 21 21 21 21

Item 6 – Exhibits	21

Signatures	22

Exhibits	22

CPI AEROSTRUCTURES, INC.

Part I - Financial Information

Item 1 – Financial Statements
CONDENSED BALANCE SHEETS

March 31,	December 31,
2012	2011
(Unaudited)	(Note 1)

ASSETS
Current Assets:
Cash	$530,578	$878,200
Accounts receivable, net	8,209,188	4,285,570
Costs and estimated earnings in excess of billings on uncompleted
Contracts	82,583,986	79,010,362
Deferred income taxes	257,000	257,000
Prepaid expenses and other current assets	450,452	662,326

Total current assets	92,031,204	85,093,458

Plant and equipment, net	2,990,250	2,629,569
Deferred income taxes	1,155,000	1,105,000
Other assets	108,080	112,080
Total Assets	$96,284,534	$88,940,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,721,567	$11,998,244
Accrued expenses	211,373	994,398
Current portion of long-term debt	1,694,480	887,380
Line of credit	17,600,000	16,100,000
Income tax payable	2,630,000	2,802,000
Deferred income taxes	125,000	125,000
Total current liabilities	33,982,420	32,907,022

Long-term debt, net of current portion	4,351,306	889,239
Deferred income taxes	660,000	660,000
Other liabilities	518,597	457,639

Total Liabilities	39,512,323	34,913,900

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, issued 7,007,719 and 7,079,638 shares, respectively, and
outstanding 7,007,719 and 6,946,381 shares, respectively	7,008	7,080
Additional paid-in capital	35,058,081	35,346,273
Retained earnings	21,754,172	19,834,852
Accumulated other comprehensive loss	(47,050)	(21,772)
Treasury stock, 0 and 133,257 shares, respectively (at cost)	----	(1,140,226)
Total Shareholders’ Equity	56,772,211	54,026,207
Total Liabilities and Shareholders’ Equity	$96,284,534	$88,940,107
See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended March 31,

	2012	2011
(Unaudited) (Unaudited)

Revenue	$19,721,095	$16,009,608
Cost of sales	14,756,709	12,159,504

Gross profit	4,964,386	3,850,104
Selling, general and administrative expenses	2,104,881	1,800,422
Income from operations	2,859,505	2,049,682
Interest expense	149,185	37,632
Income before provision for
income taxes	2,710,320	2,012,050

Provision for income taxes	791,000	644,000
Net income	1,919,320	1,368,050

Other comprehensive income (loss), net of tax
Change in unrealized loss – interest rate swap	(25,278)	7,736

Comprehensive Income	$1,894,042	$1,375,786

Income per common share – basic	$0.28	$0.20

Income per common share – diluted	$0.27	$0.19

Shares used in computing income per common share:
Basic	6,952,910	6,795,229
Diluted	7,228,061	7,193,073

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance at January 1, 2011	6,911,570	$6,912	$33,272,237	$12,417,924		$(981,226)	$(45,404)	$44,670,443
Net Income	----	----	----	1,368,050		----	----	1,368,050
Change in unrealized loss from interest rate swap	----	----	----	----		----	7,736	7,736

Common stock issued upon exercise of options	35,000	35	278,215	----		----	----	278,250
Stock compensation expense	----	----	286,806	----		----	----	286,806
Treasury stock acquired	----	----	----	----		(159,000)	----	(159,000)
Balance at March 31,2011	6,946,570	$6,947	$33,837,258	$13,785,974		$(1,140,226)	$(37,668)	$46,452,285

Balance at January 1, 2012	7,079,638	$7,080	$35,346,273	$19,834,852		$(1,140,226)	$(21,772)	$54,026,207
Net Income	----	----	----	1,919,320		----	----	1,919,320
Change in unrealized loss from interest rate swap	----	----	----	----		----	(25,278)	(25,278)

Common stock issued upon exercise of options	46,078	46	240,969	----		----	----	241,015
Common stock issued as bonus	15,260	15	228,275	----		----	----	228,290
Stock compensation expense	----	----	382,657	----		----	----	382,657
Treasury stock retired	(133,257)	(133)	(1,140,093)	----		1,140,226	----	----
Balance at March 31, 2012	7,007,719	$$7,008	$35,058,081	$21,754,172	$	----	$(47,050)	$56,772,211

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,	2012	2011
(Unaudited)

Cash flows from operating activities:
Net income	$1,919,320	$1,368,050
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	145,126	97,722
Deferred rent	22,680	(4,469)
Stock compensation	382,657	286,806

Deferred income taxes	(37,000)	(2,000)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,923,618)	1,437,376
Increase in costs and estimated earnings in excess of billings on
uncompleted contracts	(3,573,624)	(8,133,868)
Decrease in prepaid expenses and other assets	215,874	90,377
(Decrease) Increase in accounts payable and accrued expenses	(831,412)	1,222,951
(Decrease) increase in income taxes payable	(172,000)	466,000

Net cash used in operating activities	(5,851,997)	(3,171,055)
Cash used in investing activities - purchase of plant and equipment	(505,807)	(205,934)
Cash flows from financing activities:
Payments on long-term debt	(230,833)	(180,447)
Proceeds from long-term debt	4,500,000	----
Proceeds from line of credit	1,500,000	2,900,000
Proceeds from exercise of stock options	241,015	119,250
Net cash provided by financing activities	6,010,182	2,838,803

Net decrease in cash	(347,622)	(538,186)
Cash at beginning of period	878,200	823,376

Cash at end of period	$530,578	$285,190
Supplemental disclosures of cash flow information:

Non cash investing and financing activities:

Equipment acquired under capital lease		$185,722
Common stock issued for bonuses	$228,290	----

Cash paid during the period for:
Interest	$272,113	$40,592

Income taxes	$1,000,000	$180,000

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.           INTERIM FINANCIAL STATEMENTS

The condensed financial statements of CPI Aerostructures, Inc. (the “Company”) as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The condensed balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by the SEC. Such adjustments are of a normal, recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

On January 1, 2012, the Company adopted the provisions of Accounting Standards Codification 220, “Comprehensive Income.”  The new guidance requires the Company to present Comprehensive Income either on one continuous Statement of Income and Comprehensive Income, or on a separate Statement of Comprehensive income.  The new guidance does not change the computation of Net Income or Comprehensive Income.

2. STOCK-BASED COMPENSATION

The Company accounts for compensation expense associated with stock options based on the fair value of the options on the date of grant.

The Company’s net income for the three months ended March 31, 2012 includes approximately $383,000 of non-cash compensation expense related to the Company’s stock options.  The Company’s net income for the three months ended March 31, 2011 includes approximately $287,000 of non-cash compensation expense related to the Company’s stock options.  The non-cash compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model.  The following weighted-average assumptions were used for the options granted during the three months ended March 31, 2012 and 2011:

	2012	2011
Risk-free interest rate	0.9%	2.0%

Expected volatility	102%	101%

Dividend yield	0%	0%
Expected option term	5 years	5 years

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the status of the Company’s stock option plans as of March 31, 2012 and changes during the three months ended March 31, 2012 is as follows:

		Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
	Options
Outstanding
at beginning of period	695,000	$6.68
Granted	40,517	11.87
Exercised	(55,000)	6.91
Outstanding and expected to vest,
at end of period	680,517	$8.65	2.74	$4,252,993
Vested
at end of period	665,517	$8.70	2.49	$4,128,943

As of March 31, 2012, all compensation cost related to non-vested stock option awards has been recognized.

Options to acquire 40,517 shares of common stock were granted on January 1, 2012 to members of our board of directors as part of their normal compensation.

During the three months ended March 31, 2012, 20,000 stock options were exercised for cash resulting in proceeds to the Company of $138,200.  During the same period an additional 10,000 options were exercised, pursuant to provisions of the stock option plan, where the Company received no cash and 4,589 shares of its common stock in exchange for the 10,000 shares issued in the exercise.  The 4,589 shares that the Company received were valued at $69,095, the fair market value of the shares on the date of exercise.  Lastly, an additional 25,000 options were exercised, pursuant to provisions of the stock option plan, for a combination of cash and common shares.  The Company received $102,815 in cash and 4,333 shares in exchange for the 25,000 shares issued in this exercise.  The 4,333 shares that the Company received were valued at $69,930, the fair market value of the shares on the date of exercise.

The intrinsic value of all options exercised during the three months ended March 31, 2012 and 2011 was approximately $451,450 and $208,700, respectively.

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

In October 2008 and March 2012, the Company entered into interest rate swaps with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt.  The notional amount, maturity date, and currency of these contracts match those of the underlying debt.  The Company has designated these interest rate swap contracts as cash flow hedges.  The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item.  No material ineffectiveness was recognized in the quarter ended March 31, 2012.  As of March 31, 2012 and December 31, 2011, we had a net deferred loss associated with cash flow hedges of approximately $71,000 and $33,000, respectively, due to the interest rate swap which has been included in Other Liabilities.

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

Fair Value

At March 31, 2012 and December 31, 2011, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	March 31, 2012
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$23,645,786	$23,645,786

	December 31, 2011
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$17,876,619	$17,876,619

We estimated the fair value of debt using market quotes and calculations based on market rates.

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the fair values of those financial liabilities measured on a recurring basis as of March 31, 2012 and December 31, 2011:

		Fair Value Measurements March 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$ 71,288	--	$ 71,288	--
Total	$ 71,288	--	$ 71,288	--

		Fair Value Measurements December 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$32,988	--	$32,988	--
Total	$32,988	--	$32,988	--

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

As of March 31, 2012 and December 31, 2011, $71,288 and $32,988, respectively, was included in Other Liabilities related to the fair value of the Company’s interest rate swap, and $47,050 and $21,772, respectively, net of tax of $24,238 and $11,216, was included in Accumulated Other Comprehensive Loss.

The change in unrealized loss from the Company’s interest rate swaps of $(25,278) and $7,736 is included in other comprehensive income for the three months ended March 31, 2012 and 2011, respectively.

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	March 31, 2012
	U.S
	Government	Commercial	Total

Costs incurred on uncompleted
Contracts	$189,076,054	$28,167,371	$217,243,425
Estimated earnings	60,938,883	17,020,641	77,959,524
Sub-total	250,014,937	45,188,012	295,202,949
Less billings to date	184,277,184	28,341,779	212,618,963
Costs and estimated earnings
in excess of billings on
uncompleted contracts	$65,737,753	$16,846,233	$82,583,986

	December 31, 2011
	U.S.
	Government	Commercial	Total
Costs incurred on uncompleted
contracts	$162,233,699	$24,713,310	$186,947,009
Estimated earnings	72,883,505	15,029,802	87,913,307
Sub-total	235,117,204	39,743,112	274,860,316
Less billings to date	171,694,325	24,155,629	195,849,954
Costs and estimated earnings in excess of billings on uncompleted contracts	$63,422,879	$15,587,483	$79,010,362

U.S. Government Contracts includes contracts directly with the U.S. Government and Government subcontracts.

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the three months ended March 31, 2012 and 2011, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $600,000 and $1,200,000, respectively, from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in prior years.

Although management believes it has established adequate procedures for estimating costs to complete on uncompleted open contracts, it is possible that additional significant costs could occur on contracts prior to completion.

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
5.	INCOME PER COMMON SHARE

Basic income per common share is computed using the weighted average number of shares outstanding.  Diluted income per common share for the three month period ended March 31, 2012 and 2011 is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.  Incremental shares of 625,517 were used in the calculation of diluted income per common share in the three month period ended March 31, 2012. Incremental shares of 55,000 were not included in the diluted earnings per share calculations for the three month period ended March 31, 2012 as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.  Incremental shares of 397,844 were used in the calculation of diluted income per common share in the three months ended March 31, 2011. All incremental shares were included in the diluted earnings per share calculations for the three months ended March 31, 2011.

6.	LINE OF CREDIT

 In August 2007, we entered into a revolving credit facility with Sovereign Bank (the “Sovereign Revolving Facility”), secured by all of our assets.

On May 26, 2010, the Company and Sovereign Bank entered into a third amendment to the Sovereign Revolving Facility increasing the existing revolving credit facility under the Credit Agreement (the “Credit Agreement”) from an aggregate of $3.5 million to an aggregate of $4.0 million and extending the term of the revolving credit facility from August 2011 to August 2013.  In addition, the interest rate on borrowings under the revolving credit facility was decreased to (i) the greater of 3.75% or 3.25% in excess of the LIBOR Rate or (ii) the greater of 3.75% or 0.50% in excess of Sovereign Bank’s prime rate, as elected by the Company in accordance with the Credit Agreement.

On May 10, 2011, the Company entered into a fifth amendment to its credit agreement with Sovereign Bank, increasing the existing revolving credit facility from an aggregate of $4.0 million to an aggregate of $10.0 million and extending the term from August 2013 to August 2014.  In addition, the interest rate of borrowings under the revolving credit facility will no longer be subject to a minimum rate of 3.75%.

On September 1, 2011, the Company entered into a sixth amendment to its credit agreement with Sovereign Bank, dated as of August 13, 2007, as amended as of October 22, 2008, July 7, 2009, May 21, 2010, March 14, 2011 and May 10, 2011,  providing for a $3.0 million increase until November 30, 2011 of the existing revolving credit facility under the Credit Agreement, from an aggregate of $10.0 million to an aggregate of $13.0 million.

On November 29, 2011, the Company entered into a seventh amendment to its credit agreement with Sovereign Bank, which increased the revolving credit facility under the Credit Agreement from an aggregate of $13.0 million to an aggregate of $18.0 million and extended the term of earlier terminating revolving credit loans to August 2014.  The Amendment also provides for a reduction in the interest rate of borrowings under the revolving credit facility to 2.75% in excess of the LIBOR rate or Sovereign Bank’s prime rate, as elected by the Company in accordance with the Credit Agreement, a reduction in the commitment fee to a rate of 0.4% per annum on the average daily unused portion of the revolving credit commitment, commencing December 31, 2011 and the addition of a covenant to the Credit Agreement requiring that the Company maintain a ratio of Unsubordinated Liabilities to Capital Base, as such terms are defined in the Credit Agreement.

As of March 31, 2012, the Company was in compliance with all of the financial covenants, as amended, contained in the Credit Agreement and $17.6 million was outstanding under the Sovereign Revolving Facility.

7.           LONG-TERM DEBT

On October 22, 2008, the Company obtained a $3.0 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility”). The Sovereign Term Facility bears interest at LIBOR (0.22% at March 31, 2012) plus 2.5% and is secured by all of the assets of the Company.

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

On March 9, 2012, the Company entered into an eighth amendment to its credit agreement with Sovereign Bank, which Amendment provides for an additional term loan from the Sovereign in the principal amount of $4.5 million to be amortized over five years (the “Sovereign Term Facility 2”).  The Sovereign Term Facility 2 shall be used by the Company to purchase tooling and equipment in connection with certain contracts.  The Sovereign Term Facility 2 is subject to the same acceleration provision as the Revolving Credit Loans and the Sovereign Term Facility, which provision allows  Sovereign, at its option, to declare all Loans and other outstanding amounts under the Credit Agreement as due and payable upon the occurrence of any Event of Default.  The Amendment also requires a prepayment of the Sovereign Term Facility 2 upon the Company’s receipt of a termination or cancellation payment in connection with the Designated Contracts in an amount equal to the lesser of 50% of such payment or the outstanding principal balance of the Sovereign Term Facility 2.

Pursuant to the terms of the ISDA 2002 Master Agreement and Schedule between Sovereign and the Company, dated October 22, 2008, the Company also entered into a five-year interest rate swap agreement in the notional amount of $4.5 million.  Under the Interest Rate Swap, the Company pays an amount to  Sovereign representing interest on the notional amount at a fixed rate of 4.11% and receives an amount from Sovereign representing interest on the notional amount at a rate equal to the one month LIBOR rate plus 300 basis points.  The effect of this Interest Rate Swap will be the Company paying a fixed interest rate of 4.11% over the term of the Sovereign Term Facility 2.

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The maturities of long-term debt are as follows:

Twelve months ending March 31,
2013	1,694,480
2014	1,418,585
2015	884,479
2016	887,175
2017 Thereafter	861,067 300,000
$6,045,786

In addition to the Sovereign Term Facilities, included in long-term debt are capital leases and notes payable of $545,786, including a current portion of $254,480.

8.           MAJOR CUSTOMERS

During the three months ended March 31, 2012 and 2011, 10% and 8%, respectively, of revenue was directly from the U.S. Government. In addition, during the three months ended March 31, 2012, the Company’s three largest commercial customers accounted for 38%, 20% and 15% of revenue, respectively.  During the three months ended March 31, 2011, the Company’s three largest commercial customers accounted for 35%, 34% and 11% of revenue, respectively.

At March 31, 2012 and December 31, 2011, 6.1% and 7.5% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts, respectively, were from the U.S. Government.

At March 31, 2012, 41%, 20,%, 16% and 12% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from the Company's four largest commercial customers.  At December 31, 2011, 40%, 21,%, 15% and 13% of Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from the Company's four largest commercial customers.

9.           SUBSEQUENT EVENT

On April 30, 2012, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commisssion. Under the shelf registration statement, when declared effective by the SEC, the Company may offer and sell from time to time in the future, in one or more public offerings, up to $20 million of common stock, preferred stock, debt securities, warrants or units, or any combination thereof.

CPI AEROSTRUCTURES, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Condensed Financial Statements and notes thereto contained in this report.

Forward Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The risks are included in Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2011 and Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.  We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Marketing and New Business

From the beginning of the current fiscal year through May 4, 2012, we received approximately $32.2 million of new contract awards, which included approximately $0.2 million of government prime contract awards, approximately $31.4 million of government subcontract awards and approximately $0.6 million of commercial subcontract awards, compared to a total of $46.8 million of new contract awards, of all types, in the same period last year.

Included in new contract awards are:

•	A $12.7 million purchase order from Boeing for assemblies on the A-10 aircraft.

•
A $10.7 million order from Goodrich Corporation for the supply of structural aerospace assemblies.  In addition, we will have, for the first time in our history, design authority for design modifications to the structure it is manufacturing.

We have approximately $952 million in formalized bids outstanding as of May 4, 2012 and continue to make bids on contracts on a weekly basis. Unawarded solicitations include two bids totaling approximately $647 million to an international aerospace company for work on the Boeing 787. While we cannot predict the probability of obtaining or the timing of awards, some of these outstanding proposals are significant in amount.

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

CPI AEROSTRUCTURES, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

Revenue

Revenue for the three months ended March 31, 2012 was $19,721,095 compared to $16,009,608 for the same period last year, representing an increase of $3,711,487 or 23%.

We generate revenue from government contracts for which we act as a prime contractor or as a subcontractor as well as from commercial contracts. Revenue generated from prime government contracts for the three months ended March 31, 2012 was $1,899,397 compared to $1,341,460 for the three months ended March 31, 2011, an increase of $557,937 or 41.6%. Revenue generated from government subcontracts for the three months ended March 31, 2012 was $12,376,798 compared to $12,793,580 for the three months ended March 31, 2011, a decrease of $416,782 or 3.3%.  Revenue generated from commercial contracts was $5,444,900 for the three months ended March 31, 2012 compared to $1,874,568 for the three months ended March 31, 2011, an increase of $3,570,332 or 190.5%.

The majority of the increase in revenue was related to increases in production of leading edges for the Gulfstream G650.

Inflation historically has not had a material effect on our operations.

Gross Profit

Gross profit for the three months ended March 31, 2012 was $4,964,386 compared to $3,850,104 for the three months ended March 31, 2011, an increase of $1,114,282. As a percentage of revenue, gross profit for the three months ended March 31, 2012 was 25.2% compared to 24.0% for the same period last year. Our gross margin of 25.2% for the three months ended March 31, 2012 was in line with our expected gross margin percentage range of 25%-27%.

We expect our gross margin for the full year to fall within our expected range of 25%-27%.

CPI AEROSTRUCTURES, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2012 were $2,104,881 compared to $1,800,422 for the three months ended March 31, 2011, an increase of $304,459, or 16.9%.    The increase is primarily due to a $128,000 increase in public fees, which was the result of our changing our policy of issuing options to most of our board of directors in the second quarter of the year.  In 2012, we issued all options to our board of directors on the first business day of the year, which will result in lower expense over the entire year.  In addition we had an increase in accounting and legal fees of $117,000.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended March 31, 2012 was $2,710,320 compared to $2,012,050 for the same period last year, an increase of $698,270.

Provision for Income Taxes

Provision for income taxes was $791,000 for the three months ended March 31, 2012, or 29% of pre-tax income, compared to $644,000 or 32% of pre-tax income for the three months ended March 31, 2011.  The provision for income taxes as a percentage of pre-tax income decreased because in 2011, the Company began taking a deduction for domestic production activity which results in approximately a 2%-3% tax savings.  This deduction, however, was not estimated until the second quarter of 2011, so it was not taken in the quarter ended March 31, 2011.

CPI AEROSTRUCTURES, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Net Income

Net income for the three months ended March 31, 2012 was $1,919,320, or $0.28 per basic share, compared to net income of $1,368,050, or $0.20 per basic share, for the same period last year.  Diluted income per share for the three months ended March 31, 2012 was $0.27, calculated utilizing 7,228,061 average shares outstanding.

Liquidity and Capital Resources

General

At March 31, 2012, we had working capital of $58,048,784 compared to $52,186,436 at December 31, 2011, an increase of $5,862,348, or 11.2%.

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

Because the POC method of accounting requires us to use estimates in determining revenue, costs and profits and in assigning the amounts to accounting periods, there can be a significant disparity between earnings (both for accounting and tax purposes) as reported and actual cash that we receive during any reporting period.  Accordingly, it is possible that we may have a shortfall in our cash flow and may need to borrow money, or to raise additional capital, until the reported earnings materialize into actual cash receipts.

At March 31, 2012, we had a cash balance of $530,578 compared to $878,200 at December 31, 2011.

Our costs and estimated earnings in excess of billings increased by approximately $3.6 million during the three months ended March 31, 2012.  The Boeing A-10 contract accounted for approximately $2.3 million of this increase.  Although this contract does provide for milestone billings, the Company has been limited in its ability to invoice Boeing because of the lack of performance by certain vendors.  This has resulted in us not achieving certain milestone billing events.  Additionally, the contract provides that we can’t bill Boeing for approved changes to first articles until such time as the government approves the entire A-10 wing.  We have submitted all first articles on this program and are awaiting government approval of Boeing’s complete submission.  Lastly, a significant amount of production has been completed, however such items can’t be shipped and invoiced, as we are awaiting a minor Boeing configuration change.

Because of our high growth rate, in order to perform on new programs, such as the recently announced Goodrich and Embraer programs, we may be required to expend up-front costs that may have to be amortized over a portion of production units.  In the case of significant program delays and/or program cancellations, we could be required to bear impairment charges which may be material, for costs that are not recoverable.  Such charges and the loss of up-front costs could have a material impact on our liquidity.

We continue to work to obtain better payment terms with our customers, including accelerated progress payment arrangements, as well as exploring alternative funding sources.

CPI AEROSTRUCTURES, INC.

Item2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Facilities

Line of Credit

In August 2007, we entered into a revolving credit facility with Sovereign Bank (the “Sovereign Revolving Facility”), secured by all of our assets.

On May 26, 2010, the Company entered into a third amendment to its credit agreement with Sovereign Bank increasing the existing revolving credit facility under the Credit Agreement (the “Credit Agreement”) from an aggregate of $3.5 to an aggregate of $4.0 and extending the term of the revolving credit facility from August 2011 to August 2013.  In addition, the interest rate on borrowings under the revolving credit facility was decreased to (i) the greater of 3.75% or 3.25% in excess of the LIBOR Rate or (ii) the greater of 3.75% or 0.50% in excess of Sovereign Bank’s prime rate, as elected by the Company in accordance with the Credit Agreement.

On May 10, 2011, the Company entered into a fifth amendment to its credit agreement with Sovereign Bank, increasing the existing revolving credit facility from an aggregate of $4.0 million to an aggregate of $10.0 million and extending the term from August 2013 to August 2014.  In addition, the interest rate of borrowings under the revolving credit facility will no longer be subject to a minimum rate of 3.75%.

On September 1, 2011, the Company entered into a sixth amendment to its credit agreement with Sovereign Bank, dated as of August 13, 2007, as amended as of October 22, 2008, July 7, 2009, May 21, 2010, March 14, 2011 and May 10, 2011, providing for a $3.0 million increase until November 30, 2011 of the existing revolving credit facility under the Credit Agreement, from an aggregate of $10.0 million to an aggregate of $13.0 million.

On November 29, 2011, the Company entered into a seventh amendment to the Sovereign Revolving Facility which increased the existing revolving credit facility from an aggregate of $13.0 million to an aggregate of $18.0 million and extended the term of earlier terminating revolving credit loans to August 2014.  The Amendment also provides for a reduction in the interest rate of borrowings under the revolving credit facility to 2.75% in excess of the LIBOR rate or Sovereign Bank’s prime rate, as elected by the Company in accordance with the Credit Agreement, a reduction in the commitment fee to a rate of 0.4% per annum on the average daily unused portion of the revolving credit commitment, commencing December 31, 2011 and the addition of a covenant to the Credit Agreement requiring that the Company maintain a ratio of Unsubordinated Liabilities to Capital Base, as such terms are defined in the Credit Agreement.

As of March 31, 2012, we were in compliance with all of the financial covenants contained in the Credit Agreement, as amended, and $17.6 million was outstanding under the Sovereign Revolving Facility.

Term Loan

On October 22, 2008, we obtained a $3.0 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility”).  The Sovereign Term Facility bears interest at LIBOR plus 2.5% and is secured by all of our assets.

The terms and conditions of the Sovereign Revolving Facility are applicable to the Sovereign Term Facility.

Additionally, the Company and Sovereign Bank entered into a five-year interest rate swap agreement, in the notional amount of $3.0 million.  Under the interest rate swap, the Company pays an amount to Sovereign Bank representing interest on the notional amount of 5.8% and receives an amount from Sovereign representing interest on the notional amount at a rate equal to the one-month LIBOR plus 2.5%. The effect of this interest rate swap will be the Company paying a fixed interest rate of 5.8% over the term of the Sovereign Term Facility.

On March 9, 2012, the Company entered into an eighth amendment to its credit agreement with Sovereign Bank which provides for an additional term loan from the Sovereign in the principal amount of $4.5 to be amortized over five years (the “Sovereign Term Facility 2”).  The Sovereign Term Facility 2 shall be used by the Company to purchase tooling and equipment in connection with certain contracts.  The Sovereign Term Facility 2 is subject to the same acceleration provision as the Revolving Credit Loans and Sovereign Term Facility, which provision allows the Sovereign, at its option, to declare all Loans and other outstanding amounts under the Credit Agreement as due and payable upon the occurrence of any Event of Default.  The Amendment also requires a prepayment of the Sovereign Term Facility 2 upon the Company’s receipt of a termination or cancellation payment in connection with the Designated Contracts in an amount equal to the lesser of 50% of such payment or the outstanding principal balance of the Sovereign Term Facility 2.

Pursuant to the terms of the ISDA 2002 Master Agreement and Schedule between Sovereign and the Company, dated October 22, 2008, the Company also entered into a five-year interest rate swap agreement in the notional amount of $4.5.  Under the Interest Rate Swap, the Company pays an amount to the Sovereign representing interest on the notional amount at a fixed rate of 4.11% and receives an amount from Sovereign representing interest on the notional amount at a rate equal to the one month LIBOR rate plus 300 basis points.  The effect of this Interest Rate Swap will be the Company paying a fixed interest rate of 4.11% over the term of the Sovereign Term Facility 2.

Contractual Obligations

For information concerning our contractual obligations, see “Contractual Obligations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2011

CPI AEROSTRUCTURES, INC.

Item 3 – Quantitative and Qualitative Disclosure About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows.  We are exposed to market risk primarily due to fluctuations in the interest rates. We do not utilize any particular strategy or instruments to manage our interest rate risk.

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

Based on an evaluation of the Company’s disclosure controls and procedures as of March 31, 2012 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

CPI AEROSTRUCTURES, INC.

Part II:  Other Information

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered sales of our equity securities for the three months ended March 31, 2012.  The following table sets forth information for the three months ended March 31, 2012 with respect to repurchases of our outstanding common stock:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2012 – January 31, 2012	—	—	—	—
February 1, 2012 – February 29, 2012	—	—	—	—
March 1, 2012 – March 31, 2012	8,922	15.32	—	—
Total	8,922	15.32	—	—

(1)
Represents shares that were delivered to the Company pursuant to provisions of stock option agreements and the Performance Equity Plan 2009, which permit payment of the exercise price of options in shares of common stock delivered to the Company.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Discosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit 10.1	Eighth Amendment to Credit Agreement, dated as of March 9, 2012 by and between CPI Aerostructures, Inc. and Sovereign Bank, N.A. (1)
Exhibit 31.1	Section 302 Certification by Chief Executive Officer and President
Exhibit 31.2	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
Exhibit 32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
Exhibit 101
The following financial information from CPI Aerostructures, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed  Statements of Income and Comprehensive Income, (iii) the Condensed Statements  of Shareholders Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to the Condensed Financial Statements

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated March 12, 2012 and incorporated herein by reference.

CPI AEROSTRUCTURES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: May 9, 2012	By.	/s/ Edward J. Fred
Edward J. Fred
Chief Executive Officer and President

Dated: May 9, 2012	By.	/s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer (Principal Accounting Officer)