Form 10-Q
period 2012-07-25
CPI AEROSTRUCTURES INC
filed 2012-08-09
CIK 889348

CPI AEROSTRUCTURES, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period	Commission File Number 1-11398
ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⁭ No ☒
As of August 6, 2012, the number of shares of common stock, par value $.001 per share, outstanding was 8,353,469.

CPI AEROSTRUCTURES, INC.

INDEX

Part I - Financial Information

CPI AEROSTRUCTURES, INC.

Part I - Financial Information

Item 1 – Financial Statements
CONDENSED BALANCE SHEETS
June 30,	December 31,
2012	2011
(Unaudited)	(Note 1)

ASSETS
Current Assets:
Cash	$3,604,047	$878,200
Accounts receivable, net	8,719,108	4,285,570
Costs and estimated earnings in excess of billings on uncompleted
contracts	88,717,666	79,010,362
Deferred income taxes	257,000	257,000
Prepaid expenses and other current assets	681,595	662,326

Total current assets	101,979,416	85,093,458

Plant and equipment, net	3,079,313	2,629,569
Deferred income taxes	1,162,000	1,105,000
Other assets	108,080	112,080
Total Assets	$106,328,809	$88,940,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,211,509	$11,998,244
Accrued expenses	225,358	994,398
Current portion of long-term debt	1,749,487	887,380
Line of credit	14,600,000	16,100,000
Income tax payable	3,653,070	2,802,000
Deferred income taxes	125,000	125,000
Total current liabilities	29,564,424	32,907,022

Long-term debt, net of current portion	4,000,716	889,239
Deferred income taxes	660,000	660,000
Other liabilities	551,418	457,639

Total Liabilities	34,776,558	34,913,900

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, issued 8,157,719 and 7,079,638 shares, respectively, and
outstanding 8,157,719 and 6,946,381 shares, respectively	8,158	7,080
Additional paid-in capital	47,148,011	35,346,273
Retained earnings	24,450,190	19,834,852
Accumulated other comprehensive loss	(54,108)	(21,772)
Treasury stock, 0 and 133,257 shares, respectively (at cost)	----	(1,140,226)
Total Shareholders’ Equity	71,552,251	54,026,207
Total Liabilities and Shareholders’ Equity	$106,328,809	$88,940,107
See Notes to Condensed Financial Statements

3

CPI AEROSTRUCTURES, INC.

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended		For the Six Months Ended
June 30,		June 30,
2012	2011	2012	2011
(Unaudited)		(Unaudited)

Revenue	$20,854,627	$17,426,223	$40,575,722	$33,435,831
Cost of sales	15,085,983	13,181,422	29,842,692	25,340,926

Gross profit	5,768,644	4,244,801	10,733,030	8,094,905
Selling, general and administrative expenses	1,570,231	2,082,464	3,675,112	3,882,887
Income from operations	4,198,413	2,162,337	7,057,918	4,212,018
Interest expense	174,394	67,521	323,580	105,153
Income before provision for
income taxes	4,024,019	2,094,816	6,734,338	4,106,865

Provision for income taxes	1,328,000	524,000	2,119,000	1,168,000
Net income Other comprehensive income (loss), net of tax Change in unrealized gain (loss)- interest rate swap Comprehensive income	2,696,019 (7,058) $2,688,961	1,570,816 3,552 $1,574,368	4,615,338 (32,336) $4,583,002	2,938,865 11,268 $2,950,133

Income per common share – basic	$0.37	$0.23	$0.65	$0.43

Income per common share – diluted	$0.36	$0.22	$0.63	$0.41

Shares used in computing income per common share:
Basic	7,222,554	6,847,357	7,087,732	6,821,437
Diluted	7,414,273	7,148,591	7,280,294	7,124,603

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance at January 1, 2011	6,911,570	$6,912	$33,272,237	$12,417,924	$(981,226)	$(45,404)	$44,670,443
Net Income	----	----	----	2,938,865	----	----	2,938,865
Change in unrealized loss from interest rate swap	----	----	----	----	----	11,268	11,268
Common stock issued upon exercise of options	137,000	137	410,813	----	----	----	410,950
Stock compensation expense Tax benefit from stock option plans	---- ----	---- ----	942,226 438,000	---- ----	----	----	942,226 438,000
Treasury stock acquired	----	----	----	----	(159,000)	----	(159,000)
Balance at June 30, 2011	7,048,570	$7,049	$35,063,276	$15,356,789	$(1,140,226)	$(34,136)	$49,252,752

Balance at January 1, 2012	7,079,638	$7,080	$35,346,273	$19,834,852	$(1,140,226)	$(21,772)	$54,026,207
Net Income	----	----	----	4,615,338	----	----	4,615,338
Change in unrealized loss from interest rate swap	----	----	----	----	----	(32,336)	(32,336)
Common stock issued in share offering Common stock issued upon exercise of options	1,000,000 196,078	1,000 196	11,106,580 1,224,319	----	----	----	11,107,580 1,224,515
Common stock issued as bonus	15,260	15	228,275	----	----	----	228,290
Stock compensation expense	----	----	382,657	----	----	----	382,657
Treasury stock retired	(133,257)	(133)	(1,140,093)	----	1,140,226	----	----
Balance at June 30, 2012	8,157,719	$8,158	$47,148,011	$24,450,190	$----	$(54,108)	$71,552,251

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,	2012	2011
(Unaudited)

Cash flows from operating activities:
Net Income	$4,615,338	$2,938,865
Adjustments to reconcile net income to net
Cash used in operating activities:
Depreciation and amortization	300,320	210,576
Deferred rent	45,532	(8,937)
Stock compensation	382,657	942,226
Deferred portion of provision for income taxes	(57,000)	(273,000)
Tax benefit of stock options	---	(438,000)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,433,538)	1,707,083
Increase in costs and estimated earnings in excess of billings on
uncompleted contracts	(9,707,304)	(13,716,055)
(Increase) decrease in prepaid expenses and other assets	642	117,844
Decrease in accounts payable and accrued expenses	(3,327,485)	(538)
Increase in income taxes payable	851,070	1,327,000

Net cash used in operating activities	(11,329,768)	(7,192,936)

Cash used in investing activities – purchase of plant and equipment	(673,472)	(261,021)

Cash flows from financing activities:
Payment on long-term debt	(603,008)	(389,644)
Proceeds from long-term debt	4,500,000	---
Proceeds from line of credit	1,500,000	7,000,000
Payments on line of credit	(3,000,000)	---
Proceeds from exercise of stock options	1,224,515	251,950
Proceeds from sale of common stock	11,107,580	---
Tax benefit of stock options	---	438,000

Net cash provided by financing activities	14,729,087	7,300,306

Net increase (decrease) in cash	2,725,847	(153,651)
Cash at beginning of period	878,200	823,376

Cash at end of period	$3,604,047	$669,725
Supplemental disclosures of cash flow information:

Non cash investing and financing activities:

Equipment acquired under capital lease	$76,592	$343,492
Common stock issued for bonuses	$228,290	---

Cash paid during the period for:
Interest	$606,352	$108,366
Income taxes	$1,400,000	$180,000

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.           INTERIM FINANCIAL STATEMENTS

The condensed financial statements of CPI Aerostructures, Inc. (the “Company”) as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

The Company maintains its cash in two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company's balances may exceed these limits. As of June 30, 2012, the Company had approximately $3,700,000 of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly credit worthy.

2.	STOCK-BASED COMPENSATION

The Company accounts for compensation expense associated with stock options based on the fair value of the options on the date of grant.

The Company’s net income for each of the three and six months ended June 30, 2012 includes approximately $383,000 of non-cash compensation expense related to the Company’s stock options.  The Company’s net income for the three and six months ended June 30, 2011 includes approximately $655,000 and $942,000, respectively, of noncash compensation expense related to the Company’s stock options.  The noncash compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model.  The following weighted-average assumptions were used for the options granted during the three and six months ended June 30, 2012 and 2011:

	2012	2011
Risk-free interest rate	0.9%	2.1%

Expected volatility	102%	101%

Dividend yield	0%	0%
Expected option term	5 years	5 years

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the status of the Company’s stock option plans as of June 30, 2012 and changes during the six months ended June 30, 2012 is as follows:

		Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
	Options
Outstanding
at beginning of period	695,000	$6.68
Granted	40,517	11.87
Exercised	(205,000)	6.65
Outstanding and vested
at end of period	530,517	$9.25	3.13	$1,285,746

Options to acquire 40,517 shares of common stock were granted on January 1, 2012 to members of our board of directors as part of their normal compensation.

During the six months ended June 30, 2012, 170,000 stock options were exercised for cash resulting in proceeds to the Company of $1,122,700.  During the same period an additional 10,000 options were exercised, pursuant to provisions of the stock option plan, where the Company received no cash and 4,589 shares of its common stock in exchange for the 10,000 shares issued in the exercise.  The 4,589 shares that the Company received were valued at $69,095, the fair market value of the shares on the date of exercise.  Lastly, an additional 25,000 options were exercised, pursuant to provisions of the stock option plan, for a combination of cash and common shares.  The Company received $102,815 in cash and 4,333 shares in exchange for the 25,000 shares issued in this exercise.  The 4,333 shares that the Company received were valued at $69,930, the fair market value of the shares on the date of exercise.

The intrinsic value of all options exercised during the six months ended June 30, 2012 and 2011 was approximately $1,252,950 and $1,514,000, respectively.

3.           DERIVATIVE INSTRUMENTS AND FAIR VALUE

Our use of derivative instruments has been to hedge interest rates. These derivative contracts are entered into with a financial institution.  We do not use derivative instruments for trading purposes and we have procedures in place to monitor and control their use.

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

In October 2008 and March 2012, the Company entered into interest rate swaps with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt.  The notional amount, maturity date, and currency of these contracts match those of the underlying debt.  The Company has designated these interest rate swap contracts as cash flow hedges.  The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item.  No material ineffectiveness was recognized in the quarter ended June 30, 2012.  As of June 30, 2012 and December 31, 2011, we had a net deferred loss associated with cash flow hedges of approximately $82,000 and $33,000, respectively, due to the interest rate swap which has been included in Other Liabilities.

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

Fair Value

At June 30, 2012 and December 31, 2011, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	June 30, 2012
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$20,350,203	$20,350,203

	December 31, 2011
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$17,876,619	$17,876,619

We estimated the fair value of debt using market quotes and calculations based on market rates.

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the fair values of those financial liabilities measured on a recurring basis as of June 30, 2012 and December 31, 2011:

		Fair Value Measurements June 30, 2012
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$ 81,982	--	$ 81,982	--
Total	$ 81,982	--	$ 81,982	--

		Fair Value Measurements December 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$32,988	--	$32,988	--
Total	$32,988	--	$32,988	--

The fair value of the Company’s interest rate swaps was determined by comparing the fixed rate set at the inception of the transaction to the “replacement swap rate,” which represents the market rate for an offsetting interest rate swap with the same notional amounts and final maturity date.  The market value is then determined by calculating the present value interest differential between the contractual swap and the replacement swap.

As of June 30, 2012 and December 31, 2011, $81,982 and $32,988, respectively, was included in Other Liabilities related to the fair value of the Company’s interest rate swap, and $54,108 and $21,772, respectively, net of tax of $27,874 and $11,216, was included in Accumulated Other Comprehensive Loss.

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

4.     COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	June 30, 2012
	U.S
	Government	Commercial	Total

Costs incurred on uncompleted
Contracts	$189,660,656	$32,650,144	$222,310,800
Estimated earnings	76,045,372	18,808,566	94,853,938
Sub-total	265,706,028	51,458,710	317,164,738
Less billings to date	194,687,800	33,759,272	228,447,072
Costs and estimated earnings
in excess of billings on
uncompleted contracts	$71,018,228	$17,699,438	$88,717,666

	December 31, 2011
	U.S.
	Government	Commercial	Total
Costs incurred on uncompleted
contracts	$162,233,699	$24,713,310	$186,947,009
Estimated earnings	72,883,505	15,029,802	87,913,307
Sub-total	235,117,204	39,743,112	274,860,316
Less billings to date	171,694,325	24,155,629	195,849,954
Costs and estimated earnings in excess of billings on uncompleted contracts	$63,422,879	$15,587,483	$79,010,362

U.S. Government Contracts includes contracts directly with the U.S. Government and Government subcontracts.

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the six months ended June 30, 2012 and 2011, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $528,000 and $1,800,000, respectively, from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in prior years.

Although management believes it has established adequate procedures for estimating costs to complete on uncompleted open contracts, it is possible that additional significant costs could occur on contracts prior to completion.

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
5.	INCOME PER COMMON SHARE

Basic income per common share is computed using the weighted average number of shares outstanding.  Diluted income per common share for the three and six month period ended June 30, 2012 and 2011 is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.  Incremental shares of 475,517 were used in the calculation of diluted income per common share in both the three and six month period ended June 30, 2012. Incremental shares of 55,000 were not included in the diluted earnings per share calculations for both the three and six month period ended June 30, 2012 as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.  Incremental shares of 643,333 and 668,333 were used in the calculation of diluted income per common share in the three and six months ended June 30, 2011, respectively. Incremental shares of 80,000 and 55,000 were not included in the diluted earnings per share calculations for the three and six month period ended June 30, 2011, respectively, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercise for the diluted earnings per share calculation, as they would be anti-dilutive.

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

On September 1, 2011, the Company entered into a sixth amendment to its credit agreement with Sovereign Bank, providing for a $3.0 million increase until November 30, 2011 of the existing revolving credit facility under the Credit Agreement, from an aggregate of $10.0 million to an aggregate of $13.0 million.

CPI AEROSTRUCTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

As of June 30, 2012, the Company was in compliance with all of the financial covenants, as amended, contained in the Credit Agreement and $14.6 million was outstanding under the Sovereign Revolving Facility.

7.           LONG-TERM DEBT

On October 22, 2008, the Company obtained a $3.0 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility”). The Sovereign Term Facility bears interest at LIBOR (0.273875% at June 30, 2012) plus 2.5% and is secured by all of the assets of the Company.

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

On March 9, 2012, the Company entered into an eighth amendment to its credit agreement with Sovereign Bank, which Amendment provides for an additional term loan from Sovereign in the principal amount of $4.5 million to be amortized over five years (the “Sovereign Term Facility 2”).  The Sovereign Term Facility 2 shall be used by the Company to purchase tooling and equipment in connection with certain contracts.  The Sovereign Term Facility 2 is subject to the same acceleration provision as the Revolving Credit Loans and the Sovereign Term Facility, which provision allows Sovereign, at its option, to declare all Loans and other outstanding amounts under the Credit Agreement as due and payable upon the occurrence of any Event of Default.  The Amendment also requires a prepayment of the Sovereign Term Facility 2 upon the Company’s receipt of a termination or cancellation payment in connection with the Designated Contracts in an amount equal to the lesser of 50% of such payment or the outstanding principal balance of the Sovereign Term Facility 2.

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

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The maturities of long-term debt are as follows:

Twelve months ending June 30,
2013	$1,749,487
2014	1,318,623
2015	967,650
2016	955,313
2017	759,130
$5,750,203

In addition to the Sovereign Term Facilities, included in long-term debt are capital leases and notes payable of $550,203, including a current portion of $249,487.

8.           MAJOR CUSTOMERS

During each of the six months ended June 30, 2012 and 2011, 9%  of revenue was directly from the U.S. Government. In addition, during the six months ended June 30, 2012, the Company’s three largest commercial customers accounted for 38%, 19% and 15% of revenue, respectively.  During the six months ended June 30, 2011, the Company’s three largest commercial customers accounted for 33%, 33% and 11% of revenue, respectively.

At June 30, 2012 and December 31, 2011, 5.5% and 7.5% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts, respectively, were from the U.S. Government.

At June 30, 2012, 41%, 25,%, 15% and 10% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from four largest commercial customers.  At December 31, 2011, 40%, 21,%, 15% and 13% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from the Company’s four largest commercial customers.

At June 30, 2012, 31%,  20%, 16%, 14% and 11% of our accounts receivable were from our five largest commercial customers.  At December 31, 2011, 36%, 34%, and 12% of accounts receivable were from our three largest commercial customers.

9.               EQUITY

On June 13, 2012, the Company sold 1,000,000 shares of common stock at a sales price of $12 per share, upon the closing of an underwritten stock offering.  Roth Capital Partner, LLC acted as representative of the several underwriters (the “Underwriters”).  The gross proceeds of the offering were $12 million and net proceeds, after deducting the Underwriters’ fees and estimated offering expenses, were approximately $11.1 million.  The Company used $3 million of the net proceeds to repay a portion of the Sovereign Revolving Facility.

10.           SUBSEQUENT EVENT

On July 3, 2012, the Underwriters exercised their over-alloment option whereby the Company sold an additional 195,750 common shares at a price of $12 per share.  The Company’s net proceeds were approximately $2.2 million after deducting Underwriters’ fees and estimated offering expenses.  The Company used $1 million of the net proceeds to repay a portion of the Sovereign Revolving Facility.

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

Marketing and New Business

From the beginning of the current fiscal year through August 3, 2012, we received approximately $44.6 million of new contract awards, which included approximately $0.2 million of government prime contract awards, approximately $43.9 million of government subcontract awards and approximately $0.5 million of commercial subcontract awards, compared to a total of $58.6 million of new contract awards, of all types, in the same period last year.

Included in new contract awards are:

•	A $12.7 million purchase order from Boeing for assemblies on the A-10 aircraft.

•
A $10.7 million order from Goodrich Corporation for the supply of structural aerospace assemblies.  In addition, we will have, for the first time in our history, design authority for design modifications to the structure it is manufacturing.

We have approximately $980 million in formalized bids outstanding as of August 4, 2012 and continue to make bids on contracts on a weekly basis. Unawarded solicitations include two bids totaling approximately $647 million to an international aerospace company for work on the Boeing 787. While we cannot predict the probability of obtaining or the timing of awards, some of these outstanding proposals are significant in amount.

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

Critical Accounting Policies

Revenue Recognition

We recognize revenue from our contracts over the contractual period under the percentage-of-completion (“POC”) method of accounting.  Under the POC method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract.  Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned “Costs and estimated earnings in excess of billings on uncompleted contracts.”  Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned “Billings in excess of costs and estimated earnings on uncompleted contracts.”  Changes to the original estimates may be required during the life of the contract.  Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in revenue in the period the change becomes known.  The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods.  As a result, there can be a significant disparity between earnings (both for accounting and tax purposes) as reported and actual cash received by us during any reporting period.  We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however, we cannot assure you that our estimates will be accurate.  If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods. Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money, or seek access to other forms of liquidity, to fund our work in process or to pay taxes until the reported earnings materialize as actual cash receipts.

Item2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

Revenue

Revenue for the three months ended June 30, 2012 was $20,854,627 compared to $17,426,223 for the same period last year, representing an increase of $3,428,404 or 19.7%.  For the six months ended June 30, 2012, revenue was $40,575,722 compared to $33,435,831 for the same period last year, representing an increase of $7,139,891 or 21.4%.

We generate revenue from government contracts for which we act as a prime contractor or as a subcontractor as well as from commercial contracts. Revenue generated from prime government contracts for the six months ended June 30, 2012 was $3,570,726 compared to $3,131,184 for the six months ended June 30, 2011, an increase of $439,542 or 14.0%. This increase was predominitley the result of increased revenue on the C-5 TOP contract in 2012.

Revenue generated from government subcontracts for the six months ended June 30, 2012 was $25,289,399 compared to $26,196,691 for the six months ended June 30, 2011, a decrease of $907,292 or 3.6%.  This decrease is predominately the result of a $4.2 million increase in revenue on the E-2D program for Northrop Grumman, for normal scheduling increases, offset by a $4.9 million decrease in revenue on the Boeing A-10 program.

Revenue generated from commercial contracts was $11,715,596 for the six months ended June 30, 2012 compared to $4,107,956 for the six months ended June 30, 2011, an increase of $7,607,640 or 185.2%.  The majority of the increase in revenue from commercial customers was related to increases in production of leading edges for the Gulfstream G650 ($4 million) and preliminary work for Honda ($1.8 million) on the production of flaps and inlets for the HondaJet Advanced Light Jet.

Inflation historically has not had a material effect on our operations.

Gross Profit

Gross profit for the three months ended June 30, 2012 was $5,768,644 compared to $4,244,801 for the three months ended June 30, 2011, an increase of $1,52,843. As a percentage of revenue, gross profit for the three months ended June 30, 2012 was 27.7% compared to 24.4% for the same period last year. Gross profit for the six months ended June 30, 2012 was $10,733,030 compared to $8,094,905 for the six months ended June 30, 2011, an increase of $2,638,125. As a percentage of revenue, gross profit for the six months ended June 30, 2012 was 26.5% compared to 24.2% for the same period last year. Our gross margin percentage for the six months ended June 30, 2012 was in line with our expected gross margin percentage of 25%-27%.

We expect our gross margin for the full year to fall within our expected range of 25%-27%.

Item2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2012 were $1,570,231 compared to $2,082,464 for the three months ended June 30, 2011, a decrease of $512,233, or 24.6%. This decrease was predominately the result of  changing policy of issuing stock options to most of our board of directors.  In 2012, options were granted only in the first quarter of the year, compared to granting options in both first and second quarters in 2011.  In addition, the 2012 board compensation arrangement limits the expense related to stock option grants.

For the six months ended June 30, 2012, selling, general and administrative expenses were $3,675,112, compared to $3,882,887 for the same period last year, a decrease of $207,775 or 5.4%.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended June 30, 2012 was $4,024,019 compared to $2,094,816 for the same period last year, an increase of $1,929,203.  For the six months ended June 30, 2012, income before provision for income taxes was $6,734,338 compared to $4,106,865 for the same period last year, an increase of $2,627,473.

Provision for Income Taxes

Provision for income taxes was $1,328,000 for the three months ended June 30, 2012, or 33% of pre-tax income, compared to $524,000 or 25% of pre-tax income for the three months ended June 30, 2011.  Provision for income taxes was $2,119,000 for the six months ended June 30, 2012, or 31.5% of pre-tax income compared to $1,168,000 or 28% or pre-tax income for the six months ended June 30, 2011.  The provision for income taxes as a percentage of pre-tax income was below the statutory rate of 34% because in 2011 the Company began taking a deduction for domestic production activity which results in approximately a 2%-3% tax savings.  In addition, the exercise of non-qualified stock options in 2011 results in a tax savings of an additional 2%-3%.  During 2012,  the Company accrued penalties and interest for underpayment of income taxes which offset these deductions by 3% - 4%.

Item2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Net Income

Net income for the three months ended June 30, 2012 was $2,696,019, or $0.37 per basic share, compared to net income of $1,570,816, or $0.23 per basic share, for the same period last year.  Net income for the six months ended June 30, 2012 was $4,615,338, or $0.65 per basic share, compared to net income of $2,938,865, or $0.43 per basic share, for the same period last year.  Diluted income per share for the three months ended June 30, 2012 was $0.36, calculated utilizing 7,414,273 average shares outstanding.  Diluted income per share for the six months ended June 30, 2012 was $0.63, calculated utilizing 7,280,294 average shares outstanding.

Liquidity and Capital Resources

General

At June 30, 2012, we had working capital of $72,414,992 compared to $52,186,436 at December 31, 2011, an increase of $20,228,556, or 38.8%.

On June 13, 2012, the Company sold 1,000,000 shares of common stock at a sales price of $12 per share, upon the closing of an underwritten stock offering.  Roth Capital Partner, LLC acted as representative of the several underwriters (the “Underwriters”).  The gross proceeds of the offering were $12 million and net proceeds, after deducting the Underwriters’ fees and estimated offering expenses, were approximately $11.1 million.  The Company used $3 million of the net proceeds to repay a portion of the Sovereign Revolving Facility.

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

At June 30, 2012, we had a cash balance of $3,604,047 compared to $878,200 at December 31, 2011.

Our costs and estimated earnings in excess of billings increased by approximately $9.7 million during the six months ended June 30, 2012.  The Boeing A-10 contract accounted for approximately $4.6 million of this increase.  Although this contract does provide for milestone billings, the Company has been limited in its ability to invoice Boeing because of the lack of performance by certain vendors.  This has resulted in us not achieving certain milestone billing events.  Additionally, Boeing has made engineering changes to parts under contract with us.  We have not yet completed pricing negotiations related to these changes.  We are contractually obligated to continue production on these parts, however we are not able to invoice for the expected full value until price negotiations are completed.  Lastly, a significant amount of production has been completed, however such items can’t be shipped and invoiced, as we are awaiting a further Boeing configuration change.

Because of our high growth rate, in order to perform on new programs, such as the recently announced Goodrich and Embraer programs, we may be required to expend up-front costs that may have to be amortized over a portion of production units.  In the case of significant program delays and/or program cancellations, we could be required to bear impairment charges which may be material, for costs that are not recoverable.  Such charges and the loss of up-front costs could have a material impact on our liquidity and results of operations.

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

On September 1, 2011, the Company entered into a sixth amendment to its credit agreement with Sovereign Bank providing for a $3.0 million increase until November 30, 2011 of the existing revolving credit facility under the Credit Agreement, from an aggregate of $10.0 million to an aggregate of $13.0 million.

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

As of June 30, 2012, we were in compliance with all of the financial covenants contained in the Credit Agreement, as amended, and $14.6 million was outstanding under the Sovereign Revolving Facility.

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

On March 9, 2012, the Company entered into an eighth amendment to its credit agreement with Sovereign Bank which provides for an additional term loan from Sovereign in the principal amount of $4.5 to be amortized over five years (the “Sovereign Term Facility 2”).  The Sovereign Term Facility 2 shall be used by the Company to purchase tooling and equipment in connection with certain contracts.  The Sovereign Term Facility 2 is subject to the same acceleration provision as the Revolving Credit Loans and Sovereign Term Facility, which provision allows the Sovereign, at its option, to declare all Loans and other outstanding amounts under the Credit Agreement as due and payable upon the occurrence of any Event of Default.  The Amendment also requires a prepayment of the Sovereign Term Facility 2 upon the Company’s receipt of a termination or cancellation payment in connection with the Designated Contracts in an amount equal to the lesser of 50% of such payment or the outstanding principal balance of the Sovereign Term Facility 2.

Pursuant to the terms of the ISDA 2002 Master Agreement and Schedule between Sovereign and the Company, dated October 22, 2008, the Registrant also entered into a five-year interest rate swap agreement in the notional amount of $4.5 million.  Under the Interest Rate Swap, the Company pays an amount to the Sovereign representing interest on the notional amount at a fixed rate of 4.11% and receives an amount from Sovereign representing interest on the notional amount at a rate equal to the one month LIBOR rate plus 300 basis points.  The effect of this Interest Rate Swap will be the Company paying a fixed interest rate of 4.11% over the term of the Sovereign Term Facility 2.

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

Based on an evaluation of the Company’s disclosure controls and procedures as of June 30, 2012 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
Exhibit 101
The following financial information from CPI Aerostructures, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheet, (ii) the Condensed Statements of Income, (iii) the Condensed Statement  of Shareholders' Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to the Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: August 9, 2012	By.	/s/ Edward J. Fred
Edward J. Fred
Chief Executive Officer and President

Dated: August 9, 2012	By.	/s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer (Principal Accounting Officer)