Form 10-Q
period 2012-10-19
CPI AEROSTRUCTURES INC
filed 2012-11-09
CIK 889348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period	Commission File Number 1-11398
ended September 30, 2012

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

As of November 7, 2012, the number of shares of common stock, par value $.001 per share, outstanding was 8,353,469.

CPI AEROSTRUCTURES, INC.

INDEX

Part I - Financial Information

CPI AEROSTRUCTURES, INC.

Part I - Financial Information

Item 1 – Financial Statements
CONDENSED BALANCE SHEETS
September 30,	December 31,
2012	2011
(Unaudited)	(Note 1)

ASSETS
Current Assets:
Cash	$1,072,107	$878,200
Accounts receivable, net	8,858,740	4,285,570
Costs and estimated earnings in excess of billings on uncompleted
Contracts	96,208,681	79,010,362
Deferred income taxes	257,000	257,000
Prepaid expenses and other current assets	397,637	662,326

Total current assets	106,794,165	85,093,458

Plant and equipment, net	2,956,666	2,629,569
Deferred income taxes	1,159,000	1,105,000
Other assets	108,080	112,080
Total Assets	$111,017,911	$88,940,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,897,673	$11,998,244
Accrued expenses	405,728	994,398
Current portion of long-term debt	1,724,265	887,380
Line of credit	16,600,000	16,100,000
Income tax payable	1,723,292	2,802,000
Deferred income taxes	125,000	125,000
Total current liabilities	29,475,958	32,907,022

Long-term debt, net of current portion	3,581,970	889,239
Deferred income taxes	660,000	660,000
Other liabilities	575,671	457,639

Total Liabilities	34,293,599	34,913,900

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, issued 8,353,469 and 7,079,638 shares, respectively, and
outstanding 8,353,469 and 6,946,381 shares, respectively	8,353	7,080
Additional paid-in capital	49,363,930	35,346,273
Retained earnings	27,407,627	19,834,852
Accumulated other comprehensive loss	(55,598)	(21,772)
Treasury stock, 0 and 133,257 shares, respectively (at cost)	----	(1,140,226)
Total Shareholders’ Equity	76,724,312	54,026,207
Total Liabilities and Shareholders’ Equity	$111,017,911	$88,940,107
See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended		For the Nine Months Ended
September 30,		September 30,
2012	2011	2012	2011
(Unaudited)		(Unaudited)

Revenue	$21,340,831	$16,607,638	$61,916,552	$50,043,470
Cost of sales	15,536,407	12,440,033	45,379,099	37,780,959

Gross profit	5,804,424	4,167,605	16,537,453	12,262,511
Selling, general and administrative expenses	1,615,888	1,525,386	5,290,999	5,408,273
Income from operations	4,188,536	2,642,219	11,246,454	6,854,238
Interest expense	163,099	111,177	486,679	216,331
Income before provision for
income taxes	4,025,437	2,531,042	10,759,775	6,637,907

Provision for income taxes	1,068,000	726,000	3,187,000	1,894,000

Net income	2,957,437	1,805,042	7,572,775	4,743,907

Other comprehensive income (loss),
net of tax
Change in unrealized gain (loss)-
interest rate swap	(1,490)	5,732	(33,826)	17,000

Comprehensive Income	$2,955,947	$1,810,774	$7,538,949	$4,760,907

Income per common share – basic	$0.35	$0.26	$1.01	$0.69

Income per common share – diluted	$0.35	$0.25	$0.99	$0.66

Shares used in computing income per common share:
Basic	8,347,086	6,915,313	7,510,581	6,853,073
Diluted	8,476,691	7,158,715	7,684,508	7,138,081

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	CommonStock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance at January 1, 2011	6,911,570	$6,912	$33,272,237	$12,417,924	$(981,226)	$(45,404)	$44,670,443
Net Income	----	----	----	4,743,907	----	----	4,743,907
Change in unrealized loss from interest rate swap	----	----	----	----	----	17,000	17,000
Common stock issued upon exercise of options	137,000	137	410,813	----	----	----	410,950
Stock compensation expense	----	----	963,913	----	----	----	963,913
Tax benefit from stock option plans	----	----	438,000	----			438,000
Treasury stock acquired	----	----	----	----	(159,000)	----	(159,000)
Balance at September 30,2011	7,048,570	7,049	35,084,963	17,161,831	(1,140,226)	(28,404)	$51,085,213

Balance at January 1, 2012	7,079,638	7,080	35,346,273	19,834,852	(1,140,226)	(21,772)	54,026,207
Net Income	----	----	----	7,572,775	----	----	7,572,775
Change in unrealized loss from interest rate swap	----	----	----	----	----	(33,826)	(33,826)
Common stock issued in share	1,195,750	1,195	13,322,499				13,323,694
offering
Common stock issued upon exercise	196,078	196	1,224,319	----	----	----	1,224,515
of options
Common stock issued as bonus	15,260	15	228,275	----	----	----	228,290
Stock compensation expense	----	----	382,657	----	----	----	382,657
Treasury stock retired	(133,257)	(133)	(1,140,093)	----	1,140,226	----	----
Balance at September 30, 2012	8,353,469	8,353	49,363,930	27,407,627	----	(55,598)	$76,724,312

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,	2012	2011
Cash flows from operating activities:
Net income	$7,572,775	$4,743,907
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	458,606	380,895
Deferred rent Bad debts	58,750 (75,000)	(81,328) ----
Stock compensation	382,657	963,913
Deferred portion of provision for income taxes	(54,000)	(194,000)
Tax benefit of stock options	---	(438,000)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,498,170)	(3,035,261)
Increase in costs and estimated earnings in excess of billings on
uncompleted contracts	(17,198,319)	(18,301,674)
(Increase) decrease in prepaid expenses and other assets	294,145	(32,661)
Increase (decrease) in accounts payable and accrued expenses	(3,460,951)	2,342,450
Increase (decrease) in income taxes payable	(1,078,708)	1,974,000

Net cash used in operating activities	(17,598,215)	(11,677,759)

Cash used in investing activities - purchase of plant and equipment	(709,111)	(742,904)
Cash flows from financing activities:
Payments on long-term debt	(1,046,976)	(539,286)
Proceeds from long-term debt	4,500,000	----
Proceeds from line of credit	4,500,000	11,800,000
Payments on line of credit	(4,000,000)	---
Proceeds from exercise of stock options	1,225,515	251,950
Proceeds from sales of common stock	13,322,694	----
Tax benefit of stock options	---	438,000

Net cash provided by financing activities	18,501,233	11,950,664

Net increase (decrease) in cash	193,907	(469,999)
Cash at beginning of period	878,200	823,376

Cash at end of period	$1,072,107	$353,377
Supplemental disclosures of cash flow information:

Non cash investing and financing activities:

Equipment acquired under capital lease	$76,592	$575,542
Common stock issued for bonuses	$228,290	----

Cash paid during the period for:
Interest	$517,709	$220,203
Income taxes	$4,394,778	$180,000

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.           INTERIM FINANCIAL STATEMENTS

The condensed financial statements of CPI Aerostructures, Inc. (the “Company”) as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

 The Company maintains its cash in two financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation.  From time to time, the Company’s balances may exceed these limits.  As of September 30, 2012, the Company had approximately $289,000 of uninsured balances.  The Company limits its credit risk by selecting financial institutions considered to be highly credit worthy.

2.	STOCK-BASED COMPENSATION

The Company accounts for compensation expense associated with stock options based on the fair value of the options on the date of grant.

The Company’s net income for both the three and nine months ended September 30, 2012 includes approximately zero and $383,000, respectively, of non-cash compensation expense related to the Company’s stock options.  The Company’s net income for the three and nine months ended September 30, 2011 includes approximately $22,000 and $964,000, respectively, of non-cash compensation expense related to the Company’s stock options.  The non-cash compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model.  The following weighted-average assumptions were used for the options granted during the three and nine months ended September 30, 2012 and 2011:

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

	2012	2011
Risk-free interest rate	0.9%	2.1%

Expected volatility	102%	101%

Dividend yield	0%	0%
Expected option term	5 years	5 years

A summary of the status of the Company’s stock option plans as of September 30, 2012 and changes during the nine months ended September 30, 2012 is as follows:

		Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
	Options
Outstanding
at beginning of period	695,000	$6.68
Granted	40,517	11.87
Exercised	(205,000)	6.65
Outstanding and vested
at end of period	530,517	$9.25	2.89	$1,224,146

Options to acquire 40,517 shares of common stock were granted on January 1, 2012 to members of our board of directors as part of their normal compensation.

During the nine months ended September 30, 2012, 170,000 stock options were exercised for cash resulting in proceeds to the Company of $1,121,700.  During the same period an additional 10,000 options were exercised, pursuant to provisions of the stock option plan, where the Company received no cash and 4,589 shares of its common stock in exchange for the 10,000 shares issued in the exercise.  The 4,589 shares that the Company received were valued at $69,095, the fair market value of the shares on the date of exercise.  Lastly, an additional 25,000 options were exercised, pursuant to provisions of the stock option plan, for a combination of cash and common shares.  The Company received $102,815 in cash and 4,333 shares in exchange for the 25,000 shares issued in this exercise.  The 4,333 shares that the Company received were valued at $69,930, the fair market value of the shares on the date of exercise.

The intrinsic value of all options exercised during the nine months ended September 30, 2012 and 2011 was approximately $1,224,000 and $1,514,000, respectively.

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

In October 2008 and March 2012, the Company entered into interest rate swaps with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt.  The notional amount, maturity date, and currency of these contracts match those of the underlying debt.  The Company has designated these interest rate swap contracts as cash flow hedges.  The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item.  No material ineffectiveness was recognized in the quarter ended September 30, 2012.  As of September 30, 2012 and December 31, 2011, we had a net deferred loss associated with cash flow hedges of approximately $84,000 and $33,000, respectively, due to the interest rate swap which has been included in Other Liabilities.

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

Fair Value

At September 30, 2012 and December 31, 2011, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	September 30, 2012
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$21,906,235	$21,906,235

	December 31, 2011
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$17,876,619	$17,876,619

We estimated the fair value of debt using market quotes and calculations based on market rates.

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the fair values of those financial liabilities measured on a recurring basis as of September 30, 2012 and December 31, 2011:

		Fair Value Measurements September 30, 2012
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$ 84,239	--	$ 84,239	--
Total	$ 84,239	--	$ 84,239	--

		Fair Value Measurements December 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$32,988	--	$32,988	--
Total	$32,988	--	$32,988	--

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

As of September 30, 2012 and December 31, 2011, $84,239and $32,988, respectively, was included in Other Liabilities related to the fair value of the Company’s interest rate swap, and $55,598 and $21,772, respectively, net of tax of $28,641 and $11,216, was included in Accumulated Other Comprehensive Loss.

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	September 30, 2012
	U.S
	Government	Commercial	Total

Costs incurred on uncompleted
Contracts	$204,275,188	$37,127,946	$241,403,134
Estimated earnings	78,181,599	20,813,841	98,995,440
Sub-total	282,456,787	57,941,787	340,398,574
Less billings to date	205,883,663	38,306,230	244,189,893
Costs and estimated earnings
in excess of billings on
uncompleted contracts	$76,573,124	$19,635,557	$96,208,681

	December 31, 2011
	U.S.
	Government	Commercial	Total
Costs incurred on uncompleted
contracts	$162,233,699	$24,713,310	$186,947,009
Estimated earnings	72,883,505	15,029,802	87,913,307
Sub-total	235,117,204	39,743,112	274,860,316
Less billings to date	171,694,325	24,155,629	195,849,954
Costs and estimated earnings in excess of billings on uncompleted contracts	$63,422,879	$15,587,483	$79,010,362

U.S. Government Contracts includes contracts directly with the U.S. Government and Government subcontracts.

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the nine months ended September 30, 2012 and 2011, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $1,000,000 and $2,600,000, respectively, from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in prior years.

Although management believes it has established adequate procedures for estimating costs to complete on uncompleted open contracts, it is possible that additional significant costs could occur on contracts prior to completion.

CPI AEROSTRUCTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
5.	INCOME PER COMMON SHARE

Basic income per common share is computed using the weighted average number of shares outstanding.  Diluted income per common share for the three and nine month period ended September 30, 2012 and 2011 is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.  Incremental shares of 410,000 and 450,517 were used in the calculation of diluted income per common share for the three and nine month period ended September 30, 2012. Incremental shares of 120,517 and 80,000 were not included in the diluted earnings per share calculations for the three and nine month period ended September 30, 2012, respectively, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.  Incremental shares of 643,333 were used in the calculation of diluted income per common share in the three and nine months ended September 30, 2011. Incremental shares of 80,000 were not included in the diluted earnings per share calculations for the three and nine month period ended September 30, 2011 as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercise for the diluted earnings per share calculation, as they would be anti-dilutive.

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

As of September 30, 2012, the Company was in compliance with all of the financial covenants, as amended, contained in the Credit Agreement and $16.6 million was outstanding under the Sovereign Revolving Facility.

7.           LONG-TERM DEBT

On October 22, 2008, the Company obtained a $3.0 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility”). The Sovereign Term Facility bears interest at LIBOR (0.23% at September 30, 2012) plus 2.5% and is secured by all of the assets of the Company.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The maturities of long-term debt are as follows:

Twelve months ending September 30,
2013	1,724,265
2014	1,141,277
2015	964,114
2016	950,015
2017	526,564
$5,306,235

In addition to the Sovereign Term Facilities, included in long-term debt are capital leases and notes payable of $481,236, including a current portion of $224,265.

8.           MAJOR CUSTOMERS

During the nine months ended September 30, 2012 and 2011, 8% and 10%, respectively, of revenue was directly from the U.S. Government. In addition, during the nine months ended September 30, 2012, the Company’s three largest commercial customers accounted for 34%, 18% and 16% of revenue, respectively.  During the nine months ended September 30, 2011, the Company’s three largest commercial customers accounted for 31%, 30% and 13% of revenue, respectively.

At September 30, 2012 and December 31, 2011, 4.5% and 7.5% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts, respectively, were from the U.S. Government.

At September 30, 2012, 42%, 22%, 15% and 11% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from four largest commercial customers.  At December 31, 2011, 40%, 21%, 15% and 13% of Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from the Company’s four largest commercial customers.

At September 30, 2012, 33%, 29% and 22% of our accounts receivable were from our three largest commercial customers.  At December 31, 2011, 36%, 34% and 12% of accounts receivable were from our three largest commercial customers.

9.           EQUITY

On June 13, 2012, the Company sold 1,000,000 shares of common stock at a sales price of $12 per share, upon the closing of an underwritten stock offering.  Roth Capital Partner, LLC acted as representative of the several underwriters (the “Underwriters”).  The gross proceeds of the offering were $12 million and net proceeds, after deducting the Underwriters’ fees and estimated offering expenses were approximately $11.1 million.  The Company used $3 million of the net proceeds to repay a portion of the Sovereign Revolving Facility.

On July 3, 2012, the Underwriters exercised their over-allotment option whereby the Company sold an additional 195,750 common shares at a price of $12 per share.  The Company’s net proceeds were approximately $2.2 million after deducting Underwriters’ fees and estimated offering expenses.  The Company used $1 million of the net proceeds to repay a portion of the Sovereign Revolving Facility.

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

Marketing and New Business

From the beginning of the current fiscal year through November 3, 2012, we received approximately $63.9 million of new contract awards, which included approximately $0.4 million of government prime contract awards, approximately $63.0 million of government subcontract awards and approximately $0.5 million of commercial subcontract awards, compared to a total of $81.5 million of new contract awards, of all types, in the same period last year.

Included in new contract awards are:

•	A $12.7 million purchase order from Boeing for assemblies on the A-10 aircraft.

•
A $10.7 million order from Goodrich Corporation for the supply of structural aerospace assemblies.  In addition, we will have, for the first time in our history, design authority for design modifications to the structure it is manufacturing.

•	A $18.8 million long term agreement with Sikorsky to manufacture gunner window assemblies for the BLACK HAWK helicopter.

We have approximately $958 million in formalized bids outstanding as of November 4, 2012 and continue to make bids on contracts on a weekly basis. Unawarded solicitations include two bids totaling approximately $647 million to an international aerospace company for work on the Boeing 787. While we cannot predict the probability of obtaining or the timing of awards, some of these outstanding proposals are significant in amount.

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

CPI AEROSTRUCTURES, INC.

Item2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

Revenue

Revenue for the three months ended September 30, 2012 was $21,340,831 compared to $16,607,638 for the same period last year, representing an increase of $4,733,193 or 28.5%.  For the nine months ended September 30, 2012, revenue was $61,916,552 compared to $50,043,470 for the same period last year, representing an increase of $11,873,082 or 23.7%.

We generate revenue from government contracts for which we act as a prime contractor or as a subcontractor as well as from commercial contracts. Revenue generated from prime government contracts for the nine months ended September 30, 2012 was $5,218,254 compared to $4,999,825 for the nine months ended September 30, 2011, an increase of $218,429 or 4.4%. This increase was predominately the result of increased revenue on the C-5 TOP contract in 2012.

Revenue generated from government subcontracts for the nine months ended September 30, 2012 was $38,499,624 compared to $38,180,940 for the nine months ended September 30, 2011, an increase of $318,684 or 0.8%.

Revenue generated from commercial contracts was $18,198,674 for the nine months ended September 30, 2012 compared to $6,862,705 for the nine months ended September 30, 2011, an increase of $11,335,969 or 165.2%.  The majority of the increase in revenue from commercial customers was related to increases in production of leading edges for the Gulfstream G650 ($11.3 million) and preliminary work for Honda ($2.7 million) on the production of flaps and inlets for the HondaJet Advanced Light Jet.

Inflation historically has not had a material effect on our operations.

Gross Profit

Gross profit for the three months ended September 30, 2012 was $5,804,424 compared to $4,167,605 for the three months ended September 30, 2011, an increase of $1,636,819. As a percentage of revenue, gross profit for the three months ended September 30, 2012 was 27.2% compared to 25.1% for the same period last year. Gross profit for the nine months ended September 30, 2012 was $16,537,453 compared to $12,262,511 for the nine months ended September 30, 2011, an increase of $4,274,942. As a percentage of revenue, gross profit for the nine months ended September 30, 2012 was 26.7% compared to 24.5% for the same period last year. Our gross margin percentage for the nine months ended September 30, 2012 was in line with our expected gross margin percentage of 25%-27%.

We expect our gross margin for the full year to fall within our expected range of 25%-27%.

CPI AEROSTRUCTURES, INC.

Item2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2012 were $1,615,888 compared to $1,525,386 for the three months ended September 30, 2011, an increase of $90,502, or 5.9%.

For the nine months ended September 30, 2012, selling, general and administrative expenses were $5,290,999, not materially different from the $5,408,273 for the same period last year, a decrease of $117,274 or 2.2%.

The decreases are in line with the Company’s expectations for the periods.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended September 30, 2012 was $4,025,437 compared to $2,531,042 for the same period last year, an increase of $1,494,395.  For the nine months ended September 30, 2012, income before provision for income taxes was $10,759,775 compared to $6,637,907 for the same period last year, an increase of $4,121,868.

Provision for Income Taxes

Provision for income taxes was $1,068,000 for the three months ended September 30, 2012, or 27% of pre-tax income, compared to $726,000 or 29% of pre-tax income for the three months ended September 30, 2011.  Provision for income taxes was $3,187,000 for the nine months ended September 30, 2012, or 30% of pre-tax income compared to $1,894,000 or 29% or pre-tax income for the nine months ended September 30, 2011.  The provision for income taxes as a percentage of pre-tax income was below the statutory rate of 34% because in 2011 the Company began taking a deduction for domestic production activity which results in approximately a 2%-3% tax savings.  In addition, the exercise of non-qualified stock options results in a tax savings of an additional 2%-3%.

CPI AEROSTRUCTURES, INC.

Item2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Net Income

Net income for the three months ended September 30, 2012 was $2,957,437, or $0.35 per basic share, compared to net income of $1,805,042, or $0.26 per basic share, for the same period last year.  Net income for the nine months ended September 30, 2012 was $7,572,775, or $1.01 per basic share, compared to net income of $4,743,907, or $0.69 per basic share, for the same period last year.  Diluted income per share for the three months ended September 30, 2012 was $0.35, calculated utilizing 8,476,691 average shares outstanding.  Diluted income per share for the nine months ended September 30, 2012 was $0.99, calculated utilizing 7,684,508 average shares outstanding.

Liquidity and Capital Resources

General

At September 30, 2012, we had working capital of $77,318,207 compared to $52,186,436 at December 31, 2011, an increase of $25,131,771, or 48.2%.

On June 13, 2012, the Company sold 1,000,000 shares of common stock at a sales price of $12 per share, upon the closing of an underwritten stock offering.  Roth Capital Partner, LLC acted as representative of the several underwriters (the “Underwriters”).  The gross proceeds of the offering were $12 million and net proceeds, after deducting the Underwriters’ fees and estimated offering expenses were approximately $11.1 million.  The Company used $3 million of the net proceeds to repay a portion of the Sovereign Revolving Facility.

On July 3, 2012, the Underwriters exercised their over-allotment option whereby the Company sold an additional 195,750 common shares at a price of $12 per share.  The Company’s net proceeds were approximately $2.2 million after deducting Underwriters’ fees and estimated offering expenses.  The Company used $1 million of the net proceeds to repay a portion of the Sovereign Revolving Facility.

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

At September 30, 2012, we had a cash balance of $1,072,107 compared to $878,200 at December 31, 2011.

Our costs and estimated earnings in excess of billings increased by approximately $17.2 million during the nine months ended September 30, 2012.  The Boeing A-10 contract accounted for approximately $7.0 million of this increase.  Although this contract does provide for milestone billings, the program has reached the end of the milestone billing phase and as such we are no longer able to invoice this program on a progress basis.  Additionally, Boeing has made engineering changes to parts under contract with us.  We have not yet completed pricing negotiations related to these changes.  We are contractually obligated to continue production on these parts, however we are not able to invoice for the expected full value until price negotiations are completed.

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

As of September 30, 2012, we were in compliance with all of the financial covenants contained in the Credit Agreement, as amended, and $16.6 million was outstanding under the Sovereign Revolving Facility.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has established disclosure controls and procedures designed to ensure that information it is required to disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended  (the "Exchange Act") is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms.  Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information the Company is required to disclose in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

Based on an evaluation of the Company’s disclosure controls and procedures as of September 30, 2012 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

CPI AEROSTRUCTURES, INC.
Part II:  Other Information

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

Material risks related to our business, financial condition and results of operations are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 14, 2012.  Except as set forth below, there have been no material changes to such risk factors.  The risk factors disclosed in our Annual Report, in addition to the risk factor disclosed below, should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.

We face risks relating to government contracts.

The funding of U.S. Government programs is subject to congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds on a fiscal year basis even though a program may extend over several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced in  budgets approved by Congress or be included in the scope of separate supplemental appropriations.  In the event that appropriations for any of our programs becomes unavailable, or is reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the U.S. Government, which could have a material adverse effect on our future sales under such program, and on our financial position, results of operations, or cash flows.

The impact, severity and duration of the current U.S. economic situation, the sweeping economic plans adopted by the U.S. Government, and pressures on the federal budget could also adversely affect the total funding and/or funding for individual programs.  The U.S. Government has been unable to reach agreement on budget reduction measures required by the Budget Control Act of 2011 (the "Budget Act") passed by Congress. Unless Congress and the Administration take action, the Budget Act will trigger automatic reductions in both defense and discretionary spending in January 2013 (commonly known as “sequestration”). While the impact of sequestration is yet to be determined, automatic across-the-board cuts would approximately double the $487 billion top-line reduction already reflected in the defense funding over a ten-year period, with a $52 billion reduction occurring in the government’s fiscal year 2013. The resulting automatic across-the-board budget cuts by sequestration would have significant adverse consequences for our industry. If sequestration is implemented, funding for programs in which we participate may be reduced, delayed or cancelled, which could have a material adverse effect on our business, financial condition and results of operations.

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
Exhibit 101
The following financial information from CPI Aerostructures, Inc Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheet, (ii) the Condensed Income Statements, (iii) the Condensed Statement  of Shareholder Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to the Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: November 9, 2012	By.	/s/ Edward J. Fred
Edward J. Fred
Chief Executive Officer and President

Dated: November 9, 2012	By.	/s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer (Principal Accounting Officer)