Form 10-Q/A
period 2012-11-09
CPI AEROSTRUCTURES INC
filed 2012-11-09
CIK 889348

.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment #1)

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

CPI AEROSTRUCTURES, INC.

INDEX

EXPLANATORY NOTE: This Form 10-Q/A corrects and supersedes the Form 10-Q which was erroneously filed earlier today at approximately 10:39am Eastern Time (“Prior Form 10-Q”). The financial results reported in this Form 10-Q/A reflect provision for income taxes for the three months ended September 30, 2012 of $1,230,000 instead of $1,068,000 as reported in the Prior Form 10-Q

Part I - Financial Information

CPI AEROSTRUCTURES, INC.

Part I - Financial Information

Item 1 – Financial Statements
CONDENSED BALANCE SHEETS
September 30,	December 31,
2012	2011
(Unaudited)	(Note 1)

ASSETS
Current Assets:
Cash	$1,072,107	$878,200
Accounts receivable, net	8,858,740	4,285,570
Costs and estimated earnings in excess of billings on uncompleted
Contracts	96,208,681	79,010,362
Deferred income taxes	257,000	257,000
Prepaid expenses and other current assets	397,637	662,326

Total current assets	106,794,165	85,093,458

Plant and equipment, net	2,956,666	2,629,569
Deferred income taxes	1,159,000	1,105,000
Other assets	108,080	112,080
Total Assets	$111,017,911	$88,940,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,897,673	$11,998,244
Accrued expenses	405,728	994,398
Current portion of long-term debt	1,724,265	887,380
Line of credit	16,600,000	16,100,000
Income tax payable	1,723,292	2,802,000
Deferred income taxes	125,000	125,000
Total current liabilities	29,475,958	32,907,022

Long-term debt, net of current portion	3,581,970	889,239
Deferred income taxes	660,000	660,000
Other liabilities	575,671	457,639

Total Liabilities	34,293,599	34,913,900

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, issued 8,353,469 and 7,079,638 shares, respectively, and
outstanding 8,353,469 and 6,946,381 shares, respectively	8,353	7,080
Additional paid-in capital	49,525,930	35,346,273
Retained earnings	27,245,627	19,834,852
Accumulated other comprehensive loss	(55,598)	(21,772)
Treasury stock, 0 and 133,257 shares, respectively (at cost)	----	(1,140,226)
Total Shareholders’ Equity	76,724,312	54,026,207
Total Liabilities and Shareholders’ Equity	$111,017,911	$88,940,107
See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended		For the Nine Months Ended
September 30,		September 30,
2012	2011	2012	2011
(Unaudited)		(Unaudited)

Revenue	$21,340,831	$16,607,638	$61,916,552	$50,043,470
Cost of sales	15,536,407	12,440,033	45,379,099	37,780,959

Gross profit	5,804,424	4,167,605	16,537,453	12,262,511
Selling, general and administrative expenses	1,615,888	1,525,386	5,290,999	5,408,273
Income from operations	4,188,536	2,642,219	11,246,454	6,854,238
Interest expense	163,099	111,177	486,679	216,331
Income before provision for
income taxes	4,025,437	2,531,042	10,759,775	6,637,907

Provision for income taxes	1,230,000	726,000	3,349,000	1,894,000

Net income	2,795,437	1,805,042	7,410,775	4,743,907

Other comprehensive income (loss),
net of tax -
Change in unrealized gain (loss)-
interest rate swap	(1,490)	5,732	(33,826)	17,000

Comprehensive income	$2,793,947	$1,810,774	$7,376,949	$4,760,907

Income per common share – basic	$0.33	$0.26	$0.99	$0.69

Income per common share – diluted	$0.33	$0.25	$0.96	$0.66

Shares used in computing income per common share:
Basic	8,347,086	6,915,313	7,510,581	6,853,073
Diluted	8,476,691	7,158,715	7,684,508	7,138,081

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance at January 1, 2011	6,911,570	$6,912	$33,272,237	$12,417,924	$(981,226)	$(45,404)	$44,670,443
Net Income	----	----	----	4,743,907	----	----	4,743,907
Change in unrealized loss from interest rate swap	----	----	----	----	----	17,000	17,000
Common stock issued upon exercise of options	137,000	137	410,813	----	----	----	410,950
Stock compensation expense	----	----	963,913	----	----	----	963,913
Tax benefit from stock option plans	----	----	438,000	----			438,000
Treasury stock acquired	----	----	----	----	(159,000)	----	(159,000)
Balance at September 30, 2011	7,048,570	$7,049	$35,084,963	$17,161,831	$(1,140,226	$(28,404)	$51,085,213

Balance at January 1, 2012	7,079,638	$7,080	$35,346,273	$19,834,852	$(1,140,226)	$(21,772)	$54,026,207
Net Income	----	----	----	7,410,775	----	----	7,410,775
Change in unrealized loss from interest rate swap	----	----	----	----	----	(33,826)	(33,826)
Common stock issued in share
offering	1,195,750	1,195	13,322,499				13,323,694
Common stock issued upon exercise
of options	196,078	196	1,224,319	----	----	----	1,224,515
Common stock issued as bonus	15,260	15	228,275	----	----	----	228,290
Stock compensation expense	----	----	382,657	----	----	----	382,657
Tax benefit from stock option plans	----	----	162,000	----	----	----	162,000
Treasury stock retired	(133,257)	(133)	(1,140,093)	----	1,140,226	----	----
Balance at September 30, 2012	8,353,469	$8,353	$49,525,930	$27,245,627	$----	$(55,598)	$76,724,312

See Notes to Condensed Financial Statements

CPI AEROSTRUCTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,	2012	2011
Cash flows from operating activities:
Net income	$7,410,775	$4,743,907
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	458,606	380,895
Deferred rent Bad debts	58,750 (75,000)	(81,328) ----
Stock compensation	382,657	963,913
Deferred portion of provision for income taxes	(54,000)	(194,000)
Tax benefit of stock options	(162,000)	(438,000)
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,498,170)	(3,035,261)
Increase in costs and estimated earnings in excess of billings on
uncompleted contracts	(17,198,319)	(18,301,674)
(Increase) decrease in prepaid expenses and other assets	294,145	(32,661)
Increase (decrease) in accounts payable and accrued expenses	(3,460,951)	2,342,450
Increase (decrease) in income taxes payable	(916,708)	1,974,000

Net cash used in operating activities	(17,760,215)	(11,677,759)

Cash used in investing activities - purchase of plant and equipment	(709,111)	(742,904)
Cash flows from financing activities:
Payments on long-term debt	(1,046,976)	(539,286)
Proceeds from long-term debt	4,500,000	----
Proceeds from line of credit	4,500,000	11,800,000
Payments on line of credit	(4,000,000)	---
Proceeds from exercise of stock options	1,224,515	251,950
Proceeds from sales of common stock	13,323,694	----
Tax benefit of stock options	162,000	438,000

Net cash provided by financing activities	18,663,233	11,950,664

Net increase (decrease) in cash	193,907	(469,999)
Cash at beginning of period	878,200	823,376

Cash at end of period	$1,072,107	$353,377
Supplemental disclosures of cash flow information:

Non cash investing and financing activities:

Equipment acquired under capital lease	$76,592	$575,542
Common stock issued for bonuses	$228,290	----

Cash paid during the period for:
Interest	$907,709	$220,203
Income taxes	$4,394,778	$180,000

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

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model.  The following weighted-average assumptions were used for the options granted during the nine months ended September 30, 2012 and 2011:

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

The fair value of the Company’s interest rate swaps was determined by comparing the fixed rate set at the inception of the transaction to the “replacement swap rate,” which represents the market rate for an offsetting interest rate swap with the same notional amounts and final maturity date.  The market value is then determined by calculating the present value of the interest differential between the contractual swap and the replacement swap.

As of September 30, 2012 and December 31, 2011, $84,239 and $32,988, respectively, was included in Other Liabilities related to the fair value of the Company’s interest rate swap, and $55,598 and $21,772, respectively, net of tax of $28,641 and $11,216, was included in Accumulated Other Comprehensive Loss.

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

Basic income per common share is computed using the weighted average number of common shares outstanding.  Diluted income per common share for the three and nine month periods ended September 30, 2012 and 2011 is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.  Incremental shares of 410,000 and 450,517 were used in the calculation of diluted income per common share for the three and nine month periods ended September 30, 2012. Incremental shares of 120,517 and 80,000 were not included in the diluted earnings per share calculations for the three and nine month periods ended September 30, 2012, respectively, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.  Incremental shares of 643,333 were used in the calculation of diluted income per common share in the three and nine months ended September 30, 2011. Incremental shares of 80,000 were not included in the diluted earnings per share calculations for the three and nine month periods ended September 30, 2011 as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercise for the diluted earnings per share calculation, as they would be anti-dilutive.

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

At September 30, 2012 and December 31, 2011, 4.5% and 7.5% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts, respectively, were direct from the U.S. Government.

At September 30, 2012, 42%, 22%, 15% and 11% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from four largest commercial customers.  At December 31, 2011, 40%, 21%, 15% and 13% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from the Company’s four largest commercial customers.

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

Marketing and New Business

From the beginning of the current fiscal year through November 7, 2012, we received approximately $68.9 million of new contract awards, which included approximately $0.4 million of government prime contract awards, approximately $63.0 million of government subcontract awards and approximately $5.5 million of commercial subcontract awards, compared to a total of $81.5 million of new contract awards, of all types, in the same period last year.

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

We have approximately $958 million in formalized bids outstanding as of November 5, 2012 and continue to make bids on contracts on a weekly basis. Unawarded solicitations include two bids totaling approximately $647 million to an international aerospace company for work on the Boeing 787. While we cannot predict the probability of obtaining or the timing of awards, some of these outstanding proposals are significant in amount.

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

The decreases are in line with the Company’s expectations for the periods, as we changed our non-employee director compensation plan, which in 2012 limits the expense related to stock option grants.

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

Provision for Income Taxes

Provision for income taxes was $1,230,000 for the three months ended September 30, 2012, or 31% of pre-tax income, compared to $726,000 or 29% of pre-tax income for the three months ended September 30, 2011.  Provision for income taxes was $3,349,000 for the nine months ended September 30, 2012, or 31% of pre-tax income compared to $1,894,000 or 29% or pre-tax income for the nine months ended September 30, 2011.  The provision for income taxes as a percentage of pre-tax income was below the statutory rate of 34% because in 2011 the Company began taking a deduction for domestic production activity which results in approximately a 2%-3% tax savings.  In addition, the exercise of non-qualified stock options results in a tax savings of an additional 2%-3%.

Item2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Net Income

Net income for the three months ended September 30, 2012 was $2,795,437, or $0.33 per basic share, compared to net income of $1,805,042, or $0.26 per basic share, for the same period last year.  Net income for the nine months ended September 30, 2012 was $7,410,775, or $0.99 per basic share, compared to net income of $4,743,907, or $0.69 per basic share, for the same period last year.  Diluted income per share for the three months ended September 30, 2012 was $0.33, calculated utilizing 8,476,691 average shares outstanding.  Diluted income per share for the nine months ended September 30, 2012 was $0.96, calculated utilizing 7,684,508 average shares outstanding.

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