Form 10-K
period 2013-02-22
CPI AEROSTRUCTURES INC
filed 2013-03-13
CIK 889348

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission file number 1-11398

CPI AEROSTRUCTURES, INC.
(Exact name of registrant as specified in its charter)

New York	11-2520310
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

91 Heartland Blvd., Edgewood, New York 11717
(Address of principal executive offices)

(631) 586-5200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $.001 par value	NYSE Mkt

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

Yes ☐     No ☒

As of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on the NYSE Mkt of $11.00) held by non-affiliates of the registrant was $76,305,394.

As of March 8, 2013, the registrant had 8,373,652 common shares, $.001 par value, outstanding.

 Documents Incorporated by Reference:

Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

CPI AEROSTRUCTURES, INC.
FORM 10-K ANNUAL REPORT-2012

PART I

Item 1.  BUSINESS

General

CPI Aerostructures, Inc. (“CPI Aero®” or the “Company”) is engaged in the contract production of aircraft structural parts principally for the U.S. Air Force and other branches of the U.S. armed forces, either as a prime contractor or as a subcontractor to other defense prime contractors.  CPI Aero also acts as a subcontractor to prime aircraft manufacturers in the production of commercial aircraft parts.  Our strategy for growth has been focused primarily as a subcontractor for defense prime contractors.  Due to our success as a subcontractor to defense prime contractors we have pursued opportunities to increase our commercial subcontracting business.

As a subcontractor to leading defense prime contractors such as Northrop Grumman Corporation (“NGC”), The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed”), Sikorsky Aircraft Corporation (“Sikorsky”) and Bell Helicopter, we deliver various pods, and modular and structural assemblies for military aircraft such as the E-2D “Hawkeye” surveillance aircraft, UH-60 “Black Hawk” helicopter, the A-10 “Thunderbolt” attack jet, the MH-60S mine counter measure helicopter and the C-5A “Galaxy” cargo jet.  63%, 77% and 73% of our revenue in 2012, 2011 and 2010, respectively, was generated by subcontracts with defense prime contractors.

We also operate as a subcontractor to prime contractors, including Sikorsky, Honda and Spirit AeroSystems, Inc. (“Spirit”), in the production of commercial aircraft parts.  For Spirit we deliver leading edges for the G650 executive jet.  For Sikorsky, we deliver various kits and assemblies for the S-92 civilian helicopter.  For Honda we produce the flap and engine cowls for the HondaJet Advanced Light Jet.  30%, 14% and 17% of our revenue in 2012, 2011 and 2010 respectively, was generated by commercial contract sales.

In addition, in 2012 we added two new customers to our commercial subcontracting base.  In May, we won a contract to produce inlets for the Embraer Phenom 300 and in November we won a contract to produce structural assemblies, predominately wing spars, for the New Cessna Citation X.

We also perform as a prime contractor supplying aircraft structural parts directly to the U.S. Government.  In this role, we have delivered skin panels, leading edges, flight control surfaces, engine components, wing tips, cowl doors, nacelle assemblies and inlet assemblies for military aircraft such as the C-5A cargo jet, the T-38 “Talon” jet trainer, the C-130 “Hercules” cargo jet, the A-10 attack jet, and the E-3 “Sentry” AWACS jet.  7%, 9% and 10% of our revenue in 2012, 2011 and 2010 respectively, was generated by prime government contract sales.

Lastly, in 2012, we decided to leverage our knowledge and expertise of aircraft structure and expand our potential work base by bidding on overhaul and repair work.  In December, we announced that Sikorsky Aerospace Services awarded us our first overhaul and repair contract to repair outboard stabalator assemblies for the H-60 SEAHAWK helicopter.

CPI Aero has over 33 years of experience as a contractor, completing over 2,500 contracts to date.  Most members of our management team have held management positions at large aerospace contractors, including NGC, Lockheed and The Fairchild Corporation.  Our technical team possesses extensive technical expertise and program management and integration capabilities. Our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products.

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

We maintain a website located at www.cpiaero.com.  Our corporate filings, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and reports filed by our officers and directors under Section 16 (a) of the Securities Exchange Act, and any amendments to those filings, are available, free of charge, on our website as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission.  We do not intend for information contained in our website to be a part of this Annual Report on Form 10-K

Significant Contracts

Some of our significant contracts are as follows:

Military Aircraft – Subcontracts with Prime Contractors

E-2D “Hawkeye” The NGC E-2 Hawkeye is an all-weather, aircraft carrier-based tactical Airborne Early Warning (AEW) aircraft. The twin turboprop aircraft was designed and developed in the 1950s by Grumman for the United States Navy as a replacement for the E-1 Tracer. The United States Navy aircraft has been progressively updated with the latest variant, the E-2D, first flying in 2007. In 2008, we received an initial $7.9 million order from NGC to provide structural kits for the E-2D. We value the long-term agreement at approximately $98 million over an eight-year period, with the potential to be in excess of $195 million over the life of the aircraft program.  The cumulative orders we have received on this program through January 2013 exceed $60 million.

A-10 “Thunderbolt” The A-10 Thunderbolt II is a single-seat, twin-engine, straight-wing jet aircraft developed by Fairchild-Republic for the United States Air Force to provide close air support of ground forces by attacking tanks, armored vehicles, and other ground targets with a limited air interdiction capability. It is the first U.S. Air Force aircraft designed exclusively for close air support. In 2008, we received an initial order of $3.2 million from the Boeing Integrated Defense Systems unit of Boeing in support of its $2 billion award to produce up to 242 enhanced wings for the A-10.  The cumulative orders we have received on this program through January 2013 exceed $62 million.
.

Commercial Aircraft – Subcontracts with Prime Contractors

Gulfstream G650 In March 2008, Spirit awarded us a contract to provide Spirit with leading edges for the Gulfstream G650 business jet, a commercial program that Spirit is supporting.

HondaJet© advanced light business jet  In May 2011 Honda Aircraft Company, Inc. awarded us a contract to manufacture engine inlets and flaps and vane assemblies for the HondaJet advanced light business jet.  We have received approximately $4.1 million in orders on this program through December 2012.  We estimate the potential value of this program to be approximately $70 million.

Embraer Phenom 300  In May 2012 Embraer S.A. awarded us a contract to manufacture engine inlets for the Embraer Phenom 300 business jet.  We estimate the potential value of the program to be in excess of $40 million.

Cessna Citation X: In November 2012, Cessna Aircraft Company (“Cessna”) awarded us a contract to supply structural assemblies, predominately wing spars, for Cessna’s flagship aircraft, the newly-relaunched Cessna Citation X. We estimate the value of the contract, over a seven year period, to be approximately $41 million. The initial delivery order is for approximately $5 million.

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

Sales and Marketing

We obtain contracts for our products and services through the process of competitive bidding. Our average sales cycle, which generally commences at the time a prospective customer issues a request for proposal and ends upon delivery of the final product to the customer, varies widely.  While historically our direct U.S. Government work has typically ranged from six months to two years, our major subcontract awards for the E-2D, A-10 and G650 average a seven year life. Our military customers have included Defense Supply Center Richmond, Wright-Patterson Air Force Base (AFB), Warner Robins AFB, Tinker AFB, NAVICP, Hill AFB and U.S. Army Redstone Arsenal.  Our commercial customers have included Sikorsky, Boeing, B.F. Goodrich, NGC, Lockheed, Nordam, Hupp, Honda, Embraer, Cessna and Spirit.

The Market

The majority of our parts are sold for use by the U.S. Military.  Accordingly, the national defense budget and procurement funding decisions drive demand for our business.  Government spending and budgeting for procurement, operations and maintenance are affected not only by the global war on terrorism through the continued need for military missions and reconstruction efforts in Iraq and Afghanistan, but also the related fiscal consequences of war and the political electoral process.

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

Our revenue from customers for the last three years has been wholly attributable to the United States and we have no assets outside the United States.

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders.  Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation.  Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty.  Funds are often appropriated for  programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years.  Therefore, our funded backlog does not include the full value of our contracts.  Our backlog as of December 31, 2012 and 2011 was as follows:

Backlog	December 31, 2012	December 31, 2011
Funded	$52,318,000	$65,657,000
Unfunded	339,563,000	194,365,000
Total	$391,881,000	$260,022,000

Approximately 55% of the total amount of our backlog at December 31, 2012 was attributable to government contracts.  All of the funded backlog at December 31, 2012 is expected to be recognized as revenue during 2013.  Our unfunded backlog is primarily comprised of the long-term contracts that we received from Boeing, Spirit and NGC during 2008, Honda and Bell during 2011 and Cessna, Sikorsky and Ebraer during 2012.  These long-term contracts are expected to have yearly orders which will be funded in the future.

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

Government Contract Compliance

Our government contracts are subject to the procurement rules and regulations of the United States government.  Many of the contract terms are dictated by these rules and regulations.  Specifically, cost-based pricing is determined under the Federal Acquisition Regulations (FAR), which provide guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. Government contracts.  For example, costs such as those related to charitable contributions, advertising, interest expense, and public relations are unallowable, and therefore not recoverable through sales. During and after the fulfillment of a government contract, we may be audited in respect of the direct and allocated indirect costs attributed thereto.  These audits may result in adjustments to our contract costs.  Additionally, we may be subject to U.S. government inquiries and investigations because of our participation in government procurement.  Any inquiry or investigation can result in fines or limitations on our ability to continue to bid for government contracts and fulfill existing contracts. We believe that we are in compliance with all federal, state and local laws and regulations governing our operations and have obtained all material licenses and permits required for the operation of our business.

The U.S. Government generally has the ability to terminate our contracts, in whole or in part, without prior notice, for convenience or for default based on performance. If a U.S. Government contract were to be terminated for convenience, we generally would be protected by provisions covering reimbursement for costs incurred on the contract and profit on those costs, but not the anticipated profit that would have been earned had the contract been completed. In the unusual circumstance where a U.S. Government contract does not have such termination protection, we attempt to mitigate the termination risk through other means. Termination resulting from our default may expose us to liability and could have a material adverse effect on our ability to compete for other contracts. The U.S. Government also has the ability to stop work under a contract for a limited period of time for its convenience. In the event of a stop work order, we generally would be protected by provisions covering reimbursement for costs incurred on the contract to date and for costs associated with the temporary stoppage of work on the contract. However, such temporary stoppages and delays could introduce inefficiencies for which we may not be able to negotiate full recovery from the U.S. Government, and could ultimately result in termination for convenience or reduced future orders on certain contracts. Additionally, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts, even if the U.S. Government is unable to make timely payments.

Insurance

We maintain a $2 million general liability insurance policy, a $100 million products liability insurance policy, and a $5 million umbrella liability insurance policy.  Additionally, we maintain a $10 million director and officers’ insurance policy. We believe this coverage is adequate for the types of products presently marketed because of the strict inspection standards imposed on us by our customers before they take possession of our products.  Additionally, the Federal Acquisition Regulations generally provide that we will not be held liable for any loss of or damage to property of the government that occurs after the government accepts delivery of our products and that results from any defects or deficiencies in our products unless the liability results from willful misconduct or lack of good faith on the part of our managerial personnel.

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

Employees

As of March 8, 2013, we had 201 full-time employees.  We employ temporary personnel with specialized disciplines on an as-needed basis.  None of our employees are members of a union.  We believe that our relations with our employees are good.

Item 1A.  RISK FACTORS
In addition to other risks and uncertainties described in this Annual Report, the following material risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.  As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements.

Risks related to our business

We depend on government contracts for a significant portion of our revenues.

We are a supplier, either directly or as a subcontractor, to the U.S. government and its agencies, principally the U.S. Air Force.  Seven percent of revenue for 2012, 9% of revenue for 2011 and 10% of revenue for 2010 was derived from prime government contract sales.  In addition, government subcontracts accounted for 63% of our revenue in 2012, 77% of our revenue in 2011 and 73% of our revenue in 2010.  We depend on government contracts for a significant portion of our business.  If we are suspended or barred from contracting with the U.S. government, if our reputation or relationship with individual federal agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially adversely affected.

We face risks relating to government contracts.

The funding of U.S. Government programs is subject to congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds on a fiscal year basis even though a program may extend over several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced in  budgets approved by Congress or be included in the scope of separate supplemental appropriations.  In the event that appropriations for any of our programs becomes unavailable, or is reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the U.S. Government, which could have a material adverse effect on our future sales under such program, and on our financial position, results of operations and cash flows.

The impact, severity and duration of the current U.S. economic situation, the sweeping economic plans adopted by the U.S. Government, and pressures on the federal budget could also adversely affect the total funding and/or funding for individual programs.  The U.S. Government has been unable to reach agreement on budget reduction measures required by the Budget Control Act of 2011 (the "Budget Act") passed by Congress. Congress and the Administration failed to take action by March 1, 2013 therefore the Budget Act triggered automatic reductions in both defense and discretionary spending (commonly known as “sequestration”). While the impact of sequestration is yet to be determined, automatic across-the-board cuts would approximately double the $487 billion top-line reduction already reflected in the defense funding over a ten-year period, with a $52 billion reduction occurring in the government’s fiscal year 2013. The resulting automatic across-the-board budget cuts by sequestration could have significant adverse consequences for our industry. Sequestration may reduce funding for programs in which we participate or delay or cancel programs, which could have a material adverse effect on our business, financial condition and results of operations.

We also cannot predict the impact of potential changes in priorities due to military transformation and planning and/or the nature of war-related activity on existing, follow-on or replacement programs. A shift of government priorities to programs in which we do not participate and/or reductions in funding for or the termination of programs in which we do participate, unless offset by other programs and opportunities, could have a material adverse effect on our financial position, results of operations and cash flows.

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

If our subcontractors or suppliers fail to perform their contractual obligations, our contract performance and our ability to obtain future business could be materially and adversely impacted.

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

Operating margin is adversely affected when contract costs that cannot be billed to customers are incurred.  This cost growth can occur if estimates to complete a contract increase due to technical challenges or if initial estimates used for calculating the contract price were incorrect.  The cost estimation process requires significant judgment and expertise. Reasons for cost growth may include unavailability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance, availability and timing of funding from the customer, natural disasters, and the inability to recover any claims included in the estimates to complete.  A significant change in cost estimates on one or more programs could have a material effect on the company’s financial position or results of operations.

We use estimates when accounting for contracts.  Changes in estimates could affect our profitability and our overall financial position.

We recognize revenue from our contracts over the contractual period under the percentage-of-completion (POC) method of accounting.  Under the POC method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract.  Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned “Costs and estimated earnings in excess of billings on uncompleted contracts.”  Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned “Billings in excess of costs and estimated earnings on uncompleted contracts.”  Changes to the original estimates may be required during the life of the contract.  Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in the financial statements in the period the change becomes known.  The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods.  As a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by us during any reporting period.  We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however, there is no assurance that our estimates will be accurate.  If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods.  Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to pay taxes until the reported earnings materialize to actual cash receipts.

If the contracts associated with our backlog were terminated, our financial condition would be adversely affected.

The maximum contract value specified under each government contract that we enter into is not necessarily indicative of the revenues that we will realize under that contract.  Because we may not receive the full amount we expect under a contract, we may not accurately estimate our backlog because the earnings of revenues on programs included in backlog may never occur or may change.  Cancellations of pending contracts or terminations or reductions of contracts in progress could have a material adverse effect on our business, prospects, financial condition or results of operations.  As of December 31, 2012, our backlog was approximately $355 million, of which 15% was funded and 85% was unfunded.

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

Our management determined that as of December 31, 2012, our internal control over financial reporting was effective based on criteria created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) set forth in Internal Control – Integrated Framework (1992).  However, if material weaknesses are identified in our internal control over financial reporting in the future, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to implement remedial measures.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Such remedial measures could be expensive and time consuming and could potentially cause investors to lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

We incur risk associated with new programs

New programs with new technologies typically carry risks associated with design changes, development of new production tools, increased capital and funding commitments, ability to meet customer specifications, delivery schedules and unique contractual requirements, supplier performance, ability of the customer to meet its contractual obligations to us, and our ability to accurately estimate costs associated with such programs.  In addition, any new program may not generate sufficient demand or may experience technological problems or significant delays in the regulatory or other certification or manufacturing and delivery schedule.  If we were unable to perform our obligations under new programs to the customer’s satisfaction, if we were unable to manufacture products at our estimated costs, or if a new program in which we had made a significant investment was terminated or experienced weak demand, delays or technological problems, then our business, financial condition and results of operations could be materially adversely affected.  This risk includes the potential for default, quality problems, or inability to meet specifications, as well as our inability to negotiate final pricing for program changes, and could result in low margin or forward loss contracts, and the risk of having to write-off costs and estimated earnings in excess of billings on uncompleted contracts if it were deemed to be unrecoverable over the life of the program.  In addition, beginning new work on existing programs also carries risk associated with the transfer of technology, knowledge and tooling.

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

Item 1B.                       UNRESOLVED STAFF COMMENTS

None.

Item 2.                          PROPERTIES

CPI Aerostructures’ executive offices and production facilities are situated in an approximate 171,000 square foot building located at 91 Heartland Blvd., Edgewood, New York 11717.  CPI Aerostructures occupies this facility under a ten-year lease that commenced in June, 2011.  The current monthly base rent is $129,507, including real estate taxes.

Item 3.                         LEGAL PROCEEDINGS

None.

Item 4.                        MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are listed on the NYSE Mkt under the symbol CVU.  The following table sets forth for 2012 and 2011, the high and low sales prices of our common shares for the periods indicated, as reported by the NYSE Mkt.

Period	High	Low
2011
Quarter Ended March 31, 2011	$15.34	$11.89
Quarter Ended June 30, 2011	$15.60	$12.60
Quarter Ended September 30, 2011	$14.97	$9.45
Quarter Ended December 31, 2011	$14.34	$9.77
2012
Quarter Ended March 31, 2012	$16.42	$11.59
Quarter Ended June 30, 2012	$16.40	$10.64
Quarter Ended September 30, 2012	$12.68	$10.50
Quarter Ended December 31, 2012	$11.50	$9.36

On March 8, 2013, the closing sale price for our common shares on the NYSE Mkt was $8.55. On March 8, 2013, there were 200 holders of record of our common shares and, we believe, over 2,200 beneficial owners of our common shares.

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

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There have been no sales of unregistered sales of our equity securities for the three months ended December 31, 2012.  The following table sets forth information for the three months ended December 31, 2012 with respect to repurchases of our outstanding common stock:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2012 – October 31, 2012	—	—	—	—
November 1, 2012 – November 30, 2012	—	—	—	—
December 1, 2012 – December 31, 2012	20,935	20,935	—	—
Total	20,935	20,935	—	—

(1)
Represents shares that were delivered to the Company pursuant to provisions of a stock option agreement and the Performance Equity Plan 2009, which permit payment of the exercise price of options in shares of common stock delivered to the Company.

Equity Compensation Plan Information

The following table sets forth certain information at December 31, 2012 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuanc e under Equity Compensation Plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	495,517	$9.33	324,483

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth our financial data as of the dates and for the periods indicated.  The data has been derived from our audited financial statements.  The selected financial data should be read in conjunction with our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Statement of Operations Data:	Years Ended December 31,
	2012	2011	2010	2009	2008

Revenue	$ 89,272,582	$ 74,135,669	$ 43,990,784	$ 43,906,825	$ 35,588,831

Cost of sales	65,039,969	55,325,729	37,877,960	32,597,208	27,065,243

Gross profit	24,232,613	18,809,940	6,112,824	11,309,617	8,523,588

Selling, general and administrative expenses	7,322,630	7,931,586	5,415,292	5,197,663	4,717,080

Income from operations	16,909,983	10,878,354	697,532	6,111,954	3,806,508

Other income (expense):
Interest/ other income	31,520	4,065	3,770	2,014	78,952
Interest expense	(416,373)	(343,491)	(158,406)	(252,961)	(31,847)
Total other income (expense), net	(384,853)	(339,426)	(154,636)	(250,947)	47,105

Income before provision for income taxes	16,525,130	10,538,928	542,896	5,861,007	3,853,613
Provision for income taxes	5,514,000	3,122,000	13,000	1,915,000	1,263,000

Net income	$11,011,130	$7,416,928	$529,896	$3,946,007	$2,590,613

Income per common share – basic	$1.43	$1.08	$0.08	$0.66	$0.44

Income per common share – diluted	$1.40	$1.04	$0.08	$0.64	$0.42

Basic weighted average number of common shares outstanding	7,721,304	6,869,624	6,489,942	5,994,326	5,952,703

Diluted weighted average number of common shares outstanding	7,865,090	7,133,604	6,736,501	6,156,628	6,203,789

Balance Sheet Data:		At December 31,
	2012	2011	2010	2009	2008

Cash	$2,709,803	$878,200	$823,376	$2,224,825	$424,082

Costs and estimated earnings in excess of billings on uncompleted contracts	108,909,844	79,126,828	47,165,166	43,018,221	37,865,016

Total current assets	119,354,056	85,209,924	54,747,455	51,098,046	41,823,767

Total assets	124,883,516	89,056,573	56,457,187	52,537,131	43,351,506

Total current liabilities	39,645,331	33,023,488	10,370,285	11,979,596	6,688,372

Working capital	79,708,725	52,186,436	44,377,170	39,118,450	35,135,395

Short-term debt	24,550,564	16,987,380	1,485,008	2,836,592	920,668

Long-term debt	3,209,873	889,239	1,190,097	1,801,357	2,401,206

Shareholders’ equity	80,594,199	54,026,207	44,670,443	38,517,514	33,983,150

Total liabilities and shareholders’ equity	124,883,516	89,056,573	56,457,187	52,537,131	43,351,506

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

Business Operations

We are engaged in the contract production of structural aircraft parts principally for the U.S. Air Force and other branches of the U.S. armed forces, either as a prime contractor or as a subcontractor for other defense prime contractors. We also act as a subcontractor to prime aircraft manufacturers in the production of commercial aircraft parts.

We also operate as a subcontractor to prime contractors in the production of commercial aircraft parts.

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

Results of Operations

Year Ended December 31, 2012 as Compared to the Year Ended December 31, 2011

Revenue.  Revenue for the year ended December 31, 2012 was $89,272,582 compared to $74,135,669 for the same period last year, representing an increase of $15,136,913 or 20.4%.  The increase in revenue is primarily the result of work performed on our three major subcontract awards won in 2008.  The Gulfstream G650, Boeing A-10 and NGC E-2D programs accounted for 17.6%, 16.7% and 25.5%, of our revenue in 2012, respectively.

Overall, revenue generated from prime government contracts for the year ended December 31, 2012 was $6,239,286 compared to $6,740,870 for the year ended December 31, 2011, a decrease of $501,585 or 7.4%.  This decrease is consistent with our strategy, as we transition away from being a prime government contractor.

Revenue generated from government subcontracts for the year ended December 31, 2012 was $56,357,371 compared to $57,199,673 for the year ended December 31, 2011, a decrease of $842,302 or 1%.

Revenue generated from commercial contracts was $26,675,925 for the year ended December 31, 2012 compared to $10,195,126 for the year ended December 31, 2011, an increase of $16,480,799 or 162%.  This increase is primarily the result of higher production rates on the G650, as well as revenue from new production programs such as the HondaJet advanced light business jet.  We expect that commercial programs will generate a larger percentage of our overall revenue in the next year, as other new commercial programs increase production.

During the year ended December 31, 2012, we received approximately $81.6 million of new contract awards, which included approximately $.4 million of government prime contract awards, approximately $74.7 million of government subcontract awards and approximately $6.5 million of commercial contract awards, compared to $83.6 million of new contract awards in 2011, which included $11.7 million of government prime contract awards, $24.8 million of government subcontract awards and $47.1 million of commercial contract awards.

Gross profit.  Gross profit for the year ended December 31, 2012 was $24,232,613 compared to $18,809,940 for the year ended December 31, 2011, an increase of $5,422,673.  Gross profit percentage (“gross margin”) for the year ended December 31, 2012 was 27.1% compared to 25.4% for the same period last year.  The gross margin percentage was within 10 basis points of our expected gross margin range of 25%-27%.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the year ended December 31, 2012 were $7,322,630 compared to $7,931,586 for the year ended December 31, 2011, a decrease of $608,956, or 7.7%.  This decrease was primarily due to an approximately $423,000 decrease in board of directors fees, which is in line with our expectations, as we changed our non-employee director compensation plan, which limits the expenses related to stock options, a $242,000 decrease in moving expenses, which was a one-time expense related to our move to larger facilities in December 2011 and a $143,000 decrease in consultants, offset by a $238,000 increase in accounting and legal fees.

Interest expense. Interest expense for the year ended December 31, 2012 was $416,373, compared to $343,491 for 2011, an increase of $72,882 or 21%. The increase in interest expense is the result of an increase in outstanding debt during 2012 as compared to 2011.

Income from operations.  We had income from operations for the year ended December 31, 2012 of $16,909,983 compared to $10,878,354 for the year ended December 31, 2011.  The increase in operating income was predominately the result of the increased revenue and gross margin discussed earlier.

Year Ended December 31, 2011 as Compared to the Year Ended December 31, 2010

Revenue.  Revenue for the year ended December 31, 2011 was $74,135,669 compared to $43,990,784 for the same period last year, representing an increase of $30,144,885 or 68.5%.  The increase in revenue is primarily the result of work performed on our three major subcontract awards won in 2008.  The Gulfstream G650, Boeing A-10 and NGC E-2D programs accounted for 11%, 30% and 26% of our revenue in 2011, respectively.

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

Revenue generated from commercial contracts was $10,195,126 for the year ended December 31, 2011 compared to $7,556,114 for the year ended December 31, 2010, an increase of $2,639,012 or 35%.  This increase is primarily the result of higher production rates on the G650.

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

Gross profit.  Gross profit for the year ended December 31, 2011 was $18,809,940 compared to $6,112,824 for the year ended December 31, 2010, an increase of $12,697,116.  Gross profit percentage (“gross margin”) for the year ended December 31, 2011 was 25.4% compared to 13.9% for the same period last year.  Gross margin for 2010 was negatively affected by a change in estimate on a long term program.  Gross margin for 2011 has returned to a more normal level, and is within the Company’s expected range.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the year ended December 31, 2011 were $7,931,586 compared to $5,415,292 for the year ended December 31, 2010, an increase of $2,516,294, or 46%.  This increase was primarily due to an approximately $664,000 increase in accrued bonuses, a $463,000 increase in board of directors fees, $263,000 of expenses related to moving to our new facility, a $226,000 increase in computer expenses, a $200,000 increase in salaries and a $111,000 increase in office expense.  The increase in board of directors fees was the result of an increase in fair market value of the options granted to the non-employee board members as compensation.  The increase in salaries is the result of higher employee count as well as normal salary increases.  The increase in accrued bonus is the result of higher executive officer bonus computed pursuant to the executive officer employment agreements.

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

Business Outlook

Because of the uncertainty of sequestration, which has existed in the military aerospace business environment since mid-2012, we have experienced slower than expected new business awards and releases that were expected on long-term programs that have been delayed.  As a result, we project that 2013 revenue and earnings will be lower than 2012 and the results will be similar to those of 2011.  We further expect that product shipments will be greater in 2013 than in 2012 as many of our programs transition from development to production. These increasing shipments, combined with less spending for startup costs associated with new contracts and a decline in non-recurring expenses on our maturing programs, is expected to result in positive cash flow from operations.

The statements in the “Business Outlook” section and other forward-looking statements of this Form 10-K are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times.

Liquidity and Capital Resources

General. At December 31, 2012, we had working capital of $79,708,725 compared to $52,186,436 at December 31, 2011, an increase of $27,522,289, or 53%.

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

Our costs and estimated earnings in excess of billings increased by approximately $29.8 million during the year ended December 31, 2012.  The Boeing A-10 contract accounted for approximately $10.4 million of this increase.  Although this contract does provide for milestone billings, the program has reached the end of the milestone billing phase and as such we are no longer able to invoice this program on a progress basis.  Additionally, Boeing has made engineering changes to parts under contract with us.  We have not yet completed pricing negotiations related to these changes.  We are contractually obligated to continue production on these parts; however, we are not able to invoice for the expected full value until price negotiations are completed.

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

Additionally, at December 31, 2012, our cash balance was $2,709,803 compared to $878,200 at December 31, 2011, an increase of $1,831,603.  Our accounts receivable balance at December 31, 2012 increased to $8,287,250 from $4,285,570 at December 31, 2011.  As of December 31, 2012 approximately $1,512,000 of accounts receivable are classified as non-current other assets.

Bank Credit Facilities. In August 2007, we entered into a revolving credit facility with Sovereign Bank (the “Sovereign Revolving Facility”), secured by all of our assets.

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

On September 1, 2011, the Company entered into a sixth amendment to the Sovereign Revolving Facility, providing for a $3.0 increase until November 30, 2011 of the existing revolving credit facility, from an aggregate of $10.0 million to an aggregate of $13.0 million.

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

On December 5, 2012, the Company entered into an Amended and Restated Credit Agreement with Sovereign Bank as the sole arranger, administrative agent and collateral agent and Valley National Bank.  The Restated Agreement provides for a revolving credit loan commitment, which replaces the Sovereign Revolving Facility, of $35 million and a term loan of $3.9 million.  The term of the Restated Agreement is through December 2016.  The Restated Agreement increases the availability under, and amends and restates the Credit Agreement, dated as of August 13, 2007, as subsequently amended, between the Company and Sovereign Bank (the “Prior Agreement”), which provided for a revolving credit loan commitment and two term loans.  One of the term loans under the Prior Agreement was refinanced as a revolving credit loan under the Restated Agreement.  The other term loan and the revolving credit loans under the Prior Agreement continued as a term loan and revolving credit loan under the Restated Agreement.

As of December 31, 2012, the Company was in compliance with all financial covenants contained in the Credit Agreement.

As of December 31, 2012, the Company had $23.5 million outstanding under the Restated Agreement.  As of December 31, 2011, the Company had $16.1 million outstanding under the Sovereign Revolving Facility.

On October 22, 2008, we obtained a $3 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility”).  Prior to entering into the term loan we had borrowed $2.5 million under the Sovereign Revolving Facility to fund the initial tooling costs related to the previously mentioned long-term contract with Spirit.  We used the proceeds from the Sovereign Term Facility to repay the borrowings under the Sovereign Revolving Facility and to pay for additional tooling related to the Spirit contract.  This term loan was refinanced as a revolving credit loan under the Restated Agreement of December 5, 2012.

On March 9, 2012, the Company obtained a $4.5 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility 2”). Sovereign Term Facility 2 was used to purchase tooling and equipment for new programs.  Sovereign Term Facility 2 bears interest at the lower of LIBOR plus 3% or Sovereign Bank’s prime rate.

The terms and conditions of the Sovereign Revolving Facility are applicable to the Sovereign Term Facility.

Additionally, the Company and Sovereign Bank entered into a five year interest rate swap agreement, in the notional amount of $4.5 million.  Under the interest rate swap, the Company pays an amount to Sovereign Bank representing interest on the notional amount at a fixed rate of 4.11% and receives an amount from Sovereign Bank representing interest on the notional amount of a rate equal to the one-month LIBOR plus 3%.  The effect of this interest rate swap will be the Company paying a fixed interest rate of 4.11% over the term of the Sovereign Term Facility 2.

We believe that our existing resources, together with the availability under our credit facility, will be sufficient to meet our current working capital needs for at least the next 12 months.

Contractual Obligations. The table below summarizes information about our contractual obligations as of December 31, 2012 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

Contractual Obligations	Payments Due By Period ($)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$3,900,000	$900,000	$1,800,000	$1,200,000	-
Capital Lease Obligations	410,437	200,564	172,470	37,403	-
Operating Leases	15,521,140	1,554,080	3,154,289	3,239,849	$7,572,922
Employment Agreement Compensation**	1,807,500	884,500	923,000	-	-
Interest Rate Swap Agreement	60,516	-	60,516	-	-
Total Contractual Cash Obligations	$21,699,593	$3,539,144	$6,110,275	$4,477,252	$7,572,922

**The employment agreements provide for bonus payments that are excluded from these amounts.

Inflation. Inflation historically has not had a material effect on our operations.

Item 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)).  Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

There were no material changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The report called for by Item 308(a) of Regulation S-K is included herein as “Management’s Report on Internal Control Over Financial Reporting.”

The attestation report called for by Item 308(b) of Registration S-K is included herein as “Report of Independent Registered Public Accounting Firm”.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses.  Based on the evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our independent registered public accounting firm, CohnReznick LLP, audited our internal control over financial reporting as of December 31, 2012.  CohnReznick LLP’s report dated March 13, 2013 expressed an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
CPI Aerostructures, Inc.

We have audited CPI Aerostructures, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial  statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of CPI Aerostructures, Inc. as of December 31, 2012 and 2011, and the related statements of income and comprehensive income, shareholders’ equity and cash flows of CPI Aerostructures, Inc. for each of the three years in the period ended December 31, 2012, and our report dated March 13, 2013 expressed an unqualified opinion.

/s/CohnReznick LLP
Jericho, New York
March 13, 2013

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

See Item 14.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Items 10, 11, 12, 13 and 14 will be contained in our definitive proxy statement for our 2013 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Exchange Act, and incorporated herein by reference.

PART IV

Item 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1. The following financial statements are filed as a part of this report:

      Report of Independent Registered Public Accounting Firm
      Balance Sheets as of December 31, 2012 and 2011
      Statements of Income and Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010
      Statements of Shareholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010
      Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010
      Notes to Financial Statements

 2. The following financial statement schedules are filed as part of this report:

Schedule II -Valuation and Qualifying Accounts-Allowance for Doubtful Accounts

3. The following exhibits are filed as part of this report:
Exhibit Number	Name of Exhibit	No. in Document
3.1	Certificate of Incorporation of the Company, as amended. (1)	3.1
3.1(a)	Certificate of Amendment of Certificate of Incorporation filed on July 14, 1998. (3)	3.1(a)
3.2	Amended and Restated By-Laws of the Company. (11)	3.2
10.1	1995 Employee Stock Option Plan. (2)	10.4
10.2	Form of military contract. (1)	10.7
10.3	1998 Performance Equity Plan. (3)	10.28
10.4	Performance Equity Plan 2000. (4)	10.29
10.4.1	Amendment to Performance Equity Plan 2000 (9)	10.6.1
*10.5	Stock Option Agreement between the Company and Edward J. Fred, dated June 18, 2002. (6)	10.56
10.6	Registration Rights Agreement between the Company and Chemical Investments dated February 26, 2002, as assigned to Crescendo Partners, II. (7)	10.27
10.6.1	Schedule of Omitted Document in the form of Exhibit 10.9, including material detail in which such document differs from Exhibit 10.9. (7)	10.27.1
*10.7	Stock Option agreement between Vincent Palazzolo and the Company, dated as of May 17, 2004 (8)	10.22
*10.8	Employment Agreement between Vincent Palazzolo and the Company, dated as of December 16, 2009. (10)	10.2

*10.9	Stock Option Agreement between the Company and Vincent Palazzolo, dated December 1, 2006 (9)	10.24
*10.10	Amended and Restated Employment Agreement between Edward J. Fred and the Company, dated December 16, 2009. (10)	10.1
10.11	Credit Agreement between CPI Aerostructures, Inc., and Sovereign Bank, dated as of August 13, 2007 (12)	10.23
10.12	Commercial Security Agreement, dated August 13, 2007, between CPI Aerostructures, Inc., Grantor, and Sovereign Bank, Lender (12)	10.24
10.13	First Amendment to Credit Agreement, dated as of October 22, 2008, by and between CPI Aerostructures, Inc. and Sovereign Bank (15)	10.16
10.14	ISDA 2002 Master Agreement and Schedule, dated as of October 22, 2008, between Sovereign Bank and CPI Aerostructures, Inc. (15)	10.17
10.15	Second Amendment to Credit Agreement, dated as of July 7, 2009, by and between CPI Aerostructures, Inc. and Sovereign Bank (14)	10.1
*10.16	Employment Agreement between Douglas McCrosson and the Company, dated as of December 16, 2009. (10)	10.3
10.17	Performance Equity Plan 2009 (16)
10.18	Third Amendment to Credit Agreement, dated as of May 26, 2010, by and between CPI Aerostructures, Inc. and Sovereign Bank (17)	10.1
10.19	Fifth Amendment to Credit Agreement, dated as of May 11, 2011, by and between CPI Aerostructures, Inc. and Sovereign Bank (18)	10.1
10.20	Agreement of Lease, dated June 30, 2011, between Heartland Boys II L.P. and CPI Aerostructures Inc. (19)	10.1
10.21	Sixth Amendment to Credit Agreement, dated as of September 1, 2011, by and between CPI Aerostructures, Inc. and Sovereign Bank (20)	10.1
*10.22	Letter Amendment to Employment Agreement, dated November 4, 2011, from the Company to Edward J. Fred (21)	10.1
*10.23	Letter Amendment to Employment Agreement, dated November 4, 2011, from the Company to Vincent Palazzolo (21)	10.2
*10.24	Letter Amendment to Employment Agreement, dated November 4, 2011, from the Company to Douglas McCrosson (21)	10.3
10.25	Seventh Amendment to Credit Agreement, dated as of November 29, 2011, by and between CPI Aerostructures, Inc. and Sovereign Bank (22)	10.1
10.26	Eighth Amendment to Credit Agreement, dated as of March 9, 2012 by and between CPI Aerostructures, Inc. and Sovereign Bank, N.A. (23)	10.1
10.27	Underwriting Agreement, dated June 8, 2012 between CPI Aerostructures, Inc., Selling Stockholders and Roth Capital Partners, LLC, as representative (24)	10.1
10.28	Amended and Restated Credit Agreement, dated as of December 5, 2012, among CPI Aerostructures, Inc., the several lenders from time to time party thereto, and Sovereign Bank, N.A. (25)	10.1
**12	Statement re Computation of Ratios
14	Code of Business Conduct and Ethics (13)
**21	Subsidiaries of the Registrant
**23.1	Consent of CohnReznick LLP
**31.1	Certificatiom of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certificatiom of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Management compensation contract or arrangement.

**Filed herewith.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-49270) declared effective on September 16, 1992 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for year ended December 31, 1995 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.
(5)	Filed as an exhibit to Schedule 13D filed on behalf of Edward J. Fred on October 19, 2001 and incorporated herein by reference.
(6)	Filed as an exhibit to Schedule 13D filed on behalf of Edward J. Fred on July 12, 2002 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-101902) declared effective on February 12, 2003 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated May 24, 2004 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 1, 2006 and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 21, 2009 and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 2007 and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 13, 2009 and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.
(16)	Included as Appendix A to the Company’s Proxy Statement filed on April 30, 2009.
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
(20)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated September 2, 2011 and incorporated herein by reference
(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 7, 2011 and incorporated herein by reference
(22)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 30, 2011 and incorporated herein by reference
(23)	Filed as an exhibit to the Company's Current Report on Form 8-K dated March 12, 2012 and incorporated herein by reference
(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated June 8, 2012 and incorporated herein by reference
(25)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 6, 2012 and incorporated herein by reference

CPI AEROSTRUCTURES, INC.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:
Balance Sheets as of December 31, 2012 and 2011	F-2
Statements of Income and Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010	F-3
Statements of Shareholders’ Equity for the Years Ended
December 31, 2012, 2011 and 2010	F-4
Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010	F-5
Notes to Financial Statements	F-6 - F-18

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
CPI Aerostructures, Inc.

We have audited the accompanying balance sheets of CPI Aerostructures, Inc. as of December 31, 2012 and 2011, and the related statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the financial statements included the financial statement schedule listed in the index appearing under Item 15.  CPI Aerostructures, Inc.’s management is responsible for these financial statements and the financial statement schedule. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CPI Aerostructures, Inc. as of December 31, 2012 and 2011, and its results of operations and cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CPI Aerostructures, Inc.’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2013, expressed an unqualified opinion on the effectiveness of CPI Aerostructures, Inc.’s  internal control over financial reporting.

/s/CohnReznick LLP

Jericho, New York
March 13, 2013

CPI AEROSTRUCTURES, INC.

BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash	$2,709,803	$878,200
Accounts receivable, net	6,774,346	4,285,570
Costs and estimated earnings in excess of billings on uncompleted
contracts Deferred income taxes	108,909,844 534,000	79,126,828 257,000
Prepaid expenses and other current assets	426,063	662,326
Total current assets	119,354,056	85,209,924

Property and equipment, net	2,907,476	2,629,569
Deferred income taxes	1,001,000	1,105,000
Other assets	1,620,984	112,080
Total Assets	$124,883,516	$89,056,573

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,286,558	$11,998,244
Accrued expenses	943,356	994,398
Billings in excess of costs and estimated earnings on uncompleted contracts	656,853	116,466
Current portion of long-term debt	1,100,564	887,380
Line of credit	23,450,000	16,100,000
Deferred income taxes	102,000	125,000
Income taxes payable	106,000	2,802,000
Total current liabilities	39,645,331	33,023,488

Long-term debt, net of current portion Deferred income taxes	3,209,873 867,000	889,239 660,000
Other liabilities	567,113	457,639
Total Liabilities	44,289,317	35,030,366

Commitments

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, issued 8,371,439 and 7,079,638 shares, respectively, and
outstanding 8,371,439 and 6,946,381 shares, respectively	8,371	7,080
Additional paid-in capital	49,780,673	35,346,273
Retained earnings	30,845,982	19,834,852
Accumulated other comprehensive loss	(40,827)	(21,772)
Treasury stock, 0 and 133,257 shares, respectively,
of common stock (at cost)	---	(1,140,226)
Total Shareholders’ Equity	80,594,199	54,026,207
Total Liabilities and Shareholders’ Equity	$124,883,516	$89,056,573

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years ended December 31,	2012	2011	2010

Revenue	$89,272,582	$74,135,669	$43,990,784

Cost of sales	65,039,969	55,325,729	37,877,960

Gross profit	24,232,613	18,809,940	6,112,824

Selling, general and administrative expenses	7,322,630	7,931,586	5,415,292
Income from operations	16,909,983	10,878,354	697,532

Other income (expense):
Interest/other income	31,520	4,065	3,770
Interest expense	(416,373)	(343,491)	(158,406)
Total other income (expense), net	(384,853)	(339,426)	(154,636)
Income before provision for income taxes	16,525,130	10,538,928	542,896

Provision for income taxes	5,514,000	3,122,000	13,000

Net income	11,011,130	7,416,928	529,896

Other comprehensive income (loss),
net of tax
Change in unrealized gain (loss)-
Interest rate swap	(19,055)	23,632	7,470

Comprehensive income	$10,992,075	$7,440,560	$537,366
Income per common share-Basic	$1.43	$1.08	$0.08

Income per common share-Diluted	$1.40	$1.04	$0.08

Shares used in computing earnings per common share:
Basic	7,721,304	6,869,624	6,489,942
Diluted	7,865,090	7,133,604	6,736,501

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2012, 2011 and 2010

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance at January 1, 2010	6,122,524	$6,123	$27,369,043	$11,888,028	$(692,806)	$(52,874)	$38,517,514
Net Income	----	----	----	529,896	----	----	529,896
Change in unrealized loss from interest rate swap	----	----	----	----	----	7,470	7,470
Common stock issued in share offering	500,000	500	3,529,041	----	----	----	3,529,541
Common stock issued upon exercise of options	272,000	272	1,389,678	----	----	----	1,389,950
Common stock issued as employee compensation	17,046	17	126,846	----	----	----	126,863
Stock based compensation expense Tax benefit from stock option plans	---- ----	---- ----	553,629 304,000	---- ----	---- ----	---- ----	553,629 304,000
Treasury stock acquired	----	----	----	----	(288,420)	----	(288,420)
Balance at December 31, 2010	6,911,570	6,912	33,272,237	12,417,924	(981,226)	(45,404)	44,670,443
Net Income	----	----	----	7,416,928	----	----	7,416,928
Change in unrealized loss from interest rate swap	----	----	----	----	----	23,632	23,632
Common stock issued upon exercise of options	165,333	165	614,282	----	----	----	614,447
Common stock issued as employee compensation	2,735	3	36,154	----	----	----	36,157
Stock based compensation expense	----	----	985,600	----	----	----	985,600
Tax benefit from stock option plans	----	----	438,000	----	----	-----	438,000
Treasury stock acquired	----	----	----	----	(159,000)	----	(159,000)
Balance at December 31, 2011	7,079,638	7,080	35,346,273	19,834,852	(1,140,226)	(21,772)	54,026,207
Net Income	----	----	----	11,011,130	----	----	11,011,130
Change in unrealized loss from interest rate swap	----	----	----	----	----	(19,055)	(19,055)
Common stock issued in share offering	1,195,750	1,195	13,322,499	----	----	----	13,323,694
Common stock issued upon exercise of options	210,143	210	1,290,305	----	----	----	1,290,515
Common stock issued as employee compensation	19,165	19	266,032	----	----	----	266,051
Stock based compensation expense	----	----	382,657	----	----	----	382,657
Tax benefit from stock option plans	---	---	313,000	--	---	---	313,000
Treasury stock retired	(133,257)	(133)	(1,140,093)	----	1,140,226	----	---
Balance at December 31, 2012	8,371,439	$8,371	$49,780,673	$30,845,982	---	$(40,827)	$80,594,199

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF CASH FLOWS

Years ended December 31,	2012	2011	2010
Cash flows from operating activities:
Net income	$11,011,130	$7,416,928	$529,896
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation and amortization	623,795	591,373	386,394
Deferred rent	90,419	266,909	(4,832)
Stock-based compensation expense	382,657	985,600	553,629
Common stock issued as employee compensation	37,761	36,157	27,168
Deferred portion of provision for income taxes	11,000	(103,000)	(265,000)
Tax benefit for stock options Bad debts	(313,000) (50,000)	(438,000) 75,000	(304,000) ---
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,951,680)	1,791,974	(878,612)
Increase in costs and estimated earnings in excess of billings
on uncompleted contracts	(29,783,016)	(31,942,776)	(4,136,426)
Decrease (increase) in prepaid expenses and other current assets	240,263	(8,220)	(125,853)
Increase in accounts payable and accrued expenses	1,465,562	4,423,371	2,199,337
(Decrease) increase in income taxes payable	(2,383,000)	3,105,994	(1,930,368)
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	540,387	97,580	(10,519)
Net cash used in operating activities	(22,077,722)	(13,701,110)	(3,959,186)
Cash flows from investing activities:
Purchase of property and equipment	(825,110)	(1,587,898)	(300,803)

Net cash used in investing activities	(825,110)	(1,587,898)	(300,803)

Cash flows from financing activities:
Proceeds from exercise of stock options Proceeds from sale of common stock	1,290,515 13,323,694	455,447 ---	1,101,529 3,529,541
Payment of line of credit	(4,000,000)	---	(2,200,000)
Proceeds from line of credit	11,350,000	15,300,000	800,000
Payment of long-term debt	(2,042,774)	(849,615)	(676,530)
Proceeds from long-term debt	4,500,000	---	---
Tax benefit for stock options	313,000	438,000	304,000
Net cash provided by financing activities	24,734,435	15,343,832	2,858,540
Net increase (decrease) in cash	1,831,603	54,824	(1,401,449)
Cash at beginning of year	878,200	823,376	2,224,825
Cash at end of year	$2,709,803	$878,200	$823,376

Supplemental schedule of noncash investing and financing activities:
Equipment acquired under capital lease	$76,592	$751,129	$113,686
Settlement of other receivables	---	$30,000	$60,000
Accrued expenses settled in exchange for common stock	$228,290	---	$99,696
Stock options proceeds paid with Company’s stock	---	$159,000	$288,420
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$783,373	$366,491	$158,406
Cash paid for income taxes	$7,886,409	$180,000	$2,276,367

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

Reclassifications

Certain reclassifications of prior period balances have been made to conform to the current period presentation. The Company reclassified billings in excess of earnings from costs in excess of earnings,  which did not impact results of operations, cash flows or earnings per share.

Government Contracts

The Company’s government contracts are subject to the procurement rules and regulations of the US government.  Many of the contract terms are dictated by these rules and regulations.  Specifically, cost-based pricing is determined under the Federal Acquisition Regulation (“FAR”), which provide guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. government contracts. For example, costs such as those related to charitable contributions, advertising, interest expense, and public relations are unallowable, and therefore not recoverable through sales.  During and after the fulfillment of a government contract, the Company may be audited in respect of the direct and allocated indirect costs attributable thereto.  These audits may result in adjustments to the Company’s contract cost, and/or revenue.

When contractual terms allow, the Company invoices its customers on a progress basis.

Cash

 The Company maintains its cash in two financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation.  From time to time, the Company’s balances may exceed these limits.  As of December 31, 2012, the Company had approximately $1,749,000 of uninsured balances.  The Company limits its credit risk by selecting financial institutions considered to be highly credit worthy.

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

Property and Equipment

Depreciation and amortization of property and equipment is provided by the straight-line method over the shorter of estimated useful lives of the respective assets or the life of the lease, for leasehold improvements.

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

Long Lived Assets

The Company reviews its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  As a result of its review, the Company does not believe that any such change has occurred.  If such changes in circumstance are present, a loss is recognized to the extent the carrying value of the asset is in excess of the fair value of cash flows expected to result from the use of the asset and amounts expected to be realized upon its eventual disposition.

Short-Term Debt

The fair value of the Company’s short-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Using this method, the fair value of the Company’s short-term debt was not significantly different than the stated value at December 31, 2012 and 2011.

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

In October 2008, the Company entered into an interest rate swap with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt.  The notional amount, maturity date, and currency of these contracts match those of the underlying debt.  The Company has designated this interest rate swap contract as a cash flow hedge.  The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item.  No material ineffectiveness was recognized in 2012 and 2011.  As of December 31, 2012 and 2011, we had a net deferred loss associated with cash flow hedges of approximately $61,000 and $33,000, respectively, due to the interest rate swap which has been included in Other Liabilities.

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

Fair Value

At December 31, 2012 and 2011, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$27,760,437	$27,760,437	$17,876,619	$17,876,619

We estimated the fair value of debt using market quotes and calculations based on market rates.

CPI AEROSTRUCTURES, INC.

The following tables presents the fair values of liabilities measured on a recurring basis as of December 31, 2012 and 2011:

		Fair Value Measurements 2012
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$60,516	--	$60,516	--
Total	$60,516	--	$60,516	--

Fair Value Measurements 2011
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$ 32,988	--	$ 32,988	--
Total	$ 32,988	--	$ 32,988	--

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

As of December 31, 2012 and 2011, $60,516 and $32,988, respectively, was included in Other Liabilities related to the fair value of the Company’s interest rate swap, and $40,827 and $21,772, respectively, net of tax of $19,689 and $11,216, respectively, was included in Accumulated Other Comprehensive Loss.

Freight and Delivery Costs

The Company incurred freight and delivery costs of approximately $29,000, $92,000, $75,000, respectively, during the years ended December 31, 2012, 2011 and 2010. These costs are included in cost of sales.

Earnings Per Share

Basic earnings per common share is computed using the weighted-average number of shares outstanding.  Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 415,517 were used in the calculation of diluted earnings per common share in 2012. Incremental shares of 124,217 were not included in the diluted earnings per share calculations at December 31, 2012,  as their exercise price was in excess of the Company’s quoted market price  and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation. Incremental shares of 263,980 were used in the calculation of diluted earnings per common share in 2011. Incremental shares of 80,000 were not included in the diluted earnings per share calculations at December 31, 2011,  as their exercise price was in excess of the Company’s quoted market price  and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation.  Incremental shares of 246,559 were used in the calculation of diluted earnings per common share in 2010. Incremental shares of 75,000 were not included in the diluted earnings per share calculations at December 31, 2010,  as their exercise price was in excess of the Company’s quoted market price  and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation.

CPI AEROSTRUCTURES, INC.

Income taxes

Income taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  This update requires new disclosures about significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3.  This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements of a gross basis.  In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements.  This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  This update was effective for the Company’s interim and annual reporting periods beginning January 1, 2011.  The adoption of this pronouncement did not have any impact on the Company’s interim and annual reporting periods beginning January 1, 2011.  The adoption of this pronouncement did not have any impact on the Company’s financial statements and related disclosures.

In May 2011, the FASB issued guidance that amends Generally Accepted Accounting Principles (“U.S. GAAP”) to conform it with fair value measurement and disclosure requirements in International Financial Reporting Standards.  The amendments changed the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The provisions of this guidance are effective for the first reporting period (including interim periods) beginning after December 15, 2011.  The adoption of this pronouncement did not have any impact on the Company’s financial statements and related disclosures.

CPI AEROSTRUCTURES, INC.

2.    COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS
At December 31, 2012, costs and estimated earnings in excess of billings on uncompleted contracts (unbilled) consist of:

	U.S. Government	Commercial	Total

Costs incurred on uncompleted contracts	$214,888,101	$42,636,753	$257,524,854
Estimated earnings	85,320,636	23,782,285	109,102,921
	300,208,737	66,419,038	366,627,775
Less billings to date	215,743,090	42,631,694	258,374,784
Costs and estimated earnings in excess of billings on uncompleted contracts	$84,465,647	$23,787,344	$108,252,991

At December 31, 2011, costs and estimated earnings in excess of billings on uncompleted contracts (unbilled) consist of:
	U.S. Government	Commercial	Total

Costs incurred on uncompleted
Contracts	$162,233,699	$24,713,310	$186,947,009
Estimated earnings	72,883,505	15,029,802	87,913,307
	235,117,204	39,743,112	274,860,316
Less billings to date	171,694,325	24,155,629	195,849,954
Costs and estimated earnings in excess of billings on uncompleted contracts	$63,422,879	$15,587,483	$79,010,362

The above amounts are included in the accompanying balance sheets under the following captions at December 31, 2012 and December 31, 2011:

	2012	2011
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 108,909,844	$ 79,126,828
Billings in excess of costs and estimated earnings on
uncompleted contracts	(656,853)	(116,466)

Totals	$ 108,252,991	$ 79,010,362
Unbilled costs and estimated earnings are billed in accordance with applicable contract terms.  As of December 31, 2012, approximately $20 million of the balances above are not expected to be collected within one year.  There are no amounts billed under retainage provisions.

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the years ended December 31, 2012, 2011 and 2010, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $1,300,000, $3,000,000 and $10,200,000, respectively, from that which would have been reported had the revised estimate been used as the basis of recognition of contract profits in prior years.

Although management believes it has established adequate procedures for estimating costs to complete on uncompleted open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion.

CPI AEROSTRUCTURES, INC.

3.   ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables as follows:

2012	2011

Billed receivables	$8,312,250	$4,360,570
Less: allowance for doubtful accounts	(25,000)	(75,000)
	$8,287,250	$4,285,570

At December, 31 2012, approximatley $1,512,000 of the above amounts are classified as non-current other assets.

4.           PROPERTY AND EQUIPMENT:
Property and equipment, at cost, consists of the following
			Estimated Useful Life
December 31,	2012	2011

Machinery and equipment	$941,017	$814,270	5 to 10 years
Computer equipment	2,674,053	2,487,106	5 years
Furniture and fixtures	541,617	280,151	7 years
Automobiles and trucks	13,162	13,162	5 years
Leasehold improvements	1,480,903	1,154,361	10 years
	5,650,752	4,749,050
Less accumulated depreciation and amortization	2,743,276	2,119,481
	$2,907,476	$2,629,569

Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was $623,795, $591,373 and $386,394, respectively.

During the years ended December 31, 2012 and 2011, the Company acquired $76,592 and $751,129, respectively, of property and equipment under notes payable and capital leases.

5.    LINE OF CREDIT:

In August 2007, the Company entered into a revolving credit facility with Sovereign Bank (the “Sovereign Revolving Facility”), which was secured by all of the Company’s assets.

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

CPI AEROSTRUCTURES, INC.

On May 10, 2011, the Company entered into a fifth amendment to its credit agreement with Sovereign Bank, increasing the revolving credit facility from an aggregate of $4 million to an aggregate of $10 million and extending the term from August 2013 to August 2014.  In addition, the interest rate of borrowings under the revolving credit facility will no longer be subject to a minimum rate of 3.75%.

On September 1, 2011, the Company entered into a sixth amendment to its credit agreement with Sovereign Bank providing for a $3.0 million increase until November 30, 2011 of the revolving credit facility under the Credit Agreement, from an aggregate of $10.0 million to an aggregate of $13.0 million.

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

On December 5, 2012, the Company entered into an Amended and Restated Credit Agreement with Sovereign Bank as the sole arranger, administrative agent and collateral agent and Valley National Bank.  The Restated Agreement provides for a revolving credit loan commitment of $35 million, which replaces the Sovereign Revolving Facility,  and a term loan of $3.9 million.  The term of the Restated Agreement is through December 2016.  The Restated Agreement increases the availability under, and amends and restates the Credit Agreement, dated as of August 13, 2007, as subsequently amended, between the Company and Sovereign Bank (the “Prior Agreement”), which provided for a revolving credit loan commitment and two term loans.  One of the term loans under the Prior Agreement was refinanced as a revolving credit loan under the Restated Agreement.  The other term loan and the revolving credit loans under the Prior Agreement continued as a term loan and revolving credit loan under the Restated Agreement.

As of December 31, 2012, the Company was in compliance with all financial covenants contained in the credit agreement.  As of December 31, 2012, the Company had $23.45 million outstanding under the Sovereign Revolving Facility bearing interest at 2.71%.

6.           LONG-TERM DEBT

On October 22, 2008, the Company obtained a $3 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility”).  Prior to entering into the term loan the Company had borrowed $2.5 million under the Sovereign Revolving Facility to fund the initial tooling costs related to a long-term contract.  The Company used the proceeds from the Sovereign Term Facility to repay the borrowings under the Sovereign Revolving Facility and to pay for additional tooling related to a long-term contract.  This term loan was refinanced as a revolving credit loan under the Restated Agreement of December 5, 2012.

On March 9, 2012, the Company obtained a $4.5 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility 2”). Sovereign Term Facility 2 was used to purchase tooling and equipment for new programs.  Sovereign Term Facility 2 bears interest at the lower of LIBOR plus 3% or Sovereign Bank’s prime rate.

The terms and conditions of the Sovereign Revolving Facility are applicable to the Sovereign Term Facility.

Additionally, the Company and Sovereign Bank entered into a five year interest rate swap agreement, in the notional amount of $4.5 million.  Under the interest rate swap, the Company pays an amount to Sovereign Bank representing interest on the notional amount at a fixed rate of 4.11% and receives an amount from Sovereign Bank representing interest on the notional amount of a rate equal to the one-month LIBOR plus 3%.  The effect of this interest rate swap will be the Company paying a fixed interest rate of 4.11% over the term of the Sovereign Term Facility 2.

CPI AEROSTRUCTURES, INC.

The maturities of the long-term debt are as follows:

Year ending December 31,

2013	$1,100,564
2014	1,011,686
2015 2016 2017	960,784 937,403 300,000
$4,310,437

Also included in long-term debt are capital leases and notes payable of $410,437 and $626,620 at December 31, 2012 and 2011, respectively, including a current portion of $200,564 and $287,380, respectively.

The cost of assets under capital leases was approximately $1,051,000 and $975,000 at December 31, 2012 and 2011, respectively.  Accumulated depreciate of assets under capital leases was approximately $382,000 and $187,000 at December 31, 2012 and 2011, respectively.

7.             COMMITMENTS:
The Company has employment agreements with three employees.  The aggregate future commitment under these agreements is as follows:

Year ending December 31,

2013	$884,500
2014	923,000
$1,807,500

These agreements provide for additional bonus payments that are calculated as defined.

The Company leases an office and warehouse facility under a non-cancelable operating lease which expires in December 2022.  The aggregate future commitment under this agreement is as follows:

Year ending December 31,

2013	$1,554,080
2014	1,591,604
2015 2016 2017	1,562,685 1,600,467 1,639,382
Thereafter	7,572,922
$15,521,140

Rent expense for the years ended December 31, 2012, 2011 and 2010 was $1,634,121, $1,044,394 and $443,071, respectively.

8 INCOME TAXES
The provision for income taxes consists of the following:

Years ended December 31,	2012	2011	2010
Current:
Federal	$5,503,000	$3,220,000	$435,000
Prior year over accrual State	--- ---	--- 5,000	(157,000) ---

Deferred:
Federal	11,000	(103,000)	(265,000)
	$5,514,000	$3,122,000	$13,000

CPI AEROSTRUCTURES, INC.

The difference between the income tax provision computed at the federal statutory rate and the actual tax provision is accounted for as follows:

December 31,	2012	2011	2010

Taxes computed at the federal
statutory rate State income tax, net	$5,701,000 --	$3,583,000 3,000	$237,000 ---
Prior year true-up	47,000	(61,000)	(157,000)
Permanent differences	(234,000)	(403,000)	(67,000)
Provision for Income Taxes	$5,514,000	$3,122,000	$13,000

The components of deferred income tax assets and liabilities are as follows:

Deferred Tax Assets:	2012	2011
Revenue recognition	$422,000	$231,000
Allowance for doubtful accounts	112,000	26,000
Deferred tax asset-current	534,000	257,000
Deferred rent	175,000	141,000
Stock options	805,000	953,000
Interest rate swap	21,000	11,000
Deferred Tax Assets-non current	1,001,000	1,105,000

Deferred Tax Liabilities:
Prepaid expenses	102,000	125,000
Deferred Tax Liabilities-current	102,000	125,000
Property and equipment	867,000	660,000
Deferred tax liability-noncurrent	867,000	660,000
Net Deferred Tax Assets (Liabilities)	$566,000	$577,000

The Company recognized, for income tax purposes, a tax benefit of $313,000, $438,000 and $304,000 for the years ended December 31, 2012, 2011 and 2010, respectively, for compensation expense related to its stock option plan for which no corresponding charge to operations has been recorded.  Such amounts have been added to additional paid-in capital in those years.

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

The Company’s net income for the years ended December 31, 2012, 2011 and 2010, include approximately $383,000, $986,000 and $554,000 of stock based compensation expense, respectively.  The Company recorded reductions in income tax payable of approximately $528,000, $547,000 and $123,000 for the years ended December 31, 2012, 2011 and 2010, respectively, as a result of the tax benefit upon exercise of options.  The compensation expense related to the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.  Cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized from options exercised (excess tax benefits) is classified as cash inflows from financing activities and cash inflows from operating activities.

CPI AEROSTRUCTURES, INC.

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

The Company has 280,266 options available for grant under the 2009 Plan.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model.  The following weighted average assumptions were used for option grants during the years ended  December 31, 2012, 2011 and 2010:

	2012	2011	2010
Risk-free interest rate	0.90%	2.08%	2.55%
Expected volatility	101.8%	100.9%	97.0%
Dividend yield	0%	0%	0%
Expected option term-in years	5	5	5

The risk free interest rate for the years ended December 31, 2012, 2011 and 2010 is based on the 5 year U.S. Treasury note rate on the day of grant.  The expected volatility computation for the years ended December 31, 2012, 2011 and 2010 is based on the average of the volatility over the most recent four year period, which represents the Company’s estimate of expected volatility over the expected option term.  The Company has never paid a dividend, and is not expected to pay a dividend in the foreseeable future, therefore the dividend yield is assumed to be zero.  The Company assumes zero forfeitures of options as the historical forfeiture rate is below 1%.

A summary of the status of the Company’s stock option plans is as follows:
Fixed Options	Optionssns	Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value

Outstanding
at January 1, 2010	1,052,333	$6.47	3.91
Granted during period	80,000	7.38
Exercised	(272,000)	5.11
Forfeited/Expired	(80,000)	10.01
Outstanding
at December 31, 2010	780,333	$6.68	2.92
Granted during period	80,000	14.90
Exercised	(165,333)	3.72
Forfeited/Expired	---	---
Outstanding
at December 31, 2011	695,000	$8.33	2.66
Granted during period	40,517	11.87
Exercised	(240,000)	6.85
Forfeited/Expired	---	---
Outstanding and expected to vest
at December 31, 2012	495,517	9.33	2.73	858,997

Vested
at December 31, 2012	495,517	9.33	2.73	858,997

CPI AEROSTRUCTURES, INC.

The weighted-average fair value of each option granted during the years ended December 31, 2012, 2011 and 2010, estimated as of the grant date using the Black-Scholes option valuation model was $8.91, $11.24 and $5.47, respectively.

The Company’s stock options granted to non-employee directors vest immediately upon grant and have a maximum contractual term of five years.  Stock options granted to employees vest over three years and have a maximum contractual term of ten years.  The expected option term is calculated utilizing historical data of option exercises.

As of December 31, 2012, 2011 and 2010, there was $0, $21,687 and $108,435, respectively, of unrecognized compensation cost related to nonvested stock option awards.

During the year ended December 31, 2012, 180,000 stock options were exercised for cash resulting in cash proceeds to the Company of $1,187,700.  During the same period an additional 10,000 options were exercised, pursuant to provisions of the stock option plan, where the Company received no cash and 4,589 shares of its common stock in exchange for the 10,000 shares issued in the exercise.  The 4,589 shares that the Company received were valued at $69,095, the fair market value of the shares on the date of exercise.  In addition, 25,000 options were exercised, pursuant to provisions of the stock option plan, for a combination of cash and common shares.  The Company received $102,815 in cash and 4,333 shares in exchange for the 25,000 shares issued in this exercise.  The 4,333 shares that the Company received were valued at $69,930, the fair market value of the shares on the date of exercise.  Lastly, the Company received no cash and 20,935 shares of its common stock in exchange for the 25,000 shares issued in the exercise.  The 20,935 shares that the Company received were valued at $216,630, the fair market value of the shares on the date of exercise.

During the years ended December 31, 2012, 2011 and 2010, the Company earned a tax benefit of $313,000, $438,000 and $304,000, respectively, from the exercise of stock options.

The intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was approximately $1,337,000, $1,609,000 and $1,936,000, respectively.

The fair value of all options vested during the years ended December 31, 2012, 2011 and 2010 was approximately $859,000, $2,625,000 and $563,000, respectively.

10. EMPLOYEE BENEFIT PLAN:
On September 11, 1996, the Company’s board of directors instituted a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Code”).  On October 1, 1998, the Company amended and standardized its plan as required by the Code.  Pursuant to the amended plan, qualified employees may contribute a percentage of their pretax eligible compensation to the Plan and the Company will match a percentage of each employee’s contribution.  Additionally, the Company has a profit-sharing plan covering all eligible employees.  Contributions by the Company are at the discretion of management.  The amount of contributions recorded by the Company in 2012, 2011 and 2010 amounted to $301,196, $232,364 and $173,186, respectively.

CPI AEROSTRUCTURES, INC.

11.   MAJOR CUSTOMERS:

Seven percent of revenue in 2012, 9% of revenue in 2011 and 10% of revenue in 2010 were directly to the U.S. Government.     Two percent and 5.5% of accounts receivable at December 31, 2012 and 2011, respectively, were from the U. S. Government.

In addition, in 2012, 33%, 18%, 17% and 13% of our revenue were to our four largest Commercial customers, respectively.  In 2011, 33%, 30%, 14% and 11% of our revenue were to our four largest Commercial customers, respectively.  At December 31, 2012, 36%, 30% and 21% of accounts receivable were from our three largest commercial customers.  At December 31, 2011, 36%, 34% and 12% of accounts receivable were from our three largest commercial customers.

At December 31, 2012 and 2011, 3% and 8%, respectively, of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from the U.S. government.

At December 31, 2012, 39%, 22%, 14%, and 13% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from our four largest commercial customers.  At December 31, 2011, 40%, 21%, 15% and 13% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from our four largest commercial customers

12.        QUARTERLY FINANCIAL DATA (UNAUDITED)

The results of any single quarter are not necessarily indicative of the Company’s results for the full year. Earnings per share data is computed independently for each of the periods presented. As a result, the sum of the earnings per share amounts for the quarter may not equal the total for the year.

		Quarter ended
2012	March 31,	June 30,	September30,	December 31,
Revenue	19,721,095	20,854,627	21,340,831	27,356,029
Gross Profit	4,964,386	5,768,644	5,804,424	7,695,159
Net Income	1,919,320	2,696,019	2,795,437	3,600,354
Earning per share
Basic	0.28	0.37	0.33	0.43
Diluted	0.27	0.36	0.33	0.43

2011
Revenue	16,009,608	17,426,223	16,607,638	24,092,200
Gross Profit	3,850,104	4,244,801	4,167,605	6,547,430
Net Income	1,368,050	1,570,816	1,805,042	2,673,020
Earning per share
Basic	0.20	0.23	0.26	0.39
Diluted	0.19	0.22	0.25	0.37

.

CPI AEROSTRUCTURES, INC.

	Schedule II - Valuation and Qualifying Accounts
	Allowance for Doubtful Accounts
	(Deducted from Accounts Receivable)

	2012	2011	2010
Balance at January 1	$75,000	$8,980	$8,980

(Dedcutions from)/charges to costs and expenses		75,000
Deductions from reserves	(50,000)	(8,980)

Balance at December 31,	$25,000	$75,000	$8,980

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2013	CPI AEROSTRUCTURES, INC.
(Registrant)

	By:	/s/ Vincent Palazzolo
Vincent Palazzolo Chief Financial Officer and Secretary (Principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric Rosenfeld	Chairman of the Board of	March 13, 2013
Eric Rosenfeld	Directors

/s/ Edward J. Fred	Chief Executive Officer and	March 13, 2013
Edward J. Fred	President

/s/ Vincent Palazzolo	Chief Financial Officer and Secretary (Principal financial and accounting officer)	March 13, 2013
Vincent Palazzolo

/s/ Walter Paulick	Director	March 13, 2013
Walter Paulick

/s/ Kenneth McSweeney	Director	March 13, 2013
Kenneth McSweeney

/s/ Harvey Bazaar	Director	March 13, 2013
Harvey Bazaar