Form 10-Q
period 2013-05-01
CPI AEROSTRUCTURES INC
filed 2013-05-10
CIK 889348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________

Commission File Number: 1-11398

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐⁭ No ☒
As of May 7, 2013 the number of shares of common stock, par value $.001 per share, outstanding was 8,391,954.

INDEX

Part I - Financial Information

Part I - Financial Information

Item 1 – Financial Statements
CPI AEROSTRUCTURES, INC.
CONDENSED BALANCE SHEETS

March 31,	December 31,
2013	2012
(Unaudited)	(Note 1)

ASSETS
Current Assets:
Cash	$1,260,876	$2,709,803
Accounts receivable, net	10,908,527	6,774,346
Costs and estimated earnings in excess of billings on uncompleted
contracts	110,011,430	108,909,844
Deferred income taxes	526,000	534,000
Prepaid expenses and other current assets	605,767	426,063

Total current assets	123,312,600	119,354,056

Plant and equipment, net	3,038,601	2,907,476
Deferred income taxes	1,008,000	1,001,000
Other assets	108,080	1,620,984
Total Assets	$127,467,281	$124,883,516

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,426,740	$13,286,558
Accrued expenses	167,642	943,356
Billings in excess of costs and estimated earnings on uncompleted contracts	310,027	656,853
Current portion of long-term debt	1,083,425	1,100,564
Line of credit	29,950,000	23,450,000
Income tax payable	301,530	106,000
Deferred income taxes	100,000	102,000
Total current liabilities	40,339,364	39,645,331

Long-term debt, net of current portion	2,945,238	3,209,873
Deferred income taxes	852,000	867,000
Other liabilities	574,455	567,113

Total Liabilities	44,711,057	44,289,317

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, issued 8,391,954 and 8,371,439 shares, respectively, and
outstanding 8,391,954 and 8,371,439 shares, respectively	8,392	8,371
Additional paid-in capital	50,267,690	49,780,673
Retained earnings	32,517,258	30,845,982
Accumulated other comprehensive loss	(37,116)	(40,827)

Total Shareholders’ Equity	82,756,224	80,594,199
Total Liabilities and Shareholders’ Equity	$127,467,281	$124,883,516

See Notes to Condensed Financial Statements.

CPI AEROSTRUCTURES, INC.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended
March 31,
2013	2012
(Unaudited)

Revenue	$19,927,433	$19,721,095
Cost of sales	15,486,863	14,756,709

Gross profit	4,440,570	4,964,386
Selling, general and administrative expenses	1,877,922	2,104,881
Income from operations	2,562,648	2,859,505
Interest expense	141,372	149,185
Income before provision for
income taxes	2,421,276	2,710,320

Provision for income taxes	750,000	791,000

Net income	1,671,276	1,919,320

Other comprehensive income (loss),
net of tax -
Change in unrealized gain (loss)-
interest rate swap	3,711	(25,278)

Comprehensive income	$1,674,987	$1,894,042

Income per common share – basic	$0.20	$0.28

Income per common share – diluted	$0.20	$0.27

Shares used in computing income per common share:
Basic	8,377,654	6,952,910
Diluted	8,447,974	7,228,061

See Notes to Condensed Financial Statements.
                                                                                                                                                                          4

CPI AEROSTRUCTURES, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance at January 1, 2012	7,079,638	$7,080	$35,346,273	$19,834,852	$(1,140,226)	$(21,772)	$54,026,207
Net Income	----	----	----	1,919,320	----	----	1,919,320
Change in unrealized loss from interest rate swap	----	----	----	----	----	(25,278)	(25,278)

Common stock issued upon exercise	46,078	46	240,969	----	----	----	241,015
of options
Common stock issued as bonus	15,260	15	228,275	----	----	----	228,290
Stock compensation expense	----	----	382,657	----	----	----	382,657

Treasury stock retired	(133,257)	(133)	(1,140,093)	----	1,140,226	----	----
Balance at March 31, 2012	7,007,719	$7,008	$35,058,081	$21,754,172	$----	$(47,050)	$56,772,211
Balance at January 1, 2013	8,371,439	$8,371	$49,780,673	$30,845,982	$----	$(40,827)	$80,594,199
Net Income	----	----	----	1,671,276	----	----	1,671,276
Change in unrealized loss from interest rate swap	----	----	----	----	----	3,711	3,711
Common stock issued upon exercise of options	2,645	3	(3)	----	----	----	---

Tax benefit of stock option exercise	---	---	(26,000)	---	---	---	(26,000)
Common stock issued as bonus	17,870	18	152,056	----	----	----	152,074
Stock compensation expense	----	----	360,964	----	----	----	360,964
Balance at March 31, 2013	8,391,954	$8,392	$50,267,690	$32,517,258	$----	$(37,116)	$82,756,224

See Notes to Condensed Financial Statements.

CPI AEROSTRUCTURES, INC.
CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,	2013	2012
Cash flows from operating activities:
Net income	$1,671,276	$1,919,320
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	163,507	145,126
Deferred rent	13,655	22,680
Stock compensation	360,964	382,657
Deferred income taxes	(16,000)	(37,000)
Tax benefit from stock option plans	26,000	---
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,621,277)	(3,923,618)
Increase in costs and estimated earnings in excess of billings on
uncompleted contracts	(1,101,586)	(3,480,219)
(Increase) decrease in prepaid expenses and other assets	(179,704)	215,874
Decrease in accounts payable and accrued expenses	(5,486,060)	(831,412)
Decrease in billings in excess of costs and estimated earnings
on uncompleted contracts	(346,826)	(93,405)
Increase (decrease) in income taxes payable	169,530	(172,000)

Net cash used in operating activities	(7,346,521)	(5,851,997)

Cash used in investing activities - purchase of plant and equipment	(294,632)	(505,807)
Cash flows from financing activities:
Payments on long-term debt	(281,774)	(230,833)
Proceeds from long-term debt	---	4,500,000
Proceeds from line of credit	6,500,000	1,500,000
Proceeds from exercise of stock options	---	241,015
Tax benefit from stock option plans	(26,000)	---

Net cash provided by financing activities	6,192,226	6,010,182

Net increase (decrease) in cash	(1,448,927)	(347,622)
Cash at beginning of period	2,709,803	878,200

Cash at end of period	$1,260,876	$530,578
Supplemental disclosures of cash flow information:

Non cash investing and financing activities:

Equipment acquired under capital lease	$---	$---
Common stock issued for bonuses	$152,074	$228,290

Cash paid during the period for:
Interest	$238,443	$272,113
Income taxes	$500,000	$1,000,000

See Notes to Condensed Financial Statements.

CPI AEROSTRUCTURES, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.           INTERIM FINANCIAL STATEMENTS

The condensed financial statements of CPI Aerostructures, Inc. (the “Company”) as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The condensed balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by the SEC. Such adjustments are of a normal, recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

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

 The Company maintains its cash in two financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation.  From time to time, the Company’s balances may exceed these limits.  As of March 31, 2013, the Company had approximately $2,341,000 of uninsured balances.  The Company limits its credit risk by selecting financial institutions considered to be highly credit worthy.

2.	STOCK-BASED COMPENSATION

The Company accounts for compensation expense associated with stock options based on the fair value of the options on the date of grant.

The Company’s net income for the three months ended March 31, 2013 and 2012 includes approximately $361,000 and $383,000, respectively of noncash compensation expense related to the Company’s stock options.  The noncash compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model.  The following weighted-average assumptions were used for the options granted during the three months ended March 31, 2013 and 2012:

CPI AEROSTRUCTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

	2013	2012
Risk-free interest rate	0.72%	0.9%

Expected volatility	106%	102%

Dividend yield	0%	0%

Expected option term	5 years	5 years

A summary of the status of the Company’s stock option plans as of March 31, 2013 and changes during the three months ended March 31, 2013 is as follows:

		Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
	Options
Outstanding
at beginning of period	495,517	$9.33
Granted	44,217	10.62
Exercised	(20,000)	8.20
Forfeited	(35,000)	8.20
Outstanding and vested
at end of period	484,734	$9.58	2.99	$406,648

Options to acquire 44,217 shares of common stock were granted on January 1, 2013 to members of our board of directors as part of their normal compensation.

During the three months ended March 31, 2013, no stock options were exercised for cash.  During the same period 20,000 options were exercised, pursuant to provisions of the stock option plan, where the Company received no cash and 17,355 shares of its common stock in exchange for the 20,000 shares issued in the exercise.  The 17,355 shares that the Company received were valued at $164,000, the fair market value of the shares on the dates of exercise.

The intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 was approximately $26,300 and $451,450, respectively.

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

In March 2012, the Company entered into interest rate swaps with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt.  The notional amount, maturity date, and currency of these contracts match those of the underlying debt.  The Company has designated these interest rate swap contracts as cash flow hedges.  The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item.  No material ineffectiveness was recognized in the quarter ended March 31, 2013.  As of March 31, 2013 and December 31, 2012, we had a net deferred loss associated with cash flow hedges of approximately $54,000 and $61,000, respectively, due to the interest rate swap which has been included in other liabilities.

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

Fair Value

At March 31, 2013 and December 31, 2012, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	March 31, 2013
	Carrying Amount	Fair Value

Short-term borrowings and long-term debt	$33,978,663	$33,978,663

	December 31, 2012
	Carrying Amount	Fair Value

Short-term borrowings and long-term debt	$27,760,437	$27,760,437

We estimated the fair value of debt using market quotes and calculations based on market rates.

CPI AEROSTRUCTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the fair values of those financial liabilities measured on a recurring basis as of March 31, 2013 and December 31, 2012:

		Fair Value Measurements March 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$ 54,202	--	$ 54,202	--
Total	$ 54,202	--	$ 54,202	--

		Fair Value Measurements December 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$60,516	--	$60,516	--
Total	$60,516	--	$60,516	--

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

As of March 31, 2013 and December 31, 2012, $54,202 and $60,516, respectively, was included in Other Liabilities related to the fair value of the Company’s interest rate swap and $37,116 and $40,827, respectively, net of tax of $17,086 and $19,689, respectively, was included in accumulated other comprehensive loss.

CPI AEROSTRUCTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	March 31, 2013
	U.S
	Government	Commercial	Total

Costs incurred on uncompleted
contracts	$246,341,518	$46,580,985	$292,922,503
Estimated earnings	65,879,081	25,421,477	91,300,558
Subtotal	312,220,599	72,002,462	384,223,061
Less billings to date	227,019,725	47,501,933	274,521,658
Costs and estimated earnings
in excess of billings on
uncompleted contracts	$85,200,874	$24,500,529	$109,701,403

	December 31, 2012
	U.S.
	Government	Commercial	Total
Costs incurred on uncompleted
contracts	$214,888,101	$42,636,753	$257,524,854
Estimated earnings	85,320,636	23,782,285	109,102,921
Subtotal	300,208,737	66,419,038	366,627,775
Less billings to date	215,743,090	42,631,694	258,374,784
Costs and estimated earnings in excess of billings on uncompleted contracts	$84,465,647	$23,787,344	$108,252,991

The above amounts are included in the accompanying balance sheets under the following captions at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 110,011,430	$ 108,909,844
Billings in excess of costs and estimated earnings on
uncompleted contracts	(310,027)	(656,853)

Totals	$ 109,701,403	$ 108,252,991

U.S. Government Contracts includes contracts directly with the U.S. Government and Government subcontracts.

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the three months ended March 31, 2013 and 2012, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $1,377,000 and $600,000, respectively, from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in prior years.

Although management believes it has established adequate procedures for estimating costs to complete on uncompleted open contracts, it is possible that additional significant costs could occur on contracts prior to completion.

CPI AEROSTRUCTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

5.	INCOME PER COMMON SHARE

Basic income per common share is computed using the weighted average number of common shares outstanding.  Diluted income per common share for the three month periods ended March 31, 2013 and 2012 is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.  Incremental shares of 245,000 were used in the calculation of diluted income per common share for the three month period ended March 31, 2013. Incremental shares of 239,734 were not included in the diluted earnings per share calculations for the three month period ended March 31, 2013 as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.  Incremental shares of 625,517 were used in the calculation of diluted income per common share in the three months ended March 31, 2012. Incremental shares of 55,000 were not included in the diluted earnings per share calculations for the three month period ended March 31, 2012 as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercise for the diluted earnings per share calculation, as they would be anti-dilutive.

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

As of March 31, 2013, the Company was in compliance with all of the financial covenants, as amended, contained in the Credit Agreement and $29.95 million was outstanding under the Sovereign Revolving Facility.

CPI AEROSTRUCTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

7.           LONG-TERM DEBT

On October 22, 2008, the Company obtained a $3.0 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility”). This term loan was refinanced as part of the revolving credit loan under the Restated Agreement of December 5, 2012.

On March 9, 2012, the Company obtained a $4.5 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility 2”).  The Sovereign Term Facility 2 was be used by the Company to purchase tooling and equipment for new programs.  The Sovereign Term Facility 2 bears interest at the lower of LIBOR plus 3% or Sovereign Bank’s prime rate.

The terms and conditions of the Sovereign Revolving Facility are applicable to the Sovereign Term Facility 2.

Additionally, the Company and Sovereign Bank entered into a five-year interest rate swap agreement, in the notional amount of $4.5 million. Under the interest rate swap, the Company pays an amount to Sovereign Bank representing interest on the notional amount at a rate of 4.11% and receives an amount from Sovereign representing interest on the notional amount at a rate equal to the one-month LIBOR plus 3%.  The effect of this interest rate swap will be the Company paying a fixed interest rate of 4.11% over the term of the Sovereign Term Facility 2.

The maturities of long-term debt are as follows:

Twelve months ending March 31,
2014	1,083,425
2015	985,190
2016	956,853
2017	928,195
2018	75,000
$4,028,663

In addition to the Sovereign Term Facility 2, included in long-term debt are capital leases and notes payable of $353,663, including a current portion of $183,425.

8.           MAJOR CUSTOMERS

During the three months ended March 31, 2013 and 2012, 1% and 10%, respectively, of revenue was directly from the U.S. Government. In addition, during the three months ended March 31, 2013, the Company’s three largest commercial customers accounted for 26%, 24% and 18% of revenue, respectively.  During the three months ended March 31, 2012, the Company’s three largest commercial customers accounted for 38%, 20% and 15% of revenue, respectively.

At March 31, 2013 and December 31, 2012, 2.5% and 3.2% of costs and estimated earnings in excess of billings on uncompleted contracts, respectively, were direct from the U.S. Government.

At March 31, 2013, 40%, 22%, 14% and 13% of costs and estimated earnings in excess of billings on uncompleted contracts were from four largest commercial customers.  At December 31, 2012, 39%, 22%, 14% and 13% of costs and estimated earnings in excess of billings on uncompleted contracts were from the Company’s four largest commercial customers.

At March 31, 2013, 32%, 32% and 22% of our accounts receivable were from our three largest commercial customers.  At December 31, 2012, 36%, 30% and 21% of accounts receivable were from our three largest commercial customers.

CPI AEROSTRUCTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Condensed Financial Statements and notes thereto contained in this report.

Forward Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The risks are included in Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012 and Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.  We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Business Operations

We are engaged in the contract production of structural aircraft parts principally for the U.S. Air Force and other branches of the U.S. armed forces, either as a prime contractor or as a subcontractor to other defense prime contractors.  We also act as a subcontractor to prime aircraft manufacturers in the production of commercial aircraft parts.

Marketing and New Business

From the beginning of the current fiscal year through March 31, 2013, we received approximately $11.5 million of new contract awards, which included approximately $4.5 million of government subcontract awards and approximately $7.0 million of commercial subcontract awards, compared to a total of $31.7 million of new contract awards, of all types, in the same period last year.

CPI AEROSTRUCTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders.  Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation.  Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty.  Funds are often appropriated for  programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years.  Therefore, our funded backlog does not include the full value of our contracts.  Our total backlog as of March 31, 2013 and December 31, 2012 was as follows:

Backlog (Total)	March 31, 2013	December 31, 2012
Funded	$81,899,000	$52,318,000
Unfunded	338,414,000	339,563,000
Totals	$420,313,000	$391,881,000
Approximately 53% of the total amount of our backlog at March 31, 2013 was attributable to government contracts.  Our backlog attributable to government contracts at March 31, 2013 and December 31, 2012 was as follows:

Backlog (Government)	March 31, 2013	December 31, 2012
Funded	$41,171,000	$43,215,000
Unfunded	178,474,000	190,109,000
Totals	$219,645,000	$233,324,000

Our backlog attributable to commercial contracts at March 31, 2013 and December 31, 2012 was as follows:

Backlog (Commercial)	March 31, 2013	December 31, 2012
Funded	$40,728,000	$9,103,000
Unfunded	159,940,000	149,454,000
Totals	$200,668,000	$158,557,000
Our unfunded backlog is primarily comprised of the long-term contracts that we received from Boeing, Spirit and NGC during 2008, Honda and Bell during 2011 and Cessna, Sikorsky and Embraer during 2012.  These long-term contracts are expected to have yearly orders which will be funded in the future.

CPI AEROSTRUCTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

CPI AEROSTRUCTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Item 2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

Revenue

Revenue for the three months ended March 31, 2013 was $19,927,433 compared to $19,721,095 for the same period last year, representing an increase of $206,338, or 1%.

We generate revenue from government contracts for which we act as a prime contractor or as a subcontractor as well as from commercial contracts. Revenue generated from prime government contracts for the three months ended March 31, 2013 was $234,453 compared to $1,899,397 for the three months ended March 31, 2012, a decrease of $1,664,944, or 87.7%. This decrease was anticipated as we move away from focusing on government prime work.

Revenue generated from government subcontracts for the three months ended March 31, 2013 was $14,109,556 compared to $12,376,798 for the three months ended March 31, 2012, an increase of $1,732,758, or 14%.

Revenue generated from commercial contracts was $5,583,424 for the three months ended March 31, 2013 compared to $5,444,900 for the three months ended March 31, 2012, an increase of $138,524, or 2.5%.

Inflation historically has not had a material effect on our operations.

Gross Profit

Gross profit for the three months ended March 31, 2013 was $4,440,570 compared to $4,964,386 for the three months ended March 31, 2012, a decrease of $523,816. As a percentage of revenue, gross profit for the three months ended March 31, 2013 was 22.3% compared to 25.2% for the same period last year.

The gross margin percentage was below our anticipated percentage because of adjustments to our long term programs with Spirit and Boeing.  The adjustment for our Spirit program was the result of price reductions given as part of an agreement to increase the program value and to extend the life of the program until 2019.  The adjustment for our Boeing program was part of the negotiations for program changes described in the liquidity section.

We still expect our gross margin for the full year to fall within our expected range of 25%-27%.

CPI AEROSTRUCTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Item 2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2013 were $1,877,922 compared to $2,104,881 for the three months ended March 31, 2012, a decrease of $226,959, or 10.8%. This decrease is the result of a $100,000 decrease in accrued officers’ bonus, as computed pursuant to the officers’ employment agreements and an approximate $100,000 decrease in accounting and legal fees.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended March 31, 2013 was $2,421,276 compared to $2,710,320 for the same period last year, a decrease of $289,044.  This decrease is the result of the lower gross margin percentage during 2013 as compared to 2012.

Provision for Income Taxes

Provision for income taxes was $750,000 for the three months ended March 31, 2013, or 31%, of pre-tax income, compared to $791,000, or 29%, of pre-tax income for the three months ended March 31, 2012.

CPI AEROSTRUCTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Item 2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Net Income

Net income for the three months ended March 31, 2013 was $1,671,276, or $0.20 per basic share, compared to net income of $1,919,320, or $0.28 per basic share for the same period last year.  Diluted income per share for the three months ended March 31, 2013 was $0.20, calculated utilizing 8,447,974 average shares outstanding.  Diluted income per share for the three months ended March 31, 2012 was $0.27, calculated utilizing 7,228,061 average shares outstanding.

Liquidity and Capital Resources

General

At March 31, 2013, we had working capital of $82,973,236 compared to $79,708,725 at December 31, 2012, an increase of $3,264,511, or 4.1%.

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

At March 31, 2013, we had a cash balance of $1,260,876 compared to $2,709,803 at December 31, 2012.

Our costs and estimated earnings in excess of billings increased by approximately $1.1 million during the three months ended March 31, 2013.  The Boeing A-10 contract accounted for approximately $1.6 million of this increase.  Although this contract does provide for milestone billings, the program has reached the end of the milestone billing phase and as such we are no longer able to invoice this program on a progress basis.  Additionally, Boeing has made engineering changes to parts under contract with us.  We have not yet completed pricing negotiations related to these changes.  We are contractually obligated to continue production on these parts, however, we are not able to invoice for the expected full value until price negotiations are completed.

Because of our high growth rate, in order to perform on new programs, such as the recently announced Goodrich and Embraer programs, we may be required to expend up-front costs that may have to be amortized over a portion of production units.  In the case of significant program delays and/or program cancellations, we could be required to bear impairment charges, which may be material, for costs that are not recoverable.  Such charges and the loss of up-front costs could have a material impact on our liquidity.

We continue to work to obtain better payment terms with our customers, including accelerated progress payment arrangements, as well as exploring alternative funding sources.

CPI AEROSTRUCTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

As of March 31, 2013, we were in compliance with all of the financial covenants contained in the Credit Agreement, as amended, and $29.95 million was outstanding under the Sovereign Revolving Facility.

Term Loan

On October 22, 2008, we obtained a $3.0 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility”).  This term loan was refinanced as part of the revolving credit loan under the Restated Agreement of December 5, 2012.

On March 9, 2012, the Company obtained a $4.5 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility 2”).  The Sovereign Term Facility 2 was be used by the Company to purchase tooling and equipment for new programs.  The Sovereign Term Facility 2 bears interest at the lower of LIBOR plus 3% or Sovereign Bank’s prime rate.

The terms and conditions of the Sovereign Revolving Facility are applicable to the Sovereign Term Facility 2.

Additionally, the Company and Sovereign Bank entered into a five-year interest rate swap agreement, in the notional amount of $4.5 million. Under the interest rate swap, the Company pays an amount to Sovereign Bank representing interest on the notional amount at a rate of 4.11% and receives an amount from Sovereign representing interest on the notional amount at a rate equal to the one-month LIBOR plus 3%.  The effect of this interest rate swap will be the Company paying a fixed interest rate of 4.11% over the term of the Sovereign Term Facility 2.

Contractual Obligations

For information concerning our contractual obligations, see “Contractual Obligations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2012.

CPI AEROSTRUCTURES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Item 3 – Quantitative and Qualitative Disclosure About Market Risk

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

Based on an evaluation of the Company’s disclosure controls and procedures as of March 31, 2013 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2013 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II:  Other Information

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

Material risks related to our business, financial condition and results of operations are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 13, 2013.  There have been no material changes to such risk factors.  The risk factors disclosed in our Annual Report should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered sales of our equity securities for the three months ended March 31, 2013.  The following table sets forth information for the three months ended March 31, 2013 with respect to repurchases of our outstanding common stock:

   Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2013 – January 31, 2013	7,787	$10.53	—	—
February 1, 2013 – February 29, 2013	—	—	—	—
March 1, 2013 – March 31, 2013	9,568	$8.57	—	—
Total	17,355	$9.45	—	—

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
Exhibit 101
The following financial information from CPI Aerostructures, Inc Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Income, (iii) the Condensed Statement  of Shareholders'  Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to the Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: May 10, 2013	By.	/s/ Edward J. Fred
Edward J. Fred
Chief Executive Officer and President

Dated: May 10, 2013	By.	/s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer (Principal Accounting Officer)