Form 10-Q
period 2013-06-30
CPI AEROSTRUCTURES INC
filed 2013-08-09
CIK 889348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ ⁭ No ☒
As of August 5, 2013 the number of shares of common stock, par value $.001 per share, outstanding was 8,391,954.

INDEX

Part I - Financial Information

Part I - Financial Information

Item 1 – Financial Statements
CONDENSED BALANCE SHEETS

June 30,	December 31,
2013	2012
(Unaudited)	(Note 1)

ASSETS
Current Assets:
Cash	$447,377	$2,709,803
Accounts receivable, net	11,218,297	6,774,346
Costs and estimated earnings in excess of billings on uncompleted
contracts	111,303,474	108,909,844
Deferred income taxes	526,000	534,000
Prepaid expenses and other current assets	567,970	426,063

Total current assets	124,063,118	119,354,056

Plant and equipment, net	3,116,922	2,907,476
Deferred income taxes	1,002,000	1,001,000
Other assets	108,080	1,620,984
Total Assets	$128,290,120	$124,883,516

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,444,132	$13,286,558
Accrued expenses Billings in excess of costs and estimated earnings on uncompleted contracts	291,457 420,561	943,356 656,853
Current portion of long-term debt	1,069,710	1,100,564
Line of credit	29,950,000	23,450,000
Income tax payable	354,530	106,000
Deferred income taxes	100,000	102,000
Total current liabilities	39,630,390	39,645,331

Long-term debt, net of current portion	2,684,135	3,209,873
Deferred income taxes	852,000	867,000
Other liabilities	569,417	567,113

Total Liabilities	43,735,942	44,289,317

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, issued 8,391,954 and 8,371,439 shares, respectively, and
outstanding 8,391,954 and 8,371,439 shares, respectively	8,392	8,371
Additional paid-in capital	50,267,690	49,780,673
Retained earnings	34,301,533	30,845,982
Accumulated other comprehensive loss	(23,437)	(40,827)

Total Shareholders’ Equity	84,554,178	80,594,199
Total Liabilities and Shareholders’ Equity	$128,290,120	$124,883,516
See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended		For the Six Months Ended
June 30,		June 30,
2013	2012	2013	2012
(Unaudited)		(Unaudited)

Revenue	$21,110,452	$20,854,627	$41,037,885	$40,575,722
Cost of sales	16,874,205	15,085,983	32,361,068	29,842,692

Gross profit	4,236,247	5,768,644	8,676,817	10,733,030
Selling, general and administrative expenses	1,496,272	1,570,231	3,374,195	3,675,112
Income from operations	2,739,975	4,198,413	5,302,622	7,057,918
Interest expense	155,699	174,394	297,071	323,580
Income before provision for
income taxes	2,584,276	4,024,019	5,005,551	6,734,338

Provision for income taxes	800,000	1,328,000	1,550,000	2,119,000

Net income	1,784,276	2,696,019	3,455,551	4,615,338

Other comprehensive income (loss),
net of tax
Change in unrealized gain (loss)-
interest rate swap	13,679	(7,058)	17,390	(32,336)

Comprehensive Income	$1,797,955	$2,688,961	$3,472,941	$4,583,002

Income per common share – basic	$0.21	$0.37	$0.41	$0.65

Income per common share – diluted	$0.21	$0.36	$0.41	$0.63

Shares used in computing income per common share:
Basic	8,391,954	7,222,554	8,384,844	7,087,732
Diluted	8,456,156	7,414,273	8,452,064	7,280,294

   See Notes to Condensed Financial Statements

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance at January 1, 2012	7,079,638	$7,080	$35,346,273	$19,834,852	$(1,140,226)	$(21,772)	$54,026,207
Net Income	----	----	----	4,615,338	----	----	4,615,338
Change in unrealized loss from interest rate swap	----	----	----	----	----	(32,336)	(32,336)
Common stock issued in share
offering	1,000,000	1,000	11,106,580	----	----	----	11,107,580
Common stock issued upon exercise
of options	196,078	196	1,224,319	----	----	----	1,224,515
Common stock issued as bonus	15,260	15	228,275	----	----	----	228,290
Stock compensation expense	----	----	382,657	----	----	----	382,657

Treasury stock retired	(133,257)	(133)	(1,140,093)	----	1,140,226	----	----
Balance at June 30, 2012	8,157,719	$8,158	$47,148,011	$24,450,190	$----	$(54,108)	$71,552,251
Balance at January 1, 2013	8,371,439	$8,371	$49,780,673	$30,845,982	$----	$(40,827)	$80,594,199
Net Income	----	----	----	3,455,551	----	----	3,455,551
Change in unrealized loss from interest rate swap	----	----	----	----	----	17,390	17,390
Common stock issued upon exercise
of options	2,645	3	(3)	----	----	----	----
Tax benefit of stock option exercise	---	---	(26,000)	---	---	---	(26,000)
Common stock issued as bonus	17,870	18	152,056	----	----	----	152,074
Stock compensation expense	----	----	360,964	----	----	----	360,964
Balance at June 30, 2013	8,391,954	$8,392	$50,267,690	$34,301,533	$----	$(23,437)	$84,554,178

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,	2013	2012
Cash flows from operating activities:
Net income	$3,455,551	$4,615,338
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	338,733	300,320
Deferred rent	27,311	45,532
Stock compensation	360,964	382,657
Deferred income taxes	(10,000)	(57,000)
Tax benefit from stock option plans	26,000	---
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,931,047)	(4,433,538)
Increase in costs and estimated earnings in excess of billings on
uncompleted contracts	(2,393,630)	(9,707,304)
Decrease in prepaid expenses and other assets	141,907	642
Decrease in accounts payable and accrued expenses	(6,349,868)	(3,327,485)
Decrease in billings in excess of costs and estimated earnings on uncompleted contracts	(236,292)	---
Increase in income taxes payable	222,530	851,070

Net cash used in operating activities	(7,631,655)	(11,329,768)

Cash used in investing activities - purchase of plant and equipment	(548,179)	(673,472)
Cash flows from financing activities:
Payments on long-term debt	(556,592)	(603,008)
Proceeds from long-term debt	---	4,500,000
Proceeds from line of credit Payments on line of credit	7,500,000 (1,000,000)	1,500,000 (3,000,000)
Proceeds from exercise of stock options Proceeds from sale of common stock	--- ---	1,224,515 11,107,580
Tax benefit from stock option plans	(26,000)	---

Net cash provided by financing activities	5,917,408	14,729,087

Net increase (decrease) in cash	(2,262,426)	2,725,847
Cash at beginning of period	2,709,803	878,200

Cash at end of period	$447,377	$3,604,047
Supplemental disclosures of cash flow information:

Non cash investing and financing activities:

Equipment acquired under capital lease	$---	$76,592
Common stock issued for bonuses	$152,074	$228,290

Cash paid during the period for:
Interest	$412,954	$606,352
Income taxes	$1,250,000	$1,400,000

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.           INTERIM FINANCIAL STATEMENTS

The condensed financial statements of CPI Aerostructures, Inc. (the “Company”) as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

 The Company maintains its cash in two financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation.  From time to time, the Company’s balances may exceed these limits.  As of June 30, 2013, the Company had approximately $1,500,000 of uninsured balances.  The Company limits its credit risk by selecting financial institutions considered to be highly credit worthy.

2.	STOCK-BASED COMPENSATION

The Company accounts for compensation expense associated with stock options based on the fair value of the options on the date of grant.

The Company’s net income for the three and six months ended June 30, 2013 includes approximately $361,000 of noncash compensation expense related to the Company’s stock options.  The Company’s net income for the three and six months ended June 30, 2012 includes approximately $383,000 of noncash compensation expense related to the Company’s stock options.  The noncash compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model.  The following weighted-average assumptions were used for the options granted during the three and six months ended June 30, 2013 and 2012:

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

	2013	2012
Risk-free interest rate	0.72%	0.9%

Expected volatility	106%	102%

Dividend yield	0%	0%
Expected option term	5 years	5 years

A summary of the status of the Company’s stock option plans as of June 30, 2013 and changes during the six months ended June 30, 2013 are as follows:

		Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
	Options
Outstanding
at beginning of period	495,517	$9.33
Granted	44,217	10.62
Exercised	(20,000)	8.20
Forfeited	(35,000)	8.20
Outstanding and vested
at end of period	484,734	$9.58	2.78	$993,916

Options to acquire 44,217 shares of common stock were granted on January 1, 2013 to members of our board of directors as part of their normal compensation.

During the six months ended June 30, 2013, no stock options were exercised for cash.  During the same period, 20,000 options were exercised, pursuant to provisions of the stock option plan, where the Company received no cash and 17,355 shares of its common stock in exchange for the 20,000 shares issued in the exercise.  The 17,355 shares that the Company received were valued at $164,000, the fair market value of the shares on the dates of exercise.

The intrinsic value of all options exercised during the six months ended June 30, 2013 and 2012 was approximately $26,300 and $1,252,950, respectively.

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

In March 2012, the Company entered into interest rate swaps with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt.  The notional amount, maturity date, and currency of these contracts match those of the underlying debt.  The Company has designated these interest rate swap contracts as cash flow hedges.  The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item.  No material ineffectiveness was recognized in the quarter ended June 30, 2013.  As of June 30, 2013 and December 31, 2012, we had a net deferred loss associated with cash flow hedges of approximately $35,500 and $61,000, respectively, due to the interest rate swap which has been included in Other Liabilities.

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

Fair Value

At June 30, 2013 and December 31, 2012, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	June 30, 2013
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$33,703,845	$33,703,845

	December 31, 2012
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$27,760,437	$27,760,437

We estimated the fair value of debt using market quotes and calculations based on market rates.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the fair values of those financial liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

		Fair Value Measurements June 30, 2013
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$ 35,509	--	$ 35,509	--
Total	$ 35,509	--	$ 35,509	--

		Fair Value Measurements December 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$60,516	--	$60,516	--
Total	$60,516	--	$60,516	--

The fair value of the Company’s interest rate swaps was determined by comparing the fixed rate set at the inception of the transaction to the “replacement swap rate,” which represents the market rate for an offsetting interest rate swap with the same notional amount and final maturity date.  The market value is then determined by calculating the present value of the interest differential between the contractual swap and the replacement swap.

As of June 30, 2013 and December 31, 2012, $35,509 and $60,516, respectively, was included in Other Liabilities related to the fair value of the Company’s interest rate swap, and $23,437 and $40,827, respectively, net of tax of $12,072 and $19,689, respectively, was included in Accumulated Other Comprehensive Loss.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	June 30, 2013
	U.S
	Government	Commercial	Total

Costs incurred on uncompleted
contracts	$237,662,363	$52,127,357	$289,789,720
Estimated earnings	88,824,737	27,420,732	116,245,469
Sub-total	326,487,100	79,548,089	406,035,189
Less billings to date	242,302,347	52,849,929	295,152,276
Costs and estimated earnings in excess of billings on uncompleted contracts	$84,184,753	$26,698,160	$110,882,913

	December 31, 2012
	U.S.
	Government	Commercial	Total
Costs incurred on uncompleted
contracts	$214,888,101	$42,636,753	$257,524,854
Estimated earnings	85,320,636	23,782,285	109,102,921
Sub-total	300,208,737	66,419,038	366,627,775
Less billings to date	215,743,090	42,631,694	258,374,784
Costs and estimated earnings in excess of billings on uncompleted contracts	$84,465,647	$23,787,344	$108,252,991

The above amounts are included in the accompanying balance sheets under the following captions at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 111,303,474	$ 108,909,844
Billings in excess of costs and estimated earnings on
uncompleted contracts	(420,561)	(656,853)

Totals	$ 110,882,913	$ 108,252,991

U.S. Government Contracts includes contracts directly with the U.S. Government and Government subcontracts.

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the six months ended June 30, 2013 and 2012, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $2,797,000 and $528,000, respectively, from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in prior years.

Although management believes it has established adequate procedures for estimating costs to complete on uncompleted open contracts, it is possible that additional significant costs could occur on contracts prior to completion.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

5.	INCOME PER COMMON SHARE

Basic income per common share is computed using the weighted average number of common shares outstanding.  Diluted income per common share for the three and six month period ended June 30, 2013 and 2012 is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.  Incremental shares of 64,202 were used in the calculation of diluted income per common share in both the three and six month period ended June 30, 2013. Incremental shares of 239,734 were not included in the diluted earnings per share calculations for both the three and six month period ended June 30, 2013 as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.  Incremental shares of 475,517 were used in the calculation of diluted income per common share in both the three and six month period ended June 30, 2012. Incremental shares of 55,000 were not included in the diluted earnings per share calculations for both the three and six month period ended June 30, 2012 as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercise for the diluted earnings per share calculation, as they would be anti-dilutive.

6.	LINE OF CREDIT

Until December 2012, the Company was party to a Credit Agreement, dated August 13, 2007, as amended, between the Company and Sovereign Bank (the “Prior Agreement”), which provided for a revolving credit facility and two term loans.  Immediately prior to entering into the Restated Agreement (identified below), a revolving credit facility in the aggregate of $18.0 million was available to the Company under the Prior Agreement.

On December 5, 2012, the Company entered into an Amended and Restated Credit Agreement with Sovereign Bank (“Restated Agreement”) as the sole arranger, administrative agent, collateral agent and lender and Valley National Bank as lender.  The Restated Agreement increased the revolving credit facility under the Prior Agreement from $18 million to $35 million (the “Sovereign Revolving Facility”), refinanced one of the previous term loans as a revolving credit loan, continued the other term loan and then-existing revolving credit loans, and amended and restated the general terms of the Prior Agreement.  The revolving credit loans under the Restated Agreement mature on December 5, 2016.  The Sovereign Revolving Facility and term loan under the Restated Agreement are secured by all of our assets.

As of June 30, 2013, the Company was in compliance with all of the financial covenants, as amended, contained in the Credit Agreement and $29.95 million was outstanding under the Sovereign Revolving Facility.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

7.           LONG-TERM DEBT

On October 22, 2008, the Company obtained a $3.0 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Loan”). This term loan was refinanced as part of the revolving credit loan under the Restated Agreement of December 5, 2012.

On March 9, 2012, the Company obtained a $4.5 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Loan 2”).  The Sovereign Term Loan 2 was used by the Company to purchase tooling and equipment for new programs.  The Sovereign Term Loan was continued under the Restated Agreement, and is payable in monthly installments of $75,000, with a final payment of the remaining principal balance on March 9, 2017.  The Sovereign Term Loan 2 bears interest at the lower of LIBOR plus 3% or Sovereign Bank’s prime rate. The Sovereign Term Loan 2 is subject to the amended and restated terms and conditions of the Restated Agreement.

In connection with the Sovereign Term Loan 2, the Company and Sovereign Bank entered into a five-year interest rate swap agreement, in the notional amount of $4.5 million. Under the interest rate swap, the Company pays an amount to Sovereign Bank representing interest on the notional amount at a rate of 4.11% and receives an amount from Sovereign representing interest on the notional amount at a rate equal to the one-month LIBOR plus 3%.  The effect of this interest rate swap will be the Company paying a fixed interest rate of 4.11% over the term of the Sovereign Term Loan 2.

The maturities of long-term debt are as follows:

Twelve months ending June 30,
2014	$1,069,710
2015	969,196
2016	954,865
2017	760,074
$3,753,845

In addition to the Sovereign Term Facility 2, included in long-term debt are capital leases and notes payable of $303,846, including a current portion of $169,710.

8.           MAJOR CUSTOMERS

During the six months ended June 30, 2013 and 2012, 1% and 9%, respectively, of revenue was directly from the U.S. Government. In addition, during the six months ended June 30, 2013, the Company’s three largest commercial customers accounted for 27%, 22% and 19% of revenue, respectively.  During the six months ended June 30, 2012, the Company’s three largest commercial customers accounted for 38%, 19% and 15% of revenue, respectively.

At June 30, 2013 and December 31, 2012, 1.5% and 3.2% of costs and estimated earnings in excess of billings on uncompleted contracts, respectively, were direct from the U.S. Government.

At June 30, 2013, 41%, 19%, 15% and 11% of costs and estimated earnings in excess of billings on uncompleted contracts were from four largest commercial customers.  At December 31, 2012, 39%, 22%, 14% and 13% of costs and estimated earnings in excess of billings on uncompleted contracts were from the Company’s four largest commercial customers.

At June 30, 2013, 32%, 28% and 25% of our accounts receivable were from our three largest commercial customers.  At December 31, 2012, 36%, 30% and 21% of accounts receivable were from our three largest commercial customers.

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

Marketing and New Business

From the beginning of the current fiscal year through June 30, 2013, we received approximately $13.2 million of new contract awards, which included approximately $6.0 million of government subcontract awards and approximately $7.2 million of commercial subcontract awards, compared to a total of $44.6 million of new contract awards, of all types, in the same period last year.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders.  Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation.  Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty.  Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years.  Therefore, our funded backlog does not include the full value of our contracts.  Our total backlog as of June 30, 2013 and December 31, 2012 was as follows:

Backlog (Total)	June 30, 2013	December 31, 2012
Funded	$74,849,000	$52,318,000
Unfunded	337,021,000	339,563,000
Total	$411,870,000	$391,881,000
Approximately 53% of the total amount of our backlog at June 30, 2013 was attributable to government contracts.  Our backlog attributable to government contracts at June 30, 2013 and December 31, 2012 was as follows:

Backlog (Government)	June 30, 2013	December 31, 2012
Funded	$39,711,000	$43,215,000
Unfunded	177,870,000	190,109,000
Total	$217,581,000	$233,324,000

Our backlog attributable to commercial contracts at June 30, 2013 and December 31, 2012 was as follows:

Backlog (Commercial)	June 30, 2013	December 31, 2012
Funded	$35,138,000	$9,103,000
Unfunded	159,151,000	149,454,000
Total	$194,289,000	$158,557,000
Our unfunded backlog is primarily comprised of the long-term contracts that we received from Boeing, Spirit and Northrop Grumman Corp. during 2008, Honda and Bell during 2011 and Cessna, Sikorsky and Embraer during 2012.  These long-term contracts are expected to have yearly orders which will be funded in the future.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

Revenue

Revenue for the three months ended June 30, 2013 was $21,110,452 compared to $20,854,627 for the same period last year, representing an increase of $255,825 or 1.2%.  For the six months ended June 30, 2013, revenue was $41,037,885 compared to $40,575,722 for the same period last year, representing an increase of $462,163 or 1.1%.

We generate revenue from government contracts for which we act as a prime contractor or as a subcontractor as well as from commercial contracts. Revenue generated from prime government contracts for the six months ended June 30, 2013 was $287,441 compared to $3,570,726 for the six months ended June 30, 2012, a decrease of $3,283,285 or 92%. This decrease was anticipated, as we move away from focusing on government prime work.

Revenue generated from government subcontracts for the six months ended June 30, 2013 was $27,621,393 compared to $25,289,400 for the six months ended June 30, 2012 an increase of $2,331,993 or 9.2%.  This increase is primarily the result of increased production on the A-10 program of approximately $5 million and an increase in production on our program with UTC Aerospace of approximately $2 million, offset by a decrease in production on the E-2D program of approximately $6 million.

Revenue generated from commercial contracts was $13,129,051 for the six months ended June 30, 2013 compared to $11,715,596 for the six months ended June 30, 2012, an increase of $1,413,454 or 12%.  This increase is primarily the result of increased production rates on the G650 program.

Inflation historically has not had a material effect on our operations.

Gross Profit

Gross profit for the three months ended June 30, 2013 was $4,236,247 compared to $5,768,644 for the three months ended June 30, 2012, a decrease of $1,532,397. As a percentage of revenue, gross profit for the three months ended June 30, 2013 was 20.1% compared to 27.7% for the same period last year. Gross profit for the six months ended June 30, 2013 was $8,676,817 compared to $10,733,030 for the six months ended June 30, 2012, a decrease of $2,056,213.  As a percentage of revenue, gross profit for the six months ended June 30, 2013 was 21.1% compared to 26.5% for the same period last year.

The gross margin percentage was below our anticipated percentage because of adjustments to our long term programs with Spirit, Northrop Grumman and Boeing as well as the C-5 Top program.  The adjustment for our Spirit program was the result of price reductions given as part of an agreement to increase the program value and to extend the life of the program until 2019. The adjustment for Northrop Grumman is a reserve against anticipated price reductions that may be necessary upon completion of a government pricing analysis. The adjustment for our Boeing program was part of the negotiations for program changes described in the liquidity section.  The Boeing adjustment approximates a 200 basis point decrease in our gross margin percentage. The adjustment for the C-5 Top program was the result of excess time and work required on C-5 wing tip panels

Because of the adjustments taken related to the Boeing negotiation and the costs associated with the C-5 wing tip, as well as price reductions taken on our G650 for extending our contract life and price reductions on our E-2D program, we now expect our gross margin for the full year to fall to be in the range of 23%-24%.

Item 2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2013 were $1,496,272 compared to $1,570,231 for the three months ended June 30, 2012, a decrease of $73,959, or 4.7%.

For the six months ended June 30, 2013, selling, general and administrative expenses were $3,374,195 compared to $3,675,112 for the same period last year, a decrease of $300,917 or 8.2%.  These decrease are predominately the result of a lower accrual for officers’ bonus of $250,000 and lower professional fees of approximately $239,000, offset by increased salaries of $179,000, the result of increased headcount.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended June 30, 2013 was $2,584,276 compared to $4,024,019 for the same period last year, a decrease of $1,439,743.  This decrease is the result of the lower gross margin percentage during 2013 as compared to 2012.  For the six months ended June 30, 2013, income before provision for income taxes was $5,005,551 compared to $6,734,338 for the same period last year, a decrease of $1,728,787.

Provision for Income Taxes

Provision for income taxes was $800,000 for the three months ended June 30, 2013, or 31% of pre-tax income, compared to $1,328,000 or 33% of pre-tax income, for the three months ended June 30, 2012.  Provision for income taxes was $1,550,000 for the six months ended June 30, 2013, or 31% of pre-tax income, compared to $2,119,000 or 32% of pre-tax income for the six months ended June 30, 2012.

Item 2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Net Income

Net income for the three months ended June 30, 2013 was $1,784,276, or $0.21 per basic share, compared to net income of $2,696,019, or $0.37 per basic share, for the same period last year.  Net income for the six months ended June 30, 2013 was $3,455,551 or $0.41 per basic share, compared to $4,615,338, or $0.65 per basic share, for the same period last year.  Diluted income per share for the three months ended June 30, 2013 was $0.21, calculated utilizing 8,456,156 average shares outstanding.  Diluted income per share for the six months ended June 30, 2013 was $0.41, calculated utilizing 8,452,064 average shares outstanding.

Liquidity and Capital Resources

General

At June 30, 2013, we had working capital of $84,432,728 compared to $79,708,725 at December 31, 2012, an increase of $4,724,003, or 5.9%.

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

At June 30, 2013, we had a cash balance of $447,377 compared to $2,709,803 at December 31, 2012.

Our costs and estimated earnings in excess of billings increased by approximately $2.5 million during the six months ended June 30, 2013.  The Boeing A-10 contract accounted for an approximately $3.0 million increase, offset by approximately $500,000 decrease in all other programs.  Although this contract does provide for milestone billings, the program had reached the end of the milestone billing phase and as such we were not able to invoice this program on a progress basis.  During June 2013 we completed our negotiations with Boeing regarding engineering changes.  As such, we have increased the revenue over the life of the A-10 program by approximately $1.5 million.  In addition, Boeing will allow us to bill on a progress basis for inventory purchased through the end of June 2013, which will improve our cash flow in the third quarter of 2013.  Lastly, Boeing has agreed to work with us to lower procurement costs on a going forward basis, as well as changing certain requirements, which will lower labor costs associated with the job.  The net result of this negotiation resulted in an approximate 200 basis point reduction in the current quarter’s gross margin percentage.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Facilities

Line of Credit

Until December 2012, the Company was party to a Credit Agreement, dated August 13, 2007, as amended, between the Company and Sovereign Bank (the “Prior Agreement”), which provided for a revolving credit facility and two term loans.  Immediately prior to entering into the Restated Agreement (identified below), a revolving credit facility in the aggregate of $18.0 million was available to the Company under the Prior Agreement.

On December 5, 2012, the Company entered into an Amended and Restated Credit Agreement with Sovereign Bank (“Restated Agreement”) as the sole arranger, administrative agent, collateral agent and lender and Valley National Bank as lender.  The Restated Agreement increased the revolving credit facility under the Prior Agreement from $18 million to $35 million (the “Sovereign Revolving Facility”), refinanced one of the previous term loans as a revolving credit loan, continued the other term loan and then-existing revolving credit loans, and amended and restated the general terms of the Prior Agreement.  The revolving credit loans under the Restated Agreement mature on December 5, 2016.  The Sovereign Revolving Facility and term loan under the Restated Agreement are secured by all of our assets.

As of June 30, 2013, the Company was in compliance with all of the financial covenants, as amended, contained in the Credit Agreement and $29.95 million was outstanding under the Sovereign Revolving Facility.

Term Loan

On October 22, 2008, the Company obtained a $3.0 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Loan”). This term loan was refinanced as part of the revolving credit loan under the Restated Agreement of December 5, 2012.

On March 9, 2012, the Company obtained a $4.5 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Loan 2”).  The Sovereign Term Loan 2 was used by the Company to purchase tooling and equipment for new programs.  The Sovereign Term Loan was continued under the Restated Agreement, and is payable in monthly installments of $75,000, with a final payment of the remaining principal balance on March 9, 2017.  The Sovereign Term Loan 2 bears interest at the lower of LIBOR plus 3% or Sovereign Bank’s prime rate. The Sovereign Term Loan 2 is subject to the amended and restated terms and conditions of the Restated Agreement.

In connection with the Sovereign Term Loan 2, the Company and Sovereign Bank entered into a five-year interest rate swap agreement, in the notional amount of $4.5 million. Under the interest rate swap, the Company pays an amount to Sovereign Bank representing interest on the notional amount at a rate of 4.11% and receives an amount from Sovereign representing interest on the notional amount at a rate equal to the one-month LIBOR plus 3%.  The effect of this interest rate swap will be the Company paying a fixed interest rate of 4.11% over the term of the Sovereign Term Loan 2.

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

Based on an evaluation of the Company’s disclosure controls and procedures as of June 30, 2013 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2013 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II - Other Information

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There have been no repurchases or unregistered sales of our equity securities for the three months ended June 30, 2013.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit 31.1	Section 302 Certification by Chief Executive Officer and President
Exhibit 31.2	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
Exhibit 32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
Exhibit 101
The following financial information from CPI Aerostructures, Inc Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheet, (ii) the Condensed Income Statements, (iii) the Condensed Statement  of Shareholder Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to the Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: August 9, 2013	By.	/s/ Edward J. Fred
Edward J. Fred
Chief Executive Officer and President

Dated: August 9, 2013	By.	/s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer (Principal Accounting Officer)