Form 10-Q
period 2013-10-21
CPI AEROSTRUCTURES INC
filed 2013-11-08
CIK 889348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

As of November 5, 2013 the number of shares of common stock, par value $.001 per share, outstanding was 8,391,954.

INDEX

Part I - Financial Information

Part I - Financial Information

Item 1 – Financial Statements
CONDENSED BALANCE SHEETS

September 30,	December 31,
2013	2012
(Unaudited)	(Note 1)

ASSETS
Current Assets:
Cash	$840,683	$2,709,803
Accounts receivable, net	13,317,866	6,774,346
Costs and estimated earnings in excess of billings on uncompleted
contracts	111,766,149	108,909,844
Deferred income taxes	526,000	534,000
Prepaid expenses and other current assets	645,906	426,063

Total current assets	127,096,604	119,354,056

Plant and equipment, net	2,990,237	2,907,476
Deferred income taxes	1,009,000	1,001,000
Other assets	108,080	1,620,984
Total Assets	$131,203,921	$124,883,516

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,299,757	$13,286,558
Accrued expenses Billings in excess of costs and estimated earnings on uncompleted	244,075	943,356
contracts	469,509	656,853
Current portion of long-term debt	1,041,016	1,100,564
Line of credit	31,450,000	23,450,000
Income tax payable	235,800	106,000
Deferred income taxes	100,000	102,000

Total current liabilities	40,840,157	39,645,331

Long-term debt, net of current portion	2,444,570	3,209,873
Deferred income taxes	852,000	867,000
Other liabilities	583,073	567,113

Total Liabilities	44,719,800	44,289,317

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, issued and outstanding 8,391,954 and 8,371,439
shares, respectively	8,392	8,371
Additional paid-in capital	50,286,534	49,780,673
Retained earnings	36,212,632	30,845,982
Accumulated other comprehensive loss	(23,437)	(40,827)

Total Shareholders’ Equity	86,484,121	80,594,199

Total Liabilities and Shareholders’ Equity	$131,203,921	$124,883,516

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended		For the Nine Months Ended
September 30,		September 30,
2013	2012	2013	2012
(Unaudited)		(Unaudited)

Revenue	$20,664,645	$21,340,831	$61,702,530	$61,916,552
Cost of sales	16,188,518	15,536,407	48,549,586	45,379,099

Gross profit	4,476,127	5,804,424	13,152,944	16,537,453
Selling, general and administrative expenses	1,508,656	1,615,888	4,882,851	5,290,999

Income from operations	2,967,471	4,188,536	8,270,093	11,246,454
Interest expense	195,371	163,099	492,443	486,679

Income before provision for
income taxes	2,772,100	4,025,437	7,777,650	10,759,775

Provision for income taxes	861,000	1,230,000	2,411,000	3,349,000

Net income	1,911,100	2,795,437	5,366,650	7,410,775

Other comprehensive income (loss),
net of tax
Change in unrealized gain (loss)-
interest rate swap	---	(1,490)	17,390	(33,826)

Comprehensive Income	$1,911,100	$2,793,947	$5,384,040	$7,376,949

Income per common share – basic	$0.23	$0.33	$0.64	$0.99

Income per common share – diluted	$0.23	$0.33	$0.63	$0.96

Shares used in computing income per common share:
Basic	8,391,954	8,347,086	8,387,240	7,510,581

Diluted	8,490,711	8,476,691	8,464,350	7,684,508

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

                                                      For the nine months ended September 30, 2013 and 2012
	Common Stock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance at January 1, 2012	7,079,638	$7,080	$35,346,273	$19,834,852	$(1,140,226)	$(21,772)	$54,026,207
Net Income	----	----	----	7,410,775	----	----	7,410,775
Change in unrealized loss from interest rate swap	----	----	----	----	----	(33,826)	(33,826)
Common stock issued in share
offering	1,195,750	1,195	13,322,499	----	----	----	13,323,694
Common stock issued upon exercise
of options	196,078	196	1,224,319	----	----	----	1,224,515
Common stock issued as bonus	15,260	15	228,275	----	----	----	228,290
Stock compensation expense	----	----	382,657	----	----	----	382,657
Tax benefit of stock option exercise	----	----	162,000	----	----	----	162,000
Treasury stock retired	(133,257)	(133)	(1,140,093)	----	1,140,226	----	----

Balance at September 30, 2012	8,353,469	$8,353	$49,525,930	$27,245,627	$----	$(55,598)	$76,724,312

Balance at January 1, 2013	8,371,439	$8,371	$49,780,673	$30,845,982	$----	$(40,827)	$80,594,199
Net Income	----	----	----	5,366,650	----	----	5,366,650
Change in unrealized gain from interest rate swap	----	----	----	----	----	17,390	17,390
Common stock issued upon exercise
of options	2,645	3	(3)	----	----	----	----
Tax provision for stock option exercise	---	---	(26,000)	---	---	---	(26,000)
Common stock issued as bonus	17,870	18	152,056	----	----	----	152,074
Stock compensation expense	----	----	379,808	----	----	----	379,808

Balance at September 30, 2013	8,391,954	$8,392	$50,286,534	$36,212,632	$----	$(23,437)	$86,484,121

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,	2013	2012

Cash flows from operating activities:
Net income	$5,366,650	$7,410,775
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	518,048	458,606
Deferred rent Recovery of bad debt	36,414 ----	58,750 (75,000)
Stock compensation	379,808	382,657
Deferred income taxes	(17,000)	(54,000)
Provision for (tax benefit) from stock option plans	26,000	(162,000)
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,030,616)	(4,498,170)
Increase in costs and estimated earnings in excess of billings on
uncompleted contracts	(2,856,305)	(17,198,319)
(Increase) decrease in prepaid expenses and other assets	(219,843)	294,145
Decrease in accounts payable and accrued expenses	(6,537,071)	(3,460,951)
(Increase) decrease in billings in excess of costs and estimated earnings on uncompleted contracts	(187,344)	---
Increase (decrease) in income taxes payable	103,800	(916,708)

Net cash used in operating activities	(8,417,459)	(17,760,215)

Cash used in investing activities - purchase of plant and equipment	(600,810)	(709,111)

Cash flows from financing activities:
Payments on long-term debt	(824,851)	(1,046,976)
Proceeds from long-term debt	---	4,500,000
Proceeds from line of credit Payments on line of credit	10,000,000 (2,000,000)	4,500,000 (4,000,000)
Proceeds from exercise of stock options Proceeds from sale of common stock	--- ---	1,224,515 13,323,694
(Provision for) tax benefit from stock option plans	(26,000)	162,000

Net cash provided by financing activities	7,149,149	18,663,233

Net increase (decrease) in cash	(1,869,120)	193,907
Cash at beginning of period	2,709,803	878,200

Cash at end of period	$840,683	$1,072,107

Supplemental disclosures of cash flow information:

Non cash investing and financing activities:

Equipment acquired under capital lease	$---	$76,592
Common stock issued for bonuses	$152,074	$228,290

Cash paid during the period for:
Interest	$638,767	$907,709
Income taxes	$2,250,000	$4,394,778

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.           INTERIM FINANCIAL STATEMENTS

The condensed financial statements of CPI Aerostructures, Inc. (the “Company”) as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

 The Company maintains its cash in two financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation.  From time to time, the Company’s balances may exceed these limits.  As of September 30, 2013, the Company had approximately $1,145,000 of uninsured balances.  The Company limits its credit risk by selecting financial institutions considered to be highly credit worthy.

2.	STOCK-BASED COMPENSATION

The Company accounts for compensation expense associated with stock options based on the fair value of the options on the date of grant.

The Company’s net income for the three and nine months ended September 30, 2013 includes approximately $19,000 and $380,000, respectively, of noncash compensation expense related to the Company’s stock options.  The Company’s net income for the three and nine months ended September 30, 2012 includes approximately zero and $383,000, respectively, of noncash compensation expense related to the Company’s stock options.  The non-cash compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model.  The following weighted-average assumptions were used for the options granted during the three and nine months ended September 30, 2013 and 2012:

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

	2013	2012

Risk-free interest rate	0.76%	0.9%

Expected volatility	106%	102%

Dividend yield	0%	0%
Expected option term	5 years	5 years
A summary of the status of the Company’s stock option plans as of September 30, 2013 and changes during the nine months ended September 30, 2013 are as follows:

		Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
	Options
Outstanding
at beginning of period	495,517	$9.33
Granted	46,402	10.64
Exercised	(20,000)	8.20
Forfeited	(35,000)	8.20

Outstanding and vested
at end of period	486,919	$9.58	2.41	$1,253,203

Options to acquire 44,217 shares of common stock were granted on January 1, 2013 to members of our board of directors as part of their normal compensation.  On August 15, 2013, options to acquire 2,185 shares were granted to a new board member as part of his normal compensation.

During the nine months ended September 30, 2013, no stock options were exercised for cash.  During the same period, 20,000 options were exercised, pursuant to provisions of the stock option plan, where the Company received no cash and 17,355 shares of its common stock in exchange for the 20,000 shares issued in the exercise.  The 17,355 shares that the Company received were valued at $164,000, the fair market value of the shares on the dates of exercise.

The intrinsic value of all options exercised during the nine months ended September 30, 2013 and 2012 was approximately $26,300 and $1,224,000, respectively.

3.           DERIVATIVE INSTRUMENTS AND FAIR VALUE

Our use of derivative instruments has been to hedge interest rates. These derivative contracts are entered into with a financial institution.  We do not use derivative instruments for trading purposes and we have procedures in place to monitor and control their use.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

In March 2012, the Company entered into interest rate swaps with the objective of reducing its exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt.  The notional amount, maturity date, and currency of these contracts match those of the underlying debt.  The Company has designated these interest rate swap contracts as cash flow hedges.  The Company measures ineffectiveness by comparing the cumulative change in the forward contract with the cumulative change in the hedged item.  No material ineffectiveness was recognized in the quarter ended September 30, 2013.  As of September 30, 2013 and December 31, 2012, the Company had a net deferred loss associated with cash flow hedges of approximately $35,500 and $61,000, respectively, due to the interest rate swap which has been included in Other Liabilities.

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

Fair Value

At September 30, 2013 and December 31, 2012, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	September 30, 2013
	Carrying Amount	Fair Value

Debt
Short-term borrowings and long-term debt	$34,935,586	$34,935,586

	December 31, 2012
	Carrying Amount	Fair Value

Debt
Short-term borrowings and long-term debt	$27,760,437	$27,760,437

We estimated the fair value of debt using market quotes and calculations based on market rates.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the fair values of those financial liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

		Fair Value Measurements September 30, 2013

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

As of September 30, 2013 and December 31, 2012, $35,509 and $60,516, respectively, was included in Other Liabilities related to the fair value of the Company’s interest rate swap, and $23,437 and $40,827, respectively, net of tax of $12,072 and $19,689, respectively, was included in Accumulated Other Comprehensive Loss.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	September 30, 2013

	U.S
	Government	Commercial	Total

Costs incurred on uncompleted
contracts	$248,918,412	$57,053,894	$305,972,306
Estimated earnings	92,166,984	28,574,805	120,741,789

Sub-total	341,085,396	85,628,699	426,714,095
Less billings to date	257,362,913	58,054,542	315,417,455

Costs and estimated earnings
in excess of billings on
uncompleted contracts	$83,722,483	$27,574,157	$111,296,640

	December 31, 2012
	U.S.
	Government	Commercial	Total

Costs incurred on uncompleted
contracts	$214,888,101	$42,636,753	$257,524,854
Estimated earnings	85,320,636	23,782,285	109,102,921

Sub-total	300,208,737	66,419,038	366,627,775
Less billings to date	215,743,090	42,631,694	258,374,784

Costs and estimated earnings
in excress of billings on
uncompleted contracts	$84,465,647	$23,787,344	$108,252,991

The above amounts are included in the accompanying balance sheets under the following captions at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 111,766,149	$ 108,909,844
Billings in excess of costs and estimated earnings on
uncompleted contracts	(469,509)	(656,853)

Totals	$ 111,296,640	$ 108,252,991

U.S. Government Contracts include contracts directly with the U.S. Government and Government subcontracts.

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the nine months ended September 30, 2013 and 2012, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $3,600,000 and $1,000,000, respectively, from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in prior years.

Although management believes it has established adequate procedures for estimating costs to complete on uncompleted open contracts, it is possible that additional significant costs could occur on contracts prior to completion.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

5.	INCOME PER COMMON SHARE

Basic income per common share is computed using the weighted average number of common shares outstanding.  Diluted income per common share for the three and nine month period ended September 30, 2013 and 2012 is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.  Incremental shares of 341,402 and 245,000 were used in the calculation of diluted income per common share in the three and nine month periods ended September 30, 2013. Incremental shares of 145,517 and 241,919 were not included in the diluted earnings per share calculations for the three and nine month periods ended September 30, 2013 as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.  Incremental shares of 410,000 and 450,517 were used in the calculation of diluted income per common share for the three and nine month periods ended September 30, 2012. Incremental shares of 120,517 and 80,000 were not included in the diluted earnings per share calculations for the three and nine month periods ended September 30, 2012, respectively, as their exercise price was in excess of the Company’s average stock price for the respective periods and, accordingly, these shares are not assumed to be exercise for the diluted earnings per share calculation, as they would be anti-dilutive.

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

On December 5, 2012, the Company entered into an Amended and Restated Credit Agreement with Sovereign Bank (“Restated Agreement”) as the sole arranger, administrative agent, collateral agent and lender and Valley National Bank as lender.  The Restated Agreement increased the revolving credit facility under the Prior Agreement from $18 million to $35 million (the “Sovereign Revolving Facility”), refinanced one of the previous term loans as a revolving credit loan, continued the other term loan and then-existing revolving credit loans, and amended and restated the general terms of the Prior Agreement.  The revolving credit loans under the Restated Agreement mature on December 5, 2016.  The Sovereign Revolving Facility and term loan under the Restated Agreement are secured by all of the Company's assets.

As of September 30, 2013, the Company was in compliance with all of the financial covenants, as amended, contained in the Credit Agreement and $31.45 million was outstanding under the Sovereign Revolving Facility.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

7.           LONG-TERM DEBT

On October 22, 2008, the Company obtained a $3.0 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Loan”). This term loan was refinanced as part of the revolving credit loan under the Restated Agreement of December 5, 2012.

On March 9, 2012, the Company obtained a $4.5 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Loan 2”).  The Sovereign Term Loan 2 was used by the Company to purchase tooling and equipment for new programs.  The Sovereign Term Loan 2 was continued under the Restated Agreement, and is payable in monthly installments of $75,000, with a final payment of the remaining principal balance on March 9, 2017.  The Sovereign Term Loan 2 bears interest at the lower of LIBOR plus 3% or Sovereign Bank’s prime rate. The Sovereign Term Loan 2 is subject to the amended and restated terms and conditions of the Restated Agreement.

In connection with the Sovereign Term Loan 2, the Company and Sovereign Bank entered into a five-year interest rate swap agreement, in the notional amount of $4.5 million. Under the interest rate swap, the Company pays an amount to Sovereign Bank representing interest on the notional amount at 4.11% and receives an amount from Sovereign representing interest on the notional amount at a rate equal to the one-month LIBOR plus 3%.  The effect of this interest rate swap will be the Company paying a fixed interest rate of 4.11% over the term of the Sovereign Term Loan 2.

The maturities of long-term debt are as follows:

Twelve months ending September 30,
2014	$1,041,016
2015	964,069
2016	952,370
2017	528,131
$3,485,586

In addition to the Sovereign Term Loan 2, included in long-term debt are capital leases and notes payable of $260,586, including a current portion of $141,016.

8.           MAJOR CUSTOMERS

During the nine months ended September 30, 2013 and 2012, 2% and 8%, respectively, of revenue was directly from the U.S. Government. In addition, during the nine months ended September 30, 2013, the Company’s three largest commercial customers accounted for 27%, 22% and 18% of revenue, respectively.  During the nine months ended September 30, 2012, the Company’s three largest commercial customers accounted for 34%, 18% and 16% of revenue, respectively.

At September 30, 2013 and December 31, 2012, 0.9% and 3.2% of costs and estimated earnings in excess of billings on uncompleted contracts, respectively, were direct from the U.S. Government.

At September 30, 2013, 40%, 18%, 16% and 11% of costs and estimated earnings in excess of billings on uncompleted contracts were from the Company's four largest commercial customers.  At December 31, 2012, 39%, 22%, 14% and 13% of costs and estimated earnings in excess of billings on uncompleted contracts were from the Company’s four largest commercial customers.

At September 30, 2013, 46%, 22% and 21% of accounts receivable were from the Company's three largest commercial customers.  At December 31, 2012, 36%, 30% and 21% of accounts receivable were from the Company's three largest commercial customers.

 Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Condensed Financial Statements and notes thereto contained in this report.

Forward Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The risks are included in Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012 and Item 2 -  Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.  We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Business Operations

We are engaged in the contract production of structural aircraft parts principally for the U.S. Air Force and other branches of the U.S. armed forces, either as a prime contractor or as a subcontractor to other defense prime contractors.  We also act as a subcontractor to prime aircraft manufacturers in the production of commercial aircraft parts.

Marketing and New Business

From the beginning of the current fiscal year through October 31, 2013, we received approximately $83.1 million of new contract awards, which included approximately $62.7 million of government subcontract awards and approximately $20.4 million of commercial subcontract awards, compared to a total of $64.1 million of new contract awards, of all types, in the same period last year.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders.  Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation.  Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty.  Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years.  Therefore, our funded backlog does not include the full value of our contracts.  Our total backlog as of September 30, 2013 and December 31, 2012 was as follows:

Backlog (Total)	September 30, 2013	December 31, 2012

Funded	$102,538,000	$52,318,000
Unfunded/Unreleased	337,166,000	339,563,000

Total	$439,704,000	$391,881,000

Approximately 52% of the total amount of our backlog at September 30, 2013 was attributable to government contracts.  Our backlog attributable to government contracts at September 30, 2013 and December 31, 2012 was as follows:

Backlog (Government)	September 30, 2013	December 31, 2012

Funded	$73,601,000	$43,215,000
Unfunded	178,015,000	190,109,000

Total	$251,616,000	$233,324,000

Our backlog attributable to commercial contracts at September 30, 2013 and December 31, 2012 was as follows:

Backlog (Commercial)	September 30, 2013	December 31, 2012

Funded	$28,937,000	$9,103,000
Unfunded/Unreleased	159,151,000	149,454,000

Total	$188,088,000	$158,557,000

Our unfunded backlog is primarily comprised of the long-term contracts that we received from Boeing, Spirit and Northrop Grumman during 2008, Honda and Bell during 2011 and Cessna, Sikorsky and Embraer during 2012.  These long-term contracts are expected to have yearly orders which will be funded in the future.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

Revenue

Revenue for the three months ended September 30, 2013 was $20,664,645 compared to $21,340,831 for the same period last year, representing a decrease of $676,186 or 3.2%.  For the nine months ended September 30, 2013, revenue was $61,702,530 compared to $61,916,552 for the same period last year, representing a decrease of $214,022 or 0.3%.

We generate revenue from government contracts for which we act as a prime contractor or as a subcontractor as well as from commercial contracts. Revenue generated from prime government contracts for the nine months ended September 30, 2013 was $1,022,968 compared to $5,218,254 for the nine months ended September 30, 2012, a decrease of $4,195,286 or 80%. This decrease was anticipated, as we move away from focusing on government prime work.

Revenue generated from government subcontracts for the nine months ended September 30, 2013 was $41,469,900 compared to $38,499,624 for the nine months ended September 30, 2012 an increase of $2,970,276 or 7.7%.  This increase is primarily the result of increased production on the A-10 program of approximately $6.9 million and an increase in production on our program with UTC Aerospace of approximately $3.0 million, offset by a decrease in production on the E-2D program of approximately $7.5 million.

Revenue generated from commercial contracts was $19,209,662 for the nine months ended September 30, 2013 compared to $18,198,674 for the nine months ended September 30, 2012, an increase of $1,010,988 or 5.6%.  This increase is primarily the result of increased production rates on the G650 program.

Inflation historically has not had a material effect on our operations.

Gross Profit

Gross profit for the three months ended September 30, 2013 was $4,476,127 compared to $5,804,424 for the three months ended September 30, 2012, a decrease of $1,328,297. As a percentage of revenue, gross profit for the three months ended September 30, 2013 was 21.7% compared to 27.2% for the same period last year. Gross profit for the nine months ended September 30, 2013 was $13,152,944 compared to $16,537,453 for the nine months ended September 30, 2012, a decrease of $3,384,509.  As a percentage of revenue, gross profit for the nine months ended September 30, 2013 was 21.3% compared to 26.7% for the same period last year.

The gross margin percentage is lower in 2013 than in 2012  because of adjustments to our long term programs with Spirit, Northrop Grumman and Boeing as well as the C-5 Top Program.  The adjustment for our Spirit program was the result of price reductions given as part of an agreement to increase the program value and to extend the life of the program until 2019. The adjustment for Northrop Grumman is the result of price reductions that were necessary at completion of a government pricing analysis. The adjustment for our Boeing program was part of the negotiations for program changes described in the liquidity section.  The Boeing adjustment approximates a 200 basis point decrease in our gross margin percentage. The adjustment for the C-5 Top Program was the result of excess time and work required on C-5 wing tip panels

We now expect our gross margin for the full year to fall to be in the range of 23%-24%.

Item 2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2013 were $1,508,656 compared to $1,615,888 for the three months ended September 30, 2012, a decrease of $107,232, or 6.6%.

For the nine months ended September 30, 2013, selling, general and administrative expenses were $4,882,851, compared to $5,290,999 for the same period last year, a decrease of $408,148 or 7.7%.  This decrease is predominately the result of a lower accrual for officers’ bonus of $375,000 and lower professional fees of approximately $189,000, offset by increased salaries of $237,000, the result of increased headcount.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended September 30, 2013 was $2,772,100 compared to $4,025,437 for the same period last year, a decrease of $1,253,337.  This decrease is the result of the lower gross margin percentage during 2013 as compared to 2012.  For the nine months ended September 30, 2013, income before provision for income taxes was $7,777,650 compared to $10,759,775 for the same period last year, a decrease of $2,982,125.

Provision for Income Taxes

Provision for income taxes was $861,000 for the three months ended September 30, 2013, or 31% of pre-tax income, compared to $1,230,000 or 31% of pre-tax income, for the three months ended September 30, 2012.  Provision for income taxes was $2,411,000 for the nine months ended September 30, 2013, or 31% of pre-tax income, compared to $3,349,000 or 31% of pre-tax income, for the nine months ended September 30, 2012.

Item 2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Net Income

Net income for the three months ended September 30, 2013 was $1,911,100, or $0.23 per basic share, compared to net income of $2,795,437, or $0.33 per basic share, for the same period last year.  Net income for the nine months ended September 30, 2013 was $5,366,650 or $0.64 per basic share, compared to $7,410,775, or $0.99 per basic share, for the same period last year.  Diluted income per share for the three months ended September 30, 2013 was $0.23, calculated utilizing 8,490,711 average shares outstanding.  Diluted income per share for the nine months ended September 30, 2013 was $0.63, calculated utilizing 8,464,350 average shares outstanding.

Liquidity and Capital Resources

General

At September 30, 2013, we had working capital of $86,256,447 compared to $79,708,725 at December 31, 2012, an increase of $6,547,722, or 8.2%.

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

At September 30, 2013, we had a cash balance of $840,683 compared to $2,709,803 at December 31, 2012.

Our costs and estimated earnings in excess of billings increased by approximately $2.9 million during the nine months ended September 30, 2013.  The Boeing A-10 contract accounted for an approximately $1.8 million increase.  In the three months ended September 30, 2013, however the costs and estimated earnings in excess of billings related to the A-10 program decreased by approximately $1.2 million, as a result of our negotiated ability to bill Boeing on a progress basis.

Because of our high growth rate, in order to perform on new programs, such as the recently announced UTS Aerospace and Embraer programs, we may be required to expend up-front costs that may have to be amortized over a portion of production units.  In the case of significant program delays and/or program cancellations, we could be required to bear impairment charges which may be material, for costs that are not recoverable.  Such charges and the loss of up-front costs could have a material impact on our liquidity.

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

As of September 30, 2013, the Company was in compliance with all of the financial covenants, as amended, contained in the Credit Agreement and $31.45 million was outstanding under the Sovereign Revolving Facility.  In October 2013, we collected an approximate $4.8 million from Boeing as a portion of the settlement of our pricing negotiations, $4.5 million of which was used to pay down our line of credit.  At October 31, 2013, we had $26.95 million outstanding under the Sovereign Revolving Facility.

Term Loan

On October 22, 2008, the Company obtained a $3.0 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Loan”). This term loan was refinanced as part of the revolving credit loan under the Restated Agreement of December 5, 2012.

On March 9, 2012, the Company obtained a $4.5 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Loan 2”).  The Sovereign Term Loan 2 was used by the Company to purchase tooling and equipment for new programs.  The Sovereign Term Loan 2 was continued under the Restated Agreement, and is payable in monthly installments of $75,000, with a final payment of the remaining principal balance on March 9, 2017.  The Sovereign Term Loan 2 bears interest at the lower of LIBOR plus 3% or Sovereign Bank’s prime rate. The Sovereign Term Loan 2 is subject to the amended and restated terms and conditions of the Restated Agreement.

In connection with the Sovereign Term Loan 2, the Company and Sovereign Bank entered into a five-year interest rate swap agreement, in the notional amount of $4.5 million. Under the interest rate swap, the Company pays an amount to Sovereign Bank representing interest on the notional amount at 4.11% and receives an amount from Sovereign representing interest on the notional amount at a rate equal to the one-month LIBOR plus 3%.  The effect of this interest rate swap will be the Company paying a fixed interest rate of 4.11% over the term of the Sovereign Term Loan 2.

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

Based on an evaluation of the Company’s disclosure controls and procedures as of September 30, 2013 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2013 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There have been no repurchases or unregistered sales of our equity securities for the three months ended September 30, 2013.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit 10.1	Letter agreement, dated October 31, 2013, between the Registrant and Edward J. Fred (1)
Exhibit 10.2	Letter agreement, dated October 31, 2013, between the Registrant and Douglas McCrosson (1)
Exhibit 10.3	Letter agreement, dated October 31, 2013, between the Registrant and Vincent Palazzolo (1)
Exhibit 31.1	Section 302 Certification by Chief Executive Officer and President
Exhibit 31.2	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
Exhibit 32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
Exhibit 101
The following financial information from CPI Aerostructures, Inc Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Income and Comprehensive Income, (iii) the Condensed Statements of Shareholders' Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to the Condensed Financial Statements

(1)  Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 1, 2013 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: November 8, 2013	By.	/s/ Edward J. Fred
Edward J. Fred
Chief Executive Officer and President

Dated: November 8, 2013	By.	/s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer (Principal Accounting Officer)