Form 10-K
period 2013-12-31
CPI AEROSTRUCTURES INC
filed 2014-03-11
CIK 889348

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2013
☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ______________to ______________

Commission file number 001-11398

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

Yes  ☐      No ☒

As of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on the NYSE MKT of $10.85) held by non-affiliates of the registrant was $81,587,367.

As of March 3, 2014, the registrant had 8,410,493 common shares, $.001 par value, outstanding.

 Documents Incorporated by Reference:

Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

CPI AEROSTRUCTURES, INC.
FORM 10-K ANNUAL REPORT-2013

PART I

Item 1.      BUSINESS

General

CPI Aerostructures, Inc. (“CPI Aero®” or the “Company”) is a U.S. manufacturer of structural aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets.  Within the global aerostructure supply chain, we are either a Tier 1 supplier to aircraft Original Equipment Manufacturers ("OEMs") or a Tier 2 subcontractor to major Tier 1 manufacturers.  We also are a prime contractor to the U.S. Department of Defense, primarily the Air Force.  In conjunction with our assembly operations, we provide engineering, program management, supply chain management, and Maintenance Repair & Overhaul ("MRO") services.

Among the key programs that CPI Aero®  supplies are the E-2D Advanced Hawkeye surveillance aircraft, the A-10 Thunderbolt attack jet, the Gulfstream G650, the UH-60 BLACK HAWK® helicopter, the S-92® helicopter, the MH-60S mine countermeasure helicopter, AH-1Z ZULU attack helicopter, the HondaJet-Advanced Light Business Jet, the MH-53 and CH-53 variant helicopters, the C-5A Galaxy cargo jet, the E-3 "Sentry" AWACS jet, the Embraer Phenom 300 light business jet and the New Cessna Citation X.

We act as a subcontractor to leading defense prime contractors such as Northrop Grumman Corporation (“NGC”), The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed”), Sikorsky Aircraft Corporation (“Sikorsky”) and Bell Helicopter ("Bell").  66%, 63% and 77% of our revenue in 2013, 2012 and 2011, respectively, was generated by subcontracts with defense prime contractors.

We also operate as a subcontractor to prime contractors, including Sikorsky, Honda Aircraft Company, LLC ("Honda"), Embraer S.A ("Embraer") and Spirit AeroSystems, Inc. (“Spirit”), in the production of commercial aircraft parts.  32%, 30% and 14% of our revenue in 2013, 2012 and 2011 respectively, was generated by commercial contract sales.

We also perform as a prime contractor supplying aircraft structural parts directly to the U.S. Government.  In this role, we have delivered skin panels, leading edges, flight control surfaces, engine components, wing tips, cowl doors, nacelle assemblies and inlet assemblies for military aircraft such as the C-5A cargo jet, the T-38 “Talon” jet trainer, the C-130 “Hercules” cargo jet, the A-10 attack jet, and the E-3 “Sentry” AWACS jet.  2%, 7% and 9% of our revenue in 2013, 2012 and 2011 respectively, was generated by prime government contract sales.

CPI Aero® has over 34 years of experience as a contractor, completing over 2,500 contracts to date.  Most members of our management team have held management positions at large aerospace contractors, including NGC, Lockheed and The Fairchild Corporation.  Our technical team possesses extensive technical expertise and program management and integration capabilities. Our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products.

CPI Aero ® was incorporated under the laws of the State of New York in January 1980 under the name Composite Products International, Inc.  CPI Aero® changed its name to Consortium of Precision Industries, Inc. in April 1989 and to CPI Aerostructures, Inc. in July 1992.  In January 2005, we began doing business under the name CPI Aero®, a registered trademark of the Company.  Our principal office is located at 91 Heartland Blvd., Edgewood, New York 11717 and our telephone number is (631) 586-5200.

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

Significant Contracts

Some of our significant contracts are as follows:

Military Aircraft – Subcontracts with Prime Contractors

E-2D “Hawkeye” The NGC E-2 Hawkeye is an all-weather, aircraft carrier-based tactical Airborne Early Warning (AEW) aircraft. The twin turboprop aircraft was designed and developed in the 1950s by Grumman for the United States Navy as a replacement for the E-1 Tracer. The United States Navy aircraft has been progressively updated with the latest variant, the E-2D, first flying in 2007. In 2008, we received an initial $7.9 million order from NGC to provide structural kits for the E-2D. We value the long-term agreement at approximately $98 million over an eight-year period, with the potential to be in excess of $195 million over the life of the aircraft program.  The cumulative orders we have received on this program through January 2014 exceed $74 million.

A-10 “Thunderbolt”    The A-10 Thunderbolt II is a single-seat, twin-engine, straight-wing jet aircraft developed by Fairchild-Republic for the United States Air Force to provide close air support of ground forces by attacking tanks, armored vehicles, and other ground targets with a limited air interdiction capability. It is the first U.S. Air Force aircraft designed exclusively for close air support. In 2008, we received an initial order of $3.2 million from the Boeing Integrated Defense Systems unit of Boeing in support of its $2 billion award to produce up to 242 enhanced wings for the A-10.  The cumulative orders we have received on this program through January 2014 exceed $66 million.

UH-60 “BLACK HAWK”    The UH-60 BLACK HAWK helicopter is the leader in multi-mission-type aircraft.  Among the mission configurations its serves are troop transport, medical evacuation, electronic warfare, attack, assault support and special operations.  More than 3,000 BLACK HAWK helicopters are in use today, operating in 29 countries.  We have a long-term agreement from Sikorsky to manufacture gunner window assemblies for the BLACK HAWK helicopter for a period of five year years.

Commercial Aircraft – Subcontracts with Prime Contractors

Gulfstream G650     In March 2008, Spirit awarded us a contract to provide Spirit with leading edges for the Gulfstream G650 business jet, a commercial program that Spirit is supporting.

HondaJet© Advanced Light Business Jet    In May  2011 Honda awarded us a contract to manufacture engine inlets and flaps and vane assemblies for the HondaJet advanced light business jet.  We have received approximately $11.5 million in orders on this program through December 2013.  We estimate the potential value of this program to be approximately $70 million.

Embraer Phenom 300    In May 2012 Embraer awarded us a contract to manufacture engine inlets for the Embraer Phenom 300 business jet.  We have received approximately $7.5 million in orders on this program through December 2013. We estimate the potential value of the program to be in excess of $40 million.

Cessna Citation X:   In November 2012, Cessna Aircraft Company (“Cessna”) awarded us a contract to supply structural assemblies, predominately wing spars, for Cessna’s flagship aircraft, the newly-relaunched Cessna Citation X. We have received approximately $8.0 million in orders on this program through December 2013. We estimate the value of the contract, over a seven year period, to be approximately $41 million.

Military Aircraft – Prime Contracts with U.S. Government

C-5A “Galaxy”  The C-5A Galaxy cargo jet is one of the largest aircraft in the world and can carry a maximum cargo load of 270,000 pounds.  Lockheed delivered the first C-5A in 1970.  The C-5A Galaxy carries fully equipped combat-ready military units to any point in the world on short notice and then provides field support to sustain the fighting force.  The Air Force has created a comprehensive program to ensure the capabilities of its C-5A fleet until 2040.  We are one of the leading suppliers of structural spare parts and assemblies for the C-5A aircraft. We assemble numerous C-5A parts, including panels, slats, spoilers and wing-tips and are the only supplier of C-5A wing-tips to the U.S. government.  Like the C-5A itself, the wing-tip is a large structure and is expensive – costing up to $750,000 for each replacement piece.  Our first C-5A contract was approximately $590,000 of structural spares and was awarded in 1995.  In 2004, the Air Force awarded us a seven-year TOP contract to build an assortment of parts for the C-5A, including wing tips and panels.    The ordering period for the C-5 TOP contract ended in May of 2011.  Since 1995, we have received releases under contracts for C-5A parts aggregating approximately $103 million, including $45.5 million from the TOP contract.

Sales and Marketing

We are recognized within the aerospace industry as a Tier 1 or Tier 2 supplier to major aircraft suppliers. Additionally, we are qualified by the Government as a Small Business which allows us the opportunity to bid for military contracts set aside specifically for that classification.

We are awarded contracts for our products and services through the process of competitive bidding. This process begins when we first learn, formally or otherwise, of a potential contract from a prospective customer and concludes after all negotiations are completed upon award. When preparing our response to a customer for a potential contract, we evaluate the contract requirements and then we determine and outline the services and products we can provide to fulfill the contract at a competitive price. Each contract also benefits from various additional services that we offer, including program management, engineering, and global supply chain program management, which streamlines the vendor management and procurement process and monitors the progress, timing, and quality of component delivery.

Our average sales cycle, which generally commences at the time a prospective customer issues a request for proposal and ends upon delivery of the final product to the customer, varies widely. Our contracts have ranged from six months to as long as ten years. Additionally, repeat and follow-on jobs for current contracts frequently provide additional opportunities with minimal start-up costs and rapid rates to production.

Our military customers have included Defense Supply Center Richmond, Wright-Patterson Air Force Base (AFB), Warner Robins AFB, Tinker AFB, NAVICP, Hill AFB and U.S. Army Redstone Arsenal.  Our commercial customers have included NGC, Lockheed, Spirit, Sikorsky, Bell, Boeing Military, Nordam, Hupp, UTAS, Embraer, Cessna and Honda.

The Market

Initially, we concentrated on manufacturing small assemblies and structures to prime contractors for use by the U.S. Military. Government-based contracts are subject to the national defense budget and procurement funding decisions which, accordingly, drives demand for our business in that market.  Government spending and budgeting for procurement, operations and maintenance are affected not only by military action, but also the related fiscal consequences of these actions, as well as the political electoral process.

Since 2008  we have widened the scope of our target markets, positioning our company to take advantage of the opportunities a broader customer base provides while simultaneously reducing the impact of direct government contracting limitations. Our success as a subcontractor to defense prime contractors has provided us with opportunities to act as a subcontractor to prime contractors in the production of commercial aircraft structures, which also reduced our exposure to government spending decisions.

Over time we have expanded both in size and capabilities, with exceptional growth in our operational and global supply chain program management expertise. These expansions have allowed us the ability to supply more complex assemblies and structures in support of our government-based programs as well as pursue opportunities within the commercial and business jet markets. Our capabilities have also allowed us to acquire MRO and kitting contracts.

Approximately $2 million and $1 million of our revenue for the years ended December 31, 2013 and 2012, respectively, was from customers outside the United States.  All other revenue for each of the three years in the period ended December 31, 2013 has been attributable to customers within the United States.  We have no assets outside the United States.

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders.  Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation.  Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty.  Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years.  Therefore, our funded backlog does not include the full value of our contracts.  Our total backlog as of December 31, 2013 and 2012 was as follows:

Backlog (Total)	December 31, 2013	December 31, 2012
Funded	$110,431,000	$52,318,000
Unfunded/unreleased	321,011,000	339,563,000
Total	$431,442,000	$391,881,000

Approximately 58% of the total amount of our backlog at December 31, 2013 was attributable to government contracts.  Our backlog attributable to government contracts at December 31, 2013 and 2012 was as follows:

Backlog (Government)	December 31, 2013	December 31, 2012
Funded	$82,803,000	$43,215,000
Unfunded	165,574,000	190,109,000
Total	$248,377,000	$233,324,000

Our backlog attributable to commercial contracts at December 31, 2013 and 2012 was as follows:

Backlog (Commercial)	December 31, 2013	December 31, 2012
Funded	$27,628,000	$9,103,000
Unfunded/unreleased	155,437,000	149,454,000
Total	$183,065,000	$158,557,000

Our unfunded backlog is primarily comprised of the long-term contracts that we received from Boeing, Spirit and NGC during 2008, Honda and Bell during 2011 and Cessna, Sikorsky and Embraer during 2012.  These long-term contracts are expected to have yearly orders which will be funded in the future.

Approximately 80% of the funded backlog at December 31, 2013 is expected to be recognized as revenue during 2014.

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

Competition

We face competition in our role as both a prime contractor to the U.S. government and as a subcontractor to military and commercial aircraft manufacturers.   We compete with numerous larger, well-established prime contractors engaged in the supply of aircraft parts and assemblies to the military, including NGC, Lockheed, Boeing,  The Nordam Group and Triumph Aerostructures. All of these competitors possess significantly larger infrastructures, greater resources and the capabilities to respond to much larger contracts.  In certain instances, we also may act as a subcontractor to some of these major prime contractors.  We also compete against smaller contractors such as AeroComponents, Aerospace Engineering and Support, GSE Dynamics, Honeycomb Company of America, Alton Iron Works, B&B Devices and Precision Manufacturing Solutions.

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

Government Contract Compliance

Our government contracts are subject to the procurement rules and regulations of the U. S. Government.  Many of the contract terms are dictated by these rules and regulations.  Specifically, cost-based pricing is determined under the Federal Acquisition Regulations (FAR), which provide guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. Government contracts.  For example, costs such as those related to charitable contributions, advertising, interest expense, and public relations are unallowable, and therefore not recoverable through sales. During and after the fulfillment of a government contract, we may be audited in respect of the direct and allocated indirect costs attributed thereto.  These audits may result in adjustments to our contract costs.  Additionally, we may be subject to U.S. government inquiries and investigations because of our participation in government procurement.  Any inquiry or investigation can result in fines or limitations on our ability to continue to bid for government contracts and fulfill existing contracts. We believe that we are in compliance with all federal, state and local laws and regulations governing our operations and have obtained all material licenses and permits required for the operation of our business.

Government Contracts

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

Insurance

We maintain a $2 million general liability insurance policy, a $100 million products liability insurance policy, and a $5 million umbrella liability insurance policy.  Additionally, we maintain a $10 million director and officers’ insurance policy. We believe this coverage is adequate for the types of products presently marketed because of the strict inspection standards imposed on us by our customers before they take possession of our products.  Additionally, the FAR generally provide that we will not be held liable for any loss of or damage to property of the U.S. Government that occurs after the U.S. Government accepts delivery of our products and that results from any defects or deficiencies in our products unless the liability results from willful misconduct or lack of good faith on the part of our managerial personnel.

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

Employees

As of March 3, 2014, we had 268 full-time employees.  We employ temporary personnel with specialized disciplines on an as-needed basis.  None of our employees are members of a union.  We believe that our relations with our employees are good.

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

We are a supplier, both directly and indirectly as a subcontractor, to the U.S. government and its agencies.  Government subcontracts accounted for 66% of our revenue in 2013, 63% of our revenue in 2012 and 77% of our revenue in 2011. In addition, 2% percent of revenue for 2013, 7% of revenue for 2012 and 9% of revenue for 2011 was derived from prime government contract sales.  We depend on government contracts for a significant portion of our business.  If we are suspended or barred from contracting with the U.S. government, if our reputation or relationship with individual federal agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially adversely affected.

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

We have risks associated with competing in the bidding process for contracts.

We obtain many of our contracts through a competitive bidding process. In the bidding process, we face the following risks:

●	We must bid on programs in advance of their completion, which may result in unforeseen technologicsl difficulties or cost overruns;

●	We must devote substantial time and effort to prepare bids and proposals for competitvely awarded contracts that may not be awarded to us; and

●	Awarded contracts may not generate sales sufficient to result in profitability.

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

We recognize revenue from our contracts over the contractual period under the percentage-of-completion (POC) method of accounting.  Under the POC method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract.  Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned “Costs and estimated earnings in excess of billings on uncompleted contracts.”  Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned “Billings in excess of costs and estimated earnings on uncompleted contracts.”  Changes to the original estimates may be required during the life of the contract.  Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in the financial statements in the period the change becomes known.  The use of the POC method of accounting involves considerable use of estimates in determining revenues and profits and in assigning the amounts to accounting periods.  As a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by us during any reporting period.  We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however, there is no assurance that our estimates will be accurate.  If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods.  Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to pay taxes until the reported earnings materialize to actual cash receipts.

If the contracts associated with our backlog were terminated, our financial condition would be adversely affected.

The maximum contract value specified under each contract that we enter into is not necessarily indicative of the revenues that we will realize under that contract.  Because we may not receive the full amount we expect under a contract, we may not accurately estimate our backlog because the earnings of revenues on programs included in backlog may never occur or may change.  Cancellations of pending contracts or terminations or reductions of contracts in progress could have a material adverse effect on our business, prospects, financial condition or results of operations.  As of December 31, 2013, our backlog was approximately $431 million, of which 26% was funded and 74% was unfunded.

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

Our management determined that as of December 31, 2013, our internal control over financial reporting was effective based on criteria created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) set forth in Internal Control – Integrated Framework (1992).  However, if material weaknesses are identified in our internal control over financial reporting in the future, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to implement remedial measures.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Such remedial measures could be expensive and time consuming and could potentially cause investors to lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

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

Item 1B.                       UNRESOLVED STAFF COMMENTS

None.

Item 2.                          PROPERTIES

Our executive offices and production facilities are situated in an approximate 171,000 square foot building located at 91 Heartland Blvd., Edgewood, New York 11717.  The Company occupies this facility under a ten-year lease that commenced in June 2011.  The current monthly base rent is $132,634, including real estate taxes. We believe our facilities are adequate to meet our needs for 2014.

Item 3.                          LEGAL PROCEEDINGS

None.

Item 4.                          MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are listed on the NYSE MKT under the symbol CVU.  The following table sets forth for 2013 and 2012, the high and low sales prices of our common shares for the periods indicated, as reported by the NYSE MKT.

Period	High	Low

2012
Quarter Ended March 31, 2012	$16.42	$11.59
Quarter Ended June 30, 2012	$16.40	$10.64
Quarter Ended September 30, 2012	$12.68	$10.50
Quarter Ended December 31, 2012	$11.50	$9.36

2013
Quarter Ended March 31, 2013	$11.54	$8.39
Quarter Ended June 30, 2013	$10.87	$8.26
Quarter Ended September 30, 2013	$11.93	$10.54
Quarter Ended December 31, 2013	$15.15	$10.69

On March 3, 2014, the closing sale price for our common shares on the NYSE MKT was $14.30 On March 3, 2014, there were 221 holders of record of our common shares and, we believe, over 2,200 beneficial owners of our common shares.

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

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There have been no unregistered sales of our equity securities for the three months ended December 31, 2013.  The following table sets forth information for the three months ended December 31, 2013 with respect to repurchases of our outstanding common stock:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

October 1, 2013 – October 31, 2013	—	—	—	—
November 1, 2013 – November 30, 2013	—	—	—	—
December 1, 2013 – December 31, 2013	9,246	14.87	—	—
Total	9,246	14.87	—	—

(1)
Represents shares that were delivered to the Company pursuant to provisions of a stock option agreement and the Performance Equity Plan 2009, which permit payment of the exercise price of options in shares of common stock delivered to the Company.

Equity Compensation Plan Information

The following table sets forth certain information at December 31, 2013 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	461,919	$9.80	218,480

ITEM 6.      SELECTED FINANCIAL DATA

The following table sets forth our financial data as of the dates and for the periods indicated.  The data has been derived from our audited financial statements.  The selected financial data for 2013, 2012, and 2011 should be read in conjunction with our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Statement of Operations Data:	Years Ended December 31,
	2013	2012	2011	2010	2009
Revenue	$ 82,988,522	$ 89,272,582	$ 74,135,669	$ 43,990,784	$ 43,906,825

Cost of sales	64,555,275	65,039,969	55,325,729	37,877,960	32,597,208

Gross profit	18,433,247	24,232,613	18,809,940	6,112,824	11,309,617

Selling, general and administrative expenses	6,704,524	7,322,630	7,931,586	5,415,292	5,197,663

Income from operations	11,728,723	16,909,983	10,878,354	697,532	6,111,954

Other income (expense):
Interest/ other income	78,957	31,520	4,065	3,770	2,014
Interest expense	(653,786)	(416,373)	(343,491)	(158,406)	(252,961)
Total other income (expense), net	(574,829)	(384,853)	(339,426)	(154,636)	(250,947)

Income before provision for income taxes	11,153,894	16,525,130	10,538,928	542,896	5,861,007
Provision for income taxes	3,417,000	5,514,000	3,122,000	13,000	1,915,000

Net income	$7,736,894	$11,011,130	$7,416,928	$529,896	$3,946,007

Income per common share – basic	$0.92	$1.43	$1.08	$0.08	$0.66

Income per common share – diluted	$0.91	$1.40	$1.04	$0.08	$0.64

Basic weighted average number of common shares outstanding	8,389,048	7,721,304	6,869,624	6,489,942	5,994,326

Diluted weighted average number of common shares outstanding	8,470,578	7,865,090	7,133,604	6,736,501	6,156,628

Balance Sheet Data:		At December 31,
	2013	2012	2011	2010	2009

Cash	$2,166,103	$2,709,803	$878,200	$823,376	$2,224,825

Costs and estimated earnings in excess of billings on uncompleted contracts	112,597,136	108,909,844	79,126,828	47,165,166	43,018,221

Total current assets	120,181,761	119,354,056	85,209,924	54,747,455	51,098,046

Total assets	124,272,594	124,883,516	89,056,573	56,457,187	52,537,131

Total current liabilities	31,741,678	39,645,331	33,023,488	10,370,285	11,979,596

Working capital	88,440,083	79,708,725	52,186,436	44,377,170	39,118,450

Short-term debt	22,370,349	24,550,564	16,987,380	1,485,008	2,836,592

Long-term debt	2,198,187	3,209,873	889,239	1,190,097	1,801,357

Shareholders’ equity	88,951,519	80,594,199	54,026,207	44,670,443	38,517,514

Total liabilities and shareholders’ equity	124,272,594	124,883,516	89,056,573	56,457,187	52,537,131

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

Business Operations

We are engaged in the contract production of structural aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets.  Within the global aerostructure supply chain, we are either a Tier 1 supplier to aircraft OEMs or a Tier 2 subcontractor to major Tier 1 manufacturers.  We also are a prime contractor to the U.S. Department of Defense, primarily the Air Force.  In conjunction with our assembly operations, we provide engineering, program management, supply chain management, and MRO services.

Critical Accounting Policies

Revenue Recognition

We recognize revenue from our contracts over the contractual period under the percentage-of-completion (POC) method of accounting.  Under the POC method of accounting, revenue and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract.  Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned “Costs and estimated earnings in excess of billings on uncompleted contracts.”  Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned “Billings in excess of costs and estimated earnings on uncompleted contracts.”  Changes to the original estimates may be required during the life of the contract.  Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in the financial statements in the period the change becomes known.  The use of the POC method of accounting involves considerable use of estimates in determining revenues and profits and in assigning the amounts to accounting periods.  As a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by us during any reporting period.  We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however, we cannot assure you that our estimates will be accurate.  If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods.  Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to pay taxes until the reported earnings materialize to actual cash receipts.

Results of Operations

Year Ended December 31, 2013 as Compared to the Year Ended December 31, 2012

Revenue.  Revenue for the year ended December 31, 2013 was $82,988,522 compared to $89,272,582 for the same period last year, representing a decrease of $6,284,060 or 7.0%.

Overall, revenue generated from prime government contracts for the year ended December 31, 2013 was $1,373,456 compared to $6,239,286 for the year ended December 31, 2012, a decrease of $4,865,830 or 78%.  This decrease is consistent with our strategy, as we transition away from being a prime government contractor.

Revenue generated from government subcontracts for the year ended December 31, 2013 was $54,837,383 compared to $56,357,371 for the year ended December 31, 2012, a decrease of $1,519,988 or 2.7%.

Revenue generated from commercial contracts was $26,777,683 for the year ended December 31, 2013 compared to $26,675,925 for the year ended December 31, 2012, an increase of $101,758 or 0.4%.

During the year ended December 31, 2013, we received approximately $122.3 million of new contract awards, which included no government prime contract awards, approximately $96.0 million of government subcontract awards and approximately $26.3 million of commercial contract awards, compared to $81.6 million of new contract awards in 2012, which included $.4 million of government prime contract awards, $74.7 million of government subcontract awards and $6.5 million of commercial contract awards.

Gross profit.  Gross profit for the year ended December 31, 2013 was $18,433,247 compared to $24,232,613 for the year ended December 31, 2012, a decrease of $5,799,366.  Gross profit percentage (“gross margin”) for the year ended December 31, 2013 was 22.2% compared to 27.1% for the same period last year.

The gross margin percentage is lower in 2013 than in 2012 because of adjustments to our long term programs with Spirit, NGC and Boeing as well as the C-5 Top Program.  The adjustment for our Spirit program was the result of price reductions given as part of an agreement to increase the program value and to extend the life of the program until 2019. The adjustment for NGC is a reserve against anticipated price reductions that may be necessary upon completion of a government pricing analysis. The adjustment for our Boeing program was a result of the negotiations for program changes described in the liquidity section.  The Boeing adjustment approximates a 200 basis point decrease in our gross margin percentage. The adjustment for the C-5 Top Program was the result of excess time and work required on C-5 wing tip panels

Additionally, the gross margin percentage was 80 basis points below our expected gross margin range of 23%-24%, because of additional engineering time required on a program we have with UTS Aerospace.

Because of the extremely competitive market as we transition to more commercial work, the cost justification audit related to the anticipated multiyear release on the E-2D program, as well as the normal lower margins achieved during the early stages of long-term commercial programs, we expect our gross margin percentage for 2014 to be in the range of 20%-21%.

 Selling, general and administrative expenses.  Selling, general and administrative expenses for the year ended December 31, 2013 were $6,704,524 compared to $7,322,630 for the year ended December 31, 2012, a decrease of $618,106, or 8.4%.  This decrease was primarily due to an approximately $500,000 decrease in accrued officer’s bonus as computed pursuant to the officers’ employment agreements, a $266,000 decrease in accounting and legal fees, and a $213,000 decrease in payroll taxes, offset by a $326,000 increase in salaries as a result of increased headcount.

Interest expense. Interest expense for the year ended December 31, 2013 was $653,786, compared to $416,373 for 2012, an increase of $237,413 or 57%. The increase in interest expense is the result of an increase in the average amount of outstanding debt during 2013 as compared to 2012.

Income from operations.  We had income from operations for the year ended December 31, 2013 of $11,728,723 compared to $16,909,983 for the year ended December 31, 2012.  The decrease in income from operations is a result of the lower revenue and lower gross margin, as described above.

Year Ended December 31, 2012 as Compared to the Year Ended December 31, 2011

Revenue.  Revenue for the year ended December 31, 2012 was $89,272,582 compared to $74,135,669 for the same period in 2011, representing an increase of $15,136,913 or 20.4%.  The increase in revenue was primarily the result of work performed on our three major subcontract awards won in 2008.  The Gulfstream G650, Boeing A-10 and NGC E-2D programs accounted for 17.6%, 16.7% and 25.5%, of our revenue in 2012, respectively.

Overall, revenue generated from prime government contracts for the year ended December 31, 2012 was $6,239,286 compared to $6,740,870 for the year ended December 31, 2011, a decrease of $501,584 or 7.4%.  This decrease was consistent with our strategy, as we transition away from being a prime government contractor.

Revenue generated from government subcontracts for the year ended December 31, 2012 was $56,357,371 compared to $57,199,673 for the year ended December 31, 2011, a decrease of $842,302 or 1%.

Revenue generated from commercial contracts was $26,675,925 for the year ended December 31, 2012 compared to $10,195,126 for the year ended December 31, 2011, an increase of $16,480,799 or 162%.  This increase was primarily the result of higher production rates on the G650, as well as revenue from new production programs such as the HondaJet advanced light business jet.

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

Gross profit.  Gross profit for the year ended December 31, 2012 was $24,232,613 compared to $18,809,940 for the year ended December 31, 2011, an increase of $5,422,673.  Gross profit percentage (“gross margin”) for the year ended December 31, 2012 was 27.1% compared to 25.4% for the same period in 2011.  The gross margin percentage was within 10 basis points of our expected gross margin range of 25%-27%.

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

Interest expense. Interest expense for the year ended December 31, 2012 was $416,373, compared to $343,491 for 2011, an increase of $72,882 or 21%. The increase was in interest expense is the result of an increase in outstanding debt during 2012 as compared to 2011.

Income from operations.  We had income from operations for the year ended December 31, 2012 of $16,909,983 compared to $10,878,354 for the year ended December 31, 2011.  The increase in operating income was predominately the result of the increased revenue and gross margin discussed earlier.

Business Outlook

We provided soft guidance that 2014 would be a return to top line growth over 2013 with revenue possibly reaching the 2012 results.  While we did have some anticipated 2014 first quarter revenue move into the fourth quarter of 2013, we remain comfortable with this estimate.  During 2014, many of our commercial programs will begin to transition toward full production.  As a result, product deliveries and customer billings are expected to surpass those of 2013, our best year ever in terms of product shipments.  The increased product shipments will be partially offset by investment in new programs in 2014 and therefore we are estimating cash flow from operations of approximately $1 million to $1.25 million.

Our newer commercial programs such as the HondaJet, Cessna Citation X and Embraer Phenom 300 business jet programs are anticipated to become a higher percentage of total revenue on a quarter over quarter and year over year comparison basis.  Historically, we have lower margins during the early stages of long-term programs.  Therefore, we expect this product mix in 2014 will produce a gross profit margin for full year 2014 in the range of 20% to 21%.  As marketing and sales forecasts for these commercial programs permit us to increase our estimate of production quantity, our gross margins on these programs will typically improve.  Looking beyond this year to 2015, we see continued strength in production rates of our business jet programs, steady production on our more mature programs and new starts that combined could produce the highest revenue in our history.  Likewise as unit costs decrease with increased build rates we anticipate gross margin expanding in full year 2015 to be higher than in 2014.

The statements in the “Business Outlook” section and other forward-looking statements of this Form 10-K are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times.

Liquidity and Capital Resources

General. At December 31, 2013, we had working capital of $88,440,083 compared to $79,708,725 at December 31, 2012, an increase of $8,731,358, or 11%.

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

Our costs and estimated earnings in excess of billings (“CEE”) increased by approximately $3.6 million during the year ended December 31, 2013 of which the Boeing A-10 contract accounted for approximately $2.1 million of this increase.  The trend, however, in this program was very positive in the last six months of 2013, as we billed $11 million and decreased the CEE by nearly $1 million.  We expect that this trend of higher billings and decreasing CEE to continue in 2014.

In order to perform on new programs, such as the UTS Aerospace and Embraer programs, we may be required to expend up-front costs that may have to be amortized over a portion of production units.  In the case of significant program delays and/or program cancellations, we could be required to bear impairment charges which may be material, for costs that are not recoverable.  Such charges and the loss of up-front costs could have a material impact on our liquidity and results of operations.

We continue to work to obtain better payment terms with our customers, including accelerated progress payment arrangements, as well as exploring alternative funding sources.

At December 31, 2013, our cash balance was $2,166,103 compared to $2,709,803 at December 31, 2012, a decrease of $543,700.  Our accounts receivable balance at December 31, 2013 decreased to $4,392,254 from $6,774,346 at December 31, 2012.

Bank Credit Facilities and Term Loans

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

As of December 31, 2013, the Company was in compliance with all financial covenants contained in the Restated Agreement.

As of December 31, 2013, the Company had $21.4 million outstanding under the Restated Agreement.  As of December 31, 2012, the Company had $23.5 million outstanding under the Sovereign Revolving Facility.

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

Contractual Obligations. The table below summarizes information about our contractual obligations as of December 31, 2013 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

Contractual Obligations	Payments Due By Period ($)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$3,000,000	$900,000	$1,800,000	$300,000	-
Capital Lease Obligations	218,536	120,349	98,187	-	-
Operating Leases	13,967,059	1,591,604	3,163,151	3,318,847	$5,893,457
Employment Agreement Compensation**	2,799,000	923,000	1,876,000	-	-
Interest Rate Swap Agreement	31,992	-	31,992	-	-

Total Contractual Cash Obligations	$20,016,587	$3,534,953	$6,969,330	$3,618,847	$5,893,457

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. (COSO) 1992

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses.  Based on the evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our independent registered public accounting firm, CohnReznick LLP, audited our internal control over financial reporting as of December 31, 2013.  CohnReznick LLP’s report dated March 11, 2014 expressed an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

Changes in Intetrnal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
CPI Aerostructures, Inc.

We have audited CPI Aerostructures, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria issued by Committee of Sponsoring Organizations of the Treadway Commission (1992).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of CPI Aerostructures, Inc. as of December 31, 2013 and 2012, and the related statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013, and our report dated March 11, 2014 expressed an unqualified opinion of those financial statements.

/s/CohnReznick LLP
Jericho, New York
March 11, 2014

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

The information required by Items 10, 11, 12, 13 and 14 will be contained in our definitive proxy statement for our 2014 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Exchange Act, and incorporated herein by reference.

PART IV

Item 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1. The following financial statements are filed as a part of this report:

      Report of Independent Registered Public Accounting Firm
      Balance Sheets as of December 31, 2013 and 2012
      Statements of Income and Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011
      Statements of Shareholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011
      Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
      Notes to Financial Statements

 2. The following financial statement schedule is filed as part of this report:

Schedule II -Valuation and Qualifying Accounts-Allowance for Doubtful Accounts

3. The following exhibits are filed as part of this report:
Exhibit Number	Name of Exhibit	No. in Document

3.1	Certificate of Incorporation of the Company, as amended. (1)	3.1
3.1(a)	Certificate of Amendment of Certificate of Incorporation filed on July 14, 1998. (3)	3.1(a)
3.2	Amended and Restated By-Laws of the Company. (9)	3.2
10.1	1995 Employee Stock Option Plan. (2)	10.4
10.2	Form of military contract. (1)	10.7
10.3	1998 Performance Equity Plan. (3)	10.28
10.4	Performance Equity Plan 2000. (4)	10.29
10.5	Amendment to Performance Equity Plan 2000 (7)	10.6.1
10.6	Registration Rights Agreement between the Company and Chemical Investments dated February 26, 2002, as assigned to Crescendo Partners, II. (5)	10.27
10.6.1	Schedule of Omitted Document in the form of Exhibit 10.6, including material detail in which such document differs from Exhibit 10.6. (5)	10.27.1
*10.7	Stock Option agreement between Vincent Palazzolo and the Company, dated as of May 17, 2004 (6)	10.22
*10.8	Employment Agreement between Vincent Palazzolo and the Company, dated as of December 16, 2009. (8)	10.2

*10.9	Stock Option Agreement between the Company and Vincent Palazzolo, dated December 1, 2006 (7)	10.24
*10.10	Amended and Restated Employment Agreement between Edward J. Fred and the Company, dated December 16, 2009. (8)	10.1
10.11	Credit Agreement between CPI Aerostructures, Inc., and Sovereign Bank, dated as of August 13, 2007 (10)	10.23
10.12	Commercial Security Agreement, dated August 13, 2007, between CPI Aerostructures, Inc., Grantor, and Sovereign Bank, Lender (10)	10.24
10.13	First Amendment to Credit Agreement, dated as of October 22, 2008, by and between CPI Aerostructures, Inc. and Sovereign Bank (12)	10.16
10.14	ISDA 2002 Master Agreement and Schedule, dated as of October 22, 2008, between Sovereign Bank and CPI Aerostructures, Inc. (12)	10.17
10.15	Second Amendment to Credit Agreement, dated as of July 7, 2009, by and between CPI Aerostructures, Inc. and Sovereign Bank (11)	10.1
*10.16	Employment Agreement between Douglas McCrosson and the Company, dated as of December 16, 2009. (8)	10.3
10.17	Performance Equity Plan 2009 (13)
10.18	Third Amendment to Credit Agreement, dated as of May 26, 2010, by and between CPI Aerostructures, Inc. and Sovereign Bank (14)	10.1
10.19	Fifth Amendment to Credit Agreement, dated as of May 11, 2011, by and between CPI Aerostructures, Inc. and Sovereign Bank (15)	10.1
10.20	Agreement of Lease, dated June 30, 2011, between Heartland Boys II L.P. and CPI Aerostructures Inc. (16)	10.1
10.21	Sixth Amendment to Credit Agreement, dated as of September 1, 2011, by and between CPI Aerostructures, Inc. and Sovereign Bank (17)	10.1
*10.22	Letter Amendment to Employment Agreement, dated November 4, 2011, from the Company to Edward J. Fred (18)	10.1
*10.23	Letter Amendment to Employment Agreement, dated November 4, 2011, from the Company to Vincent Palazzolo (18)	10.2
*10.24	Letter Amendment to Employment Agreement, dated November 4, 2011, from the Company to Douglas McCrosson (18)	10.3
10.25	Seventh Amendment to Credit Agreement, dated as of November 29, 2011, by and between CPI Aerostructures, Inc. and Sovereign Bank (19)	10.1
10.26	Eighth Amendment to Credit Agreement, dated as of March 9, 2012 by and between CPI Aerostructures, Inc. and Sovereign Bank, N.A. (20)	10.1
10.27	Underwriting Agreement, dated June 8, 2012 between CPI Aerostructures, Inc., Selling Stockholders and Roth Capital Partners, LLC, as representative (21)	10.1
10.28	Amended and Restated Credit Agreement, dated as of December 5, 2012, among CPI Aerostructures, Inc., the several lenders from time to time party thereto, and Sovereign Bank, N.A. (22)	10.1
10.29	Form of Indemnification Agreement with Directors and Officers (23)	10.1
*10.30	Letter Amendment to Employment Agreement, dated October 31, 2013, from the Company to Edward J. Fred (24)	10.1
*10.31	Letter Amendment to Employment Agreement, dated October 31, 2013, from the Company to Douglas McCrosson (24)	10.2
*10.32	Letter Amendment to Employment Agreement, dated October 31, 2013, from the Company to Vincent Palazzolo (24)	10.3
**10.33	Description of Non-Employee Director Compensation Plan
**10.34	Form of Stock Option Agreement with Non-Employee Directors
**12	Statement re Computation of Ratios
**21	Subsidiaries of the Registrant
**23.1	Consent of CohnReznick LLP
**31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Management compensation contract or arrangement.

**Filed herewith.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-49270) declared effective on September 16, 1992 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for year ended December 31, 1995 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-101902) declared effective on February 12, 2003 and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated May 24, 2004 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 1, 2006 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 21, 2009 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 2007 and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 13, 2009 and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.
(13)	Included as Appendix A to the Company’s Proxy Statement filed on April 30, 2009.
(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated May 26, 2010 and incorporated herein by reference
(15)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated May 11, 2011 and incorporated herein by reference
(16)	Filed as an exhibit to the Company’s Current Report on Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference
(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated September 2, 2011 and incorporated herein by reference
(18)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 7, 2011 and incorporated herein by reference
(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 30, 2011 and incorporated herein by reference
(20)	Filed as an exhibit to the Company's Current Report on Form 8-K dated March 12, 2012 and incorporated herein by reference
(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated June 8, 2012 and incorporated herein by reference
(22)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 6, 2012 and incorporated herein by reference
(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated August 20, 2013 and incorporated herein by reference
(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 1, 2013 and incorporated herein by reference

CPI AEROSTRUCTURES, INC.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:
Balance Sheets as of December 31, 2013 and 2012	F-2
Statements of Income and Comprehensive income for the Years Ended December 31, 2013, 2012 and 2011	F-3
Statements of Shareholders’ Equity for the Years Ended
December 31, 2013, 2012 and 2011	F-4
Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011	F-5
Notes to Financial Statements	F-6 - F-17

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
CPI Aerostructures, Inc.

We have audited the accompanying balance sheets of CPI Aerostructures, Inc. as of December 31, 2013 and 2012, and the related statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the financial statements included the financial statement schedule listed in the index appearing under Item 15.  CPI Aerostructures, Inc.’s management is responsible for these financial statements and the financial statement schedule. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CPI Aerostructures, Inc. as of December 31, 2013 and 2012, and its results of operations and cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CPI Aerostructures, Inc.’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2014, expressed an unqualified opinion on the effectiveness of CPI Aerostructures, Inc.’s  internal control over financial reporting.

/s/CohnReznick LLP
Jericho, New York
March 11, 2014

CPI AEROSTRUCTURES, INC.

BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash	$2,166,103	$2,709,803
Accounts receivable, net	4,392,254	6,774,346
Costs and estimated earnings in excess of billings on uncompleted
Contracts	112,597,136	108,909,844
Deferred income taxes	417,000	534,000
Prepaid expenses and other current assets	609,268	426,063
Total current assets	120,181,761	119,354,056

Property and equipment, net	2,849,753	2,907,476
Deferred income taxes	1,133,000	1,001,000
Other assets	108,080	1,620,984
Total Assets	$124,272,594	$124,883,516

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,614,755	$13,286,558
Accrued expenses	654,868	943,356
Billings in excess of costs and estimated earnings on uncompleted contracts	276,170	656,853
Current portion of long-term debt	1,020,349	1,100,564
Line of credit	21,350,000	23,450,000
Deferred income taxes	89,000	102,000
Income taxes payable	736,536	106,000
Total current liabilities	31,741,678	39,645,331

Long-term debt, net of current portion	2,198,187	3,209,873
Deferred income taxes	788,000	867,000
Other liabilities	593,210	567,113
Total Liabilities	35,321,075	44,289,317

Commitments

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares,
8,410,493 and 8,371,439 shares, respectively, issued and
outstanding	8,410	8,371
Additional paid-in capital	50,381,348	49,780,673
Retained earnings	38,582,876	30,845,982
Accumulated other comprehensive loss	(21,115)	(40,827)

Total Shareholders’ Equity	88,951,519	80,594,199
Total Liabilities and Shareholders’ Equity	$124,272,594	$124,883,516

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years ended December 31,	2013	2012	2011

Revenue	$82,988,522	$89,272,582	$74,135,669

Cost of sales	64,555,275	65,039,969	55,325,729

Gross profit	18,433,247	24,232,613	18,809,940

Selling, general and administrative expenses	6,704,524	7,322,630	7,931,586
Income from operations	11,728,723	16,909,983	10,878,354

Other income (expense):
Interest and other income	78,957	31,520	4,065
Interest expense	(653,786)	(416,373)	(343,491)
Total other expense, net	(574,829)	(384,853)	(339,426)

Income before provision for income taxes	11,153,894	16,525,130	10,538,928

Provision for income taxes	3,417,000	5,514,000	3,122,000

Net income	7,736,894	11,011,130	7,416,928

Other comprehensive income (loss),
net of tax
Change in unrealized gain (loss)-
Interest rate swap	19,712	(19,055)	23,632

Comprehensive income	$7,756,606	$10,992,075	$7,440,560
Income per common share-basic	$0.92	$1.43	$1.08

Income per common share-diluted	$0.91	$1.40	$1.04

Shares used in computing earnings per common share:
Basic	8,389,048	7,721,304	6,869,624
Diluted	8,470,578	7,865,090	7,133,604

  See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2013, 2012 and 2011

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance at January 1, 2011	6,911,570	$6,912	$33,272,237	$12,417,924	$(981,226)	$(45,404)	$44,670,443
Net Income	----	----	----	7,416,928	----	----	7,416,928
Change in unrealized loss from interest rate swap	----	----	----	----	----	23,632	23,632

Common stock issued upon exercise of options	165,333	165	614,282	----	----	----	614,447
Common stock issued as employee compensation	2,735	3	36,154	----	----	----	36,157
Stock based compensation expense	----	----	985,600	----	----	----	985,600
Tax benefit from stock option plans	----	----	438,000	----	----	----	438,000
Treasury stock acquired	----	----	----	----	(159,000)	----	(159,000)
Balance at December 31, 2011	7,079,638	7,080	35,346,273	19,834,852	(1,140,226)	(21,772)	54,026,207
Net Income	----	----	----	11,011,130	----	----	11,011,130
Change in unrealized loss from interest rate swap	----	----	----	----	----	(19,055)	(19,055)
Common stock issued in share offering	1,195,750	1,195	13,322,499	----	----	----	13,323,694
Common stock issued upon exercise of options	210,143	210	1,290,305	----	----	----	1,290,515
Common stock issued as employee compensation	19,165	19	266,032	----	----	----	266,051
Stock based compensation expense	----	----	382,657	----	----	----	382,657
Tax benefit from stock option plans	----	----	313,000	----	----	-----	313,000
Treasury stock retired	(133,257)	(133)	(1,140,093)	----	1,140,226	----	----
Balance at December 31, 2012	8,371,439	8,371	49,780,673	30,845,982	----	(40,827)	80,594,199
Net Income	----	----	----	7,736,894	----	----	7,736,894
Change in unrealized loss from interest rate swap	----	----	----	----	----	19,712	19,712
Common stock issued upon exercise of options	18,399	18	(18)	----	----	----	---
Common stock issued as employee compensation	20,655	21	193,884	----	----	----	193,905
Stock based compensation expense	----	----	379,809	----	----	----	379,809
Tax benefit from stock option plans	---	---	27,000	--	---	---	27,000

Balance at December 31, 2013	8,410,493	$8,410	$50,381,348	$38,582,876	---	$(21,115)	$88,951,519

  See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF CASH FLOWS

Years ended December 31,	2013	2012	2011
Cash flows from operating activities:
Net income	$7,736,894	$11,011,130	$7,416,928
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	704,435	623,795	591,373
Deferred rent	54,621	90,419	266,909
Stock-based compensation expense	379,809	382,657	985,600
Common stock issued as employee compensation	41,830	37,761	36,157
Deferred portion of provision for income taxes	(107,000)	11,000	(103,000)
Tax benefit for stock options Bad debts	(27,000) ---	(313,000) (50,000)	(438,000) 75,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	2,382,092	(3,951,680)	1,791,974
(Increase) decrease in other assets	1,512,904	---
Increase in costs and estimated earnings in excess of billings
on uncompleted contracts	(3,612,292)	(29,783,016)	(31,942,776)
Decrease (increase) in prepaid expenses and other current assets	(183,205)	240,263	(8,220)
(Decrease) increase in accounts payable and accrued expenses	(5,817,028)	1,465,562	4,423,371
(Decrease) increase in income taxes payable	582,536	(2,383,000)	3,105,994
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	(380,683)	540,387	97,580
Net cash provided by (used in) operating activities	3,267,913	(22,077,722)	(13,701,110)
Cash flows from investing activities:
Purchase of property and equipment	(637,370)	(825,110)	(1,587,898)
Net cash used in investing activities	(637,370)	(825,110)	(1,587,898)

Cash flows from financing activities:
Proceeds from exercise of stock options	----	1,290,515	455,447
Proceeds from sale of common stock	----	13,323,694	----
Payment of line of credit	(13,100,000)	(4,000,000)	----
Proceeds from line of credit	11,000,000	11,350,000	15,300,000
Payment of long-term debt	(1,101,243)	(2,042,774)	(849,615)
Proceeds from long-term debt	---	4,500,000	---
Tax benefit for stock options	27,000	313,000	438,000
Net cash provided by (used in) financing activities	(3,174,243)	24,734,435	15,343,832
Net increase (decrease) in cash	(543,700)	1,831,603	54,824
Cash at beginning of year	2,709,803	878,200	823,376
Cash at end of year	$2,166,103	$2,709,803	$878,200

Supplemental schedule of noncash investing and financing activities:
Equipment acquired under capital lease	$9,342	$76,592	$751,129
Settlement of other receivables	---	---	$30,000
Accrued expenses settled in exchange for common stock	$152,076	$228,290	----
Stock options proceeds paid with Company’s stock	$303,064	$355,655	$159,000
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$985,189	$783,373	$366,491
Cash paid for income taxes	$3,000,000	$7,886,409	$180,000

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.
NOTES TO FINANCIAL STATEMENTS

1.    PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CPI Aerostructures, Inc. (“CPI Aero®” or the “Company”) is a U.S. manufacturer of structural aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets.

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

Government Contracts

The Company’s government contracts are subject to the procurement rules and regulations of the U.S. government.  Many of the contract terms are dictated by these rules and regulations.  Specifically, cost-based pricing is determined under the Federal Acquisition Regulation (“FAR”), which provides guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. government contracts. For example, costs such as those related to charitable contributions, advertising, interest expense, and public relations are unallowable, and therefore not recoverable through sales.  During and after the fulfillment of a government contract, the Company may be audited in respect of the direct and allocated indirect costs attributable thereto.  These audits may result in adjustments to the Company’s contract cost, and/or revenue.

When contractual terms allow, the Company invoices its customers on a progress basis.

Cash

The Company maintains its cash in two financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation.  From time to time, the Company’s balances may exceed these limits.  As of December 31, 2013, the Company had approximately $2,112,000 of uninsured balances.  The Company limits its credit risk by selecting financial institutions considered to be highly credit worthy.

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

Short-Term Debt

The fair value of the Company’s short-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Using this method, the fair value of the Company’s short-term debt was not significantly different than the stated value at December 31, 2013 and 2012.

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

In October 2008, the Company entered into an interest rate swap with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt.  The notional amount, maturity date, and currency of these contracts match those of the underlying debt.  The Company has designated this interest rate swap contract as a cash flow hedge.  The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item.  No material ineffectiveness was recognized in 2013 and 2012.  As of December 31, 2013 and 2012, we had a net deferred loss associated with cash flow hedges of approximately $32,000 and $61,000, respectively, due to the interest rate swap which has been included in Other Liabilities.

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

Fair Value

At December 31, 2013 and 2012, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$24,568,536	$24,568,536	$27,760,437	$27,760,437

The fair value of the Company's short-term debt is estimated based on the current rates offered to the Company for the debt of similar terms and maturities.

CPI AEROSTRUCTURES, INC.

The following tables present the fair values of liabilities measured on a recurring basis as of December 31, 2013 and 2012:

		Fair Value Measurements 2013
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$31,992	--	$31,992	--
Total	$31,992	--	$31,992	--

Fair Value Measurements 2012
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$ 60,516	--	$ 60,516	--
Total	$ 60,516	--	$ 60,516	--

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

As of December 31, 2013 and 2012, $31,992 and $60,516, respectively, was included in Other Liabilities related to the fair value of the Company’s interest rate swap, and $21,115 and $40,827, respectively, net of tax of $10,877 and $19,689, respectively, was included in Accumulated Other Comprehensive Loss.

Freight and Delivery Costs

The Company incurred freight and delivery costs of approximately $26,000, $29,000, $92,000, respectively, during the years ended December 31, 2013, 2012 and 2011. These costs are included in cost of sales.

Earnings Per Share

Basic earnings per common share is computed using the weighted-average number of common shares outstanding.  Diluted earnings per common share is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental common shares of 381,919 were used in the calculation of diluted earnings per common share in 2013. Incremental shares of 116,292 were not included in the diluted earnings per share calculations at December 31, 2013,  as their exercise price was in excess of the Company’s quoted market price  and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation. Incremental shares of 415,517 were used in the calculation of diluted earnings per common share in 2012. Incremental shares of 124,217 were not included in the diluted earnings per share calculations at December 31, 2012,  as their exercise price was in excess of the Company’s quoted market price  and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation.  Incremental shares of 263,980 were used in the calculation of diluted earnings per common share in 2011. Incremental shares of 80,000 were not included in the diluted earnings per share calculations at December 31, 2011,  as their exercise price was in excess of the Company’s quoted market price  and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation.

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

CPI AEROSTRUCTURES, INC.

2.    COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS
At December 31, 2013, costs and estimated earnings in excess of billings on uncompleted contracts (unbilled) consist of:

	U.S. Government	Commercial	Total
Costs incurred on uncompleted contracts	$259,050,407	$62,502,116	$321,552,523
Estimated earnings	95,590,879	30,694,605	126,285,484
	354,641,286	93,196,721	447,838,007
Less billings to date	272,783,120	62,733,921	335,517,041
Costs and estimated earnings in excess of billings on uncompleted contracts	$81,858,166	$30,462,800	$112,320,966

At December 31, 2012, costs and estimated earnings in excess of billings on uncompleted contracts (unbilled) consist of:
	U.S. Government	Commercial	Total

Costs incurred on uncompleted
Contracts	$214,888,101	$42,636,753	$257,524,854
Estimated earnings	85,320,636	23,782,285	109,102,921
	300,208,737	66,419,038	366,627,775
Less billings to date	215,743,090	42,631,694	258,374,784
Costs and estimated earnings in excess of billings on uncompleted contracts	$84,465,647	$23,787,344	$108,252,991

The above amounts are included in the accompanying balance sheets under the following captions at December 31, 2013 and December 31, 2012:

	2013	2012
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 112,597,136	$ 108,909,844
Billings in excess of costs and estimated earnings on
uncompleted contracts	(276,170)	(656,853)

Totals	$ 112,320,966	$ 108,252,991
Unbilled costs and estimated earnings are billed in accordance with applicable contract terms.  As of December 31, 2013, approximately $30 million of the balances above are not expected to be collected within one year.  There are no amounts billed under retainage provisions.

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the years ended December 31, 2013, 2012 and 2011, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $3,700,000, $1,300,000 and $3,000,000, respectively, from that which would have been reported had the revised estimate been used as the basis of recognition of contract profits in prior years.

Although management believes it has established adequate procedures for estimating costs to complete on uncompleted open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion.

CPI AEROSTRUCTURES, INC.

3.    ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables as follows:

	2013	2012

Billed receivables	$4,417,254	$8,312,250
Less: allowance for doubtful accounts	(25,000)	(25,000)
	$4,392,254	$8,287,250

At December 31, 2013, there were no amounts classified as non-current other assets. At December 31, 2012 approximately $1.5 million was classified as non-current other assets.

4.	PROPERTY AND EQUIPMENT:

			Estimated
December 31,	2013	2012	Useful Life

Machinery and equipment	$1,263,962	$941,017	5 to 10 years
Computer equipment	2,901,373	2,674,053	5years
Furniture and fixtures	600,185	541,617	7 years
Automobiles and trucks	13,162	13,162	5 years
Leasehold improvements	1,518,779	1,480,903	10 years
	6,297,461	5,650,752
Less accumulated depreciation and amortization	3,447,708	2,743,276
Totals	$2,849,753	$2,907,476

Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $704,435, $623,795 and $591,373, respectively.

During the years ended December 31, 2013 and 2012, the Company acquired $9,342 and $76,592, respectively, of property and equipment under notes payable and capital leases.

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

As of December 31, 2013, the Company was in compliance with all financial covenants contained in the credit agreement.  As of December 31, 2013, the Company had $21.4 million outstanding under the Sovereign Revolving Facility bearing interest at 3.25%.

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

Additionally, the Company and Sovereign Bank entered into a five year interest rate swap agreement, in the notional amount of $4.5 million.  Under the interest rate swap, the Company pays an amount to Sovereign Bank representing interest on the notional amount at a fixed rate of 4.11% and receives an amount from Sovereign Bank representing interest on the notional amount of a rate equal to the one-month LIBOR plus 3%.  The effect of this interest rate swap will be the Company paying a fixed interest fixed rate of 4.11% over the term of the Sovereign Term Facility 2.

The maturities of the long-term debt are as follows:

Year ending December 31,

2014	$1,020,349
2015	960,784
2016 2017	937,403 300,000
$3,218,536

Also included in long-term debt are capital leases and notes payable of $218,536 and $410,437 at December 31, 2013 and 2012, respectively, including a current portion of $120,349 and $200,564, respectively.

The cost of assets under capital leases was approximately $1,061,000 and $1,051,000 at December 31, 2013 and 2012, respectively.  Accumulated depreciation of assets under capital leases was approximately $570,000 and $382,000 at December 31, 2013 and 2012, respectively.

7.    COMMITMENTS:
The Company has employment agreements with two employees.  The aggregate future commitment under these agreements is as follows:

Year ending December 31,

2014	$576,000
2015 2016	588,000 588,000
$1,752,000

These agreements provide for additional bonus payments that are calculated as defined.

See Note 13 - Subsequent Events for further comments.

CPI AEROSTRUCTURES, INC.

The Company leases an office and warehouse facility under a non-cancelable operating lease which expires in December 2022.  The aggregate future commitments under this agreement are as follows:

Year ending December 31,

2014	$1,591,604
2015	1,562,685
2016 2017 2018	1,600,467 1,639,382 1,679,465
Thereafter	5,893,457
$13,967,060

Rent expense for the years ended December 31, 2013, 2012 and 2011 was $1,636,171, $1,634,121 and $1,044,394, respectively.

8.    INCOME TAXES
The provision for income taxes consists of the following:

Years ended December 31,	2013	2012	2011
Current:
Federal	$3,524,000	$5,503,000	$3,220,000
State	---	---	5,000

Deferred:
Federal	(107,000)	11,000	(103,000)
	$3,417,000	$5,514,000	$3,122,000

The difference between the income tax provision computed at the federal statutory rate and the actual tax provision is accounted for as follows:

December 31,	2013	2012	2011

Taxes computed at the federal
statutory rate State income tax, net of federal benefit	$3,792,000 --	$5,701,000 ---	$3,583,000 3,000
Prior year true-up	190,000	47,000	(61,000)
Domestic Production Activity Credit	(340,000)	(523,000)	(322,000)
Other Permanent differences	(225,000)	289,000	(81,000)
Provision for Income Taxes	$3,417,000	$5,514,000	$3,122,000

The components of deferred income tax assets and liabilities are as follows:

Deferred Tax Assets:	2013	2012
Revenue recognition	$408,000	$422,000
Allowance for doubtful accounts	9,000	112,000
Deferred tax asset-current	417,000	534,000
Deferred rent	191,000	175,000
Stock options	931,000	805,000
Interest rate swap	11,000	21,000
Deferred Tax Assets-non current	1,133,000	1,001,000

Deferred Tax Liabilities:
Prepaid expenses	89,000	102,000
Deferred Tax Liabilities-current	89,000	102,000
Property and equipment	788,000	867,000
Deferred tax liability-noncurrent	788,000	867,000
Net Deferred Tax Assets	$673,000	$566,000

The Company recognized, for income tax purposes, a tax benefit of $27,000, $313,000 and $438,000 for the years ended December 31, 2013, 2012 and 2011, respectively, for compensation expense related to its stock option plan for which no corresponding charge to operations has been recorded.  Such amounts have been added to additional paid-in capital in those years.

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

The Company’s net income for the years ended December 31, 2013, 2012 and 2011, include approximately $380,000, $383,000 and $986,000 of stock based compensation expense, respectively.  The Company recorded reductions in income tax payable of approximately $266,000, $528,000 and $547,000 for the years ended December 31, 2013, 2012 and 2011, respectively, as a result of the tax benefit upon exercise of options.  The compensation expense related to the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.  Cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized from options exercised (excess tax benefits) is classified as cash inflows from financing activities and cash inflows from operating activities.

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

The Company has 218,480 options available for grant under the 2009 Plan.

The estimated fair value of each option award granted under the 2009 plan, was determined on the date of grant using the Black-Scholes option valuation model.  The following weighted average assumptions were used for option grants during the years ended  December 31, 2013, 2012 and 2011:

	2013	2012	2011
Risk-free interest rate	0.72%	0.90%	2.08%
Expected volatility	106.0%	101.8%	100.9%
Dividend yield	0%	0%	0%
Expected option term-in years	5	5	5

The risk free interest rate for the years ended December 31, 2013, 2012 and 2011 is based on the 5 year U.S. Treasury note rate on the day of grant.  The expected volatility computation for the years ended December 31, 2013, 2012 and 2011 is based on the average of the volatility over the most recent five year period, which represents the Company’s estimate of expected volatility over the expected option term.  The Company has never paid a dividend, and is not expected to pay a dividend in the foreseeable future, therefore the dividend yield is assumed to be zero.  The Company assumes zero forfeitures of options as the historical forfeiture rate is below 1%.

CPI AEROSTRUCTURES, INC.

A summary of the status of the Company’s stock option plans is as follows:
Fixed Options	Options	Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value

Outstanding
at January 1, 2011	780,333	$6.68	2.92
Granted during period	80,000	14.90
Exercised	(165,333)	3.72
Outstanding
at December 31, 2011	695,000	$8.33	2.66
Granted during period	40,517	11.87
Exercised	(240,000)	6.85
Outstanding
at December 31, 2012	495,517	$9.33	2.73
Granted during period	46,402	10.64
Exercised	(45,000)	6.70
Forfeited/Expired	(35,000)	8.20
Outstanding
at December 31, 2013	461,919	9.80	2.28	$2,471,917
Vested
at December 31, 2013	461,919	9.80	2.28	$2,471,917

The weighted-average fair value of each option granted during the years ended December 31, 2013, 2012 and 2011, estimated as of the grant date using the Black-Scholes option valuation model was $8.17, $8.91 and $11.24, respectively.

The Company’s stock options granted to non-employee directors vest immediately upon grant and have a maximum contractual term of five years.  Stock options granted to employees vest over three years and have a maximum contractual term of ten years.  The expected option term is calculated utilizing historical data of option exercises.

As of December 31, 2013, 2012 and 2011, there was $0, $0 and $21,687, respectively, of unrecognized compensation cost related to nonvested stock option awards.

During the year ended December 31, 2013, no stock options were exercised for cash.  45,000 options were exercised, pursuant to provisions of the stock option plan, where the Company received no cash and issued 26,601 shares of its common stock in exchange for the 45,000 shares issued in the exercise.  The 26,601 shares that the Company received were valued at $303,064, the fair market value of the shares on the dates of exercise.

During the year ended December 31, 2012, 10,000 options were exercised, pursuant to provisions of the stock option plan, where the Company received no cash and 4,589 shares of its common stock in exchange for the 10,000 shares issued in the exercise.  The 4,589 shares that the Company received were valued at $69,095, the fair market value of the shares on the date of exercise.  In addition, 25,000 options were exercised, pursuant to provisions of the stock option plan for a combination of cash and common shares.  The Company received $102,815 in cash and 4,333 shares in exchange for the 25,000 shares issued in this exercise.  The 4,333 shares that the  Company received were valued at $69,930, the fair market value of the shares on the date of exercise. Lastly, the Company received no cash and 20,935 shares of its common stock in exchange for the 25,000 shares issued in the exercise. The 20,935 shares that the Company received were valued at $216,630, the fair market value of the shares on the date of exercise.
During the years ended December 31, 2013, 2012 and 2011, the Company earned a tax benefit of $27,000, $313,000 and $438,000, respectively, from the exercise of stock options.

The intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was approximately $266,000, $1,337,000 and $1,609,000, respectively.

The aggregate intrinsic value of all options vested during the years ended December 31, 2013, 2012 and 2011 was approximately $2,472,000, $859,000 and $2,625,000, respectively.

10.    EMPLOYEE BENEFIT PLAN:
On September 11, 1996, the Company’s board of directors instituted a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Code”).  On October 1, 1998, the Company amended and standardized its plan as required by the Code.  Pursuant to the amended plan, qualified employees may contribute a percentage of their pretax eligible compensation to the Plan and the Company will match a percentage of each employee’s contribution.  Additionally, the Company has a profit-sharing plan covering all eligible employees.  Contributions by the Company are at the discretion of management.  The amount of contributions recorded by the Company in 2013, 2012 and 2011 amounted to $326,416, $301,196 and $232,364, respectively.

CPI AEROSTRUCTURES, INC.

11.   MAJOR CUSTOMERS:

Two percent of revenue in 2013, 7% of revenue in 2012 and 9% of revenue in 2011 was directly related to the U.S. government.   Less than 1% and 2% of accounts receivable at December 31, 2013 and 2012, respectively, were from the U. S. Government.

In addition, in 2013, 26%, 21%, 19% and 12% of our revenue were to our four largest Commercial customers, respectively.  In 2012, 33%, 18%, 17% and 13% of our revenue were to our four largest Commercial customers, respectively.  At December 31, 2013, 28%, 24% and 20% of accounts receivable were from our three largest commercial customers.  At December 31, 2012, 36%, 30% and 21% of accounts receivable were from our three largest commercial customers.

At December 31, 2013 and 2012, less than one percent and 3%, respectively, of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from the U.S. government.

At December 31, 2013, 40%, 17%, 16%, and 10% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from our four largest commercial customers.  At December 31, 2012, 39%, 22%, 14% and 13% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from our four largest commercial customers.

12.    QUARTERLY FINANCIAL DATA (UNAUDITED)

The results of any single quarter are not necessarily indicative of the Company’s results for the full year. Earnings per share data is computed independently for each of the periods presented. As a result, the sum of the earnings per share amounts for the quarter may not equal the total for the year.

		Quarter ended
2013	March 31,	June 30,	September 30,	December 31,
Revenue	19,927,433	21,110,452	20,664,645	21,285,992
Gross Profit	4,440,570	4,236,247	4,476,127	5,280,303
Net Income	1,671,276	1,784,276	1,911,100	2,370,242
Earning per share
Basic	0.20	0.21	0.23	0.28
Diluted	0.20	0.21	0.23	0.28

2012
Revenue	19,721,095	20,854,627	21,340,831	27,356,029
Gross Profit	4,964,386	5,768,644	5,804,424	7,695,159
Net Income	1,919,320	2,696,019	2,795,437	3,600,354
Earning per share
Basic	0.28	0.37	0.33	0.43
Diluted	0.27	0.36	0.33	0.43

13.    SUBSEQUENT EVENT:

On March 5, 2014, the Company’s President and Chief Executive Officer, Edward J. Fred, resigned his position with the Company.  He will remain with the Company in an advisory capacity until May 16, 2014, and for 18 months thereafter, will be retained by the Company as a consultant. In connection with his resignation, the Company entered into a separation agreement with Mr. Fred, which terminates his previous employment agreement, dated December 16, 2009 (as amended), with the Company, except for certain confidentiality and non-competition provisions.  Pursuant to the Separation Agreement, until May 16, 2014, Mr. Fred will receive his salary and benefits in effect immediately preceding his resignation.  The Company will also pay him the performance bonus he earned for the fiscal year ended December 31, 2013 in accordance with his previous employment agreement.  After the Separation Date and in consideration of Mr. Fred signing a release of claims, Mr. Fred will receive separation benefits consisting of a cash payment of $100,000 and for up to 18 months, payment of his medical and dental premiums for continued coverage on the Company’s plans as permitted under the Consolidated Omnibus Budget Reconciliation Act of 1985. The aggregate future commitment under these agreements is as follows:

Year ending December 31,

2014	$414,000
2015	$221,000
$635,000

CPI AEROSTRUCTURES, INC.

	Schedule II - Valuation and Qualifying Accounts
	Allowance for Doubtful Accounts
	(Deducted from Accounts Receivable)

	2013	2012	2011
Balance at January 1	$25,000	$75,000	$8,980

(Deductions from)/charges to costs and expenses			75,000
Deductions from reserves		(50,000)	(8,980)

Balance at December 31,	$25,000	$25,000	$75,000

CPI AEROSTRUCTURES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2014	CPI AEROSTRUCTURES, INC.
(Registrant)

	By:	/s/ Vincent Palazzolo
Vincent Palazzolo Chief Financial Officer and Secretary (Principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric Rosenfeld	Chairman of the Board of Directors	March 11, 2014
Eric Rosenfeld

/s/ Douglas J. McCrosson	Chief Executive Officer, President and Director	March 11, 2014
Douglas J. McCrosson	(Principal executive officer)

/s/ Vincent Palazzolo	Chief Financial Officer and Secretary	March 11, 2014
Vincent Palazzolo	(Principal financial and accounting officer)

/s/ Walter Paulick	Director	March 11, 2014
Walter Paulick

/s/ Kenneth McSweeney	Director	March 11, 2014
Kenneth McSweeney

/s/ Harvey Bazaar	Director	March 11, 2014
Harvey Bazaar

/s/ Michael Faber	Director	March 11, 2014
Michael Faber