Form 10-K/A
CPI AEROSTRUCTURES INC
filed 2014-04-29
CIK 889348

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Documents Incorporated by Reference
None.

CPI AEROSTRUCTURES, INC.
AMENDMENT No. 1 TO FORM 10-K ANNUAL REPORT-2013

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed by the registrant to amend the Annual Report on Form 10-K filed by the registrant with the Securities and Exchange Commission on March 11, 2014 to include the information required to be disclosed by Items 10-14 of Part III of Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, in connection with this Form 10-K/A, the registrant’s Chief Executive Officer and Chief Financial Officer have reissued applicable portions of their Rule 13a-14(a) certifications. Accordingly, Part IV, Item 15 has been amended to reflect the filing of such certifications herewith. Except as described above, this Form 10-K/A does not modify or update the disclosure in, or exhibits to, the original Form 10-K, which continues to speak as of the date it was filed.

  i

PART III

As used in this Form 10-K/A, the “Company,” “we,” “our” or “us” refers to CPI Aerostructures, Inc.

Item 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Concerning our Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Eric Rosenfeld(1)(2)(4)	56	Chairman of the Board of Directors (non-executive)
Douglas McCrosson	51	Chief Executive Officer, President and Director
Vincent Palazzolo	50	Chief Financial Officer
Walter Paulick(2)(3)(4)	67	Director
Kenneth McSweeney(2)(3)(4)	82	Director
Harvey J. Bazaar(3)	73	Director
Michael Faber(1)(4)	54	Director
_____________________

(1)           Member of strategic planning committee.

(2)           Member of compensation committee.

(3)           Member of audit committee.

(4)           Member of nominating and corporate governance committee.

Our board of directors believes that it is necessary for each of our directors to possess qualities, attributes and skills that contribute to a diversity of views and perspectives among the directors and enhance the overall effectiveness of the board. All of our directors bring to the board leadership experience derived from past service. They also all bring a diversity of views and perspectives derived from their individual experiences working in a range of industries and occupations, which provide our board of directors, as a whole, with the skills and expertise that reflect the needs of the Company. Certain individual experiences, qualifications, and skills of our directors that contribute to the board of directors’ effectiveness as a whole are described in the biographies set forth below.

Harvey J. Bazaar has been a director since December 2006 and chairman of our audit committee since April 2007. A certified public accountant, Mr. Bazaar has spent most of his career in public accounting, having retired from PricewaterhouseCoopers in 2000 as the Global and Americas Leader for the Capital Markets Group. At Coopers & Lybrand, which merged with PriceWaterhouse to form PricewaterhouseCoopers, Mr. Bazaar served on the firm’s Executive Committee and as Managing Partner of the New York City office. From September 2001 to December 2002, Mr. Bazaar served as the chief operating officer of DML Global Services, a company providing fund accounting and related services to private investment funds and other businesses. From December 2006 to August 2008, Mr. Bazaar served on the board of directors and audit committee of BKF Capital Group, Inc., an OTC Bulletin Board company, and served as its president and chief executive officer from November 2007 to August 2008. Beginning in July 2009, Mr. Bazaar began serving on the board of directors of various insurance entities that are part of the QBE Americas Group and in November 2009 was named chairman of the Audit and Risk Committee and in January 2014 was named a member of the Remuneration Committee of these entities. Mr. Bazaar holds a Bachelor of Science Degree from Kent State University and is a member of the board of trustees of the Kent State University Foundation. Mr. Bazaar brings to our board of directors an in-depth understanding of generally accepted accounting principles, financial statements and SEC reporting requirements as well as an extensive and diverse general business knowledge.

Michael Faber has been a director since August 2013. Mr. Faber is a corporate executive, family office advisor, and attorney with over 20 years of experience investing in, operating and advising both large multi-national and emerging growth companies in a variety of industries. Since 1996, Mr. Faber has served as chief executive officer of NextPoint Management Company, Inc., an investment and strategic advisory firm, advising family offices on a variety of issues, including family office management, asset manager selection and oversight, direct investing and trust and estates. Additionally, Mr. Faber currently serves as a senior advisor to a family office with more than $2 billion in assets, and as a senior advisor to Akerman Senterfitt, a national law firm with more than 550 attorneys. From 1990 to 2008, Mr. Faber was a General Partner of the NextPoint and Walnut family of investment funds, focusing on private equity, venture capital and structured investments, where he managed three funds and invested in more than 90 companies. Previously, Mr. Faber was of counsel to the law firm of Mintz Levin, an attorney with the law firm of Arnold & Porter, and a senior consultant to The Research Council of Washington, the predecessor to The Corporate Executive Board Company. During his career, Mr. Faber has served on audit and compensation committees for a number of companies. Mr. Faber is an honors graduate and John M. Olin Fellow of the University of Chicago Law School and attended the Johns Hopkins University School of International Studies and the State University of New York. Mr. Faber brings to our board his legal expertise, as well as his years of investment and general business experience.

Douglas McCrosson was appointed as our Chief Executive Officer and President in March 2014. Mr. McCrosson has been with the Company since May 2003, serving in senior leadership positions within business development and operations. Mr. McCrosson served as Chief Operating Officer for the Company from January 2010 until his appointment as Chief Executive Officer and President. From December 2008 through December 2009, Mr. McCrosson served as senior vice president of operations. He has nearly 30 years of aerospace experience having started his professional career as a mechanical engineer at Grumman Corporation, now Northrop Grumman Corporation. Mr. McCrosson holds a Bachelor of Science degree in mechanical engineering from the State University of New York at Buffalo and a Master of Science degree in Management from Polytechnic University. Mr. McCrosson provides our board of directors with unique knowledge of the Company’s business, operations and management and his extensive other experience in the Company’s industry

Kenneth McSweeney has been a director since February 1998 and chairman of our compensation committee since April 2003. Mr. McSweeney has been an independent consultant to the aerospace industry since January 1995. From 1961 to 1995, Mr. McSweeney served in various management positions for Northrop Grumman Corporation, most recently as the vice president of its Aerostructures Division and a director of business development for the Mideast and gulf coast region. Mr. McSweeney has extensive experience in aerostructures and logistics support products, as well as experience in the marketing, design, and manufacturing of aerospace products. Mr. McSweeney is a licensed professional engineer in New York State. He holds Bachelor and Master of Science degrees in Electrical Engineering from the Polytechnic Institute of Brooklyn and a Masters degree in Business Management from CW Post College. He also completed the Executive Development Program at the Cornell School of Business and Public Administration. Mr. McSweeney contributes to our board of directors with his extensive professional and business experience in the Company’s industry.

Vincent Palazzolo has been our Chief Financial Officer since May 2004 and our secretary since March of 2008. From December 2003 to May 2004, he was employed by J. H. Cohn LLP as an audit partner. From 1988 through November 2003, Mr. Palazzolo was employed by Goldstein Golub Kessler LLP (“GGK”), where he was an audit partner from September 1999 through November 2003. While employed by GGK, from September 1999 to November 2003, Mr. Palazzolo also served as a managing director of American Express Tax and Business Services, Inc. Mr. Palazzolo holds a Bachelor of Business Administration in Accounting from Hofstra University, is a certified public accountant and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

Walter Paulick has been a director since April 1992 and chairman of our nominating and corporate governance committee since March 2004. From June 2006 until April 2007, he served as chairman of our audit committee. Mr. Paulick is currently a self-employed real estate development consultant. From 1982 to November 1992, Mr. Paulick was a vice president of Parr Development Company, Inc., a real estate development company. From 1980 to 1982, Mr. Paulick was employed by Key Bank, where he last held the position of vice president. From 1971 to 1980, Mr. Paulick was a vice president of National Westminster U.S.A. Mr. Paulick holds an Associate degree in Applied Science from Suffolk Community College and a Bachelor of Business Administration from Dowling College. Mr. Paulick’s background in banking, real estate development and general business knowledge provides our board of directors with a diverse perspective on the Company’s industry and conducting business in our region.

Eric S. Rosenfeld has been the non-executive chairman of our board of directors since January 2005 and a director and chairman of our strategic planning committee since April 2003. Mr. Rosenfeld has been the President and Chief Executive Officer of Crescendo Partners, L.P., a New York based investment firm, since its formation in November 1998. Prior to forming Crescendo Partners, he held the position of Managing Director at CIBC Oppenheimer and its predecessor company Oppenheimer & Co., Inc. for 14 years. Mr. Rosenfeld currently serves as a director for several companies, including Cott Corporation (Lead Independent Director), the world’s largest retailer-brand soft drink company, Absolute Software Corporation, a leader in firmware-embedded endpoint security and management for computers and ultra-portable devices, Primoris Services Corporation, a specialty construction company, SAExploration Holdings Inc., a seismic data services company and Quartet Merger Corp. (Chairman), a special purpose acquisition company. Mr. Rosenfeld has also served as a director for numerous companies, including Arpeggio Acquisition Corporation, Rhapsody Acquisition Corporation and Trio Merger Corp., each a blank check corporation that later merged with an operating company - Hill International, Primoris Services Corporation and SAExploration Holdings Inc., respectively. Mr. Rosenfeld has also previously served as a director for Sierra Systems Group Inc., an information technology, management consulting and systems integration firm, Emergis Inc., an electronic commerce company, Geac Computer Corporation Limited, a provider of business-critical software applications and systems, Computer Horizons Corp., an IT services company, Hill International, a construction management firm, Matrikon Inc., a company that provides industrial intelligence solutions, and DALSA Corp., a digital imaging and semiconductor firm. Mr. Rosenfeld provides our board of directors with expertise in finance and financial markets and with experience derived from his service on the boards of other public and private companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These reporting persons also are required by regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required during the year ended December 31, 2013, all Section 16 reports were timely filed by our officers, directors and greater than ten percent beneficial owners, except for a Form 4 filed by Kenneth McSweeney on May 16, 2013 reporting a transaction occurring on May 13, 2013.

Code of Ethics

Our board of directors has adopted a written code of ethics that applies to our directors, officers and employees that is designed to deter wrongdoing and to promote ethical conduct, full, fair, accurate, timely and understandable disclosure in reports that we file or submit to the Securities and Exchange Commission and others, compliance with applicable government laws, rules and regulations, prompt internal reporting of violations of the code and accountability for adherence to the code. A copy of the code of ethics may be found on our website at www.cpiaero.com.

Board Committees

We have standing compensation, audit, nominating and corporate governance and strategic planning committees. Copies of our committee charters are available free of charge on our website at www.cpiaero.com.

Audit Committee Information

Our audit committee is currently comprised of Harvey J. Bazaar (chairman), Walter Paulick, and Kenneth McSweeney. All of the members of our audit committee are “independent directors”, as defined under the NYSE MKT LLC ("NYSE MKT") listing standards and are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. Our audit committee is responsible for, among other things, oversight of our independent auditors, including their appointment and compensation, review of our quarterly and annual financial statements, monitoring our internal control over financial reporting and disclosure controls and procedures, discussing with management major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies, and approving related party transactions.

Financial Expert on Audit Committee

We must certify to the NYSE MKT that our audit committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. Our board of directors has determined that Harvey J. Bazaar’s qualifications satisfy the NYSE MKT’s definition of financial sophistication and also qualify him as an “audit committee financial expert,” as defined under the rules and regulations of the Securities and Exchange Commission.

Nominating and Corporate Governance Committee Information

Our nominating and corporate governance committee is comprised of Walter Paulick (chairman), Kenneth McSweeney, Eric Rosenfeld and Michael Faber, each an independent director under the NYSE MKT listing standards. Our nominating and corporate governance committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors, and for developing and recommending corporate governance guidelines. Our nominating and corporate governance committee considers persons identified by its members, management, shareholders, investment bankers and others.

Procedure for Shareholders to Recommend Director Candidates

There have been no material changes to the procedures by which shareholders may recommend director nominees for our consideration since we filed our 2013 Proxy Statement on Schedule 14A on April 29, 2013.

Compensation Committee Information

Our compensation committee is comprised of Kenneth McSweeney (chairman), Walter Paulick and Eric Rosenfeld, each an independent director under the NYSE MKT listing standards. Our Compensation Committee is responsible for establishing the general compensation policy for our executive officers, including the chief executive officer; reviewing the compensation paid to non-employee directors and making recommendations to the board for any adjustments; administering our stock option and performance equity plans and determining who participates in the plans, establishing performance goals, if any, and determining specific grants and bonuses to the participants and ensuring that any compensation plan for key executives does not encourage undue risk-taking.

Our compensation committee’s report is included in this Annual Report under “Item 11. Executive Compensation” below.

Strategic Planning Committee Information

Our strategic planning committee is currently comprised of Eric Rosenfeld (chairman) and Michael Faber. The main role of the strategic planning committee is to evaluate and analyze strategic options for the Company.

Item 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

References in this section to Employment Agreements are to the employment agreement in effect for each Named Executive Officer for the applicable period, giving effect to any and all amendments, unless context requires otherwise.

Overview

The Compensation Committee is composed of Kenneth McSweeney (Chairman), Eric Rosenfeld and Walter Paulick, each of whom is an independent director under NYSE MKT standards. The Compensation Committee oversees the compensation and employee benefit plans and practices of the Company, including its executive and non-employee director compensation plans. The Compensation Committee’s goal is to ensure that executive compensation is competitive yet reasonable, supportive of organizational objectives and shareholder interests and designed to align the interests of executive officers with the Company’s long-term performance and increase shareholder value.

This Compensation Discussion and Analysis concerns the compensation of Douglas McCrosson our recently appointed Chief Executive Officer, Vincent Palazzolo our Chief Financial Officer and Edward J. Fred our former Chief Executive Officer, together our Named Executive Officers.

At our 2012 annual meeting of shareholders, we conducted two advisory votes regarding executive compensation – a “Say on Pay” vote, in which shareholders approved the then-current compensation of our Named Executive Officers, and a “Say on When Pay” vote, in which shareholders determined that a “Say on Pay” vote should be held every three years. In accordance with the shareholder vote, the Company plans to hold its next “Say on Pay” vote at our annual meeting to be held in 2015. The next “Say on When Pay” vote will take place at our annual meeting to be held in 2018. The Compensation Committee considers the results of shareholder advisory votes regarding compensation when reviewing compensation and making compensation decisions.

In 2013, the Compensation Committee modified the process for determining annual salary increases for the Named Executive Officers.  In 2014, the Compensation Committee also determined separation benefits and consulting compensation arrangements for Edward J. Fred in connection with his resignation as President and Chief Executive Officer of the Company.

The Compensation Committee believes that the incentives provided by the Company’s compensation policies with respect to the Named Executive Officers have contributed significantly to the Company’s performance. We also believe that the current compensation structure for Messrs. McCrosson and Palazzolo strikes an appropriate balance between maintaining competitive, yet reasonable, compensation levels and aligning pay with performance.

Compensation Policies and Practices

The Compensation Committee met five times during 2013 to review and discuss executive compensation matters. It has been the Company’s practice to enter into three-year employment agreements with our Named Executive Officers and, if considered appropriate by our board of directors, to extend the term of the employment agreements for two additional years in the fourth quarter of the year prior to their expiration. In October 2013, the board extended the term of the Employment Agreements with each of Messrs. Fred, McCrosson and Palazzolo from December 31, 2014 to December 31, 2016. In connection therewith, the Compensation Committee tied annual base salary increases for the Named Executive Officers to achievement of performance goals established by the Compensation Committee, as described below.

In March 2014, Mr. McCrosson was appointed President and Chief Executive Officer and the Company entered into an amended and restated Employment Agreement with him.  Concurrently, the Company entered into a separation agreement and an independent consulting agreement with Mr. Fred which provide for his resignation as President and Chief Executive Officer, the termination of his Employment Agreement and his engagement as a consultant to the Company. The Compensation Committee considered and determined the compensation offered to Messrs. McCrosson and Fred under each such agreement.

Determinations of executive compensation are not based on a rigid formula, but focus on both objective and subjective factors that the Compensation Committee believes indicative of a Named Executive Officer’s success as an officer of the Company. The Compensation Committee assesses the value of each Named Executive Officer’s contribution to the Company, the Company’s financial performance during recent fiscal years in light of prevailing business conditions, the Company’s goals for the ensuing fiscal years, prevailing compensation levels of the chief executive officer at companies considered to be comparable to the Company and, with respect to each other executive officer, their total compensation relative to the chief executive officer’s total compensation.

As mentioned above, the Compensation Committee will also consider any recent shareholder approval votes with respect to executive compensation. The Compensation Committee considers recommendations, if any, from our chief executive officer relating to the compensation of our other executive officers. We currently do not use compensation consultants.

Compensation Components

Each of the Employment Agreements, as amended, provides for three primary compensation components: base salary, a performance-based annual bonus and perquisites and other personal benefits, each of which is discussed in detail below.

Base Salary. In addition to the factors addressed above, the Compensation Committee focuses on whether the base salary of each Named Executive Officer is commensurate with the level of responsibility his position entails and with his experience. When determining base salary, the Compensation Committee endeavors to maintain a balance in the range of base salaries of the Named Executive Officers and their respective responsibilities. For fiscal years ended December 31, 2012 and 2013, Messrs. Fred’s, McCrosson’s and Palazzolo’s base salary under their respective Employment Agreements was:

Executive Officer	2012 ($)	2013 ($)
Edward J. Fred	364,000	378,500
Douglas McCrosson	240,000	253,000
Vincent Palazzolo	243,300	253,000

Prior to its termination, Mr. Fred’s Employment Agreement provided for an annual base salary of $395,000 for 2014.  Pursuant to his separation agreement with the Company, Mr. Fred is employed by the Company as an advisor at the rate of $395,000 per year through May 16, 2014, when his employment with the Company will end.

Before his appointment as President and Chief Executive Officer, Mr. McCrosson was the Company’s Chief Operating Officer and his Employment Agreement provided for an annual base salary of $265,000 for 2014. Upon his appointment as President and Chief Executive Officer, the Compensation Committee determined to increase his base salary to an annual rate of $325,000 for the remainder of 2014 in consideration of his increased level of responsibility.

Mr. Palazzolo’s Employment Agreement provides for a base salary of $263,000 for 2014.

The Compensation Committee’s past practice has been to set annual base salary increases for each year during the term of the Employment Agreements. When renewing Employment Agreements in October 2013, the Compensation Committee determined that Messrs. McCrosson’s and Palazzolo’s annual base salary increases for 2015 and 2016 would now be tied to the achievement of individual performance goals. Accordingly, Messrs. McCrosson’s and Palazzolo’s Employment Agreements provide for discretionary base salary increases in 2015 and 2016, not to exceed five percent (5%) of the prior year’s base salary, based upon the attainment of individual performance goals. Such goals are established by the Compensation Committee after consultation with Messrs. McCrosson and Palazzolo for the applicable year. The Compensation Committee believes that rewarding management based on achievement of individual performance goals provides additional incentives aligning the executive’s goals with the Board’s direction for the Company and the Company’s overall performance.

Performance-Based Annual Bonus. Each of the Employment Agreements provides for an annual non-discretionary bonus based on changes in our revenues and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) from the prior year. Per each Employment Agreement, twenty-five percent (25%) of the bonus amount is determined by revenues and seventy-five percent (75%) by EBITDA. If growth targets are met on each metrics, each executive receives his baseline bonus. The current baseline bonus for Mr. McCrosson is 60% of 100% of his base salary, an increase from 45% of his base salary as provided in his Employment Agreement prior to appointment as President and Chief Executive Officer. The current baseline bonus for Mr. Palazzolo is 45% of 100% of his base salary. Prior to termination of his Employment Agreement, Mr. Fred’s baseline bonus was 65% of his base salary.

The percent of base salary used to calculate the bonus amount decreases or increases depending upon the percent increase or decrease in revenues and EBITDA. For example, if EBITDA and revenues both increase by a 25% margin for a fiscal year ending on or before December 31, 2014, then Mr. McCrosson would receive a bonus equal to (1) 75% of 60% of 110% of his base salary plus (2) 25% of 60% of 110% of his base salary. If EBITDA decreases by 5% and revenues remain the same for a fiscal year ending on or before December 31, 2014, then Mr. McCrosson would receive a bonus equal to (1) 75% of 60% of 50% of his base salary plus (2) 25% of 60% of 75% of his base salary. The performance targets and corresponding percentage of base salary used to calculate the bonus (for the applicable fiscal year) are listed in the tables below. The amounts are adjusted pro ratably in the event EBITDA or revenue growth falls between two targets.

Fiscal Years Ending on or before December 31, 2014		Fiscal Years Ending on or after January 1, 2015
Growth	Percent of Base Salary Used to Calculate Bonus Amount	Growth	Percent of Base Salary Used to Calculate Bonus Amount
Decrease 15 % or Greater	No Bonus	Decrease 15 % or Greater	No bonus
Decrease 10%	75% Decrease	Decrease 10%	75% Decrease
Decrease 5%	50% Decrease	Decrease 5%	50% Decrease
Flat	25% Decrease	Flat	25% Decrease
Increase 5%	10% Decrease	Increase 2%	10% Decrease
Increase 10%	Baseline	Increase 5%	Baseline
Increase 15%	5% Increase	Increase 10%	10% Increase
Increase 25%	10% Increase	Increase 20%	25% Increase
Increase 50%	50% Increase	Increase 30%	50% Increase
Increase 100% or Greater	75% Increase	Increase 50% or Greater	75% Increase

Each executive receives part of his bonus in cash, and the balance in shares of the Company’s common stock valued at the volume weighted average price of the common stock on NYSE MKT for the five consecutive trading days ending two trading days before issuance. Shares of common stock are issued pursuant to the Company’s Performance Equity Plan 2009 (described below). Under Mr. McCrosson’s current Employment Agreement, the first $100,000 of his bonus is paid in cash and the balance is paid half in cash and half in shares of common stock. For years prior to his appointment as President and Chief Executive Officer, however, the first $75,000 of his bonus was paid in cash and the balance paid half in cash and half in shares. Under Mr. Palazzolo’s Employment Agreement, the first $75,000 of his bonus is paid in cash and the balance is paid half in cash and half in shares of common stock.  Prior to his resignation, the first $140,000 of Mr. Fred’s bonus was to be paid in cash and the balance paid half in cash and half in shares of common stock. The bonus structure discussed here is set forth in the Employment Agreements and remains unchanged, except for the modification of growth targets for years beginning on or after January 1, 2015, since the Employment Agreements became effective.

For 2013, the Compensation Committee determined that there was a decrease of 30.9% in EBITDA and 7.0% in revenues from 2012. Using the above-described calculation, we calculated the 2013 annual bonus for each Named Executive Officer as follows:

Name	Bonus Calculated Based on EBITDA($)	Bonus Calculated Based on Revenues($)	Total Bonus Awarded ($) (1)
Edward J. Fred	0	24,482	24,482
Douglas McCrosson	0	11,329	11,329
Vincent Palazzolo	0	11,329	11,329

_______________________

(1)           Paid entirely in cash.

Perquisites and Other Personal Benefits. We maintain various employee benefit plans, including medical, dental, life and disability, and these plans are available to all of the Company’s key employees. Each of Messrs. McCrosson and Palazzolo is reimbursed for expenses related to the use of an automobile to be used in connection with Company business. Such expenses include lease and insurance costs, repairs and maintenance. The Company maintains a limited country club membership that is made available to key employees, including Messrs. McCrosson and Palazzolo. The perquisites and other personal benefits provided to Messrs. McCrosson and Palazzolo are set forth in the Employment Agreements. Prior to termination of his employment on May 16, 2014, Mr. Fred is eligible to participate in employee benefit plans and for reimbursement of expenses related to the use of an automobile in connection with Company business. The Company will pay, for up to 18 months, Mr. Fred’s medical and dental premiums for continued coverage on our benefit plans as permitted under the Consolidated Omnibus Budget Reconciliation Act of 1985.

Termination and Change in Control Payments

Potential Payments under Current Employment Agreements

Mr. McCrosson’s current Employment Agreement provides that if, during the employment term, we terminate him without “cause” or he terminates his employment for “good reason” (as such terms are defined therein), we will be required to pay him his base salary through the end of the employment term and for up to six (6) months thereafter, his medical and dental premiums for continued coverage on our benefit plans as permitted under the Consolidated Omnibus Budget Reconciliation Act of 1985. Mr. Palazzolo’s Employment Agreement provides that if, during the employment term, we terminate him without “cause” or he terminates his employment for “good reason” (as such terms are defined therein), we will be required to pay Mr. Palazzolo his base salary through the end of the employment term. We believe such termination payments are reasonable and appropriate in light of non-competition provisions in such executives’ Employment Agreements, which prohibit them from competing with the Company for a period of two years following their employment with us.

Mr. McCrosson’s current Employment Agreement contains an additional provision, which provides for certain compensation in the event of a change of control (as such term is defined in the agreement) if, within 18 months of such change of control, Mr. McCrosson’s employment is terminated by us without “cause” or by Mr. McCrosson for “good reason.” In such event and at Mr. McCrosson’s option, in lieu of the above-discussed compensation, we will pay him a lump sum equal to 2 times the lesser of (a) the total compensation (including salary and bonus) earned by him during the last full calendar year of his employment or (b) the average of his total compensation (including salary and bonus) for the five (5) calendar years ending before the change of control. We believe that providing Mr. McCrosson with benefits in the face of a change of control will help us retain him and most importantly, ensure his objectivity in connection with potential transactions that may result in a change of control of the Company.

Separation and Consulting Agreement with Edward J. Fred

Pursuant to the separation agreement mentioned above and in consideration of Mr. Fred signing a release of claims, Mr. Fred will receive separation benefits consisting of a cash payment of $100,000 and, for up to 18 months, payment of his medical and dental premiums for continued coverage on our benefit plans as permitted under the Consolidated Omnibus Budget Reconciliation Act of 1985. Concurrently with the separation agreement, the Company entered into an independent consulting agreement with Mr. Fred, the term which begins after Mr. Fred’s employment ends on May 16, 2014 and continues for a period of 18 months thereafter. Pursuant to Mr. Fred’s consulting agreement, Mr. Fred will provide continuing advice and assistance in connection with our business, customers and operations. Mr. Fred will be paid at a monthly rate of $20,000. The consulting agreement incorporates certain of the restrictive covenants contained in the separation agreement, including an agreement not to compete with the Company during, and for one year after, the term of the consulting agreement. The Compensation Committee determined that the separation benefits and compensation for Mr. Fred’s ongoing consulting services were appropriate.

Other Compensation Matters

Risk Assessment. The Compensation Committee has also reviewed whether the Company’s compensation policies and practices might encourage inappropriate risk taking by the Company’s Named Executive Officers. The Compensation Committee determined that the current compensation structure aligns the Named Executive Officers’ interests with those of the Company without providing rewards for excessive risk-taking by awarding a mix of fixed and incentive compensation, with the compensation structure related to the Company’s performance counterbalancing revenue and EBITDA goals, as discussed above.

Tax Considerations. Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation over $1 million. Certain performance-based compensation, however, is specifically exempt from the deduction limit. At this time, the Compensation Committee has not taken steps to qualify compensation for deductibility primarily because at current base salaries and bonus potential, it is unlikely that any of our Named Executive Officers would exceed the $1 million limit in a given year.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2013.

Compensation Committee:

Kenneth McSweeney (Chairman)
Eric Rosenfeld
Walter Paulick

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is or has been an executive officer or employee of the Company, or had any relationships requiring disclosure by the Company under the Securities and Exchange Commission’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director of the Company or member of our Compensation Committee during 2013.

Summary Compensation Table

The following table sets forth the compensation paid or earned by each of our Named Executive Officers for each of the fiscal years ended December 31, 2013, 2012 and 2011.

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(2)	All Other ($)	Total ($)
Edward J. Fred Former Chief Executive Officer and President	2013 2012 2011	378,500 364,000 350,000	— 85,115(4) 124,587(6)	— — —	24,482 225,115 264,587	40,964(3) 40,639(5) 36,753(7)	443,676 714,869 775,927
Vincent Palazzolo Chief Financial Officer	2013 2012 2011	253,000 243,300 234,000	— 33,965(9) 52,566(11)	— — —	11,329 108,965 127,566	24,131(8) 23,026(10) 16,604(12)	288,460 409,256 430,736
Douglas McCrosson Chief Executive Officer (Former Chief Operating Officer)	2013 2012 2011	253,000 240,000 220,000	— 32,996(14) 47,178(16)	— — 48,251(17)	11,329 107,996 122,178	23,845(13) 19,991 (15) 17,785(18)	288,174 400,983 455,391
_______________________

(1)	Reflects actual base salary amounts paid for each of the years indicated.

(2)
Represents amounts awarded in cash to our Named Executive Officers as part of their performance-based annual bonus in accordance with the terms of each Named Executive Officer’s employment agreement as discussed in the “Compensation Discussion and Analysis” above. Awards were earned in the year provided, but were not made until the first quarter of the next fiscal year.

(3)
Represents (a) $15,583 for a portion of an automobile lease, insurance and maintenance attributable to personal use, (b) $10,872 for life insurance premiums paid by us for the benefit of Mr. Fred, (c) $2,819 for disability insurance premiums paid by us for the benefit of Mr. Fred and (d) $11,420 in Company 401(k) contributions.

(4)
Represents 10,002 shares of common stock awarded as part of Mr. Fred’s performance-based annual bonus calculated pursuant to the terms of Mr. Fred’s amended and restated employment agreement dated December 16, 2009, as amended. The shares of common stock were valued at $8.51 per share. The award was earned in 2012, but was not made until the first quarter of the next fiscal year.

(5)
Represents (a) $15,061 for a portion of an automobile lease, insurance and maintenance attributable to personal use, (b) $10,872 for life insurance premiums paid by us for the benefit of Mr. Fred, (c) $1,821 for disability insurance premiums paid by us for the benefit of Mr. Fred and (d) $12,885 in Company 401(k) contributions.

(6)
Represents 8,475 shares of common stock awarded as part of Mr. Fred’s performance-based annual bonus calculated pursuant to the terms of Mr. Fred’s amended and restated employment agreement dated December 16, 2009. The shares of common stock were valued at $14.70 per share. The award was earned in 2011, but was not made until the first quarter of the next fiscal year.

(7)
Represents (a) $14,239 for a portion of an automobile lease, insurance and maintenance attributable to personal use, (b) $10,872 for life insurance premiums paid by us for the benefit of Mr. Fred, (c) $1,821 for disability insurance premiums paid by us for the benefit of Mr. Fred and (d) $9,820 in Company 401(k) contributions.

(8)
Represents (a) $12,424 for a portion of an automobile lease, insurance, and maintenance attributable to personal use, (b) $3,691 for disability insurance premiums paid by us for the benefit of Mr. Palazzolo and (d) $8,016 in Company 401(k) contributions.

(9)
Represents 3,991 shares of common stock awarded as part of Mr. Palazzolo’s performance-based annual bonus as calculated pursuant to the terms of Mr. Palazzolo’s employment agreement December 16, 2009, as amended. The shares of common stock were valued at $8.51 per share. The award was earned in 2012, but was not made until the first quarter of the next fiscal year.

(10)
Represents (a) $10,910 for a portion of an automobile lease, insurance, and maintenance attributable to personal use, (b) $2,859 for disability insurance premiums paid by us for the benefit of Mr. Palazzolo and (c) $9,257 in Company 401(k) contributions.

(11)
Represents 3,576 shares of common stock awarded as part of Mr. Palazzolo’s performance-based annual bonus calculated pursuant to the terms of Mr. Palazzolo’s employment agreement dated December 16, 2009. The shares of common stock were valued at $14.70 per share. The award was earned in 2011, but was not made until the first quarter of the next fiscal year.

(12)
Represents (a) $7,422 for a portion of an automobile lease, insurance and maintenance attributable to personal use, (b) $2,859 for disability insurance premiums paid by us for the benefit of Mr. Palazzolo and (c) $6,333 in Company 401(k) contributions.

(13)
Represents (a) $13,463 for a portion of an automobile lease, insurance and maintenance attributable to personal use, (b) $883 for disability insurance premiums paid by us for the benefit of Mr. McCrosson and (c) $9,499 in Company 401(k) contributions.

(14)
Represents 3,877 shares of common stock awarded as part of Mr. McCrosson’s performance-based annual bonus calculated pursuant to the terms of Mr. McCrosson’s employment agreement dated December 16, 2009, as amended. The shares of common stock were valued $8.51 per share. The award was earned in 2012, but was not made until the first quarter of the next fiscal year.

(15)	Represents $12,019 for a portion of an automobile lease, insurance and maintenance attributable to personal use and $7,972 in Company 401(k) contributions..

(16)
Represents 3,209 shares of common stock awarded as part of Mr. McCrosson’s performance-based annual bonus calculated pursuant to the terms of Mr. McCrosson’s employment agreement dated December 16, 2009, as amended. The shares of common stock were valued at $14.70 per share. The award was earned in 2011, but was not made until the first quarter of the next fiscal year.

(17)
The assumptions related to the valuation of our stock options are disclosed in Note 9 of our audited financial statements for the year ended December 31, 2013 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2014.

(18)	Represents (a) $11,273 for a portion of an automobile lease, insurance and maintenance attributable to personal use and (b) $6,512 in Company 401(k) contributions.

Grants of Plan-Based Awards

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Payouts Under Equity Incentive Plan Awards(2)
	Threshold ($)(3)	Target ($)(4)	Maximum ($)(5)	Threshold ($)(3)	Target ($)(4)	Maximum ($)(5)
Edward J. Fred	1,538	193,013	285,272	—	53,012	145,272
Vincent Palazzolo	711	94,425	137,119	—	19,425	62,119
Douglas McCrosson	711	94,425	137,119	—	19,425	62,119
_____________________________

(1)
These columns represent the estimated portion of performance-based annual bonus to be paid in cash required by the employment agreements that were effective in fiscal year 2013 between each of the Company’s Named Executive Officers and the Company. The material terms of the performance-based annual bonuses, including the applicable thresholds and percentages, are described under “Compensation Discussion and Analysis” above. The actual performance-based annual bonuses payable in cash are reflected in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table above.

(2)
These columns represent the estimated portion of performance-based annual bonus to be paid in stock required by the employment agreements that were effective in fiscal year 2013 between each of the Company’s Named Executive Officers and the Company. The amount of stock to be awarded is calculated as a dollar amount first and then converted to stock, valuing the shares at the volume weighted average price of the common stock on NYSE MKT for the five consecutive trading days ending two trading days before issuance. Per the employment agreements, such stock is issued on March 10th (or the next business day thereafter) of the next fiscal year. The material terms of the performance-based annual bonuses, including the applicable thresholds and percentages, are described under “Compensation Discussion and Analysis” above. The actual performance-based annual bonuses payable in stock are reflected in the “Stock Awards” column in the Summary Compensation Table above.

(3)
The amounts in these columns reflect the minimum amount of performance-based annual bonuses to be awarded under the employment agreements. This amount is paid if there is a decline of 15% or more in EBITDA and a decline of 14.49% in revenue.

(4)	The amounts in these columns are the “baseline” bonuses to be awarded if 10% growth is achieved on both performance metrics (EBITDA and revenues).

(5)	The amounts in these columns are awarded if 100% or more growth is achieved on both performance metrics (EBITDA and revenues).

Compensation Arrangements for Named Executive Officers

Edward J. Fred

On December 16, 2009, we entered into an amended and restated employment agreement with Edward J. Fred, which provided for Mr. Fred to continue to serve as our President and Chief Executive Officer until December 31, 2012. We amended Mr. Fred’s employment agreement on each of November 4, 2011 and October 31, 2013, ultimately extending his contract through December 31, 2016. On March 5, 2014, Mr. Fred resigned his position as our President and Chief Executive Officer. In connection therewith, we entered into a separation agreement with Mr. Fred, terminating his prior employment agreement with us.

Pursuant to his prior employment agreement, as amended, Mr. Fred’s annual base salary was $378,500 and $395,000 for 2013 and 2014, respectively.  Mr. Fred also received a performance-based annual bonus based on certain growth targets measured by EBITDA and revenue, calculated and paid in the manner set forth in the “Compensation Discussion and Analysis” above. For the year ended December 31, 2013, Mr. Fred’s performance-based compensation was $24,482, paid all in cash. For the year ended December 31, 2012, Mr. Fred’s performance-based compensation was $225,115 of cash and 10,002 shares of common stock, valued at $85,115 ($8.51 per share). For the year ended December 31, 2011, Mr. Fred’s performance-based compensation was $264,587 of cash and 8,475 shares of common stock, valued at $124,587 ($14.70 per share).

Under the separation agreement, Mr. Fred is employed by the Company as an advisor at the rate of $395,000 per year through May 16, 2014, when his employment with us will end. In consideration of Mr. Fred signing a release of claims, Mr. Fred will receive separation benefits consisting of a cash payment of $100,000 and, for up to 18 months, payment of his medical and dental premiums for continued coverage on our benefit plans as permitted under the Consolidated Omnibus Budget Reconciliation Act of 1985. We also entered into an independent consulting agreement with Mr. Fred, the term which begins after Mr. Fred’s employment with us ends on May 16, 2014 and continues for a period of 18 months thereafter. Mr. Fred will provide advice and assistance in connection with our business, customers and operations and will be paid at a monthly rate of $20,000. The consulting agreement contains restrictive covenants, including an agreement not to compete with us during, and for one year after, the term of the consulting agreement.

Douglas McCrosson

On December 16, 2009, we entered into an employment agreement with Douglas McCrosson, which provided for Mr. McCrosson to be employed as our Chief Operating Officer from January 1, 2010 until December 31, 2012. On each of November 4, 2011 and October 31, 2013, we amended our employment agreement with Mr. McCrosson to extend his term ultimately through December 31, 2016. On March 5, 2014, we entered into an amended and restated employment agreement with Mr. McCrosson in connection with his appointment as our President and Chief Executive Officer, which supersedes his prior employment agreement with the Company.

Under his prior employment agreement, Mr. McCrosson’s annual base salary was $253,000 and $265,000 during 2013 and 2014, respectively. However, beginning with the effectiveness of his new amended and restated employment agreement beginning March 5, 2014, Mr. McCrosson’s annual base salary is $325,000 for fiscal year 2014. For each of fiscal year 2015 and 2016, Mr. McCrosson’s annual base salary will be at least equal to his base salary for the prior fiscal year, subject to a merit increase of up to five percent (5%) to be determined in the discretion of the Company’s Compensation Committee on the basis of Mr. McCrosson’s attainment of individual performance goals set by the Compensation Committee (after consultation with Mr. McCrosson). Mr. McCrosson also receives a performance-based annual bonus upon the attainment of certain Company growth targets measured by EBITDA and revenue. The manner of calculating and paying such bonus is set forth in the “Compensation Discussion and Analysis” above. For the year ended December 31, 2013, Mr. McCrosson’s performance-based compensation was $11,389, paid all in cash. For the year ended December 31, 2012, Mr. McCrosson’s performance-based compensation was $107,996 of cash and 3,877 shares of common stock, valued at $32,996 ($8.51 per share).  For the year ended December 31, 2011, Mr. McCrosson’s performance-based compensation was $122,178 of cash and 3,209 shares of common stock, valued at $47,178 ($14.70 per share).

Under both his prior and new employment agreement, Mr. McCrosson is prohibited from disclosing confidential information about us and he has agreed not to compete with us during the term of his employment and for two years thereafter. Mr. McCrosson’s current employment agreement provides for certain payments upon termination and a change of control addressed in the section below entitled “Payments Upon Termination or Change in Control.”

Vincent Palazzolo

On December 16, 2009, we entered into an employment agreement with Vincent Palazzolo, which provides for Mr. Palazzolo to continue to be employed as our Chief Financial Officer until December 31, 2012. On each of November 4, 2011 and October 31, 2013, we amended our employment agreement with Mr. Palazzolo to extend his term ultimately through December 31, 2016. Under his employment agreement, as amended, Mr. Palazzolo’s annual base salary for 2013 was $253,000 and will be $263,000 for 2014. For fiscal years beginning on or after January 1, 2015, Mr. Palazzolo’s base salary will be at least equal to his base salary for the prior fiscal year, subject to a merit increase of up to five percent (5%) to be determined in the sole discretion of the Compensation Committee and based upon the attainment of individual performance goals established each fiscal year for Mr. Palazzolo.

Mr. Palazzolo also receives a performance-based annual bonus upon the attainment of certain Company growth targets measured by EBITDA and revenue. The manner of calculating and paying such bonus is set forth in the “Compensation Discussion and Analysis” above. For the year ended December 31, 2013, Mr. Palazzolo’s performance-based compensation was $11,329, paid all in cash. For the year ended December 31, 2012, Mr. Palazzolo’s performance-based compensation was $108,965 of cash and 3,991 shares of common stock, valued at $33,965 ($8.51 per share). For the year ended December 31, 2011, Mr. Palazzolo’s performance-based compensation was $127,566 of cash and 3,576 shares of common stock, valued at $52,566 ($14.70 per share).

Under his employment agreement, Mr. Palazzolo is prohibited from disclosing confidential information about us and he has agreed not to compete with us during the term of his employment and for two years thereafter. Mr. Palazzolo’s employment agreement does not contain any change in control provisions, but does provide for certain termination payments addressed in the section below entitled “Payments Upon Termination or Change in Control.”

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding option awards as of December 31, 2013 for each named executive officer.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Vincent Palazzolo Chief Financial Officer	50,000 25,000	0 0	10.48 6.75	5/16/2014 11/30/2016
Douglas McCrosson Chief Operating Officer	25,000	0	6.60	3/31/2019

Option Exercises in 2013

No options were exercised by our Named Executive Officers during the year ended December 31, 2013.

Payments Upon Termination or Change in Control

Compensation Arrangements as of December 31, 2013

The employment agreements in effect as of December 31, 2013 with each of Messrs. Fred, Palazzolo and McCrosson provided for varying types and amounts of payments and additional benefits upon termination of employment during the term of such employment agreements, depending on the circumstances of the termination. The following is a brief description of such termination payments and circumstances as of December 31, 2013 under the then-current employment agreements.

•
Death. In the event that any of our Named Executive Officers employment terminated by his death, we would have had to pay to his estate an amount equal to (a) base salary due through date of death, (b) all earned and approved, but unpaid bonus for any year prior to the year of termination, (c) all valid expense reimbursements and (d) all accrued but unused vacation pay. We would also have had to pay to Mr. Fred and Mr. Palazzolo, in the event of termination by such executive’s death, any bonus which would have been paid for the year of his termination on a prorated basis by multiplying the full amount of such bonus by the number of full calendar months he worked in the termination year divided by 12. A “full calendar month” for this purpose means any month such executive worked at least two weeks.

•
Disability. We could terminate any of our Named Executive Officers if, by reason of illness or incapacity, such Named Executive Officer failed to perform his duties contemplated by the agreement for a period of 6 months consecutively. Such termination would have had to have been made by written notice and constitute a termination by reason of disability. The Company would have had to pay to the Named Executive Officer so terminated an amount equal to (a) base salary due through date of termination, (b) all earned and approved, but unpaid bonus for any year prior to the year of termination, (c) all valid expense reimbursements and (d) all accrued but unused vacation pay. We would also have had to pay to Mr. Fred and Mr. Palazzolo, in the event of termination by such executive’s disability, any bonus which would have been paid for the year of his termination on a prorated basis by multiplying the full amount of such bonus by the number of full calendar months he worked in the termination year divided by 12. A “full calendar month” for this purpose means any month such executive worked at least two weeks.

•
By Company for “Cause.”  If the Company had terminated any of our Named Executive Officers by written notice for “cause”, such Named Executive Officer would be entitled to receive only (a) his base salary through the date of termination, (b) valid expense reimbursements and (c) any unused vacation through the date of termination required by law to be paid. Generally, “cause” as defined in the employment agreements means (i) a failure by such person to carry out his duties as an officer that are material to the performance of his position, (ii) a material breach of the employment agreement, (iii) fraud or dishonesty in any dealings or business related to the Company or (iv) conviction of a felony under federal or state law. Named Executive Officers would have had to be given the opportunity to eliminate a problem giving rise to “cause” within 30 days’ notice that such problem exists, but no Named Executive Officer would have been entitled to more than two such periods to cure in any 12 month period.

•
By Executive with “Good Reason.”  Upon proper notice, if a Named Executive Officer had terminated his employment for “good reason”, we would have had to pay an amount equal to (a) his base salary through the end of the his employment term, (b) all earned and previously approved but unpaid bonuses, (c) all valid expense reimbursements, plus (d) all accrued but unused vacation pay. Only for Mr. Fred, the Company would also have had to provide the same medical insurance covering him as of the date of termination through June 30, 2016. “Good Reason” generally means (i) a demotion by way of a materially adverse change in his duties, responsibilities or title, (ii) material breach by the Company of the Employment Agreement, (iii) failure by the Company to make a payment to the Named Executive Officer when such payment is due or (iv) liquidation, bankruptcy or receivership of the Company.  The Company would have had to be given the opportunity to correct any problem identified as “good reason” within 30 days of being notified of such problem, but would not have been entitled to more than two such periods to cure in any 12 month period.

•
By Company without “Cause.”  If the Company terminates a Named Executive Office without “cause”, we generally must pay an amount equal to (a) his base salary through the end of the his employment term, (b) all earned and previously approved but unpaid bonuses, (c) all valid expense reimbursements, plus (d) all accrued but unused vacation pay. Only for Mr. Fred, the Company must also provide the same medical insurance covering him as of the date of termination through June 30, 2016.

•
By Executive without Reason. If Mr. Fred had terminated his employment for any reason with 75 days notice to the Company, we would have had to pay him an amount equal to (a) base salary due through date of termination, (b) any bonus which would have been paid for the year of his termination on a prorated basis by multiplying the full amount of such bonus by the number of full calendar months he worked in the termination year divided by 12, (c) all earned and approved, but unpaid bonus for any year prior to the year of termination, (d) all valid expense reimbursements and (e) all accrued but unused vacation pay. A “full calendar month” for this purpose means any month Mr. Fred worked at least 2 weeks.

•
Change in Control. In the event of a change of control prior to a termination by the Company without “cause” or by Mr. Fred for “good reason,” then, at Mr. Fred’s option, in lieu of the above compensation and benefits, we would have had to pay him an amount equal to 2.99 times the lesser of (a) the total compensation (including salary and bonus) earned by him during the last full calendar year of his employment or (b) the average of his total compensation (including salary and bonus) for the five (5) calendar years before the change of control. Such payments would have had to be made in two installments — the first to be paid on his date of termination, the remainder to be paid six months after the date of termination. A “change in control” occurs when any person or entity other than the Company and/or any officers or directors of the Company as of the date of his Employment Agreement acquires securities of the Company (in one or more transactions) having 50% or more of the total voting power of all the Company’s securities then outstanding.

Under the employment agreements in effect as of December 31, 2013, neither Mr. Fred nor Mr. Palazzolo had a duty to mitigate awards payable under the above conditions and any compensation paid from any source other than the Company does not offset or terminate the Company’s obligations to make such payments. Mr. McCrosson did not have a duty to mitigate the above-described payments, however, if he received a payment for (a) termination by the Company without cause or (b) termination by him for good reason, then any compensation paid to him from sources other than the Company would have offset or terminated the Company’s obligation to make such payments.

The following table summarizes the amounts payable upon termination of employment for each of Messrs. Fred, Palazzolo and McCrosson assuming termination occurred on December 31, 2013 under the then-current employment agreements with each Named Executive Officer. For purposes of presenting amounts payable over a period of time (e.g., salary continuation), the amounts are shown as a single total but not as a present value (i.e., the single sum does not reflect any discount).

Name	Death or Disability ($)	By Company for Cause ($)	By Executive for Good Reason or By Company without Cause ($)	By Executive without Reason ($)	Change in Control ($)
Edward J. Fred	310,230	—	1,447,730	310,230	1,831,801
Douglas McCrosson	140,992	—	656,992	—	—
Vincent Palazzolo	142,930	—	658,930	—	—

Compensation Arrangements Following Resignation of Edward J. Fred

As explained above, on March 5, 2014, Mr. Fred resigned as our President and Chief Executive Officer. Notwithstanding the payments due Mr. Fred pursuant to the terms of his employment agreement described above, we entered into a separation agreement with Mr. Fred, which terminated his prior employment agreement and provided for the terms of Mr. Fred’s resignation, including a cash payment of $100,000 in consideration of a release of claims and for up to 18 months, payment of his medical and dental premiums for continued coverage on our benefit plans as permitted under the Consolidated Omnibus Budget Reconciliation Act of 1985. Our obligation to pay such insurance premiums ends upon Mr. Fred’s eligibility to obtain any group insurance coverage from other employment. We estimate payments for continued medical and dental benefits to be $1,078 per month. Mr. Fred also received his performance-based annual bonus for the year ended December 31, 2013, but will not receive a bonus for the year ended December 31, 2014.

In connection with his appointment as our President and Chief Executive Officer, the Company entered into an amended and restated employment agreement with Mr. McCrosson, which included some changes to the payments due Mr. McCrosson upon termination and a change of control. Below is a summary of payments to be made to Mr. McCrosson under his current employment agreement.

•
Death. In the event of Mr. McCrosson’s death, we will pay to his estate an amount equal to (a) base salary due through date of death, (b) all earned and approved, but unpaid bonus for any year prior to the year of termination, (c) all valid expense reimbursements and (d) all accrued but unused vacation pay.

•
Disability. We may terminate Mr. McCrosson for reason of illness or incapacity if he fails to perform his duties contemplated by the agreement for a period of 6 months consecutively. Such termination will be made by written notice and constitute a termination by reason of disability. Upon such termination, the Company shall pay to Mr. McCrosson an amount equal to (a) base salary due through date of termination, (b) all earned and approved, but unpaid bonus for any year prior to the year of termination, (c) all valid expense reimbursements and (d) all accrued but unused vacation pay.

•
By Company for “Cause.”  If the Company terminates Mr. McCrosson by written notice for “cause”, he will receive only (a) his base salary through the date of termination, (b) valid expense reimbursements and (c) any unused vacation through the date of termination required by law to be paid. “Cause” as defined in the Employment Agreements means (i) a failure by such person to carry out his duties as an officer that are material to the performance of his position, (ii) a material breach of the employment agreement or a material violation of established policies of the Company, (iii) fraud or dishonesty in any dealings or business related to the Company or (iv) conviction of a felony under federal or state law. Mr. McCrosson must be given the opportunity to eliminate a problem giving rise to “cause” within 30 days’ notice that such problem exists, but will not be entitled to more than two such periods to cure in any 12 month period.

•
By Executive with “Good Reason.”  Upon proper notice, Mr. McCrosson may terminate his employment for “good reason” and will be entitled to an amount equal to (a) his base salary through the end of the his employment term, (b) all earned and previously approved but unpaid bonuses, (c) all valid expense reimbursements, plus (d) all accrued but unused vacation pay. The Company must also provide payment of monthly premium cost of continued coverage under our medical and dental insurance under COBRA for six months following the date of termination. “Good Reason” generally means (i) a demotion by way of a materially adverse change in his duties, responsibilities or title, (ii) material breach by the Company of the Employment Agreement, (iii) failure by the Company to make a payment to the executive when such payment is due or (iv) liquidation, bankruptcy or receivership of the Company. The Company must be given the opportunity to correct any problem identified as “good reason” within 30 days of being notified of such problem, but shall not be entitled to more than two such periods to cure in any 12 month period.

•
By Company without “Cause.”  If the Company terminates Mr. McCrosson without “cause”, we generally must pay an amount equal to (a) his base salary through the end of the his employment term, (b) all earned and previously approved but unpaid bonuses, (c) all valid expense reimbursements, plus (d) all accrued but unused vacation pay. The Company must also provide payment of monthly premium cost of continued coverage under our medical and dental insurance under COBRA for six months following the date of termination.

•
Change in Control. In the event of a change of control prior to a termination by the Company without “cause” or by Mr. McCrosson for “good reason,” then, at Mr. McCrosson’s option if he is terminated without “cause” or for “good reason” within 18 months of such change of control, in lieu of the above compensation and benefits, we will pay him an amount equal to two times the lesser of (a) the total compensation (including salary and bonus) earned by him during the last full calendar year of his employment or (b) the average of his total compensation (including salary and bonus) for the five calendar years before the change of control. Such payment will be made in two installments — the first to be paid on his date of termination, the remainder to be paid 6 months after the date of termination. A “change in control” occurs when any person or entity other than the Company and/or any officers or directors of the Company as of the date of his Employment Agreement acquires securities of the Company (in one or more transactions) having 50% or more of the total voting power of all the Company’s securities then outstanding.

Mr. McCrosson does not have a duty to mitigate the above-described payments, however, if he receives a payment for (a) termination by the Company without cause or (b) termination by him for good reason, then any compensation paid to him from sources other than the Company will offset or terminate the Company’s obligation to make such payment. Additionally, the Company’s obligation to pay insurance premiums for Mr. McCrosson upon a termination without cause or by Mr. McCrosson for good reason ends upon Mr. McCrosson’s eligibility for group insurance coverage from other employment (whether or not he elects such coverage).

The payments due Mr. Palazzolo upon his termination in the circumstances described above remain unchanged from the arrangements in effect for him as of December 31, 2013.

Compensation of Directors

The following table summarizes the compensation of our directors for the year ended December 31, 2013. Directors who are employees of the Company do not receive separate compensation for their service as a director.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Eric Rosenfeld.........................................................	102,575	147,425	250,000
Harvey J. Bazaar...................................................	66,950	113,050	180,000
Kenneth McSweeney.............................................	24,750	50,250	75,000
Walter Paulick.........................................................	24,750	50,250	75,000
Michael Faber(2) .....................................................	9,281	18,844	28,125
_______________________

(1)     The assumptions related to the valuation of our stock options are disclosed in Note 9 of our audited financial statements for the year ended December 31, 2013, included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2014.

(2) Mr. Faber was appointed to the board of directors on August 15, 2013, and accordingly his compensation was pro rated for the year.

Pursuant to the non-employee director compensation plan in effect for 2013, non-employee directors were compensated as follows: Chairman of the Board, $250,000 (cash payment, $102,575); Chairman of the Audit Committee, $180,000 (cash payment, $66,950) and all other non-employee directors, $75,000 (cash payment, $24,750). The number of shares subject to the non-employee director option was calculated using the Black-Sholes option pricing model. The annual cash compensation due each director was paid quarterly as has been the Company’s past practice. The options were awarded on the first business day after January 1st and were immediately exercisable. Beginning fiscal year 2014, the options will be awarded on the first business day after January 1st and vest quarterly.

Pension Benefits

Other than our 401(k) plan, we do not maintain any other plan that provides for payments or other benefits at, following, or in connection with retirement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table and accompanying footnotes set forth certain information as of April 28, 2014 with respect to the ownership of our common shares by:

•	each person or group who beneficially owns more than 5% of our common shares;

•	each of our directors;

•
our current chief executive officer and chief financial officer (our only executive officers as defined by Securities and Exchange Commission Rules promulgated pursuant to the Securities Exchange Act of 1934), and our former chief executive officer, (collectively, the “Named Executive Officers”); and

•	all of our directors and executive officers as a group.

A person is deemed to be the beneficial owner of securities that can be acquired by the person within 60 days from the record date upon the exercise of options or warrants. Accordingly, common shares issuable upon exercise of options and warrants that are currently exercisable, or exercisable within 60 days of April 29, 2014, have been included in the table with respect to the beneficial ownership of the person owning the options or warrants.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)	Percent of Class (3)
Douglas McCrosson	32,086 (4)	*
Vincent Palazzolo	80,986 (5)	*
Edward J. Fred	98,841	1.2%
Walter Paulick	54,495 (6)	*
Kenneth McSweeney	58,293 (7)	*
Harvey J. Bazaar	106,526 (8)	1.2%
Michael Faber	4,403 (9)	*
Eric Rosenfeld c/o Cresendo Partners 777 Third Avenue, 37th Floor New York, NY 10017	767,864 (10)	9.0%
Ausin W. Marxe, David M. Greenhouse and Adam Stettner 527 Madison Avenue New York, NY 10022	931,040 (11)	11.0%
Rutabaga Capital Management 64 Broad Street 3rd Floor Boston, MA 02109	624,464 (12)	7.4%
Ariel Investments, LLC 200 E. Randolph Drive, Suite 2900 Chicago, IL 60601	860,701 (13)	10.2%
PENN Capital Management Navy Yard Corporate Center Three Crescent Drive, Suite 400 Philadelphia, PA 19112	446,140 (14)	5.3%
All current directors and executive officers as a group (seven persons)	1,104,653 (15)	12.5%

_______________________

*           Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following persons is c/o CPI Aerostructures, Inc., 91 Heartland Blvd., Edgewood, New York 11717.

(2)
Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them, subject to community property laws, where applicable.

(3)
As of April 29, 2014, there were 8,450,785 shares currently issued and outstanding. Each person beneficially owns a percentage of our outstanding common shares equal to a fraction, the numerator of which is the number of common shares held by such person plus the number of common shares that such person can acquire within 60 days of April 29, 2014 upon the exercise or conversion of options, warrants or convertible securities, and the denominator of which is 8,450,785 (the number of shares currently outstanding) plus the number of shares such person can so acquire during such 60-day period.

(4)	Includes 25,000 common shares that Mr. McCrosson has the right to acquire upon exercise of options.

(5)	Includes 75,000 common shares that Mr. Palazzolo has the right to acquire upon exercise of options.

(6)	Includes 34,013 common shares that Mr. Paulick has the right to acquire upon exercise of options. Excludes options to purchase 2,217 common shares not exercisable within 60 days of the record date.

(7)	Includes 34,013 common shares that Mr. McSweeney has the right to acquire upon exercise of options. Excludes options to purchase 2,217 common shares not exercisable within 60 days of the record date.

(8)	Includes 81,526 common shares that Mr. Bazaar has the right to acquire upon exercise of options. Excludes options to purchase 4,988 common shares not exercisable within 60 days of the record date.

(9)	Includes 4,403 common shares that Mr. Faber has the right to acquire upon exercise of options. Excludes options to purchase 2,217 common shares not exercisable within 60 days of the record date.

(10)
Represents (a) 146,482 common shares owned individually, (b) 510,270 shares held by Crescendo Partners II, L.P. Series L (“Crescendo Partners II”) and (c) 111,112 common shares that Mr. Rosenfeld has the right to acquire upon exercise of options. Mr. Rosenfeld is the senior managing member of the sole general partner of Crescendo Partners II. Mr. Rosenfeld disclaims beneficial ownership of the shares held by Crescendo Partners II, except to the extent of his pecuniary interest therein.

(11)
Includes (i) 219,558 common shares owned by Special Situations Cayman Fund, L.P., for which SSCayman LLC (“SSCay”) is the general partner, (ii) 641,461 common shares owned by Special Situations Fund III QP, L.P., for which MGP Advisors Limited Partnership (“MGP”) serves as the general partner; and (iii) 70,021 common shares owned by Special Situations Private Equity Fund, L.P., for which MG Advisors L.L.C. (“MG”) serves as the general partner.  Messrs. Marxe, Greenhouse and Stettner are the controlling principals of AWM Investment Company, Inc. (“AWM”), which serves as the general partner of MGP and as the investment advisor for each holder. Messrs. Marxe, Greenhouse and Stettner are members of MG and SSCay. The information with respect to Austin W. Marxe, David M. Greenhouse and Adam C. Stettner is derived from an Amendment to Schedule 13G filed with the Securities and Exchange Commission on February 13, 2014.

(12)	The information with respect to Rutabaga Capital Management is derived from an Amendment to Schedule 13G filed with the Securities and Exchange Commission on February 7, 2014.

(13)	The information with respect to Ariel Investments, LLC is derived from an Amendment to Schedule 13G filed with the Securities and Exchange Commission on February 14, 2014.

(14)	The information with respect to Penn Capital Management is derived from a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2014.

(15)	Includes an aggregate of 365,067 common shares that Messrs. McCrosson, Palazzolo, Paulick, McSweeney, Bazaar, Faber and Rosenfeld have the right to acquire upon exercise of outstanding options.

Equity Compensation Plan Information

This information was provided under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 11,  2014.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Party Policy. Our Code of Ethics requires us to avoid, wherever possible, all related-party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by our board of directors (or our audit committee). Securities and Exchange Commission rules generally define related-party transactions as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of our common stock, or (c) immediate family member of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. Our audit committee considers all relevant factors when determining whether to approve a related-party transaction, including whether the related-party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related-party’s interest in the transaction. No director may participate in the approval of any transaction in which he or she is a related-party, but that director is required to provide our audit committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire annually that elicits information about related-party transactions. These procedures are intended to determine whether any such related-party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Related-Party Transactions. We did not engage in any related party transactions in the fiscal year ended December 31, 2013 as required to be reported pursuant to rules of the Securities and Commission Exchange.

Independence of Directors

Our common stock is listed on the NYSE MKT.  As a result, we follow the rules of the NYSE MKT in determining whether a director is independent. The current NYSE MKT listing standards define an “independent director” generally as a person, other than an officer or employee of the Company, who does not have a relationship with the Company that would interfere with the director’s exercise of independent judgment. Our board of directors consults with our legal counsel to ensure that our board of directors’ determinations are consistent with the NYSE MKT rules and all relevant securities and other laws and regulations regarding the independence of directors. Consistent with these considerations, our board of directors has determined that Kenneth McSweeney, Walter Paulick, Harvey J. Bazaar, Eric Rosenfeld and Michael Faber will be independent directors of the Company for the ensuing year. The other remaining director, Douglas McCrosson, is not independent because he is currently employed by us. All members of our audit, compensation and nominating and corporate governance committees are independent.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

J.H. Cohn LLP served as our independent registered public accounting firm for fiscal year 2012. After its business combination with Reznick Group, P.C. in October 2012, J.H. Cohn LLP changed its name to CohnReznick LLP.  CohnReznick LLP served as our independent registered public accounting firm for fiscal year 2013. Fees charged by our independent registered public accounting firm include, as applicable, fees charged for services rendered by J.H. Cohn LLP and CohnReznick LLP in 2012 and by CohnReznick LLP in 2013.

Audit Fees. The aggregate fees billed by our independent registered public accounting firm for professional services rendered for the audits of our annual financial statements for the years ended December 31, 2013 and 2012 and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those periods, were $305,000 and $301,000, respectively.

Audit-Related Fees. No audit-related fees were billed by our independent registered public accounting firm for professional services in 2013. The aggregate fees billed by independent registered public accounting firm for professional services rendered in connection with our shelf registration statement and June 2012 equity offering during the year ended December 31, 2012 were $48,000.

Tax Fees. The aggregate fees billed by our independent registered public accounting firm for professional services rendered for tax services for the same periods were $17,161 and $36,017, respectively. These tax services consisted of preparation of our federal and state income tax returns for the years ended December 31, 2013 and 2012.

All Other Fees. The aggregate fees billed by our independent registered public accounting firm for professional services rendered for other services during the same periods, including out of pocket expenses were $2,938 and $2,080, respectively.

Pre-Approval Policies and Procedures. In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent registered public accounting firm to render audit or non-audit services, the engagement is approved by our audit committee. Our audit committee approved all of the fees referred to in the sections entitled “Audit Fees,” “Tax Fees” and “All Other Fees” above.

PART IV

Item 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1. The following financial statements were filed as a part of our Annual Report for the year ended December 31, 2013 filed on March 11, 2014:

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

2. The following financial statement schedule was filed as a part of our Annual Report for the year ended December 31, 2013 filed on March 11, 2014:

Schedule II -Valuation and Qualifying Accounts-Allowance for Doubtful Accounts

3. The following exhibits are filed as part of this report:
Exhibit Number	Name of Exhibit	No. in Document
3.1	Certificate of Incorporation of the Company, as amended. (1)	3.1
3.1(a)	Certificate of Amendment of Certificate of Incorporation filed on July 14, 1998. (3)	3.1(a)
3.2	Amended and Restated By-Laws of the Company. (9)	3.2
10.1	1995 Employee Stock Option Plan. (2)	10.4
10.2	Form of military contract. (1)	10.7
10.3	1998 Performance Equity Plan. (3)	10.28
10.4	Performance Equity Plan 2000. (4)	10.29
10.5.	Amendment to Performance Equity Plan 2000 (7)	10.6.1
10.6	Registration Rights Agreement between the Company and Chemical Investments dated February 26, 2002, as assigned to Crescendo Partners, II. (5)	10.27.
10.6.1	Schedule of Omitted Document in the form of Exhibit 10.9, including material detail in which such document differs from Exhibit 10.9. (5)	10.27.1
*10.7	Stock Option agreement between Vincent Palazzolo and the Company, dated as of May 17, 2004 (6)	10.22
*10.8	Employment Agreement between Vincent Palazzolo and the Company, dated as of December 16, 2009. (8)	10.2
*10.9	Stock Option Agreement between the Company and Vincent Palazzolo, dated December 1, 2006 (7)	10.24
*10.10	Amended and Restated Employment Agreement between Edward J. Fred and the Company, dated December 16, 2009. (8)	10.1
10.11	Credit Agreement between CPI Aerostructures, Inc., and Sovereign Bank, dated as of August 13, 2007 (10)	10.23
10.12	Commercial Security Agreement, dated August 13, 2007, between CPI Aerostructures, Inc., Grantor, and Sovereign Bank, Lender (10)	10.24
10.13	First Amendment to Credit Agreement, dated as of October 22, 2008, by and between CPI Aerostructures, Inc. and Sovereign Bank (12)	10.16
10.14	ISDA 2002 Master Agreement and Schedule, dated as of October 22, 2008, between Sovereign Bank and CPI Aerostructures, Inc. (12)	10.17
10.15	Second Amendment to Credit Agreement, dated as of July 7, 2009, by and between CPI Aerostructures, Inc. and Sovereign Bank (11)	10.1
*10.16	Employment Agreement between Douglas McCrosson and the Company, dated as of December 16, 2009. (8)	10.3
10.17	Performance Equity Plan 2009 (13)
10.18	Third Amendment to Credit Agreement, dated as of May 26, 2010, by and between CPI Aerostructures, Inc. and Sovereign Bank (14)	10.1
10.19	Fifth Amendment to Credit Agreement, dated as of May 11, 2011, by and between CPI Aerostructures, Inc. and Sovereign Bank (15)	10.1
10.20	Agreement of Lease, dated June 30, 2011, between Heartland Boys II L.P. and CPI Aerostructures Inc. (16)	10.1
10.21	Sixth Amendment to Credit Agreement, dated as of September 1, 2011, by and between CPI Aerostructures, Inc. and Sovereign Bank (17)	10.1
*10.22	Letter Amendment to Employment Agreement, dated November 4, 2011, from the Company to Edward J. Fred (18)	10.1
*10.23	Letter Amendment to Employment Agreement, dated November 4, 2011, from the Company to Vincent Palazzolo (18)	10.2
*10.24	Letter Amendment to Employment Agreement, dated November 4, 2011, from the Company to Douglas McCrosson (18)	10.3
10.25	Seventh Amendment to Credit Agreement, dated as of November 29, 2011, by and between CPI Aerostructures, Inc. and Sovereign Bank (19)	10.1
10.26	Eighth Amendment to Credit Agreement, dated as of March 9, 2012 by and between CPI Aerostructures, Inc. and Sovereign Bank, N.A. (20)	10.1
10.27	Underwriting Agreement, dated June 8, 2012 between CPI Aerostructures, Inc., Selling Stockholders and Roth Capital Partners, LLC, as representative (22)	10.1
10.28	Amended and Restated Credit Agreement, dated as of December 5, 2012, among CPI Aerostructures, Inc., the several lenders from time to time party thereto, and Sovereign Bank, N.A. (22)	10.1
10.29	Form of Indemnification Agreement with Directors and Officers (23)	10.1
*10.30	Letter of Amendment to Employment Agreement, dated October 31, 2013, from the Company to Edward J. Fred (24)	10.1
*10.31	Letter of Amendment to Employment Agreement, dated October 31, 2013, from the Company to Douglas McCrosson (24)	10.2
*10.32	Letter Amendment to Employment Agreement, dated October 31, 2013, from the Company to Vincent Palazzolo (24)	10.3
**10.33	Description of Non-Employee Director Compensation Plan
**10.34	Form of Stock Option Agreement with Non-Employee Directors
**12	Statement re Computation of Ratios
**21	Subsidiaries of the Registrant
**23.1	Consent of CohnReznick LLP
***31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
***31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
***32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase
**101.DEF	XBRL Taxonomy Extension Definition Linkbase
**101.LAB	XBRL Taxonomy Extension Label Linkbase
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Management compensation contract or arrangement.

**Filed with our Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 11, 2014.

***Filed herewith.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-49270) declared effective on September 16, 1992 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for year ended December 31, 1995 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-101902) declared effective on February 12, 2003 and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated May 24, 2004 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 1, 2006 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 21, 2009 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 2007 and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 13, 2009 and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.
(13)	Included as Appendix A to the Company’s Proxy Statement filed on April 30, 2009.
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

Dated: April 29, 2014	CPI AEROSTRUCTURES, INC.
(Registrant)

	By:	/s/ Vincent Palazzolo
Vincent Palazzolo Chief Financial Officer and Secretary (Principal financial and accounting officer)