Form 10-Q
period 2014-04-30
CPI AEROSTRUCTURES INC
filed 2014-05-09
CIK 889348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐⁭ No ☒
As of May 2, 2014 the number of shares of common stock, par value $.001 per share, outstanding was 8,460,785.

INDEX

Part I - Financial Information
Item 1 – Condensed Financial Statements

Condensed Balance Sheets as of March 31, 2014 (Unaudited) and	3
December 31, 2013

Condensed Statements of Income and Comprehensive Income for the Three Months ended March 31, 2014 (Unaudited) and 2013 (Unaudited)	4

Condensed Statements of Shareholders’ Equity for the Three Months	5
ended March 31, 2014 (Unaudited) and 2013 (Unaudited)

Condensed Statements of Cash Flows for the Three Months ended March 31, 2014	6
(Unaudited) and 2013 (Unaudited)

Notes to Condensed Financial Statements (Unaudited)	7

Item 2 – Management’s Discussion and Analysis of Financial Condition	14
and Results of Operations

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	21

Item 4 – Controls and Procedures	21

Part II - Other Information

Item 1 – Legal Proceedings	22

Item 1A – Risk Factors	22

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3 – Defaults Upon Senior Securities	22

Item 4 – Mine Safety Disclosures	22

Item 5 – Other Information	22

Item 6 – Exhibits	22

Signatures	23

Exhibits

Part I - Financial Information

Item 1 – Financial Statements
CONDENSED BALANCE SHEETS

March 31,	December 31,
2014	2013
(Unaudited)	(Note 1)

ASSETS
Current Assets:
Cash	$973,525	$2,166,103
Accounts receivable, net	8,108,359	4,392,254
Costs and estimated earnings in excess of billings on uncompleted
contracts	119,205,553	112,597,136
Deferred income taxes	417,000	417,000
Prepaid expenses and other current assets	737,867	609,268

Total current assets	129,442,304	120,181,761

Plant and equipment, net	2,730,847	2,849,753
Deferred income taxes	1,025,000	1,133,000
Other assets	108,080	108,080

Total Assets	$133,306,231	$124,272,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,733,328	$7,614,755
Accrued expenses	499,168	654,868
Billings in excess of costs and estimated earnings on uncompleted contracts	179,698	276,170
Current portion of long-term debt	993,139	1,020,349
Line of credit	28,850,000	21,350,000
Income tax payable	512,699	736,536
Deferred income taxes	89,000	89,000
Total current liabilities	38,857,032	31,741,678

Long-term debt, net of current portion	1,952,417	2,198,187
Deferred income taxes	788,000	788,000
Other liabilities	592,306	593,210

Total Liabilities	42,189,755	35,321,075

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares,
8,460,785 and 8,410,493 shares, respectively,
issued and outstanding	8,461	8,410
Additional paid-in capital	50,814,206	50,381,348
Retained earnings	40,311,745	38,582,876
Accumulated other comprehensive loss	(17,936)	(21,115)

Total Shareholders’ Equity	91,116,476	88,951,519

Total Liabilities and Shareholders’ Equity	$133,306,231	$124,272,594

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended
March 31,
2014	2013
(Unaudited)

Revenue	$21,883,517	$19,927,433
Cost of sales	17,392,385	15,486,863

Gross profit	4,491,132	4,440,570
Selling, general and administrative expenses	1,838,660	1,877,922

Income from operations	2,652,472	2,562,648
Interest expense	143,603	141,372

Income before provision for
income taxes	2,508,869	2,421,276

Provision for income taxes	780,000	750,000

Net income	1,728,869	1,671,276

Other comprehensive income,
net of tax
Change in unrealized loss
interest rate swap	3,179	3,711

Comprehensive income	$1,732,048	$1,674,987

Income per common share – basic	$0.21	$0.20

Income per common share – diluted	$0.20	$0.20

Shares used in computing income per common share:
Basic	8,421,142	8,377,654
Diluted	8,534,856	8,447,974

See Notes to Condensed Financial Statements

STATEMENTS OF SHAREHOLDERS’ EQUITY

	CommonStock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance at January 1, 2013	8,371,439	$8,371	$49,780,673	$30,845,982	$(40,827)	$80,594,199
Net Income	----	----	----	1,671,276	----	1,671,276
Change in unrealized loss from interest rate swap	----	----	----	----	3,711	3,711
Common stock issued upon exercise	2,645	3	(3)	----	----	---
of stock options
Tax provision for stock option exercise	---	---	(26,000)	---	---	(26,000)
Common stock issued as bonus	17,870	18	152,056	----	----	152,074
Stock compensation expense	----	----	360,964	----	----	360,964
Balance at March 31, 2013	8,391,954	$8,392	$50,267,690	$32,517,258	$(37,116)	$82,756,224

Balance at January 1, 2014	8,410,493	$8,410	$50,381,348	$38,582,876	$(21,115)	$88,951,519
Net Income	----	----	----	1,728,869	----	1,728,869
Change in unrealized loss from interest rate swap	----	----	----	----	3,179	3,179
Common stock issued upon exercise	50,292	51	278,049	----	----	278,100
of stock options
Tax benefit of stock option exercise	---	---	52,000	---	---	52,000
Stock compensation expense	----	----	102,809	----	----	102,809
Balance at March 31, 2014	8,460,785	$8,461	$50,814,206	$40,311,745	$(17,936)	$91,116,476

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,	2014	2013

Cash flows from operating activities:
Net income	$1,728,869	$1,671,276
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	175,043	163,507
Deferred rent	4,274	13,655
Stock compensation	102,809	360,964
Deferred income taxes	108,000	(16,000)
Tax benefit (provision) from stock option plans	(52,000)	26,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,716,105)	(2,621,277)
Increase in costs and estimated earnings in excess of billings on
uncompleted contracts	(6,608,417)	(1,101,586)
Increase in prepaid expenses and other assets	(128,599)	(179,704)
Decrease in accounts payable and accrued expenses	(39,126)	(5,486,060)
Decrease in billings in excess of costs and estimated earnings
on uncompleted contracts	(96,472)	(346,826)
Increase (decrease) in income taxes payable	(171,837)	169,530

Net cash used in operating activities	(8,693,561)	(7,346,521)

Cash used in investing activities - purchase of plant and equipment	(56,137)	(294,632)

Cash flows from financing activities:
Payments on long-term debt	(272,980)	(281,774)
Proceeds from long-term debt	---	---
Proceeds from line of credit	7,500,000	6,500,000
Proceeds from exercise of stock options	278,100	---
Tax (benefit) provision from stock option plans	52,000	(26,000)

Net cash provided by financing activities	7,557,120	6,192,226

Net decrease in cash	(1,192,578)	(1,448,927)
Cash at beginning of period	2,166,103	2,709,803

Cash at end of period	$973,525	$1,260,876
Supplemental disclosures of cash flow information:

Non cash investing and financing activities:

Common stock issued for bonuses	$---	$152,074

Cash paid during the period for:
Interest	$250,852	$238,443
Income taxes	$850,000	$500,000

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.           INTERIM FINANCIAL STATEMENTS

The condensed financial statements of CPI Aerostructures, Inc. (the “Company”) as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The condensed balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by the SEC. Such adjustments are of a normal, recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

 The Company maintains its cash in two financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation.  From time to time, the Company’s balances may exceed these limits.  As of March 31, 2014, the Company had approximately $905,245 of uninsured balances.  The Company limits its credit risk by selecting financial institutions considered to be highly credit worthy.

2.	STOCK-BASED COMPENSATION

The Company accounts for compensation expense associated with stock options based on the fair value of the options on the date of grant.

The Company’s net income for the three months ended March 31, 2014 and 2013 includes approximately $103,000 and $361,000 of non-cash compensation expense, respectively, related to the Company’s stock options.  The non-cash compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model.  The following weighted-average assumptions were used for the options granted during the three months ended March 31, 2014 and 2013:

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

	2014	2013
Risk-free interest rate	1.45%	0.72%

Expected volatility	102%	106%

Dividend yield	0%	0%
Expected option term	5 years	5 years

A summary of the status of the Company’s stock option plans as of March 31, 2014 and changes during the three months ended March 31, 2014 is as follows:

		Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
	Options
Outstanding
at beginning of period	461,919	$9.80
Granted	36,292	15.04
Exercised	(65,000)	7.32

Outstanding and vested
at end of period	405,994	$10.32	2.73	$1,276,112

Options to acquire 36,292 shares of common stock were granted on January 1, 2014 to members of our board of directors as part of their normal compensation.  Of the 36,292 options granted on January 1, 2014, 9,075 vested immediately, 9,073 vest on April 1, 2014, 9,073 vest on July 1, 2014 and 9,071 vest on October 1, 2014.

During the three months ended March 31, 2014, 35,000 stock options were exercised for cash resulting in proceeds to the Company of $278,100.  During the same period 30,000 stock options were exercised, pursuant to provisions of the stock option plan, where the Company received no cash and 14,708 shares of its common stock in exchange for the 30,000 shares issued in the exercise.  The 14,708 shares that the Company received were valued at $197,927, the fair market value of the shares on the dates of exercise.

The intrinsic value of all options exercised during the three months ended March 31, 2014 and 2013 was approximately $413,450 and $26,300, respectively.

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

In March 2012, the Company entered into interest rate swaps with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt.  The notional amount, maturity date, and currency of these contracts match those of the underlying debt.  The Company has designated these interest rate swap contracts as cash flow hedges.  The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item.  No material ineffectiveness was recognized in the quarter ended March 31, 2014.  As of March 31, 2014 and December 31, 2013, we had a net deferred loss associated with cash flow hedges of approximately $27,000 and $32,000, respectively, due to the interest rate swap which has been included in Other Liabilities.

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

Fair Value

At March 31, 2014 and December 31, 2013, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	March 31, 2014
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$31,795,556	$31,795,556

	December 31, 2013
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$24,568,536	$24,568,536

We estimated the fair value of debt using market quotes and calculations based on market rates.

Based on current rates offered to the company for the debt of similar terms and maturites per 10-K.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the fair values of those financial liabilities measured on a recurring basis as of March 31, 2014 and December 31, 2013:

		Fair Value Measurements March 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest Rate Swap, net	$ 26,936	--	$ 26,936	--
Total	$ 26,936	--	$ 26,936	--

		Fair Value Measurements December 31, 2013

Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest Rate Swap, net	$31,992	--	$31,992	--
Total	$31,992	--	$31,992	--

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

As of March 31, 2014 and December 31, 2013, $26,936 and $31,992, respectively, was included in Other Liabilities related to the fair value of the Company’s interest rate swap, and $17,936 and $21,115, respectively, net of tax of $9,000 and $10,877, was included in Accumulated Other Comprehensive Loss.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	March 31, 2014
	U.S
	Government	Commercial	Total

Costs incurred on uncompleted
contracts	$270,605,597	$68,163,669	$338,769,266
Estimated earnings	99,151,468	32,278,970	131,430,438
Sub-total	369,757,065	100,442,639	470,199,704
Less billings to date	281,858,400	69,315,449	351,173,849
Costs and estimated earnings
in excess of billings on
uncompleted contracts	$87,898,665	$31,127,190	$119,025,855

	December 31, 2013
	U.S.
	Government	Commercial	Total
Costs incurred on uncompleted
contracts	$259,050,407	$62,502,116	$321,552,523
Estimated earnings	95,590,879	30,694,605	126,285,484
Sub-total	354,641,286	93,196,721	447,838,007
Less billings to date	272,783,120	62,733,921	335,517,041
Costs and estimated earnings in excess of billings on uncompleted contracts	$81,858,166	$30,462,800	$112,320,966

The above amounts are included in the accompanying balance sheets under the following captions at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 119,205,553	$ 112,597,136
Billings in excess of costs and estimated earnings on
uncompleted contracts	(179,698)	(276,170)

Totals	$ 119,025,855	$ 112,320,966

U.S. Government Contracts includes contracts directly with the U.S. Government and Government subcontracts.

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the three months ended March 31, 2014 and 2013, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $1,477,000 and $1,377,000, respectively, from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in prior years.

Although management believes it has established adequate procedures for estimating costs to complete on uncompleted open contracts, it is possible that additional significant costs could occur on contracts prior to completion.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

5.	INCOME PER COMMON SHARE

Basic income per common share is computed using the weighted average number of common shares outstanding.  Diluted income per common share for the three month periods ended March 31, 2014 and 2013 is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.  Incremental shares of 316,919 were used in the calculation of diluted income per common share for the three month period ended March 31, 2014. Incremental shares of 116,292 were not included in the diluted earnings per share calculations for the three month period ended March 31, 2014 as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.  Incremental shares of 245,000 were used in the calculation of diluted income per common share in the three months ended March 31, 2013. Incremental shares of 239,734 were not included in the diluted earnings per share calculations for the three month period ended March 31, 2013 as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.

6.	LINE OF CREDIT

On December 5, 2012, the Company entered into an Amended and Restated Credit Agreement ("Restated Agreement") with Sovereign Bank as the sole arranger, administrative agent and collateral agent and Valley National Bank.  The Restated Agreement provides for a revolving credit loan commitment of $35 million

As of March 31, 2014, the Company was in compliance with all financial covenants contained in the "Restated Agreement".  As of March 31, 2014, the Company had $28.85 million outstanding under the "Restated Agreement" bearing interest at 3.25%.

The Sovereign Revolving Facilty and term laon under the Restated Agreement are secured by all our assets.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

7.           LONG-TERM DEBT

On March 9, 2012, the Company obtained a $4.5 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility ”). Sovereign Term Facility  was used to purchase tooling and equipment for new programs.  Sovereign Term Facility  bears interest at the lower of LIBOR plus 3% or Sovereign Bank’s prime rate.

Additionally, the Company and Sovereign Bank entered into a five year interest rate swap agreement, in the notional amount of $4.5 million.  Under the interest rate swap, the Company pays an amount to Sovereign Bank representing interest on the notional amount at a fixed rate of 4.11% and receives an amount from Sovereign Bank representing interest on the notional amount of a rate equal to the one-month LIBOR plus 3%.  The effect of this interest rate swap will be the Company paying a fixed interest fixed rate of 4.11% over the term of the Sovereign Term Facility .

 The maturities of long-term debt are as follows:

Twelve months ending March 31,
2015	993,139
2016	957,325
2017	920,092
2018	75,000

$2,945,556

In addition to the Sovereign Term Loan , included in long-term debt are capital leases and notes payable of $170,557, including a current portion of $93,139.

8.           MAJOR CUSTOMERS

During the three months ended March 31, 2014, the Company’s three largest commercial customers accounted for 28%, 24% and 17% of revenue, respectively.  During the three months ended March 31, 2013, the Company’s three largest commercial customers accounted for 26%, 24% and 18% of revenue, respectively.  In addition, during the three months ended March 31, 2014 and 2013, 1% of revenue was directly from the U.S. Government.

At March 31, 2014, 40%, 18%, 16% and 9% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from four largest commercial customers.  At December 31, 2013, 40%, 17%, 16% and 10% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from the Company’s four largest commercial customers.

At March 31, 2014 and December 31, 2013, less than 1% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were direct from the U.S. Government.

At March 31, 2014, 36%, 20% and 12% of our accounts receivable were from our three largest commercial customers.  At December 31, 2013, 28%, 24% and 20% of accounts receivable were from our three largest commercial customers.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Condensed Financial Statements and notes thereto contained in this report.

Forward Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The risks are included in Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013 and Part I,  Item -  2 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A - Risk Factors included in this Form 10-Q.  We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Business Operations

We are a manufacturer of structural aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets.  Within the global aerostructure supply chain, we are either a Tier 1 supplier to aircraft Original Equipment Manufacturers (“OEMs”) or a Tier 2 subcontractor to major Tier 1 manufactures.  We also are a prime contractor to the U.S. Department of Defense, primarily the Air Force.  In conjunction with our assembly operations, we provide engineering, program management, supply chain management, and Maintenance Repair & Overhaul (“MRO”) services.

Marketing and New Business

From the beginning of the current fiscal year through March 31, 2014, we received approximately $4.7 million of new contract awards, which included approximately $0.1 million of government subcontract awards and approximately $4.6 million of commercial subcontract awards, compared to a total of $11.5 million of new contract awards, of all types, in the same period last year. The decrease in new contract awards is predominately the result of the timing of new awards.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders.  Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation.  Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty.  Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years.  Therefore, our funded backlog does not include the full value of our contracts.  Our total backlog as of March 31, 2014 and December 31, 2013 was as follows:

Backlog (Total)	March 31, 2014	December 31, 2013
Funded	$96,192,000	$110,431,000
Unfunded	314,130,000	321,011,000
Total	$410,322,000	$431,442,000

Approximately 57% of the total amount of our backlog at March 31, 2014 was attributable to government contracts.  Our backlog attributable to government contracts at March 31, 2014 and December 31, 2013 was as follows:

Backlog (Government)	March 31, 2014	December 31, 2013
Funded	$69,178,000	$82,803,000
Unfunded	165,016,000	165,574,000
Total	$234,194,000	$248,377,000

Our backlog attributable to commercial contracts at March 31, 2014 and December 31, 2013 was as follows:

Backlog (Commercial)	March 31, 2014	December 31, 2013
Funded	$27,014,000	$27,628,000
Unfunded	149,114,000	155,437,000
Total	$176,128,000	$183,065,000

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

Item2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

Revenue for the three months ended March 31, 2014 was $21,883,517 compared to $19,927,433 for the same period last year, representing an increase of $1,956,084 or 10%.

We predominately generate revenue from subcontracts with OEM’s and Tier 1 manufacturers. Revenue generated from government subcontracts for the three months ended March 31, 2014 was $14,189,609 compared to $14,109,556 for the three months ended March 31, 2013 an increase of $80,053 or .6%.

Revenue generated from commercial subcontracts was $7,245,918 for the three months ended March 31, 2014 compared to $5,583,424 for the three months ended March 31, 2013, an increase of $1,662,494 or 30%.  The increase in revenue generated from commercial subcontracts was the result of increases in production from our contracts with Cessna (approximately $1.8 million) and Embraer (approximately $600,000) partially offset by an approximate $400,000 decrease in revenue from Sikorsky.  The Cessna and Embraer programs have both entered the production stage so this increase was anticipated.

Revenue generated from prime government contracts for the three months ended March 31, 2014 was $447,989 compared to $234,453 for the three months ended March 31, 2013, an increase of $213,536 or 91%.

Inflation historically has not had a material effect on our operations.

Gross Profit

Gross profit for the three months ended March 31, 2014 was $4,491,132 compared to $4,440,570 for the three months ended March 31, 2013, an increase of $50,562. As a percentage of revenue, gross profit for the three months ended March 31, 2014 was 20.5% compared to 22.3% for the same period last year.

This gross margin was within our expected range of 20%-21%.

Item2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2014 were $1,838,660 compared to $1,877,922 for the three months ended March 31, 2013, a decrease of $39,262, or 2%. This decrease is the result of a $252,000 decrease in Board of Directors fees, partially offset by an increases in employee insurance and benefits of $58,000, education reimbursement of $49,000, computer expenses of $44,000 and salaries of $30,000.  The decrease in Board fees was the result of us changing the vesting period of the stock options granted to board members, which results in the expense being recorded throughout the year, rather than on the grant date.  The increases in salaries, employee insurance and benefits and education expense is the result of higher employment levels in 2014 as compared to 2013.  The increase in computer expenses was the result of improvements to the company’s current computer systems.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended March 31, 2014 was $2,508,869 compared to $2,421,276 for the same period last year, an increase of $87,593.

Provision for Income Taxes

Provision for income taxes was $780,000 for the three months ended March 31, 2014 compared to $750,000 for the three months ended March 31, 2013.  The effective tax rate was 31% in both periods.

Item2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Income

Net income for the three months ended March 31, 2014 was $1,728,869, or $0.21 per basic share, compared to net income of $1,671,276, or $0.20 per basic share, for the same period last year.  Diluted income per share for the three months ended March 31, 2014 was $0.20, calculated utilizing 8,534,856 average shares outstanding.  Diluted income per share for the three months ended March 31, 2013 was $0.20, calculated utilizing 8,447,974 average shares outstanding.

Liquidity and Capital Resources

General

At March 31, 2014, we had working capital of $90,585,272 compared to $88,440,083 at December 31, 2013, an increase of $2,145,189, or 2.43%.

Cash Flow

A large portion of our cash is used to pay for materials and processing costs associated with contracts that are in process which do not provide for progress payments.  Costs for which we are not able to bill on a progress basis are components of “Costs and estimated earnings in excess of billings on uncompleted contracts” on our condensed balance sheets and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed.  These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms.

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

At March 31, 2014, we had a cash balance of $973,525 compared to $2,166,103 at December 31, 2013.

Our costs and estimated earnings in excess of billings increased by approximately $6.6 million during the three months ended March 31, 2014.  The Boeing A-10 contract accounted for approximately $2.2 million of this increase.  The increase is attributable to some shipping delays that we experienced in January and February on this program.  Shipping resumed normal levels in March, therefore we expect billings to rise on this program in subsequent quarters.

Several of our programs require us to expend up-front costs that may have to be amortized over a portion of production units.  In the case of significant program delays and/or program cancellations, we could be required to bear impairment charges which may be material, for costs that are not recoverable.  Such charges and the loss of up-front costs could have a material impact on our liquidity.

We continue to work to obtain better payment terms with our customers, including accelerated progress payment arrangements, as well as exploring alternative funding sources.

Item2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Facilities

Line of Credit

On December 5, 2012, the Company entered into an Amended and Restated Credit Agreement with Sovereign Bank (“Restated Agreement”) as the sole arranger, administrative agent, collateral agent and lender and Valley National Bank as lender.  The Restated Agreement provides for a revolving credit facility of $35 million.The revolving credit loans under the Restated Agreement mature on December 5, 2016.  The Sovereign Revolving Facility and term loan under the Restated Agreement are secured by all of our assets.

As of March 31, 2014, the Company was in compliance with all of the financial covenants, as amended, contained in the Credit Agreement and $28.85 million was outstanding under the Sovereign Revolving Facility.

Term Loan

On March 9, 2012, the Company obtained a $4.5 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility ”).  The Sovereign Term Facility  was be used by the Company to purchase tooling and equipment for new programs.  The Sovereign Term Loan  was continued under the Restated Agreement, and is payable in monthly installments of $75,000, with a final payment of the remaining principal balance on March 9, 2017.  The Sovereign Term Facility  bears interest at the lower of LIBOR plus 3% or Sovereign Bank’s prime rate.  The Sovereign Term Loan  is subject to the amended and restated terms and conditions of the Restated Agreement.

In connection with the Sovereign Term Loan, the Company and Sovereign Bank entered into a five-year interest rate swap agreement, in the notional amount of $4.5 million. Under the interest rate swap, the Company pays an amount to Sovereign Bank representing interest on the notional amount at a rate of 4.11% and receives an amount from Sovereign representing interest on the notional amount at a rate equal to the one-month LIBOR plus 3%.  The effect of this interest rate swap will be the Company paying a fixed interest rate of 4.11% over the term of the Sovereign Term Loan.

Contractual Obligations

For information concerning our contractual obligations, see “Contractual Obligations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Based on an evaluation of the Company’s disclosure controls and procedures as of March 31, 2014 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II:  Other Information

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

Material risks related to our business, financial condition and results of operations are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 11, 2014.  Except as set forth below, there have been no material changes to such risk factors.  The risk factors disclosed in our Annual Report should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.

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

In March 2014, the President released his proposed budget for fiscal year 2015.  The proposed budget, as released, would eliminate the A-10 aircraft from military service.  Although the 2015 budget proposal is preliminary, and as yet the fate of the A-10 still uncertain, the cancellation of our program to supply Boeing with structural kits for enhanced wings for  the A-10 would have a material effect on our balance sheet, results of operations and cash flow.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities for the three months ended March 31, 2014.  The following table sets forth information for the three months ended March 31, 2014 with respect to repurchases of our outstanding common stock:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2014 – January 31, 2014	---	---	—	—
February 1, 2014 – February 29, 2014	—	—	—	—
March 1, 2014 – March 31, 2014	14,708	$13.46	—	—
Total	14,708	$13.46	—	—

(1)
Represents shares that were delivered to the Company pursuant to provisions of stock option agreements and the applicable Company equity incentive plan under which such grants were made, which permit payment of the exercise price of options in shares of common stock delivered to the Company.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Discosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit 10.1	Seperation Agreement, dated March 5, 2014, between the Company and Edward J. Fred
Exhibit 10.2	Consulting Agreement, dated March 5, 2014, between the company and Edward J. Fred
Exhibit 10.3	Amended and Restated Employment Agreement, dated March 5, 2014, between the Company and Douglas McCrosson
Exhibit 31.1	Section 302 Certification by Chief Executive Officer and President
Exhibit 31.2	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
Exhibit 32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: May 9, 2014	By.	/s/ Douglas J. McCrosson
Douglas J. McCrosson
Chief Executive Officer and President

Dated: May 9, 2014	By.	/s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer (Principal Accounting Officer)