Form 10-Q
period 2014-07-23
CPI AEROSTRUCTURES INC
filed 2014-08-08
CIK 889348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 1, 2014 the number of shares of common stock, par value $.001 per share, outstanding was 8,483,112.

INDEX

Part I - Financial Information

Part I - Financial Information

Item 1 – Financial Statements
CONDENSED BALANCE SHEETS

June 30,	December 31,
2014	2013
(Unaudited)	(Note 1)

ASSETS
Current Assets:
Cash	$969,792	$2,166,103
Accounts receivable, net	12,082,203	4,392,254
Costs and estimated earnings in excess of billings on uncompleted
contracts	73,560,852	112,597,136
Deferred income taxes	417,000	417,000
Prepaid expenses and other current assets	842,828	609,268

Total current assets	87,872,675	120,181,761

Plant and equipment, net	2,803,275	2,849,753
Recoverable and deferred income taxes	15,761,300	1,133,000
Other assets	108,080	108,080
Total Assets	$106,545,330	$124,272,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,226,053	$7,614,755
Accrued expenses	539,067	654,868
Accured losses on uncompleted contracts	2,627,740	----
Billings in excess of costs and estimated earnings on uncompleted
contracts	343,701	276,170
Current portion of long-term debt	976,981	1,020,349
Line of credit	29,850,000	21,350,000
Income tax payable	----	736,536
Deferred income taxes	89,000	89,000
Total current liabilities	41,652,542	31,741,678

Long-term debt, net of current portion	1,777,223	2,198,187
Deferred income taxes	788,000	788,000
Other liabilities	595,127	593,210

Total Liabilities	44,812,892	35,321,075

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares,
8,483,112 and 8,410,493 shares, respectively,
issued and outstanding	8,483	8,410
Additional paid-in capital	51,120,644	50,381,348
Retained earnings	10,619,794	38,582,876
Accumulated other comprehensive loss	(16,483)	(21,115)

Total Shareholders’ Equity	61,732,438	88,951,519
Total Liabilities and Shareholders’ Equity	$106,545,330	$124,272,594

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended		For the Six Months Ended
June 30,		June 30,
2014	2013	2014	2013
(Unaudited)		(Unaudited)

Revenue	($23,751,623)	$21,110,452	($1,868,106)	$41,037,885
Cost of Sales	19,211,531	16,874,205	36,603,916	32,361,068

Gross profit (loss)	(42,963,154)	4,236,247	(38,472,022)	8,676,817
Selling, general and administrative expenses	1,785,044	1,496,272	3,623,704	3,374,195

Income (loss) from operations	(44,748,198)	2,739,975	(42,095,726)	5,302,622
Interest expense	158,753	155,699	302,356	297,071
Income (loss) before provision for
(benefit from) income taxes	(44,906,951)	2,584,276	(42,398,082)	5,005,551

Provision for ( benefit from) income taxes	(15,215,000)	800,000	(14,435,000)	1,550,000

Net income (loss)	(29,691,951)	1,784,276	(27,963,082)	3,455,551

Other comprehensive income (loss),
net of tax -
Change in unrealized gain (loss) -	1,453	13,679	4,632	17,390
interest rate swap

Comprehensive income (loss)	$(29,690,498)	$1,797,955	$(27,958,450)	$3,472,941

Income (loss) per common share- basic	($3.50)	$0.21	($3.31)	$0.41

Income (loss) per common share - diluted	($3.50)	$0.21	($3.31)	$0.41

Shares used in computing income (loss) per common share:
share:
Basic	8,472,151	8,391,954	8,446,787	8,384,844
Diluted	8,472,151	8,456,156	8,446,787	8,452,064

See Notes to Condensed Financial Statements

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance at January 1, 2013	8,371,439	$8,371	$49,780,673	$30,845,982	$(40,827)	$80,594,199
Net Income	----	----	----	3,455,551	----	3,455,551
Change in unrealized loss from interest rate swap	----	----	----	----	17,390	17,390
Common stock issued upon exercise
of options	2,645	3	(3)	----	----	----
Tax provision for stock option exercise	---	---	(26,000)	---	---	(26,000)
Common stock issued as bonus	17,870	18	152,056	----	----	152,074
Stock compensation expense	----	----	360,964	----	----	360,964
Balance at June 30, 2013	8,391,954	$8,392	$50,267,690	$34,301,533	$(23,437)	$84,554,178

Balance at January 1, 2014	8,410,493	$8,410	$50,381,348	$38,582,876	$(21,115)	$88,951,519
Net loss	----	----	----	(27,963,082)	----	(27,963,082)
Change in unrealized loss from interest rate swap	----	----	----	----	4,632	4,632
Common stock issued upon exercise
of options, net of cashless exercise	72,619	73	447,678	----	----	447,751
Tax benefit of stock option exercise	---	---	86,000	---	---	86,000
Stock compensation expense	----	----	205,618	----	----	205,618
Balance at June 30, 2014	8,483,112	$8,483	$51,120,644	$10,619,794	$(16,483)	$61,732,438

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,	2014	2013

Cash flows from operating activities:
Net income (loss)	($27,963,082)	$3,455,551
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization	361,613	338,733
Deferred rent	8,549	27,311
Stock compensation	205,618	360,964
Deferred income taxes	(14,628,300)	(10,000)
Tax benefit from stock option plans	(86,000)	26,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,689,949)	(2,931,047)
(Increase) decrease in costs and estimated earnings in excess of billings on
uncompleted contracts	39,036,284	(2,393,630)
Increase in prepaid expenses and other assets	(233,560)	(141,907)
Decrease in accounts payable and accrued expenses	(506,503)	(6,349,868)
Decrease in billings in excess of costs and estimated earnings
on uncompleted contracts	67,531	(236,292)
Increase in accrued loss on uncompleted contracts	2,627,740	----
Increase (decrease) in income taxes payable	(650,536)	222,530

Net cash used in operating activities	(9,450,595)	(7,631,655)

Cash used in investing activities - purchase of plant and equipment	(315,135)	(548,179)
Cash flows from financing activities:
Payments on long-term debt	(464,332)	(556,592)
Proceeds from line of credit	8,500,000	7,500,000
Payments on line of credit	----	(1,000,000)
Proceeds from exercise of stock options	447,751	----
Tax benefit from stock option plans	86,000	(26,000)

Net cash provided by financing activities	8,569,419	5,917,408

Net decrease in cash	(1,196,311)	(2,262,426)
Cash at beginning of period	2,166,103	2,709,803

Cash at end of period	$969,792	$447,377
Supplemental disclosures of cash flow information:

Noncash investing and financing activities:

Common stock issued as bonus	$---	$152,074

Cash paid during the period for:
Interest	$471,500	$412,954
Income taxes	$850,000	$1,250,000

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.           INTERIM FINANCIAL STATEMENTS

The condensed financial statements of CPI Aerostructures, Inc. (the “Company”) as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

 The Company maintains its cash in two financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation.  From time to time, the Company’s balances may exceed these limits.  As of June 30, 2014, the Company had approximately $1,760,000 of uninsured balances.  The Company limits its credit risk by selecting financial institutions considered to be highly credit worthy.

The Company recognizes revenue from the Company’s contracts over the contractual period under the percentage-of-completion (“POC”) method of accounting.  Under the POC method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract.  Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned “Costs and estimated earnings in excess of billings on uncompleted contracts.”  Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned “Billings in excess of costs and estimated earnings on uncompleted contracts.”  Changes to the original estimates may be required during the life of the contract.  Estimates are reviewed monthly and the effect of any change in the estimated revenue or gross margin percentage for a contract is reflected in revenue or cost of sales in the period the change becomes known.  The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods.  As a result, there can be a significant disparity between earnings (both for accounting and tax purposes) as reported and actual cash received by us during any reporting period.  We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however, we cannot assure you that our estimates will be accurate.  If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods. Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money, or seek access to other forms of liquidity, to fund our work in process or to pay taxes until the reported earnings materialize as actual cash receipts.

When adjustments are required for the estimated total revenue on a contract, these changes are recognized with an inception-to-date effect in the current period. Also, when estimates of total costs to be incurred exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined. For the quarterly period ended June 30, 2014, the Company adjusted the estimated total revenue and recorded a loss on its Wing Replacement Program (“WRP”) for the U.S. Air Force’s A-10 Thunderbolt aircraft (“A-10”).

The long term future of the A-10 has been uncertain since March 2014 when the U.S. Department of Defense released its 2015 Budget Request that called for the retirement of the entire A-10 fleet.  More recent events have led the Company to conclude that our A-10 WRP will likely not continue to the full 242 aircraft as anticipated at the start of the program.  The 2015 Department of Defense Appropriations Act passed by the United States House of Representatives on June 20, 2014 provides no funding for A-10 operations in U. S. Government fiscal year 2015 that commences October 1, 2014.  Further, this bill rescinds funding from the 2014 U. S. Department of Defense Budget that was to have been used for the procurement of additional wings for the A-10.  The Company has no information to support a different conclusion.

Because of the probable termination of the Company’s A-10 WRP, the Company has reduced its revenue estimates with respect to this program by approximately 41%.  This change in estimate results in an approximate cumulative $44.7 million decrease in revenue from the inception of the program in 2008 through June 30, 2014, all of which is recorded in the quarter ended June 30, 2014.  Also, the uncertainty of the future of the A-10 aircraft has impacted the Company’s ability to achieve  program cost reductions at suppliers. Accordingly, in addition to the $44.7 million adjustment to revenue, we have recorded a $2.6 million adjustment to cost of sales on the A-10 WRP.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606) , which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2016. Early application is not permitted. ASU 2014-09 is effective for our first quarter of fiscal year 2017 using either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our  financial statements and related disclosures.  We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

2.	STOCK-BASED COMPENSATION

The Company accounts for compensation expense associated with stock options based on the fair value of the options on the date of grant.

The Company’s net loss for the three and six months ended June 30, 2014 includes approximately $103,000 and $206,000, respectively, of non-cash compensation expense related to the Company’s stock options.  The non-cash compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model.  No options were granted during the three months ended June 30, 2014 and 2013.  The following weighted-average assumptions were used for the options granted during the six months ended June 30, 2014 and 2013:

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

	2014	2013
Risk-free interest rate	1.45%	0.72%

Expected volatility	102%	106%

Dividend yield	0%	0%
Expected option term	5 years	5 years

A summary of the status of the Company’s stock option plans as of June 30, 2014 and changes during the six months ended June 30, 2014 is as follows:

		Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
	Options
Outstanding
at beginning of period	461,919	$9.80
Granted	36,292	15.04
Exercised	(130,000)	9.00
Outstanding and vested
at end of period	368,211	$10.60	2.52	$1,024,729

Options to acquire 36,292 shares of common stock were granted on January 1, 2014 to members of our board of directors as part of their normal compensation.  Of the 36,292 options granted on January 1, 2014, 9,075 vested immediately, 9,073 vested on April 1, 2014, 9,073 vest on July 1, 2014 and 9,071 vest on October 1, 2014.

During the six months ended June 30, 2014, 50,000 stock options were exercised for cash resulting in proceeds to the Company of $447,751.  During the same period 80,000 options were exercised, pursuant to provisions of the stock option plan, where the Company received no cash and 57,381 shares of its common stock in exchange for the 80,000 shares issued in the exercise.  The 57,381 shares that the Company received were valued at $727,072, the fair market value of the shares on the dates of exercise.

The intrinsic value of all options exercised during the six months ended June 30, 2014 and 2013 was approximately $513,000 and $26,300, respectively.  The intrinsic value of all options exercised during the three months ended June 30, 2014 and 2013 was approximately $99,000 and zero, respectively.

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

In March 2012, the Company entered into interest rate swaps with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt.  The notional amount, maturity date, and currency of these contracts match those of the underlying debt.  The Company has designated these interest rate swap contracts as cash flow hedges.  The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item.  No material ineffectiveness was recognized in the quarter ended June 30, 2014.  As of June 30, 2014 and December 31, 2013, we had a net deferred loss associated with cash flow hedges of approximately $25,000 and $32,000, respectively, due to the interest rate swap which has been included in Other Liabilities.

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

Fair Value

At June 30, 2014 and December 31, 2013, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	June 30, 2014
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$32,604,204	$32,604,204

	December 31, 2013
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$24,568,536	$24,568,536

We estimated the fair value of debt using market quotes and calculations based on market rates.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the fair values of those financial liabilities measured on a recurring basis as of June 30, 2014 and December 31, 2013:

		Fair Value Measurements June 30, 2014
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$ 24,975	--	$ 24,975	--
Total	$ 24,975	--	$ 24,975	--

		Fair Value Measurements December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$31,992	--	$31,992	--
Total	$31,992	--	$31,992	--

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

As of June 30, 2014 and December 31, 2013, $24,975and $31,992, respectively, was included in Other Liabilities related to the fair value of the Company’s interest rate swap, and $16,483 and $21,115, respectively, net of tax of $8,492 and $10,877, was included in Accumulated Other Comprehensive Loss.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	June 30, 2014
	U.S
	Government	Commercial	Total

Costs incurred on uncompleted
contracts	$283,389,597	$74,375,964	$357,765,561
Estimated earnings	54,647,673	33,817,544	88,465,217
Sub-total	338,037,270	108,193,508	446,230,778
Less billings to date	295,396,600	77,617,027	373,013,627
Costs and estimated earningsin excess of billings on uncompleted contracts	$42,640,670	$30,576,481	$73,217,151

	December 31, 2013
	U.S.
	Government	Commercial	Total
Costs incurred on uncompleted
contracts	$259,050,407	$62,502,116	$321,552,523
Estimated earnings	95,590,879	30,694,605	126,285,484
Sub-total	354,641,286	93,196,721	447,838,007
Less billings to date	272,783,120	62,733,921	335,517,041
Costs and estimated earnings in excess of billings on uncompleted contracts	$81,858,166	$30,462,800	$112,320,966

The above amounts are included in the accompanying balance sheets under the following captions at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 73,560,852	$ 112,597,136
Billings in excess of costs and estimated earnings on
uncompleted contracts	(343,701)	(276,170)

Totals	$ 73,217,151	$ 112,320,966

U.S. Government Contracts includes contracts directly with the U.S. Government and Government subcontracts.

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the six months ended June 30, 2014 and 2013, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $41,820,000 and $2,797,000, respectively, from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in prior years. Approximately 95% of the decrease in the six months ended June 30, 2014 is the result of a change in estimate on the Company's A-10 program, discussed in Note 1.

Although management believes it has established adequate procedures for estimating costs to complete on uncompleted open contracts, it is possible that additional significant costs could occur on contracts prior to completion.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

5.	INCOME PER COMMON SHARE

Basic income (loss) per common share is computed using the weighted average number of common shares outstanding.  Diluted income (loss) per common share for the three and six month periods ended June 30, 2014 and 2013 is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. No incremental shares were used in the calculation of diluted income per common share in both the three and six month period ended June 30, 2014, as the effect of incremental shares would be anti-dilutive.  Incremental shares of 64,202 were used in the calculation of diluted income per common share in both the three and six months ended June 30, 2013. Incremental shares of 239,734 were not included in the diluted earnings per share calculations for both the three and six month period ended June 30, 2013 as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercise for the diluted earnings per share calculation, as they would be anti-dilutive.

6.	LINE OF CREDIT

On December 5, 2012, the Company entered into an Amended and Restated Credit Agreement (“Restated Agreement”) with Sovereign Bank, now called Santander Bank, N.A. (“Santander”), as the sole arranger, administrative agent and collateral agent and Valley National Bank.  The Restated Agreement provides for a revolving credit loan commitment of $35 million.

As of June 30, 2014, the Company was not in compliance with the net income financial covenant contained in the “Restated Agreement”, which non-compliance has been waived by our lenders (the "Waiver").  On August 6, 2014, the Company entered into an amendment and waiver to the Restated Agreement which, among other things, provided for the Waiver and the repayment of revolving credit loans if and to the extent that the Company receives contract reimbursement payments with respect to our A-10 WRP. As of June 30, 2014, the Company had $29.85 million outstanding under the “Restated Agreement” bearing interest at 3.25%.

The Santander Revolving Facility and term loan under the Restated Agreement are secured by all our assets.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

7.           LONG-TERM DEBT

On March 9, 2012, the Company obtained a $4.5 million term loan from Santander to be amortized over five years (the “Santander Term Facility”). Santander Term Facility was used to purchase tooling and equipment for new programs.  Santander Term Facility bears interest at the lower of LIBOR plus 3% or Santander Bank’s prime rate.

Additionally, the Company and Santander Bank entered into a five year interest rate swap agreement, in the notional amount of $4.5 million.  Under the interest rate swap, the Company pays an amount to Santander Bank representing interest on the notional amount at a fixed rate of 4.11% and receives an amount from Santander Bank representing interest on the notional amount of a rate equal to the one-month LIBOR plus 3%.  The effect of this interest rate swap will be the Company paying a fixed interest fixed rate of 4.11% over the term of the Santander Term Facility.

 The maturities of long-term debt are as follows:

Twelve months ending June 30,
2015	$976,981
2016	968,019
2017	778,685
2018	15,711
Thereafter	14,808
$2,754,204

In addition to the Santander Term Facility, included in long-term debt are capital leases and notes payable of $204,204, including a current portion of $76,981.

8.           INCOME TAXES

Benefit from income taxes was $15,215,000 and $14,435,000 for the three and six months ended June 30, 2014, respectively.  These benefits result from the Company’s ability to carry back federal and state tax losses to prior periods and recover previously paid taxes.  In addition, the Company will be able to carry forward  losses that could not be carried back to prior years, to reduce taxable income in future periods.  The benefit for both the carry back and net operating loss carry forward are recorded as a component of non-current Deferred Tax Assets.  Provision for income taxes for the three and six months ended June 30, 2013 was at the Company’s historic effective tax rate of approximately 31%.

9.           MAJOR CUSTOMERS

During the six months ended June 30, 2014, the Company’s three largest commercial customers accounted for 29%, 21% and 15% of revenue, respectively.  During the six months ended June 30, 2013, the Company’s three largest commercial customers accounted for 27%, 22% and 19% of revenue, respectively.  In addition, during the six months ended June 30, 2014 and 2013, 1% of revenue was directly from the U.S. Government. The percentages of revenue for the 2014 are computed prior to the change in estimate adjustment to revenue discussed in Note 1.

At June 30, 2014, 27%, 26%, 14% and 9% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from the four largest commercial customers.  At December 31, 2013, 40%, 17%, 16% and 10% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from the Company’s four largest commercial customers.

At June 30, 2014 and December 31, 2013, less than 1% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were direct from the U.S. Government.

At June 30, 2014, 29%, 29% and 12% of our accounts receivable were from our three largest commercial customers.  At December 31, 2013, 28%, 24% and 20% of accounts receivable were from our three largest commercial customers.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Condensed Financial Statements and notes thereto contained in this report.

Forward Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The risks are included in Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013 and Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.  We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Business Operations

We are a manufacturer of structural aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets.  Within the global aerostructure supply chain, we are either a Tier 1 supplier to aircraft Original Equipment Manufacturers (“OEMs”) or a Tier 2 subcontractor to major Tier 1 manufacturers.  We also are a prime contractor to the U.S. Department of Defense, primarily the Air Force.  In conjunction with our assembly operations, we provide engineering, program management, supply chain management, and Maintenance Repair & Overhaul (“MRO”) services.

Marketing and New Business

From the beginning of the current fiscal year through June 30, 2014, we received approximately $19.2 million of new contract awards, which included approximately $0.47 million of government subcontract awards and approximately $18.7 million of commercial subcontract awards, compared to a total of $13.2 million of new contract awards, of all types, in the same period last year.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders.  Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation.  Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty.  Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years.  Therefore, our funded backlog does not include the full value of our contracts.  Our total backlog as of June 30, 2014 and December 31, 2013 was as follows:

Backlog (Total)	June 30, 2014	December 31, 2013
Funded	$96,402,000	$110,431,000
Unfunded	294,306,000	321,011,000
Total	$390,708,000	$431,442,000
Approximately 00% of the total amount of our backlog at June 30, 2014 was attributable to government contracts.  Our backlog attributable to government contracts at June 30, 2014 and December 31, 2013 was as follows:

Backlog (Government)	June 30, 2014	December 31, 2013
Funded	$72,038,000	$82,803,000
Unfunded	150,522,000	165,574,000
Total	$222,560,000	$248,377,000

Our backlog attributable to commercial contracts at June 30, 2014 and December 31, 2013 was as follows:

Backlog (Commercial)	June 30, 2014	December 31, 2013
Funded	$24,364,000	$27,628,000
Unfunded	143,784,000	155,437,000
Total	$168,148,000	$183,065,000
Our unfunded backlog is primarily comprised of the long-term contracts that we received from Spirit and NGC during 2008, Honda and Bell during 2011 and Cessna, Sikorsky and Embraer during 2012.  These long-term contracts are expected to have yearly orders which will be funded in the future.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Revenue Recognition

We recognize revenue from our contracts over the contractual period under the percentage-of-completion (“POC”) method of accounting.  Under the POC method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract.  Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned “Costs and estimated earnings in excess of billings on uncompleted contracts.”  Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned “Billings in excess of costs and estimated earnings on uncompleted contracts.”  Changes to the original estimates may be required during the life of the contract.  Estimates are reviewed monthly and the effect of any change in the estimated revenue or gross margin percentage for a contract is reflected in revenue or cost of sales in the period the change becomes known.  The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods.  As a result, there can be a significant disparity between earnings (both for accounting and tax purposes) as reported and actual cash received by us during any reporting period.  We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however, we cannot assure you that our estimates will be accurate.  If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods. Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money, or seek access to other forms of liquidity, to fund our work in process or to pay taxes until the reported earnings materialize as actual cash receipts.

When adjustments are required for the estimated total revenue on a contract, these changes are recognized with an inception-to-date effect in the current period. Also, when estimates of total costs to be incurred exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined. For the quarterly period ended June 30, 2014, the Company adjusted the estimated total revenue and recorded a loss on its Wing Replacement Program (“WRP”) for the U.S. Air Force’s A-10 Thunderbolt aircraft (“A-10”).

Item2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

Revenue

Revenue for the three months ended June 30, 2014 was ($23,751,623) compared to $21,110,452 for the same period last year.

The long term future of the A-10 has been uncertain since March 2014 when the U.S. Department of Defense released its 2015 Budget Request that called for the retirement of the entire A-10 fleet.  More recent events have led the Company to conclude that our A-10 WRP will likely not continue to the full 242 aircraft as anticipated at the start of the program.  The 2015 Department of Defense Appropriations Act passed by the United States House of Representatives on June 20, 2014 provides no funding for A-10 operations in U. S. Government fiscal year 2015 that commences October 1, 2014.  Further, this bill rescinds funding from the 2014 U. S. Department of Defense Budget that was to have been used for the procurement of additional wings for the A-10.  The Company has no information to support a different conclusion.

Because of the probable termination of the Company’s A-10 WRP, the Company has reduced its revenue estimates with respect to this program by approximately 41%.  This change in estimate results in an approximate cumulative $44.7 million decrease in revenue from the inception of the program in 2008 through June 30, 2014, all of which is recorded in the quarter ended June 30, 2014.

For the six months ended June 30, 2014, revenue was $(1,868,106) compared to $41,037,885 for the same period last year. The negative revenue for both the three and six months ended June 30, 2014 was the result of the change in estimated units to be delivered on the Company’s A-10 Wing Replacement Program with Boeing.

We predominately generate revenue from subcontracts with OEM’s and Tier 1 manufactures. Revenue generated from government subcontracts for the six months ended June 30, 2014 was $(18,030,249) compared to $27,621,393. The negative revenue generated from government subcontracts for the six months ended June 30, 2014 was the result of the change in estimated units to be delivered on the Company’s A-10 Wing Replacement Program with Boeing.

Revenue generated from commercial subcontracts was $14,996,787 for the six months ended June 30, 2014 compared to $13,129,051 for the six months ended June 30, 2013, an increase of $1,867,736 or 14%.  This increase is the result of increased production on our Embraer and Cessna programs.

Revenue generated from prime government contracts for the six months ended June 30, 2014 was $607,448 compared to $287,441 for the six months ended June 30, 2013, an increase of $320,007 or 111%.

Inflation historically has not had a material effect on our operations.

Gross Profit

Gross profit (loss) for the three months ended June 30, 2014 was a loss of( $42,963,154) compared to profit of $4,236,247 for the three months ended June 30, 2013, a decrease of $47,199,401. Gross profit (loss) for the six months ended June 30, 2014 was a loss of ($38,472,022) compared to a profit of $8,676,817 for the six months ended June 30, 2013, a decrease of $47,148,839.

The uncertainty of the future of the A-10 aircraft has impacted the Company’s ability to achieve  program cost reductions at suppliers. Accordingly, in addition to the $44.7 million adjustment to revenue, we have recorded a $2.6 million adjustment to cost of sales on the A-10 WRP.

Item2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2014 were $1,785,044 compared to $1,496,272 for the three months ended June 30, 2013, an increase of $288,772, or 19.3%. This increase was predominately the result of a $143,000 increase in salaries, $100,000 of which was the result of the separation payment paid to our former CEO and a $109,000 increase in fees relating to the grant of stock options that were expensed for our board of directors, which was the result of us expensing board fees throughout the year, as compared to all being expensed in the first quarter of 2013.

For the six months ended June 30, 2014, selling, general and administrative expense were $3,623,704 compared to $3,374,195 for the same period last year, an increase of $249,509  or 7.4%.  This increase was predominately the result of a $173,000 increase in salaries, $100,000 of which was the result of the separation payment paid to our former CEO and a $117,000 increase in employee benefits, the result of higher health insurance costs, offset by lower expenses for various discretionary items such as travel

Income Before Provision for Income Taxes

Income/loss before provision for (benefit from) income taxes for the three months ended June 30, 2014 was a loss of $44,906,951 compared to income of $2,584,276 for the same period last year, a decrease of $47,491,227.   For the six months ended June 30, 2014, income/loss before provision for income taxes was a loss of $42,398,082 compared to income of $5,005,551 for the same period last year, a decrease of $47,403,633.  These decreases are predominately the result in the change in estimated units to be delivered related to the A-10 program discussed above.

Provision for Income Taxes

Benefit from income taxes was $15,215,000 and $14,435,000 for the three and six months ended June 30, 2014, respectively.  These benefits result from the Company’s ability to carry back federal and state tax losses to prior periods and recover previously paid taxes.  In addition, the Company will be able to carry forward any losses to reduce taxable income in future periods.  Provision for income taxes for the three and six months ended June 30, 2013 was at our historic effective tax rate of approximately 31%.

Item2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Net Income (Loss)

Net income (loss) for the three months ended June 30, 2014 was a loss of ($29,691,951) or ($3.50) per basic share, compared to net income of $1,784,276, or $0.21 per basic share, for the same period last year.  Net income (loss) for the six months ended June 30, 2014 was a loss of ($27,963,082) or ($3.31) per basic share, compared to $3,455,551, or $0.41 per basic share, for the same period last year.  Basic and diluted income per share for the three and six months ended June 30, 2014 were the same as effects of outstanding options would be anti-dilutive.

Liquidity and Capital Resources

General

At June 30, 2014, we had working capital of $46,220,133 compared to $88,440,083 at December 31, 2013, a decrease of $42,219,950, or 48%.  This decrease is attributable to the change in estimate on the A-10 program which resulted in a decrease in cost and estimated earnings in excess of billings on uncompleted contracts of approximately $47 million.

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

At June 30, 2014, we had a cash balance of $969,792 compared to $2,166,103 at December 31, 2013.

Our costs and estimated earnings in excess of billings decreased by approximately $39.1 million during the six months ended June 30, 2014, primarily related to the A-10 program, as previously discussed.

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

Item2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Facilities

Line of Credit

On December 5, 2012, the Company entered into an Amended and Restated Credit Agreement with Santander Bank (“Restated Agreement”) as the sole arranger, administrative agent, collateral agent and lender and Valley National Bank as lender.  The Restated Agreement provides for a revolving credit facility of $35 million.  The revolving credit loans under the Restated Agreement mature on December 5, 2016.  The Santander Revolving Facility and term loan under the Restated Agreement are secured by all of our assets.

As of June 30, 2014, the Company was not in compliance with the net income financial covenant contained in the “Restated Agreement”, which non-compliance been waived by our lenders (the "Waiver").  On August 6, 2014, the Company entered into an amendment and waiver to the Restated Agreement which, among other things, provided for the Waiver and the repayment of revolving credit loans if and to the extent that the Company receives contract reimbursement payments with respect to our A-10 WRP. As of June 30, 2014, the Company had $29.85 million outstanding under the “Restated Agreement” bearing interest at 3.25%.

Term Loan

On March 9, 2012, the Company obtained a $4.5 million term loan from Santander Bank to be amortized over five years (the “Santander Term Facility”).  The Santander Term Facility was to be used by the Company to purchase tooling and equipment for new programs.  The Santander Term Loan was continued under the Restated Agreement, and is payable in monthly installments of $75,000, with a final payment of the remaining principal balance on March 9, 2017.  The Santander Term Facility bears interest at the lower of LIBOR plus 3% or Santander Bank’s prime rate.  The Santander Term Loan is subject to the amended and restated terms and conditions of the Restated Agreement.

In connection with the Santander Term Loan, the Company and Santander Bank entered into a five-year interest rate swap agreement, in the notional amount of $4.5 million. Under the interest rate swap, the Company pays an amount to Santander Bank representing interest on the notional amount at a rate of 4.11% and receives an amount from Santander representing interest on the notional amount at a rate equal to the one-month LIBOR plus 3%.  The effect of this interest rate swap will be the Company paying a fixed interest rate of 4.11% over the term of the Santander Term Loan 2.

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

Based on an evaluation of the Company’s disclosure controls and procedures as of June 30, 2014 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities for the six months ended June 30, 2014.  The following table sets forth information for the six months ended June 30, 2014 with respect to repurchases of our outstanding common stock:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2014 – March 31, 2014	14,708	$13.46	—	—

April 1, 2014 – June 30, 2014	42,673	$10.48	—	—
Total	57,381	$11.24	—	—

(1)
Represents shares that were delivered to the Company pursuant to provisions of stock option agreements and the 1998 Plan and the Performance Equity Plan 2000, which permit payment of the exercise price of options in shares of common stock delivered to the Company.

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
Exhibit 101
The following financial information from CPI Aerostructures, Inc Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheet, (ii) the Condensed Income Statements, (iii) the Condensed Statement  of Shareholder Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to the Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: August 8, 2014	By.	/s/ Douglas J. McCrosson
Douglas J. McCrosson
Chief Executive Officer and President

Dated: August 8, 2014	By.	/s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer (Principal Accounting Officer)