Form 10-Q
period 2014-09-30
CPI AEROSTRUCTURES INC
filed 2014-11-10
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⁭ No ☒

As of November 3, 2014 the number of shares of common stock, par value $.001 per share, outstanding was 8,483,111.

INDEX

Part I - Financial Information

Item 1 – Financial Statements

Condensed Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	3

Condensed Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months ended September 30, 2014 (Unaudited) and 2013 (Unaudited)	4

Condensed Statements of Shareholders’ Equity for the Nine Months ended September 30, 2014 (Unaudited) and 2013 (Unaudited)	5

Condensed Statements of Cash Flows for the Nine Months ended September 30, 2014 (Unaudited) and 2013 (Unaudited)	6

Notes to Condensed Financial Statements (Unaudited)	7

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	25

Item 4 – Controls and Procedures	25

Part II - Other Information

Item 1 – Legal Proceedings	26

Item 1A – Risk Factors	26

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3 – Defaults Upon Senior Securities	26

Item 4 – Mine Safety Disclosures	26

Item 5 – Other Information	27

Item 6 – Exhibits	27

Signatures	28

Exhibits	29

Part I - Financial Information

Item 1 – Financial Statements

CONDENSED BALANCE SHEETS

	September 30, 2014 (Unaudited)	December 31, 2013 (Note 1)
ASSETS
Current Assets:
Cash	$831,057	$2,166,103
Accounts receivable, net	8,902,024	4,392,254
Costs and estimated earnings in excess of billings on uncompleted contracts	77,791,327	112,597,136
Deferred income taxes	417,000	417,000
Prepaid expenses and other current assets	844,007	609,268

Total current assets	88,785,415	120,181,761

Plant and equipment, net	2,806,174	2,849,753
Recoverable and deferred income taxes	14,196,910	1,133,000
Other assets	108,080	108,080
Total Assets	$105,896,579	$124,272,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,361,775	$7,614,755
Accrued expenses	554,317	654,868
Accrued losses on uncompleted contracts	1,528,921	----
Billings in excess of costs and estimated earnings on uncompleted contracts	208,428	276,170
Current portion of long-term debt	973,793	1,020,349
Line of credit	28,350,000	21,350,000
Income tax payable	---	736,536
Deferred income taxes	89,000	89,000
Total current liabilities	40,066,234	31,741,678

Long-term debt, net of current portion	1,531,751	2,198,187
Deferred income taxes	788,000	788,000
Other liabilities	591,307	593,210

Total Liabilities	42,977,292	35,321,075

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, 8,483,111 and 8,410,493 shares, respectively, issued and outstanding	8,483	8,410
Additional paid-in capital	51,265,850	50,381,348
Retained earnings	11,656,342	38,582,876

Accumulated other comprehensive loss	(11,388)	(21,115)

Total Shareholders’ Equity	62,919,287	88,951,519

Total Liabilities and Shareholders’ Equity	$105,896,579	$124,272,594

 See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Revenue	$21,487,677	$20,664,645	$19,619,571	$61,702,530
Cost of sales	17,016,373	16,188,518	53,620,290	48,549,586

Gross profit (loss)	4,471,304	4,476,127	(34,000,719)	13,152,944
Selling, general and administrative expenses	1,800,878	1,508,656	5,424,581	4,882,851
Income (loss) from operations	2,670,426	2,967,471	(39,425,300)	8,270,093
Interest expense	67,879	195,371	370,234	492,443
Income (loss) before provision for (benefit from) income taxes	2,602,547	2,772,100	(39,795,534)	7,777,650

Provision for (benefit from) income taxes	905,000	861,000	(12,869,000)	2,411,000

Net income (loss)	1,697,547	1,911,100	(26,926,534)	5,366,650

Other comprehensive income (loss), net of tax -
Change in unrealized gain interest rate swap	5,095	---	9,727	17,390

Comprehensive income (loss)	$1,702,642	$1,911,100	$(26,916,807)	$5,384,040

Income (loss) per common share – basic	$0.20	$0.23	$(3.18)	$0.64

Income (loss) per common share – diluted	$0.20	$0.23	$(3.18)	$0.63

Shares used in computing income (loss) per common share:
Basic	8,483,111	8,391,954	8,459,028	8,387,240
Diluted	8,545,889	8,490,711	8,459,028	8,464,350

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance at January 1, 2013	8,371,439	$8,371	$49,780,673	$30,845,982	$(40,827)	$80,594,199
Net Income	----	----	----	5,366,650	----	5,366,650
Change in unrealized loss from interest rate swap	----	----	----	----	17,390	17,390
Common stock issued upon exercise of options	2,645	3	(3)	----	----	---
Tax provision for stock option exercise	---	---	(26,000)	---	---	(26,000)
Common stock issued for bonuses	17,870	18	152,056	----	----	152,074
Stock based compensation expense	----	----	379,808	----	----	379,808
Balance at September 30, 2013	8,391,954	$8,392	$50,286,534	$36,212,632	$(23,437)	$86,484,121

Balance at January 1, 2014	8,410,493	$8,410	$50,381,348	$38,582,876	$(21,115)	$88,951,519
Net loss	----	----	----	(26,926,534)	----	(26,926,534)
Change in unrealized loss from interest rate swap	----	----	----	----	9,727	9,727
Common stock issued upon exercise of options	72,618	73	447,678	----	----	447,751
Tax benefit of stock option exercise	---	---	86,000	---	---	86,000
Stock based compensation expense	----	----	350,824	----	----	350,824
Balance at September 30, 2014	8,483,111	$8,483	$51,265,850	$11,656,342	$(11,388)	$62,919,287

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,	2014		2013

Cash flows from operating activities:
Net income (loss)		$(26,926,534)	$5,366,650
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization		556,580	518,048
Deferred rent		12,823	36,414
Loss on disposal of fixed asset		1,042	---
Stock based compensation		350,824	379,808
Deferred income taxes		(13,063,910)	(17,000)
Tax benefit from stock option plans		(86,000)	26,000
Changes in operating assets and liabilities:
Increase in accounts receivable		(4,509,770)	(5,030,616)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts		34,805,809	(2,856,305)
Increase in prepaid expenses and other assets		(234,739)	(219,843)
Decrease (increase) in accounts payable and accrued expenses		641,470	(6,537,071)
Decrease in billings in excess of costs and estimated earnings on uncompleted contracts		(67,742)	(187,344)
Increase in accrued losses on uncompleted contracts		1,528,921	---
Increase (decrease) in income taxes payable		(650,536)	103,800

Net cash used in operating activities		(7,641,762)	(8,417,459)

Cash used in investing activities - purchase of plant and equipment		(514,043)	(600,810)

Cash flows from financing activities:
Payments on long-term debt		(712,992)	(824,851)
Proceeds from line of credit		8,500,000	10,000,000
Payments on line of credit		(1,500,000)	(2,000,000)
Proceeds from exercise of stock options		447,751	----
Tax benefit from stock option plans		86,000	(26,000)

Net cash provided by financing activities		6,820,759	7,149,149

Net decrease in cash		(1,335,046)	(1,869,120)
Cash at beginning of period		2,166,103	2,709,803

Cash at end of period		$831,057	$840,683
Supplemental disclosures of cash flow information:

Noncash investing and financing activities:

Common stock issued for bonuses	$	---	$152,074

Cash paid during the period for:
Interest		$708,504	$638,767
Income taxes		$855,000	$2,250,000

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.     INTERIM FINANCIAL STATEMENTS

The condensed financial statements of CPI Aerostructures, Inc. (the “Company”) as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) . Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

The Company maintains its cash in two financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation.  From time to time, the Company’s balances may exceed these limits.  As of September 30, 2014, the Company had approximately $1,210,000 of uninsured balances.  The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

The Company has identified certain immaterial errors in previously issued financial statements for the three and six months ended June 30, 2014 related to an overstatement of its tax benefit and deferred tax assets in the amount of $661,000. The Company reviewed the accounting errors utilizing SEC Staff Accounting Bulletin No. 99, “Materiality” and SEC Staff Accounting Bulletin No. 108, “Effects of Prior Year Misstatements on Current Year Financial Statements” and determined that the impact of the errors to be immaterial to any prior period’s presentation. The accompanying condensed statement of operations and comprehensive income (loss) for the nine months ended September 30, 2014 reflects the corrections of the aforementioned immaterial error.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

When adjustments are required for the estimated total revenue on a contract, these changes are recognized with an inception-to-date effect in the current period. Also, when estimates of total costs to be incurred exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined. During the nine month period ended September 30, 2014, the Company adjusted the estimated total revenue and recorded a loss on its Wing Replacement Program (“WRP”) for the U.S. Air Force’s A-10 Thunderbolt aircraft (“A-10”).

The long term future of the A-10 has been uncertain since March 2014 when the U.S. Department of Defense released its 2015 Budget Request that called for the retirement of the entire A-10 fleet. More recent events have led the Company to conclude that our A-10 WRP will likely not continue to the full 242 aircraft as anticipated at the start of the program. The 2015 Department of Defense Appropriations Act passed by the United States House of Representatives on June 20, 2014 provides no funding for A-10 operations in U. S. Government fiscal year 2015 that commenced October 1, 2014. Further, this bill rescinds funding from the 2014 U. S. Department of Defense Budget that was to have been used for the procurement of additional wings for the A-10. The Company has no information to support a different conclusion.

Because of the probable termination of the Company’s A-10 WRP, the Company has reduced its revenue estimates with respect to this program by approximately 41%. This change in estimate results in an approximate cumulative $44.7 million decrease in revenue from the inception of the program in 2008 through June 30, 2014, all of which was recorded in the quarter ended June 30, 2014 and nine months ended September 30, 2014. Also, the uncertainty of the future of the A-10 aircraft has impacted the Company’s ability to achieve normal program cost reductions at suppliers. Accordingly, in addition to the $44.7 million adjustment to revenue, we recorded a $2.6 million adjustment to cost of sales on the A-10 WRP in the quarter ended June 30, 2014 and nine months ended September 30, 2014.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company’s net income/(loss) for the three and nine months ended September 30, 2014 includes approximately $145,200 and $350,800, respectively, of non-cash compensation expense related to the Company’s stock options. The non-cash compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. No options were granted during the three months ended September 30, 2013 and 6,772 options were granted during the three months ended September 30, 2014. The following weighted-average assumptions were used for the options granted during the nine months ended September 30, 2014 and 2013:

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

	2014	2013
Risk-free interest rate	1.45%-1.64%	0.76%

Expected volatility	83%-102%	106%

Dividend yield	0%	0%
Expected option term (years)	5	5

A summary of the status of the Company’s stock option plans as of September 30, 2014 and changes during the nine months ended September 30, 2014 is as follows:

	Options	Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	461,919	$9.80
Granted	43,064	14.67
Exercised	(130,000)	9.00
Outstanding and vested at end of period	374,983	$10.64	2.31	$432,747

Options to acquire 36,292 shares of common stock were granted on January 1, 2014 to members of our board of directors as part of their normal compensation. Of the 36,292 options granted on January 1, 2014, 9,075 vested immediately, 9,073 vested on April 1, 2014, 9,073 vested on July 1, 2014 and 9,071 vest on October 1, 2014. Options to acquire 6,772 shares were granted on July 1, 2014 to a new board member as part of the normal compensation. Of the 6,772 options granted on July 1, 2014, 3,386 vested immediately and 3,386 vest on October 1, 2014.

During the nine months ended September 30, 2014, 50,000 stock options were exercised for cash resulting in proceeds to the Company of $447,751. During the same period 80,000 options were exercised, pursuant to provisions of the stock option plan, where the Company received no cash and 57,381 shares of its common stock in exchange for the 80,000 shares issued in the exercise. The 57,381 shares that the Company received were valued at $727,072, the fair market value of the shares on the dates of exercise.

The intrinsic value of all options exercised during the nine months ended September 30, 2014 and 2013 was approximately $513,000 and $26,300, respectively. No options were exercised during the three months ended September 30, 2014 and 2013.

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

In March 2012, the Company entered into interest rate swaps with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt. The notional amount, maturity date, and currency of these contracts match those of the underlying debt. The Company has designated these interest rate swap contracts as cash flow hedges. The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item. No material ineffectiveness was recognized in the quarter and nine months ended September 30, 2014. As of September 30, 2014 and December 31, 2013, we had a net deferred loss associated with cash flow hedges of approximately $17,000 and $32,000, respectively, due to the interest rate swap which has been included in Other Liabilities.

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

Fair Value

At September 30, 2014 and December 31, 2013, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	September 30, 2014
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$30,855,544	$30,855,544

	December 31, 2013
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$24,568,536	$24,568,536

We estimated the fair value of debt using market quotes and calculations based on market rates.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the fair values of those financial liabilities measured on a recurring basis as of September 30, 2014 and December 31, 2013:

		Fair Value Measurements September 30, 2014
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest Rate Swap, net	$17,388	--	$17,388	--
Total	$17,388	--	$17,388	--

		Fair Value Measurements December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest Rate Swap, net	$31,992	--	$31,992	--
Total	$31,992	--	$31,992	--

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

As of September 30, 2014 and December 31, 2013, $17,388 and $31,992, respectively, was included in Other Liabilities related to the fair value of the Company’s interest rate swap, and $11,388 and $21,115, respectively, net of tax of $6,000 and $10,877, was included in Accumulated Other Comprehensive Loss.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	September 30, 2014
	U.S
	Government	Commercial	Total

Costs incurred on uncompleted contracts	$290,924,522	$82,332,450	$373,256,972
Estimated earnings	57,658,304	36,786,655	94,444,959
Sub-total	348,582,826	119,119,105	467,701,931
Less billings to date	303,745,077	86,373,955	390,119,032
Costs and estimated earnings in excess of billings on uncompleted contracts	$44,837,749	$32,745,150	$77,582,899

	December 31, 2013
	U.S.
	Government	Commercial	Total
Costs incurred on uncompleted contracts	$259,050,407	$62,502,116	$321,552,523
Estimated earnings	95,590,879	30,694,605	126,285,484
Sub-total	354,641,286	93,196,721	447,838,007
Less billings to date	272,783,120	62,733,921	335,517,041
Costs and estimated earnings in excess of billings on uncompleted contracts	$81,858,166	$30,462,800	$112,320,966

The above amounts are included in the accompanying balance sheets under the following captions at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Costs and estimated earnings in excess of billings on uncompleted contracts	$77,791,327	$112,597,136
Billings in excess of costs and estimated earnings on uncompleted contracts	(208,428)	(276,170)

Totals	$77,582,899	$112,320,966

U.S. Government Contracts includes contracts directly with the U.S. Government and Government subcontracts.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the nine months ended September 30, 2014 and 2013, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $42,346,000 and $3,600,000, respectively, from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in prior years. Approximately 95% of the decrease in the nine months ended September 30, 2014 is the result of a change in estimate on the Company’s A-10 program, discussed in Note 1.

Although management believes it has established adequate procedures for estimating costs to complete on uncompleted open contracts, it is possible that additional significant costs could occur on contracts prior to completion.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

5.	income PER COMMON SHARE

Basic income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per common share for the three and nine month periods ended September 30, 2014 and 2013 is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 211,402 were used in the calculation of diluted income per common share in the three months ended September 30, 2014. Incremental shares of 163,581 were not used in the calculation of diluted income per common share in the three month period ended September 30, 2014, as the effect of incremental shares would be anti-dilutive due to the loss reported. No incremental shares were used in the calculation of diluted income per common share in the nine month period ended September 30, 2014, as the effect of incremental shares would be anti-dilutive. Incremental shares of 341,402 and 245,000 were used in the calculation of diluted income per common share in the three and nine months ended September 30, 2013. Incremental shares of 145,517 and 241,919 were not included in the diluted earnings per share calculations for the three and nine month periods ended September 30, 2013 as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.

6.	Line of credit

On December 5, 2012, the Company entered into an Amended and Restated Credit Agreement (“Restated Agreement”) with Sovereign Bank, now called Santander Bank, N.A. (“Santander”), as the sole arranger, administrative agent and collateral agent and Valley National Bank. The Restated Agreement provides for a revolving credit loan (“Santander Revolving Facility”) commitment of $35 million.

As of September 30, 2014, the Company was in compliance with all of the financial covenants, as amended, contained in the Credit Agreement. As of September 30, 2014, the Company had $28.35 million outstanding under the “Restated Agreement” bearing interest at 3.25%.

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

 The maturities of long-term debt are as follows:

Twelve months ending September 30,
2015	$973,793
2016	963,680
2017	541,364
2018	16,027
Thereafter	10,680
$2,505,544

In addition to the Santander Term Facility, included in long-term debt are capital leases and notes payable of $180,544, including a current portion of $73,793.

8.     Income taxes

Provision for income taxes was $905,000 for the three month period ending September 30, 2014. Benefit from income taxes was $12,869,000 for the nine months ended September 30, 2014. These benefits result from the Company’s ability to carry back federal and state tax losses to prior periods and recover previously paid taxes. In addition, the Company will be able to carry forward any excess losses that could not be carried back to prior years, to reduce income taxes in future periods. The benefit for both the carry back and net operating loss carry forward are recorded as a component of non-current Deferred Tax Assets. Provision for income taxes for the three and nine months ended September 30, 2013 was at the Company’s historic effective tax rate of approximately 31%.

9.     MAJOR CUSTOMERS

During the nine months ended September 30, 2014, the Company’s three largest commercial customers accounted for 26%, 22% and 11% of revenue, respectively. During the nine months ended September 30, 2013, the Company’s three largest commercial customers accounted for 27%, 22% and 18% of revenue, respectively. In addition, during the nine months ended September 30, 2014 and 2013, 1.2% and 2%, respectively, of revenue was directly from the U.S. Government. The percentages of revenue for 2014 are computed prior to the change in estimate adjustment to revenue discussed in Note 1.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

At September 30, 2014, 27%, 25%, 13% and 8% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from four largest commercial customers. At December 31, 2013, 40%, 17%, 16% and 10% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from the Company’s four largest commercial customers.

At September 30, 2014 and December 31, 2013, less than 1% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were direct from the U.S. Government.

At September 30, 2014, 33%, 17% and 16% of our accounts receivable were from our three largest commercial customers. At December 31, 2013, 28%, 24% and 20% of accounts receivable were from our three largest commercial customers.

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

Marketing and New Business

From the beginning of the current fiscal year through September 30, 2014, we received approximately $87.8 million of new contract awards, which included approximately $65.1 million of government subcontract awards and approximately $22.7 million of commercial subcontract awards, compared to a total of $83.1 million of new contract awards, of all types, in the same period last year.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our total backlog as of September 30, 2014 and December 31, 2013 was as follows:

Backlog (Total)	September 30, 2014	December 31, 2013
Funded	$141,461,000	$110,431,000
Unfunded	231,378,000	321,011,000
Total	$372,839,000	$431,442,000

Approximately 57% of the total amount of our backlog at September 30, 2014 was attributable to government contracts. Our backlog attributable to government contracts at September 30, 2014 and December 31, 2013 was as follows:

Backlog	September 30,	December 31,
(Government)	2014	2013
Funded	$127,961,000	$82,803,000
Unfunded	85,114,000	165,574,000
Total	$213,075,000	$248,377,000

Our backlog attributable to commercial contracts at September 30, 2014 and December 31, 2013 was as follows:

Backlog	September 30,	December 31,
(Commercial)	2014	2013
Funded	$13,500,000	$27,628,000
Unfunded	146,264,000	155,437,000
Total	$159,764,000	$183,065,000

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

Revenue for the three months ended September 30, 2014 was $21,487,677 compared to $20,664,645 for the same period last year.

For the nine months ended September 30, 2014, revenue was $19,619,571 compared to $61,702,530 for the same period last year. The decrease is predominately the result of the change in estimate on the Company’s A-10 Wing Replacement Program with Boeing.

We predominately generate revenue from subcontracts with OEMs and Tier 1 manufacturers. Revenue generated from government subcontracts for the nine months ended September 30, 2014 was $(7,039,352) compared to $41,469,900 for the nine months ended September 30, 2013. The negative revenue generated from government subcontracts for the nine months ended September 30, 2014 was the result of the change in estimate on the Company’s A-10 Wing Replacement Program with Boeing.

Revenue from commercial subcontracts was $25,922,384 for the nine months ended September 30, 2014 compared to $19,209,662 for the nine months ended September 30, 2013, an increase of $6,712,722 or 34.9%. This increase is the result of increased production on our Embraer and Cessna programs.

Revenue generated from prime government contracts for the nine months ended September 30, 2014 was $736,539 compared to $1,022,968 for the nine months ended September 30, 2013, a decrease of $286,429 or 28%.

Inflation historically has not had a material effect on our operations.

Gross Profit (Loss)

Gross profit for the three months ended September 30, 2014 was $4,471,304 compared to $4,476,127 for the three months ended September 30, 2013, a decrease of $4,823. Gross profit (loss) for the nine months ended September 30, 2014 was a loss of $34,000,719 compared to a profit of $13,152,944 for the nine months ended September 30, 2013, a decrease of $47,153,663.

The uncertainty of the future of the A-10 aircraft has impacted the Company’s ability to achieve normal program cost reductions at suppliers. Accordingly, in addition to the $44.7 million adjustment to revenue, we have recorded a $2.6 million adjustment to cost of sales on the A-10 WRP.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2014 were $1,800,878 compared to $1,508,656 for the three months ended September 30, 2013, an increase of $292,222, or 19%. This increase was predominately the result of a $149,286 increase in costs relating to the grant of stock options that were expensed for our board of directors. This was the result of us expensing board fees throughout the year, as compared to all being expensed in the first quarter of 2013. In addition, there was an increase of $95,117 in accounting and legal fees and a $70,742 increase in consulting fees which was the result of the separation agreement with our former CEO.

For the nine months ended September 30, 2014, selling, general and administrative expense were $5,424,581 compared to $4,882,851 for the same period last year, an increase of $571,730 or 11.1%. This increase was predominately the result of a $119,626 increase in salaries, $100,000 of which was the result of the separation payment paid to our former CEO and a $119,322 increase in employee benefits, the result of higher health insurance costs, and a $93,624 increase in computer expenses.

Income/Loss Before Provision for (Benefit from) Income Taxes

Income before provision for income taxes for the three months ended September 30, 2014 was $2,602,547 compared to $2,772,100 for the same period last year, a decrease of $169,553. For the nine months ended September 30, 2014, income/(loss) before provision for income taxes was a loss of $39,795,534 compared to income of $7,777,650 for the same period last year, a decrease of $47,573,184. These decreases are predominately the result in the change in estimate related to the A-10 program discussed above.

Provision for (Benefit From) Income Taxes

Provision for income taxes for the three months ended September 30, 2014 was $905,000 and benefit from income taxes was $12,869,000 for the nine months ended September 30, 2014. The benefit results from the Company’s ability to carry back federal and state tax losses to prior periods and recover previously paid taxes. In addition, the Company will be able to carry forward any excess losses to reduce income taxes in future periods. Provision for income taxes for the three and nine months ended September 30, 2013 was at our historic effective tax rate of approximately 31%.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Income (Loss)

Net income for the three months ended September 30, 2014 was $1,697,547 or $0.20 per basic share, compared to $1,911,100, or $0.23 per basic share, for the same period last year. Net income/(loss) for the nine months ended September 30, 2014 was a loss of $26,926,534 or $3.18 per basic share, compared to net income of $5,366,650, or $0.64 per basic share, for the same period last year. Diluted income per share for the three months ended September 30, 2014 was $0.20, calculated utilizing 8,545,889 average shares outstanding. Diluted income per share for the nine months ended September 30, 2014 was the same as effects of outstanding options would be anti-dilutive.

Liquidity and Capital Resources

General

At September 30, 2014, we had working capital of $48,719,181 compared to $88,440,083 at December 31, 2013, a decrease of $39,720,902, or 45%. This decrease is attributable to the change in estimate on the A-10 program which resulted in a decrease in cost and estimated earnings in excess of billings on uncompleted contracts of approximately $47 million.

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

At September 30, 2014, we had a cash balance of $831,057 compared to $2,166,103 at December 31, 2013.

Our costs and estimated earnings in excess of billings decreased by approximately $34.8 million during the nine months ended September 30, 2014, primarily related to the A-10 program, as previously discussed.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Facilities

Line of Credit

On December 5, 2012, the Company entered into an Amended and Restated Credit Agreement with Santander Bank (“Restated Agreement”) as the sole arranger, administrative agent, collateral agent and lender and Valley National Bank as lender. The Restated Agreement provides for a revolving credit facility of $35 million (“Santander Revolving Facility.”) The revolving credit loans under the Restated Agreement mature on December 5, 2016. The Santander Revolving Facility and term loan under the Restated Agreement are secured by all of our assets.

As of September 30, 2014, the Company was in compliance with all the financial covenants, as amended, contained in the Credit Agreement. The Company has $28.35 million outstanding under the Santander Revolving Facility.

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

In connection with the Santander Term Loan, the Company and Santander Bank entered into a five-year interest rate swap agreement, in the notional amount of $4.5 million. Under the interest rate swap, the Company pays an amount to Santander Bank representing interest on the notional amount at a rate of 4.11% and receives an amount from Santander representing interest on the notional amount at a rate equal to the one-month LIBOR plus 3%. The effect of this interest rate swap will be the Company paying a fixed interest rate of 4.11% over the term of the Santander Term Loan.

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

Based on an evaluation of the Company’s disclosure controls and procedures as of September 30, 2014 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities for the nine months ended September 30, 2014.  The following table sets forth information for the nine months ended September 30, 2014 with respect to repurchases of our outstanding common stock:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2014 – March 31, 2014	14,708	$13.46	—	—

April 1, 2014 – June 30, 2014	42,673	10.48	—	—

July 1, 2014 –September 30, 2014	—	—	—	—

Total	57,381	$11.24	—	—

(1)

Represents shares that were delivered to the Company pursuant to provisions of stock option agreements and the 1998 Plan and the Performance Equity Plan 2000, which permit payment of the exercise price of options in shares of common stock delivered to the Company.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit 31.1	Section 302 Certification by Chief Executive Officer and President
Exhibit 31.2	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
Exhibit 32	Section 906 Certification by Chief Executive Officer and President and Chief Financial Officer
Exhibit 101

The following financial information from CPI Aerostructures, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheet, (ii) the Condensed Income Statements, (iii) the Condensed Statement of Shareholder Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to the Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: November 10, 2014	By.	/s/ Douglas J. McCrosson
Douglas J. McCrosson
Chief Executive Officer and President

Dated: November 10, 2014	By.	/s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer (Principal Accounting Officer)