Form 10-K
period 2014-12-31
CPI AEROSTRUCTURES INC
filed 2015-03-06
CIK 889348

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes  ☐     No  ☒

As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on the NYSE MKT of $12.67) held by non-affiliates of the registrant was $98,094,700.

As of February 27, 2015, the registrant had 8,500,555 common shares, $.001 par value, outstanding.

 Documents Incorporated by Reference:

Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

CPI AEROSTRUCTURES, INC.

FORM 10-K ANNUAL REPORT

PART I

Item 1.  BUSINESS

General

CPI Aerostructures, Inc. (“CPI Aero®” or the “Company”) is a United States (“U.S.”) manufacturer of structural aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets. We have also recently expanded our presence in the aerosystems segment of the defense market, with our production of various reconnaissance pod structures and fuel panel systems. Within the global aerostructure supply chain, we are either a Tier 1 supplier to aircraft original equipment manufacturers (“OEMs”) or a Tier 2 subcontractor to major Tier 1 manufacturers. We also are a prime contractor to the U.S. Department of Defense, primarily the Air Force. In conjunction with our assembly operations, we provide engineering, program management, supply chain management, and maintenance repair and overhaul (“MRO”) services.

Among the key programs that CPI Aero supplies are the E-2D Advanced Hawkeye surveillance aircraft, the A-10 Thunderbolt attack jet, the Gulfstream G650, the UH-60 BLACK HAWK® helicopter, the S-92® helicopter, the MH-60S mine countermeasure helicopter, the AH-1Z ZULU attack helicopter, the HondaJet-Advanced Light Jet, the MH-53 and CH-53 variant helicopters, the C-5A Galaxy cargo jet, the F-16 fighter aircraft, the Embraer Phenom 300 light business jet and the New Cessna Citation X+.

We act as a subcontractor to leading defense prime contractors such as Northrop Grumman Corporation (“NGC”), The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed”), Sikorsky Aircraft Corporation (“Sikorsky”) and Bell Helicopter (“Bell”). 5%, 66% and 63% of our revenue in 2014, 2013 and 2012, respectively, was generated by subcontracts with defense prime contractors. Our 2014 defense subcontractor revenue was significantly decreased because of the change in estimate on the A-10 program, described in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

We also operate as a subcontractor to prime commercial contractors, including Sikorsky, Honda Aircraft Company, Inc. (“Honda”), Embraer S.A. (“Embraer”) and The Triumph Group (“Triumph”), in the production of commercial aircraft parts. 93%, 32% and 30% of our revenue in 2014, 2013 and 2012 respectively, was generated by commercial contract sales.

We also perform as a prime contractor supplying aircraft structural parts directly to the U.S. Government. In this role, we have delivered skin panels, leading edges, flight control surfaces, engine components, wing tips, cowl doors, nacelle assemblies and inlet assemblies for military aircraft such as the C-5A cargo jet, the T-38 “Talon” jet trainer, the C-130 “Hercules” cargo jet, the A-10 attack jet, and the F-16. 2%, 2% and 7% of our revenue in 2014, 2013 and 2012 respectively, was generated by prime government contract sales.

CPI Aero has over 35 years of experience as a contractor, completing over 2,500 contracts to date. Most members of our management team have held management positions at large aerospace contractors, including NGC, Lockheed and The Fairchild Corporation. Our technical team possesses extensive technical expertise and program management and integration capabilities. Our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products.

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

We maintain a website located at www.cpiaero.com. Our corporate filings, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and reports filed by our officers and directors under Section 16-(a) of the Securities Exchange Act, and any amendments to those filings, are available, free of charge, on our website as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission. We do not intend for information contained in our website to be a part of this Annual Report on Form 10-K.

Significant Contracts

Some of our significant contracts are as follows:

Military Aircraft – Subcontracts with Prime Contractors

E-2D “Hawkeye” The NGC E-2 Hawkeye is an all-weather, carrier-based tactical Airborne Early Warning aircraft. The twin turboprop aircraft was designed and developed in the 1950s by Grumman for the United States Navy as a replacement for the E-1 Tracer. The United States Navy aircraft has been progressively updated with the latest variant, the E-2D, first flying in 2007. In 2008, we received an initial $7.9 million order from NGC to provide structural kits for the E-2D. We initially valued the long-term agreement at approximately $98 million over an eight-year period, with the potential to be in excess of $195 million over the life of the aircraft program. The cumulative orders we have received on this program through January 2015 exceed $140 million.

A-10 “Thunderbolt” The A-10 Thunderbolt II is a single-seat, twin-engine, straight-wing jet aircraft developed by Fairchild-Republic for the United States Air Force to provide close air support of ground forces by attacking tanks, armored vehicles, and other ground targets with a limited air interdiction capability. It is the first U.S. Air Force aircraft designed exclusively for close air support. In 2008, we received an initial order of $3.2 million from the Integrated Defense Systems unit of Boeing in support of its $2 billion award to produce up to 242 enhanced wings for the A-10. As of February 2015, we estimate that this contract will be terminated at approximately 130 ship sets valued at approximately $54 million.

UH-60 “BLACK HAWK” The UH-60 BLACK HAWK helicopter is the leader in multi-mission-type aircraft. Among the mission configurations its serves are troop transport, medical evacuation, electronic warfare, attach, assault support and special operations. More than 3,000 BLACK HAWK helicopters are in use today, operating in 29 countries. We have long-term agreements from Sikorsky to manufacture gunner window assemblies, fuel panel assemblies, and perform MRO on stabilators for the BLACK HAWK helicopter for a period of five years.

F-16 “Fighting Falcon” The Lockheed Martin Fighting Falcon is a single-engine multirole fighter aircraft. Originally developed by General Dynamics for the US Air Force (“USAF”), over 2,900 F-16 aircraft are flown by the USAF and by air forces around the world today. CPI has a contract with United Technologies Aerospace Systems to manufacture pod structures for the DB-110 reconnaissance system, which is used primarily on exported F-16 aircraft.

 Commercial Aircraft – Subcontracts with Prime Contractors

Gulfstream G650 In March 2008, Spirit Aerosystems (“Spirit”) awarded us a contract to provide leading edges for the Gulfstream G650 business jet, a commercial program that Spirit was supporting. In December 2014, Spirit transferred its work-scope on this program to Triumph. We will continue to provide leading edges for the G650 as our purchase orders and long term agreement have transferred to Triumph.

HondaJet© advanced light business jet In May 2011 Honda, Inc. awarded us a contract to manufacture engine inlets and flaps and vane assemblies for the HondaJet advanced light business jet. We have received approximately $11.5 million in orders on this program through December 2014. We estimate the potential value of this program to be approximately $70 million.

Embraer Phenom 300 In May 2012 Embraer. awarded us a contract to manufacture engine inlets for the Embraer Phenom 300 business jet. We have received approximately $14.8 million in orders on this program through December 2014. We estimate the potential value of the program to be in excess of $40 million.

Cessna Citation X In November 2012, Cessna Aircraft Company (“Cessna”) awarded us a contract to supply structural assemblies, predominately wing spars, for Cessna’s flagship aircraft, the newly-relaunched Cessna Citation X. We have received approximately $13.5 million in orders on this program through December 2014. We estimate the value of the contract, over a seven-year period, to be approximately $41 million.

Military Aircraft – Prime Contracts with U.S. Government

C-5A “Galaxy”   The C-5A Galaxy cargo jet is one of the largest aircraft in the world and can carry a maximum cargo load of 270,000 pounds. Lockheed delivered the first C-5A in 1970. The C-5A Galaxy carries fully equipped combat-ready military units to any point in the world on short notice and then provides field support to sustain the fighting force. Our first C-5A contract was approximately $590,000 of structural spares and was awarded in 1995. In 2004, the Air Force awarded us a seven-year tips other and panels (“TOP”) contract to build an assortment of parts for the C-5A, including wing tips and panels. The ordering period for the C-5 TOP contract ended in May of 2011. We delivered the last part on this program in February 2015.

F-16 “Fighting Falcon” In November 2014, The Defense Logistics Agency (DLA) awarded CPI a multi-year contract to provide structural wing components and logistical support for global F-16 aircraft MRO operations. We estimate the value of the contract, including options, to be approximately $53.5 million.

Sales and Marketing

We are recognized within the aerospace industry as a Tier 1 or Tier 2 supplier to major aircraft suppliers. Additionally, we may bid for military contracts set aside specifically for small businesses.

We are awarded contracts for our products and services through the process of competitive bidding. This process begins when we first learn, formally or otherwise, of a potential contract from a prospective customer and concludes after all negotiations are completed upon award. When preparing our response to a prospective customer for a potential contract, we evaluate the contract requirements and determine and outline the services and products we can provide to fulfill the contract at a competitive price. Each contract also benefits from various additional services that we offer, including program management, engineering, and global supply chain program management, which streamlines the vendor management and procurement process and monitors the progress, timing, and quality of component delivery.

Our average sales cycle, which generally commences at the time a prospective customer issues a request for proposal and ends upon delivery of the final product to the customer, varies widely.

Because of the complexities inherent in the aerospace industry, the time from the initial request for proposal to award ranges from as little as a few weeks to several years. Additionally, our contracts have ranged from six months to as long as ten years. Also, repeat and follow-on jobs for current contracts frequently provide additional opportunities with minimal start-up costs and rapid rates to production.

Our military customers have included Defense Supply Center Richmond, Wright-Patterson Air Force Base (“AFB”), Warner Robins AFB, Tinker AFB, NAVICP, Hill AFB and the U.S. Army Redstone Arsenal. Our commercial customers have included NGC, Lockheed , Spirit, Sikorsky, Bell, Boeing Military, Nordam, UTAS, Embraer, Cessna and Honda.

The Market

Since our founding in 1980 until 2007, our company concentrated on manufacturing small assemblies and structures to prime contractors for use by the U.S. Military. Government-based contracts are subject to the national defense budget and procurement funding decisions which, accordingly, drives demand for our business in that market. Government spending and budgeting for procurement, operations and maintenance are affected not only by military action, but also the related fiscal consequences of these actions, as well as the political electoral process.

Since 2008, we have widened the scope of our target markets, positioning our company to take advantage of the opportunities a broader customer base provides while simultaneously reducing the impact of direct government contracting limitations. Our success as a subcontractor to defense prime contractors has provided us with opportunities to act as a subcontractor to prime contractors in the production of commercial aircraft structures, which also reduced our exposure to government spending decisions.

Over time our Company has expanded both in size and capabilities, with exceptional growth in our operational and global supply chain program management expertise. These expansions have allowed us the ability to supply more complex aerostructure assemblies, and aerosystems and structures in support of our government-based programs as well as pursue opportunities within the commercial and business jet markets. Our capabilities have also allowed us to acquire MRO and kitting contracts.

Approximately $7.1 million and $2.0 million of our revenue for the years ended December 31, 2014 and 2013, respectively was from customers outside the U.S. All other revenue for each of the three years in the period ended December 31, 2014 has been attributable to customers within the U.S. We have no assets outside the U.S.

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our total backlog as of December 31, 2014 and 2013 was as follows:

Backlog (Total)	December 31, 2014	December 31, 2013
Funded	$120,570,000	$110,431,000
Unfunded/unreleased	283,078,000	321,011,000
Total	$403,648,000	$431,442,000

Approximately 63% of the total amount of our backlog at December 31, 2014 was attributable to government contracts. Our backlog attributable to government contracts at December 31, 2014 and 2013 was as follows:

Backlog (Government)	December 31, 2014	December 31, 2013
Funded	$117,875,000	$82,803,000
Unfunded	136,893,000	165,574,000
Total	$254,768,000	$248,377,000

Our backlog attributable to commercial contracts at December 31, 2014 and 2013 was as follows:

Backlog (Commercial)	December 31, 2014	December 31, 2013
Funded	$2,695,000	$27,628,000
Unfunded/unreleased	146,185,000	155,437,000
Total	$148,880,000	$183,065,000

Our unfunded backlog is primarily comprised of the long-term contracts that we received from Spirit and NGC during 2008, Honda and Bell during 2011 and Cessna, Sikorsky and Embraer during 2012. These long-term contracts are expected to have yearly orders which will be funded in the future.

Approximately 70% of the funded backlog at December 31, 2014 is expected to be recognized as revenue during 2015.

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

Competition

We face competition in our role as both a prime contractor to the U.S. Government and as a subcontractor to military and commercial aircraft manufacturers. We compete with numerous larger, well-established prime contractors engaged in the supply of aircraft parts and assemblies to the military, including NGC, Lockheed, Boeing, Nordam and Triumph. All of these competitors possess significantly larger infrastructures, greater resources and the capabilities to respond to much larger contracts. In certain instances, we also may act as a subcontractor to some of these major prime contractors. We also compete against smaller contractors such as AeroComponents, Aerospace Engineering and Support, GSE Dynamics, Honeycomb Company of America, Alton Iron Works, B&B Devices and Precision Manufacturing Solutions.

We believe that our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products. While the larger prime contractors compete for significant modification awards and subcontract components to other suppliers, they generally do not compete for awards in smaller modifications, spares and replacement parts, even for aircraft for which they are the original manufacturer. We believe we compete effectively against the smaller competitors because smaller competitors generally do not have the expertise we have in responding to requests for proposals for government contracts.

Government Regulation

Environmental Regulation

We are subject to regulations administered by the U.S. Environmental Protection Agency, the U.S. Occupational Safety and Health Administration, various state agencies and county and local authorities acting in cooperation with federal and state authorities. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use and release of certain hazardous chemicals and substances. The extensive regulatory framework imposes compliance burdens and risks on us. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose civil and criminal fines in the case of violations.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) imposes strict, joint and several liability on the present and former owners and operators of facilities that release hazardous substances into the environment. The Resource Conservation and Recovery Act of 1976 (“RCRA”) regulates the generation, transportation, treatment, storage and disposal of hazardous waste. In New York State, the handling, storage and disposal of hazardous substances are governed by the Environmental Conservation Law, which contains the New York counterparts of CERCLA and RCRA. In addition, the Occupational Safety and Health Act, which requires employers to provide a place of employment that is free from recognized and preventable hazards that are likely to cause serious physical harm to employees, obligates employers to provide notice to employees regarding the presence of hazardous chemicals and to train employees in the use of such substances.

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

Federal Aviation Administration Regulation

We are subject to regulation by the Federal Aviation Administration (“FAA”) under the provisions of the Federal Aviation Act of 1958, as amended. The FAA prescribes standards and licensing requirements for aircraft and aircraft components. We are subject to inspections by the FAA and may be subjected to fines and other penalties (including orders to cease production) for noncompliance with FAA regulations. Our failure to comply with applicable regulations could result in the termination of or our disqualification from some of our contracts, which could have a material adverse effect on our operations.

Government Contract Compliance

Our government contracts and sub-contracts are subject to the procurement rules and regulations of the U.S. Government. Many of the contract terms are dictated by these rules and regulations. Specifically, cost-based pricing is determined under the Federal Acquisition Regulations (“FAR”), which provide guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. Government contracts. For example, costs such as those related to charitable contributions, advertising, interest expense, and public relations are unallowable, and therefore not recoverable through sales. During and after the fulfillment of a government contract, we may be audited in respect of the direct and allocated indirect costs attributed thereto. These audits may result in adjustments to our contract costs. Additionally, we may be subject to U.S. Government inquiries and investigations because of our participation in government procurement. Any inquiry or investigation can result in fines or limitations on our ability to continue to bid for government contracts and fulfill existing contracts. We believe that we are in compliance with all federal, state and local laws and regulations governing our operations and have obtained all material licenses and permits required for the operation of our business.

Government Contract Compliance

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

Employees

As of February 27, 2015, we had 281 full-time employees. We employ temporary personnel with specialized disciplines on an as-needed basis. None of our employees are members of a union. We believe that our relations with our employees are good.

Item 1A.  RISK FACTORS

In addition to other risks and uncertainties described in this Annual Report on Form 10-K, the following material risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements.

Risks related to our business

We depend on government contracts for a significant portion of our revenues.

We are a supplier, either directly or as a subcontractor, to the U.S. Government and its agencies. Government subcontracts accounted for 5% of our revenue in 2014, 66% of our revenue in 2013 and 63% of our revenue in 2012. In addition, 2% percent of revenue for 2014, 2% of revenue for 2013 and 7% of revenue for 2012 was derived from prime government contract sales. We depend on government contracts for a significant portion of our business. If we are suspended or barred from contracting with the U.S. Government, if our reputation or relationship with individual federal agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially adversely affected.

We face risks relating to government contracts.

The funding of U.S. Government programs is subject to congressional budget authorization and appropriation processes. For many programs, U.S. Congress appropriates funds on a fiscal year basis even though a program may extend over several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced in budgets approved by Congress or be included in the scope of separate supplemental appropriations.  In the event that appropriations for any of our programs becomes unavailable, or is reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the U.S. Government, which could have a material adverse effect on our future sales under such program, and on our financial position, results of operations and cash flows.

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

We have risks associated with competing in the bidding process for contracts.

We obtain many of our contracts through a competitive bidding process. In the bidding process, we face the following risks:

●	we must bid on programs in advance of their completion, which may result in unforeseen technological difficulties or cost overruns; we

●	must devote substantial time and effort to prepare bids and proposals for competitively awarded contracts that may not be awarded to us; and

●	awarded contracts may not generate sales sufficient to result in profitability.

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

We are subject to regulation by the FAA under the provisions of the Federal Aviation Act of 1958, as amended. The FAA prescribes standards and licensing requirements for aircraft and aircraft components. We are subject to inspections by the FAA and may be subjected to fines and other penalties (including orders to cease production) for noncompliance with FAA regulations. Our failure to comply with applicable regulations could result in the termination of or our disqualification from some of our contracts, which could have a material adverse effect on our operations and financial condition.

If our subcontractors or suppliers fail to perform their contractual obligations, our contract performance and our ability to obtain future business and our profitability could be materially and adversely impacted.

Most of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services that we must provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontract, our failure to extend existing task orders or issue new task orders under a subcontract, or our hiring of personnel of a subcontractor. A failure by one or more of our subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer eliminating our ability to progress bill or terminating our contract for default. A prohibition on progress billing may have an adverse effect upon our cash flow and profitability and a default termination could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. In addition, a delay in our ability to obtain components and equipment parts from our suppliers may affect our ability to meet our customers’ needs and may have a material adverse effect upon our profitability.

Due to fixed contract pricing, increasing contract costs exposes us to reduced profitability and the potential loss of future business.

Operating margin is adversely affected when contract costs that cannot be billed to customers are incurred.  This cost growth can occur if estimates to complete a contract increase due to technical challenges or if initial estimates used for calculating the contract price were incorrect.  The cost estimation process requires significant judgment and expertise. Reasons for cost growth may include unavailability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance, availability and timing of funding from the customer, natural disasters, and the inability to recover any claims included in the estimates to complete.  A significant increase in cost estimates on one or more programs could have a material adverse effect on our financial position or results of operations.

We use estimates when accounting for contracts. Changes in estimates could affect our profitability and our overall financial position.

We recognize revenue from our contracts over the contractual period under the percentage-of-completion (“POC”) method of accounting. Under the POC method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded on our balance sheet as an asset captioned “Costs and estimated earnings in excess of billings on uncompleted contracts.” Contracts where billings to date have exceeded recognized revenues are recorded on our balance sheet as a liability captioned “Billings in excess of costs and estimated earnings on uncompleted contracts.” Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in the financial statements in the period the change becomes known. The use of the POC method of accounting involves considerable use of estimates in determining revenues and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by us during any reporting period. We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however, there is no assurance that our estimates will be accurate. If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods. Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to pay for costs until the reported earnings materialize to actual cash receipts.

If the contracts associated with our backlog were terminated, our financial condition would be adversely affected.

The maximum contract value specified under each contract that we enter into is not necessarily indicative of the revenues that we will realize under that contract. Because we may not receive the full amount we expect under a contract, we may not accurately estimate our backlog because the earnings of revenues on programs included in backlog may never occur or may change. Cancellations of pending contracts or terminations or reductions of contracts in progress could have a material adverse effect on our business, prospects, financial condition or results of operations. As of December 31, 2014, our backlog was approximately $403 million, of which 30% was funded and 70% was unfunded.

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

Our management determined that as of December 31, 2014, our internal control over financial reporting was effective based on criteria created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) set forth in Internal Control – Integrated Framework (1992). However, if material weaknesses are identified in our internal control over financial reporting in the future, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to implement remedial measures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Such remedial measures could be expensive and time consuming and could potentially cause investors to lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

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

In order to perform on new programs we may be required to expend up-front costs which may not have been negotiated in our selling price. Additionally, we may have made margin assumptions related to those costs, that in the case of significant program delays and/or program cancellations, or if we are not successful in negotiating favorable margin on scope changes, could cause us to bear impairment charges which may be material, for costs that are not recoverable. Such charges and the loss of up-front costs could have a material adverse impact on our liquidity.

The loss of small business status may adversely affect our ability to compete for some government contracts.

We may be classified as a small business under certain of the codes under the North American Industry Classification Systems (“NAICS”) industry and product specific codes which are regulated in the U.S. by the Small Business Administration. We are not considered a small business under all NAICS codes. While we do not presently derive a substantial portion of our business from contracts which are set-aside for small businesses, we are able to bid on small business set-aside contracts as well as contracts which are open to non-small business entities. As the NAICS codes are periodically revised and for other reasons, it is possible that we may lose our status as a small business. The loss of small business status would adversely impact our eligibility for special small business programs and limit our ability to partner with other business entities which are seeking to team with small business entities as may be required under a specific contract.

Item 1B.      UNRESOLVED STAFF COMMENTS

None.

Item 2.      PROPERTIES

CPI Aerostructures’ executive offices and production facilities are situated in an approximately 171,000 square foot building located at 91 Heartland Blvd., Edgewood, New York 11717. CPI Aerostructures occupies this facility under a ten-year lease that commenced in June 2011. The current monthly base rent is $130,224, including real estate taxes.

Item 3.      LEGAL PROCEEDINGS

None.

Item 4.      MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are listed on the NYSE MKT under the symbol CVU. The following table sets forth for 2014 and 2013, the high and low sales prices of our common shares for the periods indicated, as reported by the NYSE MKT

Period	High	Low
2013
Quarter Ended March 31, 2013	$11.54	$8.39
Quarter Ended June 30, 2013	$10.87	$8.26
Quarter Ended September 30, 2013	$11.93	$10.54
Quarter Ended December 31, 2013	$15.15	$10.69
2014
Quarter Ended March 31, 2014	$16.00	$12.50
Quarter Ended June 30, 2014	$13.97	$12.00
Quarter Ended September 30, 2014	$12.75	$9.75
Quarter Ended December 31, 2014	$12.65	$9.12

On February 27, 2015, the closing sale price for our common shares on the NYSE MKT was $12.25. On February 27, 2015, there were 225 holders of record of our common shares and, we believe, over 2,200 beneficial owners of our common shares.

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

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There have been no sales of unregistered sales of our equity securities for the three months ended December 31, 2014.  The following table sets forth information for the three months ended December 31, 2014 with respect to repurchases of our outstanding common stock:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2014 – October 31, 2014	—	—	—	—
November 1, 2014 – November 30, 2014	—	—	—	—
December 1, 2014 – December 31, 2014	12,306	11.89	—	—
Total	12,306	11.89	—	—

(1)

Represents shares that were delivered to the Company pursuant to provisions of a stock option agreement and the Performance Equity Plan 2000, which permit payment of the exercise price of options in shares of common stock delivered to the Company.

Equity Compensation Plan Information

The following table sets forth certain information at December 31, 2014 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	349,982	$10.97	175,416

ITEM 6.   Selected Financial Data

The following table sets forth our financial data as of the dates and for the periods indicated. The data has been derived from our audited financial statements. The selected financial data should be read in conjunction with our financial statements and MD&A. Our results of operations for 2014 were materially affected by the change in estimate described in MD&A.

Statement of Operations Data:	Years Ended December 31,
	2014	2013	2012	2011	2010

Revenue	$39,687,010	$82,988,522	$89,272,582	$74,135,669	$43,990,784

Cost of sales	69,411,709	64,555,275	65,039,969	55,325,729	37,877,960

Gross profit (loss)	(29,724,699)	18,433,247	24,232,613	18,809,940	6,112,824

Selling, general and administrative expenses	7,308,220	6,704,524	7,322,630	7,931,586	5,415,292

Income (loss) from operations	(37,032,919)	11,728,723	16,909,983	10,878,354	697,532

Other income (expense):
Interest/ other income	145,072	78,957	31,520	4,065	3,770
Interest expense	(794,428)	(653,786)	(416,373)	(343,491)	(158,406)
Total other income (expense), net	(649,356)	(574,829)	(384,853)	(339,426)	(154,636)

Income (loss) before provision for (benefit from) income taxes	(37,682,275)	11,153,894	16,525,130	10,538,928	542,896
Provision for (benefit from) income taxes	(12,473,000)	3,417,000	5,514,000	3,122,000	13,000

Net income (loss)	$(25,209,275)	$7,736,894	$11,011,130	$7,416,928	$529,896

Income (loss) per common share – basic	$(2.98)	$0.92	$1.43	$1.08	$0.08

Income (loss) per common share – diluted	$(2.98)	$0.91	$1.40	$1.04	$0.08

Basic weighted average number of common shares outstanding	8,465,937	8,389,048	7,721,304	6,869,624	6,489,942

Diluted weighted average number of common shares outstanding	8,465,937	8,470,578	7,865,090	7,133,604	6,736,501

Balance Sheet Data:	At December 31,
	2014	2013	2012	2011	2010

Cash	$1,504,907	$2,166,103	$2,709,803	$878,200	$823,376

Costs and estimated earnings in excess of billings on uncompleted contracts	79,054,139	112,597,136	108,909,844	79,126,828	47,165,166

Total current assets	97,700,457	120,181,761	119,354,056	85,209,924	54,747,455

Total assets	104,154,723	124,272,594	124,883,516	89,056,573	56,457,187

Total current liabilities	36,835,815	31,741,678	39,645,331	33,023,488	10,370,285

Working capital	60,864,642	88,440,083	79,708,725	52,186,436	44,377,170

Short-term debt	26,121,713	22,370,349	24,550,564	16,987,380	1,485,008

Long-term debt	1,289,843	2,198,187	3,209,873	889,239	1,190,097

Shareholders’ equity	64,813,156	88,951,519	80,594,199	54,026,207	44,670,443

Total liabilities and shareholders’ equity	104,154,723	124,272,594	124,883,516	89,056,573	56,457,187

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this Annual Report on Form 10-K and in future filings by us with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. We have no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

You should read the financial information set forth below in conjunction with our financial statements and notes thereto.

Business Operations

We are engaged in the contract production of structural aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense aerospace markets. We have also recently expanded our presence in the aerosystems segment of the aerospace market, with our production of various reconnaissance pod structures and fuel panel systems. Within the global aerostructure and aerosystem supply chain, we are either a Tier 1 supplier to aircraft OEMs or a Tier 2 subcontractor to major Tier 1 manufacturers. We also are a prime contractor to the U.S. Department of Defense, primarily the U.S. Air Force. In conjunction with our assembly operations, we provide engineering, program management, supply chain management and kitting, and MRO services.

Critical Accounting Policies

Revenue Recognition

We recognize revenue from our contracts over the contractual period under the percentage-of-completion (“POC”) method of accounting. Under the POC method of accounting, revenue and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned “Costs and estimated earnings in excess of billings on uncompleted contracts.” Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned “Billings in excess of costs and estimated earnings on uncompleted contracts.” Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in the financial statements in the period the change becomes known. The use of the POC method of accounting involves considerable use of estimates in determining revenues and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by us during any reporting period. We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however, we cannot assure you that our estimates will be accurate. If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods. Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to pay for costs until the reported earnings materialize to actual cash receipts.

Results of Operations

Year Ended December 31, 2014 as Compared to the Year Ended December 31, 2013

Revenue. Revenue for the year ended December 31, 2014 was $39,687,010 compared to $82,988,522 for the same period last year, representing a decrease of $43,301,512 or 52.2%.

Overall, revenue generated from prime government contracts for the year ended December 31, 2014 was $778,175 compared to $1,373,456 for the year ended December 31, 2013, a decrease of $595,281 or 43%. This decrease is consistent with our shift from being primarily a prime contractor to the U.S. Government to a subcontractor to large prime contractors.

Revenue generated from government subcontracts for the year ended December 31, 2014 was $2,059,029 compared to $54,837,383 for the year ended December 31, 2013, a decrease of $52,778,354 or 96%. Approximately $50.3 million of this decrease was a result of the change in estimate on our Wing Replacement Program for the U.S. Air Force’s A-10 Thunderbolt aircraft. During the period ended June 30, 2014, the Company adjusted the estimated total revenue and recorded a loss on the A-10 contract. This change in estimate predominately accounts for the large decrease in revenue from government subcontracts.

Revenue generated from commercial contracts was $36,849,806 for the year ended December 31, 2014 compared to $26,777,683 for the year ended December 31, 2013, an increase of $10,072,123 or 37.6%. Approximately $5.1 million of this increase in revenue was a result in the ramp up in production on the Embrear Phenom 300 program. Additionally, approximately $1.3 million of the increase was related to production on the Cessna Citation program and $700,000 was related to the HondaJet program. All of these programs were won in the 2011-2012 timeframe and achieved regular production during 2014.

During the year ended December 31, 2014, we received approximately $92.9 million of new contract awards, which included $0.5 million of government prime contract awards, approximately $67.1 million of government subcontract awards and approximately $25.3 million of commercial contract awards, compared to $122.3 million of new contract awards in 2013, which included no government prime contract awards, $96.0 million of government subcontract awards and $26.3 million of commercial contract awards.

Gross profit/loss. Gross profit/loss for the year ended December 31, 2014 was a loss of $29,724,699 compared to a profit of $18,433,247 for the year ended December 31, 2013, a decrease of $48,157,946. Gross profit/loss percentage (“gross margin”) for the year ended December 31, 2014 was (74.9%) compared to 22.2% for the same period last year. The swing in gross margin from a profit to a loss is the result of the change in estimate on the A-10 program described above.

Because of the extremely competitive market as we transition to more commercial work, the cost justification audit related to the anticipated multiyear release on the E-2D program, as well as the normal lower margins achieved during the early stages of long-term commercial programs, and the remaining effect of the A-10 program, we expect our gross margin percentage for 2015 to be in the range of 19%-21%.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2014 were $7,308,220 compared to $6,704,524 for the year ended December 31, 2013, an increase of $603,696, or 9.0%. This increase was primarily due to an approximately $148,000 increase in salaries, $100,000 of which is the result of the separation payment paid to our former CEO, a $140,000 increase in Board of Directors’ fees, the result of having one more board member in 2014 than in 2013, a $110,000 increase in computer expenses, resulting from increased computer licensing costs associated with our larger staff, an $86,000 increase in consulting fees, predominately the result of the consulting fees paid to our former CEO after his employment ended, and an $80,000 increase in employee insurance and benefits, the result of increases associated with insurance costs nationally.

Interest expense. Interest expense for the year ended December 31, 2014 was $794,428, compared to $653,786 for 2013, an increase of $140,642 or 21.5%. The increase in interest expense is the result of an increase in the average amount of outstanding debt during 2014 as compared to 2013.

Income (loss) from operations. We had a loss from operations for the year ended December 31, 2014 of $37,032,919 compared to income of $11,728,723 for the year ended December 31, 2013 resulting predominately from the A-10 change in estimate.

Income Taxes. Because of the change in estimate on the Company’s A-10 program, described above, the Company incurred a net loss for the year ended December 31, 2014. This net loss, after adjustment for carrying back tax losses to recover previously paid taxes, results in a net operating loss carryforward at December 31, 2014 of approximately $7,600,000 which will expire in 2029.

Year Ended December 31, 2013 as Compared to the Year Ended December 31, 2012

Revenue. Revenue for the year ended December 31, 2013 was $82,988,522 compared to $89,272,582 for the same period in 2012, representing a decrease of $6,284,060 or 7.0%.

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

The gross margin percentage is lower in 2013 than in 2012 because of adjustments to our long term programs with Spirit (now Triumph) on the G650, NGC and Boeing as well as the C-5 TOP Program. The adjustment for our G650 program was the result of price reductions given as part of an agreement to increase the program value and to extend the life of the program until 2019. The adjustment for NGC was a result of price reductions that were necessary upon the completion of a government pricing analysis. The adjustment for our Boeing program was a result of the negotiations for program changes. The Boeing adjustment approximates a 200 basis point decrease in our gross margin percentage. The adjustment for the C-5 TOP Program was the result of excess time and work required on C-5 wing tip panels

Additionally, the gross margin percentage was 80 basis points below our expected gross margin range of 23%-24%, because of excess engineering time required on our Pod program with UTAS Aerospace.

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

Business Outlook

The statements in the “Business Outlook” section and other forward-looking statements of this Annual Report on Form 10-K are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times.

Liquidity and Capital Resources

General. At December 31, 2014, we had working capital of $60,864,742 compared to $88,440,083 at December 31, 2013, a decrease of $27,575,341, or 31%. This decrease was predominately the result of costs and estimated earnings in excess of billings on uncompleted contracts (“CEE”) being approximately $33.5 million lower at December 31, 2014 as compared to 2013, because of the change in estimate on the A-10 program, previously discussed, offset by the increase in refundable income taxes.

Cash Flow. A large portion of our cash is used to pay for materials and processing costs associated with contracts that are in process and which do not provide for progress payments. Costs for which we are not able to bill on a progress basis are components of CEE on our balance sheet and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms.

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

In order to perform on new programs, such as the UTAS Aerospace and Embraer programs, we may be required to expend up-front costs that may have to be amortized over a portion of production units.  In the case of significant program delays and/or program cancellations, we could be required to bear impairment charges which may be material, for costs that are not recoverable.  Such charges and the loss of up-front costs could have a material impact on our liquidity and results of operations.

We continue to work to obtain better payment terms with our customers, including accelerated progress payment arrangements, as well as exploring alternative funding sources.

At December 31, 2014, our cash balance was $1,504,907 compared to $2,166,103 at December 31, 2013, a decrease of $661,196. Our accounts receivable balance at December 31, 2014 increased to $6,466,814 from $4,392,254 at December 31, 2013.

Bank Credit Facilities.

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

On December 5, 2012, the Company entered into an Amended and Restated Credit Agreement with Sovereign Bank (“Restated Agreement”) as the sole arranger, administrative agent, collateral agent and lender and Valley National Bank as lender. The Restated Agreement increased the revolving credit facility under the Prior Agreement from $18 million to $35 million (the “Revolving Facility”), refinanced one of the previous term loans as a revolving credit loan, continued the other term loan and then-existing revolving credit loans, and amended and restated the general terms of the Prior Agreement. The revolving credit loans under the Restated Agreement mature on December 5, 2016. The Revolving Facility and term loan under the Restated Agreement are secured by all of our assets.

On August 6, 2014, the Company entered into a First Amendment and Waiver to Amended and Restated Credit Agreement (the “Amendment”) with Santander Bank, N.A., formerly known as Sovereign Bank, N.A., to (i) amend certain terms of the Revolving Facility to provide that contract reimbursement payments that may be received by the Company in connection with the Company’s A-10 program will be used to prepay revolving credit loans made pursuant to the Revolving Facility and (ii) waive non-compliance by the Company of the Restated Agreement covenant requiring Minimum Net Income (as defined in the Restated Agreement) to be at least $1.00 as of the end of the fiscal quarter ended June 30, 2014.

As of December 31, 2014, the Company was in compliance with all covenants contained in the Restated Agreement.

As of December 31, 2014 and 2013, the Company had $25.2 million and $21.4 million, respectively, outstanding under the Revolving Facility.

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

Contractual Obligations. The table below summarizes information about our contractual obligations as of December 31, 2014 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Debt	$2,100,000	$900,000	$1,200,000	$-	$-

Capital Lease Obligations	161,556	71,713	67,023	$22,819	-

Operating Leases	12,375,456	1,562,684	3,239,849	3,400,216	$4,172,707

Employment Agreement Compensation**	1,176,000	588,000	588,000	-	-

Interest Rate Swap Agreement	14,716	-	14,716	-	-

Total Contractual Cash Obligations	$15,827,728	$3,122,397	$5,109,588	$3,423,035	$4,172,707

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

There were no material changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The report called for by Item 308(a) of Regulation S-K is included herein as “Management’s Report on Internal Control Over Financial Reporting.”

The attestation report called for by Item 308(b) of Registration S-K is included herein as “Report of Independent Registered Public Accounting Firm”.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses. Based on the evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our independent registered public accounting firm, CohnReznick LLP, audited our internal control over financial reporting as of December 31, 2014. CohnReznick LLP’s report dated March 6, 2015 expressed an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

CPI Aerostructures, Inc.

We have audited CPI Aerostructures, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Intergrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of CPI Aerostructures, Inc. as of December 31, 2014 and 2013, and the related statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014, and our report dated March 6, 2015 expressed an unqualified opinion of those financial statements.

/s/CohnReznick LLP

Jericho, New York

March 6, 2015

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

See Item 14.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Items 10, 11, 12, 13 and 14 will be contained in our definitive proxy statement for our 2015 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Exchange Act, and incorporated herein by reference

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1. The following financial statements are filed as a part of this report:

      Report of Independent Registered Public Accounting Firm

      Balance Sheets as of December 31, 2014 and 2013

      Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2014, 2013 and 2012

      Statements of Shareholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012

      Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

      Notes to Financial Statements

2. The following financial statement schedule is filed as part of this report:

Schedule II -Valuation and Qualifying Accounts-Allowance for Doubtful Accounts

3. The following exhibits are filed as part of this report:

Exhibit Number	Name of Exhibit	No. in Document

3.1	Certificate of Incorporation of the Company, as amended. (1)	3.1

3.1(a)	Certificate of Amendment of Certificate of Incorporation filed on July 14, 1998. (3)	3.1(a)

3.2	Amended and Restated By-Laws of the Company. (11)	3.2

10.2	1995 Employee Stock Option Plan. (2)	10.4

10.3	Form of military contract. (1)	10.7

10.4	1998 Performance Equity Plan. (3)	10.28

10.5	Performance Equity Plan 2000. (4)	10.29

10.5.1	Amendment to Performance Equity Plan 2000 (9)	10.6.1

*10.7	Stock Option Agreement between the Company and Edward J. Fred, dated June 18, 2002. (6)	10.56

10.9	Registration Rights Agreement between the Company and Chemical Investments dated February 26, 2002, as assigned to Crescendo Partners, II. (7)	10.27

10.9.1	Schedule of Omitted Document in the form of Exhibit 10.9, including material detail in which such document differs from Exhibit 10.9. (7)	10.27.1

*10.10	Stock Option agreement between Vincent Palazzolo and the Company, dated as of May 17, 2004. (8)	10.22

*10.11	Employment Agreement between Vincent Palazzolo and the Company, dated as of December 16, 2009. (10)	10.2

*10.12	Stock Option Agreement between the Company and Vincent Palazzolo, dated December 1, 2006. (9)	10.24

*10.13	Amended and Restated Employment Agreement between Edward J. Fred and the Company, dated December 16, 2009. (10)	10.1

10.14	Credit Agreement between CPI Aerostructures, Inc., and Sovereign Bank, dated as of August 13, 2007 (12)	10.23

10.15	Commercial Security Agreement, dated August 13, 2007, between CPI Aerostructures, Inc., Grantor, and Sovereign Bank, Lender (12)	10.24

10.16	First Amendment to Credit Agreement, dated as of October 22, 2008, by and between CPI Aerostructures, Inc. and Sovereign Bank (15)	10.16

10.17	ISDA 2002 Master Agreement and Schedule, dated as of October 22, 2008, between Sovereign Bank and CPI Aerostructures, Inc. (15)	10.17

10.18	Second Amendment to Credit Agreement, dated as of July 7, 2009, by and between CPI Aerostructures, Inc. and Sovereign Bank (14)	10.1

*10.19	Employment Agreement between Douglas McCrosson and the Company, dated as of December 16, 2009. (10)	10.3

10.20	Performance Equity Plan 2009 (16)

10.21	Third Amendment to Credit Agreement, dated as of May 26, 2010, by and between CPI Aerostructures, Inc. and Sovereign Bank (17)	10.1

10.22	Fifth Amendment to Credit Agreement, dated as of May 11, 2011, by and between CPI Aerostructures, Inc. and Sovereign Bank (18)	10.1

10.23	Agreement of Lease, dated June 30, 2011, between Heartland Boys II L.P. and CPI Aerostructures Inc. (19)	10.1

10.24	Sixth Amendment to Credit Agreement, dated as of September 1, 2011, by and between CPI Aerostructures, Inc. and Sovereign Bank (20)	10.1

*10.25	Letter Amendment to Employment Agreement, dated November 4, 2011, from the Company to Edward J. Fred (21)	10.1

*10.26	Letter Amendment to Employment Agreement, dated November 4, 2011, from the Company to Vincent Palazzolo (21)	10.2

*10.27	Letter Amendment to Employment Agreement, dated November 4, 2011, from the Company to Douglas McCrosson (21)	10.3

10.28	Seventh Amendment to Credit Agreement, dated as of November 29, 2011, by and between CPI Aerostructures, Inc. and Sovereign Bank (22)	10.1

10.29	Eighth Amendment to Credit Agreement, dated as of March 9, 2012 by and between CPI Aerostructures, Inc. and Sovereign Bank, N.A. (23)	10.1

10.30	Underwriting Agreement, dated June 8, 2012 between CPI Aerostructures, Inc., Selling Stockholders and Roth Capital Partners, LLC, as representative (24)	10.1

10.31	Amended and Restated Credit Agreement, dated as of December 5, 2012, among CPI Aerostructures, Inc., the several lenders from time to time party thereto, and Sovereign Bank, N.A. (25)	10.1

10.32	First Amendment to Waiver to Amended and Restated Credit Agreement, dated as of August 6, 2014 by and between CPI Aerostructures, In. and Santander Bank, N.A. and Valley National Bank (26)	10.1

**10.33	From the Restricted Stock Unit between the Company and Non-Employee Directors

**10.34	Description of Non-Employee Director Compensation Plan

10.35	Form of Stock Option Agreement with Non-Employee Directors (27)	10.34

**12	Statement re Computation of Ratios

14	Code of Business Conduct and Ethics (13)

**21	Subsidiaries of the Registrant

**23.1	Consent of CohnReznick LLP

**31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***101.INS	XBRL Instance
***101.SCH	XBRL Taxonomy Extension Schema
***101.CAL	XBRL Taxonomy Extension Calculation
***101.DEF	XBRL Taxonomy Extension Definition
***101.LAB	XBRL Taxonomy Extension Labels
***101.PRE	XBRL Taxonomy Extension Presentation

*Management compensation contract or arrangement.

**Filed herewith.

*** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

(19)	Filed as an exhibit to the Company’s Current Report on Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference

(20)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated September 2, 2011 and incorporated herein by reference

(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 7, 2011 and incorporated herein by reference

(22)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 30, 2011 and incorporated herein by reference

(23)	Filed as an exhibit to the Company's Current Report on Form 8-K dated March 12, 2012 and incorporated herein by reference

(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated June 8, 2012 and incorporated herein by reference

(25)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 6, 2012 and incorporated herein by reference

(26)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated August 7, 2014 and incorporated herein by reference.

(27)	Filed as an exhibit to the Company’s Current Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference

CPI AEROSTRUCTURES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

CPI Aerostructures, Inc.

We have audited the accompanying balance sheets of CPI Aerostructures, Inc. as of December 31, 2014 and 2013, and the related statements of operations and comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the financial statements included the financial statement schedule listed in the index appearing under Item 15. CPI Aerostructures, Inc.’s management is responsible for these financial statements and the financial statement schedule. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CPI Aerostructures, Inc. as of December 31, 2014 and 2013, and its results of operations and cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CPI Aerostructures, Inc.’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2015, expressed an unqualified opinion on the effectiveness of CPI Aerostructures, Inc.’s internal control over financial reporting.

/s/CohnReznick LLP

Jericho, New York

March 6, 2015

CPI AEROSTRUCTURES, INC.

BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash	$1,504,907	$2,166,103
Accounts receivable, net	6,466,814	4,392,254
Costs and estimated earnings in excess of billings on uncompleted Contracts	79,054,139	112,597,136
Deferred income taxes	1,708,000	417,000
Refundable income taxes	8,138,322	---
Prepaid expenses and other current assets	828,275	609,268
Total current assets	97,700,457	120,181,761

Property and equipment, net	2,755,186	2,849,753
Deferred income taxes	3,591,000	1,133,000

Other assets	108,080	108,080

Total Assets	$104,154,723	$124,272,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,928,456	$7,614,755
Accrued expenses	1,061,747	654,868
Billings in excess of costs and estimated earnings on uncompleted contracts	193,650	276,170
Current portion of long-term debt	971,713	1,020,349
Contract loss	396,182	---
Line of credit	25,150,000	21,350,000
Deferred income taxes	128,000	89,000
Income taxes payable	6,067	736,536
Total current liabilities	36,835,815	31,741,678

Long-term debt, net of current portion	1,289,843	2,198,187
Deferred income taxes	622,000	788,000
Other liabilities	593,909	593,210
Total Liabilities	39,341,567	35,321,075

Commitments

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, 8,500,555 and 8,410,493 shares, respectively, issued and outstanding	8,501	8,410

Additional paid-in capital	51,440,770	50,381,348
Retained earnings	13,373,601	38,582,876
Accumulated other comprehensive loss	(9,716)	(21,115)

Total Shareholders’ Equity	64,813,156	88,951,519
Total Liabilities and Shareholders’ Equity	$104,154,723	$124,272,594

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)

Years ended December 31,	2014	2013	2012

Revenue	$39,687,010	$82,988,522	$89,272,582

Cost of sales	69,411,709	64,555,275	65,039,969

Gross profit (loss)	(29,724,699)	18,433,247	24,232,613

Selling, general and administrative expenses	7,308,220	6,704,524	7,322,630

Income (loss) from operations	(37,032,919)	11,728,723	16,909,983

Other income (expense):
Interest/other income	145,072	78,957	31,520
Interest expense	(794,428)	(653,786)	(416,373)
Total other expense, net	(649,356)	(574,829)	(384,853)
Income (loss) before provision for (benefit from) income taxes	(37,682,275)	11,153,894	16,525,130

Provision for (benefit from) income taxes	(12,473,000)	3,417,000	5,514,000

Net income (loss)	(25,209,275)	7,736,894	11,011,130

Other comprehensive income (loss), net of tax
Change in unrealized gain (loss)-interest rate swap	11,399	19,712	(19,055)

Comprehensive income (loss)	$(25,197,876)	$7,756,606	$10,992,075
Income (loss) per common share-basic	$(2.98)	$0.92	$1.43

Income (loss) per common share-diluted	$(2.98)	$0.91	$1.40

Shares used in computing income (loss) per common share:
Basic	8,465,937	8,389,048	7,721,304
Diluted	8,465,937	8,470,578	7,865,090

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

Years ended December 31, 2014, 2013 and 2012

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance at January 1, 2012	7,079,638	$7,080	$35,346,273	$19,834,852		$(1,140,226)	$(21,772)	$54,026,207
Net Income	----	----	----	11,011,130		----	----	11,011,130
Change in unrealized loss from interest rate swap	----	----	----	----		----	(19,055)	(19,055)

Common stock issued in share offering	1,195,750	1,195	13,322,499	----		----	----	13,323,694
Common stock issued upon exercise of options	210,143	210	1,290,305	----		----	----	1,290,515
Common stock issued as employee compensation	19,165	19	266,032	----		----	----	266,051
Stock based compensation expense	----	----	382,657	----		----	----	382,657
Tax benefit from stock option plans	----	----	313,000	----		----	-----	313,000
Treasury stock retired	(133,257)	(133)	(1,140,093)	----		1,140,226	----	----
Balance at December 31, 2012	8,371,439	8,371	49,780,673	30,845,982		----	(40,827)	80,594,199
Net Income	----	----	----	7,736,894		----	----	7,736,894
Change in unrealized loss from interest rate swap	----	----	----	----		----	19,712	19,712

Common stock issued upon exercise of options	18,399	18	(18)	----		----	----	---
Common stock issued as employee compensation	20,655	21	193,884	----		----	----	193,905
Stock based compensation expense	----	----	379,809	----		----	----	379,809
Tax benefit from stock option plans	---	---	27,000	--		---	---	27,000
Balance at December 31, 2013	8,410,493	$8,410	$50,381,348	$38,582,876		---	$(21,115)	$88,951,519
Net Loss	----	----	----	(25,209,275)		----	----	(25,209,275)
Change in unrealized loss from interest rate swap	----	----	----	----		----	11,399	11,399

Common stock issued upon exercise of options	85,312	86	447,665	----		----	----	447,751
Common stock issued as employee compensation	4,750	5	57,992	----		----	----	57,997
Stock based compensation expense	----	----	467,765	----		----	----	467,765
Tax benefit from stock option plans	---	---	86,000	--		---	---	86,000

Balance at December 31, 2014	8,500,555	$8,501	$51,440,770	$13,373,601	$	---	$(9,716)	$64,813,156

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF CASH FLOWS

Years ended December 31,	2014	2013	2012

Cash flows from operating activities:
Net income (loss)	$(25,209,275)	$7,736,894	$11,011,130
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	763,736	704,435	623,795
Deferred rent	17,098	54,621	90,419
Stock-based compensation expense	467,765	379,809	382,657
Common stock issued as employee compensation	57,993	41,830	37,761
Loss on disposal of fixed asset	1,042	---	---
Deferred portion of provision for income taxes	(3,790,000)	(107,000)	11,000
Tax benefit for stock options	(86,000)	(27,000)	(313,000)
Bad debts	---	---	(50,000)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,074,560)	2,382,092	(3,951,680)
(Increase) decrease in other assets	---	1,512,904	---
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	33,542,997	(3,612,292)	(29,783,016)
Decrease (increase) in prepaid expenses and other current assets	(219,007)	(183,205)	240,263
Increase (decrease) in refundable income taxes	(8,138,322)	---	---
Increase in accounts payable and accrued expenses	1,715,580	(5,817,028)	1,465,562
Increase in accrued losses on uncompleted contracts	396,182	---	---
(Decrease) increase in income taxes payable	(730,469)	582,536	(2,383,000)
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	(82,520)	(380,683)	540,387
Net cash provided by (used in) operating activities	(3,367,760)	3,267,913	(22,077,722)
Cash flows from investing activities:
Purchase of property and equipment	(602,924)	(637,370)	(825,110)

Net cash used in investing activities	(602,924)	(637,370)	(825,110)

Cash flows from financing activities:
Proceeds from exercise of stock options	447,751	---	1,290,515
Proceeds from sale of common stock	---	---	13,323,694
Payment of line of credit	(4,700,000)	(13,100,000)	(4,000,000)
Proceeds from line of credit	8,500,000	11,000,000	11,350,000
Payment of long-term debt	(1,024,263)	(1,101,243)	(2,042,774)
Proceeds from long-term debt	---	---	4,500,000
Tax benefit for stock options	86,000	27,000	313,000
Net cash provided by (used in) financing activities	3,309,488	(3,174,243)	24,734,435
Net increase (decrease) in cash	(661,196)	(543,700)	1,831,603
Cash at beginning of year	2,166,103	2,709,803	878,200
Cash at end of year	$1,504,907	$2,166,103	$2,709,803

Supplemental schedule of noncash investing and financing activities:

Equipment acquired under capital lease	$67,283	$9,342	$76,592
Accrued expenses settled in exchange for common stock	---	$152,076	$228,290
Stock options proceeds paid with Company’s stock	---	$303,064	$355,655
Supplemental schedule of cash flow information:

Cash paid during the year for interest	$915,695	$985,189	$783,373
Cash paid for income taxes	$855,000	$3,000,000	$7,886,409

See Notes to Financial Statements

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS

1.              Principal business activity And summary of significant Accounting policies:

CPI Aerostructures, Inc. (“CPI Aero®” or the “Company”) is a U.S. supplier of aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets. We manufacture complex aerostructure assemblies, as well as aerosystems. Additionally, we supply parts for MRO and kitting contracts.

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

When adjustments are required for the estimated total revenue on a contract, these changes are recognized with an inception-to-date effect in the current period. Also, when estimates of total costs to be incurred exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined. During the year ended December 31, 2014, the Company adjusted the estimated total revenue and recorded a loss on its Wing Replacement Program (“WRP”) for the U.S. Air Force’s A-10 Thunderbolt aircraft (“A-10”).

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

Because of the probable termination of the Company’s A-10 WRP, the Company has reduced its revenue estimates with respect to this program by approximately 41%. This change in estimate results in an approximate cumulative $44.7 million decrease in revenue from the inception of the program in 2008 through June 30, 2014, all of which was recorded in the quarter ended June 30, 2014. Also, the uncertainty of the future of the A-10 aircraft has impacted the Company’s ability to achieve normal program cost reductions at suppliers. Accordingly, in addition to the $44.7 million adjustment to revenue, we have recorded a $2.6 million adjustment to cost of sales on the A-10 WRP.

CPI AEROSTRUCTURES, INC.

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

Cash

The Company maintains its cash in two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed these limits. As of December 31, 2014 and 2013, the Company had approximately $1,110,000 and $2,112,000, respectively, of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly credit worthy.

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

Long-Lived Assets

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

Short-Term Debt

The fair value of the Company’s short-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Using this method, the fair value of the Company’s short-term debt was not significantly different than the stated value at December 31, 2014 and 2013.

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

In October 2008, the Company entered into an interest rate swap with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt. The notional amount, maturity date, and currency of these contracts match those of the underlying debt. The Company has designated this interest rate swap contract as a cash flow hedge. The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item. No material ineffectiveness was recognized in 2014 and 2013. As of December 31, 2014 and 2013, we had a net deferred loss associated with cash flow hedges of approximately $14,700 and $32,000, respectively, due to the interest rate swap which has been included in Other Liabilities.

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

Fair Value

At December 31, 2014 and 2013, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	2014		2013
	Carrying	Fair Value	Carrying	Fair Value
	Amount		Amount
Debt
Short-term borrowings and long-term debt	$27,411,556	$27,411,556	$24,568,536	$24,568,536

We estimated the fair value of debt using market quotes and calculations based on market rates.

CPI AEROSTRUCTURES, INC.

The following tables present the fair values of liabilities measured on a recurring basis as of December 31, 2014 and 2013:

		Fair Value Measurements 2014
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest Rate Swap	$14,716	--	$14,716	--
Total	$14,716	--	$14,716	--

		Fair Value Measurements 2013
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest Rate Swap	$31,992	--	$31,992	--
Total	$31,992	--	$31,992	--

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

As of December 31, 2014 and 2013, $14,716 and $31,992, respectively, was included in Other Liabilities related to the fair value of the Company’s interest rate swap, and $9,716 and $21,115, respectively, net of tax of $5,000 and $10,877, respectively, was included in Accumulated Other Comprehensive Loss.

Earnings Per Share

Basic earnings per common share is computed using the weighted-average number of shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. No incremental shares were used in the calculation of diluted loss per common share in 2014, as the effect of incremental shares would be anti-dilutive. Incremental shares of 381,919 were used in the calculation of diluted earnings per common share in 2013. Incremental shares of 116,292 were not included in the diluted earnings per share calculations at December 31, 2013, as their exercise price was in excess of the Company’s quoted market price and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation. Incremental shares of 415,517 were used in the calculation of diluted earnings per common share in 2012. Incremental shares of 124,217 were not included in the diluted earnings per share calculations at December 31, 2012, as their exercise price was in excess of the Company’s quoted market price and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation.

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

CPI AEROSTRUCTURES, INC.

2.              COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

At December 31, 2014, costs and estimated earnings in excess of billings on uncompleted contracts (unbilled) consist of:

	U.S. Government	Commercial	Total
Costs incurred on uncompleted contracts	$299,871,583	$90,272,545	$390,144,128

Estimated earnings	56,708,610	39,773,983	96,482,593

	356,580,193	130,046,528	486,626,721
Less billings to date	313,441,471	94,324,761	407,766,232

Costs and estimated earnings in excess of billings on uncompleted contracts	$43,138,722	$35,721,767	$78,860,489

At December 31, 2013, costs and estimated earnings in excess of billings on uncompleted contracts (unbilled) consist of:

	U.S. Government	Commercial	Total

Costs incurred on uncompleted contracts	$259,050,407	$62,502,116	$321,552,523

Estimated earnings	95,590,879	30,694,605	126,285,484

	354,641,286	93,196,721	447,838,007
Less billings to date	272,783,120	62,733,921	335,517,041

Costs and estimated earnings in excess of billings on uncompleted contracts	$81,858,166	$30,462,800	$112,320,966

The above amounts are included in the accompanying balance sheets under the following captions at December 31, 2014 and 2013:

	2014	2013

Costs and estimated earnings in excess of billings on uncompleted contracts	$79,054,139	$112,597,136

Billings in excess of costs and estimated earnings on uncompleted contracts	(193,650)	(276,170)

Totals	$78,860,489	$112,320,966

Unbilled costs and estimated earnings are billed in accordance with applicable contract terms. As of December 31, 2014, approximately $3 million of the balances above are not expected to be collected within one year. There are no amounts billed under retainage provisions.

CPI AEROSTRUCTURES, INC.

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the years ended December 31, 2014, 2013 and 2012, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $42,568,000, $3,700,000 and $1,300,000, respectively, from that which would have been reported had the revised estimate been used as the basis of recognition of contract profits in prior years.

Although management believes it has established adequate procedures for estimating costs to complete on uncompleted open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion.

CPI AEROSTRUCTURES, INC.

3.               ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables as follows:

December 31,	2014	2013

Billed receivables	$6,491,814	$4,417,254
Less: allowance for doubtful accounts	(25,000)	(25,000)
	$6,466,814	$4,392,254

4.	PROPERTY AND EQUIPMENT:

			Estimated
December 31,	2014	2013	Useful Life (years)

Machinery and equipment	$1,646,787	$1,263,962	5 to 10
Computer equipment	3,163,227	2,901,373	5
Furniture and fixtures	610,323	600,185	7
Automobiles and trucks	13,162	13,162	5
Leasehold improvements	1,532,355	1,518,779	10
	6,965,854	6,297,461
Less accumulated depreciation and amortization	4,210,668	3,447,708
	$2,755,186	$2,849,753

Depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 was $763,736, $704,435 and $623,795, respectively.

During the years ended December 31, 2014 and 2013, the Company acquired $67,283 and $9,342, respectively, of property and equipment under notes payable and capital leases.

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

On December 5, 2012, the Company entered into an Amended and Restated Credit Agreement with Sovereign Bank as the sole arranger, administrative agent and collateral agent and Valley National Bank. The Restated Agreement provides for a revolving credit loan commitment (the “Revolving Facility”) of $35 million, which replaces the Sovereign Revolving Facility, and a term loan of $3.9 million. The term of the Restated Agreement is through December 2016. The Restated Agreement increases the availability under, and amends and restates the Prior Agreement. One of the term loans under the Prior Agreement was refinanced as a revolving credit loan under the Restated Agreement. The other term loan and the revolving credit loans under the Prior Agreement continued as a term loan and revolving credit loan under the Restated Agreement.

As of December 31, 2014, the Company was in compliance with all covenants contained in the Restated Agreement. As of December 31, 2014, the Company had $25.2 million outstanding under the Revolving Facility bearing interest at 3.25%.

6.               LONG-TERM DEBT

On October 22, 2008, the Company obtained a $3 million term loan from Sovereign Bank to be amortized over five years (the “Sovereign Term Facility”). Prior to entering into the term loan the Company had borrowed $2.5 million under the Sovereign Revolving Facility to fund the initial tooling costs related to a long-term contract. The Company used the proceeds from the Sovereign Term Facility to repay the borrowings under the Sovereign Revolving Facility and to pay for additional tooling related to a long-term contract. This term loan was refinanced as part of the Revolving Facility under the Restated Agreement.

CPI AEROSTRUCTURES, INC.

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

The maturities of the long-term debt are as follows:

Year ending December 31,

2015	$971,713
2016	951,927
2017	315,097
2018	16,350
2019	6,469
$2,261,556

Also included in long-term debt are capital leases and notes payable of $161,555 and $218,536 at December 31, 2014 and 2013, respectively, including a current portion of $71,713 and $120,349, respectively.

The cost of assets under capital leases was approximately $1,118,720 and $1,061,000 at December 31, 2014 and 2013, respectively. Accumulated depreciation of assets under capital leases was approximately $765,000 and $570,000 at December 31, 2014 and 2013, respectively.

7.               COMMITMENTS:

The Company has employment agreements with two employees. The aggregate future commitment under these agreements is as follows:

Year ending December 31,

2015	$588,000
2016	588,000
$1,176,000

These agreements provide for additional bonus payments that are calculated as defined in the respective employment agreements.

The Company leases an office and warehouse facility under a non-cancelable operating lease which expires in December 2022. The aggregate future commitment under this agreement is as follows:

Year ending December 31,

2015	$1,562,685
2016	1,600,467
2017	1,639,382
2018	1,679,465
2019	1,720,750
Thereafter	4,172,707
$12,375,456

CPI AEROSTRUCTURES, INC.

Rent expense for the years ended December 31, 2014, 2013 and 2012 was $1,608,702, $1,636,171 and $1,634,121, respectively.

8                INCOME TAXES

The provision for (benefit from) income taxes consists of the following:

Years ended December 31,	2014	2013	2012
Current:
Federal	$(8,646,000)	$3,524,000	$5,503,000
Prior year over accrual	44,000	---	---
State	6,000	---	---

Deferred:
Federal	(3,877,000)	(107,000)	11,000
	$(12,473,000)	$3,417,000	$5,514,000

The difference between the income tax provision computed at the federal statutory rate and the actual tax provision is accounted for as follows:

December 31,	2014	2013	2012

Taxes computed at the federal statutory rate	$(12,812,000)	$3,792,000	$5,701,000
State income tax, net	4,000	--	---
Prior year true-up	44,000	190,000	47,000
Research and development tax credit	(140,000)	---	---
Reduction in domestic production activity	893,000	---	---
AMT credit carryforward	(584,000)	---	---
Permanent differences	122,000	(565,000)	(234,000)
Provision for (benefit from) income taxes	$(12,473,000)	$3,417,000	$5,514,000

The components of deferred income tax assets and liabilities are as follows:

Deferred Tax Assets:	2014	2013
Revenue recognition	$560,000	$408,000
Interest rate swap	5,000	---
Allowance for doubtful accounts	9,000	9,000
Credit carryforwards	1,134,000	---
Deferred tax asset-current	1,708,000	417,000
Deferred rent	197,000	191,000
Stock options	827,000	931,000
Interest rate swap	---	11,000
Net operating loss carryforward	2,567,000	---
Deferred Tax Assets-non current	3,591,000	1,133,000

Deferred Tax Liabilities:
Prepaid expenses	128,000	89,000
Deferred Tax Liabilities-current	128,000	89,000
Property and equipment	622,000	788,000
Deferred tax liability-noncurrent	622,000	788,000
Net Deferred Tax Assets (Liabilities)	$4,549,000	$673,000

CPI AEROSTRUCTURES, INC.

The Company recognized, for income tax purposes, a tax benefit of $513,000, $266,000 and $528,000 for the years ended December 31, 2014, 2013 and 2012, respectively, for compensation expense related to its stock option plan for which no corresponding charge to operations has been recorded. Such amounts have been added to additional paid-in capital in those years.

Because of the change in estimate on the Company’s A-10 program, described above, the Company incurred a net loss for the year ended December 31, 2014. This net loss, after adjustment for carrying back tax losses to recover previously paid taxes, results in a net operating loss carryforward at December 31, 2014 of approximately $7,600,000 which will expire in 2029.

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

The Company’s net income (loss) for the years ended December 31, 2014, 2013 and 2012, include approximately $468,000, $380,000 and $383,000 of stock based compensation expense, respectively. The Company recorded reductions in income tax payable of approximately $513,000, $266,000 and $528,000 for the years ended December 31, 2014, 2013 and 2012, respectively, as a result of the tax benefit upon exercise of options. The compensation expense related to the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses. Cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized from options exercised (excess tax benefits) is classified as cash inflows from financing activities and cash inflows from operating activities.

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

The Company has 175,416 options available for grant under the 2009 Plan.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. The following weighted average assumptions were used for option grants during the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Risk-free interest rate	1.45%	0.72%	0.90%
Expected volatility	102.0%	106.0%	101.8%
Dividend yield	0%	0%	0%
Expected option term-in years	5	5	5

CPI AEROSTRUCTURES, INC.

The risk free interest rate for the years ended December 31, 2014, 2013 and 2012 is based on the 5 year U.S. Treasury note rate on the day of grant. The expected volatility computation for the years ended December 31, 2014, 2013 and 2012 is based on the average of the volatility over the most recent five year period, which represents the Company’s estimate of expected volatility over the expected option term. The Company has never paid a dividend, and is not expected to pay a dividend in the foreseeable future, therefore the dividend yield is assumed to be zero. The Company assumes zero forfeitures of options as the historical forfeiture rate is below 1%.

A summary of the status of the Company’s stock option plans is as follows:

Fixed Options	Options	Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2012	695,000	$8.33	2.66
Granted during period	40,517	11.87
Exercised	(240,000)	6.85

Outstanding at December 31, 2012	495,517	$9.33	2.73
Granted during period	46,402	10.64
Exercised	(45,000)	6.70
Forfeited/Expired	(35,000)	8.20
Outstanding at December 31, 2013	461,919	9.80	2.28
Granted during period	43,064	14.67
Exercised	(155,000)	8.52

Outstanding at December 31, 2014	349,983	10.97	2.20	387,146

Vested at December 31, 2014	349,983	10.97	2.20	387,146

The weighted-average fair value of each option granted during the years ended December 31, 2014, 2013 and 2012, estimated as of the grant date using the Black-Scholes option valuation model was $10.86, $8.17 and $8.91, respectively.

The Company’s stock options granted to non-employee directors vest immediately upon grant and have a maximum contractual term of five years. Stock options granted to employees vest over three years and have a maximum contractual term of ten years. The expected option term is calculated utilizing historical data of option exercises.

During the year ended December 31, 2014, 50,000 stock options were exercised for cash, resulting in proceeds to the Company of $447,751. During the same period, 105,000 options were exercised, pursuant to provisions of the stock option plan, where the Company received no cash and 69,687 shares of its common stock in exchange for the 105,000 shares issued in the exercise. The 69,687 shares that the Company received were valued at $873,390, the fair market value of the shares on the dates of exercise.

During the years ended December 31, 2014, 2013 and 2012, the Company recognized a tax benefit of $86,000, $27,000 and $313,000, respectively, from the exercise of stock options.

The intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was approximately $679,000, $266,000 and $1,337,000, respectively.

CPI AEROSTRUCTURES, INC.

The fair value of all options vested during the years ended December 31, 2014, 2013 and 2012 was approximately $387,000, $2,472,000 and $859,000, respectively.

10.             EMPLOYEE BENEFIT PLAN:

On September 11, 1996, the Company’s board of directors instituted a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Code”). On October 1, 1998, the Company amended and standardized its plan as required by the Code. Pursuant to the amended plan, qualified employees may contribute a percentage of their pretax eligible compensation to the Plan and the Company will match a percentage of each employee’s contribution. Additionally, the Company has a profit-sharing plan covering all eligible employees. Contributions by the Company are at the discretion of management. The amount of contributions recorded by the Company in 2014, 2013 and 2012 amounted to $355,428, $326,416 and $301,196, respectively.

 CPI AEROSTRUCTURES, INC.

11.           MAJOR CUSTOMERS:

Two percent of revenue in 2014, 2% of revenue in 2013 and 7% of revenue in 2012 were directly to the U.S. government.   One percent of accounts receivable at December 31, 2014 and 2013 were from the U. S. Government.

In addition, in 2014, 22%, 22%, 19% and 11% of our revenue were to our four largest commercial customers, respectively. In 2013, 26%, 21%, 19% and 12% of our revenue were to our four largest commercial customers, respectively. At December 31, 2014, 26%, 21% and 15% of accounts receivable were from our three largest commercial customers. At December 31, 2013, 28%, 24% and 20% of accounts receivable were from our three largest commercial customers.

At December 31, 2014 and 2013, less than one percent of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from the U.S. government.

At December 31, 2014, 27%, 25%, 13%, and 8% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from our four largest commercial customers. At December 31, 2013, 40%, 17%, 16% and 10% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from our four largest commercial customers

12.             QUARTERLY FINANCIAL DATA (UNAUDITED)

The results of any single quarter are not necessarily indicative of the Company’s results for the full year. Earnings per share data is computed independently for each of the periods presented. As a result, the sum of the earnings per share amounts for the quarter may not equal the total for the year.

		Quarter ended
2014	March 31,	June 30,	September 30,	December 31,
Revenue	$21,883,517	$(23,751,623)	$21,487,677	$20,067,439
Gross Profit (loss)	4,491,132	(42,963,154)	4,471,304	4,276,019
Net Income (loss)	1,728,869	(29,691,951)	1,036,548	1,717,259
Earning per share (loss)
Basic	0.21	(3.50)	0.20	0.20
Diluted	0.20	(3.50)	0.20	0.20

2013
Revenue	$19,927,433	$21,110,452	$20,664,645	$21,285,992
Gross Profit	4,440,570	4,236,247	4,476,127	5,280,303
Net Income	1,671,276	1,784,274	1,911,100	2,370,244
Earning per share
Basic	0.20	0.21	0.23	0.28
Diluted	0.20	0.21	0.23	0.28

 CPI AEROSTRUCTURES, INC.

Schedule II - Valuation and Qualifying Accounts
Allowance for Doubtful Accounts
(Deducted from Accounts Receivable)

	2014	2013	2012
Balance at January 1	$25,000	$25,000	$75,000

(Deductions from)/charges to costs and expenses	---	---	---
Deductions from reserves	---	---	(50,000)

Balance at December 31,	$25,000	$25,000	$25,000

 CPI AEROSTRUCTURES, INC.

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 6, 2015	CPI AEROSTRUCTURES, INC.
(Registrant)

	By:	/s/ Vincent Palazzolo
Vincent Palazzolo Chief Financial Officer and Secretary (Principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric Rosenfeld	Chairman of the Board of	March 6, 2015
Eric Rosenfeld	Directors

/s/ Douglas McCrosson	Chief Executive Officer and	March 6, 2015
Douglas McCrosson	President

/s/ Vincent Palazzolo	Chief Financial Officer and Secretary (Principal financial and accounting officer)	March 6, 2015
Vincent Palazzolo

/s/ Walter Paulick	Director	March 6, 2015
Walter Paulick

/s/ Kenneth McSweeney	Director	March 6, 2015
Kenneth McSweeney

/s/ Harvey Bazaar	Director	March 6, 2015
Harvey Bazaar

/s/ Michael Faber	Director	March 6, 2015
Michael Faber

/s/ Terry Stinson	Director	March 6, 2015
Terry Stinson