Form 10-Q
period 2015-03-31
CPI AEROSTRUCTURES INC
filed 2015-05-08
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 3, 2015 the number of shares of common stock, par value $.001 per share, outstanding was 8,551,578.

Part I - Financial Information

Item 1 – Financial Statements

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash	$838,374	$1,504,907
Accounts receivable, net	8,716,418	6,466,814
Costs and estimated earnings in excess of billings on uncompleted contracts	82,916,324	79,054,139
Deferred income taxes	1,708,000	1,708,000
Refundable income taxes	8,480,255	8,138,322
Prepaid expenses and other current assets	957,763	828,275

Total current assets	103,617,134	97,700,457

Plant and equipment, net	2,747,781	2,755,186
Deferred income taxes	3,199,000	3,591,000
Other assets	108,080	108,080
Total Assets	$109,671,995	$104,154,723

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,204,620	$8,928,456
Accrued expenses	978,920	1,061,747
Billings in excess of costs and estimated earnings on uncompleted contracts	123,412	193,650
Current portion of long-term debt	1,001,080	971,713
Contract loss	607,442	396,182
Line of credit	29,150,000	25,150,000
Income tax payable	21,067	6,067
Deferred income taxes	128,000	128,000
Total current liabilities	41,214,541	36,835,815

Long-term debt, net of current portion	1,102,725	1,289,843
Deferred income taxes	622,000	622,000
Other liabilities	604,406	593,909

Total Liabilities	43,543,672	39,341,567

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, 8,538,742 and 8,500,555 shares, respectively, issued and outstanding	8,540	8,501
Additional paid-in capital	51,826,771	51,440,770
Retained earnings	14,301,721	13,373,601

Accumulated other comprehensive loss	(8,709)	(9,716)

Total Shareholders’ Equity	66,128,323	64,813,156

Total Liabilities and Shareholders’ Equity	$109,671,995	$104,154,723

 See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended
	March 31,
	2015	2014
	(Unaudited)

Revenue	$19,876,566	$21,883,517
Cost of sales	16,274,495	17,392,385

Gross profit	3,602,071	4,491,132
Selling, general and administrative expenses	2,019,365	1,838,660
Income from operations	1,582,706	2,652,472
Interest expense	214,586	143,603
Income before provision for income taxes	1,368,120	2,508,869

Provision for income taxes	440,000	780,000

Net income	928,120	1,728,869

Other comprehensive income, net of taxes
Change in unrealized gain on interest rate swap	1,007	3,179

Comprehensive income	$929,127	$1,732,048

Income per common share – basic	$0.11	$0.21

Income per common share – diluted	$0.11	$0.20

Shares used in computing income per common share:
Basic	8,516,973	8,421,142
Diluted	8,594,479	8,534,856

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	CommonStock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance at January 1, 2014	8,410,493	$8,410	$50,381,348	$38,582,876	$(21,115)	$88,951,519
Net income	----	----	----	1,728,869	----	1,728,869
Change in unrealized loss from interest rate swap	----	----	----	----	3,179	3,179
Common stock issued upon exercise of options	50,292	51	278,049	----	----	278,100
Tax benefit of stock option exercise	---	---	52,000	---	---	52,000
Stock- based compensation expense	----	----	102,809	----	----	102,809
Balance at March 31, 2014	8,460,785	$8,461	$50,814,206	$40,311,745	$(17,936)	$91,116,476

Balance at January 1, 2015	8,500,555	$8,501	$51,440,770	$13,373,601	$(9,716)	$64,813,156
Net income	----	----	----	928,120	----	928,120
Change in unrealized loss from interest rate swap	----	----	----	----	1,007	1,007
Common stock issued upon exercise of options	25,352	26	79,974	----	----	80,000
Tax benefit of stock option exercise	---	---	33,000	---	---	33,000
Stock-based compensation expense	12,835	13	273,027	----	----	273,040
Balance at March 31, 2015	8,538,742	$8,540	$51,826,771	$14,301,721	$(8,709)	$66,128,323

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,	2015	2014

Cash flows from operating activities:
Net income	$928,120	$1,728,869
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	204,676	175,043
Deferred rent	11,504	4,274
Stock-based compensation	273,040	102,809
Deferred and refundable income taxes	50,067	108,000
Tax benefit (provision) from stock option plans	(33,000)	(52,000)
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,249,604)	(3,716,105)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(3,862,185)	(6,608,417)
Increase in prepaid expenses and other assets	(129,488)	(128,599)
Decrease (increase) in accounts payable and accrued expenses	193,337	(39,126)
Decrease in billings in excess of costs and estimated earnings on uncompleted contracts	(70,238)	(96,472)
Increase in accrued losses on uncompleted contracts	211,260	---
Increase (decrease) in income taxes payable	48,000	(171,837)

Net cash used in operating activities	(4,424,511)	(8,693,561)

Cash used in investing activities - purchase of plant and equipment	(105,442)	(56,137)

Cash flows from financing activities:
Payments on long-term debt	(249,580)	(272,980)
Proceeds from line of credit	4,000,000	7,500,000
Proceeds from exercise of stock options	80,000	278,100
Tax benefit from stock option plans	33,000	52,000

Net cash provided by financing activities	3,863,420	7,557,120

Net decrease in cash	(666,533)	(1,192,578)
Cash at beginning of period	1,504,907	2,166,103

Cash at end of period	$838,374	$973,525

Supplemental disclosures of cash flow information:
Noncash investing and financing activities:

Equipment acquired under capital lease	$91,829	---

Cash paid during the period for:
Interest	$233,074	$250,852
Income taxes	$29	$850,000

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.     INTERIM FINANCIAL STATEMENTS

The condensed financial statements of CPI Aerostructures, Inc. (the “Company”) as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The condensed balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by the SEC. Such adjustments are of a normal, recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

The Company maintains its cash in two financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation.  From time to time, the Company’s balances may exceed these limits.  As of March 31, 2015, the Company had approximately $639,000 of uninsured balances.  The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

The Company predominantly recognizes revenue from contracts over the contractual period under the percentage-of-completion (“POC”) method of accounting. Under the POC method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned “Costs and estimated earnings in excess of billings on uncompleted contracts.” Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned “Billings in excess of costs and estimated earnings on uncompleted contracts.” Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period the change becomes known. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and tax purposes) as reported and actual cash received during any reporting period. The Company continually evaluates all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however, it cannot be assured that estimates will be accurate. If estimates are not accurate or a contract is terminated, the Company is required to adjust revenue in later periods. Furthermore, even if estimates are accurate, there may be a shortfall in cash flow and the Company may need to borrow money, or seek access to other forms of liquidity, to fund its work in process or to pay taxes until the reported earnings materialize as actual cash receipts.

When adjustments are required for the estimated total revenue on a contract, these changes are recognized with an inception-to-date effect in the current period. Also, when estimates of total costs to be incurred exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

Because of the change in estimate on the Company’s A-10 program recognized in the quarter ended June 30, 2014 the Company incurred a net loss for the year ended December 31, 2014. The A-10 program, along with all the Company’s programs, is evaluated on an ongoing basis. If facts and circumstances change, previously recognized estimates may be adjusted in the future and such adjustments may be material. This net loss, after adjustment for carrying back tax losses to recover previously paid taxes of approximately $8,400,000, results in a net operating loss carry forward at March 31, 2015 of approximately $5,900,000 which will expire in 2029. The Company’s 2014 tax return, along with its claim to recover the aforementioned previously paid taxes, were filed with the IRS in April of 2015.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2016. ASU 2014-09 is effective for our first quarter of fiscal year 2017 using either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In April 2015, the FASB proposed deferring the effective date of ASU 2014-09 for one year, and proposed some modifications to the original provisions. These proposals are pending.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

2.     stock-based compensation

The Company accounts for compensation expense associated with stock options and restricted stock units (“RSUs”) based on the fair value of the options and units on the date of grant.

The Company’s net income for the three months ended March 31, 2015 and 2014 includes approximately $273,000 and $103,000, respectively, of non-cash compensation expense related to the Company’s stock compensation grants. On January 1, 2015, the Company granted 51,349 RSUs to its board of directors as partial compensation for the 2015 year. RSU’s vest straight line on a quarterly basis over a one year period. On January 1, 2014, the Company granted 36,292 options to its board of directors as partial compensation for the 2014 year. The non-cash compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. The estimated fair value of each RSU granted was determined based on the fair market value of the Company’s common stock on the date of grant.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

 The following weighted-average assumptions were used for the options granted during the three months ended March 31, 2014:

2014
Risk-free interest rate	1.45%

Expected volatility	102%

Dividend yield	0%
Expected option term (in years)	5

A summary of the status of the Company’s stock option plans as of March 31, 2015 and changes during the three months ended March 31, 2015 is as follows:

	Options	Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	349,983	$10.97

Exercised	(55,000)	8.00

Outstanding and vested at end of period	294,983	$11.53	2.32	$520,578

During the three months ended March 31, 2015, 10,000 stock options were exercised for cash resulting in proceeds to the Company of $80,000. During the same period 45,000 options were exercised, pursuant to provisions of the stock option plan, where the Company received no cash and 29,648 shares of its common stock in exchange for the 45,000 shares issued in the exercise. The 29,648 shares that the Company received were valued at $362,012, the fair market value of the shares on the dates of exercise.

The intrinsic value of all options exercised during the three months ended March 31, 2015 and 2014 was approximately $230,500 and $413,450, respectively.

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

In March 2012, the Company entered into interest rate swaps with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt. The notional amount, maturity date, and currency of these contracts match those of the underlying debt. The Company has designated these interest rate swap contracts as cash flow hedges. The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item. No material ineffectiveness was recognized in the quarter ended March 31, 2015. As of March 31, 2015 and December 31, 2014, we had a net deferred loss associated with cash flow hedges of approximately $13,700 and $14,700, respectively, due to the interest rate swap which has been included in Other Liabilities.

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

Fair Value

At March 31, 2015 and December 31, 2014, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	March 31, 2015
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$31,253,805	$31,253,805

	December 31, 2014
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$27,411,556	$27,411,556

We estimated the fair value of debt using market quotes and calculations based on market rates.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the fair values of those financial liabilities measured on a recurring basis as of March 31, 2015 and December 31, 2014:

		Fair Value Measurements March 31, 2015
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest Rate Swap, net	$13,709	--	$13,709	--
Total	$13,709	--	$13,709	--

		Fair Value Measurements December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest Rate Swap, net	$14,716	--	$14,716	--
Total	$14,716	--	$14,716	--

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

As of March 31, 2015 and December 31, 2014, $13,709 and $14,716, respectively, was included in Other Liabilities related to the fair value of the Company’s interest rate swap, and $8,709 and $9,716, respectively, net of tax of $5,000 at each date, was included in Accumulated Other Comprehensive Loss.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	March 31, 2015
	U.S
	Government	Commercial	Total

Costs incurred on uncompleted contracts	$308,735,093	$97,357,559	$406,092,652

Estimated earnings	59,792,771	41,912,231	101,705,002

Sub-total	368,527,864	139,269,790	507,797,654

Less billings to date	322,540,371	102,464,371	425,004,742

Costs and estimated earnings in excess of billings on uncompleted contracts	$45,987,493	$36,805,419	$82,792,912

	December 31, 2014
	U.S.
	Government	Commercial	Total
Costs incurred on uncompleted contracts	$299,871,583	$90,272,545	$390,144,128
Estimated earnings	56,708,610	39,773,983	96,482,593

Sub-total	356,580,193	130,046,528	486,626,721
Less billings to date	313,441,471	94,324,761	407,766,232

Costs and estimated earnings in excess of billings on uncompleted contracts	$43,138,722	$35,721,767	$78,860,489

The above amounts are included in the accompanying balance sheets under the following captions at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Costs and estimated earnings in excess of billings on uncompleted contracts	$82,916,324	$79,054,139
Billings in excess of costs and estimated earnings on uncompleted contracts	(123,412)	(193,650)

Totals	$82,792,912	$78,860,489

U.S. Government Contracts includes contracts directly with the U.S. Government and Government subcontracts.

 NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the three months ended March 31, 2014, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $1,477,000, from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in prior years. The effect of such revisions in the three months ended March 31, 2015 was immaterial.

Although management believes it has established adequate procedures for estimating costs to complete uncompleted open contracts, it is possible that additional significant costs could occur on contracts prior to completion.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

5.	income PER COMMON SHARE

Basic income per common share is computed using the weighted average number of common shares outstanding. Diluted income per common share for the three month periods ended March 31, 2015 and 2014 is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, as well as unvested RSUs. Incremental shares of 169,916 were used in the calculation of diluted income per common share in the three months ended March 31, 2015. Incremental shares of 125,067 were not used in the calculation of diluted income per common share in the three month period ended March 31, 2015, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive. Incremental shares of 316,919 were used in the calculation of diluted income per common share in the three months ended March 31, 2014. Incremental shares of 116,292 were not included in the diluted earnings per share calculations for the three month period ended March 31, 2014 as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.

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

As of March 31, 2015, the Company was in compliance with all of the financial covenants contained in the Restated Agreement, as amended. As of March 31, 2015, the Company had $29.15 million outstanding under the “Restated Agreement” bearing interest at 3.25%.

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

 The maturities of long-term debt are as follows:

Twelve months ending March 31,
2016	$1,001,080
2017	969,858
2018	114,015
2019	16,679
Thereafter	2,173
$2,103,805

In addition to the Santander Term Facility, included in long-term debt are capital leases and notes payable of $228,805, including a current portion of $101,080.

8.	MAJOR CUSTOMERS

During the three months ended March 31, 2015, the Company’s three largest commercial customers accounted for 21%, 19% and 15% of revenue, respectively. During the three months ended March 31, 2014, the Company’s three largest commercial customers accounted for 28%, 24% and 17% of revenue, respectively. In addition, during the three months ended March 31, 2015 and 2014, 0.6% and 1%, respectively, of revenue was directly from the U.S. Government.

At March 31, 2015, 26%, 23%, 13% and 10% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from the Company’s four largest commercial customers. At December 31, 2014, 27%, 25%, 13% and 8% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from the Company’s four largest commercial customers.

At March 31, 2015 and December 31, 2014, less than 1% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were directly from the U.S. Government.

At March 31, 2015, 27%, 22% and 14% of our accounts receivable were from our three largest commercial customers. At December 31, 2014, 26%, 21% and 15% of accounts receivable were from our three largest commercial customers.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Condensed Financial Statements and notes thereto contained in this report.

Forward Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014 and Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Marketing and New Business

From the beginning of the current fiscal year through March 31, 2015, we received approximately $16.2 million of new contract awards, which included approximately $5.6 million of government prime contract awards, $1.9 million of government subcontract awards and approximately $8.7 million of commercial subcontract awards, compared to a total of $4.7 million of new contract awards, of all types, in the same period last year.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our total backlog as of March 31, 2015 and December 31, 2014 was as follows:

Backlog	March 31,	December 31,
(Total)	2015	2014
Funded	$120,354,000	$120,570,000
Unfunded	322,284,000	283,078,000
Total	$442,638,000	$403,648,000

Approximately 68% of the total amount of our backlog at March 31, 2015 was attributable to government contracts. Our backlog attributable to government contracts at March 31, 2015 and December 31, 2014 was as follows:

Backlog	March 31,	December 31,
(Government)	2015	2014
Funded	$119,787,000	$117,875,000
Unfunded	180,467,000	136,893,000
Total	$300,254,000	$254,768,000

Our backlog attributable to commercial contracts at March 31, 2015 and December 31, 2014 was as follows:

Backlog	March 31,	December 31,
(Commercial)	2015	2014
Funded	$567,000	$2,695,000
Unfunded	141,817,000	146,185,000
Total	$142,384,000	$148,880,000

Our unfunded backlog is primarily comprised of the long-term contracts for the G650, E-2D, HondaJet Light Business Jet, Bell AH-1Z Cessna Citation X+, Sikorsky S-92 and Embraer Phenom 300. These long-term contracts are expected to have yearly orders which will be funded in the future.

The low level of funded backlog on commercial programs is the result of us performing work under long term agreements where specific purchase orders have not been placed. We are protected by termination liability provision of such long term agreements.

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

When adjustments are required for the estimated total revenue on a contract, these changes are recognized with an inception-to-date effect in the current period. Also, when estimates of total costs to be incurred exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined. For the quarterly period ended June 30, 2014, the Company adjusted the estimated total revenue and recorded a loss on its Wing Replacement Program (“WRP”) for the U.S. Air Force’s A-10 Thunderbolt aircraft (“A-10”). In periods subsequent to June 30, 2014, the gross margin recognized on the A-10 program is zero because the entire estimated loss on the program was recognized in the quarter ended June 30, 2014. The A-10 program, along with all the Company’s programs, is evaluated on an ongoing basis. If facts and circumstances change, previously recognized estimates may be adjusted in the future and such adjustments may be material.

Item2 – Management’s Discussion and Analysis of Financial Condition and

Results of Operations

 Results of Operations

Revenue

Revenue for the three months ended March 31, 2015 was $19,876,566 compared to $21,883,517 for the same period last year.

We predominately generate revenue from subcontracts with OEMs and Tier 1 manufacturers. Revenue generated from government subcontracts for the three months ended March 31, 2015 was $10,535,187 compared to $14,189,609 for the three months ended March 31, 2014. The decrease was the result of decreases in the Company’s E-2D program with Northrop Grumman, as work on the new E-2D multi-year award has not yet reached peak rate.

Revenue from commercial subcontracts was $9,223,262 for the three months ended March 31, 2015 compared to $7,245,918 for the three months ended March 31, 2014, an increase of $1,977,344 or 27.3%. This increase is the result of increased production on our Embraer and Honda programs.

Inflation historically has not had a material effect on our operations.

Gross Profit

Gross profit for the three months ended March 31, 2015 was $3,602,071 compared to $4,491,132 for the three months ended March 31, 2014, a decrease of $889,061. As a percentage of revenue, gross profit for the three months ended March 31, 2015 was 18.1% compared to 20.5% for the same period last year.

The decrease in gross margin is a result of the change in estimate on the Company’s A-10 program made in the second quarter of 2014. As a result of the change in estimate, the Company is recording revenue on the A-10 with no gross margin in the quarter ended March 31, 2015, as compared to a positive margin of 18.6% in the quarter ended March 31, 2014.

Gross margin on all programs excluding the A-10 was 23.1% in the three months ended March 31, 2015, compared to 21.1% in the same period in 2014. This increase is the result of higher gross margin on certain of the Company’s commercial programs as production rates have increased.

Item2 – Management’s Discussion and Analysis of Financial Condition and

Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2015 were $2,019,365 compared to $1,838,660 for the three months ended March 31, 2014, an increase of $180,705, or 9.83%. This increase was predominately the result of an $186,967 increase in costs relating to the grant of RSUs that were expensed for our board of directors, including having one more director in the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended March 31, 2015 was $1,368,120 compared to $2,508,869 for the same period last year, a decrease of $1,140,749.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2015 was $440,000 and was $780,000 for the three months ended March 31, 2014. The effective tax rate at March 31, 2015 and 2014 was 32% and 31%, respectively. We estimate taxes at below the federal statutory rate because of the effect of permanent differences between book and tax deductions, predominately the domestic production activity deduction.

Item2 – Management’s Discussion and Analysis of Financial Condition and

Results of Operations

Net Income

Net income for the three months ended March 31, 2015 was $928,120 or $0.11 per basic share, compared to $1,728,869, or $0.21 per basic share, for the same period last year. Diluted income per share for the three months ended March 31, 2015 was $0.11, calculated utilizing 8,594,479 average shares outstanding. Diluted income per share for the three months ended March 31, 2014 was $0.20, calculated utilizing 8,534,856 average shares outstanding.

Liquidity and Capital Resources

General

At March 31, 2015, we had working capital of $62,402,593 compared to $60,864,642 at December 31, 2014, an increase of $1,537,951, or 2.5%.

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

At March 31, 2015, we had a cash balance of $838,374 compared to $1,504,907 at December 31, 2014.

Our costs and estimated earnings in excess of billings increased by approximately $4.0 million during the three months ended March 31, 2015.

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

As of March 31, 2015, the Company was in compliance with all the financial covenants, as amended, contained in the Restated Agreement. The Company has $29.15 million outstanding under the Santander Revolving Facility.

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

Contractual Obligations

For information concerning our contractual obligations, see “Contractual Obligations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Based on an evaluation of the Company’s disclosure controls and procedures as of March 31, 2015 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II: Other Information

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

Material risks related to our business, financial condition and results of operations are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 6, 2015.  There have been no material changes to such risk factors.  The risk factors disclosed in our Annual Report should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities for the three months ended March 31, 2015.  The following table sets forth information for the three months ended March 31, 2015 with respect to repurchases of our outstanding common stock:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

January 1, 2015 – March 31, 2015	29,648	$12.18	—	—

Total	29,648	$12.18	—	—

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

CPI AEROSTRUCTURES, INC.

Dated: May 8, 2015	By.	/s/ Douglas J. McCrosson
Douglas J. McCrosson
Chief Executive Officer and President

Dated: May 8, 2015	By.	/s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer (Principal Accounting Officer)