Form 10-Q
period 2015-06-30
CPI AEROSTRUCTURES INC
filed 2015-08-07
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015 the number of shares of common stock, par value $.001 per share, outstanding was 8,564,417.

Part I - Financial Information

Item 1 – Condensed Financial Statements

	CONDENSED BALANCE SHEETS
	June 30,	December 31,
	2015	2014
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash	$788,691	$1,504,907
Accounts receivable, net	7,570,585	6,466,814
Costs and estimated earnings in excess of billings on uncompleted contracts	90,182,256	79,054,139
Deferred income taxes	1,788,000	1,708,000
Refundable income taxes	341,933	8,138,322
Prepaid expenses and other current assets	1,002,632	828,275

Total current assets	101,674,097	97,700,457

Plant and equipment, net	2,564,875	2,755,186
Deferred income taxes	2,566,000	3,591,000
Other assets	108,080	108,080
Total Assets	$106,913,052	$104,154,723

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,884,063	$8,928,456
Accrued expenses	1,210,097	1,061,747
Billings in excess of costs and estimated earnings on uncompleted contracts	97,662	193,650
Current portion of long-term debt	1,004,320	971,713
Contract loss	1,741,518	396,182
Line of credit	22,500,000	25,150,000
Income tax payable	19,592	6,067
Deferred income taxes	178,000	128,000
Total current liabilities	37,635,252	36,835,815

Long-term debt, net of current portion	870,466	1,289,843
Deferred income taxes	531,000	622,000
Other liabilities	614,271	593,909

Total Liabilities	39,650,989	39,341,567

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, 8,551,578 and 8,500,555 shares, respectively, issued and outstanding	8,552	8,501

Additional paid-in capital	51,968,754	51,440,770
Retained earnings	15,291,829	13,373,601

Accumulated other comprehensive loss	(7,072)	(9,716)

Total Shareholders’ Equity	67,262,063	64,813,156

Total Liabilities and Shareholders’ Equity	$106,913,052	$104,154,723

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Revenue	$21,944,320	$(23,751,623)	$41,820,886	$(1,868,106)
Cost of sales	18,095,951	19,211,531	34,370,446	36,603,916

Gross profit (loss)	3,848,369	(42,963,154)	7,450,440	(38,472,022)
Selling, general and administrative expenses	2,049,793	1,785,044	4,069,159	3,623,704
Income (loss) from operations	1,798,576	(44,748,198)	3,381,281	(42,095,726)
Interest expense	270,468	158,753	485,053	302,356
Income (loss) before provision for (benefit from) income taxes	1,528,108	(44,906,951)	2,896,228	(42,398,082)

Provision for (benefit from) income taxes	538,000	(15,215,000)	978,000	(14,435,000)

Net income (loss)	990,108	(29,691,951)	1,918,228	(27,963,082)

Other comprehensive income (loss),
net of tax -
Change in unrealized gain (loss)-
interest rate swap	1,637	1,453	2,644	4,632

Comprehensive income (loss)	$991,745	$(29,690,498)	$1,920,872	$(27,958,450)

Income (loss) per common share – basic	$0.12	$(3.50)	$0.22	$(3.31)

Income (loss) per common share – diluted	$0.12	$(3.50)	$0.22	$(3.31)

Shares used in computing income (loss) per common share:
Basic	8,551,578	8,472,151	8,534,395	8,446,787
Diluted	8,609,693	8,472,151	8,595,848	8,446,787

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance at January 1, 2014	8,410,493	$8,410	$50,381,348	$38,582,876	$(21,115)	$88,951,519
Net income	----	----	----	(27,963,082)	----	(27,963,082)
Change in unrealized loss from interest rate swap	----	----	----	----	4,632	4,632
Common stock issued upon exercise of options	72,619	73	447,678	----	----	447,751
Tax benefit of stock option exercise	---	---	86,000	---	---	86,000
Stock-based compensation expense	----	----	205,618	----	----	205,618
Balance at June 30, 2014	8,483,112	$8,483	$51,120,644	$10,619,794	$(16,483)	$61,732,438

Balance at January 1, 2015	8,500,555	$8,501	$51,440,770	$13,373,601	$(9,716)	$64,813,156
Net income	----	----	----	1,918,228	----	1,918,228
Change in unrealized loss from interest rate swap	----	----	----	----	2,644	2,644
Common stock issued upon exercise of options	25,352	26	79,974	----	----	80,000
Tax benefit of stock option exercise	---	---	33,000	---	---	33,000
Stock-based compensation expense	25,671	25	415,010	---	---	415,035
Balance at June 30, 2015	8,551,578	$8,552	$51,968,754	$15,291,829	$(7,072)	$67,262,063

 See Notes to Condensed Financial Statements

	CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,	2015	2014
Cash flows from operating activities:
Net income (loss)	$1,918,228	$(27,963,082)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	411,937	361,613
Deferred rent	23,008	8,549
Stock-based compensation	415,035	205,618
Deferred income taxes	566,956	(14,628,300)
Tax provision from stock option plans	(33,000)	(86,000)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,103,771)	(7,689,949)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(11,128,117)	39,036,284
Increase in prepaid expenses and other assets	(174,359)	(233,560)
Decrease (increase) in accounts payable and accrued expenses	2,103,957	(506,503)
Decrease (increase) in billings in excess of costs and estimated earnings on uncompleted contracts	(95,988)	67,531
Increase in accrued losses on uncompleted contracts	1,345,336	2,627,740
Taxes refunded	8,133,433	----
Increase (decrease) in income taxes payable	46,525	(650,536)

Net cash provided by (used in) operating activities	2,429,180	(9,450,595)

Cash used in investing activities - purchase of plant and equipment	(105,442)	(315,135)
Cash flows from financing activities:
Payments on long-term debt	(502,954)	(464,332)
Proceeds from line of credit	6,000,000	8,500,000
Payments on line of credit	(8,650,000)	----
Proceeds from exercise of stock options	80,000	447,751
Tax benefit from stock option plans	33,000	86,000

Net cash provided by financing activities	(3,039,954)	8,569,419

Net decrease in cash	(716,216)	(1,196,311)
Cash at beginning of period	1,504,907	2,166,103

Cash at end of period	$788,691	$969,792
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Equipment acquired under capital lease	$116,184	---

Cash paid during the period for:
Interest	$470,871	$471,500
Income taxes	$29	$850,000

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.     INTERIM FINANCIAL STATEMENTS

The condensed financial statements of CPI Aerostructures, Inc. (the “Company”) as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

The Company maintains its cash in two financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation.  From time to time, the Company’s balances may exceed these limits.  As of June 30, 2015, the Company had approximately $431,000 of uninsured balances.  The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

When adjustments are required for the estimated total revenue on a contract, these changes are recognized with an inception-to-date effect in the current period. Also, when estimates of total costs to be incurred exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

Because of the change in estimate on the Company’s A-10 program recognized in the quarter ended June 30, 2014 the Company incurred a net loss for the year ended December 31, 2014. The A-10 program, along with all the Company’s programs, is evaluated on an ongoing basis. If facts and circumstances change, previously recognized estimates may be adjusted in the future and such adjustments may be material. This net loss, after adjustment for carrying back tax losses to recover previously paid taxes of approximately $8,400,000, resulted in a net operating loss carry forward at June 30, 2015 of approximately $4,300,000, which will expire in 2029. The Company’s 2014 tax return, along with its claim to recover the aforementioned previously paid taxes, were filed with the IRS in April 2015. The Company received approximately $8.1 million of this refund in June 2015.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard was to become effective for annual and interim periods in fiscal years beginning after December 15, 2016. In April 2015, the FASB proposed deferring the effective date of ASU 2014-09 for one year, and proposed some modifications to the original provisions. On July 9, 2015, the one year deferral of the effective date was approved, and as such ASU 2014-09 is effective for our first quarter of fiscal year 2018 using either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting. The other modifications to the original proposals are still pending.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

2.     stock-based compensation

The Company accounts for compensation expense associated with stock options and restricted stock units (“RSUs”) based on the fair value of the options and units on the date of grant.

The Company’s net income for the three and six months ended June 30, 2015 includes approximately $142,000 and $415,000, respectively, of non-cash compensation expense related to the Company’s stock compensation grants. The Company’s net loss for the three and six months ended June 30, 2014 includes approximately $103,000 and $206,000, respectively, of non-cash compensation expense related to the Company’s stock option grants. On January 1, 2015, the Company granted 51,349 RSUs to its board of directors as partial compensation for the 2015 year. RSUs vest straight line on a quarterly basis over a one year period. On January 1, 2014, the Company granted 36,292 stock options to its board of directors as partial compensation for the 2014 year. The non-cash compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.

The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option valuation model. The estimated fair value of each RSU granted was determined based on the fair market value of the Company’s common stock on the date of grant.

The following weighted-average assumptions were used for the options granted during the six months ended June 30, 2014:

Risk-free interest rate	1.45%

Expected volatility	102%

Dividend yield	0%
Expected option term (years)	5

A summary of the status of the Company’s stock option plans as of June 30, 2015 and changes during the six months ended June 30, 2015 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of period	349,983	$10.97
Exercised	(55,000)	8.00
Outstanding and vested at end of period	294,983	$11.53	2.07	$248,597

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

During the six months ended June 30, 2015, 10,000 stock options were exercised for cash resulting in proceeds to the Company of $80,000. During the same period 45,000 options were exercised, pursuant to provisions of the stock option plan, where the Company received no cash and 29,648 shares of its common stock in exchange for the 45,000 shares issued in the exercise. The 29,648 shares that the Company received were valued at $362,012, the fair market value of the shares on the dates of exercise.

The intrinsic value of all options exercised during the six months ended June 30, 2015 and 2014 was approximately $230,500 and $513,000, respectively. The intrinsic value of all options exercised during the three months ended June 30, 2015 and 2014 was approximately zero and $99,000, respectively.

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

In March 2012, the Company entered into interest rate swaps with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt. The notional amount, maturity date, and currency of these contracts match those of the underlying debt. The Company has designated these interest rate swap contracts as cash flow hedges. The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item. No material ineffectiveness was recognized in the quarter ended June 30, 2015. As of June 30, 2015 and December 31, 2014, we had a net deferred loss associated with cash flow hedges of approximately $10,700 and $14,700, respectively, due to the interest rate swap, which has been included in Other Liabilities.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value

At June 30, 2015 and December 31, 2014, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	June 30, 2015
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$24,374,786	$24,374,786

	December 31, 2014
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$27,411,556	$27,411,556

We estimated the fair value of debt using market quotes and calculations based on market rates.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the fair values of those financial liabilities measured on a recurring basis as of June 30, 2015 and December 31, 2014:

		Fair Value Measurements June 30, 2015
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$10,716	--	$10,716	--
Total	$10,716	--	$10,716	--

		Fair Value Measurements December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$14,716	--	$14,716	--
Total	$14,716	--	$14,716	--

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

As of June 30, 2015 and December 31, 2014, $10,716 and $14,716, respectively, was included in Other Liabilities related to the fair value of the Company’s interest rate swap, and $7,072 and $9,716, respectively, net of tax of $3,644 and $5,000, was included in Accumulated Other Comprehensive Loss.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	June 30, 2015
	U.S
	Government	Commercial	Total

Costs incurred on uncompleted contracts	$318,013,719	$104,947,445	$422,961,164
Estimated earnings	62,223,542	44,915,987	107,139,529
Sub-total	380,237,261	149,863,432	530,100,693
Less billings to date	328,958,180	111,057,919	440,016,099

Costs and estimated earnings in excess of billings on uncompleted contracts	$51,279,081	$38,805,513	$90,084,594

	December 31, 2014
	U.S.
	Government	Commercial	Total
Costs incurred on uncompleted contracts	$299,871,583	$90,272,545	$390,144,128
Estimated earnings	56,708,610	39,773,983	96,482,593
Sub-total	356,580,193	130,046,528	486,626,721
Less billings to date	313,441,471	94,324,761	407,766,232
Costs and estimated earnings in excess of billings on uncompleted contracts	$43,138,722	$35,721,767	$78,860,489

The above amounts are included in the accompanying balance sheets under the following captions at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Costs and estimated earnings in excess of billings on uncompleted contracts	$90,182,256	$79,054,139
Billings in excess of costs and estimated earnings on uncompleted contracts	(97,662)	(193,650)

Totals	$90,084,594	$78,860,489

U.S. Government Contracts includes contracts directly with the U.S. Government and Government subcontracts.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the six months ended June 30, 2015, the effect of such revisions in total estimated contract profits resulted in an decrease to the total gross profit to be earned on the contracts of approximately $170,000 from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in prior years. During the six months ended June 30, 2014, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $41,820,000, respectively, from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in prior years.

Although management believes it has established adequate procedures for estimating costs to complete uncompleted open contracts, it is possible that additional significant costs could occur on contracts prior to completion.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

5.	income (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted income per common share for the three and six month periods ended June 30, 2015 is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, as well as unvested RSUs. Through December 31, 2014 the part of the compensation the Company paid to its Board of Directors was in stock options. In 2015, the Company changed its Board compensation to include RSU’s and eliminated the grant of stock options. Incremental shares of 157,080 were used in the calculation of diluted income per common share in the three months ended June 30, 2015. Incremental shares of 163,580 were not used in the calculation of diluted income per common share in the three month period ended June 30, 2015, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive. Incremental shares of 157,080 were used in the calculation of diluted income per common share in the six months ended June 30, 2015. Incremental shares of 163,580 were not used in the calculation of diluted income per common share in the six month period ended June 30, 2015, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive. No incremental shares were used in the calculation of diluted income (loss) per common share in both the three and six month period ended June 30, 2014, as the effect of incremental shares would be anti-dilutive.

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

As of June 30, 2015, the Company was in compliance with all of the financial covenants contained in the Restated Agreement, as amended. As of June 30, 2015, the Company had $22.5 million outstanding under the Restated Agreement bearing interest at 3.50%.

The Santander Revolving Facility and term loan under the Restated Agreement are secured by all our assets.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

7.     LONG-TERM DEBT

On March 9, 2012, the Company obtained a $4.5 million term loan from Santander to be amortized over five years (the “Santander Term Facility”). Santander Term Facility was used to purchase tooling and equipment for new programs. Santander Term Facility bears interest at the lower of LIBOR plus 3% or Santander Bank’s prime rate, 3.5% at June 30, 2015.

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

 The maturities of long-term debt are as follows:

Twelve months ending June 30,
2016	$$1,004,320
2017	810,144
2018	36,369
2019	19,946
Thereafter	4,007
$$1,874,786

In addition to the Santander Term Facility, included in long-term debt are capital leases and notes payable of $224,786, including a current portion of $104,320.

8.     MAJOR CUSTOMERS

During the six months ended June 30, 2015, the Company’s three largest commercial customers accounted for 24%, 19% and 14% of revenue, respectively. During the six months ended June 30, 2014, the Company’s three largest commercial customers accounted for 29%, 21% and 15% of revenue, respectively. In addition, during the six months ended June 30, 2015 and 2014, 0.76% and 1%, respectively, of revenue was directly from the U.S. Government.

At June 30, 2015, 24%, 20%, 14% and 13% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from the Company’s four largest commercial customers. At December 31, 2014, 27%, 25%, 13% and 8% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from the Company’s four largest commercial customers.

At June 30, 2015 and December 31, 2014, less than 1.1% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were directly from the U.S. Government.

At June 30, 2015, 33%, 19% and 18% of our accounts receivable were from our three largest commercial customers. At December 31, 2014, 26%, 21% and 15% of accounts receivable were from our three largest commercial customers.

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

Marketing and New Business

From the beginning of the current fiscal year through June 30, 2015, we received approximately $24.2 million of new contract awards, which included approximately $6.4 million of government prime contract awards, $6.1 million of government subcontract awards and approximately $11.7 million of commercial subcontract awards, compared to a total of $19.2 million of new contract awards, of all types, in the same period last year.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our total backlog as of June 30, 2015 and December 31, 2014 was as follows:

Backlog (Total)	June 30, 2015	December 31, 2014
Funded	$130,598,000	$120,570,000
Unfunded	316,029,000	283,078,000
Total	$446,627,000	$403,648,000

Approximately 70% of the total amount of our backlog at June 30, 2015 was attributable to government contracts. Our backlog attributable to government contracts at June 30, 2015 and December 31, 2014 was as follows:

Backlog (Government)	June 30, 2015	December 31, 2014
Funded	$123,603,000	$117,875,000
Unfunded	190,369,000	136,893,000
Total	$313,972,000	$254,768,000

Our backlog attributable to commercial contracts at June 30, 2015 and December 31, 2014 was as follows:

Backlog (Commercial)	June 30, 2015	December 31, 2014
Funded	$6,995,000	$2,695,000
Unfunded	125,660,000	146,185,000
Total	$132,655,000	$148,880,000

Our unfunded backlog is primarily comprised of the long-term contracts for the G650, E-2D, F-16, T-38, F-35, HondaJet Light Business Jet, Bell AH-1Z Cessna Citation X+, Sikorsky S-92 and Embraer Phenom 300. These long-term contracts are expected to have yearly orders, which will be funded in the future.

The low level of funded backlog on commercial programs is the result of us performing work under long-term agreements where specific purchase orders have not been placed. We are protected by termination liability provisions of such long-term agreements.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

Revenue for the three months ended June 30, 2015 was $21,944,320 compared to ($23,751,623) for the same period last year.

For the six months ended June 30, 2015, revenue was $41,820,886 compared to $(1,868,106) for the same period last year.

The material difference in revenue for both the three and six month periods and revenue from government subcontracts (described below) was the result of the change in estimate recognized in the second quarter of 2014.

We predominately generate revenue from subcontracts with OEMs and Tier 1 manufacturers. Revenue generated from government subcontracts for the six months ended June 30, 2015 was $21,687,577 compared to $(18,030,249) for the six months ended June 30, 2014.

Revenue from commercial subcontracts was $19,816,904 for the six months ended June 30, 2015 compared to $14,996,787 for the six months ended June 30, 2014, an increase of $4,820,117 or 32.1%. This increase is the result of increased production on our Embraer and Honda programs.

Inflation historically has not had a material effect on our operations.

Cost of sales

Cost of sales for the three months ended June 30, 2015 and 2014 was $18,095,951 and $19,211,531, respectively, a decrease of $1,115,580 or 5.8%.

Cost of sales for the six months ended June 30, 2015 and 2014 was $34,370,446 and $36,603,916, respectively, a decrease of $2,233,470 or 6.1%.

The components of cost of sales was as follows:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Procurement	$10,807,149	$10,629,476	$20,521,460	$22,440,016
Labor	2,278,718	2,254,277	4,526,128	4,268,638
Factory Overhead	3,882,878	3,681,060	7,964,214	7,267,521
Other contract costs	1,127,206	2,646,718	1,358,644	2,627,741

Cost of Sales	$18,095,951	$19,211,531	$34,370,446	$36,603,916

Other contract costs for the three months ended June 30, 2015 was $1,127,206 compared to $2,646,718 a decrease of $1,519,512. Other contract costs for the six months ended June 30, 2015 was $1,358,644 compared to $2,627,741 a decrease of $1,269,097. Other contract costs relate to expenses recognized for changes in estimates and expenses predominately associated with loss contracts. During the three and six months ended June 30, 2014, the company recognized approximately $2.6 million in other contract costs related to the change in estimate on the A-10 WRP, as such other contract costs recognized in the three and six months ended June 30, 2015 have declined significantly.

Procurement for the six months ended June 30, 2015 was $20,521,460 compared to $22,440,016 a decrease of $1,918,556 or 8.6%. The decrease in procurement was the result of more closely managing procurement on the A-10 program during the early part of 2015 to maximize savings and focus on just-in-time purchases.

Labor costs for the six months ended June 30, 2015 was $4,526,128 compared to $4,268,638, an increase of $257,490 or 6.0%. This increase is due to more direct touch employees needed to support increasing delivery volume in 2015. compared to 2014, specifically on our Embraer and Honda programs.

Factory overhead for the six months ended June 30, 2015 was $7,964,214 compared to $7,267,521 an increase of $696,693 or 9.6%. This increase is the result of an increase of $894,000 for employee benefits, predominately increasing insurance rates, offset by decreases in indirect labor of $230,000 as we continue to improve the efficiency of our workforce.

Gross Profit

Because of the material change in estimate on the A-10 program described above, comparisons of gross profit and gross profit percentage for the three and six months ended June 30, 2015 to the gross loss and gross loss percentage for the same periods in 2014 are not informative.

Additionally, gross profit percentage for the three and six months ended June 30, 2015 was 17.5% and 17.8%, respectively. Gross profit percentage through June 30, 2015 is below our historic gross profit percentage because of the ongoing recording of revenue on the A-10 program with no gross profit, as compared to a positive gross margin in periods prior to June 30, 2014.

Gross profit percentage on all programs excluding the A-10 was 23.7% and 23.4% for the three and six months ended June 30, 2015, respectively. These rates are in the middle of the expected range of gross profit percentage based on the Company’s current mix of programs.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2015 were $2,049,793 compared to $1,785,044 for the three months ended June 30, 2014, an increase of $264,749, or 14.8%. This increase was predominately the result of a $70,000 increase in accrued bonus, a $61,000 increase in marketing expenses, a $55,000 increase in costs relating to the grant of RSUs that were expensed for our board of directors, including having one more director in the quarter ended June 30, 2015 as compared to the quarter ended June 30, 2014, and a $50,000 increase for reserve on accounts receivable.

Selling, general and administrative expenses for the six months ended June 30, 2015 were $4,069,159 compared to $3,623,704 for the six months ended June 30, 2014, an increase of $445,455, or 12.3%. This increase was predominately the result of a $243,000 increase in costs relating to the grant of RSUs that were expensed for our board of directors, including having one more director in the six months ended June 30, 2015 as compared to the same period last year. Also, the increase was the result of a $140,000 increase in accrued bonuses and an increase of $66,000 in marketing costs.

Income (Loss) Before Provision for (Benefit from) Income Taxes

Income/loss before provision for (benefit from) income taxes for the three months ended June 30, 2015 was $1,528,108 compared to a loss of $44,906,951 for the same period last year, an increase of $46,435,059. For the six months ended June 30, 2015, income/loss before provision for income taxes was $2,896,228 compared to a loss of $42,398,082 for the same period last year, an increase of $45,294,310.

Provision for (Benefit from) Income Taxes

Provision for income taxes was $538,000 and $978,000 for the three and six months ended June 30, 2015, respectively. Benefit from income taxes was $15,215,000 and $14,435,000 for the three and six months ended June 30, 2014, respectively. The effective tax rate at June 30, 2015 and 2014 was 34%. Estimated taxes for the 2015 year are above our historical effective tax rate because there has yet to be an extension of the research and development (“R&D”) tax credit, which we have utilized in the last several years. As such, we have not recognized R&D credit in 2015. Our historical tax rates have been below the federal statutory rate because of the effect of permanent differences between book and tax deductions, predominately the R&D tax credit and the domestic production activity deduction.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Income (Loss)

Net income for the three months ended June 30, 2015 was $990,108 or $0.12 per basic share, compared to a net loss of ($29,691,951) or ($3.50) per basic share, for the same period last year. Net income for the six months ended June 30, 2015 was $1,918,228 or $0.22 per basic share, compared to a net loss of ($27,963,082), or ($3.31) per basic share, for the same period last year. Diluted income per share for the three months ended June 30, 2015 was $0.12, calculated utilizing 8,609,693 average shares outstanding as adjusted for the dilutive effect of outstanding stock options and RSUs. Diluted income per share for the six months ended June 30, 2015 was $0.22, calculated utilizing 8,595,848 average shares outstanding.

Liquidity and Capital Resources

General

At June 30, 2015, we had working capital of $64,038,845 compared to $60,864,642 at December 31, 2014, an increase of $3,174,203, or 5.2%.

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

At June 30, 2015, we had a cash balance of $788,691 compared to $1,504,907 at December 31, 2014.

Our costs and estimated earnings in excess of billings increased by approximately $11.1 million during the six months ended June 30, 2015.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Facilities

Line of Credit

On December 5, 2012, the Company entered into an Amended and Restated Credit Agreement with Santander Bank (“Restated Agreement”) as the sole arranger, administrative agent, collateral agent and lender and Valley National Bank as lender. The Restated Agreement provides for a revolving credit facility of $35 million (“Santander Revolving Facility”). The revolving credit loans under the Restated Agreement mature on December 5, 2016. The Santander Revolving Facility and term loan under the Restated Agreement are secured by all of our assets.

As of June 30, 2015, the Company was in compliance with all the financial covenants, as amended, contained in the Restated Agreement. The Company has $22.5 million outstanding under the Santander Revolving Facility. Our availability under our line of credit of $12.5 million is fully available to us at June 30, 2015.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

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

Based on an evaluation of the Company’s disclosure controls and procedures as of June 30, 2015 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities for the three months ended June 30, 2015.  The following table sets forth information for the six months ended June 30, 2015 with respect to repurchases of our outstanding common stock:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2015 – June 30, 2015	29,648	$12.18	—	—

Total	29,648	$12.18	—	—

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
Exhibit 101

The following financial information from CPI Aerostructures, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheet, (ii) the Condensed Income Statements, (iii) the Condensed Statement of Shareholder Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to the Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: August 7, 2015	By.	/s/ Douglas J. McCrosson
Douglas J. McCrosson
Chief Executive Officer and President

Dated: August 7, 2015	By.	/s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer (Principal Accounting Officer)