Form 10-Q
period 2015-09-30
CPI AEROSTRUCTURES INC
filed 2015-11-09
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015 the number of shares of common stock, par value $.001 per share, outstanding was 8,577,256.

INDEX

Part I - Financial Information
Item 1 – Condensed Financial Statements

Condensed Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014	3

Condensed Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months ended September 30, 2015 (Unaudited) and 2014 (Unaudited)	4

Condensed Statements of Shareholders’ Equity for the Nine Months ended September 30, 2015 (Unaudited) and 2014 (Unaudited)	5

Condensed Statements of Cash Flows for the Nine Months ended September 30, 2015 (Unaudited) and 2014 (Unaudited)	6

Notes to Condensed Financial Statements (Unaudited)	7

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	26

Item 4 – Controls and Procedures	26

Part II - Other Information

Item 1 – Legal Proceedings	27

Item 1A – Risk Factors	27

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3 – Defaults Upon Senior Securities	27

Item 4 – Mine Safety Disclosures	27

Item 5 – Other Information	27

Item 6 – Exhibits	28

Signatures	29

Part I - Financial Information

Item 1 – Condensed Financial Statements

CONDENSED BALANCE SHEETS

	September 30, 2015 (Unaudited)	December 31, 2014 (Note 1)
ASSETS
Current Assets:
Cash	$1,893,534	$1,504,907
Accounts receivable, net	8,728,857	6,466,814
Costs and estimated earnings in excess of billings on uncompleted contracts	96,537,127	79,054,139
Deferred income taxes	2,102,000	1,708,000
Refundable income taxes	---	8,138,322
Prepaid expenses and other current assets	909,565	828,275

Total current assets	110,171,083	97,700,457

Plant and equipment, net	2,374,757	2,755,186
Deferred income taxes	1,439,000	3,591,000
Other assets	108,080	108,080
Total Assets	$114,092,920	$104,154,723

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,174,354	$8,928,456
Accrued expenses	1,285,357	1,061,747
Billings in excess of costs and estimated earnings on uncompleted contracts	113,115	193,650
Current portion of long-term debt	999,712	971,713
Contract loss	990,364	396,182
Line of credit	24,700,000	25,150,000
Income tax payable	182,592	6,067
Deferred income taxes	153,000	128,000
Total current liabilities	42,598,494	36,835,815

Long-term debt, net of current portion	625,034	1,289,843
Deferred income taxes	459,000	622,000
Other liabilities	624,516	593,909

Total Liabilities	44,307,044	39,341,567

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, 8,564,417 and 8,500,555 shares, respectively, issued and outstanding	8,564	8,501

Additional paid-in capital	52,045,208	51,440,770
Retained earnings	17,737,914	13,373,601

Accumulated other comprehensive loss	(5,810)	(9,716)

Total Shareholders’ Equity	69,785,876	64,813,156

Total Liabilities and Shareholders’ Equity	$114,092,920	$104,154,723

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Revenue	$26,790,881	$21,487,677	$68,611,766	$19,619,571
Cost of sales	21,194,449	17,016,373	55,564,894	53,620,290

Gross profit (loss)	5,596,432	4,471,304	13,046,872	(34,000,719)
Selling, general and administrative expenses	1,898,965	1,800,878	5,968,123	5,424,581

Income (loss) from operations	3,697,467	2,670,426	7,078,749	(39,425,300)
Interest expense	218,382	67,879	703,436	370,234
Income (loss) before provision for (benefit from) income taxes	3,479,085	2,602,547	6,375,313	(39,795,534)

Provision for (benefit from) income taxes	1,033,000	905,000	2,011,000	(12,869,000)

Net income (loss)	2,446,085	1,697,547	4,364,313	(26,926,534)

Other comprehensive income, net of tax - Change in unrealized gain- interest rate swap	1,382	5,095	3,906	9,727

Comprehensive income (loss)	$2,447,467	$1,702,642	$4,368,219	$(26,916,807)

Income (loss) per common share – basic	$0.29	$0.20	$0.51	$(3.18)

Income (loss) per common share – diluted	$0.28	$0.20	$0.51	$(3.18)

Shares used in computing income (loss) per common share:
Basic	8,564,417	8,483,111	8,544,475	8,459,028
Diluted	8,625,308	8,545,889	8,613,316	8,459,028

 See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance at January 1, 2014	8,410,493	$8,410	$50,381,348	$38,582,876	$(21,115)	$88,951,519
Net loss	----	----	----	(26,926,534)	----	(26,926,534)
Change in unrealized loss from interest rate swap	----	----	----	----	9,727	9,727
Common stock issued upon exercise of options	72,618	73	447,678	----	----	447,751
Tax benefit of stock option exercise	---	---	86,000	---	---	86,000
Stock-based compensation expense	----	----	350,824	----	----	350,824
Balance at September 30, 2014	8,483,111	$8,483	$51,265,850	$11,656,342	$(11,388)	$62,919,287

Balance at January 1, 2015	8,500,555	$8,501	$51,440,770	$13,373,601	$(9,716)	$64,813,156
Net income	----	----	----	4,364,313	----	4,364,313
Change in unrealized loss from interest rate swap	----	----	----	----	3,906	3,906
Common stock issued upon exercise of options	25,352	26	79,974	----	----	80,000
Tax benefit of stock option exercise	---	---	33,000	---	---	33,000
Stock-based compensation expense	38,510	37	491,464	---	---	491,501

Balance at September 30, 2015	8,564,417	$8,564	$52,045,208	$17,737,914	$(5,810)	$69,785,876

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,	2015	2014

Cash flows from operating activities:
Net income (loss)	$4,364,313	$(26,926,534)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	623,566	556,580
Deferred rent	34,513	12,823
Loss on disposal of fixed asset	---	1,042
Stock-based compensation	491,501	350,824
Deferred income taxes	1,624,889	(13,063,910)
Tax benefit from stock option plans	(33,000)	(86,000)
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,262,043)	(4,509,770)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(17,482,988)	34,805,809
Increase in prepaid expenses and other assets	(81,290)	(234,739)
Increase in accounts payable and accrued expenses	5,469,508	641,470
Decrease in billings in excess of costs and estimated earnings on uncompleted contracts	(80,535)	(67,742)
Increase in accrued losses on uncompleted contracts	594,182	1,528,921
Taxes refunded	8,133,433	----
Increase (decrease) in income taxes payable	209,525	(650,536)

Net cash provided by (used in) operating activities	1,605,574	(7,641,762)

Cash used in investing activities - purchase of plant and equipment	(126,953)	(514,043)

Cash flows from financing activities:
Payments on long-term debt	(752,994)	(712,992)
Proceeds from line of credit	8,200,000	8,500,000
Payments on line of credit	(8,650,000)	(1,500,000)
Proceeds from exercise of stock options	80,000	447,751
Tax benefit from stock option plans	33,000	86,000

Net cash (used in) provided by financing activities	(1,089,994)	6,820,759

Net increase (decrease) in cash	388,627	(1,335,046)
Cash at beginning of period	1,504,907	2,166,103

Cash at end of period	$1,893,534	$831,057

Supplemental disclosures of cash flow information:
Noncash investing and financing activities:

Equipment acquired under capital lease	$116,184	---

Cash paid during the period for:
Interest	$736,987	$708,504
Income taxes	$29	$855,000

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.     INTERIM FINANCIAL STATEMENTS

The condensed financial statements of CPI Aerostructures, Inc. (the “Company”) as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

The Company maintains its cash in two financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation.  From time to time, the Company’s balances may exceed these limits.  As of September 30, 2015, the Company had approximately $2,152,000 of uninsured balances.  The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

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

Because of the change in estimate on the Company’s A-10 program recognized in the quarter ended June 30, 2014, the Company incurred a net loss for the year ended December 31, 2014. The A-10 program, along with all the Company’s programs, is evaluated on an ongoing basis. If facts and circumstances change, previously recognized estimates may be adjusted in the future and such adjustments may be material. This net loss, after adjustment for carrying back tax losses to recover previously paid taxes of approximately $8,300,000, resulted in a net operating loss carry forward at September 30, 2015 of approximately $4,300,000, which will expire in 2029. The Company’s 2014 tax return, along with its claim to recover the aforementioned previously paid taxes, were filed with the IRS in April 2015. The Company received this refund in the nine month period ended September 30, 2015.

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

The Company’s net income for the three and nine months ended September 30, 2015 includes approximately $76,500 and $491,500, respectively, of non-cash compensation expense related to the Company’s stock compensation grants. The Company’s net income/(loss) for the three and nine months ended September 30, 2014 includes approximately $145,200 and $350,800, respectively, of non-cash compensation expense related to the Company’s stock option grants. On January 1, 2015, the Company granted 51,349 RSUs to its board of directors as partial compensation for the 2015 year. RSUs vest straight line on a quarterly basis over a one year period. On January 1, 2014, the Company granted 36,292 stock options to its board of directors as partial compensation for the 2014 year. Options to acquire 6,772 shares were granted on July 1, 2014 to a new board member as part of the normal compensation. The non-cash compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.

The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option valuation model. The estimated fair value of each RSU granted was determined based on the fair market value of the Company’s common stock on the date of grant.

The following weighted-average assumptions were used for the options granted during the nine months ended September 30, 2014:

Risk-free interest rate	1.45%	-	1.64%

Expected volatility	83%	-	102%

Dividend yield		0%
Expected option term (years)		5

A summary of the status of the Company’s stock option plans as of September 30, 2015 and changes during the nine months ended September 30, 2015 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding
at beginning of period	349,983	$10.97
Exercised	(55,000)	8.00
Outstanding and vested
at end of period	294,983	$11.53	1.82	$146,598

                                  NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

During the nine months ended September 30, 2015, 10,000 stock options were exercised for cash resulting in proceeds to the Company of $80,000. During the same period, 45,000 options were exercised, pursuant to provisions of the stock option plan, where the Company received no cash and 29,648 shares of its common stock in exchange for the 45,000 shares issued in the exercise. The 29,648 shares that the Company received were valued at $362,012, the fair market value of the shares on the dates of exercise.

The intrinsic value of all options exercised during the nine months ended September 30, 2015 and 2014 was approximately $230,500 and $513,000, respectively. No options were exercised during the three months ended September 30, 2015 and 2014.

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

In March 2012, the Company entered into interest rate swaps with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt. The notional amount, maturity date, and currency of these contracts match those of the underlying debt. The Company has designated these interest rate swap contracts as cash flow hedges. The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item. No material ineffectiveness was recognized in the quarter ended September 30, 2015. As of September 30, 2015 and December 31, 2014, we had a net deferred loss associated with cash flow hedges of approximately $8,800 and $14,700, respectively, due to the interest rate swap, which has been included in Other Liabilities.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value

At September 30, 2015 and December 31, 2014, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	September 30, 2015
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$26,324,746	$26,324,746

	December 31, 2014
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$27,411,556	$27,411,556

We estimated the fair value of debt using market quotes and calculations based on market rates.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the fair values of those financial liabilities measured on a recurring basis as of September 30, 2015 and December 31, 2014:

		Fair Value Measurements September 30, 2015
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest Rate Swap, net	$8,810	--	$8,810	--
Total	$8,810	--	$8,810	--

		Fair Value Measurements December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest Rate Swap, net	$14,716	--	$14,716	--
Total	$14,716	--	$14,716	--

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

As of September 30, 2015 and December 31, 2014, $8,810 and $14,716, respectively, was included in Other Liabilities related to the fair value of the Company’s interest rate swap, and $5,810 and $9,716, respectively, net of tax of $3,000 and $5,000, respectively, was included in Accumulated Other Comprehensive Loss.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	September 30, 2015
	U.S Government	Commercial	Total

Costs incurred on uncompleted Contracts	$331,229,392	$113,516,197	$444,745,589
Estimated earnings	62,389,343	47,564,640	109,953,983
Sub-total	393,618,735	161,080,837	554,699,572
Less billings to date	338,242,351	120,033,209	458,275,560

Costs and estimated earnings in excess of billings on uncompleted contracts	$55,376,384	$41,047,628	$96,424,012

	December 31, 2014
	U.S. Government	Commercial	Total
Costs incurred on uncompleted Contracts	$299,871,583	$90,272,545	$390,144,128
Estimated earnings	56,708,610	39,773,983	96,482,593
Sub-total	356,580,193	130,046,528	486,626,721
Less billings to date	313,441,471	94,324,761	407,766,232
Costs and estimated earnings in excess of billings on uncompleted contracts	$43,138,722	$35,721,767	$78,860,489

The above amounts are included in the accompanying balance sheets under the following captions at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Costs and estimated earnings in excess of billings on uncompleted contracts	$96,537,127	$79,054,139
Billings in excess of costs and estimated earnings on uncompleted contracts	(113,115)	(193,650)

Totals	$96,424,012	$78,860,489

U.S. Government Contracts includes contracts directly with the U.S. Government and Government subcontracts.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the nine months ended September 30, 2015, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $333,000 from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in prior years. During the nine months ended September 30, 2014, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $42,346,000 from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in prior years.

Although management believes it has established adequate procedures for estimating costs to uncompleted open contracts, it is possible that additional significant costs could occur on contracts prior to completion.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

5.	income (Loss) PER COMMON SHARE

Basic income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted income per common share for the three and nine month periods ended September 30, 2015 is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, as well as unvested RSUs. Through December 31, 2014, part of the compensation the Company paid to its Board of Directors was in stock options. In 2015, the Company changed its Board compensation to include RSU’s and eliminated the grant of stock options. Incremental shares of 97,839 were used in the calculation of diluted income per common share in the three months ended September 30, 2015. Incremental shares of 235,649 were not used in the calculation of diluted income per common share in the three month period ended September 30, 2015, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive. Incremental shares of 142,056 were used in the calculation of diluted income per common share in the nine months ended September 30, 2015. Incremental shares of 165,766 were not used in the calculation of diluted income per common share in the nine month period ended September 30, 2015, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive. Incremental shares of 211,402 were used in the calculation of diluted income per common share in the three months ended September 30, 2014. Incremental shares of 163,581 were not used in the calculation of diluted income per common share in the three month period ended September 30, 2014, as the effect of incremental shares would be anti-dilutive. No incremental shares were used in the calculation of diluted income (loss) per common share in the nine month period ended September 30, 2014, as the effect of incremental shares would be anti-dilutive due to the loss reported.

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

As of September 30, 2015, the Company was in compliance with all of the financial covenants contained in the Restated Agreement, as amended. As of September 30, 2015, the Company had $24.7 million outstanding under the Restated Agreement bearing interest at 3.50%.

The Santander Revolving Facility and term loan under the Restated Agreement are secured by all our assets.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

7.	LONG-TERM DEBT

On March 9, 2012, the Company obtained a $4.5 million term loan from Santander to be amortized over five years (the “Santander Term Facility”). Santander Term Facility was used to purchase tooling and equipment for new programs. Santander Term Facility bears interest at the lower of LIBOR plus 3% or Santander Bank’s prime rate, 3.5% at September 30, 2015.

Additionally, the Company and Santander Bank entered into a five year interest rate swap agreement, in the notional amount of $4.5 million. Under the interest rate swap, the Company pays an amount to Santander Bank representing interest on the notional amount at a fixed rate of 4.11% and receives an amount from Santander Bank representing interest on the notional amount of a rate equal to the one-month LIBOR plus 3%. The effect of this interest rate swap will be the Company paying a fixed interest rate of 4.11% over the term of the Santander Term Facility.

 The maturities of long-term debt are as follows:

Twelve months ending September 30,
2016	$999,712
2017	577,603
2018	28,869
2019	15,876
Thereafter	2,686
$1,624,746

In addition to the Santander Term Facility, included in long-term debt are capital leases and notes payable of $199,746, including a current portion of $99,712.

8.	MAJOR CUSTOMERS

During the nine months ended September 30, 2015, the Company’s three largest commercial customers accounted for 22%, 19% and 18% of revenue, respectively. During the nine months ended September 30, 2014, the Company’s three largest commercial customers accounted for 26%, 22% and 11% of revenue, respectively. In addition, during the nine months ended September 30, 2015 and 2014, 0.84% and 1.2%, respectively, of revenue was directly from the U.S. Government.

At September 30, 2015, 24%, 23%, 14% and 13% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from the Company’s four largest commercial customers. At December 31, 2014, 27%, 25%, 13% and 8% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from the Company’s four largest commercial customers.

At September 30, 2015 and December 31, 2014, less than 1.0% and less than 1.1%, respectively, of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were directly from the U.S. Government.

At September 30, 2015, 31%, 21% and 14% of our accounts receivable were from our three largest commercial customers. At December 31, 2014, 26%, 21% and 15% of accounts receivable were from our three largest commercial customers.

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

Marketing and New Business

From the beginning of the current fiscal year through September 30, 2015, we received approximately $48.0 million of new contract awards compared to $87.8 million in the same period of 2014. Included in last year’s results was a multi-year government subcontract valued at approximately $65 million for a five year quantity of E-2D outer wing panel kits. Through September 30, 2015, we received $12.7 million in prime contracts directly from the US Government compared to $0 in the same period of 2014. We received $12.3 million in government subcontracts awards through the nine month period ended September 30, 2015 compared to $65.1 during the same period in 2014. And finally, through September 30, 2015 we have received $23.0 million in commercial subcontract awards as compared to $22.7 million of commercial subcontracts in the same period in 2014.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our total backlog as of September 30, 2015 and December 31, 2014 was as follows:

Backlog (Total)	September 30, 2015	December 31, 2014
Funded	$125,720,000	$120,570,000
Unfunded	295,944,000	283,078,000
Total	$421,664,000	$403,648,000

Approximately 71% of the total amount of our backlog at September 30, 2015 was attributable to government contracts. Our backlog attributable to government contracts at September 30, 2015 and December 31, 2014 was as follows:

Backlog (Government)	September 30, 2015	December 31, 2014
Funded	$116,957,000	$117,875,000
Unfunded	183,358,000	136,893,000
Total	$300,315,000	$254,768,000

Our backlog attributable to commercial contracts at September 30, 2015 and December 31, 2014 was as follows:

Backlog (Commercial)	September 30, 2015	December 31, 2014
Funded	$8,763,000	$2,695,000
Unfunded	112,586,000	146,185,000
Total	$121,349,000	$148,880,000

Our unfunded backlog is primarily comprised of the long-term contracts for the G650, E-2D, F-16, T-38, F-35, HondaJet Light Business Jet, Bell AH-1Z Cessna Citation X+, Sikorsky S-92 and Embraer Phenom 300. These long-term contracts are expected to have yearly orders, which will be funded in the future.

The low level of funded backlog on commercial programs is the result of customers placing funded orders based upon expected lead time. These programs are under long-term agreements with our customers, and as such, we are protected by termination liability provisions.

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

Item2 – Management’s Discussion and Analysis of Financial Condition and  Results of Operations

Results of Operations

Revenue

Revenue for the three months ended September 30, 2015 was $26,790,881 compared to $21,487,677 for the same period last year, an increase of 24.7%. The increase in revenue for the three month period ended September 30, 2015 is the result of increased work on the Company’s E-2D program, as we have begun to work on the multi-year order received at the end of 2014.

For the nine months ended September 30, 2015, revenue was $68,611,766 compared to $19,619,571 for the same period last year. The material difference in revenue for the nine month period and revenue from government subcontracts (described below) was the result of the change in estimate recognized in the second quarter of 2014.

We predominately generate revenue from subcontracts with OEMs and Tier 1 manufacturers. Revenue generated from government subcontracts for the nine months ended September 30, 2015 was $37,003,015 compared to $(7,039,352) for the nine months ended September 30, 2014.

Revenue from commercial subcontracts was $31,034,309 for the nine months ended September 30, 2015 compared to $25,922,384 for the nine months ended September 30, 2014, an increase of $5,111,925 or 19.7%. This increase is the result of increased production on our Embraer and Honda programs.

Inflation historically has not had a material effect on our operations.

Cost of sales

Cost of sales for the three months ended September 30, 2015 and 2014 was $21,194,449 and $17,016,373, respectively, an increase of $4,178,076 or 24.6%. The increase in cost of sales for the three months ended September 30, 2015 was a result of the 24.7% increase in revenue compared to the three months ended September 30, 2014.

Cost of sales for the nine months ended September 30, 2015 and 2014 was $55,564,894 and $53,620,290, respectively, an increase of $1,944,604 or 3.6%.

The components of the cost of sales were as follows:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Procurement	$15,529,184	$12,207,200	$36,046,790	$34,647,217
Labor	2,662,403	2,150,171	7,194,292	6,418,809
Factory Overhead	3,992,582	3,757,821	11,956,796	11,025,343
Other contract costs	(989,720)	(1,098,819)	367,016	1,528,921

Cost of Sales	$21,194,449	$17,016,373	$55,564,894	$53,620,290

Other contract costs for the three months ended September 30, 2015 was ($989,720) compared to ($1,098,819), an increase of $109,099. Other contract costs for the nine months ended September 30, 2015 was $367,016 compared to $1,528,921 a decrease of $1,161,905. Other contract costs relate to expenses recognized for changes in estimates and expenses predominately associated with loss contracts. During the nine months ended September 30, 2014, the Company recognized approximately $1.5 million in other contract costs related to the change in estimate on the A-10 WRP, as such other contract costs recognized in the nine months ended September 30, 2015 have declined significantly.

Procurement for the three months ended September 30, 2015 was $15,529,184 compared to $12,207,200 an increase of $3,321,984 or 27.2%. Procurement for the nine months ended September 30, 2015 was $36,046,790 compared to $34,647,217, an increase of $1,399,573 or 4.0%. The increase in procurement in both periods was the result of increased procurement on the Company’s E-2D program.

Labor costs for the nine months ended September 30, 2015 was $7,194,292 compared to $6,418,809, an increase of $775,483 or 12.1%. This increase is due to more direct touch employees needed to support increasing delivery volume in 2015 compared to 2014, specifically on our Embraer and Honda programs.

Factory overhead for the nine months ended September 30, 2015 was $11,956,796 compared to $11,025,343, an increase of $931,453 or 8.5%. This increase is the result of an increase of approximately $939,000 for employee benefits, predominately increasing insurance rates, offset by decreases in indirect labor of $182,196 as we continue to improve the efficiency of our workforce.

Gross Profit

Because of the material change in estimate on the A-10 program described above, comparisons of gross profit and gross profit percentage for the nine months ended September 30, 2015 to the gross loss and gross loss percentage for the same period in 2014 are not informative.

Gross profit percentage for the three months ended September 30, 2015 was 20.9%, which is comparable to the 20.8% gross profit percentage achieved in the three months ended September 30, 2014.

Additionally, gross profit percentage for the three and nine months ended September 30, 2015 was 20.9% and 19.0%, respectively. Gross profit percentage through September 30, 2015 is below our historic gross profit percentage because of the ongoing recording of revenue on the A-10 program with no gross profit, as compared to a positive gross margin in periods prior to June 30, 2014.

Gross profit percentage on all programs excluding the A-10 was 23.4% for the three and nine months ended September 30, 2015. These rates are in the middle of the expected range of gross profit percentage based on the Company’s current mix of programs.

Favorable/Unfavorable Adjustments to Gross Profit

During the nine months ended September 30, 2015 and 2014, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in decreases in total gross profit as follows:

	Nine months ending
	2015	2014

Favorable adjustments	$1,116,000	$676,000
Unfavorable adjustments	(1,449,000)	(43,022,000)
Net adjustments	$(333,000)	$(42,346,000)

For the nine months ended September 30, 2015, we had one contract on which we have experienced technical issues, which resulted in excess engineering time and additional procurement costs that caused an unfavorable adjustment of approximately $803,000. No other individual favorable or unfavorable changes in estimates for the nine months ended September 30, 2015 were material.

For the nine months ended September 30, 2014, approximately $39,916,000 of the unfavorable adjustment was the result of the changes in estimates on the Company’s A-10 WRP described earlier. In addition, the Company has one contract that has had shipping dates extended a number of times. As a result, labor and procurement costs have changed since the initial contract estimate, which resulted in an unfavorable adjustment of approximately $691,000. The Company also has one contract on which we have experienced technical issues, which resulted in excess engineering time that caused an unfavorable adjustment of approximately $600,000. Also, the Company has one multi-year contract that has experienced procurement price increases that has caused an unfavorable adjustment of approximately $550,000. No other individual favorable or unfavorable changes in estimates for the nine months ended September 30, 2014 were material.

Item2 – Management’s Discussion and Analysis of Financial Condition and  Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2015 were $1,898,965 compared to $1,800,878 for the three months ended September 30, 2014, an increase of $98,087, or 5.4%. This increase was predominately the result of a $90,000 increase in salaries and a $70,000 increase in accrued bonus, offset by a $69,000 decrease in Board of Directors fees. The decrease in Board of Directors fees was a timing difference since the year to date amounts show an overall increase in fees for 2015.

Selling, general and administrative expenses for the nine months ended September 30, 2015 were $5,968,123 compared to $5,424,581 for the nine months ended September 30, 2014, an increase of $543,542, or 10.0%. This increase was predominately the result of a $210,000 increase in accrued bonuses and a $174,000 increase in costs relating to the grant of RSUs that were expensed for our board of directors, including having one more director in the nine months ended September 30, 2015 as compared to the same period last year.

Income (Loss) Before Provision for (Benefit from) Income Taxes

Income before provision for income taxes for the three months ended September 30, 2015 was $3,479,085 compared to $2,602,547 for the same period last year, an increase of $876,538. For the nine months ended September 30, 2015, income before provision for income taxes was $6,375,313 compared to a loss of $39,795,534 for the same period last year, an increase of $46,170,847.

Provision for (Benefit from) Income Taxes

Provision for income taxes was $1,033,000 and $2,011,000 for the three and nine months ended September 30, 2015, respectively. Provision for income taxes for the three months ended September 30, 2014 was $905,000 and benefit from income taxes was $12,869,000 for the nine months ended September 30, 2014, respectively. The effective tax rate at September 30, 2015 and 2014 was 31.5% and 32.3%, respectively. Our historical tax rates have been below the federal statutory rate because of the effect of permanent differences between book and tax deductions, predominately the R&D tax credit and the domestic production activity deduction.

Item2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Income (Loss)

Net income for the three months ended September 30, 2015 was $2,446,085 or $0.29 per basic share, compared to $1,697,547 or $0.20 per basic share, for the same period last year, an increase of 45%. Net income for the nine months ended September 30, 2015 was $4,364,313 or $0.51 per basic share, compared to a net loss of $26,926,534, or $3.18 per basic share, for the same period last year. Diluted income per share for the three months ended September 30, 2015 was $0.28, calculated utilizing 8,625,308 average shares outstanding as adjusted for the dilutive effect of outstanding stock options and RSUs. This compares to diluted income per share of $0.20 for the three months ended September 30, 2014, an increase of 40%. Diluted income per share for the nine months ended September 30, 2015 was $0.51, calculated utilizing 8,613,316 average shares outstanding, compared to a loss of $3.18 per diluted share for the same period last year.

Liquidity and Capital Resources

General

At September 30, 2015, we had working capital of $67,572,589 compared to $60,864,642 at December 31, 2014, an increase of $6,707,946 or 11.0%.

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

At September 30, 2015, we had a cash balance of $1,893,534 compared to $1,504,907 at December 31, 2014.

Our costs and estimated earnings in excess of billings increased by approximately $17.5 million during the nine months ended September 30, 2015.

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

As of September 30, 2015, the Company was in compliance with all the financial covenants, as amended, contained in the Restated Agreement. The Company has $24.7 million outstanding under the Santander Revolving Facility. Our availability under our line of credit of $10.3 million is fully available to us at September 30, 2015

Term Loan

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

Based on an evaluation of the Company’s disclosure controls and procedures as of September 30, 2015 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities for the three months ended September 30, 2015.  The following table sets forth information for the nine months ended September 30, 2015 with respect to repurchases of our outstanding common stock:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2015 – September 30, 2015	29,648	$12.18	—	—

Total	29,648	$12.18	—	—

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

CPI AEROSTRUCTURES, INC.

Dated: November 9, 2015	By.	/s/ Douglas J. McCrosson
Douglas J. McCrosson
Chief Executive Officer and President

Dated: November 9, 2015	By.	/s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer (Principal Accounting Officer)