Form 10-K
period 2015-12-31
CPI AEROSTRUCTURES INC
filed 2016-03-28
CIK 889348

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes  ☐     No  ☒

As of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on the NYSE MKT of $10.01) held by non-affiliates of the registrant was $77,727,039.

As of March 23, 2016, the registrant had 8,596,982 common shares, $.001 par value, outstanding.

 Documents Incorporated by Reference:

Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

CPI AEROSTRUCTURES, INC.

FORM 10-K ANNUAL REPORT

PART I

Item 1. BUSINESS

General

CPI Aerostructures, Inc. (“CPI Aero®” or the “Company”) is a United States (“U.S.”) supplier of aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets. We are a manufacturer of structural aircraft parts and aerosystems. Additionally, we leverage our global supply chain skills to assist our customers in managing a diverse worldwide supplier market by providing “one stop shopping” for an assortment of aerospace parts. Within the global aerostructures supply chain, we are either a Tier 1 supplier to aircraft original equipment manufacturers (“OEMs”) or a Tier 2 subcontractor to major Tier 1 manufacturers. We also are a prime contractor to the U.S. Department of Defense, primarily the Air Force. In addition to our assembly operations, we provide engineering; program management, supply chain management, and maintenance repair and overhaul (“MRO”) services.

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

We are a subcontractor for leading defense prime contractors such as Northrop Grumman Corporation (“NGC”), The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed”), Sikorsky Aircraft Corporation (“Sikorsky”) and Bell Helicopter (“Bell”). 57%, 5% and 66% of our revenue in 2015, 2014 and 2013, respectively, was generated by subcontracts with defense prime contractors. Our 2014 defense subcontractor revenue was significantly decreased because of the change in estimate on the A-10 program, described in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MDA”).

We also operate as a subcontractor to prime commercial contractors, including Sikorsky, Honda Aircraft Company, Inc. (“Honda”), Embraer S.A. (“Embraer”) and The Triumph Group (“Triumph”), in the production of commercial aircraft parts. 42%, 93% and 32% of our revenue in 2015, 2014 and 2013, respectively, was generated by commercial contract sales.

We also perform as a prime contractor supplying aircraft structural parts directly to the U.S. Government. In this role, we have delivered skin panels, leading edges, flight control surfaces, engine components, wing tips, cowl doors, nacelle assemblies and inlet assemblies for military aircraft such as the C-5A cargo jet, the T-38 “Talon” jet trainer, the C-130 “Hercules” cargo jet, the A-10 “Thunderbolt” attack jet, and the F-16 fighter jet. 1%, 2% and 2% of our revenue in 2015, 2014 and 2013, respectively, was generated by prime government contract sales.

CPI Aero has over 35 years of experience as a contractor. Most members of our management team have held management positions at large aerospace contractors, including NGC and GKN Aerospace. Our technical team possesses extensive technical expertise and program management and integration capabilities. Our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products.

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

Significant Contracts

Some of our significant contracts are as follows:

Military Aircraft – Subcontracts with Prime Contractors

E-2D “Advanced Hawkeye” The NGC E-2 Hawkeye is an all-weather, carrier-based tactical Airborne Early Warning aircraft. The twin turboprop aircraft was designed and developed in the 1950s by Grumman for the United States Navy as a replacement for the E-1 Tracer. The United States Navy aircraft has been progressively updated with the latest variant, the E-2D, first flying in 2007. In 2008, we received an initial $7.9 million order from NGC to provide structural kits for the E-2D. We initially valued the long-term agreement at approximately $98 million over an eight-year period, with the potential to be in excess of $195 million over the life of the aircraft program. The cumulative orders we have received on this program through January 2016 exceed $140 million.

In addition, in 2015 we won an award to supply structural components and kits for the Outer Wing Panel (“OWP”) on the E-2D Advanced Hawkeye airborne early warning and control (“AEW&C”) aircraft that will be manufactured for Japan. We will be responsible for component source selection, supply chain management, delivery of kits, and will provide manufacturing engineering services to Northrop Grumman during the integration of the components into the OWP. The contract from Northrop Grumman is valued at between $25 million and $30 million.

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

F-16 “Fighting Falcon” The Lockheed Martin Fighting Falcon is a single-engine multirole fighter aircraft. Originally developed by General Dynamics for the USAF, over 2,900 F-16 aircraft are flown by the USAF and by air forces around the world today. CPI has a contract with United Technologies Aerospace Systems to manufacture pod structures for the DB-110 reconnaissance system, which is used primarily on exported F-16 aircraft.

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

HondaJet© advanced light business jet In May 2011, Honda awarded us a contract to manufacture engine inlets and flaps and vane assemblies for the HondaJet advanced light business jet. We have received approximately $18.5 million in orders on this program through December 2015. We estimate the potential value of this program to be approximately $70 million.

Embraer Phenom 300 In May 2012, Embraer awarded us a contract to manufacture engine inlets for the Embraer Phenom 300 business jet. We have received approximately $25.3 million in orders on this program through December 2015. We estimate the potential value of the program to be in excess of $40 million.

Cessna Citation X In November 2012, Cessna Aircraft Company (“Cessna”) awarded us a contract to supply structural assemblies, predominately wing spars, for Cessna’s flagship aircraft, the newly-relaunched Cessna Citation X. We have received approximately $9.7 million in orders on this program through December 2015. We estimate the value of the contract to be approximately $24 million.

Military Aircraft – Prime Contracts with U.S. Government

F-16 “Fighting Falcon” In November 2014, The Defense Logistics Agency (“DLA”) awarded CPI a Multi-Year contract to provide structural wing components and logistical support for global F-16 aircraft MRO operations. We estimate the value of the contract, including options, to be approximately $53.5 million.

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

Over time, our Company has expanded both in size and capabilities, with growth in our operational and global supply chain program management. These expansions have allowed us the ability to supply more complex aerostructure assemblies and aerosystems and structures in support of our government-based programs as well as to pursue opportunities within the commercial and business jet markets. Our capabilities have also allowed us to acquire MRO and kitting contracts.

Approximately $9.9 million and $7.1 million of our revenue for the years ended December 31, 2015 and 2014, respectively, was from customers outside the U.S. All other revenue for each of the three years in the period ended December 31, 2015 has been attributable to customers within the U.S. We have no assets outside the U.S.

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our total backlog as of December 31, 2015 and 2014 was as follows:

Backlog (Total)	December 31, 2015	December 31, 2014
Funded	$101,145,000	$120,570,000
Unfunded/unreleased	286,171,000	283,078,000
Total	$387,316,000	$403,648,000

Approximately 71% of the total amount of our backlog at December 31, 2015 was attributable to government contracts. Our backlog attributable to government contracts at December 31, 2015 and 2014 was as follows:

Backlog (Government)	December 31, 2015	December 31, 2014
Funded	$95,048,000	$117,875,000
Unfunded	181,826,000	136,893,000
Total	$276,874,000	$254,768,000

Our backlog attributable to commercial contracts at December 31, 2015 and 2014 was as follows:

Backlog (Commercial)	December 31, 2015	December 31, 2014
Funded	$6,097,000	$2,695,000
Unfunded/unreleased	104,345,000	146,185,000
Total	$110,442,000	$148,880,000

Our unfunded backlog is primarily comprised of the long-term contracts that we received from Spirit and NGC during 2008, Honda and Bell during 2011 and Cessna, Sikorsky and Embraer during 2012. These long-term contracts are expected to have yearly orders which will be funded in the future.

Approximately 68% of the funded backlog at December 31, 2015 is expected to be recognized as revenue during 2016.

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

Competition

We face competition in our role as both a prime contractor to the U.S. Government and as a Tier 1 or Tier 2 subcontractor to military and commercial aircraft manufacturers.  For certain unrestricted contracts for the US Government, we may compete against well-established prime contractors, including NGC, Lockheed and Boeing.  All of these competitors possess significantly larger infrastructures, greater resources and the capabilities to respond to much larger contracts.  We believe that our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products.  While larger prime contractors compete for significant modification awards they generally do not compete for awards in smaller modifications, spares and replacement parts, even for aircraft for which they are the original manufacturer.  In certain instances, the large prime contractors often subcontract much of the work they win to their Tier 1 suppliers so we also may act as a subcontractor to some of these major prime contractors. Further, in some case, these companies are not permitted to bid, for example when the Government designates a contract as a Small Business Set-Aside.  In these restricted contracts for the US Government, CPI Aero typically competes against numerous small business competitors.  We believe we compete effectively against the smaller competitors because smaller competitors generally do not have the expertise we have in responding to requests for proposals for government contracts, nor will they typically have the more than 35 years of past performance in conducting more than 2000 contracts for the Government.

We also compete at the Tier 1 and Tier 2 levels for work for major subcontracts with OEMS in both the military and commercial markets.  We often compete against much larger Tier 1 suppliers, such as Triumph Group, Spirit AeroSystems, Kaman Aerospace, GKN Aerospace, Ducommun, LMI Aerospace, and Precision Castparts Corp.  We believe that we can compete effectively with these larger companies by delivering products with the same level of quality and performance at a better value for our customer.

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

Employees

As of March 21, 2016, we had 280 full-time employees. We employ temporary personnel with specialized disciplines on an as-needed basis. None of our employees are members of a union. We believe that our relations with our employees are good.

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

We are a supplier, either directly or as a subcontractor, to the U.S. Government and its agencies. Government subcontracts accounted for 58% of our revenue in 2015, 5% of our revenue in 2014 and 66% of our revenue in 2013. In addition, 1% percent of revenue for 2015, 2% of revenue for 2014 and 2% of revenue for 2013 was derived from prime government contract sales. We depend on government contracts for a significant portion of our business. If we are suspended or barred from contracting with the U.S. Government, if our reputation or relationship with individual federal agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially adversely affected.

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

The maximum contract value specified under each contract that we enter into is not necessarily indicative of the revenues that we will realize under that contract. Because we may not receive the full amount we expect under a contract, we may not accurately estimate our backlog because the earnings of revenues on programs included in backlog may never occur or may change. Cancellations of pending contracts or terminations or reductions of contracts in progress could have a material adverse effect on our business, prospects, financial condition or results of operations. As of December 31, 2015, our backlog was approximately $387 million, of which 26% was funded and 74% was unfunded.

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

Our management has determined that as of December 31, 2015, our internal controls over financial reporting were not effective based on the criteria created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) set forth in Internal Control – Integrated Framework (2013).

Because of the material weakness identified in our internal controls over financial reporting, our management is unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we are required to implement remedial measures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Such remedial measures could be expensive and time consuming and could potentially cause investors to lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation. For more information see, “Management’s Report on Internal Control over Financial Reporting.”

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

We are presently classified as a small business and the loss of our small business status may adversely affect our ability to compete for government contracts.

We are presently classified as a small business under certain of the codes under the North American Industry Classification Systems (“NAICS”) industry and product specific codes which are regulated in the United States by the Small Business Administration. We are not considered a small business under all NAICS codes. While we do not presently derive a substantial portion of our business from contracts which are set-aside for small businesses, we are able to bid on small business set-aside contracts as well as contracts which are open to non-small business entities. As the NAICS codes are periodically revised, it is possible that we may lose our status as a small business. The loss of small business status would adversely impact our eligibility for special small business programs and limit our ability to partner with other business entities which are seeking to team with small business entities as may be required under a specific contract.

Unauthorized access to our or our customers’ information and systems could negatively impact our business.

We face certain security threats, including threats to the confidentiality, availability and integrity of our data and systems. We maintain a network of technical security controls, policy enforcement mechanisms, monitoring systems and management oversight in order to address these threats. While these measures are designed to prevent, detect and respond to unauthorized activity in our systems, certain types of attacks, including cyber-attacks, could result in significant financial or information losses and/or reputational harm. In addition, we maintain information and technology data for certain customers. Many of these customers face similar security threats. If we cannot prevent the unauthorized access, release and/or corruption of our customers’ confidential, classified or personally identifiable information, our reputation could be damaged, and/or we could face financial losses.

Item 1B.      UNRESOLVED STAFF COMMENTS

None.

Item 2.     PROPERTIES

CPI Aerostructures’ executive offices and production facilities are situated in an approximately 171,000 square foot building located at 91 Heartland Blvd., Edgewood, New York 11717. CPI Aerostructures occupies this facility under a ten-year lease that commenced in June 2011. The current monthly base rent is $133,372, including real estate taxes.

Item 3.     LEGAL PROCEEDINGS

None.

Item 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are listed on the NYSE MKT under the symbol CVU. The following table sets forth for 2015 and 2014, the high and low sales prices of our common shares for the periods indicated, as reported by the NYSE MKT.

Period	High	Low
2014
Quarter Ended March 31, 2014	$16.00	$12.50
Quarter Ended June 30, 2014	$13.97	$12.00
Quarter Ended September 30, 2014	$12.75	$9.75
Quarter Ended December 31, 2014	$12.65	$9.12
2015
Quarter Ended March 31, 2015	$12.35	$10.46
Quarter Ended June 30, 2015	$12.24	$9.91
Quarter Ended September 30, 2015	$10.15	$8.50
Quarter Ended December 31, 2015	$9.84	$8.40

On March 22, 2016, the closing sale price for our common shares on the NYSE MKT was $7.41. On March 14, 2016, there were 230 holders of record of our common shares and, we believe, over 2,200 beneficial owners of our common shares.

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

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There have been no sales of unregistered sales of our equity securities for the three months ended December 31, 2015.  The have been no repurchases of our outstanding common stock during the three months ended December 31, 2015.

Equity Compensation Plan Information

The following table sets forth certain information at December 31, 2015 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	269,983	$11.29	113,787

Item 6.  Selected Financial Data

The following table sets forth our financial data as of the dates and for the periods indicated. The data has been derived from our audited financial statements. The selected financial data should be read in conjunction with our audited financial statements and MDA. Our results of operations for 2014 were materially affected by the change in estimate described in MDA.

Statement of Operations Data:	Years Ended December 31,
	2015	2014	2013	2012	2011

Revenue	$100,202,557	$39,687,010	$82,988,522	$89,272,582	$74,135,669

Cost of sales	83,600,854	69,411,709	64,555,275	65,039,969	55,325,729

Gross profit (loss)	16,601,703	(29,724,699)	18,433,247	24,232,613	18,809,940

Selling, general and administrative expenses	7,636,148	7,308,220	6,704,524	7,322,630	7,931,586

Income (loss) from operations	8,965,555	(37,032,919)	11,728,723	16,909,983	10,878,354

Other income (expense):
Interest/ other income (expense)	(40,433)	145,072	78,957	31,520	4,065
Interest expense	(918,129)	(794,428)	(653,786)	(416,373)	(343,491)
Total other income (expense), net	(958,562)	(649,356)	(574,829)	(384,853)	(339,426)

Income (loss) before provision for (benefit from) income taxes	8,006,993	(37,682,275)	11,153,894	16,525,130	10,538,928
Provision for (benefit from) income taxes	2,991,000	(12,473,000)	3,417,000	5,514,000	3,122,000

Net income (loss)	$5,015,993	$(25,209,275)	$7,736,894	$11,011,130	$7,416,928

Income (loss) per common share – basic	$0.59	$(2.98)	$0.92	$1.43	$1.08

Income (loss) per common share – diluted	$0.58	$(2.98)	$0.91	$1.40	$1.04

Basic weighted average number of common shares outstanding	8,522,817	8,465,937	8,389,048	7,721,304	6,869,624

Diluted weighted average number of common shares outstanding	8,579,986	8,465,937	8,470,578	7,865,090	7,133,604

Balance Sheet Data:	At December 31,
	2015	2014	2013	2012	2011

Cash	$1,002,023	$1,504,907	$2,166,103	$2,709,803	$878,200

Costs and estimated earnings in excess of billings on uncompleted contracts	102,622,387	79,054,139	112,597,136	108,909,844	79,126,828

Total current assets	112,355,720	95,992,457	120,181,761	119,354,056	85,209,924

Total assets	116,712,536	103,404,723	124,272,594	124,883,516	89,056,573

Total current liabilities	45,062,803	36,707,815	31,741,678	39,645,331	33,023,488

Working capital	67,292,917	59,284,642	88,440,083	79,708,725	52,186,436

Short-term debt	24,711,491	26,121,713	22,370,349	24,550,564	16,987,380

Long-term debt	483,961	1,289,843	2,198,187	3,209,873	889,239

Shareholders’ equity	70,532,109	64,813,156	88,951,519	80,594,199	54,026,207

Total liabilities and shareholders’ equity	116,712,536	103,404,723	124,272,594	124,883,516	89,056,573

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

Business Operations

We are engaged in the contract production of structural aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets. We have also recently expanded our presence in the aerosystems segment of the market, with our production of various reconnaissance pod structures and fuel panel systems. Within the global aerostructure and aerosystem supply chain, we are either a Tier 1 supplier to aircraft OEMs or a Tier 2 subcontractor to major Tier 1 manufacturers. We also are a prime contractor to the U.S. Department of Defense, primarily the U.S. Air Force. In conjunction with our assembly operations, we provide engineering, program management, supply chain management and kitting, and MRO services.

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

Results of Operations

Year Ended December 31, 2015 as Compared to the Year Ended December 31, 2014

Revenue. Revenue for the year ended December 31, 2015 was $100,202,557 compared to $39,687,010 for the same period last year, representing an increase of $60,515,547.

Overall, revenue generated from prime government contracts for the year ended December 31, 2015 was $892,752 compared to $778,175 for the year ended December 31, 2014, an increase of $114,577 or 14.7%.

Revenue generated from government subcontracts for the year ended December 31, 2015 was $56,982,785 compared to $2,059,029 for the year ended December 31, 2014, an increase of $54,923,756. Because of the change in estimate on our Wing Replacement Program for the U.S. Air Force’s A-10 Thunderbolt aircraft (“WRP”) described below, our 2014 revenue from government subcontracts was unusually low, which resulted in the increase in revenue for 2015 as compared to 2014.

Revenue generated from commercial contracts was $42,327,020 for the year ended December 31, 2015 compared to $36,849,806 for the year ended December 31, 2014, an increase of $5,477,214 or 14.9%. This increase is the result of an approximate $2.8 million increase in revenue on our Embraer Phenom 300 program and an a approximate $5.1 million increase in our Honda program. These programs have progressed out of the low rate early stage into a more normal production phase. These increases were offset by small decreases in our G650 program and our Sikorsky S-92 programs.

During the year ended December 31, 2015, we received approximately $61.6 million of new contract awards, which included $13.3 million of government prime contract awards, approximately $14.1 million of government subcontract awards and approximately $34.2 million of commercial contract awards, compared to $92.9 million of new contract awards in 2014, which included $0.5 million in government prime contract awards, $67.1 million of government subcontract awards and $25.3 million of commercial contract awards. In September of last year we received a $65 million multi-year contract modification adding four additional years' worth of E-2/C-2 wing kits.  This amount was entirely included in new contract awards for the 2014 period.  This means we will no longer receive annual purchase orders for our largest program as has been the case historically, making the comparison to last year less informative.

Cost of sales

Cost of sales for the years ended December 31, 2015 and 2014 was $83,600,854 and $69,411,709, respectively, an increase of $14,189,145 or 20.4%.

The components of the cost of sales were as follows:

	Year ended
	December 31, 2015	December 31, 2014

Procurement	$57,473,129	$45,106,460
Labor	9,188,417	8,558,125
Factory overhead	16,431,764	15,350,942
Other contract costs	507,544	396,182

Cost of Sales	$83,600,854	$69,411,709

Procurement for the year ended December 31, 2015 was $57,473,129 compared to $45,106,460, an increase of $12,366,669 or 27.4%. The increase in procurement was the result of increased procurement on the Company’s E-2D program, as we ramp up to support our recently won multi-year contract.

Labor costs for the year ended December 31, 2015 were $9,188,417 compared to $8,558,125, an increase of $630,292 or 7.4%. This increase is due to more direct touch employees needed to support increased delivery volume in 2015 compared to 2014, specifically on our Embraer and Honda programs.

Factory overhead for the year ended December 31, 2015 was $16,431,764 compared to $15,350,942, an increase of $1,080,822 or 7.0%. This increase is the result of an increase of approximately $1,002,645 for employee benefits, predominately increasing insurance rates, offset by decreases in indirect labor of $337,322 as we continue to improve the efficiency of our workforce.

Gross profit/loss. Gross profit/loss for the year ended December 31, 2015 was a profit of $16,601,703 compared to a loss of $29,724,699 for the year ended December 31, 2014, an increase of $46,326,402. Gross profit/loss percentage (“gross margin”) for the year ended December 31, 2015 was 16.6% compared to (74.9%) for the same period last year. The swing in gross margin from a profit to a loss is the result of the change in estimate on the A-10 program described above.

Favorable/Unfavorable Adjustments to Gross Profit

During the years ended December 31, 2015 and 2014, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in decreases in total gross profit as follows:

	Year Ended
	2015	2014	2013

Favorable adjustments	$1,067,000	$700,000	$1,258,000
Unfavorable adjustments	(2,942,000)	(43,268,000)	(4,958,000)
Net adjustments	$(1,875,000)	$(42,568,000)	(3,700,000)

For the year ended December 31, 2015, we had one contract on which we have experienced technical issues, which resulted in excess engineering time and additional procurement costs that caused an unfavorable adjustment of approximately $1,434,000. Additionally there was one contract that was running over the budgeted labor, which caused an unfavorable adjustment of approximately $758,000. No other individual favorable or unfavorable changes in estimates for the year ended December 31, 2015 were material. Additionally, on one contract we had significant engineering changes, which resulted in excess labor and procurement costs that caused an unfavorable adjustment of approximately $3,000,000.

For the year ended December 31, 2014, approximately $39,915,000 of the unfavorable adjustment was the result of the changes in estimates on the Company’s A-10 WRP described earlier. In addition, the Company has one contract that has had shipping dates extended a number of times. As a result, labor and procurement costs have changed since the initial contract estimate, which resulted in an unfavorable adjustment of approximately $693,000. The Company also has one contract on which we have experienced technical issues, which resulted in excess engineering time that caused an unfavorable adjustment of approximately $599,000. Also, the Company has one multi-year contract that has experienced procurement price increases that has caused an unfavorable adjustment of approximately $555,000. No other individual favorable or unfavorable changes in estimates for the year ended December 31, 2014.

For the year ended December 31, 2013 we had three contracts which resulted in favorable adjustments of $395,000, $350,000 and $106,000, respectively. This was the result of receiving increased delivery orders during 2013 which allowed us to improve labor efficiency and to negotiate quantity discounts on procurement. Additionally, we had two contracts which resulted in unfavorable adjustments of $708,000 and $448,000, respectively. These unfavorable adjustments were the result of giving pricing discounts to customers, in exchange for increasing the on certain long term agreements. Lastly, we had one contract that had an unfavorable adjustment of $1,500,000, which was the result of excess labor and material costs incurred for rework and tooling adjustments. No other individual favorable or unfavorable changes in estimates for the year ended December 31, 2013 were material.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2015 were $7,636,148 compared to $7,308,220 for the year ended December 31, 2014, an increase of $327,928, or 4.5%. This increase was primarily due to an approximately a $70,000 increase in accrued bonuses, the result of officers not earning a bonus in 2014 because of our net loss, a $90,000 increase in Board of Directors’ fees, which was the result of having 6 outside directors on our board of directors for all of 2015, an $88,000 increase in marketing and advertising expenses and a $78,000 increase in computer expenses, resulting from increased computer licensing costs associated with our larger staff.

Interest expense. Interest expense for the year ended December 31, 2015 was $918,129 compared to $794,428 for 2014, an increase of $123,701 or 15.6%. The increase in interest expense is the result of an increase in the average amount of outstanding debt during 2015 as compared to 2014.

Income (loss) from operations. We had income from operations for the year ended December 31, 2015 of $8,965,555 compared to a loss from operations of $37,032,919 for the year ended December 31, 2014 resulting predominantly from the A-10 change in estimate.

Provision for (benefit from) income taxes Our historic effective tax rate has been between 30%-32% of taxable income. The rate has been below the statutory federal income tax rate of 34% because of our ability to utilize the domestic production activity deduction, available to companies that do manufacturing within the United States. Beginning in 2015, we are providing for state income taxes in states wehere, although we don’t have any property or full time employees, the historic method for the allocation of state income taxes, we do have sales and have employees present on at least a part time basis. As such the effective tax rate for 2015 is approximately 37%. We expect that future tax rates will approximate the 2015 effective tax rate.

Year Ended December 31, 2014 as Compared to the Year Ended December 31, 2013

Revenue. Revenue for the year ended December 31, 2014 was $39,687,010 compared to $82,988,522 for the same period last year, representing a decrease of $43,301,512 or 52.2%.

Overall, revenue generated from prime government contracts for the year ended December 31, 2014 was $778,175 compared to $1,373,456 for the year ended December 31, 2013, a decrease of $595,281 or 43.3%. This decrease is consistent with our shift from being primarily a prime contractor to the U.S. Government to a subcontractor to large prime contractors.

Revenue generated from government subcontracts for the year ended December 31, 2014 was $2,059,029 compared to $54,837,383 for the year ended December 31, 2013, a decrease of $52,778,354 or 96.2%. Approximately $50.3 million of this decrease was a result of the change in estimate on our Wing Replacement Program for the U.S. Air Force’s A-10 Thunderbolt aircraft. During the period ended June 30, 2014, the Company adjusted the estimated total revenue and recorded a loss on the A-10 contract. This change in estimate predominately accounts for the large decrease in revenue from government subcontracts.

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

Cost of sales

Cost of sales for the years ended December 31, 2014 and 2013 was $69,411,709 and $64,555,275, respectively, an increase of $4,856,434,or 7.5%.

The components of the cost of sales were as follows:

	Year ended
	December 31, 2014	December 31, 2013

Procurement	$45,106,460	$44,003,746
Labor	8,558,125	6,428,728
Factory overhead	15,350,942	13,980,889
Other contract costs	396,182	141,912

Cost of Sales	$69,411,709	$64,555,275

Procurement for the year ended December 31, 2014 was $45,106,460 compared to $44,003,746, an increase of $1,102,714 or 2.5%. The increase in procurement was the result of increased procurement on the Company’s E-2D program.

Labor costs for the year ended December 31, 2014 were $8,558,125 compared to $6,428,728, an increase of $2,129,397 or 33.1%. This increase is due to more direct touch employees needed to support increasing delivery volume in 2014 compared to 2013, specifically on our Embraer and Honda programs.

Factory overhead for the year ended December 31, 2014 was $15,350,942 compared to $13,980,889, an increase of $1,370,053 or 9.8%. This increase is the result of an increase of approximately $675,000 for indirect labor and payroll costs and an increase of approximately $288,000 in factory supplies related to an increase in work.

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

Liquidity and Capital Resources

General. At December 31, 2015, we had working capital of $67,292,917 compared to $59,284,642 at December 31, 2014, an increase of $8,008,275, or 13.5%.

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

In order to perform on new programs, we may be required to expend up-front costs that may have to be amortized over a portion of production units.  In the case of significant program delays and/or program cancellations, we could be required to bear impairment charges, which may be material for costs that are not recoverable.  Such charges and the loss of up-front costs could have a material impact on our liquidity and results of operations.

We continue to work to obtain better payment terms with our customers, including accelerated progress payment arrangements, as well as exploring alternative funding sources.

At December 31, 2015, our cash balance was $1,002,023 compared to $1,504,907 at December 31, 2014, a decrease of $502,884. Our accounts receivable balance at December 31, 2015 increased to $7,665,837 from $6,466,814 at December 31, 2014.

Bank Credit Facilities.

On December 5, 2012, the Company entered into an Amended and Restated Credit Agreement with Santander Bank (“Restated Agreement”) as the sole arranger, administrative agent, collateral agent and lender and Valley National Bank as lender. The Restated Agreement provided for a revolving credit facility of $35 million (the “Revolving Facility”). The Revolving Facility and term loan under the Restated Agreement are secured by all of our assets.

As of December 31, 2015, the Company was in compliance with all covenants contained in the Restated Agreement.

As of December 31, 2015 and 2014, the Company had $23.7 million and $25.2 million, respectively, outstanding under the Revolving Facility.

On March 9, 2012, the Company obtained a $4.5 million term loan from Santander Bank to be amortized over five years (the “Santander Term Loan”). The Santander Term Loan was used by the Company to purchase tooling and equipment for new programs. The Santander Term Loan was continued under the Restated Agreement, and was payable in monthly installments of $75,000, with a final payment of the remaining principal balance on March 9, 2017. The Santander Term Loan bore interest at the lower of LIBOR plus 3% or Santander Bank’s prime rate. The Santander Term Loan was subject to the amended and restated terms and conditions of the Restated Agreement.

In connection with the Santander Term Loan, the Company and Santander Bank entered into a five-year interest rate swap agreement, in the notional amount of $4.5 million. Under the interest rate swap, the Company paid an amount to Santander Bank representing interest on the notional amount at 4.11% and received an amount from Sovereign representing interest on the notional amount at a rate equal to the one-month LIBOR plus 3%. The effect of this interest rate swap was that the Company paid a fixed interest rate of 4.11% over the term of the Santander Term Loan.

On March 24, 2016, the Company entered into a Credit Agreement with Bank United, N.A. as the sole arranger, administrative agent and collateral agent (the “BankUnited Facility”). The BankUnited Facility provides for a revolving credit loan commitment of $30 million and a $10 million term loan. The proceeds of the BankUnited Facility were used to pay off all amounts outstanding under the Santander Term Loan and the Revolving Facility. The term of the BankUnited Facility is through March of 2019. The revolving loan bears interest at a rate based upon a pricing grid, as defined in the agreement. The range for LIBOR based loans is between 2% and 2.75% above the then applicable LIBOR rate. The range of base rate loans is between the bank’s prime rate and 0.25% above the bank’s prime rate.

In connection with the BankUnited Facility, the Company terminated the Santander interest rate swap agreement.

We believe that our existing resources, together with the availability under our credit facility, will be sufficient to meet our current working capital needs for at least the next 12 months.

Contractual Obligations. The table below summarizes information about our contractual obligations as of December 31, 2015 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$1,200,000	$900,000	$300,000	-	-
Capital Lease Obligations	295,452	111,491	124,165	$59,796	-
Operating Leases	10,812,771	1,600,467	3,318,847	3,484,025	$2,409,432
Employment Agreement Compensation**	606,000	606,000	--	-	-
Interest Rate Swap Agreement	4,453	-	4,453	-	-
Total Contractual Cash Obligations	$12,918,676	$3,217,958	$3,747,465	$3,543,821	$2,409,432

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

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosures. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, and Board of Directors, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015. Based on this evaluation and considering the material weakness in internal control over financial reporting described below relating to the recognition of revenue related to a request for equitable adjustment, we concluded as of December 31, 2015 that our disclosure controls and procedures were not effective at the reasonable assurance level.

In light of the material weakness described below, additional analyses and procedures were performed to ensure that our financial statements included in this Annual Report on Form 10-K were prepared in accordance with generally accepted accounting principles (“GAAP”). These measures included expanded year-end closing procedures and evaluation of all possible requests for equitable adjustment on contracts. As a result of these measures, management concluded that our financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

The report called for by Item 308(a) of Regulation S-K is included herein as “Management’s Report on Internal Control Over Financial Reporting.”

The attestation report called for by Item 308(b) of Registration S-K is included herein as “Report of Independent Registered Public Accounting Firm.”

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and anticipates to continue to use this criteria in the future. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2015.

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness was identified as of December 31, 2015: due to an ongoing negotiation with one customer, the Company submitted a request for equitable adjustment (“REA”) on a contract, as allowed under the contract. During the fourth quarter of 2015, the Company initially concluded that it had sufficient documentation to recognize revenue based upon the REA. After further evaluation, management concluded that it did not have sufficient documentation to record such revenue and therefore its review controls over this REA were not adequate. Management has already implemented practices and procedures to address the foregoing material weakness, including more timely reviews of infrequently occurring transactions, such as an REA. Additionally, the Company is undertaking a process to increase the size and technical expertise of its accounting staff to evaluate such transactions in the future on a more timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

CPI Aerostructures, Inc.

We have audited CPI Aerostructures, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CPI Aerostructures, Inc's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company did not have adequate review controls over the accounting for a request for equitable adjustment on a contract in its revenue recognition process. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated March 28, 2016, on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, CPI Aerostructures, Inc. has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2015 and 2014, and the related statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and the related financial statement schedule of CPI Aerostructures, Inc. and our report dated March 28, 2016 expressed an unqualified opinion.

/s/ CohnReznick LLP

Jericho, New York

March 28, 2016

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

See Item 14.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Items 10, 11, 12, 13 and 14 will be contained in our definitive proxy statement for our 2016 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Exchange Act, and incorporated herein by reference.

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1. The following financial statements are filed as a part of this report:

      Report of Independent Registered Public Accounting Firm

      Balance Sheets as of December 31, 2015 and 2014

      Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014 and 2013

      Statements of Shareholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013

      Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

      Notes to Financial Statements

2. The following financial statement schedule is filed as part of this report:

Schedule II -Valuation and Qualifying Accounts-Allowance for Doubtful Accounts

3. The following exhibits are filed as part of this report:

Exhibit Number	Name of Exhibit	No. in Document

3.1	Certificate of Incorporation of the Company, as amended. (1)	3.1

3.1(a)	Certificate of Amendment of Certificate of Incorporation filed on July 14, 1998. (2)	3.1(a)

3.2	Amended and Restated By-Laws of the Company. (5)	3.2

*10.11	Employment Agreement between Vincent Palazzolo and the Company, dated as of December 16, 2009. (4)	10.2

*10.12	Stock Option Agreement between the Company and Vincent Palazzolo, dated December 1, 2006. (3)	10.24

*10.19	Employment Agreement between Douglas McCrosson and the Company, dated as of December 16, 2009. (4)	10.3

10.20	Performance Equity Plan 2009 (6)

10.23	Agreement of Lease, dated June 30, 2011, between Heartland Boys II L.P. and CPI Aerostructures Inc. (7)	10.1

*10.26	Letter Amendment to Employment Agreement, dated November 4, 2011, from the Company to Vincent Palazzolo (8)	10.2

*10.27	Letter Amendment to Employment Agreement, dated November 4, 2011, from the Company to Douglas McCrosson (8)	10.3

10.31	Amended and Restated Credit Agreement, dated as of December 5, 2012, among CPI Aerostructures, Inc., the several lenders from time to time party thereto, and Sovereign Bank, N.A. (25)	10.1

**12	Statement re Computation of Ratios

14	Code of Business Conduct and Ethics (13)

**21	Subsidiaries of the Registrant

**23.1	Consent of CohnReznick LLP

**31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***101.INS	XBRL Instance
***101.SCH	XBRL Taxonomy Extension Schema
***101.CAL	XBRL Taxonomy Extension Calculation
***101.DEF	XBRL Taxonomy Extension Definition
***101.LAB	XBRL Taxonomy Extension Labels
***101.PRE	XBRL Taxonomy Extension Presentation

*Management compensation contract or arrangement.

**Filed herewith.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-49270) declared effective on September 16, 1992 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 1, 2006 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 21, 2009 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 2007 and incorporated herein by reference.
(6)	Included as Appendix A to the Company’s Proxy Statement filed on April 30, 2009.
(7)	Filed as an exhibit to the Company’s Current Report on Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 7, 2011 and incorporated herein by reference

CPI AEROSTRUCTURES, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:
Balance Sheets as of December 31, 2015 and 2014	F-2
Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014 and 2013	F-3
Statements of Shareholders’ Equity for the Years Ended
December 31, 2015, 2014 and 2013	F-4
Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013	F-5
Notes to Financial Statements	F-6 - F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CPI Aerostructures, Inc.

We have audited the accompanying balance sheets of CPI Aerostructures, Inc. as of December 31, 2015 and 2014, and the related statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audit of the financial statements included the financial statement schedule listed in the index appearing under Item 15. CPI Aerostructures, Inc. management is responsible for these financial statements and financial statement schedule. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CPI Aerostructures, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CPI Aerostructures, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 28, 2016, expressed an adverse opinion on the effectiveness of CPI Aerostructures, Inc.’s internal control over financial reporting.

/s/ CohnReznick LLP

Jericho, New York

March 28, 2016

 CPI AEROSTRUCTURES, INC.

BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash	$1,002,023	$1,504,907
Accounts receivable, net	7,665,837	6,466,814
Costs and estimated earnings in excess of billings on uncompleted contracts	102,622,387	79,054,139
Refundable income taxes	---	8,138,322
Prepaid expenses and other current assets	1,065,473	828,275
Total current assets	112,355,720	95,992,457

Property and equipment, net	2,358,736	2,755,186
Deferred income taxes	1,890,000	4,549,000
Other assets	108,080	108,080
Total Assets	$116,712,536	$103,404,723

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,379,469	$8,928,456
Accrued expenses	1,057,682	1,061,747
Billings in excess of costs and estimated earnings on uncompleted contracts	175,438	193,650
Current portion of long-term debt	1,011,491	971,713
Contract loss	549,723	396,182
Line of credit	23,700,000	25,150,000
Income taxes payable	189,000	6,067
Total current liabilities	45,062,803	36,707,815

Long-term debt, net of current portion	483,961	1,289,843
Other liabilities	633,663	593,909
Total Liabilities	46,180,427	38,591,567

Commitments

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, 8,583,511 and 8,500,555 shares, respectively, issued and outstanding	8,584	8,501
Additional paid-in capital	52,137,384	51,440,770
Retained earnings	18,389,594	13,373,601
Accumulated other comprehensive loss	(3,453)	(9,716)

Total Shareholders’ Equity	70,532,109	64,813,156
Total Liabilities and Shareholders’ Equity	$116,712,536	$103,404,723

 SEE NOTES TO FINANCIAL STATEMENTS

CPI AEROSTRUCTURES, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years ended December 31,	2015	2014	2013

Revenue	$100,202,557	$39,687,010	$82,988,522

Cost of sales	83,600,854	69,411,709	64,555,275

Gross profit (loss)	16,601,703	(29,724,699)	18,433,247

Selling, general and administrative expenses	7,636,148	7,308,220	6,704,524
Income (loss) from operations	8,965,555	(37,032,919)	11,728,723

Other income (expense):
Interest/other income (expense)	(40,433)	145,072	78,957
Interest expense	(918,129)	(794,428)	(653,786)
Total other expense, net	(958,562)	(649,356)	(574,829)
Income (loss) before provision for (benefit from) income taxes	8,006,993	(37,682,275)	11,153,894

Provision for (benefit from) income taxes	2,991,000	(12,473,000)	3,417,000

Net income (loss)	5,015,993	(25,209,275)	7,736,894

Other comprehensive income (loss), net of tax
Change in unrealized gain (loss)- Interest rate swap	6,263	11,399	19,712

Comprehensive income (loss)	$5,022,256	$(25,197,876)	$7,756,606

Income (loss) per common share-basic	$0.59	$(2.98)	$0.92

Income (loss) per common share-diluted	$0.58	$(2.98)	$0.91

Shares used in computing earnings per common share:
Basic	8,552,817	8,465,937	8,389,048
Diluted	8,579,986	8,465,937	8,470,578

SEE NOTES TO FINANCIAL STATEMENTS

CPI AEROSTRUCTURES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2015, 2014 and 2013

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance at January 1, 2013	8,371,439	$8,371	$49,780,673	$30,845,982	$(40,827)	$80,594,199
Net Income	----	----	----	7,736,894	----	7,736,894
Change in unrealized loss from interest rate swap	----	----	----	----	19,712	19,712
Common stock issued upon exercise of options	18,399	18	(18)	----	----	---
Common stock issued as employee compensation	20,655	21	193,884	----	----	193,905
Stock based compensation expense	----	----	379,809	----	----	379,809
Tax benefit from stock option plans	---	---	27,000	--	---	27,000

Balance at December 31, 2013	8,410,493	8,410	50,381,348	38,582,876	(21,115)	88,951,519
Net Loss	----	----	----	(25,209,275)	----	(25,209,275)
Change in unrealized loss from interest rate swap	----	----	----	----	11,399	11,399
Common stock issued upon exercise of options	85,312	86	447,665	----	----	447,751
Common stock issued as employee compensation	4,750	5	57,992	----	----	57,997
Stock based compensation expense	----	----	467,765	----	----	467,765
Tax benefit from stock option plans	---	---	86,000	--	---	86,000
				--
Balance at December 31, 2014	8,500,555	8,501	51,440,770	13,373,601	(9,716)	64,813,156
Net Income	----	----	----	5,015,993	----	5,015,993
Change in unrealized loss from interest rate swap	----	----	----	----	6,263	6,263
Common stock issued upon exercise of options	25,352	26	79,974	----	----	80,000
Common stock issued as employee compensation	6,255	6	59,417	----	----	59,423
Stock based compensation expense	51,349	51	524,223	----	----	524,274
Tax benefit from stock option plans	---	---	33,000	--	---	33,000

Balance at December 31, 2015	8,583,511	$8,584	$52,137,384	$18,389,594	$(3,453)	$70,532,109

SEE NOTES TO FINANCIAL STATEMENTS

CPI AEROSTRUCTURES, INC.

STATEMENTS OF CASH FLOWS

Years ended December 31,	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$5,015,993	$(25,209,275)	$7,736,894
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	854,063	763,736	704,435
Deferred rent	46,017	17,098	54,621
Stock-based compensation expense	524,274	467,765	379,809
Common stock issued as employee compensation	59,423	57,993	41,830
Loss on disposal of fixed asset	--	1,042	---
Deferred portion of provision for income taxes	2,659,000	(3,790,000)	(107,000)
Tax benefit for stock options	(33,000)	(86,000)	(27,000)
Bad debt expense	50,000	--	--

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,249,023)	(2,074,560)	2,382,092
Decrease in other assets	---	---	1,512,904
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(23,568,248)	33,542,997	(3,612,292)
Decrease in prepaid expenses and other current assets	(237,199)	(219,007)	(183,205)
Increase in refundable income taxes	8,133,433	(8,138,322)	---
Increase (decrease) in accounts payable and accrued expenses	9,446,948	1,715,580	(5,817,028)
Increase in accrued losses on uncompleted contracts	153,541	396,182	---
(Decrease) increase in income taxes payable	220,822	(730,469)	582,536
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	(18,212)	(82,520)	(380,683)
Net cash (used in) provided by operating activities	2,057,832	(3,367,760)	3,267,913
Cash flows from investing activities:
Purchase of property and equipment	(209,718)	(602,924)	(637,370)

Net cash used in investing activities	(209,718)	(602,924)	(637,370)

Cash flows from financing activities:
Proceeds from exercise of stock options	80,000	447,751	---
Payment of line of credit	(9,650,000)	(4,700,000)	(13,100,000)
Proceeds from line of credit	8,200,000	8,500,000	11,000,000
Payment of long-term debt	(1,013,998)	(1,024,263)	(1,101,243)
Tax benefit for stock options	33,000	86,000	27,000
Net cash provided by (used in) financing activities	(2,350,998)	3,309,488	(3,174,243)
Net decrease in cash	(502,884)	(661,196)	(543,700)
Cash at beginning of year	1,504,907	2,166,103	2,709,803
Cash at end of year	$1,002,023	$1,504,907	$2,166,103

Supplemental schedule of noncash investing and financing activities:
Equipment acquired under capital lease	$247,881	$67,283	$9,342
Accrued expenses settled in exchange for common stock	---	---	$152,076
Stock options proceeds paid with Company’s stock	---	---	$303,064
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$1,000,403	$915,695	$985,189
Cash paid for income taxes	$351,275	$855,000	$3,000,000

SEE NOTES TO FINANCIAL STATEMENTS

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS

1.     Principal business activity And summary of significant Accounting policies

CPI Aerostructures, Inc. (“CPI Aero®” or the “Company”) is a U.S. supplier of aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets. We manufacture complex aerostructure assemblies, as well as aerosystems. Additionally, we supply parts for MRO and kitting contracts.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the use of estimates by management. Actual results could differ from these estimates.

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

The long - term future of the A-10 has been uncertain since March 2014 when the U.S. Department of Defense released its 2015 Budget Request that called for the retirement of the entire A-10 fleet. More recent events have led the Company to conclude that our A-10 WRP will likely not continue to the full 242 aircraft as anticipated at the start of the program. The 2015 Department of Defense Appropriations Act passed by the United States House of Representatives on June 20, 2014 provides no funding for A-10 operations in U. S. Government fiscal year 2015 that commenced October 1, 2014. Further, this bill rescinds funding from the 2014 U. S. Department of Defense Budget that was to have been used for the procurement of additional wings for the A-10 in 2015.

Because of the probable termination of the Company’s A-10 WRP, the Company reduced its revenue estimates with respect to this program by approximately 41% in 2014. This change in estimate results in an approximate cumulative $44.7 million decrease in revenue from the inception of the program in 2008 through June 30, 2014, all of which was recorded in the quarter ended June 30, 2014. Also, the uncertainty of the future of the A-10 aircraft has impacted the Company’s ability to achieve normal program cost reductions at suppliers. Accordingly, in addition to the $44.7 million adjustment to revenue in 2014, we have recorded a $2.6 million adjustment to cost of sales on the A-10 WRP.

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

Cash

The Company maintains its cash in two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed these limits. As of December 31, 2015 and 2014, the Company had approximately $1,103,000 and $1,110,000, respectively, of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly credit worthy.

Balance Sheet Classification of Deferred Taxes

During the fourth quarter of 2015, the Company early adopted amended Financial Accounting Standards Board (“FASB”) guidance which eliminates the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet. Rather the amended guidance requires deferred tax liabilities and assets be classified as noncurrent on the balance sheet. Prior period amounts were restated to conform with this presentation. The adoption of this guidance resulted in the elimination of “Deferred income tax assets” of $1,708,000 within current assets, the elimination of “Deferred tax liabilities” of $128,000 within current liabilities, the elimination of “Deferred tax liabilities” of $622,000 within non-current liabilities and the elimination of “Deferred tax assets” of $3,591,000 within non-current assets on the Company’s Balance Sheet at December 31, 2014.

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

Short-Term Debt

The fair value of the Company’s short-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Using this method, the fair value of the Company’s short-term debt was not significantly different than the stated value at December 31, 2015 and 2014.

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

In October 2008, the Company entered into an interest rate swap with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt. The notional amount, maturity date, and currency of these contracts match those of the underlying debt. The Company has designated this interest rate swap contract as a cash flow hedge. The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item. No material ineffectiveness was recognized in 2015 and 2014. As of December 31, 2015 and 2014, we had a net deferred loss associated with cash flow hedges of approximately $4,500 and $14,700, respectively, due to the interest rate swap which has been included in Other Liabilities.

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

Fair Value

At December 31, 2015 and 2014, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$25,195,452	$25,195,452	$27,411,556	$27,411,556

We estimated the fair value of debt using market quotes and calculations based on market rates.

CPI AEROSTRUCTURES, INC.

The following tables present the fair values of liabilities measured on a recurring basis as of December 31, 2015 and 2014:

		Fair Value Measurements 2015
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest Rate Swap	$4,453	--	$4,453	--
Total	$4,453	--	$4,453	--

		Fair Value Measurements 2014
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest Rate Swap	$14,716	--	$14,716	--
Total	$14,716	--	$14,716	--

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

As of December 31, 2015 and 2014, $4,453 and $14,716, respectively, was included in other liabilities related to the fair value of the Company’s interest rate swap, and $3,453 and $9,716, respectively, net of tax of $1,000 and $5,000, respectively, was included in Accumulated Other Comprehensive Loss.

Earnings Per Share

Basic earnings per common share is computed using the weighted-average number of shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of approximately 85,000 were used in the calculation of diluted earnings per common share in 2015. Incremental shares of 184,983 were not included in the diluted earnings per share calculations at December 31, 2015, as their exercise price was in excess of the Company’s quoted market price and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation. No incremental shares were used in the calculation of diluted loss per common share in 2014, as the effect of incremental shares would be anti-dilutive. Incremental shares of 381,919 were used in the calculation of diluted earnings per common share in 2013. Incremental shares of 116,292 were not included in the diluted earnings per share calculations at December 31, 2013, as their exercise price was in excess of the Company’s quoted market price and accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation.

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

The Company has recorded a liability of approximately $98,000 for unrecognized tax benefits resulting from tax positions taken, or expected to be taken, in an income tax return. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. Uncertain tax positions are evaluated and adjusted as appropriate, while taking into account the progress of audits of various taxing jurisdictions.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606) , which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In April of 2015, the FASB proposed deferring the effective date of ASU 2014-09 for one year, and proposed some modifications to the original provisions. On July 9, 2015, the one year deferral of the effective date was approved, and as such ASU 2014-09 is effective for our first quarter of fiscal year 2018 using either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our financial statements and related disclosures.  We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

CPI AEROSTRUCTURES, INC.

2.     COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

At December 31, 2015, costs and estimated earnings in excess of billings on uncompleted contracts (unbilled) consist of:

	U.S. Government	Commercial	Total
Costs incurred on uncompleted contracts	$349,458,368	$123,078,356	$472,536,724
Estimated earnings	62,718,792	49,539,299	112,258,091
	412,177,160	172,617,655	584,794,815
Less billings to date	353,601,903	128,745,963	482,347,866

Costs and estimated earnings in excess of billings on uncompleted contracts	$58,575,257	$43,871,692	$102,446,949

At December 31, 2014, costs and estimated earnings in excess of billings on uncompleted contracts (unbilled) consist of:

	U.S. Government	Commercial	Total

Costs incurred on uncompleted contracts	$299,871,583	$90,272,545	$390,144,128
Estimated earnings	56,708,610	39,773,983	96,482,593
	356,580,193	130,046,528	486,626,721
Less billings to date	313,441,471	94,324,761	407,766,232

Costs and estimated earnings in excess of billings on uncompleted contracts	$43,138,722	$35,721,767	$78,860,489

The above amounts are included in the accompanying balance sheets under the following captions at December 31, 2015 and 2014.

	2015	2014
Costs and estimated earnings in excess of billings on uncompleted contracts	$102,622,387	$79,054,139
Billings in excess of costs and estimated earnings on uncompleted contracts	(175,438)	(193,650)

Totals	$102,446,949	$78,860,489

Unbilled costs and estimated earnings are billed in accordance with applicable contract terms. As of December 31, 2015, approximately $17.6 million of the balances above are not expected to be collected within one year. There are no amounts billed under retainage provisions.

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the years ended December 31, 2015, 2014 and 2013, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $1,875,000, $42,568,000 and $3,700,000, respectively, from that which would have been reported had the revised estimate been used as the basis of recognition of contract profits in prior years.

Although management believes it has established adequate procedures for estimating costs to complete on uncompleted open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion.

CPI AEROSTRUCTURES, INC.

3.     ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables as follows:

	December 31,
	2015	2014

Billed receivables	$7,740,837	$6,491,814
Less: allowance for doubtful accounts	(75,000)	(25,000)
	$7,665,837	$6,466,814

4.     PROPERTY AND EQUIPMENT:

	December 31,		Estimated
	2015	2014	Useful Life (years)

Machinery and equipment	$1,910,532	$1,646,787	5	to	10
Computer equipment	3,326,594	3,163,227		5
Furniture and fixtures	610,323	610,323		7
Automobiles and trucks	13,162	13,162		5
Leasehold improvements	1,562,856	1,532,355		10
	7,423,467	6,965,854
Less accumulated depreciation and amortization	5,064,731	4,210,668
	$2,358,736	$2,755,186

Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 was $854,063, $763,736 and $704,435, respectively.

During the years ended December 31, 2015 and 2014, the Company acquired $247,881 and $67,283, respectively, of property and equipment under capital leases.

5.     LINE OF CREDIT:

On December 5, 2012, the Company entered into an Amended and Restated Credit Agreement with Sovereign Bank, now called Santander Bank, N.A. (“Santander”) as the sole arranger, administrative agent and collateral agent and Valley National Bank. The Restated Agreement provides for a revolving credit loan commitment (the “Revolving Facility”) of $35 million. The term of the Restated Agreement is through December 2016.

As of December 31, 2015, the Company was in compliance with all covenants contained in the Restated Agreement. As of December 31, 2015, the Company had $23.7 million outstanding under the Revolving Facility bearing interest at 3.5%.

CPI AEROSTRUCTURES, INC.

6.     LONG-TERM DEBT

On March 9, 2012, the Company obtained a $4.5 million term loan from Santander to be amortized over five years (the “Santander Term Facility”). The Santander Term Facility was used to purchase tooling and equipment for new programs. Santander Term Facility bears interest at the lower of LIBOR plus 3% or Santander’s prime rate, 3.25% at December 31, 2015.

Additionally, the Company and Santander entered into a five-year interest rate swap agreement, in the notional amount of $4.5 million. Under the interest rate swap, the Company pays an amount to Santander representing interest on the notional amount at a fixed rate of 4.11% and receives an amount from Santander Bank representing interest on the notional amount of a rate equal to the one-month LIBOR plus 3%. The effect of this interest rate swap will be the Company paying a fixed interest fixed rate of 4.11% over the term of the SantanderTerm Facility.

The maturities of the long-term debt are as follows:

Year ending December 31,

2016	$1,011,491
2017	376,527
2018	47,638
2019	38,791
2020	21,005
$1,495,452

Also included in long-term debt are capital leases and notes payable of $295,452 and $161,555 at December 31, 2015 and 2014, respectively, including a current portion of $111,491 and $71,713, respectively.

The cost of assets under capital leases was approximately $1,363,977 and $1,118,720 at December 31, 2015 and 2014, respectively. Accumulated depreciation of assets under capital leases was approximately $971,000 and $765,000 at December 31, 2015 and 2014, respectively.

7.     COMMITMENTS:

The Company has employment agreements with two employees. The aggregate future commitment under these agreements is $606,000 for the year ending December 31, 2016. These agreements provide for additional bonus payments that are calculated as defined in the respective employment agreements.

The Company leases an office and warehouse facility under a non-cancelable operating lease which expires in April, 2022. The aggregate future commitment under this lease agreement is as follows:

Year ending December 31,

2016	$1,600,467
2017	1,639,382
2018	1,679,465
2019	1,720,750
2020	1,763,274
Thereafter	2,409,432
$10,812,770

Rent expense for the years ended December 31, 2015, 2014 and 2013 was $1,608,701, $1,608,702 and $1,636,171, respectively.

8     INCOME TAXES

The provision for (benefit from) income taxes consists of the following:

Year ended December 31,	2015	2014	2013
Current:
Federal	$82,000	$(8,646,000)	$3,334,000
Prior year under accrual	143,000	44,000	190,000
State	107,000	6,000	---

Deferred:
Federal	2,659,000	(3,877,000)	(107,000)
	$2,991,000	$(12,473,000)	$3,417,000

CPI AEROSTRUCTURES, INC.

The difference between the income tax provision computed at the federal statutory rate and the actual tax provision is accounted for as follows:

December 31,	2015	2014	2013

Taxes computed at the federal statutory rate	$2,722,000	$(12,812,000)	$3,792,000
State income tax, net	70,000	4,000	--
Prior year true-up	325,000	44,000	190,000
Research and development tax credit	(177,000)	(140,000)	---
Reduction in domestic production activity	--	893,000	---
AMT credit carryforward	--	(584,000)	---
Permanent differences	51,000	122,000	(565,000)
Provision for (benefit from) income taxes	$2,991,000	$(12,473,000)	$3,417,000

The components of deferred income tax assets and liabilities are as follows:

Deferred Tax Assets:	2015	2014
Revenue recognition	$--	$560,000
Interest rate swap	3,000	5,000
FIN 48 liability	33,000	---
Allowance for doubtful accounts	26,000	9,000
Credit carryforwards	1,303,000	1,134,000
Deferred rent	212,000	197,000
Stock options	626,000	827,000
Charitable contributions carry foward	18,000	---
Net operating loss carryforward	1,006,000	2,567,000
Deferred Tax Assets	3,227,000	5,299,000

Deferred Tax Liabilities:
Prepaid expenses	156,000	128,000
Revenue recognition	606,000	---
Property and equipment	575,000	622,000
Deferred tax liabilities	1,337,000	750,000
Net Deferred Tax Assets	$1,890,000	$4,549,000

The Company recognized, for income tax purposes, a tax benefit of $33,000, $86,000 and $27,000 for the years ended December 31, 2015, 2014 and 2013, respectively, for compensation expense related to its stock option plan for which no corresponding charge to operations has been recorded. Such amounts have been added to additional paid-in capital in those years.

9.     STOCK BASED COMPENSATION:

The Company accounts for compensation expense associated with stock options and restricted stock units (“RSUs”) based on the fair value of the options and units on the date of grant.

The Company used the modified transition method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of the fair value method.

The Company’s net income (loss) for the years ended December 31, 2015, 2014 and 2013, includes approximately $524,000, $468,000 and $380,000 of stock based compensation expense, respectively, for the grant of stock options and RSUs .

CPI AEROSTRUCTURES, INC.

The Company recorded reductions in income tax payable of approximately $325,000, $513,000 and $266,000 for the years ended December 31, 2015, 2014 and 2013, respectively, as a result of the tax benefit upon exercise of options. The compensation expense related to the Company’s stock based compensation arrangements is recorded as a component of selling, general and administrative expenses. Cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized from options exercised (excess tax benefits) are classified as cash inflows from financing activities and cash inflows from operating activities.

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

The Company has 113,787 options available for grant under the 2009 Plan.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. The following weighted average assumptions were used for option grants during the years ended December 31, 2014 and 2013:

	2014	2013
Risk-free interest rate	1.45%	0.72%
Expected volatility	102.0%	106.0%
Dividend yield	0%	0%
Expected option term in years	5	5

The Company did not grant any stock options in 2015. The risk free interest rate for the years ended December 31, 2014 and 2013 is based on the five year U.S. Treasury note rate on the day of grant. The expected volatility computation for the years ended December 31, 2014 and 2013 is based on the average of the volatility over the most recent five year period, which represents the Company’s estimate of expected volatility over the expected option term. The Company has never paid a dividend, and is not expected to pay a dividend in the foreseeable future, therefore the dividend yield is assumed to be zero. The Company assumes zero forfeitures of options.

A summary of the status of the Company’s stock option plans is as follows:

Fixed Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2013	495,517	$9.33	2.73
Granted during period	46,402	10.64
Exercised	(45,000)	6.70
Forfeited/Expired	(35,000)	8.20

Outstanding at December 31, 2013	461,919	9.80	2.28
Granted during period	43,064	14.67
Exercised	(155,000)	8.52

Outstanding at December 31, 2014	349,983	10.97	2.20
Granted during period	-	-
Exercised	(55,000)	8.00
Forfeited/Expired	(25,000)	14.08

Outstanding at December 31, 2015	269,983	$11.29	$1.71	$221,397

Vested at December 31, 2015	269,983	$11.29	$1.71	$221,397

CPI AEROSTRUCTURES, INC.

The weighted-average fair value of each option granted during the years ended December 31, 2014 and 2013, estimated as of the grant date using the Black-Scholes option valuation model was $10.86 and $8.17, respectively.

The Company’s stock options granted to non-employee directors vest immediately upon grant and have a maximum contractual term of five years. Stock options granted to employees vest over three years and have a maximum contractual term of ten years. The expected option term is calculated utilizing historical data of option exercises.

During the year ended December 31, 2015, 10,000 stock options were exercised for cash, resulting in proceeds to the Company of $80,000. During the same period, 45,000 options were exercised, pursuant to provisions of the stock option plan, where the Company received no cash and 29,648 shares of its common stock in exchange for the 45,000 shares issued in the exercise. The 29,648 shares that the Company received were valued at $362,012, the fair market value of the shares on the dates of exercise.

During the years ended December 31, 2015, 2014 and 2013, the Company recognized a tax benefit of $33,000, $86,000 and $27,000, respectively, from the exercise of stock options.

The intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was approximately $230,500, $679,000 and $266,000, respectively.

The fair value of all options vested during the years ended December 31, 2015, 2014 and 2013 was approximately $221,000, $387,000 and $2,472,000, respectively.

10.     EMPLOYEE BENEFIT PLAN:

On September 11, 1996, the Company’s board of directors instituted a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Code”). On October 1, 1998, the Company amended and standardized its plan as required by the Code. Pursuant to the amended plan, qualified employees may contribute a percentage of their pretax eligible compensation to the Plan and the Company will match a percentage of each employee’s contribution. Additionally, the Company has a profit-sharing plan covering all eligible employees. Contributions by the Company are at the discretion of management. The amount of contributions recorded by the Company in 2015, 2014 and 2013 amounted to $422,334, $355,428 and $326,416, respectively.

CPI AEROSTRUCTURES, INC.

11.     MAJOR CUSTOMERS:

One percent of revenue in 2015, 2% of revenue in 2014 and 2% of revenue in 2013 were directly to the U.S. government.   Less than 1% and 1% of accounts receivable at December 31, 2015 and 2014, respectively, were from the U. S. Government.

In addition, in 2015, 30%, 17%, 13% and 12% of our revenue were to our four largest commercial customers, respectively. In 2014, 22%, 22%, 19% and 11% of our revenue were to our four largest commercial customers, respectively. At December 31, 2015, 30%, 18% and 16% of accounts receivable were from our three largest commercial customers. At December 31, 2014, 26%, 21% and 15% of accounts receivable were from our three largest commercial customers.

At December 31, 2015 and 2014, 1% of costs and estimated earnings in excess of billings on uncompleted contracts were from the U.S. Government.

At December 31, 2015, 26%, 23%, 13%, and 11% of costs and estimated earnings in excess of billings on uncompleted contracts were from our four largest commercial customers. At December 31, 2014, 27%, 25%, 13% and 8% of costs and estimated earnings in excess of billings on uncompleted contracts were from our four largest commercial customers.

12.     QUARTERLY FINANCIAL DATA (UNAUDITED)

The results of any single quarter are not necessarily indicative of the Company’s results for the full year. Earnings per share data is computed independently for each of the periods presented. As a result, the sum of the earnings per share amounts for the quarter may not equal the total for the year.

		Quarter ended
2015	March 31,	June 30,	September 30,	December 31,
Revenue	$19,876,566	$21,944,320	$26,790,881	$31,590,790
Gross Profit	3,602,071	3,848,369	5,596,432	3,554,831
Net Income	928,120	990,108	2,446,085	651,680
Income per common share
Basic	0.11	0.12	0.29	0.08
Diluted	0.11	0.12	0.28	0.08

2014
Revenue	$21,883,517	$(23,751,623)	$21,487,677	$20,067,439
Gross Profit (loss)	4,491,132	(42,963,154)	4,471,304	4,276,019
Net Income (loss)	1,728,869	(29,691,951)	1,697,547	1,056,260
Income (loss) per common share
Basic	0.21	(3.50)	0.20	0.20
Diluted	0.20	(3.50)	0.20	0.20

13.     SUBSEQUENT EVENT

On March 24, 2016, the Company entered into a Credit Agreement with Bank United as the sole arranger, administrative agent and collateral agent and Citizens Bank N.A. The Credit Agreement provides for a revolving credit loan commitment of $30 million and a $10 million term loan.  The proceeds of the Credit Agreement were used to pay off all amounts outstanding under the Santander Term Facility and the Revolving Facility.  The term of the Credit Agreement is through March of 2019.

The revolving loan bears interest at a rate based upon a pricing grid, as defined in the agreement.  The range for LIBOR based loans is between 2% and 2.75% above the then applicable LIBOR rate.  The range of base rate loans is between the bank’s prime rate and 0.25% above the bank’s prime rate.

Schedule II - Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

(Deducted from Accounts Receivable)

	2015	2014	2013
Balance at January 1	$25,000	$25,000	$25,000

(Deductions from)/charges to costs and expenses	50,000	-	-
Deductions from reserves
	-	-	-
Balance at December 31,	$75,000	$25,000	$25,000

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2016	CPI AEROSTRUCTURES, INC.
(Registrant)

	By:	/s/ Vincent Palazzolo
Vincent Palazzolo Chief Financial Officer and Secretary (Principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric Rosenfeld	Chairman of the Board of	March 28, 2016
Eric Rosenfeld	Directors

/s/ Douglas McCrosson	Chief Executive Officer and	March 28, 2016
Douglas McCrosson	President

/s/ Vincent Palazzolo	Chief Financial Officer and Secretary (Principal financial and accounting officer)	March 28, 2016
Vincent Palazzolo

/s/ Walter Paulick	Director	March 28, 2016
Walter Paulick

/s/ Kenneth McSweeney	Director	March 28, 2016
Kenneth McSweeney

/s/ Harvey Bazaar	Director	March 28, 2016
Harvey Bazaar

/s/ Michael Faber	Director	March 28, 2016
Michael Faber

/s/ Terry Stinson	Director	March 28, 2016
Terry Stinson