Form 10-K/A
period 2015-12-31
CPI AEROSTRUCTURES INC
filed 2016-04-29
CIK 889348

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

As of April 28, 2016, the registrant had 8,610,453 common shares, $.001 par value, outstanding.

Documents Incorporated by Reference:

None.

EXPLANATORY NOTE

CPI Aerostructures, Inc. (the “Company” or “we”) is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed March 28, 2016 (the “Original Filing”) to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

CPI AEROSTRUCTURES, INC.

FORM 10-K ANNUAL REPORT

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Directors, Nominees and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Eric Rosenfeld (1) (2) (4)	58	Chairman of the Board of Directors (non-executive)
Douglas McCrosson (1)	53	Chief Executive Officer, President and Director
Vincent Palazzolo	52	Chief Financial Officer
Walter Paulick (2) (3) (4)	69	Director
Kenneth McSweeney (2) (3) (4)	84	Director
Harvey J. Bazaar (3)	75	Director
Michael Faber (1) (3) (4)	56	Director
Terry Stinson (1) (2)	74	Director

(1)	Member of strategic planning committee.
(2)	Member of compensation committee.
(3)	Member of audit committee.
(4)	Member of nominating and corporate governance committee.

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

Harvey J. Bazaar has been a director since December 2006 and chairman of our audit committee since April 2007. A certified public accountant, Mr. Bazaar has spent most of his career in public accounting, having retired from PricewaterhouseCoopers in 2000 as the Global and Americas Leader for the Capital Markets Group. At Coopers & Lybrand, which merged with PriceWaterhouse to form PricewaterhouseCoopers, Mr. Bazaar served on the firm’s Executive Committee and as Managing Partner of the New York City office. From September 2001 to December 2002, Mr. Bazaar served as the chief operating officer of DML Global Services, a company providing fund accounting and related services to private investment funds and other businesses. From December 2006 to August 2008, Mr. Bazaar served on the board of directors and audit committee of BKF Capital Group, Inc., an OTC Bulletin Board company, and served as its president and chief executive officer from November 2007 to August 2008. Beginning in July 2009, Mr. Bazaar began serving on the board of directors of various insurance entities that are part of the QBE Americas Group and in November 2009 was named chairman of the Audit Committee and in January 2014 was named a member of the Remuneration Committee of these entities. Mr. Bazaar holds a Bachelor of Science Degree from Kent State University and is a member of the board of trustees of the Kent State University Foundation. Mr. Bazaar brings to our board of directors an in-depth understanding of generally accepted accounting principles, financial statements and SEC reporting requirements as well as an extensive and diverse general business knowledge.

Michael Faber has been a director since August 2013 and chairman of our Nominating and Corporate Governance Committee since June 2014. Mr. Faber is a corporate executive, family office advisor, and attorney with over 20 years of experience investing in, operating and advising both large multi-national and emerging growth companies in a variety of industries. Since 1996, Mr. Faber has served as chief executive officer of NextPoint Management Company, Inc., an investment and strategic advisory firm, advising family offices on a variety of issues, including family office management, asset manager selection and oversight, direct investing and trust and estates. Additionally, Mr. Faber currently serves as a senior advisor to a family office with more than $2 billion in assets, and a senior advisor to ff Venture Capital. From 1990 to 2008, Mr. Faber was a General Partner of the NextPoint and Walnut family of investment funds, focusing on private equity, venture capital and structured investments, where he managed three funds and invested in more than 90 companies. Previously, Mr. Faber was a senior advisor to Akerman Senterfitt, of counsel to the law firm of Mintz Levin, an attorney with the law firm of Arnold & Porter, and a senior consultant to The Research Council of Washington, the predecessor to The Corporate Executive Board Company. During his career, Mr. Faber has served on audit and compensation committees for a number of companies. Mr. Faber is an honors graduate and John M. Olin Fellow of the University of Chicago Law School and attended the Johns Hopkins University School of International Studies and the State University of New York. Mr. Faber brings to our board his legal expertise, as well as his years of investment and general business experience.

Douglas McCrosson was appointed as our Chief Executive Officer and President in March 2014. Mr. McCrosson joined the Company in 2003 as Director of Business Development. During his tenure, he has held positions of increasing responsibility, including Vice President of Business Development and Senior Vice President of Operations, where he headed CPI Aero’s business development, engineering, procurement and manufacturing operations. Subsequently, he was promoted to the position of Chief Operating Officer in January 2010 before becoming President and CEO. He has 30 years of aerospace experience, having started his career as a mechanical engineer at Grumman Corporation, now Northrop Grumman. Mr. McCrosson holds a Bachelor of Science degree in mechanical engineering from the State University of New York at Buffalo and a Master of Science degree in Management from the New York University Polytechnic School of Engineering. He is a member of the Board of Governors of the Aerospace Industries Association, a trade association representing major aerospace and defense manufacturers and suppliers in the United States. Mr. McCrosson provides our board of directors with unique knowledge of the Company’s business, operations and management and his other extensive experience in the Company’s industry.

Kenneth McSweeney has been a director since February 1998. From April 2003 until June 2014 he served as the chairman of our compensation committee. Mr. McSweeney has been an independent consultant to the aerospace industry since January 1995. From 1961 to 1995, Mr. McSweeney served in various management positions for Northrop Grumman Corporation, most recently as the vice president of its Aerostructures Division and a director of business development for the Mideast and gulf coast region. Mr. McSweeney has extensive experience in aerostructures and logistics support products, as well as experience in the marketing, design, and manufacturing of aerospace products. Mr. McSweeney is a licensed professional engineer in New York State. He holds Bachelor and Master of Science degrees in Electrical Engineering from the Polytechnic Institute of Brooklyn and a Master’s degree in Business Management from CW Post College. He also completed the Executive Development Program at the Cornell School of Business and Public Administration. Mr. McSweeney contributes to our board of directors with his extensive professional and business experience in the Company’s industry.

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

Walter Paulick has been a director since April 1992. He served as the chairman of our nominating and corporate governance committee from March 2004 until June 2015 and as chairman of our audit committee from June 2006 until April 2007. Mr. Paulick is currently a self-employed real estate development consultant. From 1982 to November 1992, Mr. Paulick was a vice president of Parr Development Company, Inc., a real estate development company. From 1980 to 1982, Mr. Paulick was employed by Key Bank, where he last held the position of vice president. From 1971 to 1980, Mr. Paulick was a vice president of National Westminster U.S.A. Mr. Paulick holds an Associate degree in Applied Science from Suffolk Community College and a Bachelor of Business Administration from Dowling College. Mr. Paulick’s background in banking, real estate development and general business knowledge provides our board of directors with a diverse perspective on the Company’s industry and conducting business in our region.

Eric S. Rosenfeld has been the non-executive chairman of our board of directors since January 2005 and a director and chairman of our strategic planning committee since April 2003. Mr. Rosenfeld has been the President and Chief Executive Officer of Crescendo Partners, L.P., a New York based investment firm, since its formation in November 1998. Prior to forming Crescendo Partners, he held the position of Managing Director at CIBC Oppenheimer and its predecessor company Oppenheimer & Co., Inc. for 14 years. Mr. Rosenfeld currently serves as a director for several companies, including Absolute Software Corp., a leader in firmware-embedded endpoint security and management for computers and ultraportable devices, Cott Corporation, a consumer beverages company and Pangaea Logistics Solutions Ltd., a logistics and shipping company that merged with Quartet Merger Corp., a blank-check company, for which he served as Chairman and CEO. Currently Mr. Rosenfeld serves as the Chairman and CEO of Harmony Merger Corp. a blank-check company. Mr. Rosenfeld has also served as a director for numerous companies, including Arpeggio Acquisition Corporation, Rhapsody Acquisition Corporation and Trio Merger Corp., all blank check corporations that later merged with Hill International, Primoris Services Corporation and SAExploration Holdings Inc., respectively. He also serves on the board of directors of Sierra Systems Group Inc., an information technology, management consulting and systems integration firm, Emergis Inc., an electronic commerce company, Hill International, a construction management firm, Matrikon Inc., a company that provides industrial intelligence solutions, DALSA Corp., a digital imaging and semiconductor firm, GEAC Computer, a software company Computer Horizons Corp., an IT services company and SAExploration Holdings Inc. Mr. Rosenfeld provides our board of directors with expertise in finance and financial markets and with experience derived from his service on the boards of other public and private companies.

Terry Stinson has been a director and the chairman of the compensation committee since June 2014. From January 2013 until May 31, 2014 he served as Executive Vice President of AAR CORP., an international, publicly traded aerospace manufacturing and services company, a position he has held. Mr. Stinson currently serves as an independent consultant to AAR CORP since May 31, 2014. Since 2001, Mr. Stinson has been Chief Executive Officer of his own consulting practice, Stinson Consulting, LLC, engaged in strategic alliances and marketing for the aerospace industry. From August 2007 until January 2013, Mr. Stinson served as Group Vice President of AAR CORP. From 2002 to 2005, Mr. Stinson served as Chief Executive Officer of Xelus, Inc., a collaborative enterprise service management solution company. From 1998 to 2001, Mr. Stinson was Chairman and Chief Executive Officer of Bell Helicopter Textron Inc., the world’s leading manufacturer of vertical lift aircraft, and served as President from 1996 to 1998. From 1991 to 1996, Mr. Stinson served as Group Vice President and Segment President of Textron Aerospace Systems and Components for Textron Inc. Prior to that position, he was President of the Hamilton Standard Division of United Technologies Corporation, a defense supply company, since 1986. Mr. Stinson is currently a director of Lennox International Inc., company engaged in the design and manufacture of heating, ventilation, air conditioning and refrigeration products, serving on such company’s Board Governance and Compensation and Human Resources Committees. Mr. Stinson previously served as a director of Triumph Group, Inc., a company engaged in the manufacturing and repair of aircraft components, subassemblies and systems, from September 2003 to March 2008. As a former senior executive of two Fortune 500 companies, Mr. Stinson contributes to our board his extensive management and marketing experience in the aerospace industry, as well as his general business acumen and experience developed by serving on other public company boards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These reporting persons also are required by regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required during the year ended December 31, 2015, all Section 16 reports were timely filed by our officers, directors and greater than ten percent beneficial owners.

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

Compensation Committee Information

Our compensation committee is comprised of Terry Stinson (chairman), Kenneth McSweeney, Walter Paulick and Eric Rosenfeld, each an independent director under the NYSE MKT LLC (“NYSE MKT”) listing standards. Our Compensation Committee is responsible for establishing the general compensation policy for our executive officers, including the chief executive officer; reviewing the compensation paid to non-employee directors and making recommendations to the board for any adjustments; administering our stock option and performance equity plans and determining who participates in the plans, establishing performance goals, if any, and determining specific grants and bonuses to the participants and ensuring that any compensation plan for key executives does not encourage undue risk-taking.

Our compensation committee’s report is included in this Annual Report under “Item 11. Executive Compensation” below.

Audit Committee Information and Report

Our audit committee is currently comprised of Harvey J. Bazaar (chairman), Michael Faber, Kenneth McSweeney and Walter Paulick. During the year ended December 31, 2015, our audit committee held seven meetings. All of the members of our audit committee are “independent directors”, as defined under the NYSE MKT listing standards and are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

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

Audit Committee Information

Our audit committee is currently comprised of Harvey J. Bazaar (chairman), Walter Paulick, Kenneth McSweeney and Michael Faber. All of the members of our audit committee are “independent directors,” as defined under the NYSE MKT’s listing standards and are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. Our audit committee is responsible for, among other things, oversight of our independent auditors, including their appointment and compensation, review of our quarterly and annual financial statements, monitoring our internal control over financial reporting and disclosure controls and procedures, discussing with management major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies, and approving related party transactions.

Nominating and Corporate Governance Committee Information

Our board of directors has a nominating and corporate governance committee comprised of Michael Faber (chairman), Walter Paulick, Kenneth McSweeney, and Eric Rosenfeld, each an independent director under the NYSE MKT listing standards. Our nominating and corporate governance committee held two meetings during 2015. Our nominating and corporate governance committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors, and for developing and recommending corporate governance guidelines. Our nominating and corporate governance committee considers persons identified by its members, management, shareholders, investment bankers and others.

Procedure for Shareholders to Recommend Director Candidates

There have been no material changes to the procedures by which shareholders may recommend director nominees for our consideration since we filed our 2015 Proxy Statement on Schedule 14A on April 29, 2015.

Strategic Planning Committee Information

Our strategic planning committee is currently comprised of Eric Rosenfeld (chairman), Douglas McCrosson, Michael Faber and Terry Stinson. The main role of the strategic planning committee is to evaluate and analyze strategic options for the Company.

Item 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

References in this section to Employment Agreements are to the employment agreement in effect for each Named Executive Officer for the applicable period, giving effect to any and all amendments, unless context requires otherwise.

Overview

The Compensation Committee is composed of Kenneth McSweeney, Walter Paulick, Eric Rosenfeld and Terry Stinson (Chairman), each of whom is an independent director under NYSE MKT standards. The Compensation Committee oversees the compensation and employee benefit plans and practices of the Company, including its executive and non-employee director compensation plans. The Compensation Committee’s goal is to ensure that executive compensation is competitive yet reasonable, supportive of organizational objectives and shareholder interests and designed to align the interests of executive officers with the Company’s long-term performance and increase shareholder value.

This Compensation Discussion and Analysis concerns the compensation of Douglas McCrosson our Chief Executive Officer and Vincent Palazzolo our Chief Financial Officer, who are our Named Executive Officers.

At our 2012 annual meeting of shareholders, we conducted an advisory “Say on When Pay” vote, in which shareholders determined that a “Say on Pay” vote should be held every three years. In accordance with the shareholder vote, we held a “Say on Pay” vote at our 2015 annual meeting, in which shareholders approved the then-current compensation of our Named Executive Officers. The next “Say on When Pay” vote will take place at our annual meeting to be held in 2018. The Compensation Committee considers the results of shareholder advisory votes regarding compensation when reviewing compensation and making compensation decisions.

In 2013, the Compensation Committee modified the process for determining annual salary increases for the Named Executive Officers. In 2014, the Compensation Committee determined separation benefits and consulting compensation arrangements for Edward J. Fred in connection with his resignation as President and Chief Executive Officer of the Company.

During 2015, the Compensation Committee determined to reevaluate the Company’s compensation policies and is in the process of finalizing new compensation policies for our Named Executive Officers. The Compensation Committee has engaged a compensation consultant to advise and assist it with developing compensation structures for Messrs. McCrosson and Palazzolo that strike an appropriate balance between maintaining competitive, yet reasonable, compensation levels and benefits and aligning pay with performance. The new compensation structures will include changing the Company’s practice of providing long-term employment contracts to the Named Executive Officers in favor of at-will employment with industry competitive severance and other benefits. The new compensation structures will also provide the Compensation Committee with the flexibility to refocus cash and equity performance incentives annually. The Compensation Committee’s objective in revising its compensation policies is to provide compensation incentives to its Named Executive Officers that will contribute significantly to the Company’s performance.

Existing Compensation Policies and Practices

The Compensation Committee met four times during 2015 to review and discuss executive compensation matters. It has been the Company’s practice to enter into three-year employment agreements with our Named Executive Officers and, if considered appropriate by our board of directors, to extend the term of the employment agreements for two additional years in the fourth quarter of the year prior to their expiration. In October 2013, the board extended the term of the Employment Agreements with each of Messrs. McCrosson and Palazzolo from December 31, 2015 to December 31, 2016. In connection therewith, the Compensation Committee tied annual base salary increases for the Named Executive Officers to achievement of performance goals established by the Compensation Committee, as described below.

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

The Compensation Committee considers recent shareholder approval votes with respect to executive compensation. As mentioned above, the Compensation Committee is in the process of finalizing new compensation policies for the Named Executive Officers and has engaged a compensation consultant to advise and assist it with developing new compensation structures for Messrs. McCrosson and Palazzolo.

The Compensation Committee considers recommendations, if any, from our chief executive officer relating to the compensation of our other executive officers.

Existing Compensation Components

Each of the Employment Agreements, as amended, provides for three primary compensation components: base salary, a performance-based annual bonus and perquisites and other personal benefits, each of which is discussed in detail below.

Base Salary.  In addition to the factors addressed above, the Compensation Committee focuses on whether the base salary of each Named Executive Officer is commensurate with the level of responsibility his position entails and with his experience. When determining base salary, the Compensation Committee endeavors to maintain a balance in the range of base salaries of the Named Executive Officers and their respective responsibilities. For fiscal years ended December 31, 2013, 2014 and 2015, Messrs. McCrosson’s and Palazzolo’s base salary under their respective Employment Agreements was:

Executive Officer	2013 ($)	2014 ($)	2015 ($)
Douglas McCrosson	253,000	313,462	333,125
Vincent Palazzolo	253,000	263,000	269,575

Before his appointment as President and Chief Executive Officer, Mr. McCrosson was the Company’s Chief Operating Officer and his Employment Agreement provided for an annual base salary of $265,000 for 2014. Upon his appointment as President and Chief Executive Officer, the Compensation Committee determined to increase his base salary to an annual rate of $325,000 for the remainder of 2014 in consideration of his increased level of responsibility. Mr. McCrosson was paid 10 weeks of salary as COO and 42 weeks of salary as CEO in 2014.

The Compensation Committee’s past practice has been to set annual base salary increases for each year during the term of the Employment Agreements. When renewing Employment Agreements in October 2013, the Compensation Committee determined that Messrs. McCrosson’s and Palazzolo’s annual base salary increases for 2015 and 2016 would now be tied to the achievement of individual performance goals. Accordingly, Messrs. McCrosson’s and Palazzolo’s Employment Agreements provide for discretionary base salary increases in 2015 and 2016, not to exceed 5% of the prior year’s base salary, based upon the attainment of individual performance goals. Such goals are established by the Compensation Committee after consultation with Messrs. McCrosson and Palazzolo for the applicable year. The Compensation Committee believes that rewarding management based on achievement of individual performance goals provides additional incentives aligning the executive’s goals with the Board’s direction for the Company and the Company’s overall performance. Based on Messrs. McCrosson’s and Palazzolo’s performance in relation to the 2014 performance goals, the Compensation Committee determined to increase each of their base salaries by 2.5% for 2015. Based on Messrs. McCrosson’s and Palazzolo’s performance in relation to the 2015 performance goals, the Compensation Committee determined to increase each of their base salaries by 3.0% for 2016.

Performance-Based Annual Bonus.  Each of the Employment Agreements provides for an annual non-discretionary bonus based on changes in our revenues and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) from the prior year. Per each Employment Agreement, 25% of the bonus amount is determined by revenues and 75% by EBITDA. If growth targets are met on each metrics, each executive receives his baseline bonus. The current baseline bonus for Mr. McCrosson is 60% of 100% of his base salary, an increase from 45% of his base salary as provided in his Employment Agreement prior to appointment as President and Chief Executive Officer. The current baseline bonus for Mr. Palazzolo is 45% of 100% of his base salary.

The percent of base salary used to calculate the bonus amount decreases or increases depending upon the percent increase or decrease in revenues and EBITDA. For example, if EBITDA and revenues both increase by a 25% margin for a fiscal year ending on or before December 31, 2015, then Mr. McCrosson would receive a bonus equal to (1) 75% of 60% of 110% of his base salary plus (2) 25% of 60% of 110% of his base salary. If EBITDA decreases by 5% and revenues remain the same for a fiscal year ending on or before December 31, 2015, then Mr. McCrosson would receive a bonus equal to (1) 75% of 60% of 50% of his base salary plus (2) 25% of 60% of 75% of his base salary. The performance targets and corresponding percentage of base salary used to calculate the bonus (for the applicable fiscal year) are listed in the tables below. The amounts are adjusted pro ratably in the event EBITDA or revenue growth falls between two targets.

Fiscal Years Ending on or before December 31, 2014		Fiscal Years Beginning on or after January 1, 2015
Growth	Percent of Base Salary Used to Calculate Bonus Amount	Growth	Percent of Base Salary Used to Calculate Bonus Amount
Decrease 15% or Greater	No Bonus	Decrease 15% or Greater	No bonus
Decrease 10%	75% Decrease	Decrease 10%	75% Decrease
Decrease 5%	50% Decrease	Decrease 5%	50% Decrease
Flat	25% Decrease	Flat	25% Decrease
Increase 5%	10% Decrease	Increase 2%	10% Decrease
Increase 10%	Baseline	Increase 5%	Baseline
Increase 15%	5% Increase	Increase 10%	10% Increase
Increase 25%	10% Increase	Increase 20%	25% Increase
Increase 50%	50% Increase	Increase 30%	50% Increase
Increase 100% or Greater	75% Increase	Increase 50% or Greater	75% Increase

Each executive receives part of his bonus in cash, and the balance in shares of the Company’s common stock valued at the volume weighted average price of the common stock on NYSE MKT for the five consecutive trading days ending two trading days before issuance. Shares of common stock are issued pursuant to the Company’s Performance Equity Plan 2009 (described below). Under Mr. McCrosson’s current Employment Agreement, the first $100,000 of his bonus is paid in cash and the balance is paid half in cash and half in shares of common stock. For years prior to his appointment as President and Chief Executive Officer, however, the first $75,000 of his bonus was paid in cash and the balance paid half in cash and half in shares. Under Mr. Palazzolo’s Employment Agreement, the first $75,000 of his bonus is paid in cash and the balance is paid half in cash and half in shares of common stock. The bonus structure discussed here is set forth in the Employment Agreements and remains unchanged, except for the modification of growth targets for years beginning on or after January 1, 2014, since the Employment Agreements became effective.

Primarily as a result of the change in estimate on the Company’s A-10 contract in 2014, for 2014 there was a decrease of more than 15% in both EBITDA and revenues from 2013. Accordingly, Messrs. McCrosson and Palazzolo were not entitled to performance-based annual bonuses for 2014.

Considering challenges addressed by Messrs. McCrosson and Palazzolo during 2014, particularly, the transition to a new Chief Executive Officer and the A-10 change in estimate, in December 2014, the Compensation Committee awarded discretionary merit bonuses to Messrs. McCrosson and Palazzolo in the amounts of $50,000 and $30,000, respectively. Accordingly, the discretionary bonuses were awarded subject to Messrs. McCrosson and Palazzolo agreeing to a reduction by such amounts of performance-based annual bonuses earned by them for 2015. Accordingly, Messrs. McCrosson and Palazzolo’s bonuses in 2015 were reduced by $50,000 and $30,000, respectively.

Name	Bonus Calculated Based on EBITDA ($)	Bonus Calculated Based on Revenues ($)	Total Bonus Awarded ($)(1)
Douglas McCrosson	--	87,445	37,445
Vincent Palazzolo	--	53,073	23,073

(1)	Total bonus awarded does not include $50,000 and $30,000 paid to Messrs. McCrosson and Palazzolo, respectively, as discretionary bonuses for 2014.

Perquisites and Other Personal Benefits.  We maintain various employee benefit plans, including medical, dental, life and disability, and these plans are available to all of the Company’s key employees. Each of Messrs. McCrosson and Palazzolo is reimbursed for expenses related to the use of an automobile to be used in connection with Company business. Such expenses include lease and insurance costs, repairs and maintenance. The Company maintains a corporate golf club membership that is made available to key employees, including Messrs. McCrosson and Palazzolo. The perquisites and other personal benefits provided to Messrs. McCrosson and Palazzolo are set forth in the Employment Agreements.

Termination and Change in Control Payments

Potential Payments under Current Employment Agreements

Mr. McCrosson’s current Employment Agreement provides that if, during the employment term, we terminate him without “cause” or he terminates his employment for “good reason” (as such terms are defined therein), we will be required to pay him his base salary through the end of the employment term and for up to six months thereafter, his medical and dental premiums for continued coverage on our benefit plans as permitted under the Consolidated Omnibus Budget Reconciliation Act of 1985. Mr. Palazzolo’s Employment Agreement provides that if, during the employment term, we terminate him without “cause” or he terminates his employment for “good reason” (as such terms are defined therein), we will be required to pay Mr. Palazzolo his base salary through the end of the employment term. We believe such termination payments are reasonable and appropriate in light of non-competition provisions in such executives’ Employment Agreements, which prohibit them from competing with the Company for a period of two years following their employment with us.

Mr. McCrosson’s current Employment Agreement contains an additional provision, which provides for certain compensation in the event of a change of control (as such term is defined in the agreement) if, within 18 months of such change of control, Mr. McCrosson’s employment is terminated by us without “cause” or by Mr. McCrosson for “good reason.” In such event and at Mr. McCrosson’s option, in lieu of the above-discussed compensation, we will pay him a lump sum equal to 2 times the lesser of (a) the total compensation (including salary and bonus) earned by him during the last full calendar year of his employment or (b) the average of his total compensation (including salary and bonus) for the five calendar years ending before the change of control. We believe that providing Mr. McCrosson with benefits in the face of a change of control will help us retain him and most importantly, ensure his objectivity in connection with potential transactions that may result in a change of control of the Company.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee:

Kenneth McSweeney

Walter Paulick

Eric Rosenfeld

Terry Stinson (Chairman)

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is or has been an executive officer or employee of the Company, or had any relationships requiring disclosure by the Company under the Securities and Exchange Commission’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director of the Company or member of our Compensation Committee during 2015.

Summary Compensation Table

The following table sets forth the compensation paid or earned by each of our Named Executive Officers for each of the fiscal years ended December 31, 2015, 2014 and 2013.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($) (2)	All Other ($)		Total ($)
Vincent Palazzolo	2015	269,575			23,073	22,951	(3)	315,599
Chief Financial Officer	2014	263,000	30,000	—	—	25,239	(4)	318,236
	2013	253,000	—	—	11,329	24,131	(5)	288,460
Douglas McCrosson	2015	333,125			37,445	34,028	(6)	404,598
Chief Executive Officer	2014	313,462	50,000	—	—	21,501	(7)	384,963
(Former Chief Operating Officer)	2013	253,000	—	—	11,329	23,845	(8)	288,174

(1)	Reflects actual base salary amounts paid for each of the years indicated.
(2)

Represents amounts awarded in cash to our Named Executive Officers as part of their performance-based annual bonus in accordance with the terms of each Named Executive Officer’s employment agreement as discussed in the “Compensation Discussion and Analysis” above. Awards were earned in the year provided, but were not made until the first quarter of the next fiscal year.

(3)	Represents (a) $7,629 of 401K contributions; (b) $5,399 of disability insurance premiums; and (c) $9,923 of an automobile lease, insurance and maintenance attributable to personal use.
(4)	Represents (a) $15,052 of an automobile lease, insurance and maintenance attributable to personal use, (b) $5,015 of disability insurance premiums and (c) $5,167 of 401K contributions.
(5)

Represents (a) $12,424 for a portion of an automobile lease, insurance, and maintenance attributable to personal use, (b) $3,691 for disability insurance premiums paid by us for the benefit of Mr. Palazzolo and (d) $8,016 in Company 401(k) contributions.

(6)	Represents (a) $18,109 of an automobile lease, insurance and maintenance attributable to personal use; (b) $6,595 of disability insurance premiums; and (c) $9,324 of 401K contributions
(7)	Represents (a) $10,635 of an automobile lease, insurance and maintenance attributable to personal use, (b) $4,358 of disability insurance premiums and (c) $6,508 of 401K contributions.
(8)

Represents (a) $13,463 for a portion of an automobile lease, insurance and maintenance attributable to personal use, (b) $883 for disability insurance premiums paid by us for the benefit of Mr. McCrosson and (c) $9,499 in Company 401(k) contributions.

Grants of Plan-Based Awards

	Estimated Possible Payouts Under Non- Equity Incentive Plan Awards (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards (2)
	Threshold ($) (3)	Target ($) (4)	Maximum ($) (5)	Threshold ($) (3)	Target ($) (4)	Maximum ($) (5)
Vincent Palazzolo	759	98,154	143,645	---	23,154	68,645
Douglas McCrosson	1,250	149,937	224,891	---	49,938	124,891

(1)

These columns represent the estimated portion of performance-based annual bonus to be paid in cash required by the employment agreements that were effective in fiscal year 2015 between each of the Company’s Named Executive Officers and the Company. The material terms of the performance-based annual bonuses, including the applicable thresholds and percentages, are described under “Compensation Discussion and Analysis” above. The actual performance-based annual bonuses payable in cash are reflected in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table above.

(2)

These columns represent the estimated portion of performance-based annual bonus to be paid in stock required by the employment agreements that were effective in fiscal year 2015 between each of the Company’s Named Executive Officers and the Company. The amount of stock to be awarded is calculated as a dollar amount first and then converted to stock, valuing the shares at the volume weighted average price of the common stock on NYSE MKT for the five consecutive trading days ending two trading days before issuance. Per the employment agreements, such stock is issued on March 10 th (or the next business day thereafter) of the next fiscal year. The material terms of the performance-based annual bonuses, including the applicable thresholds and percentages, are described under “Compensation Discussion and Analysis” above. The actual performance-based annual bonuses payable in stock are reflected in the “Stock Awards” column in the Summary Compensation Table above.

(3)

The amounts in these columns reflect the minimum amount of performance-based annual bonuses to be awarded under the employment agreements. This amount is paid if there is a decline of 15% or more in EBITDA and a decline of 14.49% in revenue

(4)	The amounts in these columns are the “baseline” bonuses to be awarded if 5% growth is achieved on both performance metrics (EBITDA and revenues).
(5)	The amounts in these columns are awarded if 100% or more growth is achieved on both performance metrics (EBITDA and revenues).

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

Under his prior employment agreement, Mr. McCrosson’s annual base salary was $253,000 and $265,000 during 2013 and 2014, respectively. However, beginning with the effectiveness of his amended and restated employment agreement beginning March 5, 2014, Mr. McCrosson’s annual base salary is $325,000 for fiscal year 2014. For each of fiscal year 2015 and 2016, Mr. McCrosson’s annual base salary will be at least equal to his base salary for the prior fiscal year, subject to a merit increase of up to five percent to be determined at the discretion of the Company’s Compensation Committee on the basis of Mr. McCrosson’s attainment of individual performance goals set by the Compensation Committee (after consultation with Mr. McCrosson). Mr. McCrosson also receives a performance-based annual bonus upon the attainment of certain Company growth targets measured by EBITDA and revenue. The manner of calculating and paying such bonus is set forth in the “Compensation Discussion and Analysis” above. For the year ended December 31, 2013, Mr. McCrosson’s performance-based compensation was $11,389, paid all in cash. For the year ended December 31, 2014, Mr. McCrosson’s received no performance based compensation though he received a $50,000 one-time discretionary bonus subject to him agreeing to a reduction in such amount from the annual bonus earned by him under his employment agreement for the year ended December 31, 2015. Accordingly, for the year ended December 31, 2015, Mr. McCrosson’s performance-based compensation was $37,445 after it was reduced by the $50,000 discretionary bonus paid to him in 2015.

Under both his prior and current employment agreement, Mr. McCrosson is prohibited from disclosing confidential information about us and he has agreed not to compete with us during the term of his employment and for two years thereafter. Mr. McCrosson’s current employment agreement provides for certain payments upon termination and a change of control addressed in the section below entitled “Payments Upon Termination or Change in Control.”

Vincent Palazzolo

On December 16, 2009, we entered into an employment agreement with Vincent Palazzolo, which provides for Mr. Palazzolo to continue to be employed as our Chief Financial Officer until December 31, 2012. On each of November 4, 2011 and October 31, 2013, we amended our employment agreement with Mr. Palazzolo to extend his term ultimately through December 31, 2016. Under his employment agreement, as amended, Mr. Palazzolo’s annual base salary for 2013 was $253,000 and $263,000 for 2014. For fiscal years beginning January 1, 2015, the Compensation Committee determined to increase his base salary by 2.5%, based upon the attainment of individual performance goals established each fiscal year for Mr. Palazzolo.

Mr. Palazzolo also receives a performance-based annual bonus upon the attainment of certain Company growth targets measured by EBITDA and revenue. The manner of calculating and paying such bonus is set forth in the “Compensation Discussion and Analysis” above. For the year ended December 31, 2013, Mr. Palazzolo’s performance-based compensation was $11,329, paid all in cash. For the year ended December 31, 2014, Mr. Palazzolo’s did not receive any performance based compensation, though he did receive a one-time discretionary bonus of $30,000 subject to him agreeing to a reduction in such amount from the annual bonus earned by him under his employment agreement for the year ended December 31, 2015. Accordingly, for the year ended December 31, 2015, Mr. Palazzolo’s performance-based compensation was $23,073 after it was reduced by the $30,000 discretionary bonus paid to him in 2015.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding option awards as of December 31, 2015 for each Named Executive Officer.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Douglas McCrosson	25,000	0	6.60	3/31/2019
Chief Executive Officer

Vincent Palazzolo	25,000	0	6.75	3/31/2016
Chief Financial Officer

Option Exercises in 2015

The following table sets forth certain information concerning option exercises by our named executive officers during the year ended December 31, 2015.

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1) ($)
Douglas McCrosson	0	$0
Vincent Palazzolo	0	$0

(1)	Based on the difference between the market price of our Common Stock on the date of exercise and the exercise price.

Payments Upon Termination or Change in Control

Compensation Arrangements as of December 31, 2015

The employment agreements in effect as of December 31, 2015 with each of Messrs. Palazzolo and McCrosson provided for varying types and amounts of payments and additional benefits upon termination of employment during the term of such employment agreements, depending on the circumstances of the termination.

The following is a brief description of such termination payments and circumstances as of December 31, 2015 under the then-current employment agreement of Mr. Palazzolo.

•

Death.  In the event that Mr. Palazzolo’s employment terminated by his death, we would have had to pay to his estate an amount equal to (a) base salary due through date of death, (b) all earned and approved, but unpaid bonus for any year prior to the year of termination, (c) all valid expense reimbursements and (d) all accrued but unused vacation pay. We would also have had to pay to Mr. Palazzolo, in the event of termination by such executive’s death, any bonus which would have been paid for the year of his termination on a prorated basis by multiplying the full amount of such bonus by the number of full calendar months he worked in the termination year divided by 12. A “full calendar month” for this purpose means any month such executive worked at least two weeks.

•

Disability.  We could terminate Mr. Palazzolo if, by reason of illness or incapacity, he failed to perform his duties contemplated by the agreement for a period of six months consecutively. Such termination would have had to have been made by written notice and constitute a termination by reason of disability. The Company would have had to pay to the Mr. Palazzolo an amount equal to (a) base salary due through date of termination, (b) all earned and approved, but unpaid bonus for any year prior to the year of termination, (c) all valid expense reimbursements and (d) all accrued but unused vacation pay. We would also have had to pay to Mr. Palazzolo, in the event of termination by such executive’s disability, any bonus which would have been paid for the year of his termination on a prorated basis by multiplying the full amount of such bonus by the number of full calendar months he worked in the termination year divided by 12. A “full calendar month” for this purpose means any month such executive worked at least two weeks.

•

By Company for “Cause.”   If the Company had terminated Mr. Palazzolo by written notice for “cause,” he would be entitled to receive only (a) his base salary through the date of termination, (b) valid expense reimbursements and (c) any unused vacation through the date of termination required by law to be paid. Generally, “cause” as defined in the employment agreements means (i) a failure to carry out his duties as an officer that are material to the performance of his position, (ii) a material breach of the employment agreement, (iii) fraud or dishonesty in any dealings or business related to the Company or (iv) conviction of a felony under federal or state law. Mr. Palazzolo would have had to be given the opportunity to eliminate a problem giving rise to “cause” within 30 days’ notice that such problem exists, but he would not have been entitled to more than two such periods to cure in any 12 month period.

•

By Executive with “Good Reason.”   Upon proper notice, if Mr. Palazzolo had terminated his employment for “good reason,” we would have had to pay an amount equal to (a) his base salary through the end of his employment term, (b) all earned and previously approved but unpaid bonuses, (c) all valid expense reimbursements, plus (d) all accrued but unused vacation pay.

•

By Company without “Cause.”   If the Company terminates Mr. Palazzolo without “cause,” we generally must pay an amount equal to (a) his base salary through the end of his employment term, (b) all earned and previously approved but unpaid bonuses, (c) all valid expense reimbursements, plus (d) all accrued but unused vacation pay.

Under the employment agreements in effect as of December 31, 2015, Mr. Palazzolo did not have a duty to mitigate awards payable under the above conditions and any compensation paid from any source other than the Company does not offset or terminate the Company’s obligations to make such payments.

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

•

Disability.  We may terminate Mr. McCrosson for reason of illness or incapacity if he fails to perform his duties contemplated by the agreement for a period of six months consecutively. Such termination will be made by written notice and constitute a termination by reason of disability. Upon such termination, the Company shall pay to Mr. McCrosson an amount equal to (a) base salary due through date of termination, (b) all earned and approved, but unpaid bonus for any year prior to the year of termination, (c) all valid expense reimbursements and (d) all accrued but unused vacation pay.

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

•

By Executive with “Good Reason.”   Upon proper notice, Mr. McCrosson may terminate his employment for “good reason” and will be entitled to an amount equal to (a) his base salary through the end of his employment term, (b) all earned and previously approved but unpaid bonuses, (c) all valid expense reimbursements, plus (d) all accrued but unused vacation pay. The Company must also provide payment of monthly premium cost of continued coverage under our medical and dental insurance under COBRA for six months following the date of termination. “Good Reason” generally means (i) a demotion by way of a materially adverse change in his duties, responsibilities or title, (ii) material breach by the Company of the Employment Agreement, (iii) failure by the Company to make a payment to the executive when such payment is due or (iv) liquidation, bankruptcy or receivership of the Company. The Company must be given the opportunity to correct any problem identified as “good reason” within 30 days of being notified of such problem, but shall not be entitled to more than two such periods to cure in any 12 month period.

•

By Company without “Cause.”   If the Company terminates Mr. McCrosson without “cause.” we generally must pay an amount equal to (a) his base salary through the end of his employment term, (b) all earned and previously approved but unpaid bonuses, (c) all valid expense reimbursements, plus (d) all accrued but unused vacation pay. The Company must also provide payment of monthly premium cost of continued coverage under our medical and dental insurance under COBRA for six months following the date of termination.

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

The following table summarizes the amounts payable upon termination of employment for each of Messrs. Palazzolo and McCrosson assuming termination occurred on December 31, 2015 under the then-current employment agreements with each Named Executive Officer. For purposes of presenting amounts payable over a period of time (e.g., salary continuation), the amounts are shown as a single total but not as a present value (i.e., the single sum does not reflect any discount).

Name	Death or Disability ($)	By Company for Cause ($)	By Executive for Good Reason or By Company without Cause ($)	Change in Control ($)
Douglas McCrosson	—	—	333,125	333,125
Vincent Palazzolo	—	—	269,575	—

Compensation of Directors

The following table summarizes the compensation of our directors for the year ended December 31, 2015. Directors who are employees of the Company do not receive separate compensation for their service as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Eric Rosenfeld	102,575	147,425	250,000
Harvey J. Bazaar	66,950	113,050	180,000
Terry Stinson	66,950	113,050	180,000
Walter Paulick	24,750	50,250	75,000
Michael Faber	24,750	50,250	75,000
Kenneth McSweeney	24,750	50,250	75,000

(1)

Represents stock awarded directors in the form of restricted stock units (“RSUs”). The Company accounts for compensation expense associated with RSUs based on the fair value of the units on the date of grant.

Pursuant to the non-employee director compensation plan in effect for 2015, non-employee directors were compensated as follows: Chairman of the Board, $250,000 (cash payment, $102,575); Chairman of the Audit Committee and the Chairman of the Compensation Committee $180,000 each (cash payment, $66,950), and all other non-employee directors, $75,000 (cash payment, $24,750). The annual cash compensation due each director was paid quarterly as has been the Company’s past practice. The balance of the non-employee director compensation is paid in restricted stock units (“RSUs”) that vest quarterly. Non-employee directors are subject to a non-employee director stock ownership policy whereby non-employee directors are required to own stock of the Company valued at least four times his annual cash compensation before and following any stock sales.

Pension Benefits

Other than our 401(k) plan, we do not maintain any other plan that provides for payments or other benefits at, following, or in connection with retirement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table and accompanying footnotes set forth certain information as of April 28, 2016 with respect to the ownership of our common shares by:

•	each person or group who beneficially owns more than 5% of our common shares;

•	each of our directors and our director nominees;

•

our current chief executive officer and chief financial officer, our only executive officers as defined by Securities and Exchange Commission Rules promulgated pursuant to the Securities Exchange Act of 1934 (collectively, the “Named Executive Officers”); and

•	all of our directors and executive officers as a group.

A person is deemed to be the beneficial owner of securities that can be acquired by the person within 60 days from the record date upon the exercise of options or warrants. Accordingly, common shares issuable upon exercise of options and warrants that are currently exercisable, or exercisable within 60 days of April 28, 2016, have been included in the table with respect to the beneficial ownership of the person owning the options or warrants.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percent of Class (3)
Douglas McCrosson	37,086	(4)	*
Vincent Palazzolo	38,313	(5)	*
Walter Paulick	43,591	(6)	*
Kenneth McSweeney	48,014	(7)	*
Harvey J. Bazaar	77,082	(8)	*
Michael Faber	14,124	(9)	*
Terry Stinson	23,654	(10)	*
Eric Rosenfeld c/o Crescendo Partners 777 Third Avenue, 37 th Floor New York, NY 10017	742,378	(11)	8.6%
AWM Investment Company, Inc. 527 Madison Ave., Suite 2600 New York, NY 10022	854,040	(12)	9.9%
Rutabaga Capital Management 64 Broad Street, 3 rd Floor Boston, MA 02109	622,730	(13)	7.2%
Ariel Investments, LLC 200 E. Randolph Drive, Suite 2900 Chicago, IL 60601	1,412,625	(14)	16.4%
Royce & Associates, LLC 745 Fifth Avenue New York, NY 10151	559,066	(15)	6.5%
Penn Capital Management Company, Inc. Navy Yard Corporate Center 3 Crescent Drive, Suite 400 Philadelphia, PA 19112	454,368	(16)	5.3%
All current directors and executive officers as a group (seven persons)	1,046,622	(17)	11.7%

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following persons is c/o CPI Aerostructures, Inc., 91 Heartland Blvd., Edgewood, New York 11717.

(2)

Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them, subject to community property laws, where applicable.

(3)

As of April 28, 2016, there were 8,610,453 shares currently issued and outstanding. Each person beneficially owns a percentage of our outstanding common shares equal to a fraction, the numerator of which is the number of common shares held by such person plus the number of common shares that such person can acquire within 60 days of April 28, 2016 upon the exercise or conversion of options, warrants or convertible securities, and the denominator of which is 8,610,453 (the number of shares currently outstanding) plus the number of shares such person can so acquire during such 60-day period.

(4)	Includes 25,000 common shares that Mr. McCrosson has the right to acquire upon exercise of options.

(5)	Includes 25,000 common shares that Mr. Palazzolo has the right to acquire upon exercise of options.

(6)

Includes 16,230 common shares that Mr. Paulick has the right to acquire upon exercise of options. Excludes shares underlying 2,582 restricted stock units that vest in equal installments on July 1, 2016 and October 1, 2016.

(7)

Includes 16,230 common shares that Mr. McSweeney has the right to acquire upon exercise of options. Excludes shares underlying 2,582 restricted stock units that vest in equal installments on July 1, 2016 and October 1, 2016.

(8)

Includes 36,514 common shares that Mr. Bazaar has the right to acquire upon exercise of options. Excludes shares underlying 5,809 restricted stock units that vest in equal installments on July 1, 2016 and October 1, 2016.

(9)

Includes 6,620 common shares that Mr. Faber has the right to acquire upon exercise of options. Excludes shares underlying 2,582 restricted stock units that vest in equal installments on July 1, 2016 and October 1, 2016.

(10)

Includes 6,772 common shares that Mr. Stinson has the right to acquire upon exercise of options. Excludes shares underlying 5,809 restricted stock units that vest in equal installments on July 1, 2016 and October 1, 2016.

(11)

Represents (a) 184,491common shares owned individually, (b) 510,270 shares held by Crescendo Partners II, L.P. Series L (“Crescendo Partners II”) and (c) 47,617 common shares that Mr. Rosenfeld has the right to acquire upon exercise of options. Excludes shares underlying 7,576 restricted stock units that vest in equal installments on July 1, 2016 and October 1, 2016. Mr. Rosenfeld is the senior managing member of the sole general partner of Crescendo Partners II. Mr. Rosenfeld disclaims beneficial ownership of the shares held by Crescendo Partners II, except to the extent of his pecuniary interest therein.

(12)

AWM Investment Company, Inc., a Delaware corporation (“AWM”), is the investment adviser to Special Situations Fund III QP, L.P. (“SSFQP”), Special Situations Cayman Fund, L.P. (“CAYMAN”) and Special Situations Private Equity Fund, L.P. (“SSPE” and together with “SSFQP” and “CAYMAN,” the “Funds”). As the investment adviser to the Funds, AWM holds sole voting and investment power over 588,410 common shares of CPI held by SSFQP, 201,400 common shares held by CAYMAN and 64,260 common shares held by SSPE. Austin W. Marxe (Marxe), David M. Greenhouse and Adam C. Stettner are the controlling principals of AWM and disclaim beneficial ownership of the shares held by AMW except to the extent of their pecuniary interest therein. The information with respect to AWM Investment Company, Inc. is derived from a Form 4/A filed with the Securities and Exchange Commission on March 29, 2016.

(13)	The information with respect to Rutabaga Capital Management is derived from an Amendment to Schedule 13G filed with the Securities and Exchange Commission on February 11, 2016.

(14)	The information with respect to Ariel Investments, LLC is derived from an Amendment to Schedule 13G filed with the Securities and Exchange Commission on February 12, 2016.

(15)	The information with respect to Royce & Associates, LLC is derived from an Amendment to Schedule 13G filed with the Securities and Exchange Commission on January 7, 2016.

(16)	The information with respect to Penn Capital Management Company, Inc. is derived from a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2016.

(17)

Includes an aggregate of 179,983 common shares that Messrs. McCrosson, Palazzolo, Paulick, McSweeney, Bazaar, Faber, Stinson and Rosenfeld have the right to acquire upon exercise of outstanding options.

Equity Compensation Plan Information

The following table sets forth certain information at December 31, 2015 with respect to our equity compensation plans providing for the issuance of options, warrants, or rights to purchase our securities.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	269,983	$11.29	113,787

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Party Policy.  Our Code of Ethics requires us to avoid, wherever possible, all related-party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by our board of directors (or our audit committee). Securities and Exchange Commission rules generally define related-party transactions as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our common stock, or (c) immediate family member of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

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

Related-Party Transactions.  We did not engage in any related party transactions in the fiscal year ended December 31, 2015 as required to be reported pursuant to rules of the Securities and Commission Exchange.

Independence of Directors

Our common stock is listed on the NYSE MKT. As a result, we follow the rules of the NYSE MKT in determining whether a director is independent. The current NYSE MKT listing standards define an “independent director” generally as a person, other than an officer or employee of the Company, who does not have a relationship with the Company that would interfere with the director’s exercise of independent judgment. Our board of directors consults with our legal counsel to ensure that our board of directors’ determinations are consistent with the NYSE MKT rules and all relevant securities and other laws and regulations regarding the independence of directors. Consistent with these considerations, our board of directors has determined that Kenneth McSweeney, Walter Paulick, Harvey J. Bazaar, Eric Rosenfeld , Michael Faber and Terry Stinson will be independent directors of the Company for the ensuing year. The remaining director, Douglas McCrosson, is not independent because he is currently employed by us. All members of our audit, compensation and nominating and corporate governance committees are independent.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

CohnReznick served as our independent registered public accounting firm for fiscal year 2015.

Audit Fees.  The aggregate fees billed by our independent registered public accounting firm for professional services rendered for the audits of our annual financial statements for the years ended December 31, 2015 and 2014 and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those periods, were $405,000 and $285,202, respectively.

Audit-Related Fees.  No audit-related fees were billed by our independent registered public accounting firm for professional services statements for the years ended December 31, 2015 and 2014.

Tax Fees.  No tax-related fees were billed by our independent registered public accounting firm for professional services rendered for the years ended December 31, 2015 or 2014.

All Other Fees.  No tax fees were billed by our independent registered public accounting firm for professional services rendered for other services during the same periods, including out of pocket expenses were $2,500 and $2,550, respectively.

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

1. The following financial statements were filed as a part of our Annual Report for the year ended December 31, 2015 filed on March 28, 2016:

      Report of Independent Registered Public Accounting Firm

      Balance Sheets as of December 31, 2015 and 2014

      Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014 and 2013

      Statements of Shareholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013

      Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

      Notes to Financial Statements

2. The following financial statement schedule is filed as part of this report:

Schedule II -Valuation and Qualifying Accounts-Allowance for Doubtful Accounts

3. The following exhibits are filed as part of this report:

Exhibit Number	Name of Exhibit	No. in Document

3.1	Certificate of Incorporation of the Company, as amended. (1)	3.1

3.1(a)	Certificate of Amendment of Certificate of Incorporation filed on July 14, 1998. (2)	3.1(a)

3.2	Amended and Restated By-Laws of the Company. (5)	3.2

*10.11	Employment Agreement between Vincent Palazzolo and the Company, dated as of December 16, 2009. (4)	10.2

*10.12	Stock Option Agreement between the Company and Vincent Palazzolo, dated December 1, 2006. (3)	10.24

*10.19	Employment Agreement between Douglas McCrosson and the Company, dated as of December 16, 2009. (4)	10.3

10.20	Performance Equity Plan 2009 (6)

10.23	Agreement of Lease, dated June 30, 2011, between Heartland Boys II L.P. and CPI Aerostructures Inc. (7)	10.1

*10.26	Letter Amendment to Employment Agreement, dated November 4, 2011, from the Company to Vincent Palazzolo (8)	10.2

*10.27	Letter Amendment to Employment Agreement, dated November 4, 2011, from the Company to Douglas McCrosson (8)	10.3

*10.31	Amended and Restated Credit Agreement, dated as of December 5, 2012, among CPI Aerostructures, Inc., the several lenders from time to time party thereto, and Sovereign Bank, N.A. (9)	10.1

**12	Statement re Computation of Ratios

14	Code of Business Conduct and Ethics (10)

**21	Subsidiaries of the Registrant

**23.1	Consent of CohnReznick LLP

***31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

***31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

***32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance
**101.SCH	XBRL Taxonomy Extension Schema
**101.CAL	XBRL Taxonomy Extension Calculation
**101.DEF	XBRL Taxonomy Extension Definition
**101.LAB	XBRL Taxonomy Extension Labels
**101.PRE	XBRL Taxonomy Extension Presentation

*Management compensation contract or arrangement.

**Filed with our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 28, 2015.

***Filed herewith.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-49270) declared effective on September 16, 1992 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 1, 2006 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 21, 2009 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 2007 and incorporated herein by reference.
(6)	Included as Appendix A to the Company’s Proxy Statement filed on April 30, 2009.
(7)	Filed as an exhibit to the Company’s Current Report on Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 7, 2011 and incorporated herein by reference
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 6, 2012 and incorporated herein by reference
(10)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:April 29, 2016	CPI AEROSTRUCTURES, INC.
(Registrant)

	By:	/s/ Vincent Palazzolo
Vincent Palazzolo Chief Financial Officer and Secretary (Principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric Rosenfeld	Chairman of the Board of	April 29, 2016
Eric Rosenfeld	Directors

/s/ Douglas McCrosson	Chief Executive Officer and	April 29, 2016
Douglas McCrosson	President

/s/ Vincent Palazzolo	Chief Financial Officer and Secretary	April 29, 2016
Vincent Palazzolo	(Principal financial and accounting officer)

/s/ Walter Paulick	Director	April 29, 2016
Walter Paulick

/s/ Kenneth McSweeney	Director	April 29, 2016
Kenneth McSweeney

/s/ Harvey Bazaar	Director	April 29, 2016
Harvey Bazaar

/s/ Michael Faber	Director	April 29, 2016
Michael Faber

/s/ Terry Stinson	Director	April 29, 2016
Terry Stinson