Form 10-Q
period 2016-03-31
CPI AEROSTRUCTURES INC
filed 2016-05-10
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 2, 2016 the number of shares of common stock, par value $.001 per share, outstanding was 8,610,453.

Part I - Financial Information

Item 1 – Condensed Financial Statements

CONDENSED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash	$824,347	$1,002,023
Accounts receivable, net of allowance for doubtful accounts of $470,748 as of March 31, 2016 and $75,000 as of December 31, 2015	9,739,827	7,665,837
Costs and estimated earnings in excess of billings on uncompleted contracts	92,884,034	102,622,387
Prepaid expenses and other current assets	1,264,895	1,065,473

Total current assets	104,713,103	112,355,720

Plant and equipment, net	2,486,981	2,358,736
Deferred income taxes	7,305,000	1,890,000
Other assets	223,472	108,080
Total Assets	$114,728,556	$116,712,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,925,457	$18,379,469
Accrued expenses	1,143,460	1,057,682
Billings in excess of costs and estimated earnings on uncompleted contracts	71,974	175,438
Current portion of long-term debt	641,919	1,011,491
Contract loss	5,159,214	549,723
Line of credit	20,738,685	23,700,000
Income tax payable	23,970	189,000

Total current liabilities	42,704,679	45,062,803

Long-term debt, net of current portion	9,809,084	483,961
Other liabilities	626,392	633,663

Total Liabilities	53,140,155	46,180,427

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, 8,596,982 and 8,583,511 shares, respectively, issued and outstanding	8,596	8,584
Additional paid-in capital	52,410,431	52,137,384
Retained earnings	9,169,374	18,389,594
Accumulated other comprehensive loss	---	(3,453)
Total Shareholders’ Equity	61,588,401	70,532,109
Total Liabilities and Shareholders’ Equity	$114,728,556	$116,712,536

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)
Revenue	$12,670,032	$19,876,566
Cost of sales	24,309,136	16,274,495

Gross profit (loss)	(11,639,104)	3,602,071
Selling, general and administrative expenses	2,720,383	2,019,365
Income (loss) from operations	(14,359,487)	1,582,706
Interest expense	275,733	214,586
Income (loss) before provision for (benefit from) income taxes	(14,635,220)	1,368,120

Provision for (benefit from) income taxes	(5,415,000)	440,000

Net income (loss)	(9,220,220)	928,120

Other comprehensive income, net of tax -
Change in unrealized gain- interest rate swap	3,453	1,007

Comprehensive income (loss)	$(9,216,767)	$929,127

Income (loss) per common share – basic	$(1.07)	$0.11

Income (loss) per common share – diluted	$(1.07)	$0.11

Shares used in computing income (loss) per common share:
Basic	8,596,538	8,516,973
Diluted	8,596,538	8,594,479

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Total Shareholders’ Equity

Balance at January 1, 2015	8,500,555	$8,501	$51,440,770	$13,373,601		$(9,716)	$64,813,156
Net income	----	----	----	928,120		----	928,120
Change in unrealized loss from interest rate swap	----	----	----	----		1,007	1,007
Common stock issued upon exercise of options	25,352	26	79,974	----		----	80,000
Tax benefit of stock option exercise	---	---	33,000	---		---	33,000
Stock-based compensation expense	12,835	13	273,027	----		----	273,040
Balance at March 31, 2015	8,538,742	$8,540	$51,826,771	$14,301,721		$(8,709)	$66,128,323

Balance at January 1, 2016	8,583,511	$8,584	$52,137,384	$18,389,594		$(3,453)	$70,532,109
Net loss	----	----	----	(9,220,220)		----	(9,220,220)
Loss on settlement and reclassification into earnings	----	----	----	----		3,453	3,453
Stock-based compensation expense	13,471	12	273,047	---		---	273,059

Balance at March 31, 2016	8,596,982	$8,596	$52,410,431	$9,169,374	$	---	$61,588,401

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Three Months Ended March 31,	2016	2015
Cash flows from operating activities:
Net income (loss)	$(9,220,220)	$928,120
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	194,067	204,676
Deferred rent	1,373	11,504
Stock-based compensation	273,059	273,040
Bad debt expense	395,749	---
Deferred income taxes	(5,415,000)	50,067
Tax benefit from stock option plans	---	(33,000)
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,469,739)	(2,249,604)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	9,738,353	(3,862,185)
Increase in prepaid expenses and other assets	(199,422)	(129,488)
Increase (decrease) in accounts payable and accrued expenses	(3,368,234)	193,337
Decrease in billings in excess of costs and estimated earnings on uncompleted contracts	(103,464)	(70,238)
Increase in accrued losses on uncompleted contracts	4,609,491	211,260
Increase (decrease) in income taxes payable	(170,222)	48,000

Net cash used in operating activities	(5,734,209)	(4,424,511)

Cash used in investing activities - purchase of plant and equipment	(89,737)	(105,442)

Cash flows from financing activities:
Payments on long-term debt	(1,238,560)	(249,580)
Proceeds from long-term debt	10,000,000
Proceeds from line of credit	26,238,685	4,000,000
Payments on line of credit	(29,200,000)	---
Debt issue costs paid	(153,855)	---
Proceeds from exercise of stock options	---	80,000
Tax benefit from stock option plans	---	33,000

Net cash provided by financing activities	5,646,270	3,863,420

Net increase (decrease) in cash	(177,676)	(666,533)
Cash at beginning of period	1,002,023	1,504,907

Cash at end of period	$824,347	$838,374

Supplemental disclosures of cash flow information:
Noncash investing and financing activities:

Equipment acquired under capital lease	$232,575	$91,829

Cash paid during the period for:
Interest	$383,524	$233,074
Income taxes	$165,029	$29

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.     INTERIM FINANCIAL STATEMENTS

The condensed financial statements of CPI Aerostructures, Inc. (the “Company”) as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The condensed balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected. Such adjustments are of a normal, recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

The Company maintains its cash in two financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation.  From time to time, the Company’s balances may exceed these limits.  As of March 31, 2016, the Company had $209,348 of uninsured balances.  The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

When changes are required for the estimated total revenue on a contract, these changes are recognized with an inception-to-date effect in the current period. Also, when estimates of total costs to be incurred exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

In June 2014, the Company concluded that the long term future of the A-10 was uncertain when the U.S. Department of Defense released its 2015 Budget Request that called for the retirement of the entire A-10 fleet. In addition, the Company estimated that the A-10 program would be terminated prior to the completion of the Company’s orders, which was through ship set 173 instead of the expected 242 ship sets that the contract initially permitted. At that time the Company recorded a change in estimate which reduced the estimated revenue on the program to about 41% of the original estimate. The adjustment aggregated approximately $47.7 million.From June 2014 through December 2015 the Company revised estimates, based on the best available information each quarter, to properly account for the program. The Company's estimate in March 2015 assumed that the program would be canceled at approximately 135 ship sets. In addition to revenue earned based on parts shipped, the Company would be entitled to compensation upon early termination of the program ("Termination Liability") for certain costs incurred. The amount of Termination Liability varies based on exactly when the program is canceled and the amount of costs incurred through the date of termination. In June and September 2015, the Company estimated costs based on the best information available at each period and made adjustments as needed, including deferring certain costs based on the Termination Liability. During the three months ended March 31, 2016, and prior to the filing of the Company’s Form 10-K for the year ended December 31, 2015, the Company had information that the United States Air Force ("USAF") was intending to increase the number of ship sets on order for the A-10. Because of the expectation that the USAF would increase its orders, the Company projected that its current order of A-l0 parts would not be cancelled before ship set 173. An increase in the number of ship sets on order would improve the Company’s estimated gross margin on the overall program. In the December 31, 2015 financial statements the Company did not alter gross margin of the program for this potential order, as Company couldn’t determine if the realization of the new order was probable and that the improved margin would be realized.

In April 2016, the Company became aware that the USAF had reevaluated its position and as such had deferred any decision regarding increasing the orders on the A-10 program. These changes in position by the USAF were supported by communications from Boeing, the Company’s customer.

Based on the above facts, the Company believes that, it is not probable that there will be any future orders on the A-10 beyond the 173 currently on order. As a result of the information that management became aware of in April 2016, for the quarter ended March 31, 2016 the Company estimated that the A-10 program would run through the conclusion of its current purchase order with Boeing at ship set number 173. There is no justification for the deferral of any expenses incurred or expected to be incurred related to the contract under POC or any authoritative guidance in GAAP, nor is there any justification of increasing estimated revenue on the program as the recovery of such amounts is not deemed probable. The change in estimate resulted in a reduction of revenue of approximately $8.9 million and an increase in cost of sales of approximately $4.6 million, for an aggregate charge of approximately $13.5 million.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard was to become effective for annual and interim periods in fiscal years beginning after December 15, 2016. In April 2015, the FASB proposed deferring the effective date of ASU 2014-09 for one year, and proposed some modifications to the original provisions. On July 9, 2015, the one year deferral of the effective date was approved, and as such ASU 2014-09 is effective for our first quarter of fiscal year 2018 using either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting. The other modifications to the original proposals are still pending.

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The updated accounting guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, rather than as a deferred asset.

In February of 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and nonlease components in a contract in accordance with the new revenue guidance in ASU 2014-09. The updated guidance is effective for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the effect on its consolidated financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

2.     stock-based compensation

The Company accounts for compensation expense associated with stock options and restricted stock units (“RSUs”) based on the fair value of the options and units on the date of grant.

The Company’s net income (loss) for the three months ended March 31, 2016 and 2015 includes approximately $273,000 and $273,000, respectively, of non-cash compensation expense related to the Company’s stock compensation grants. On January 1, 2016, the Company granted 53,882 RSUs to its board of directors as partial compensation for the 2016 year. On January 1, 2015, the Company granted 51,349 RSUs to its board of directors as partial compensation for the 2015 year. RSUs vest straight line on a quarterly basis over a one year period. The non-cash compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.

The estimated fair value of each RSU granted was determined based on the fair market value of the Company’s common stock on the date of grant.

A summary of the status of the Company’s stock option plans as of March 31, 2016 and changes during the three months ended March 31, 2016 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of period	269,983	$11.29
Forfeited	(55,000)	15.27
Outstanding and vested at end of period	214,983	$10.27	1.84	$40,049

During the three months ended March 31, 2016, no stock options were granted or exercised.

The intrinsic value of all options exercised during the three months ended March 31, 2015 was approximately $230,500.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

In March 2012, the Company entered into interest rate swaps with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt. The notional amount, maturity date, and currency of these contracts match those of the underlying debt. The Company has designated these interest rate swap contracts as cash flow hedges. The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item. No material ineffectiveness was recognized in the quarter ended March 31, 2016. The interest rate swap contract was terminated as of March 24, 2016. The Company paid approximately $4,000 at termination to settle the swap contract. As of December 31, 2015, we had a net deferred loss associated with cash flow hedges of approximately $4,500 due to the interest rate swap, which was included in Other Liabilities.

Fair Value

At March 31, 2016 and December 31, 2015, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	March 31, 2016
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$31,228,152	$31,228,152

	December 31, 2015
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$25,195,452	$25,195,452

We estimated the fair value of debt using market quotes and calculations based on market rates.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the fair values of those financial liabilities measured on a recurring basis as of December 31, 2015:

		Fair Value Measurements December 31, 2015
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$4,453	--	$4,453	--
Total	$4,453	--	$4,453	--

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	March 31, 2016
	U.S Government	Commercial	Total

Costs incurred on uncompleted Contracts	$365,420,922	$131,723,458	$497,144,380
Estimated earnings	49,232,922	51,232,036	100,464,958
Sub-total	414,653,844	182,955,494	597,609,338
Less billings to date	367,009,811	137,787,467	504,797,278

Costs and estimated earnings in excess of billings on uncompleted contracts	$47,644,033	$45,168,027	$92,812,060

	December 31, 2015
	U.S. Government	Commercial	Total
Costs incurred on uncompleted Contracts	$349,458,368	$123,078,356	$472,536,724
Estimated earnings	62,718,792	49,539,299	112,258,091
Sub-total	412,177,160	172,617,655	584,794,815
Less billings to date	353,601,903	128,745,963	482,347,866
Costs and estimated earnings in excess of billings on uncompleted contracts	$58,575,257	$43,871,692	$102,446,949

The above amounts are included in the accompanying balance sheets under the following captions at March

31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Costs and estimated earnings in excess of billings on uncompleted contracts	$92,884,034	$102,622,387
Billings in excess of costs and estimated earnings on uncompleted contracts	(71,974)	(175,438)

Totals	$92,812,060	$102,446,949

U.S. Government Contracts includes contracts directly with the U.S. Government and Government subcontracts.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the three months ended March 31, 2016, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $1,320,000 from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in prior years. Excluding the effect of the A-10 contract, during the three months ended March 31, 2015, the effect of such revisions was immaterial.

Although management believes it has established adequate procedures for estimating costs to uncompleted open contracts, it is possible that additional significant costs could occur on contracts prior to completion.

5.	income (Loss) PER COMMON SHARE

Basic income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per common share for the three month periods ended March 31, 2016 and 2015 is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, as well as unvested RSUs. No incremental shares were used in the calculation of diluted income per common share in the three month period ended March 31, 2016, as the effect of incremental shares would be anti-dilutive. Incremental shares of 169,916 were used in the calculation of diluted income per common share in the three months ended March 31, 2015. Incremental shares of 125,067 were not used in the calculation of diluted income per common share in the three month period ended March 31, 2015, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.

6.	Line of credit

On December 5, 2012, the Company entered into an Amended and Restated Credit Agreement (“Restated Agreement”) with Sovereign Bank, now called Santander Bank, N.A. (“Santander”), as the sole arranger, administrative agent and collateral agent and Valley National Bank. The Restated Agreement provided for a revolving credit loan (“Revolving Facility”) commitment of $35 million.

On March 24, 2016, the Company entered into a Credit Agreement with Bank United, N.A. as the sole arranger, administrative agent and collateral agent and Citzens Bank N.A. (the “BankUnited Facility”). The BankUnited Facility provides for a revolving credit loan commitment of $30 million (the “Revolving Loan”) and a $10 million term loan (“Term Loan”).  The proceeds of the BankUnited Facility were used to pay off all amounts outstanding under the Santander Term Loan and the Revolving Facility.  The Revolving Loan bears interest at a rate based upon a pricing grid, as defined in the agreement.

As of March 31, 2016, the Company was not in compliance with the net profit, Debt Service Coverage, and Leverage Coverage Ratio financial covenants contained in the BankUnited Facility, which non-compliance has been waived (the “Wavier”) by the banks. On May 9, 2016 the Company entered into an amendment (the “Amendment”) to the BankUnited Facility which, among other things, provided for the Waiver. In addition, the Amendment changes the definition of EBITDA for the Leverage Coverage Ratio Covenant for the remainder of 2016 and changes the maximum leverage ratio from 3 to 1 to 3.5 to 1 for the quarters ending June 30, 2016 and September 30, 2016. Also, the Amendment increased the interest rate on the BankUnited Facility by 50 basis points and requires the repayment of a portion of the Term Loan if and to the extent that the Company receives any contract reimbursement payments from its current REA with Boeing on the A-10 program.

As of March 31, 2016, the Company had $20.7 million outstanding under the Revolving Loan bearing interest at 3.50%.

The BankUnited Revolving Facility is secured by all of our assets.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

7.     LONG-TERM DEBT

On March 9, 2012, the Company obtained a $4.5 million term loan from Santander to be amortized over five years (the “Santander Term Facility”). The Santander Term Facility was used to purchase tooling and equipment for new programs.

Additionally, the Company and Santander Bank entered into a five year interest rate swap agreement, in the notional amount of $4.5 million. Under the interest rate swap, the Company pays an amount to Santander Bank representing interest on the notional amount at a fixed rate of 4.11% and receives an amount from Santander Bank representing interest on the notional amount of a rate equal to the one-month LIBOR plus 3%. The effect of this interest rate swap was the Company paying a fixed interest rate of 4.11% over the term of the Santander Term Facility.

The Santander interest swap agreement was terminated and the Santander Term Facility was paid off on March 24, 2016 using the proceeds of the BankUnited Facility. (See Note 6)

The Company paid approximately $154,000 of debt issuance costs, of which approximately $115,000 is included in other current assets and $39,000 is a reduction of long-term debt.

The Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the agreement, which matures on March 31, 2019. The maturities of the term loan are included in the maturities of long-term debt.

The maturities of long-term debt (excluding unamortized debt issuance costs) are as follows:

Twelve months ending March 31,
2017	$641,919
2018	1,614,170
2019	1,928,401
2020	6,249,667
Thereafter	55,310
$10,489,467

In addition to the Term Loan, included in long-term debt are capital leases and notes payable of $489,467, including a current portion of $141,919.

8.     MAJOR CUSTOMERS

During the three months ended March 31, 2016, the Company’s three largest commercial customers accounted for 33%, 28% and 12% of revenue, respectively. During the three months ended March 31, 2015, the Company’s three largest commercial customers accounted for 21%, 19% and 15% of revenue, respectively. In addition, during the three months ended March 31, 2016 and 2015, 0.00% and 0.6%, respectively, of revenue was directly from the U.S. Government.

At March 31, 2016, 28%, 27%, 14% and 10% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from the Company’s four largest commercial customers. At December 31, 2015, 26%, 23%, 13% and 11% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from the Company’s four largest commercial customers.

At March 31, 2016 and December 31, 2015, 1.2% and 1.0%, respectively, of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were directly from the U.S. Government.

At March 31, 2016, 25%, 22% and 16% of our accounts receivable were from our three largest commercial customers. At December 31, 2015, 30%, 18% and 16% of accounts receivable were from our three largest commercial customers.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Condensed Financial Statements and notes thereto contained in this report.

Forward Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015 and Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Marketing and New Business

From the beginning of the current fiscal year through March 31, 2016, we received approximately $14.1 million of new contract awards compared to $16.2 million in the same period of 2015. Through March 31, 2016, we received $0.5 million in prime contracts directly from the US Government compared to $5.6 in the same period of 2015. We received $1.9 million in government subcontracts awards through the three month period ended March 31, 2016 compared to $1.9 during the same period in 2015. Finally, through March 31, 2016 we have received $11.7 million in commercial subcontract awards as compared to $8.7 million of commercial subcontracts in the same period in 2015.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our total backlog as of March 31, 2016 and December 31, 2015 was as follows:

Backlog (Total)	March 31, 2016	December 31, 2015
Funded	$103,984,000	$101,145,000
Unfunded	303,435,000	286,171,000
Total	$407,419,000	$387,316,000

Approximately 74% of the total amount of our backlog at March 31, 2016 was attributable to government contracts. Our backlog attributable to government contracts at March 31, 2016 and December 31, 2015 was as follows:

Backlog (Government)	March 31, 2016	December 31, 2015
Funded	$96,304,000	$95,048,000
Unfunded	204,627,000	181,826,000
Total	$300,931,000	$276,874,000

Our backlog attributable to commercial contracts at March 31, 2016 and December 31, 2015 was as follows:

Backlog (Commercial)	March 31, 2016	December 31, 2015
Funded	$7,680,000	$6,097,000
Unfunded	98,808,000	104,345,000
Total	$106,488,000	$110,442,000

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

Item2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with U.S. GAAP. We also are disclosing and discuss certain non-GAAP financial measures in our public releases. The non-GAAP financial measures that we disclose are adjusted earnings (arrived at by eliminating the Company's A-10 Program with Boeing from reported results) Adjusted earnings is a key metric that we have used in evaluating our financial performance. Adjusted earnings is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider adjusted earnings important in evaluating our financial performance on a consistent basis across various periods. Due to the significance of the non-cash and non-recurring change in estimate recognized in the three months ended March 31, 2016, adjusted earnings enables the Company's Board of Directors and management to monitor and evaluate the business on a consistent basis. We use adjusted earnings as a measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating decisions and investments. The presentation of adjusted earnings should not be construed as an inference that the Company’s future results will be unaffected by unusual or non-recurring items or by non-cash items, such as changes in estimates. This non-GAAP measures should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

Revenue

Revenue for the three months ended March 31, 2016 was $12,670,032 compared to $19,876,566 for the same period last year, a decrease of $7,206,534 or 36.3%.

In June 2014, the Company concluded that the long term future of the A-10 was uncertain when the U.S. Department of Defense released its 2015 Budget Request that called for the retirement of the entire A-10 fleet. In addition, the Company estimated that the A-10 program would be terminated prior to the completion of the Company’s orders, which was through ship set 173 instead of the expected 242 ship sets that the contract initially permitted. At that time the Company recorded a change in estimate which reduced the estimated revenue on the program to about 41% of the original estimate. The adjustment aggregated approximately $47.7 million.

From June 2014 through December 2015 the Company revised estimates, based on the best available information each quarter, to properly account for the program. The Company's estimate in March 2015 assumed that the program would be canceled at approximately 135 ship sets. In addition to revenue earned based on parts shipped, the Company would be entitled to compensation upon early termination of the program ("Termination Liability") for certain costs incurred. The amount of Termination Liability varies based on exactly when the program is canceled and the amount of costs incurred through the date of termination. In June and September 2015, the Company estimated costs based on the best information available at each period and made adjustments as needed, including deferring certain costs based on the Termination Liability.

During the three months ended March 31, 2016, and prior to the filing of the Company’s Form 10-K for the year ended December 31, 2015, the Company had information that the United States Air Force ("USAF") was intending to increase the number of ship sets on order for the A-10. Because of the expectation that the USAF would increase its orders, the Company projected that its current order of A-l0 parts would not be cancelled before ship set 173. An increase in the number of ship sets on order would improve the Company’s estimated gross margin on the overall program. In the December 31, 2015 financial statements the Company did not alter gross margin of the program for this potential order, as Company couldn’t determine if the realization of the new order was probable and that the improved margin would be realized.

In April 2016, the Company became aware that the USAF had reevaluated its position and as such had deferred any decision regarding increasing the orders on the A-10 program. These changes in position by the USAF were supported by communications from Boeing, the Company’s customer.

Based on the above facts, the Company believes that, it is not probable that there will be any future orders on the A-10 beyond the 173 currently on order. As a result of the information that management became aware of in April 2016, for the quarter ended March 31, 2016 the Company estimated that the A-10 program would run through the conclusion of its current purchase order with Boeing at ship set number 173. There is no justification for the deferral of any expenses incurred or expected to be incurred related to the contract under POC or any authoritative guidance in GAAP, nor is there any justification of increasing estimated revenue on the program as the recovery of such amounts is not deemed probable. The change in estimate resulted in a reduction of revenue of approximately $8.9 million in the quarter ended March 31, 2016.

Revenue from commercial subcontracts was $10,581,948 for the three months ended March 31, 2016 compared to $9,223,262 for the three months ended March 31, 2015, an increase of $1,358,685 or 14.7%. This increase is the result of increased production on our Embraer and Honda programs.

Inflation historically has not had a material effect on our operations.

Cost of sales

Cost of sales for the three months ended March 31, 2016 and 2015 was $24,309,136 and $16,274,495, respectively, an increase of $8,034,641 or 49.4%. The change in estimate on the A-10 program, described above, resulted in an increase in cost of sales of approximately $4.6 million.

The components of the cost of sales were as follows:

	Three months ended
	March 31, 2016	March 31, 2015

Procurement	$13,302,533	$9,714,311
Labor	2,294,461	2,247,410
Factory Overhead	4,181,376	4,081,335
Other contract costs (provision for contract loss)	4,530,766	231,439

Cost of Sales	$24,309,136	$16,274,495

Item2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other contract costs for the three months ended March 31, 2016 was $4,530,766 compared to $231,439, an increase of $4,299,327. Other contract costs relate to expenses recognized for changes in estimates and expenses predominately associated with loss contracts. Other contract costs are comprised predominantly of charges related to the change in estimate on the A-10 program.

Procurement for the three months ended March 31, 2016 was $13,302,533 compared to $9,714,311, an increase of $3,588,222 or 36.9%. This increase is predominately the result of purchasing on the Company’s E-2D program, as we prepare to perform on our new multiyear order.

Labor costs for the three months ended March 31, 2016 was $2,294,461 compared to $2,247,410, an increase of $47,051 or 2.1%. This increase is due to more direct touch employees needed to support increasing delivery volume in 2016 compared to 2015, specifically on our Embraer and Honda programs.

Factory overhead for the three months ended March 31, 2016 was $4,181,376 compared to $4,081,335, an increase of $100,041 or 2.5%. This increase is predominately the result of an increase in indirect labor.

Gross Profit (Loss)

Gross profit (loss) for the three months ended March 31, 2016 was a loss of $11,639,104 compared to a profit of $3,602,071 for the three months ended March 31, 2015, a decrease of $15,241,175, predominately the result of the change in estimate on the A-10 program.

Favorable/Unfavorable Adjustments to Gross Profit (Loss)

During the three months ended March 31, 2016 and 2015, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in decreases in total gross profit as follows:

	Three months ended
	March 31, 2016	March 31, 2015

Favorable adjustments	$121,000	$170,000
Unfavorable adjustments	(1,441,000)	(498,000)
Net adjustments	$(1,320,000)	$(328,000)

During the three months ended March 31, 2016 we had one contract which had an approximately $250,000 unfavorable adjustment caused by excess labor and procurement costs due to difficulty in the manufacturing process. In addition, we had an approximate $172,000 unfavorable adjustment on one contract that was canceled by the government. Also, we had 3 contracts that each had between $150,000 and $180,000 (cumulatively $504,000) of unfavorable adjustments caused by excess labor costs incurred.

In addition to the above mentioned unfavorable adjustments, we had the unfavorable adjustment of approximately $13.5 million related to the A-10 program described previously.

We had no individually material adjustments in the three months ended March 31, 2015.

Item2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2016 were $2,720,383 compared to $2,019,365 for the three months ended March 31, 2015, an increase of $701,008, or 34.7%. This increase was predominately the result of an approximately $239,000 increase in accounting and legal fees related to the extended 2015 audit process and an executive compensation study. Additionally, we recorded a $395,000 reserve for disputed accounts receivables with various customers.

Income (Loss) Before Provision for (Benefit from) Income Taxes

Loss before benefit from income taxes for the three months ended March 31, 2016 was $14,635,220 compared to income before provision of income taxes of $1,368,120 for the same period last year, a decrease of $16,003,340, predominately the result of the change in estimate on the A-10 program.

Provision for (Benefit from) Income Taxes

Benefit for income taxes was $5,415,000 for the three months ended March 31, 2016, compared to provision for income taxes of $440,000 for the three months ended March 31, 2016. The benefit for income taxes recognized in the three months end March 31, 2016 resulted in the booking of a deferred tax asset which will be reduced in each subsequent quarter as the Company anticipates pre-tax income each quarter. Any remaining amount at December 31, 2016 will be available to offset future income. The effective tax rate at March 31, 2015 was 37.0%. Our historical tax rates have been below the federal statutory rate because of the effect of permanent differences between book and tax deductions, predominately the R&D tax credit and the domestic production activity deduction. Beginning at December 31, 2015, the we began to accrue taxes in states where were previously did not have nexus. This has increased the effective tax rate to between 35%-37%.

Item2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Income (Loss)

Net income (loss) for the three months ended March 31, 2016 was a loss of $9,220,220 or $1.07 per basic share, compared to net income of $928,120 or $0.11 per basic share, for the same period last year. Basic and diluted income per share for the three months ended March 31, 2016 were the same as effects of outstanding options would be anti-dilutive. This compares to diluted income per share of $0.11 for the three months ended March 31, 2015 calculated utilizing 8,594,479 average shares outstanding.

Adjusted Earnings

On an as adjusted basis, which excludes the impact of the A-10 program on the Company’s financial performance for both time periods, revenue for the 2016 first quarter was $19.5 million compared with $15.7 million for the 2015 first quarter. Gross profit was $3.7 million for the first quarter of 2016, versus $3.6 million for the 2015 first quarter. Net income for the 2016 first quarter was $0.41 million, or $0.05 per diluted share, compared with $0.94 million, or $0.11 per diluted share, in the 2015 first quarter.

	For the Three Months Ended March 31, 2016
	GAAP		Adjusted
	as Reported	Adjustments	Earnings

Revenues	$12,670,032	$6,820,981	$19,491,013
Cost of sales	24,309,136	(8,470,714)	15,838,422
Gross profit	(11,639,104)	15,291,695	3,652,591
Selling, general and administrative exp	2,720,383		2,720,383
Income from operations	(14,359,487)	15,291,695	932,208
Other income (expense), net
Interest expense	275,733		275,733
Income before provision for income taxes	(14,635,220)	15,291,695	656,475
Provision for income taxes	(5,415,000)	5,658,000	243,000
Net income (loss)	$(9,220,220)	$9,633,695	$413,475
Diluted Earnings per share	$(1.07)		$0.05

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

	For the Three Months Ended March 31, 2015
	GAAP		Adjusted
	as Reported	Adjustments	Earnings

Revenues	$19,876,566	$(4,225,533)	$15,651,033
Cost of sales	16,274,495	(4,238,510)	12,035,985
Gross profit	3,602,071	12,977	3,615,048
Selling, general and administrative exp	2,019,365		2,019,365
Income from operations	1,582,706	12,977	1,595,683
Other income (expense), net
Interest expense	214,586		214,586
Income before provision for income taxes	1,368,120	12,977	1,381,097
Provision for income taxes	440,000	2,000	442,000
Net income (loss)	$928,120	$10,977	$939,097
Diluted Earnings per share	$0.11		$0.11

Liquidity and Capital Resources

General

At March 31, 2016, we had working capital of $62,008,424 compared to $67,292,917 at December 31, 2015, a decrease of $5,284,493 or 7.8%.

Cash Flow

A large portion of our cash flow is used to pay for materials and processing costs associated with contracts that are in process and which do not provide for progress payments. Costs for which we are not able to bill on a progress basis are components of “Costs and estimated earnings in excess of billings on uncompleted contracts” on our condensed balance sheets and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms.

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

At March 31, 2016, we had a cash balance of $824,347 compared to $1,002,023 at December 31, 2015.

Our costs and estimated earnings in excess of billings decreased by approximately $9.7 million during the three months ended March 31, 2016, predominately the result of the change in estimate on the A-10 program.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Facilities

Line of Credit

On March 24, 2016, the Company entered into a Credit Agreement with Bank United, N.A. as the sole arranger, administrative agent and collateral agent and Citzens Bank, N.A. (the “BankUnited Facility”) The BankUnited Facility provides for a revolving credit loan commitment of $30 million (the “Revolving Loan”) and a $10 million term loan (“Term Loan”).  The proceeds of the BankUnited Facility were used to pay off all amounts outstanding under the Santander Term Loan and the Revolving Facility.  The Revolving Loan bears interest at a rate based upon a pricing grid, as defined in the agreement.

As of March 31, 2016, the Company was not in compliance with the net profit, Debt Service Coverage, and Leverage Coverage Ratio financial covenants contained in the BankUnited Facility, which non-compliance has been waived (the “Wavier”) by the banks. On May 9, 2016 the Company entered into an amendment (the “Amendment”) to the BankUnited Facility which, among other things, provided for the Waiver. In addition, the Amendment changes the definition of EBITDA for the Leverage Coverage Ratio Covenant for the remainder of 2016 and changes the maximum leverage ratio from 3 to 1 to 3.5 to 1 for the quarters ending June 30, 2016 and September 30, 2016. Also, the Amendment increased the interest rate on the BankUnited Facility by 50 basis points and requires the repayment of a portion of the Term Loan if and to the extent that the Company receives any contract reimbursement payments from its current REA with Boeing on the A-10 program.

As of March 31, 2016, the Company had $20.7 million outstanding under the Revolving Loan bearing interest at 3.50%.

The BankUnited Revolving Facility is secured by all of our assets.

Term Loan

On March 9, 2012, the Company obtained a $4.5 million term loan from Santander to be amortized over five years (the “Santander Term Facility”). Santander Term Facility was used to purchase tooling and equipment for new programs.

Additionally, the Company and Santander Bank entered into a five year interest rate swap agreement, in the notional amount of $4.5 million. Under the interest rate swap, the Company pays an amount to Santander Bank representing interest on the notional amount at a fixed rate of 4.11% and receives an amount from Santander Bank representing interest on the notional amount of a rate equal to the one-month LIBOR plus 3%. The effect of this interest rate swap was the Company paying a fixed interest rate of 4.11% over the term of the Santander Term Facility.

The Santander interest swap agreement was terminated and the Santander Term Facility paid off on March 24, 2016 using the proceeds of the BankUnited Facility.

The Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the agreement, which matures on March 31, 2019. The maturities of the Term Loan are included in the maturities of long-term debt

Contractual Obligations

For information concerning our contractual obligations, see “Contractual Obligations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016. Based on this evaluation and considering the material weakness in internal control over financial reporting described below relating to the recognition of revenue related to a request for equitable adjustment, we concluded as of March 31, 2016 that our disclosure controls and procedures were not effective at the reasonable assurance level.

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness was identified as of December 31, 2015 and still exists as of March 31, 2016. Due to an ongoing negotiation with one customer, the Company submitted a request for equitable adjustment (“REA”) on a contract, as allowed under the contract. During the fourth quarter of 2015, the Company initially concluded that it had sufficient documentation to recognize revenue based upon the REA. After further evaluation, management concluded that it did not have sufficient documentation to record such revenue and therefore its review controls over this REA were not adequate. Management has already implemented practices and procedures to address the foregoing material weakness, including more timely reviews of infrequently occurring transactions, such as an REA. Additionally, the Company has undertaken a process to increase the size and technical expertise of its accounting staff to evaluate such transactions in the future on a more timely basis. Although the Company has undertaken a process to remediate the material weakness described above, we have not yet concluded our process changes.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II: Other Information

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

Material risks related to our business, financial condition and results of operations are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 28, 2016.  There have been no material changes to such risk factors.  The risk factors disclosed in our Annual Report should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities for the three months ended March 31, 2016.

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
Exhibit 101

The following financial information from CPI Aerostructures, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheet, (ii) the Condensed Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Statement of Shareholder's Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to the Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: May 10, 2016	By.	/s/ Douglas J. McCrosson
Douglas J. McCrosson
Chief Executive Officer and President

Dated: May 10, 2016	By.	/s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer (Principal Accounting Officer)