Form 10-Q
period 2016-06-30
CPI AEROSTRUCTURES INC
filed 2016-08-08
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 2, 2016 the number of shares of common stock, par value $.001 per share, outstanding was 8,623,923.

INDEX

Part I - Financial Information

Part I - Financial Information

Item 1 – Condensed Financial Statements

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash	$813,806	$1,002,023
Accounts receivable, net of allowance for doubtful accounts of $470,748 as of June 30, 2016 and $75,000 as of December 31, 2015	9,711,238	7,665,837
Costs and estimated earnings in excess of billings on uncompleted
contracts	93,990,022	102,622,387
Prepaid expenses and other current assets	1,359,022	1,065,473

Total current assets	105,874,088	112,355,720

Property and equipment, net	2,296,753	2,358,736
Deferred income taxes	6,297,000	1,890,000
Other assets	213,856	108,080
Total Assets	$114,681,697	$116,712,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,660,863	$18,379,469
Accrued expenses	1,119,775	1,057,682
Billings in excess of costs and estimated earnings on uncompleted
contracts	378,177	175,438
Current portion of long-term debt Contract loss	795,554 3,540,060	1,011,491 549,723
Line of credit	22,438,685	23,700,000
Income tax payable	23,971	189,000

Total current liabilities	40,957,085	45,062,803

Long-term debt, net of current portion	9,532,189	483,961
Other liabilities	745,387	633,663

Total Liabilities	51,234,661	46,180,427

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares,
8,610,453 and 8,583,511 shares, respectively,
issued and outstanding	8,610	8,584
Additional paid-in capital	52,552,408	52,137,384
Retained earnings	10,959,954	18,389,594
Accumulated other comprehensive loss	(73,936)	(3,453)
Total Shareholders’ Equity	63,447,036	70,532,109
Total Liabilities and Shareholders’ Equity	$114,681,697	$116,712,536

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Revenue	$22,280,964	$21,944,320	$34,950,997	$41,820,886
Cost of sales	17,246,963	18,095,951	41,556,100	34,370,446

Gross profit (loss)	5,034,001	3,848,369	(6,605,103)	7,450,440
Selling, general and administrative expenses	1,868,787	2,049,793	4,589,170	4,069,159
Income (loss) from operations	3,165,214	1,798,576	(11,194,273)	3,381,281
Interest expense	323,634	270,468	599,367	485,053

Income (loss) before provision for (benefit from) income taxes	2,841,580	1,528,108	(11,793,640)	2,896,228

Provision for (benefit from) income taxes	1,051,000	538,000	(4,364,000)	978,000

Net income (loss)	1,790,580	990,108	(7,429,640)	1,918,228

Other comprehensive income (loss) net of tax -
Change in unrealized loss -
interest rate swap	(73,936)	1,637	(70,483)	2,644

Comprehensive income (loss)	$(1,716,644)	$991,745	$(7,500,123)	$1,920,872

Income (loss) per common share – basic	$0.21	$0.12	$(0.86)	$0.22

Income (loss) per common share – diluted	$0.21	$0.12	$(0.86)	$0.22

Shares used in computing income (loss) per common share:
Basic	8,610,453	8,551,578	8,603,495	8,534,395
Diluted	8,637,393	8,609,693	8,603,495	8,595,848

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance at January 1, 2015	8,500,555	$8,501	$51,440,770	$13,373,601	$(9,716)	$64,813,156
Net income	—	—	—	1,918,228	—	1,918,228
Change in unrealized loss from interest rate swap	—	—	—	—	2,644	2,644
Common stock issued upon exercise of options	25,352	26	79,974	—	—	80,000
Tax benefit of stock option exercise	—	—	33,000	—	—	33,000
Stock-based compensation expense	25,671	25	415,010	—	—	415,035
Balance at June 30, 2015	8,551,578	$8,552	$51,968,754	$15,291,829	$(7,072)	$67,262,063

Balance at January 1, 2016	8,583,511	$8,584	$52,137,384	$18,389,594	$(3,453)	$70,532,109
Net loss	—	—	—	(7,429,640)	—	(7,429,640)
Loss on settlement and reclassification into earnings	—	—	—	—	3,453	3,453
Change in unrealized loss from interest rate swap	—	—	—	—	(73,936)	(73,936)
Stock-based compensation expense	26,942	25	415,025	—	—	415,050
Balance at June 30, 2016	8,610,453	$8,609	$52,552,409	$10,959,954	$(73,936)	$63,447,036

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended June 30,	2016	2015
Cash flows from operating activities:
Net income (loss)	$(7,429,640)	$1,918,228
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	388,311	411,937
Deferred rent	3,432	23,008
Stock-based compensation	415,050	415,035
Bad debt expense	395,749	—
Deferred income taxes	(4,364,000)	566,956
Tax benefit from stock option plans	—	(33,000)
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,441,150)	(1,103,771)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	8,632,365	(11,128,117)
Increase in prepaid expenses and other assets	(293,549)	(174,359)
Increase (decrease) in accounts payable and accrued expenses	(5,653,060)	2,103,957
Increase in billings in excess of costs and estimated earnings on uncompleted contracts	202,739	(95,988)
Increase in accrued losses on uncompleted contracts	2,990,337	1,345,336
Taxes refunded	—	8,133,433
Increase (decrease) in income taxes payable	(173,673)	46,525

Net cash provided by (used in) operating activities	(7,327,089)	2,429,180

Cash used in investing activities - purchase of plant and equipment	(93,753)	(105,442)

Cash flows from financing activities:
Payments on long-term debt	(1,352,204)	(502,954)
Proceeds from long-term debt	10,000,000
Proceeds from line of credit	28,238,685	6,000,000
Payments on line of credit	(29,500,000)	(8,650,000)
Debt issue costs paid	(153,856)	—
Proceeds from exercise of stock options	—	80,000
Tax benefit from stock option plans	—	33,000

Net cash provided by (used in) financing activities	7,232,625	(3,039,954)

Net decrease in cash	(188,217)	(716,216)
Cash at beginning of period	1,002,023	1,504,907

Cash at end of period	$813,806	$788,691
Supplemental disclosures of cash flow information: Noncash investing and financing activities:
Equipment acquired under capital lease	$232,575	$116,184

Cash paid during the period for:
Interest	$411,883	$470,871
Income taxes	$201,932	$29

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.      INTERIM FINANCIAL STATEMENTS

The condensed financial statements of CPI Aerostructures, Inc. (the “Company”) as of June 30, 2016 and for the three months and six months ended June 30, 2016 and 2015 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

The Company maintains its cash in four financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation.  From time to time, the Company’s balances may exceed these limits.  As of June 30, 2016, the Company had $369,073 of uninsured balances.  The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

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

In June 2014, the Company concluded that the long term future of the A-10 was uncertain when the U.S. Department of Defense released its 2015 Budget Request that called for the retirement of the entire A-10 fleet. In addition, the Company estimated that the A-10 program would be terminated prior to the completion of the Company’s orders, which was through ship set 173 instead of the expected 242 ship sets that the contract initially permitted. At that time the Company recorded a change in estimate which reduced the estimated revenue on the program to about 41% of the original estimate. The adjustment aggregated approximately $47.7 million. From June 2014 through December 2015 the Company revised estimates, based on the best available information each quarter, to properly account for the program. The Company’s estimate in March 2015 assumed that the program would be canceled at approximately 135 ship sets. In addition to revenue earned based on parts shipped, the Company would be entitled to compensation upon early termination of the program (“Termination Liability”) for certain costs incurred. The amount of Termination Liability varies based on exactly when the program is canceled and the amount of costs incurred through the date of termination. In June and September 2015, the Company estimated costs based on the best information available at each period and made adjustments as needed, including deferring certain costs based on the Termination Liability. During the three months ended March 31, 2016, and prior to the filing of the Company’s Form 10-K for the year ended December 31, 2015, the Company had information that the United States Air Force (“USAF”) was intending to increase the number of ship sets on order for the A-10. Because of the expectation that the USAF would increase its orders, the Company projected that its current order of A-l0 parts would not be cancelled before ship set 173. An increase in the number of ship sets on order would improve the Company’s estimated gross margin on the overall program. In the December 31, 2015 financial statements the Company did not adjust gross margin of the program for this potential order, as Company couldn’t determine if the realization of the new order was probable and that the improved margin would be realized.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard was to become effective for annual and interim periods in fiscal years beginning after December 15, 2016. In April 2015, the FASB proposed deferring the effective date of ASU 2014-09 for one year, and proposed some modifications to the original provisions. On July 9, 2015, the one year deferral of the effective date was approved, and as such ASU 2014-09 is effective for our first quarter of fiscal year 2018 using either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting. The other modifications to the original proposals are still pending.

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

The Company’s net income (loss) for each of the six months ended June 30, 2016 and 2015 includes approximately $415,000, of non-cash compensation expense related to the Company’s stock compensation grants. On January 1, 2016, the Company granted 53,882 RSUs to its board of directors as partial compensation for the 2016 year. On January 1, 2015, the Company granted 51,349 RSUs to its board of directors as partial compensation for the 2015 year. RSUs vest straight line on a quarterly basis over a one year period. The non-cash compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.

The estimated fair value of each RSU granted was determined based on the fair market value of the Company’s common stock on the date of grant.

A summary of the status of the Company’s stock option plans as of June 30, 2016 and changes during the six months ended June 30, 2016 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of period	269,983	$11.29
Forfeited	(55,000)	15.27
Outstanding and vested at end of period	214,983	$10.27	1.59	$40,049

During the six months ended June 30, 2016, no stock options were granted or exercised.

The intrinsic value of all options exercised during the six months ended June 30, 2015 was approximately $230,500.

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

In May 2016, the Company entered into a new interest rate swap with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt. The notional amount, maturity date, and currency of this contract match those of the underlying debt. The Company has designated this interest rate swap contract as a cash flow hedge. The Company measures ineffectiveness by comparing the cumulative change in the forward contract with the cumulative change in the hedged item. As of June 30, 2016, we had a net deferred loss associated with cash flow hedges of approximately $116,900 due to the interest rate swap, which was included in Other Liabilities.

As of December 31, 2015, we had a net deferred loss associated with cash flow hedges of approximately $4,500 due to the interest rate swap, which was included in Other Liabilities.

Fair Value

At June 30, 2016 and December 31, 2015, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	June 30, 2016
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$32,801,687	$32,801,687

	December 31, 2015
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$25,195,452	$25,195,452

We estimated the fair value of debt using market quotes and calculations based on market rates.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the fair values of those financial liabilities measured on a recurring basis as of June 30, 2016 and December 31, 2015:

		Fair Value Measurements June 30, 2016
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$116,936	—	$116,936	—
Total	$116,936	—	$116,936	—

		Fair Value Measurements December 31, 2015
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$4,453	—	$4,453	—
Total	$4,453	—	$4,453	—

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

4.      COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	June 30, 2016
	U.S.
	Government	Commercial	Total

Costs incurred on uncompleted Contracts	$371,414,845	$139,315,072	$510,729,917
Estimated earnings	55,185,377	53,583,053	108,768,430
Sub-total	426,600,222	192,898,125	619,498,347

Less billings to date	377,641,991	148,244,511	525,886,502
Costs and estimated earnings in excess of billings on uncompleted contracts	$48,958,231	$44,653,614	$93,611,845

	December 31, 2015
	U.S.
	Government	Commercial	Total

Costs incurred on uncompleted Contracts	$349,458,368	$123,078,356	$472,536,724
Estimated earnings	62,718,792	49,539,299	112,258,091
Sub-total	412,177,160	172,617,655	584,794,815
Less billings to date	353,601,903	128,745,963	482,347,866
Costs and estimated earnings in excess of billings on uncompleted contracts	$58,575,257	$43,871,692	$102,446,949

The above amounts are included in the accompanying balance sheets under the following captions at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Costs and estimated earnings in excess of billings on uncompleted contracts	$93,990,022	$102,622,387
Billings in excess of costs and estimated earnings on uncompleted contracts	(378,177)	(175,438)

Totals	$93,611,845	$102,446,949

U.S. Government Contracts includes contracts directly with the U.S. Government and Government subcontracts.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the six months ended June 30, 2016, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $1,170,000 from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in prior years, excluding the effect of the A-10 contract. During the six months ended June 30, 2015, the effect of such revisions was a decrease to total gross profit of approximately $170,000.

Although management believes it has established adequate procedures for estimating costs to uncompleted open contracts, it is possible that additional significant costs could occur on contracts prior to completion.

5.	income (Loss) PER COMMON SHARE

Basic income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per common share for the six month periods ended June 30, 2016 and 2015 is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, as well as unvested RSUs. Incremental shares of 26,940 were used in the calculation of diluted income per common share in the three months ended June 30, 2016. Incremental shares of 214,983 were not used in the calculation of diluted income per common share in the three month period ended June 30, 2016, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive. No incremental shares were used in the calculation of diluted income per common share in the six month period ended June 30, 2016, as the effect of incremental shares would be anti-dilutive. Incremental shares of 157,080 were used in the calculation of diluted income per common share in the three months ended June 30, 2015. Incremental share of 163,580 were not used in the calculation of diluted income per common share in the three month period ended June 30, 2015, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive. Incremental shares of 157,080 were used in the calculation of diluted income per common share in the six months ended June 30, 2015. Incremental shares of 163,580 were not used in the calculation of diluted income per common share in the six month period ended June 30, 2015, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.

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

On May 9, 2016 the Company entered into an amendment (the “Amendment”) to the BankUnited Facility. The Amendment changes the definition of EBITDA for the Leverage Coverage Ratio Covenant for the remainder of 2016 and changes the maximum leverage ratio from 3 to 1 to 3.5 to 1 for the quarters ending June 30, 2016 and September 30, 2016. Also, the Amendment increased the interest rate on the BankUnited Facility by 50 basis points and requires the repayment of a portion of the Term Loan if and to the extent that the Company receives any contract reimbursement payments from its current Request for Equitable Adjustment with Boeing on the A-10 program.

As of June 30, 2016, the Company was in compliance with all of the covenants contained in the Restated Agreement, as amended. As of June 30, 2016, the Company had $22.4 million outstanding under the Restated Agreement bearing interest at 4.25%.

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

The Santander interest swap agreement was terminated and the Santander Term Facility was paid off on March 24, 2016 using the proceeds of the BankUnited Facility (see Note 6).

The Company paid approximately $154,000 of debt issuance costs of which approximately $106,000 is included in other current assets and $35,000 is a reduction of long-term debt.

The Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the agreement, which matures on March 31, 2019. The maturities of the Term Loan are included in the maturities of long-term debt.

The maturities of long-term debt (excluding unamortized debt issuance costs) are as follows:

Twelve months ending June 30,
2017	$795,554
2018	1,690,738
2019	7,760,691
2020	79,751
2021	36,268
$10,363,002

In addition to the Term Loan, included in long-term debt are capital leases and notes payable of $446,336, including a current portion of $128,888.

8.      MAJOR CUSTOMERS

During the six months ended June 30, 2016, the Company’s three largest commercial customers accounted for 39%, 30% and 14% of revenue, respectively. During the six months ended June 30, 2015, the Company’s three largest commercial customers accounted for 24%, 19% and 14% of revenue, respectively. In addition, during the six months ended June 30, 2016 and 2015, 0.95% and 0.76%, respectively, of revenue was directly from the U.S. Government.

At June 30, 2016, 28%, 28%, 13% and 10%, respectively, of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from the Company’s four largest commercial customers. At December 31, 2015, 26%, 23%, 13% and 11%, respectively, of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from the Company’s four largest commercial customers.

At June 30, 2016 and December 31, 2015, 1.6% and 1.0%, respectively, of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were directly from the U.S. Government.

At June 30, 2016, 31%, 22% and 13%, respectively, of our accounts receivable were from our three largest commercial customers. At December 31, 2015, 30%, 18% and 16%, respectively, of accounts receivable were from our three largest commercial customers.

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

Marketing and New Business

From the beginning of the current fiscal year through June 30, 2016, we received approximately $19.0 million of new contract awards compared to $16.2 million in the same period of 2015. Through June 30, 2016, we received $3.3 million in prime contracts directly from the U.S. Government compared to $5.6 in the same period of 2015. We received $2.8 million in government subcontracts awards through the six month period ended June 30, 2016 compared to $1.9 during the same period in 2015. Finally, through June 30, 2016, we have received $12.9 million in commercial subcontract awards as compared to $8.7 million of commercial subcontracts in the same period in 2015.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our total backlog as of June 30, 2016 and December 31, 2015 was as follows:

Backlog (Total)	June 30, 2016	December 31, 2015
Funded	$95,694,000	$101,145,000
Unfunded	299,695,000	286,171,000
Total	$395,389,000	$387,316,000

Approximately 74% of the total amount of our backlog at June 30, 2016 was attributable to government contracts. Our backlog attributable to government contracts at June 30, 2016 and December 31, 2015 was as follows:

Backlog (Government)	June 30, 2016	December 31, 2015
Funded	$87,279,000	$95,048,000
Unfunded	204,240,000	181,826,000
Total	$291,519,000	$276,874,000

Our backlog attributable to commercial contracts at June 30, 2016 and December 31, 2015 was as follows:

Backlog (Commercial)	June 30, 2016	December 31, 2015
Funded	$8,415,000	$6,097,000
Unfunded	95,455,000	104,345,000
Total	$103,870,000	$110,442,000

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with U.S. GAAP. We also are disclosing and discuss certain non-GAAP financial measures in our public releases. The non-GAAP financial measures that we disclose are adjusted earnings (arrived at by eliminating the Company’s A-10 Program with Boeing from reported results). Adjusted earnings is a key metric that we have used in evaluating our financial performance. Adjusted earnings is considered a non-GAAP financial measure, as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider adjusted earnings important in evaluating our financial performance on a consistent basis across various periods. Due to the significance of the non-cash and non-recurring changes in estimates recognized in the six months ended June 30, 2016, adjusted earnings enables the Company’s Board of Directors and management to monitor and evaluate the business on a consistent basis. We use adjusted earnings as a measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating decisions and investments. The presentation of adjusted earnings should not be construed as an inference that the Company’s future results will be unaffected by unusual or non-recurring items or by non-cash items, such as changes in estimates. This non-GAAP measure should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

Revenue

Revenue for the three months ended June 30, 2016 was $22,280,964 compared to $21,944,320 for the same period last year, an increase of $336,644 or 1.5%. The increase is predominately the result of an increase in revenue on the Company’s E-2D program as we perform on the multi-year award announced in 2015.

Revenue for the six months ended June 30, 2016 was $34,950,997 compared to $41,820,886 for the same period last year, a decrease of $6,869,889 or 16%. The decrease is predominately the result of the change in estimate on the A-10 program described below.

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

From June 2014 through December 2015 the Company revised estimates, based on the best available information each quarter, to properly account for the program. The Company’s estimate in March 2015 assumed that the program would be canceled at 135 ship sets. In addition to revenue earned based on parts shipped, the Company would be entitled to compensation upon early termination of the program (“Termination Liability”) for certain costs incurred. The amount of Termination Liability varies based on exactly when the program is canceled and the amount of costs incurred through the date of termination. In June and September 2015, the Company estimated costs based on the best information available at each period and made adjustments as needed, including deferring certain costs based on the Termination Liability.

During the three months ended March 31, 2016, and prior to the filing of the Company’s Form 10-K for the year ended December 31, 2015, the Company had information that the United States Air Force (“USAF”) was intending to increase the number of ship sets on order for the A-10. Because of the expectation that the USAF would increase its orders, the Company projected that its current order of A-l0 parts would not be cancelled before ship set 173. An increase in the number of ship sets on order would improve the Company’s estimated gross margin on the overall program. In the December 31, 2015 financial statements, the Company did not alter gross margin of the program for this potential order, as the Company couldn’t determine if the realization of the new order was probable and that the improved margin would be realized.

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

Revenue from commercial subcontracts was $20,524,578 for the six months ended June 30, 2016 compared to $19,816,904 for the six months ended June 30, 2015, an increase of $707,674 or 3.6%. This increase is the result of increased production on our Embraer and Honda programs.

Inflation historically has not had a material effect on our operations.

Cost of sales

Cost of sales for the three months ended June 30, 2016 and 2015 was $17,246,963 and $18,095,951, respectively, a decrease of $848,988 or 4.7%.

Cost of sales for the six months ended June 30, 2016 and 2015 was $41,556,100 and $34,370,446, respectively, an increase of $7,185,654 or 20.9%. The change in estimate on the A-10 program, described above, resulted in an increase in cost of sales of approximately $4.6 million.

The components of the cost of sales were as follows:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Procurement	$12,930,373	$10,807,149	$26,232,905	$20,521,460
Labor	2,035,949	2,278,718	4,330,410	4,526,128
Factory Overhead	3,806,964	3,882,878	7,988,341	7,964,214
Other contract costs	(1,526,323)	1,127,206	3,004,444	1,358,644

Cost of Sales	$17,246,963	$18,095,951	$41,556,100	$34,370,446

Other contract costs for the six months ended June 30, 2016 was $3,004,444 compared to $1,358,644, an increase of $1,645,800. Other contract costs relate to expenses recognized for changes in estimates and expenses predominately associated with loss contracts. Other contract costs are comprised predominantly of charges related to the change in estimate on the A-10 program.

Procurement for the six months ended June 30, 2016 was $26,232,905 compared to $20,521,460, an increase of $5,711,445 or 27.8%. Procurement for the three months ended June 30, 2016, was $12,930,373 compared to $10,807,149, an increase of $2,123,224 or 19.6%. These increases are predominately the result of purchasing on the Company’s E-2D program, as we perform on our new multi-year order.

Labor costs for the six months ended June 30, 2016 was $4,330,410 compared to $4,526,128, a decrease of $195,718 or 4.3%. Labor costs for the three months ended June 30, 2016 was $2,035,949 compared to $2,278,718, a decrease of $242,769 or 10.7%. These decreases are the result of decreases in labor on certain production programs, specifically the E-2D seats and the Cessna Citation X+ which are nearing the end of the current delivery schedules.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit (Loss)

Gross profit (loss) for the six months ended June 30, 2016 was a loss of $6,605,103 compared to a profit of $7,450,440 for the six months ended June 30, 2015, a decrease of $14,055,543 predominately the result of the change in estimate on the A-10 program.

Gross profit for the three months ended June 30, 2016 was $5,034,001 compared to $3,848,369 for the three months ended June 30, 2015, an increase of $1,185,632 predominately the result of a more favorable mix of programs, specifically an increase in the E-2D wing kit program.

Favorable/Unfavorable Adjustments to Gross Profit (Loss)

During the six months ended June 30, 2016 and 2015, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in decreases in total gross profit as follows:

	Six months ended
	June 30, 2016	June 30, 2015

Favorable adjustments	$187,805	$1,048,881
Unfavorable adjustments	(1,359,092)	(1,219,287)
Net adjustments	$(1,171,287)	$(170,406)

During the six months ended June 30, 2016 we had one contract which had an approximately $270,000 unfavorable adjustment caused by excess labor and procurement costs due to difficulty in the manufacturing process. In addition, we had an approximate $159,000 unfavorable adjustment on one contract that was canceled by the government. Also, we had four contracts that each had between $139,000 and $188,000 (cumulatively $654,000) of unfavorable adjustments caused by excess labor costs incurred.

During the six months ended June 30, 2015 we had one contract which had an approximately $800,000 unfavorable adjustment caused by excess labor and procurement costs due to difficulty in the manufacturing process. No other individual favorable or unfavorable changes in estimates for the six months ended June 30, 2015 were material.

In addition to the above mentioned unfavorable adjustments, we had the unfavorable adjustment of approximately $12.2 million related to the A-10 program described previously for the six months ended June 30, 2016.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2016 were $1,868,787 compared to $2,049,793 for the three months ended June 30, 2015, a decrease of $181,006, or 8.8%. This decrease is predominately the result of a $70,000 decrease in accrued officers’ bonus, the result of our financial performance being below amounts required for our officers to receive bonuses, a $60,000 decrease in marketing and advertising expense, related to the timing of the Farnborough Air Show and a $50,000 decrease in bad debt reserve.

Selling, general and administrative expenses for the six months ended June 30, 2016 were $4,589,170 compared to $4,069,159 for the six months ended June 30, 2015, an increase of $520,011, or 12.8%. This increase was predominately the result of an approximately $330,000 increase in accounting and legal fees related mostly to the extended 2015 audit process and an executive compensation study. Additionally, we recorded a $395,000 reserve for disputed accounts receivable with various customers. These increases were offset by a decrease in accrued officers’ bonus of approximately $140,000.

Income (Loss) Before Provision for (Benefit from) Income Taxes

Income before provision for income taxes for the three months ended June 30, 2016 was $2,841,580 compared to $1,528,108 for the same period last year, an increase of $1,313,472. Loss before benefit from income taxes for the six months ended June 30, 2016 was $11,793,640 compared to income before provision of income taxes of $2,896,228 for the same period last year, a decrease of $14,689,868, predominately the result of the change in estimate on the A-10 program.

Provision for (Benefit from) Income Taxes

Provision for income taxes was $1,051,000 for the three months ended June 30, 2016 and benefit from income taxes of $4,364,000 for the six months ended June 30, 2016, compared to provision for income taxes of $538,000 and $978,000 for the three and six months ended June 30, 2015. The benefit from income taxes recognized in the six months ended June 30, 2016, resulted in the booking of a deferred tax asset which will be reduced in each subsequent quarter as the Company anticipates pre-tax income each quarter. Any remaining amount at December 31, 2016 will be available to offset future income. The effective tax rate at June 30, 2015 was 34.0%. Our historical tax rates have been below the federal statutory rate because of the effect of permanent differences between book and tax deductions, predominately the R&D tax credit and the domestic production activity deduction. Beginning at December 31, 2015, we began to accrue taxes in states where we previously had nexus. This has increased the effective tax rate to between 35%-37%.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Income (Loss)

Net income for the three months ended June 30, 2016 was $1,790,580 or $0.21 per basic share, compared to $990,108 or $0.12 per basic share for the same period last year. Net income (loss) for the six months ended June 30, 2016 was a loss of $7,429,640 or $.86 per basic share, compared to net income of $1,918,228 or $0.22 per basic share, for the same period last year. Diluted income per share for the three months ended June 30, 2016 was $0.21, calculated utilizing 8,637,393 average shares outstanding as adjusted for the dilutive effect of outstanding stock options and RSUs. Basic and diluted income per share for the six months ended June 30, 2016 were the same as effects of outstanding options would be anti-dilutive. Diluted income per share for the three months ended June 30, 2015 was $0.12, calculated utilizing 8,609,693 average shares outstanding as adjusted for the dilutive effect of outstanding stock options and RSUs. Diluted income per share of $0.22 for the six months ended June 30, 2015 calculated utilizing 8,595,848 average shares outstanding.

Adjusted Earnings

On an as adjusted basis, which excludes the impact of the A-10 program on the Company’s financial performance for all periods presented, revenue for the three months and six months ended June 30, 2016 was $19.8 million and $39.3 million, respectively, compared with $16.3 million and $31.9 million for the three months and six months ended June 30, 2015, respectively. Gross profit was $5.0 million and $8.7 million for the three months and six months ended June 30, 2016, respectively, compared to $3.8 million and $7.5 million for the three months and six months ended June 30, 2015, respectively. Net income for the three months and six months ended June 30, 2016 was $ 1.8 million and $2.2 million, or $0.21 and $0.26 per diluted share, respectively, compared with $1.0 million and $1.9 million, or $0.12 and $0.22 per diluted share, in the six months ended June 30, 2015, respectively.

	For the six months ended June 30, 2016

	GAAP		Adjusted
	as Reported	Adjustments	Earnings

Revenue	$34,950,997	$4,343,665	$39,294,662
Cost of sales	41,556,100	(10,948,031)	30,608,069
Gross profit (loss)	(6,605,103)	15,291,696	8,686,593
Selling, general and administrative expenses	4,589,170	—	4,589,170
Income (loss) from operations	(11,194,273)	15,291,696	4,097,423
Interest expense	(599,367)	—	(599,367)
Income (loss) before provision for (benefit from) income taxes	(11,793,640)	15,291,696	3,498,056
Provision for (benefit from) income taxes	(4,364,000)	5,658,000	1,294,000
Net income (loss)	$(7,429,640)	$9,633,696	$2,204,056
Diluted earnings (loss) per share	$(0.86)		$0.26

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

	For the three months ended June 30, 2016

	GAAP		Adjusted
	as Reported	Adjustments	Earnings

Revenue	$22,280,964	$(2,477,316)	$19,803,648
Cost of sales	17,246,963	(2,477,316)	14,769,647
Gross profit	5,034,001	$—	5,034,001
Selling, general and administrative expenses	1,868,787		1,868,787
Income from operations	3,165,214		3,165,214
Interest expense	(323,634)		(323,634)
Income before provision for income taxes	2,841,580		2,841,580
Provision for income taxes	1,051,000		1,051,000
Net income	$1,790,580		$1,790,580
Diluted earnings per share	$0.21		$0.21

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

	For the Six Months Ended June 30, 2015

	GAAP		Adjusted
	as Reported	Adjustments	Earnings

Revenue	$41,820,886	$(9,909,305)	$31,911,581
Cost of sales	34,370,446	(9,922,282)	24,448,164
Gross profit	7,450,440	12,977	7,463,417
Selling, general and administrative expenses	4,069,159	—	4,069,159
Income from operations	3,381,281	12,977	3,394,258
Interest expense	485,053	—	485,053
Income before provision for income taxes	2,896,228	12,977	2,909,205
Provision for income taxes	978,000	2,000	980,000
Net income	$1,918,228	$10,977	$1,929,205
Diluted earnings per share	$0.22		$0.22

	For the Three Months Ended June 30, 2015

	GAAP		Adjusted
	as Reported	Adjustments	Earnings

Revenue	$21,944,320	$(5,683,772)	$16,260,548
Cost of sales	18,095,951	(5,683,772)	12,412,179
Gross profit	3,848,369	$—	3,848,369
Selling, general and administrative expenses	2,049,793		2,049,793
Income from operations	1,798,576		1,798,576
Interest expense	270,468		270,468
Income before provision for income taxes	1,528,108		1,528,108
Provision for income taxes	538,000		538,000
Net income	$990,108		$990,108
Diluted earnings per share	$0.12		$0.12

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

General

At June 30, 2016, we had working capital of $64,917,003 compared to $67,292,917 at December 31, 2015, a decrease of $2,375,914 or 3.53%.

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

At June 30, 2016, we had a cash balance of $813,806 compared to $1,002,023 at December 31, 2015.

Our costs and estimated earnings in excess of billings decreased by approximately $8.6 million during the six months ended June 30, 2016, predominately the result of the change in estimate on the A-10 program.

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

On May 9, 2016, the Company entered into an amendment (the “Amendment”) to the BankUnited Facility. The Amendment changes the definition of EBITDA for the Leverage Coverage Ratio Covenant for the remainder of 2016 and changes the maximum leverage ratio from 3 to 1 to 3.5 to 1 for the quarters ending June 30, 2016 and September 30, 2016. Also, the Amendment increased the interest rate on the BankUnited Facility by 50 basis points and requires the repayment of a portion of the Term Loan if and to the extent that the Company receives any contract reimbursement payments from its current request for equitable adjustment (“REA”) with Boeing on the A-10 program.

As of June 30, 2016, the Company was in compliance with all of the covenants contained in the Restated Agreement, as amended. As of June 30, 2016, the Company had $22.4 million outstanding under the Restated Agreement bearing interest at 4.25%.

The BankUnited Facility is secured by all of our assets.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015 and March 31, 2016. Based on this evaluation and considering the material weakness in internal control over financial reporting described below relating to the recognition of revenue related to a request for equitable adjustment, we concluded as of December 31, 2015 and March 31, 2016 that our disclosure controls and procedures were not effective at the reasonable assurance level.

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness was identified as of December 31, 2015 and March 31, 2016: Due to an ongoing negotiation with one customer, the Company submitted a REA on a contract, as allowed under the contract. During the fourth quarter of 2015, the Company initially concluded that it had sufficient documentation to recognize revenue based upon the REA. After further evaluation, management concluded that it did not have sufficient documentation to record such revenue and therefore its review controls over this REA were not adequate. Management has implemented practices and procedures to address the foregoing material weakness, including more timely reviews of infrequently occurring transactions, such as an REA. Additionally, the Company has increased the size and technical expertise of its accounting staff to evaluate such transactions in the future on a more timely basis.

We conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016 and based on this evaluation, including considering the remediation actions described above, we concluded that our disclosure controls and procedures were effective at a reasonable assurance level at June 30, 2016.

Changes in Internal Control Over Financial Reporting

Other than as described above, there has been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities for the six months ended June 30, 2016.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit 31.1	Section 302 Certification by Chief Executive Officer and President
Exhibit 31.2	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
Exhibit 32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
Exhibit 101	The following financial information from CPI Aerostructures, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Statements of Shareholder’s Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to the Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: August 8, 2016	By.	/s/ Douglas J. McCrosson
Douglas J. McCrosson
Chief Executive Officer and President

Dated: August 8, 2016	By.	/s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer (Principal Accounting Officer)

