Form 10-Q
period 2016-09-30
CPI AEROSTRUCTURES INC
filed 2016-11-09
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016 the number of shares of common stock, par value $.001 per share, outstanding was 8,736,114.

INDEX

Part I - Financial Information

Item 1 – Condensed Financial Statements

Condensed Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015	3

Condensed Statements of Operations and Comprehensive Income (Loss) for the Three Months and Nine Months ended September 30, 2016 (Unaudited) and 2015 (Unaudited)	4

Condensed Statements of Shareholders’ Equity for the Nine Months ended September 30, 2016 (Unaudited) and 2015 (Unaudited)	5

Condensed Statements of Cash Flows for the Nine Months ended September 30, 2016 (Unaudited) and 2015 (Unaudited)	6

Notes to Condensed Financial Statements (Unaudited)	7

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	27

Item 4 – Controls and Procedures	27

Part II - Other Information

Item 1 – Legal Proceedings	28

Item 1A – Risk Factors	28

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3 – Defaults Upon Senior Securities	28

Item 4 – Mine Safety Disclosures	28

Item 5 – Other Information	28

Item 6 – Exhibits	28

Signatures	29

Exhibits

Part I - Financial Information

Item 1 – Condensed Financial Statements

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash	$665,317	$1,002,023
Accounts receivable, net of allowance for doubtful accounts of $470,748 as of September 30, 2016 and $75,000 as of December 31, 2015	9,004,826	7,665,837
Costs and estimated earnings in excess of billings on uncompleted contracts	95,743,826	102,622,387
Prepaid expenses and other current assets	2,655,376	1,065,473

Total current assets	108,069,345	112,355,720

Plant and equipment, net	2,362,655	2,358,736
Deferred income taxes	5,351,000	1,890,000
Other assets	204,240	108,080
Total Assets	$115,987,240	$116,712,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,704,363	$18,379,469
Accrued expenses	1,056,659	1,057,682
Billings in excess of costs and estimated earnings on uncompleted contracts	830,746	175,438
Current portion of long-term debt	1,092,237	1,011,491
Contract loss	2,032,494	549,723
Line of credit	21,938,685	23,700,000
Income tax payable	24,876	189,000

Total current liabilities	40,680,060	45,062,803

Long-term debt, net of current portion	9,296,095	483,961
Other liabilities	702,509	633,663

Total Liabilities	50,678,664	46,180,427

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, 8,722,569 and 8,583,511 shares, respectively, issued and outstanding	8,722	8,584
Additional paid-in capital	52,701,839	52,137,384
Retained earnings	12,646,015	18,389,594

Accumulated other comprehensive loss	(48,000)	(3,453)

Total Shareholders’ Equity	65,308,576	70,532,109

Total Liabilities and Shareholders’ Equity	$115,987,240	$116,712,536

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Revenue	$22,110,829	$26,790,881	$57,061,826	$68,611,766
Cost of sales	17,086,461	21,194,449	58,642,561	55,564,894

Gross profit (loss)	5,024,368	5,596,432	(1,580,735)	13,046,872
Selling, general and administrative expenses	2,014,147	1,898,965	6,603,321	5,968,123
Income (loss) from operations	3,010,221	3,697,467	(8,184,056)	7,078,749
Interest expense	338,156	218,382	937,523	703,436

Income (loss) before provision for (benefit from) income taxes	2,672,065	3,479,085	(9,121,579)	6,375,313

Provision for (benefit from) income taxes	986,000	1,033,000	(3,378,000)	2,011,000

Net income (loss)	1,686,065	2,446,085	(5,743,579)	4,364,313

Other comprehensive income (loss) net of tax - Change in unrealized loss on interest rate swap	25,936	1,382	(44,547)	3,906

Comprehensive income (loss)	$1,712,001	$2,447,467	$(5,788,126)	$4,368,219

Income (loss) per common share – basic	$0.19	$0.29	$(0.67)	$0.51

Income (loss) per common share – diluted	$0.19	$0.28	$(0.67)	$0.51

Shares used in computing income (loss) per common share:
Basic	8,678,608	8,564,417	8,628,716	8,544,475
Diluted	8,692,420	8,625,308	8,628,716	8,613,316

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance at January 1, 2015	8,500,555	$8,501	$51,440,770	$13,373,601	$(9,716)	$64,813,156
Net income	—	—	—	4,364,313	—	4,364,313
Change in unrealized loss from interest rate swap	—	—	—	—	3,906	3,906
Common stock issued upon exercise of options	25,352	26	79,974	—	—	80,000
Tax benefit of stock option exercise	—	—	33,000	—	—	33,000
Stock-based compensation expense	38,510	37	491,464	—	—	491,501
Balance at September 30, 2015	8,564,417	$8,564	$52,045,208	$17,737,914	$(5,810)	$69,785,876

Balance at January 1, 2016	8,583,511	$8,584	$52,137,384	$18,389,594	$(3,453)	$70,532,109
Net loss	—	—	—	(5,743,579)	—	(5,743,579)
Loss on settlement and reclassification into earnings	—	—	—	—	3,453	3,453
Change in unrealized loss from interest rate swap	—	—	—	—	(48,000)	(48,000)
Stock-based compensation expense	139,058	138	564,455	—	—	564,593
Balance at September 30, 2016	8,722,569	$8,722	$52,701,839	$12,646,015	$(48,000)	$65,308,576

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,	2016	2015

Cash flows from operating activities:
Net income (loss)	$(5,743,579)	$4,364,313
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	555,308	623,566
Deferred rent	6,177	34,513
Stock-based compensation	564,593	491,501
Bad debt expense	395,748	—
Deferred income taxes	(3,461,000)	1,624,889
Tax benefit from stock option plans	—	(33,000)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,734,738)	(2,262,043)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	6,878,561	(17,482,988)
Increase in prepaid expenses and other assets	(1,589,903)	(81,290)
Increase (decrease) in accounts payable and accrued expenses	(4,658,005)	5,469,508
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	655,308	(80,535)
Increase in accrued losses on uncompleted contracts	1,482,771	594,182
Taxes refunded	—	8,133,433
Increase (decrease) in income taxes payable	(164,124)	209,525

Net cash provided by (used in) operating activities	(6,812,883)	1,605,574

Cash used in investing activities - purchase of plant and equipment	(93,754)	(126,953)

Cash flows from financing activities:
Payments on long-term debt	(1,514,899)	(752,994)
Proceeds from long-term debt	10,000,000	—
Proceeds from line of credit	28,638,685	8,200,000
Payments on line of credit	(30,400,000)	(8,650,000)
Debt issue costs paid	(153,855)	—
Proceeds from exercise of stock options	—	80,000
Tax benefit from stock option plans	—	33,000

Net cash provided by (used in) financing activities	6,569,931	(1,089,994)

Net increase (decrease) in cash	(336,706)	388,627
Cash at beginning of period	1,002,023	1,504,907

Cash at end of period	$665,317	$1,893,534

Supplemental disclosures of cash flow information:
Noncash investing and financing activities:

Equipment acquired under capital lease	$465,472	$116,184

Cash paid during the period for:
Interest	$806,277	$736,987
Income taxes	$260,027	$29

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.       INTERIM FINANCIAL STATEMENTS

The condensed financial statements of CPI Aerostructures, Inc. (the “Company”) as of September 30, 2016 and for the three months and nine months ended September 30, 2016 and 2015 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

The Company maintains its cash in four financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed these limits. As of September 30, 2016, the Company had $536,000 of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

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

In June 2014, the Company concluded that the long-term future of the A-10 was uncertain when the U.S. Department of Defense released its 2015 Budget Request that called for the retirement of the entire A-10 fleet. In addition, the Company estimated that the A-10 program would be terminated prior to the completion of the Company’s orders, which was through ship set 173 instead of the expected 242 ship sets that the contract initially permitted. At that time the Company recorded a change in estimate which reduced the estimated revenue on the program to about 41% of the original estimate. The adjustment aggregated approximately $47.7 million. From June 2014 through December 2015 the Company revised estimates, based on the best available information each quarter, to properly account for the program. The Company’s estimate in March 2015 assumed that the program would be canceled at approximately 135 ship sets. In addition to revenue earned based on parts shipped, the Company would be entitled to compensation upon early termination of the program (“Termination Liability”) for certain costs incurred. The amount of Termination Liability varies based on exactly when the program is canceled and the amount of costs incurred through the date of termination. In June and September 2015, the Company estimated costs based on the best information available at each period and made adjustments as needed, including deferring certain costs based on the Termination Liability. During the three months ended March 31, 2016, and prior to the filing of the Company’s Form 10-K for the year ended December 31, 2015, the Company had information that the United States Air Force (“USAF”) was intending to increase the number of ship sets on order for the A-10. Because of the expectation that the USAF would increase its orders, the Company projected that its current order of A-l0 parts would not be cancelled before ship set 173. An increase in the number of ship sets on order would improve the Company’s estimated gross margin on the overall program. In the December 31, 2015 financial statements the Company did not adjust gross margin of the program for this potential order, as Company couldn’t determine if the realization of the new order was probable and that the improved margin would be realized.

In April 2016, the Company became aware that the USAF had reevaluated its position and as such had deferred any decision regarding increasing the orders on the A-10 program. These changes in position by the USAF were supported by communications from Boeing, the Company’s customer.

Based on the above facts, the Company believes that it is not probable that there will be any future orders on the A-10 beyond the 173 currently on order. As a result of the information that management became aware of in April 2016, for the quarter ended March 31, 2016 the Company estimated that the A-10 program would run through the conclusion of its current purchase order with Boeing at ship set number 173. There is no justification for the deferral of any expenses incurred or expected to be incurred related to the contract under POC or any authoritative guidance in GAAP, nor is there any justification of increasing estimated revenue on the program as the recovery of such amounts is not deemed probable. The change in estimate resulted in a reduction of revenue of approximately $8.9 million and an increase in cost of sales of approximately $4.6 million, for an aggregate charge of approximately $13.5 million in the quarter ended March 31, 2016.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and nonlease components in a contract in accordance with the new revenue guidance in ASU 2014-09. The updated guidance is effective for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the effect on its consolidated financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

2.       stock-based compensation

The Company accounts for compensation expense associated with stock options and restricted stock units (“RSUs”) based on the fair value of the options and units on the date of grant.

The Company’s net income for the nine months ended September 30, 2016 and 2015 includes approximately $564,500 and $491,500, respectively, of non-cash compensation expense related to the Company’s stock compensation grants. On January 1, 2016, the Company granted 53,882 RSUs to its board of directors as partial compensation for the 2016 year. On January 1, 2015, the Company granted 51,349 RSUs to its board of directors as partial compensation for the 2015 year. RSUs granted to our board of directors vest straight line on a quarterly basis over a one year period. The non-cash compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses.

On August 2, 2016, the Company granted a total of 98,645 shares of common stock to various employees. In the event that any of these employees voluntarily terminates his employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criterion are not achieved, portions of these shares may be forfeited. These shares will be expensed at various periods through March 2019 based upon the service and performance thresholds. For the three months ended September 30, 2016, approximately $60,700 of compensation expense is included in selling, general and administrative expenses and approximately $12,400 of compensation expense is included in cost of sales for this grant.

The estimated fair value of each RSU and common share granted was determined based on the fair value of the Company’s common stock on the date of grant.

A summary of the status of the Company’s stock option plans as of September 30, 2016 and changes during the nine months ended September 30, 2016 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of period	269,983	$11.29
Forfeited	(55,000)	15.27
Outstanding and vested at end of period	214,983	$10.27	1.34	$11,850

During the nine months ended September 30, 2016, no stock options were granted or exercised.

The intrinsic value of all options exercised during the nine months ended September 30, 2015 was approximately $230,500.

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

In May 2016, the Company entered into a new interest rate swap with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt. The notional amount, maturity date, and currency of this contract match those of the underlying debt. The Company has designated this interest rate swap contract as a cash flow hedge. The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item. As of September 30, 2016, we had a net deferred loss associated with cash flow hedges of approximately $72,000 due to the interest rate swap, which was included in Other Liabilities.

As of December 31, 2015, we had a net deferred loss associated with cash flow hedges of approximately $4,500 due to the interest rate swap, which was included in Other Liabilities.

Fair Value

At September 30, 2016 and December 31, 2015, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	September 30, 2016
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$32,359,069	$32,359,069

	December 31, 2015
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$25,195,452	$25,195,452

We estimated the fair value of debt using market quotes and calculations based on market rates.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the fair values of those financial liabilities measured on a recurring basis as of September 30, 2016 and December 31, 2015:

		Fair Value Measurements September 30, 2016
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$72,000	—	$72,000	—
Total	$72,000	—	$72,000	—

		Fair Value Measurements December 31, 2015
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$4,453	—	$4,453	—
Total	$4,453	—	$4,453	—

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

4.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	September 30, 2016
	U.S.
	Government	Commercial	Total

Costs incurred on uncompleted
Contracts	$330,307,949	$146,911,809	$477,219,758
Estimated earnings	35,177,233	55,943,864	91,121,097
Sub-total	365,485,182	202,855,673	568,340,855
Less billings to date	318,086,991	155,340,784	473,427,775

Costs and estimated earnings in excess of billings on uncompleted contracts	$47,398,191	$47,514,889	$94,913,080

	December 31, 2015
	U.S.
	Government	Commercial	Total
Costs incurred on uncompleted
Contracts	$349,458,368	$123,078,356	$472,536,724
Estimated earnings	62,718,792	49,539,299	112,258,091
Sub-total	412,177,160	172,617,655	584,794,815
Less billings to date	353,601,903	128,745,963	482,347,866
Costs and estimated earnings in excess of billings on uncompleted contracts	$58,575,257	$43,871,692	$102,446,949

The above amounts are included in the accompanying balance sheets under the following captions at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Costs and estimated earnings in excess of billings on uncompleted contracts	$95,743,826	$102,622,387
Billings in excess of costs and estimated earnings on uncompleted contracts	(830,746)	(175,438)

Totals	$94,913,080	$102,446,949

U.S. Government Contracts includes contracts directly with the U.S. Government and Government subcontracts.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the nine months ended September 30, 2016, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $1,627,000 from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in prior years, excluding the effect of the A-10 contract. During the nine months ended September 30, 2015, the effect of such revisions was a decrease to total gross profit of approximately $333,000.

Although management believes it has established adequate procedures for estimating costs to uncompleted open contracts, it is possible that additional significant costs could occur on contracts prior to completion.

5.	income (Loss) PER COMMON SHARE

Basic income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per common share for the nine month periods ended September 30, 2016 and 2015 is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, as well as unvested RSUs. Incremental shares of 48,469 were used in the calculation of diluted income per common share in the three months ended September 30, 2016. Incremental shares of 179,983 were not used in the calculation of diluted income per common share in the three month period ended September 30, 2016, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive. No incremental shares were used in the calculation of diluted income (loss) per common share in the nine month period ended September 30, 2016, as the effect of incremental shares would be anti-dilutive.

Incremental shares of 97,839 were used in the calculation of diluted income per common share in the three months ended September 30, 2015. Incremental share of 235,649 were not used in the calculation of diluted income per common share in the three month period ended September 30, 2015, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive. Incremental shares of 142,056 were used in the calculation of diluted income per common share in the nine months ended September 30, 2015. Incremental shares of 165,766 were not used in the calculation of diluted income per common share in the nine month period ended September 30, 2015, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.

6.	Line of credit

On December 5, 2012, the Company entered into an Amended and Restated Credit Agreement (“Restated Agreement”) with Sovereign Bank, now called Santander Bank, N.A. (“Santander”), as the sole arranger, administrative agent and collateral agent, and Valley National Bank. The Restated Agreement provided for a revolving credit loan (“Revolving Facility”) commitment of $35 million.

On March 24, 2016, the Company entered into a Credit Agreement with BankUnited, N.A. as the sole arranger, administrative agent and collateral agent, and Citizens Bank N.A. (the “BankUnited Facility”). The BankUnited Facility provides for a revolving credit loan commitment of $30 million (the “Revolving Loan”) and a $10 million term loan (“Term Loan”). The proceeds of the BankUnited Facility were used to pay off all amounts outstanding under the Santander Term Loan and the Revolving Facility. The Revolving Loan bears interest at a rate based upon a pricing grid, as defined in the agreement.

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

As of September 30, 2016, the Company was in compliance with all of the financial covenants contained in the BankUnited Facility, as amended. As of September 30, 2016, the Company had $21.9 million outstanding under the Revolving Loan bearing interest at 4.25%.

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

The Santander interest rate swap agreement was terminated and the Santander Term Facility was paid off on March 24, 2016 using the proceeds from the BankUnited Facility (see Note 6).

The Company paid approximately $154,000 of debt issuance costs of which approximately $96,000 is included in other current assets and $32,000 is a reduction of long-term debt.

The Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the agreement, which matures on March 31, 2019. The maturities of the Term Loan are included in the maturities of long-term debt.

The maturities of long-term debt (excluding unamortized debt issuance costs) are as follows:

Twelve months ending September 30,
2017	$1,092,237
2018	1,863,842
2019	7,313,042
2020	119,490
Thereafter	31,774
$10,420,385

In addition to the Term Loan, included in long-term debt are capital leases and notes payable of $628,718, including a current portion of $175,570.

8.	MAJOR CUSTOMERS

During the nine months ended September 30, 2016, the Company’s three largest commercial customers accounted for 35%, 30% and 13% of revenue, respectively. During the nine months ended September 30, 2015, the Company’s three largest commercial customers accounted for 22%, 19% and 18% of revenue, respectively. In addition, during the nine months ended September 30, 2016 and 2015, 1.12% and 0.84%, respectively, of revenue was directly from the U.S. Government.

At September 30, 2016, 31%, 28%, 12% and 11% of Costs and Estimated Earnings in Excess of Billings on uncompleted Contracts were from the Company’s four largest commercial customers. At December 31, 2015, 26%, 23%, 13% and 11% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from the Company’s four largest commercial customers.

At September 30, 2016 and December 31, 2015, 1.8% and 1.0%, respectively, of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were directly from the U.S. Government.

At September 30, 2016, 34%, 25% and 20% of our accounts receivable were from our three largest commercial customers. At December 31, 2015, 30%, 18% and 16% of accounts receivable were from our three largest commercial customers.

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

Marketing and New Business

From the beginning of the current fiscal year through September 30, 2016, we received approximately $30.4 million of new contract awards compared to $48.0 million in the same period of 2015. Through September 30, 2016, we received $6.1 million in prime contracts directly from the U.S. Government compared to $12.7 in the same period of 2015. We received $8.3 million in U.S. Government subcontract awards through the nine month period ended September 30, 2016 compared to $12.3 during the same period in 2015. Finally, through September 30, 2016 we have received $16.0 million in commercial subcontract awards as compared to $23.0 million of commercial subcontract awards in the same period in 2015. The decrease in contract awards is predominately related to the current year timing of new contract awards, specifically awards on the Cessna Citation X+.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our total backlog as of September 30, 2016 and December 31, 2015 was as follows:

Backlog (Total)	September 30, 2016	December 31, 2015
Funded	$88,981,000	$101,145,000
Unfunded	352,565,000	286,171,000
Total	$441,546,000	$387,316,000

Approximately 75% of the total amount of our backlog at September 30, 2016 was attributable to U.S. government contracts. Our backlog attributable to U.S. government contracts at September 30, 2016 and December 31, 2015 was as follows:

Backlog (Government)	September 30, 2016	December 31, 2015
Funded	$82,821,000	$95,048,000
Unfunded	249,847,000	181,826,000
Total	$332,668,000	$276,874,000

Our backlog attributable to commercial contracts at September 30, 2016 and December 31, 2015 was as follows:

Backlog (Commercial)	September 30, 2016	December 31, 2015
Funded	$6,160,000	$6,097,000
Unfunded	102,718,000	104,345,000
Total	$108,878,000	$110,442,000

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with U.S. GAAP. We also are disclosing and discuss certain non-GAAP financial measures in our public releases. The non-GAAP financial measures that we disclose are adjusted earnings (arrived at by eliminating the Company’s A-10 Program with Boeing from reported results). Adjusted earnings is a key metric that we have used in evaluating our financial performance. Adjusted earnings is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider adjusted earnings important in evaluating our financial performance on a consistent basis across various periods. Due to the significance of the non-cash and non-recurring change in estimate recognized in the nine months ended September 30, 2016, adjusted earnings enables the Company’s Board of Directors and management to monitor and evaluate the business on a consistent basis. We use adjusted earnings as a measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating decisions and investments. The presentation of adjusted earnings should not be construed as an inference that the Company’s future results will be unaffected by unusual or non-recurring items or by non-cash items, such as changes in estimates. This non-GAAP measure should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

Revenue

Revenue for the three months ended September 30, 2016 was $22,110,829 compared to $26,790,881 for the same period last year, a decrease of $4,680,052 or 17.5%. This decrease is predominately the result of an approximately $3,469,000 decrease in revenue on our E-2D program. This was the result of the timing of work on program’s multiyear order.

Revenue for the nine months ended September 30, 2016 was $57,061,826 compared to $68,611,766 for the same period last year, a decrease of $11,549,940 or 16.8%. The decrease is predominately the result of the change in estimate on the A-10 program described below.

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

Revenue from commercial subcontracts was $31,170,895 for the nine months ended September 30, 2016 compared to $31,034,309 for the nine months ended September 30, 2015, an increase of $136,586 or 0.44%.

Inflation historically has not had a material effect on our operations.

Cost of sales

Cost of sales for the three months ended September 30, 2016 and 2015 was $17,086,461 and $21,194,449, respectively, a decrease of $4,107,988 or 19.4%.

Cost of sales for the nine months ended September 30, 2016 and 2015 was $58,642,561 and $55,564,894, respectively, an increase of $3,077,667 or 5.5%. The change in estimate on the A-10 program, described above, resulted in an increase in cost of sales of approximately $4.6 million.

The components of the cost of sales were as follows:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Procurement	$12,767,192	$15,529,184	$39,000,097	$36,046,790
Labor	1,950,312	2,662,403	6,280,722	7,194,292
Factory Overhead	3,996,607	3,992,582	11,984,948	11,956,796
Other contract costs	(1,627,650)	(989,720)	1,376,794	367,016

Cost of Sales	$17,086,461	$21,194,449	$58,642,561	$55,564,894

Other contract costs for the nine months ended September 30, 2016 was $1,376,794 compared to $367,016 for the nine months ended September 30, 2015, an increase of $1,009,778. Other contract costs relate to expenses recognized for changes in estimates and expenses predominately associated with loss contracts. Other contract costs are comprised predominantly of charges related to the change in estimate on the A-10 program.

Procurement for the nine months ended September 30, 2016 was $39,000,097 compared to $36,046,790 for the nine months ended September 30, 2015, an increase of $2,953,307 or 8.2%. This increase is the result of high procurement on the E-2D multiyear order in the first half of 2016. Procurement for the three months ended September 30, 2016 was $12,767,192 compared to $15,529,184 for the three months ended September 30, 2015, a decrease of $2,761,992 or 17.8%. The decrease is the result of the timing of procurement on the E-2D multiyear program.

Labor costs for the nine months ended September 30, 2016 was $6,280,722 compared to $7,194,292 for the nine months ended September 30, 2015, a decrease of $913,570 or 12.7%. Labor costs for the three months ended September, 2016 was $1,950,312 compared to $2,662,403 for the three months ended September 30, 2015, a decrease of $712,091 or 26.7%. These decreases are the result of decreases in labor on certain production programs, specifically the E-2D seats and the Cessna Citation X+ which are nearing the end of the current delivery schedules.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit (Loss)

Gross profit (loss) for the nine months ended September 30, 2016 was a loss of $1,580,735 compared to a profit of $13,046,872 for the nine months ended September 30, 2015, a decrease of $14,627,607 predominately the result of the change in estimate on the A-10 program.

Gross profit for the three months ended September 30, 2016 was $5,024,368 compared to $5,596,432 for the three months ended September 30, 2015, a decrease of $572,064, predominately the result of lower revenue from the E-2D program.

Favorable/Unfavorable Adjustments to Gross Profit (Loss)

During the nine months ended September 30, 2016 and 2015, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in decreases in total gross profit as follows:

	Nine months ended
	September 30, 2016	September 30, 2015

Favorable adjustments	$235,000	$1,116,000
Unfavorable adjustments	(1,862,000)	(1,449,000)
Net adjustments	$(1,627,000)	$(333,000)

During the nine months ended September 30, 2016 we had one contract which had an approximately $270,000 unfavorable adjustment caused by excess labor and procurement costs due to difficulty in the manufacturing process. In addition, we had an approximate $354,000 unfavorable adjustment on one contract that was canceled by the government. Also, we had 4 contracts that each had between $140,000 and $245,000 (cumulatively $890,000) of unfavorable adjustments caused by excess labor costs incurred. No other individual favorable or unfavorable changes in estimates for the nine months ended September 30, 2016 were material.

During the nine months ended September 30, 2015 we had one contract which had an approximately $800,000 unfavorable adjustment caused by excess labor and procurement costs due to difficulty in the manufacturing process. No other individual favorable or unfavorable changes in estimates for the nine months ended September 30, 2015 were material.

In addition to the above mentioned unfavorable adjustments, we had the unfavorable adjustment of approximately, $13.5 million related to the A-10 program described previously.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2016 were $2,014,147 compared to $1,898,965 for the three months ended September 30, 2015, an increase of $115,182, or 6.1%. This increase is predominately the result of a $144,000 increase in professional fees, an $80,000 increase in employee compensation and a $52,000 increase in marketing and advertising related to the timing of the Farnborough Air Show, offset by a decrease of $70,000 in accrued officers’ bonus, the result of our financial performance being below amounts required for our officers to receive bonuses. The increase in employee compensation was predominately the result of the stock granted to employees in August 2016.

Selling, general and administrative expenses for the nine months ended September 30, 2016 were $6,603,321 compared to $5,968,123 for the nine months ended September 30, 2015, an increase of $635,198, or 10.6%. This increase was predominately the result of an approximately $475,000 increase in accounting and legal fees related mostly to the extended 2015 audit process and an executive compensation study and an increase in salaries of $186,000. Additionally, we recorded a $395,749 reserve for disputed accounts receivables with various customers. These increases were offset by a decrease in accrued officers’ bonus of approximately $210,000.

Income (Loss) Before Provision for (Benefit from) Income Taxes

Income before provision for income taxes for the three months ended September 30, 2016 was $2,672,065 compared to $3,479,085 for the same period last year, a decrease of $807,020. Loss before benefit from income taxes for the nine months ended September 30, 2016 was $9,121,579 compared to income before provision of income taxes of $6,375,313 for the same period last year, a decrease of $15,496,892, predominately the result of the change in estimate on the A-10 program.

Provision for (Benefit from) Income Taxes

Provision for income taxes was $986,000 for the three months ended September 30, 2016 and a benefit from income taxes of $3,378,000 for the nine months ended September 30, 2016, compared to provision for income taxes of $1,033,000 and $2,011,000 for the three and nine months ended September 30, 2015. The benefit from income taxes recognized in the nine months ending September 30, 2016, resulted in the booking of a deferred tax asset which will be reduced in each subsequent quarter as the Company anticipates pre-tax income each quarter. Any remaining amount at December 31, 2016 will be available to offset future income. The effective tax rate at September 30, 2015 was 34.0%. Our historical tax rates have been below the federal statutory rate because of the effect of permanent differences between book and tax deductions, predominately the R&D tax credit and the domestic production activity deduction. Beginning at December 31, 2015, we began to accrue taxes in states where we previously did not have nexus. This has increased the effective tax rate to between 35%-37%.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Income (Loss)

Net income for the three months ended September 30, 2016 was $1,686,065 or $0.19 per basic share, compared to $2,446,085 or $0.29 per basic share for the same period last year. Net income (loss) for the nine months ended September 30, 2016 was a loss of $5,743,579 or $.67 per basic share, compared to net income of $4,364,313 or $0.51 per basic share for the same period last year. Diluted income per share for the three months ended September 30, 2016 was $0.19, calculated utilizing 8,692,420 average shares outstanding as adjusted for the dilutive effect of outstanding stock options and RSUs. Basic and diluted income per share for the nine months ended September 30, 2016 were the same as effects of outstanding options would be anti-dilutive. Diluted income per share for the three months ended September 30, 2015 was $0.28, calculated utilizing 8,625,308 average shares outstanding as adjusted for the dilutive effect of outstanding stock options and RSUs. This compares to diluted income per share of $0.51 for the nine months ended September 30, 2015 calculated utilizing 8,613,316 average shares outstanding.

Adjusted Earnings

On an as adjusted basis, which excludes the impact of the A-10 program on the Company’s financial performance for all periods presented, revenue for the three months and nine months ended September 30, 2016 was $19.4 million and $58.7 million, respectively, compared with $23.9 million and $55.8 million for the three months and nine months ended September 30, 2015, respectively. Gross profit was $5.0 million and $13.7 million for the three months and nine months ended September 30, 2016, respectively, compared to $5.6 million and $13.0 million for the three months and nine months ended September 30, 2015, respectively. Net income for the three months and nine months ended September 30, 2016 was $1.7 million and $3.9 million, or $0.19 and $0.45 per diluted share, respectively compared with $2.4 million and $4.4 million, or $0.29 and $0.51 per diluted share in the three months and nine months ended September 30, 2015, respectively.

	For the Nine months ended September 30, 2016

	GAAP		Adjusted
	as Reported	Adjustments	Earnings

Revenues	$57,061,826	$1,665,466	$58,727,292
Cost of sales	58,642,561	(13,618,684)	45,023,877
Gross profit (loss)	(1,580,735)	15,284,150	13,703,415
Selling, general and administrative exp	6,603,321		6,603,321
Income (loss) from operations	(8,184,056)	15,284,150	7,100,094
Interest expense	937,523		937,523
Income before provision for (benefit from) income taxes	(9,121,579)	15,284,150	6,162,571
Provision for (benefit from) income taxes	(3,378,000)	5,658,000	2,280,000
Net income (loss)	$(5,743,579)	$9,626,150	$3,882,571
Diluted earnings (loss) per share	$(0.67)		$0.45

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

	For the Three months ended September 30, 2016

	GAAP		Adjusted
	as Reported	Adjustments	Earnings

Revenues	$22,110,829	$(2,678,199)	$19,432,630
Cost of sales	17,086,461	(2,678,199)	14,408,262
Gross profit	5,024,368		5,024,368
Selling, general and administrative exp	2,014,147		2,014,147
Income from operations	3,010,221		3,010,221
Interest expense	338,156		338,156
Income before provision for (benefit from) income taxes	2,672,065		2,672,065
Provision for income taxes	986,000		986,000
Net income	$1,686,065		$1,686,065
Diluted earnings per share	$0.19		$0.19

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

	For the Nine Months Ended September 30, 2015

	GAAP		Adjusted
	as Reported	Adjustments	Earnings

Revenues	$68,611,766	$(12,803,792)	$55,807,974
Cost of sales	55,564,894	(12,811,561)	42,753,333
Gross profit	13,046,872	7,769	13,054,641
Selling, general and administrative exp	5,968,123		5,968,123
Income from operations	7,078,749	7,769	7,086,518
Interest expense	703,436		703,436
Income before provision for income taxes	6,375,313	7,769	6,383,082
Provision for income taxes	2,011,000		2,011,000
Net income	$4,364,313	$7,769	$4,372,082
Diluted earnings per share	$0.51		$0.51

	For the Three Months Ended September 30, 2015

	GAAP		Adjusted
	as Reported	Adjustments	Earnings

Revenues	$26,790,881	$(2,894,487)	$23,896,394
Cost of sales	21,194,449	(2,889,279)	18,305,170
Gross profit	5,596,432	(5,208)	5,591,224
Selling, general and administrative exp	1,898,965		1,898,965
Income from operations	3,697,467	(5,208)	3,692,259
Interest expense	218,382		218,382
Income before provision for income taxes	3,479,085	(5,208)	3,473,877
Provision for income taxes	1,033,000		1,033,000
Net income	$2,446,085	(5,208)	$2,440,877
Diluted earnings per share	$0.28		$0.28

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

General

At September 30, 2016, we had working capital of $67,389,285 compared to $67,292,917 at December 31, 2015, an increase of $96,368 or 0.14%.

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

At September 30, 2016, we had a cash balance of $665,317 compared to $1,002,023 at December 31, 2015.

Our costs and estimated earnings in excess of billings decreased by approximately $6.9 million during the nine months ended September 30, 2016, predominately the result of the change in estimate on the A-10 program.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Facilities

Line of Credit

On March 24, 2016, the Company entered into a Credit Agreement with BankUnited, N.A. as the sole arranger, administrative agent and collateral agent and Citizens Bank, N.A. (the “BankUnited Facility”) The BankUnited Facility provides for a revolving credit loan commitment of $30 million (the “Revolving Loan”) and a $10 million term loan (“Term Loan”).  The proceeds of the BankUnited Facility were used to pay off all amounts outstanding under the Santander Term Loan and the Revolving Facility.  The Revolving Loan bears interest at a rate based upon a pricing grid, as defined in the agreement.

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

As of September 30, 2016, the Company was in compliance with all of the covenants contained in the Restated Agreement, as amended. As of September 30, 2016, the Company had $21.9 million outstanding under the Restated Agreement bearing interest at 4.25%.

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

The BankUnited Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the agreement, which matures on March 31, 2019. The maturities of the Term Loan are included in the maturities of long-term debt.

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

We conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016 and based on this evaluation, including considering the remediation actions described above, we concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

Other than as described above, there has been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities for the nine months ended September 30, 2016.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit 31.1	Section 302 Certification by Chief Executive Officer and President
Exhibit 31.2	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
Exhibit 32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
Exhibit 101	The following financial information from CPI Aerostructures, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheet, (ii) the Condensed Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Statement of Shareholder’s Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to the Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: November 9, 2016	By.	/s/ Douglas J. McCrosson
Douglas J. McCrosson
Chief Executive Officer and President

Dated: November 9, 2016	By.	/s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer (Principal Accounting Officer)

