Form 10-K
period 2016-12-31
CPI AEROSTRUCTURES INC
filed 2017-03-08
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes  ☐     No  ☒

As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on the NYSE MKT of $6.15) held by non-affiliates of the registrant was $47,792,843.

As of March 1, 2017, the registrant had 8,752,171 common shares, $.001 par value, outstanding.

 Documents Incorporated by Reference:

Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

CPI AEROSTRUCTURES, INC.

FORM 10-K ANNUAL REPORT

PART I

Item 1. BUSINESS

General

CPI Aerostructures, Inc. (“CPI Aero®” or the “Company”) is a United States (“U.S.”) supplier of aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets. We are a manufacturer of structural aircraft parts and aerosystems. Additionally, we leverage our global supply chain skills to assist our customers in managing a diverse worldwide supplier market by providing “one stop shopping” for an assortment of aerospace parts. Within the global aerostructures supply chain, we are either a Tier 1 supplier to aircraft original equipment manufacturers (“OEMs”) or a Tier 2 subcontractor to major Tier 1 manufacturers. We also are a prime contractor to the U.S. Department of Defense, primarily the United States Air Force (“USAF”). In addition to our assembly operations, we provide engineering; program management, supply chain management, and maintenance repair and overhaul (“MRO”) services.

Among the key programs that CPI Aero supplies are the E-2D Advanced Hawkeye surveillance aircraft, the A-10 Thunderbolt attack jet, the Gulfstream G650, the UH-60 BLACK HAWK® helicopter, the S-92® helicopter, the MH-60S mine countermeasure helicopter, the AH-1Z ZULU attack helicopter, the HondaJet-Advanced Light Jet, the MH-53 and CH-53 variant helicopters, the C-5A Galaxy cargo jet, the F-16 fighter aircraft, the Embraer Phenom 300 light business jet and the Cessna Citation X+.

We are a subcontractor for leading defense prime contractors such as Northrop Grumman Corporation (“NGC”), The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed”), Sikorsky Aircraft Corporation (“Sikorsky”) and Bell Helicopter (“Bell”). 46%, 57% and 5% of our revenue in 2016, 2015 and 2014, respectively, was generated by subcontracts with defense prime contractors. Our 2016 and 2014 defense subcontractor revenue was significantly decreased because of the change in estimate on the A-10 program, described in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MDA”).

We also operate as a subcontractor to prime commercial contractors, including Sikorsky, Honda Aircraft Company, Inc. (“Honda”), Embraer S.A. (“Embraer”) and The Triumph Group (“Triumph”), in the production of commercial aircraft parts. 50%, 42% and 93% of our revenue in 2016, 2015 and 2014, respectively, was generated by commercial contract sales.

CPI Aero has over 36 years of experience as a contractor. Most members of our management team have held management positions at large aerospace contractors, including NGC and GKN. Our technical team possesses extensive technical expertise and program management and integration capabilities. Our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products.

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

Significant Contracts

Some of our significant contracts are as follows:

Military Aircraft – Subcontracts with Prime Contractors

E-2D “Advanced Hawkeye” The NGC E-2 Hawkeye is an all-weather, carrier-based tactical Airborne Early Warning aircraft. The twin turboprop aircraft was designed and developed in the 1950s by the Grumman Aircraft Company for the United States Navy as a replacement for the E-1 Tracer. The United States Navy aircraft has been progressively updated with the latest variant, the E-2D, first flying in 2007. In 2008, we received an initial $7.9 million order from NGC to provide structural kits for the E-2D. We initially valued the long-term agreement at approximately $98 million over an eight-year period, with the potential to be in excess of $195 million over the life of the aircraft program. The cumulative orders we have received on this program through January 2017 exceed $144 million.

In addition, in 2015 we won an award to supply structural components and kits for the Outer Wing Panel (“OWP”) on the E-2D Advanced Hawkeye airborne early warning and control (“AEW&C”) aircraft that will be manufactured for Japan. We will be responsible for component source selection, supply chain management, delivery of kits, and will provide manufacturing engineering services to NGC during the integration of the components into the OWP. The contract from NGC is valued at between $25 million and $30 million.

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

UH-60 “BLACK HAWK” The UH-60 BLACK HAWK helicopter is the leader in multi-mission-type aircraft. Among the mission configurations its serves are troop transport, medical evacuation, electronic warfare, attack, assault support and special operations. More than 3,000 BLACK HAWK helicopters are in use today, operating in 29 countries. We have long-term agreements from Sikorsky to manufacture gunner window assemblies, fuel panel assemblies, and perform MRO on stabilators for the BLACK HAWK helicopter through 2018.

F-16 “Fighting Falcon” The Lockheed Martin Fighting Falcon is a single-engine multirole fighter aircraft. Originally developed by General Dynamics for the USAF, over 2,900 F-16 aircraft are flown by the USAF and by air forces around the world today. CPI Aero has a contract with United Technologies Aerospace Systems to manufacture pod structures for the DB-110 reconnaissance system, which is used primarily on exported F-16 aircraft.

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

HondaJet In May 2011, Honda awarded us a contract to manufacture engine inlets and flaps and vane assemblies for the HondaJet advanced light business jet. We have received approximately $23.6 million in orders on this program through December 2016. We estimate the potential value of this program to be approximately $70 million.

Embraer Phenom 300 In May 2012, Embraer awarded us a contract to manufacture engine inlets for the Embraer Phenom 300 business jet. We have received approximately $28.90 million in orders on this program through December 2016. We estimate the potential value of the program to be in excess of $40 million.

Cessna Citation X In November 2012, Cessna Aircraft Company (“Cessna”) awarded us a contract to supply structural assemblies, predominately wing spars, for Cessna’s flagship aircraft, the newly-relaunched Cessna Citation X. We have received approximately $15.6 million in orders on this program through December 2016.

Military Aircraft – Prime Contracts with U.S. Government

F-16 “Fighting Falcon” In November 2014, The Defense Logistics Agency (“DLA”) awarded CPI Aero a multi-year contract to provide structural wing components and logistical support for global F-16 aircraft MRO operations. We estimate the value of the contract, including options, to be approximately $53.5 million.

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

Approximately $8.7 million, $9.9 million and $7.1 million of our revenue for the years ended December 31, 2016, 2015 and 2014, respectively, was from customers outside the U.S. All other revenue for each of the three years in the period ended December 31, 2016 has been attributable to customers within the U.S. We have no assets outside the U.S.

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our total backlog as of December 31, 2016 and 2015 was as follows:

Backlog (Total)	December 31, 2016	December 31, 2015
Funded	$94,540,000	$101,145,000
Unfunded/unreleased	321,744,000	286,171,000
Total	$416,284,000	$387,316,000

Approximately 77% of the total amount of our backlog at December 31, 2016 was attributable to government contracts. Our backlog attributable to government contracts at December 31, 2016 and 2015 was as follows:

Backlog (Government)	December 31, 2016	December 31, 2015
Funded	$92,189,000	$95,048,000
Unfunded	229,543,000	181,826,000
Total	$321,732,000	$276,874,000

Our backlog attributable to commercial contracts at December 31, 2016 and 2015 was as follows:

Backlog (Commercial)	December 31, 2016	December 31, 2015
Funded	$2,351,000	$6,097,000
Unfunded/unreleased	92,201,000	104,345,000
Total	$94,552,000	$110,442,000

Our unfunded backlog is primarily comprised of the long-term contracts that we received from Spirit and NGC during 2008, Honda and Bell during 2011 and Cessna, Sikorsky and Embraer during 2012. These long-term contracts are expected to have yearly orders which will be funded in the future.

Approximately 66% of the funded backlog at December 31, 2016 is expected to be recognized as revenue during 2017.

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

Competition

We face competition in our role as both a prime contractor to the U.S. Government and as a Tier 1 or Tier 2 subcontractor to military and commercial aircraft manufacturers.  For certain unrestricted contracts for the U.S. Government, we may compete against well-established prime contractors, including NGC, Lockheed and Boeing.  All of these competitors possess significantly larger infrastructures, greater resources and the capabilities to respond to much larger contracts.  We believe that our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products.  While larger prime contractors compete for significant modification awards, they generally do not compete for awards in smaller modifications, spares and replacement parts, even for aircraft for which they are the original manufacturer.  In certain instances, the large prime contractors often subcontract much of the work they win to their Tier 1 suppliers so we also may act as a subcontractor to some of these major prime contractors. Further, in some cases, these companies are not permitted to bid, for example when the U.S. Government designates a contract as a Small Business Set-Aside.  In these restricted contracts for the U.S. Government, CPI Aero typically competes against numerous small business competitors.  We believe we compete effectively against the smaller competitors because smaller competitors generally do not have the expertise we have in responding to requests for proposals for government contracts, nor will they typically have the more than 35 years of past performance in conducting more than 2000 contracts for the U.S. Government.

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

Employees

As of March 1, 2017, we had 259 full-time employees. We employ temporary personnel with specialized disciplines on an as-needed basis. None of our employees are members of a union. We believe that our relations with our employees are good.

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

We are a supplier, either directly or as a subcontractor, to the U.S. Government and its agencies. Government subcontracts accounted for 46% of our revenue in 2016, 58% of our revenue in 2015 and 5% of our revenue in 2014. In addition, 4% percent of revenue for 2016, 1% of revenue for 2015 and 2% of revenue for 2014 was derived from prime government contract sales. We depend on government contracts for a significant portion of our business. If we are suspended or barred from contracting with the U.S. Government, if our reputation or relationship with individual federal agencies were impaired, or if the U.S. Government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially adversely affected.

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

We primarily recognize revenue from our contracts over the contractual period under the percentage-of-completion (POC) method of accounting. Under the POC method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded on our balance sheet as an asset captioned “Costs and estimated earnings in excess of billings on uncompleted contracts.” Contracts where billings to date have exceeded recognized revenues are recorded on our balance sheet as a liability captioned “Billings in excess of costs and estimated earnings on uncompleted contracts.” Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in the financial statements in the period the change becomes known. The use of the POC method of accounting involves considerable use of estimates in determining revenues and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by us during any reporting period. We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however, there is no assurance that our estimates will be accurate. If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods. Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to pay for costs until the reported earnings materialize to actual cash receipts.

If the contracts associated with our backlog were terminated, our financial condition would be adversely affected.

The maximum contract value specified under each contract that we enter into is not necessarily indicative of the revenues that we will realize under that contract. Because we may not receive the full amount we expect under a contract, we may not accurately estimate our backlog because the earnings of revenues on programs included in backlog may never occur or may change. Cancellations of pending contracts or terminations or reductions of contracts in progress could have a material adverse effect on our business, prospects, financial condition or results of operations. As of December 31, 2016, our backlog was approximately $416 million, of which 23% was funded and 77% was unfunded.

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

Our management determined that as of December 31, 2015, our internal controls over financial reporting were not effective based on the criteria created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) set forth in Internal Control – Integrated Framework (2013).

Because of the material weakness identified in our internal controls over financial reporting, our management was unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we therefore implemented measures in 2016 and remediated the material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. If we identify material weaknesses, such remedial measures could be expensive and time consuming and could potentially cause investors to lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation. For more information see, “Management’s Report on Internal Control over Financial Reporting”

We incur risk associated with new programs

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

Cyber security attacks, internal system or service failures may adversely impact our business and operations.

Any system or service disruptions, including those caused by projects to improve our information technology systems, if not anticipated and appropriately mitigated, could disrupt our business and impair our ability to effectively provide products and related services to our customers and could have a material adverse effect on our business. We could also be subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Cyber security threats are evolving and include, but are not limited to, malicious software, unauthorized attempts to gain access to sensitive, confidential or otherwise protected information related to us or our products, customers or suppliers, or other acts that could lead to disruptions in our business. Any such failures could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs or subject us to claims and damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats, there can be no assurance that these procedures and controls will be sufficient. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption which would adversely affect our business, results of operations and financial condition. Moreover, expenditures incurred in implementing cyber security and other procedures and controls could adversely affect our results of operations and financial condition.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

CPI Aero’s executive offices and production facilities are situated in an approximately 171,000 square foot building located at 91 Heartland Blvd., Edgewood, New York 11717. CPI Aero occupies this facility under a ten-year lease that commenced in June 2011. The current monthly base rent is $136,615, including real estate taxes.

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are listed on the NYSE MKT under the symbol CVU. The following table sets forth for 2016 and 2015, the high and low sales prices of our common shares for the periods indicated, as reported by the NYSE MKT.

Period	High	Low
2015
Quarter Ended March 31, 2015	$12.35	$10.46
Quarter Ended June 30, 2015	$12.24	$9.91
Quarter Ended September 30, 2015	$10.15	$8.50
Quarter Ended December 31, 2015	$9.84	$8.40
2016
Quarter Ended March 31, 2016	$9.66	$6.93
Quarter Ended June 30, 2016	$8.00	$5.50
Quarter Ended September 30, 2016	$7.29	$6.31
Quarter Ended December 31, 2016	$9.75	$6.48

On March 1, 2017, the closing sale price for our common shares on the NYSE MKT was $7.65. On March 1, 2017, there were 205 holders of record of our common shares and, we believe, over 2,200 beneficial owners of our common shares.

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

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There have been no sales of unregistered sales of our equity securities for the three months ended December 31, 2016.  The have been no repurchases of our outstanding common stock during the three months ended December 31, 2016.

Equity Compensation Plan Information

The following table sets forth certain information at December 31, 2016 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	149,466	$10.43	580,514

ITEM 6. Selected Financial Data

The following table sets forth our financial data as of the dates and for the periods indicated. The data has been derived from our audited financial statements. The selected financial data should be read in conjunction with our audited financial statements and MDA. Our results of operations for 2016 and 2014 were materially affected by the change in estimate described in MDA.

Statement of Operations Data:	Years Ended December 31,
	2016	2015	2014	2013	2012

Revenue	$81,329,858	$100,202,557	$39,687,010	$82,988,522	$89,272,582

Cost of sales	77,010,940	83,600,854	69,411,709	64,555,275	65,039,969

Gross profit (loss)	4,318,918	16,601,703	(29,724,699)	18,433,247	24,232,613

Selling, general and administrative expenses	8,614,190	7,636,148	7,308,220	6,704,524	7,322,630

Income (loss) from operations	(4,295,272)	8,965,555	(37,032,919)	11,728,723	16,909,983

Other income (expense):
Interest/other income (expense)	(22,659)	(40,433)	145,072	78,957	31,520
Interest expense	(1,356,645)	(918,129)	(794,428)	(653,786)	(416,373)
Total other income (expense), net	(1,379,304)	(958,562)	(649,356)	(574,829)	(384,853)

Income (loss) before provision for (benefit from) income taxes	(5,674,576)	8,006,993	(37,682,275)	11,153,894	16,525,130
Provision for (benefit from) income taxes	(2,066,000)	2,991,000	(12,473,000)	3,417,000	5,514,000

Net income (loss)	($3,608,576)	$5,015,993	($25,209,275)	$7,736,894	$11,011,130

Income (loss) per common share – basic	($0.42)	$0.59	($2.98)	$0.92	$1.43

Income (loss) per common share – diluted	($0.42)	$0.58	($2.98)	$0.91	$1.40

Basic weighted average number of common shares outstanding	8,655,848	8,522,817	8,465,937	8,389,048	7,721,304

Diluted weighted average number of common shares outstanding	8,655,848	8,579,986	8,465,937	8,470,578	7,865,090

Balance Sheet Data:	At December 31,
	2016	2015	2014	2013	2012

Cash	$1,039,586	$1,002,023	$1,504,907	$2,166,103	$2,709,803

Costs and estimated earnings in excess of billings on uncompleted contracts	99,578,526	102,622,387	79,054,139	112,597,136	108,909,844

Total current assets	111,288,206	112,355,720	95,992,457	120,181,761	119,354,056

Total assets	117,791,895	116,712,536	103,404,723	124,272,594	124,883,516

Total current liabilities	40,692,721	45,062,803	36,707,815	31,741,678	39,645,331

Working capital	70,595,485	67,292,917	59,284,642	88,440,083	79,708,725

Short-term debt	23,780,609	24,711,491	26,121,713	22,370,349	24,550,564

Long-term debt	8,860,725	483,961	1,289,843	2,198,187	3,209,873

Shareholders’ equity	67,605,706	70,532,109	64,813,156	88,951,519	80,594,199

Total liabilities and shareholders’ equity	117,791,895	116,712,536	103,404,723	124,272,594	124,883,516

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

Critical Accounting Policies

Revenue Recognition

We primarily recognize revenue from our contracts over the contractual period under the percentage-of-completion (“POC”) method of accounting. Under the POC method of accounting, revenue and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned “Costs and estimated earnings in excess of billings on uncompleted contracts.” Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned “Billings in excess of costs and estimated earnings on uncompleted contracts.” Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in the financial statements in the period the change becomes known. The use of the POC method of accounting involves considerable use of estimates in determining revenues and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by us during any reporting period. We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however, we cannot assure you that our estimates will be accurate. If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods. Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to pay for costs until the reported earnings materialize to actual cash receipts.

When adjustments are required for the estimated total revenue on a contract, these changes are recognized with an inception-to-date effect in the current period. Also, when estimates of total costs to be incurred exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

Results of Operations

Non-GAAP Financial Measures

We prepare and publicly release audited financial statements prepared in accordance with U.S. GAAP. We also are disclose and discuss certain non-GAAP financial measures in our public releases. The non-GAAP financial measures that we disclose are adjusted earnings (arrived at by eliminating the Company’s A-10 Program with Boeing from reported results). Adjusted earnings is a key metric that we have used in evaluating our financial performance. Adjusted earnings is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We consider adjusted earnings important in evaluating our financial performance on a consistent basis across various periods. Due to the significance of the non-cash and non-recurring change in estimate recognized in the year ended December 31, 2016, adjusted earnings enables the Company’s Board of Directors and management to monitor and evaluate the business on a consistent basis. We use adjusted earnings as a measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating decisions and investments. The presentation of adjusted earnings should not be construed as an inference that the Company’s future results will be unaffected by unusual or non-recurring items or by non-cash items, such as changes in estimates. This non-GAAP measure should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

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

During the three months ended March 31, 2016, and prior to the filing of the Company’s Form 10-K for the year ended December 31, 2015, the Company had information that the USAF was intending to increase the number of ship sets on order for the A-10. Because of the expectation that the USAF would increase its orders, the Company projected that its current order of A-l0 parts would not be cancelled before ship set 173. An increase in the number of ship sets on order would improve the Company’s estimated gross margin on the overall program. In the December 31, 2015 financial statements the Company did not alter gross margin of the program for this potential order, as the Company couldn’t determine if the realization of the new order was probable and that the improved margin would be realized.

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

Year Ended December 31, 2016 as Compared to the Year Ended December 31, 2015

Revenue. Revenue for the year ended December 31, 2016 was $81,329,858 compared to $100,202,557 for the same period last year, representing a decrease of $18,872,699.

Overall, revenue generated from prime government contracts for the year ended December 31, 2016 was $3,493,343 compared to $892,752 for the year ended December 31, 2015, an increase of $2,600,591. This increase is a result of our deliveries on our F-16 contract, that began in 2016.

Revenue generated from government subcontracts for the year ended December 31, 2016 was $37,355,447 compared to $56,982,785 for the year ended December 31, 2015, a decrease of $19,627,338. This decrease is the result of many factors including: a $13.4 million decrease in revenue on the Company’s A-10 program with Boeing because of a change in estimate on the program, as previously described, a $5.6 million decrease in revenue from the Company’s E-2D program with NGC, due to the timing of work related to the multiyear order received in 2014, a $1.0 million decrease in revenue from the Company’s gunner window program with Sikorsky, due to lower orders and a $1.3 million decrease in revenue from the Company’s fuel panel program with Sikorsky, due to lower orders. These decreases were offset by a $4.8 million increase in the Company’s E-2D wet outer wing program, which had only nominal activity in 2015 and was in production in 2016.

Revenue generated from commercial contracts was $40,481,068 for the year ended December 31, 2016 compared to $42,327,020 for the year ended December 31, 2015, a decrease of $1,845,952 or 4.4%. This decrease is predominately the result of a $3.9 million decrease in the Company’s Cessna program, as we completed production on our outstanding order, a $1.3 million decrease in the Company’s Embraer program, as Embraer cut back on delivery requirements in the fourth quarter of 2016, a $800,000 decrease in revenue on the Company’s Honda program, as we near completion of the flap and vane portion of this program and a $2.8 million decrease in revenue from various Sikorsky commercial programs, the result of lower demand. These decreases were offset by a $6.5 million increase in revenue from the Company’s G650 program.

During the year ended December 31, 2016, we received approximately $36.5 million of new contract awards, which included $6.3 million of government prime contract awards, approximately $10.4 million of government subcontract awards and approximately $19.8 million of commercial contract awards, compared to $61.6 million of new contract awards in 2015, which included $13.3 million in government prime contract awards, $14.1 million of government subcontract awards and $34.2 million of commercial contract awards.

Cost of sales

Cost of sales for the years ended December 31, 2016 and 2015 was $77,010,940 and $83,600,854, respectively, a decrease of $6,589,914 or 7.9%.

The components of cost of sales were as follows:

	Year ended
	December 31, 2016	December 31, 2015

Procurement	$52,504,318	$57,473,129
Labor	8,112,981	9,188,417
Factory overhead	15,750,146	16,431,764
Other contract costs	643,495	507,544

Cost of Sales	$77,010,940	$83,600,854

Procurement for the year ended December 31, 2016 was $52,504,318 compared to $57,473,129, a decrease of $4,968,811 or 8.6%. The decrease in procurement was the result of lower procurement on the Company’s E-2D program, as we did multiyear volume discounted buys in 2015.

Labor costs for the year ended December 31, 2016 were $8,112,981 compared to $9,188,417, a decrease of $1,075,436 or 11.7%. This decrease is predominately due to decreases in labor on our A-10 program, as we near completion on some of the assemblies from that program, as well as a decrease in labor on the Company’s Cessna Citation program, as we completed the assemblies on order on that program.

Factory overhead for the year ended December 31, 2016 was $15,750,146 compared to $16,431,764, a decrease of $681,618 or 4.2%. This decrease is the result of a decrease in employee benefits, factory supplies and indirect salaries, as shop production has declined.

Gross profit. Gross profit for the year ended December 31, 2016 was $4,318,918 compared to $16,601,703 for the year ended December 31, 2015, a decrease of $12,282,785. Gross profit percentage (“gross margin”) for the year ended December 31, 2016 was 5.3% compared to 16.6% for the same period last year, predominately the result of the change in estimate on the Company’s A-10 program.

Favorable/Unfavorable Adjustments to Gross Profit

During the years ended December 31, 2016, 2015 and 2014, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in decreases in total gross profit as follows:

	Years Ended December 31,
	2016	2015	2014

Favorable adjustments	$269,000	$1,067,000	$700,000
Unfavorable adjustments	(1,936,000)	(2,942,000)	(43,268,000)
Net adjustments	$(1,667,000)	$(1,875,000)	$(42,568,000)

During the year ended December 31, 2016 we had one contract which had an approximately $270,000 unfavorable adjustment caused by excess labor and procurement costs due to difficulty in the manufacturing process. In addition, we had an approximate $354,000 unfavorable adjustment on one contract that was canceled by the government. Also, we had 4 contracts that each had between $140,000 and $245,000 (cumulatively $890,000) of unfavorable adjustments caused by excess labor costs incurred. No other individual favorable or unfavorable changes in estimates for the year ended December 31, 2016 were material.

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

For the year ended December 31, 2014, approximately $39,915,000 of the unfavorable adjustment was the result of the changes in estimates on the Company’s A-10 WRP described earlier. In addition, the Company has one contract that has had shipping dates extended a number of times. As a result, labor and procurement costs have changed since the initial contract estimate, which resulted in an unfavorable adjustment of approximately $693,000. The Company also has one contract on which we have experienced technical issues, which resulted in excess engineering time that caused an unfavorable adjustment of approximately $599,000. Also, the Company has one multi-year contract that has experienced procurement price increases that has caused an unfavorable adjustment of approximately $555,000. No other individual favorable or unfavorable changes in estimates for the year ended December 31, 2014 were material.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2016 were $8,614,190 compared to $7,636,148 for the year ended December 31, 2015, an increase of $978,042, or 12.8%. This increase was primarily due to an approximately a $460,000 increase in accounting and legal fees related mostly to the extended 2015 audit process and an executive compensation study, a $411,000 reserve for disputed account receivables with various customers and an increase of $355,000 in salaries.

Interest expense. Interest expense for the year ended December 31, 2016 was $1,356,646, compared to $918,129 for 2015, an increase of $438,517 or 47.8%. The increase in interest expense is the result of an increase in the average amount of outstanding debt during 2016 as compared to 2015.

Income (loss) from operations. We had loss from operations for the year ended December 31, 2016 of $4,295,272 compared to income from operations of $8,965,555 for the year ended December 31, 2015.

Provision for (benefit from) income taxes. Our historic effective tax rate has been between 30%-32% of taxable income. The rate has been below the statutory federal income tax rate of 34% because of our ability to utilize the domestic production activity deduction, available to companies that do manufacturing within the United States. Beginning in 2015, we are providing for state income taxes in states where, although we don’t have any property or full time employees, the historic method for the allocation of state income taxes, we do have sales and have employees present on at least a part-time basis. As such the effective tax rate for both 2016 and 2015 is approximately 37%.

Adjusted Earnings

On an as adjusted basis, which excludes the impact of the A-10 program on the Company’s financial performance for all periods presented, revenue for the year ended December 31, 2016 was $81.8 million compared with $86.8 million for the year ended December 31, 2015. Gross profit was $19.6 million for the year ended December 31, 2016 compared to $19.6 million year ended December 31, 2015. Net income for the year ended December 31, 2016 was $6.1 million or $0.71 per diluted share compared with $6.9 million or $0.81 per diluted share in the year ended December 31, 2015.

	For the Year ended December 31, 2016

	GAAP as Reported	Adjustments	Adjusted Earnings

Revenue	$81,329,858	$457,905	$81,787,763

Cost of sales	77,010,940	(14,826,245)	62,184,695

Gross profit	4,318,918	15,284,150	19,603,068

Selling, general and administrative expenses	8,614,190	—	8,614,190

Income (loss) from operations	(4,295,272)	15,284,150	10,988,878

Other expense, net	(1,379,304)	—	(1,379,304)

Income (loss) before provision for (benefit from) income taxes	(5,674,576)	15,284,150	9,609,574

Provision for (benefit from) income taxes	(2,066,000)	5,573,000	3,507,000

Net income (loss)	($3,608,576)	$9,711,150	$6,102,574

Diluted earnings (loss) per share	($0.42)		$0.71

	For the Year Ended December 31, 2015

	GAAP as Reported	Adjustments	Adjusted Earnings

Revenue	$100,202,557	($13,393,109)	$86,809,448

Cost of sales	83,600,854	(16,400,878)	67,199,976

Gross profit	16,601,703	3,007,769	19,609,472

Selling, general and administrative expenses	7,636,148		7,636,148

Income from operations	8,965,555	3,007,769	11,973,324

Other expense, net	(958,562)		(958,562)

Income before provision for income taxes	8,006,993	3,007,769	11,014,762

Provision for income taxes	2,991,000	1,084,000	4,075,000

Net income	$5,015,993	$1,923,769	$6,939,762

Diluted earnings per share	$0.58		$0.81

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

Revenue generated from commercial contracts was $42,327,020 for the year ended December 31, 2015 compared to $36,849,806 for the year ended December 31, 2014, an increase of $5,477,214 or 14.9%. This increase is the result of an approximate $2.8 million increase in revenue on our Embraer Phenom 300 program and an approximate $5.1 million increase in our Honda program. These programs have progressed out of the low rate early stage into a more normal production phase. These increases were offset by small decreases in our G650 program and our Sikorsky S-92 programs.

During the year ended December 31, 2015, we received approximately $61.6 million of new contract awards, which included $13.3 million of government prime contract awards, approximately $14.1 million of government subcontract awards and approximately $34.2 million of commercial contract awards, compared to $92.9 million of new contract awards in 2014, which included $0.5 million in government prime contract awards, $67.1 million of government subcontract awards and $25.3 million of commercial contract awards. In September of last year we received a $65 million multi-year contract modification adding four additional years’ worth of E-2/C-2 wing kits.  This amount was entirely included in new contract awards for the 2014 period.  This means we will no longer receive annual purchase orders for our largest program as has been the case historically, making the comparison to last year less informative.

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

Factory overhead for the year ended December 31, 2015 was $16,431,764 compared to $15,350,942, an increase of $1,080,822 or 7.0%. This increase is the result of an increase of approximately $1,002,645 for employee benefits, predominantly increasing insurance rates, offset by decreases in indirect labor of $337,322 as we continue to improve the efficiency of our workforce.

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

Interest expense. Interest expense for the year ended December 31, 2015 was $918,129, compared to $794,428 for 2014, an increase of $123,701 or 15.6%. The increase in interest expense is the result of an increase in the average amount of outstanding debt during 2015 as compared to 2014.

Income (loss) from operations. We had income from operations for the year ended December 31, 2015 of $8,965,555 compared to a loss from operations of $37,032,919 for the year ended December 31, 2014 resulting predominantly from the A-10 change in estimate.

Provision for (benefit from) income taxes. Our historic effective tax rate has been between 30%-32% of taxable income. The rate has been below the statutory federal income tax rate of 34% because of our ability to utilize the domestic production activity deduction, available to companies that do manufacturing within the United States. Beginning in 2015, we are providing for state income taxes in states where, although we don’t have any property or full time employees, the historic method for the allocation of state income taxes, we do have sales and have employees present on at least a part time basis. As such the effective tax rate for 2015 is approximately 37%. We expect that future tax rates will approximate the 2015 effective tax rate.

Business Outlook

The statements in the “Business Outlook” section and other forward-looking statements of this Annual Report on Form 10-K are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times.

Liquidity and Capital Resources

General. At December 31, 2016, we had working capital of $70,595,485 compared to $67,292,917 at December 31, 2015, an increase of $3,302,568, or 4.9%.

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

At December 31, 2016, our cash balance was $1,039,586 compared to $1,002,023 at December 31, 2015, an increase of $37,563. Our accounts receivable balance at December 31, 2016 increased to $8,514,613 from $7,665,837 at December 31, 2015.

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

On March 24, 2016, the Company entered into a Credit Agreement with Bank United, N.A. as the sole arranger, administrative agent and collateral agent (the “BankUnited Facility”). The BankUnited Facility provides for a revolving credit loan commitment of $30 million and a $10 million term loan.  The proceeds of the BankUnited Facility were used to pay off all amounts outstanding under the Santander Term Loan and the Revolving Facility.  The term of the BankUnited Facility is through March of 2019. The revolving loan bears interest at a rate based upon a pricing grid, as defined in the agreement.  The range for LIBOR based loans is between 2.5% and 3.25% above the then applicable LIBOR rate.  The range of base rate loans is between the bank’s prime rate and 0.75% above the bank’s prime rate.

In connection with the BankUnited Facility, the Company terminated the Santander interest swap agreement.

On May 9, 2016, the Company entered into an amendment (the “Amendment”) to the BankUnited Facility. The Amendment changes the definition of EBITDA for the Leverage Coverage Ratio Covenant for the remainder of 2016 and changes the maximum leverage ratio to 3 to 1 to 3.5 to 1 for the quarters ending June 30, 2016 and September 30, 2016. Also, the Amendment increased the interest rate on the BankUnited Facility by 50 basis points and requires the repayment of a portion of the Term Loan in and to the extent that the Company receives any contract reimbursement payments from its current Request for Equitable Adjustment with Boeing on the A-10 program.

Also, in May 2016, the Company and BankUnited entered into a new interest rate swap with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt. The notional amount, maturity date, and currency of this contract match those of the underlying debt.

As of December 31, 2016, the Company was in compliance with all of the covenants contained in the Restated Agreement, as amended.

As of December 31, 2016, the Company had $22.4 million outstanding under the BankUnited Facility and as of December 31, 2015, the Company had $23.7 million outstanding under the Santander Revolving Facility.

We believe that our existing resources, together with the availability under our credit facility, will be sufficient to meet our current working capital needs for at least the next 12 months.

Contractual Obligations. The table below summarizes information about our contractual obligations as of December 31, 2016 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$9,666,667	$1,166,667	$8,500,000	—	—
Capital Lease Obligations	584,116	175,257	291,810	$117,049	—
Operating Leases	9,212,304	1,639,382	3,400,215	3,570,349	$602,358
Interest Rate Swap Agreement	13,685	—	13,685	—	—
Total Contractual Cash Obligations	$19,476,772	$2,981,306	$12,205,710	$3,687,398	$602,358

Inflation. Inflation historically has not had a material effect on our operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

There were no material changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and anticipates to continue to use this criteria in the future. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

As we reported in our annual report on form 10-K for the year ended December 31, 2015, as a result of the material weakness described below, the Company’s internal control over financial reporting was not effective as of December 31, 2015.

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness was identified as of December 31, 2015: due to an ongoing negotiation with one customer, the Company submitted a request for equitable adjustment (“REA”) on a contract, as allowed under the contract. During the fourth quarter of 2015, the Company initially concluded that it had sufficient documentation to recognize revenue based upon the REA. After further evaluation, management concluded that it did not have sufficient documentation to record such revenue and therefore its review controls over this REA were not adequate. During 2016 management implemented practices and procedures to address the foregoing material weakness, including more timely reviews of infrequently occurring transactions, such as an REA. Additionally, the Company increased the size and technical expertise of its accounting staff to evaluate all complex transactions on a more timely basis. As a result of these actions we have remediated the material weakness identified at December 31, 2015.

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, out internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
CPI Aerostructures, Inc.

We have audited CPI Aerostructures, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CPI Aerostructures, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CPI Aerostructures, Inc. has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2016 and 2015, and the related statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, of CPI Aerostructures, Inc. and our report dated March 8, 2017 expressed an unqualified opinion.

/s/ CohnReznick LLP

Jericho, New York

March 8, 2017

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

The information required by Items 10, 11, 12, 13 and 14 will be contained in our definitive proxy statement for our 2017 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Exchange Act, and incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	The following financial statements are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2016 and 2015

Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2016, 2015 and 2014

Statements of Shareholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014

Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014

Notes to Financial Statements

Exhibit Number	Name of Exhibit	No. in Document

3.1	Certificate of Incorporation of the Company, as amended. (1)	3.1
3.1(a)	Certificate of Amendment of Certificate of Incorporation filed on July 14, 1998. (2)	3.1(a)
3.2	Amended and Restated By-Laws of the Company. (5)	3.2
*10.11	Employment Agreement between Vincent Palazzolo and the Company, dated as of December 16, 2009. (4)	10.2
*10.12	Stock Option Agreement between the Company and Vincent Palazzolo, dated December 1, 2006. (3)	10.24
*10.19	Employment Agreement between Douglas McCrosson and the Company, dated as of December 16, 2009. (4)	10.3
10.20	Performance Equity Plan 2009 (6)
10.23	Agreement of Lease, dated June 30, 2011, between Heartland Boys II L.P. and CPI Aerostructures Inc. (7)	10.1
*10.26	Letter Amendment to Employment Agreement, dated November 4, 2011, from the Company to Vincent Palazzolo (8)	10.2
*10.27	Letter Amendment to Employment Agreement, dated November 4, 2011, from the Company to Douglas McCrosson (8)	10.3
10.31	Amended and Restated Credit Agreement, dated as of December 5, 2012, among CPI Aerostructures, Inc., the several lenders from time to time party thereto, and Sovereign Bank, N.A. (25)	10.1
14	Code of Business Conduct and Ethics (13)
**21	Subsidiaries of the Registrant

Exhibit Number	Name of Exhibit	No. in Document

**23.1	Consent of CohnReznick LLP
**31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management compensation contract or arrangement.
**	Filed herewith.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-49270) declared effective on September 16, 1992 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 1, 2006 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 21, 2009 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 2007 and incorporated herein by reference.
(6)	Included as Appendix A to the Company’s Proxy Statement filed on April 30, 2009.
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

We have audited the accompanying balance sheets of CPI Aerostructures, Inc. as of December 31, 2016 and 2015, and the related statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. CPI Aerostructures, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CPI Aerostructures, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CPI Aerostructures, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2017, expressed an unqualified opinion.

/s/ CohnReznick LLP

Jericho, New York

March 8, 2017

CPI AEROSTRUCTURES, INC.

BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash	$1,039,586	$1,002,023
Accounts receivable, net	8,514,613	7,665,837
Costs and estimated earnings in excess of billings on uncompleted contracts	99,578,526	102,622,387

Prepaid expenses and other current assets	2,155,481	1,065,473
Total current assets	111,288,206	112,355,720

Property and equipment, net	2,298,610	2,358,736
Deferred income taxes, net	3,952,598	1,890,000
Other assets	252,481	108,080
Total Assets	$117,791,895	$116,712,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,027,457	$18,379,469
Accrued expenses	1,386,147	1,057,682
Billings in excess of costs and estimated earnings on uncompleted contracts	115,337	175,438
Current portion of long-term debt	1,341,924	1,011,491
Contract loss	1,377,171	549,723
Line of credit	22,438,685	23,700,000
Income taxes payable	6,000	189,000
Total current liabilities	40,692,721	45,062,803

Long-term debt, net of current portion	8,860,724	483,961
Other liabilities	632,744	633,663
Total Liabilities	50,186,189	46,180,427

Commitments

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, 8,739,836 and 8,583,511 shares, respectively, issued and outstanding	8,738	8,584
Additional paid-in capital	52,824,950	52,137,384
Retained earnings	14,781,018	18,389,594
Accumulated other comprehensive loss	(9,000)	(3,453)

Total Shareholders’ Equity	67,605,706	70,532,109
Total Liabilities and Shareholders’ Equity	$117,791,895	$116,712,536

 SEE NOTES TO FINANCIAL STATEMENTS

CPI AEROSTRUCTURES, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years ended December 31,	2016	2015	2014

Revenue	$81,329,858	$100,202,557	$39,687,010

Cost of sales	77,010,940	83,600,854	69,411,709

Gross profit (loss)	4,318,918	16,601,703	(29,724,699)

Selling, general and administrative expenses	8,614,190	7,636,148	7,308,220
Income (loss) from operations	(4,295,272)	8,965,555	(37,032,919)

Other income (expense):
Interest/other income (expense)	(22,659)	(40,433)	145,072
Interest expense	(1,356,645)	(918,129)	(794,428)
Total other expense, net	(1,379,304)	(958,562)	(649,356)
Income (loss) before provision for (benefit from) income taxes	(5,674,576)	8,006,993	(37,682,275)

Provision for (benefit from) income taxes	(2,066,000)	2,991,000	(12,473,000)

Net income (loss)	(3,608,576)	5,015,993	(25,209,275)

Other comprehensive income (loss), net of tax
Change in unrealized (gain) loss-interest rate swap	(5,547)	6,263	11,399

Comprehensive income (loss)	($3,614,123)	$5,022,256	($25,197,876)
Income (loss) per common share-basic	($0.42)	$0.59	($2.98)

Income (loss) per common share-diluted	($0.42)	$0.58	($2.98)

Shares used in computing earnings (loss) per common share:
Basic	8,655,848	8,552,817	8,465,937
Diluted	8,655,848	8,579,986	8,465,937

 SEE NOTES TO FINANCIAL STATEMENTS

CPI AEROSTRUCTURES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2016, 2015 and 2014

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance at January 1, 2014	$8,410,493	$8,410	$50,381,348	$38,582,876	$(21,115)	$88,951,519
Net loss	—	—	—	(25,209,275)	—	(25,209,275)

Change in unrealized loss from interest rate swap	—	—	—	—	11,399	11,399
Common stock issued upon exercise of options	85,312	86	447,665	—	—	447,751
Common stock issued as employee compensation	4,750	5	57,992	—	—	57,997
Stock based compensation expense	—	—	467,765	—	—	467,765
Tax benefit from stock option plans	—	—	86,000	—	—	86,000
				—
Balance at December 31, 2014	8,500,555	8,501	51,440,770	13,373,601	(9,716)	64,813,156
Net income	—	—	—	5,015,993	—	5,015,993
Change in unrealized loss from interest rate swap	—	—	—	—	6,263	6,263
Common stock issued upon exercise of options	25,352	26	79,974	—	—	80,000
Common stock issued as employee compensation	6,255	6	59,417	—	—	59,423
Stock based compensation expense	51,349	51	524,223	—	—	524,274
Tax benefit from stock option plans	—	—	33,000	—	—	33,000

Balance at December 31, 2015	8,583,511	8,584	52,137,384	18,389,594	(3,453)	70,532,109
Net loss	—	—	—	(3,608,576)	—	(3,608,576)
Change in unrealized gain from interest rate swap	—	—	—	—	(5,547)	(5,547)
Common stock issued upon exercise of options	3,448	3	(3)	—	—	—
Common stock issued as employee compensation	98,645	97	163,354	—	—	163,451
Stock based compensation expense	54,232	54	524,215	—	—	524,269

Balance at December 31, 2016	8,739,836	$8,738	$52,824,950	$14,781,018	$(9,000)	$67,605,706

see notes to financial statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF CASH FLOWS

Years ended December 31,	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	($3,608,576)	$5,015,993	($25,209,275)
Adjustments to reconcile net income (loss)to net cash provided by (used in) operating activities:
Depreciation and amortization	661,921	854,063	763,736
Amortization of debt issue costs	61,320	—	—
Deferred rent	8,235	46,017	17,098
Stock-based compensation expense	524,269	524,274	467,765
Common stock issued as employee compensation	163,451	59,423	57,993
Loss on disposal of fixed asset	—	—	1,042
Deferred portion of provision for income taxes	(2,077,299)	2,659,000	(3,790,000)
Tax benefit for stock options	—	(33,000)	(86,000)
Bad debt expense	460,514	50,000	—
Changes in operating assets and liabilities:
(Increase in accounts receivable	(1,309,290)	(1,249,023)	(2,074,560)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	3,043,861	(23,568,248)	33,542,997
Increase in prepaid expenses and other current assets	(1,013,008)	(237,199)	(219,007)
(Increase) decrease in refundable income taxes	(77,000)	8,133,433	(8,138,322)
Increase (decrease) in accounts payable and accrued expenses	(4,023,547)	9,446,948	1,715,580
Increase in accrued losses on uncompleted contracts	827,448	153,541	396,182
(Decrease) increase in income taxes payable	(183,000)	220,822	(730,469)
Decrease in billings in excess of costs and estimated earnings on uncompleted contracts	(60,101)	(18,212)	(82,520)
Net cash (used in) provided by operating activities	(6,600,802)	2,057,832	(3,367,760)
Cash flows from investing activities:
Purchase of property and equipment	(136,320)	(209,718)	(602,924)

Net cash used in investing activities	(136,320)	(209,718)	(602,924)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	80,000	447,751
Payment of line of credit	(30,400,000)	(9,650,000)	(4,700,000)
Proceeds from line of credit	29,138,685	8,200,000	8,500,000
Payment of long-term debt	(1,710,145)	(1,013,998)	(1,024,263)
Proceeds from long-term debt	10,000,000	—	—
Debt issue costs	(253,855)	—	—
Tax benefit for stock options	—	33,000	86,000
Net cash provided by (used in) financing activities	6,774,685	(2,350,998)	3,309,488
Net increase (decrease) in cash	37,563	(502,884)	(661,196)
Cash at beginning of year	1,002,023	1,504,907	2,166,103
Cash at end of year	$1,039,586	$1,002,023	$1,504,907

Supplemental schedule of noncash investing and financing activities:

Equipment acquired under capital lease	$465,475	$247,881	$67,283
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$1,182,791	$1,000,403	$915,695
Cash paid for income taxes	$302,025	$351,275	$855,000

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

Revenue Recognition

The Company’s revenue is primarily recognized based on the percentage of completion method of accounting for its contracts measured by the percentage of total costs incurred to date to estimated total costs at completion for each contract. Contract costs include all direct material, labor costs, tooling and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Selling, general and administrative costs are charged to expense as incurred. Estimated losses on uncompleted contracts are recognized in the period in which such losses are determined. Changes in job performance may result in revisions to costs and income and are recognized in the period in which revisions are determined to be required. The percentage of completion method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods and, as a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by the Company during any reporting period. In accordance with industry practice, costs and estimated earnings in excess of billings on uncompleted contracts, included in the accompanying balance sheets, contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year. The Company’s recorded revenue may be adjusted in later periods in the event that the Company’s cost estimates prove to be inaccurate or a contract is terminated.

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

The long-term future of the A-10 has been uncertain since March 2014 when the U.S. Department of Defense released its 2015 Budget Request that called for the retirement of the entire A-10 fleet. More recent events have led the Company to conclude that the Company’s A-10 WRP will likely not continue to the full 242 aircraft as anticipated at the start of the program. The 2015 Department of Defense Appropriations Act passed by the United States House of Representatives on June 20, 2014 provides no funding for A-10 operations in U. S. Government fiscal year 2015 that commenced October 1, 2014. Further, this bill rescinds funding from the 2014 U. S. Department of Defense Budget that was to have been used for the procurement of additional wings for the A-10 in 2015.

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

During the three months ended March 31, 2016, and prior to the filing of the Company’s Form 10-K for the year ended December 31, 2015, the Company had information that the USAF was intending to increase the number of ship sets on order for the A-10. Because of the expectation that the USAF would increase its orders, the Company projected that its current order of A-l0 parts would not be cancelled before ship set 173. An increase in the number of ship sets on order would improve the Company’s estimated gross margin on the overall program. In the December 31, 2015 financial statements the Company did not alter gross margin of the program for this potential order, as the Company couldn’t determine if the realization of the new order was probable and that the improved margin would be realized.

In April 2016, the Company became aware that the USAF had reevaluated its position and as such had deferred any decision regarding increasing the orders on the A-10 program. These changes in position by the USAF were supported by communications from Boeing, the Company’s customer.

Based on the above facts, the Company believes that, it is not probable that there will be any future orders on the A-10 beyond the 173 currently on order. As a result of the information that management became aware of in April 2016, for the quarter ended March 31, 2016, the Company estimated that the A-10 program would run through the conclusion of its current purchase order with Boeing at ship set number 173. There is no justification for the deferral of any expenses incurred or expected to be incurred related to the contract under POC or any authoritative guidance in GAAP, nor is there any justification of increasing estimated revenue on the program as the recovery of such amounts is not deemed probable. The change in estimate resulted in a reduction of revenue of approximately $8.9 million in the quarter ended March 31, 2016.

In addition, the Company recognizes revenue for parts supplied for certain MRO contracts when parts are shipped.

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

Cash

The Company maintains its cash in three financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed these limits. As of December 31, 2016 and 2015, the Company had approximately $1,276,000 and $1,103,000, respectively, of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly credit worthy.

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

Short-Term Debt

The fair value of the Company’s short-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Using this method, the fair value of the Company’s short-term debt was not significantly different than the stated value at December 31, 2016 and 2015.

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

CPI AEROSTRUCTURES, INC.

Any ineffective portion of the gain or loss on the derivative instrument for a cash flow hedge is recorded in the results of operations immediately. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the results of operations immediately. See below for a discussion of the Company’s use of derivative instruments, management of credit risk inherent in derivative instruments and fair value information.

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

In May 2016, the Company entered into a new interest rate swap with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt. The notional amount, maturity date, and currency of this contract match those of the underlying debt. The Company has designated this interest rate swap contract as a cash flow hedge. The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item. As of December 31, 2016, we had a net deferred loss associated with cash flow hedges of approximately $13,700 due to the interest rate swap, which was included in Other Liabilities.

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

Fair Value

At December 31, 2016 and 2015, the fair values of cash, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments.

	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$32,689,467	$32,692,672	$25,195,452	$25,195,452

We estimated the fair value of debt using market quotes and calculations based on market rates.

CPI AEROSTRUCTURES, INC.

The following tables present the fair values of liabilities measured on a recurring basis as of December 31, 2016 and 2015:

		Fair Value Measurements 2016
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest Rate Swap	$13,685	—	$13,685	—
Total	$13,685	—	$13,685	—

		Fair Value Measurements 2015
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest Rate Swap	$4,453	—	$4,453	—
Total	$4,453	—	$4,453	—

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

As of December 31, 2016 and 2015, $13,685 and $4,453, respectively, was included in other liabilities related to the fair value of the Company’s interest rate swap, and $9,000 and $3,453, respectively, net of tax of $4,685 and $1,000, respectively, was included in Accumulated Other Comprehensive Loss.

Earnings Per Share

Basic earnings (loss) per common share is computed using the weighted-average number of shares outstanding. Diluted earnings (loss) per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. No incremental shares were used in the calculation of diluted loss per common share in 2016 and 2014, as the effect of incremental shares would be anti-dilutive. Incremental shares of approximately 85,000 were used in the calculation of diluted earnings per common share in 2015. Incremental shares of 184,983 were not included in the diluted earnings per share calculations at December 31, 2015, as their exercise price was in excess of the Company’s quoted market price and, accordingly, these shares are not assumed to be exercised for the diluted earnings (loss) per share calculation.

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

The Company does not have any liabilities for unrecognized tax benefits resulting from tax positions taken, or expected to be taken, in an income tax return. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. Uncertain tax positions are evaluated and adjusted as appropriate, while taking into account the progress of audits of various taxing jurisdictions.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In April 2015, the FASB proposed deferring the effective date of ASU 2014-09 for one year, and proposed some modifications to the original provisions. On July 9, 2015, the one year deferral of the effective date was approved and, as such, ASU 2014-09 is effective for the first quarter of fiscal year 2018 using either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor have they determined the effect of the standard on its ongoing financial reporting, but it expects to determine the effect in the second quarter of 2017.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718).” The intent of the updated guidance is to simplify the accounting for stock-based compensation. The updated guidance is effective for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the effect on its financial statements; however, the Company does not expect that this guidance will have a material effect on its financial statements.

CPI AEROSTRUCTURES, INC.

2.          COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

At December 31, 2016, costs and estimated earnings in excess of billings on uncompleted contracts (unbilled) consist of:

	U.S. Government	Commercial	Total
Costs incurred on uncompleted contracts	$341,003,461	$153,898,425	$494,901,886
Estimated earnings	39,638,231	58,346,518	97,984,749
	380,641,692	212,244,943	592,886,635
Less billings to date	331,277,942	162,145,504	493,423,446

Costs and estimated earnings in excess of billings on uncompleted contracts	$49,363,750	$50,099,439	$99,463,189

At December 31, 2015, costs and estimated earnings in excess of billings on uncompleted contracts (unbilled) consist of:

	U.S. Government	Commercial	Total

Costs incurred on uncompleted contracts	$349,458,368	$123,078,356	$472,536,724
Estimated earnings	62,718,792	49,539,299	112,258,091
	412,177,160	172,617,655	584,794,815
Less billings to date	353,601,903	128,745,963	482,347,866

Costs and estimated earnings in excess of billings on uncompleted contracts	$58,575,257	$43,871,692	$102,446,949

The above amounts are included in the accompanying balance sheets under the following captions at December 31, 2016 and 2015:

	2016	2015

Costs and estimated earnings in excess of billings on uncompleted contracts	$99,578,526	$102,622,387

Billings in excess of costs and estimated earnings on uncompleted contracts	(115,337)	(175,438)

Totals	$99,463,189	$102,446,949

CPI AEROSTRUCTURES, INC.

Unbilled costs and estimated earnings are billed in accordance with applicable contract terms. As of December 31, 2016, approximately $35 million of the balances above are not expected to be collected within one year. There are no amounts billed under retainage provisions.

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the years ended December 31, 2016, 2015 and 2014, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $1,667,000, $1,875,000 and $42,568,000, respectively, from that which would have been reported had the revised estimate been used as the basis of recognition of contract profits in prior years.

Although management believes it has established adequate procedures for estimating costs to complete on uncompleted open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion.

CPI AEROSTRUCTURES, INC.

3.	ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables as follows:

	December 31,
	2016	2015

Billed receivables	$9,050,127	$7,740,837
Less: allowance for doubtful accounts	(535,514)	(75,000)
	$8,514,613	$7,665,837

4.	PROPERTY AND EQUIPMENT

	December 31,		Estimated
	2016	2015	Useful Life (years)

Machinery and equipment	$2,289,175	$1,910,532	5 to 10
Computer equipment	3,417,701	3,326,594	5
Furniture and fixtures	610,323	610,323	7
Automobiles and trucks	13,162	13,162	5
Leasehold improvements	1,694,900	1,562,856	Lesser of lease term or 10 years
	8,025,261	7,423,467
Less accumulated depreciation and amortization	5,726,651	5,064,731
	$2,298,610	$2,358,736

Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 was $661,921, $854,063 and $763,736, respectively.

During the years ended December 31, 2016 and 2015, the Company acquired $465,475 and $247,881, respectively, of property and equipment under capital leases.

5.	LINE OF CREDIT

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

CPI AEROSTRUCTURES, INC.

As of December 31, 2016, the Company was in compliance with all of the financial covenants, contained in the Restated Agreement, as amended. As of December 31, 2016, the Company had $22.4 million outstanding under the Restated Agreement bearing interest at 4.25%.

The BankUnited Facility is secured by all of the Company’s assets.

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

The Santander interest swap agreement was terminated and the Santander Term Facility was paid off on March 24, 2016 using the proceeds of the BankUnited Facility. (See Note 5)

The Company paid approximately $254,000 of debt issuance costs in connection with the Bank United Facility of which approximately $144,000 is included in other assets and $48,000 is a reduction of long-term debt.

The Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the agreement, which matures on March 31, 2019. The maturities of the Term Loan are included in the maturities of long-term debt.

The maturities of the long-term debt (excluding unamortized debt issuance costs) are as follows:

Year ending December 31,

2017	$1,341,924
2018	1,982,296
2019	6,809,514
2020	105,473
2021	11,575
$10,250,782

Also included in long-term debt are capital leases and notes payable of $584,116 and $295,452 at December 31, 2016 and 2015, respectively, including a current portion of $175,257 and $111,491, respectively.

The cost of assets under capital leases was $1,829,450 and $1,363,977 at December 31, 2016 and 2015, respectively. Accumulated depreciation of assets under capital leases was approximately $1,157,000 and $971,000 at December 31, 2016 and 2015, respectively.

7.	COMMITMENTS

The Company leases an office and warehouse facility under a non-cancelable operating lease which expires in April, 2022. The aggregate future commitment under this agreement is as follows:

Year ending December 31,

2017	$1,639,382
2018	1,679,465
2019	1,720,751
2020	1,763,274
2021	1,807,074
Thereafter	602,358
$9,212,304

CPI AEROSTRUCTURES, INC.

Rent expense for the years ended December 31, 2016, 2015 and 2014 was $1,608,701, $1,608,701 and $1,608,702, respectively.

8	INCOME TAXES

The provision for (benefit from) income taxes consists of the following:

Year ended December 31,	2016	2015	2014
Current:
Federal	$—	$82,000	$(8,646,000)
Prior year under accrual	—	143,000	44,000
State	(51,000)	107,000	6,000

Deferred:
Federal	(2,015,000)	2,659,000	(3,877,000)
	$(2,066,000)	$2,991,000	$(12,473,000)

The difference between the income tax provision computed at the federal statutory rate and the actual tax provision (benefit) is accounted for as follows:

December 31,	2016	2015	2014

Taxes computed at the federal statutory rate	$(1,929,000)	$2,722,000	$(12,812,000)
State income tax, net	(34,000)	70,000	4,000
Prior year true-up	(3,000)	325,000	44,000
Research and development tax credit	(246,000)	(177,000)	(140,000)
Reduction in domestic production activity	—	—	893,000
AMT credit carryforward	—	—	(584,000)
Permanent differences	146,000	51,000	122,000
Provision for (benefit from) income taxes	$(2,066,000)	$2,991,000	$(12,473,000)

The components of deferred income tax assets and liabilities are as follows:

Deferred Tax Assets:	2016	2015
Interest rate swap	$9,000	$3,000
ASC 740 liability	—	33,000
Allowance for doubtful accounts	187,000	26,000
Credit carryforwards	1,548,000	1,303,000
Deferred rent	221,000	212,000
Stock options	295,000	626,000
Restricted stock	47,000	—
Charitable contributions carryforward	—	18,000
Net operating loss carryforward	5,057,000	1,006,000
Deferred Tax Assets	7,364,000	3,227,000

Deferred Tax Liabilities:
Prepaid expenses	130,000	156,000
Revenue recognition	2,807,000	606,000
Property and equipment	475,000	575,000
Deferred tax liabilities	3,412,000	1,337,000
Net Deferred Tax Assets	$3,952,000	$1,890,000

CPI AEROSTRUCTURES, INC.

The Company recognized, for income tax purposes, a tax benefit of $33,000 and $86,000 for the years ended December 31, 2015 and 2014, respectively, for compensation expense related to its stock option plan for which no corresponding charge to operations has been recorded. Such amounts have been added to additional paid-in capital in those years.

 At December 31, 2016, the Company has net operating loss carryforwards of approximately $14.6 million which will expire in 2031.

9.	STOCK BASED COMPENSATION

The Company accounts for compensation expense associated with stock options and restricted stock units (“RSUs”) based on the fair value of the options and units on the date of grant.

The Company used the modified transition method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of the fair value method.

The Company’s net income (loss) for the years ended December 31, 2016, 2015 and 2014, includes approximately $688,000, $524,000 and $468,000 of stock based compensation expense, respectively, for the grant of stock options and RSUs.

On January 1, 2016, the Company granted 53,882 RSUs to its board of directors as partial compensation for the 2016 year.

On August 2, 2016, the Company granted a total of 98,645 shares of common stock to various employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criterion are not achieved, portions of these shares may be forfeited. These shares will be expensed at various periods through March 2019 based upon the service and performance thresholds. For the year ended December 31, 2016, approximately $135,100 of compensation expense is included in selling, general and administrative expenses and approximately $28,400 of compensation expense is included in cost of sales for this grant.

The Company recorded reductions in income tax payable of approximately $325,000 and $513,000 for the years ended December 31, 2015 and 2014, respectively, as a result of the tax benefit upon exercise of options. The compensation expense related to the Company’s stock based compensation arrangements is recorded as a component of selling, general and administrative expenses. Cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized from options exercised (excess tax benefits) are classified as cash inflows from financing activities and cash inflows from operating activities.

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

The Company has 128,481 options available for grant under the 2009 Plan.

In 2016, the Company adopted the 2016 Long Term Incentive Plan (the “2016 Plan”). The 2016 Plan reserved 600,000 common shares for issuance, provided that no more than 200,000 common shares be granted as incentive stock options. Awards may be made or granted to employees, officers, directors and consultants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

CPI AEROSTRUCTURES, INC.

The Company has 452,033 shares available for grant under the 2016 Plan.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. The following weighted average assumptions were used for option grants during the year ended December 31, 2014:

2014
Risk-free interest rate	1.45%
Expected volatility	102.0%
Dividend yield	0%
Expected option term in years	5

The Company did not grant any stock options in 2016 or 2015. The risk free interest rate for the year ended December 31, 2014 is based on the five year U.S. Treasury note rate on the day of grant. The expected volatility computation for the year ended December 31, 2014 is based on the average of the volatility over the most recent five year period, which represents the Company’s estimate of expected volatility over the expected option term. The Company has never paid a dividend, and is not expected to pay a dividend in the foreseeable future, therefore the dividend yield is assumed to be zero. The Company assumes zero forfeitures of options.

A summary of the status of the Company’s stock option plans is as follows:

Fixed Options	Options	Weighted Average Exercise Price	Average remaining contractual term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	461,919	$9.80	2.28
Granted during period	43,064	14.67
Exercised	(155,000)	8.52

Outstanding at December 31, 2014	349,983	10.97	2.20
Granted during period	—	—
Exercised	(55,000)	8.00
Forfeited/Expired	(25,000)	14.08

Outstanding at December 31, 2015	269,983	11.29	1.71
Granted during period	—	—
Exercised	(25,000)	6.75
Forfeited/Expired	(95,517)	13.83

Outstanding at December 31, 2016	149,466	$10.43	1.58	$151,500

Vested at December 31, 2016	149,466	$10.43	1.58	$151,500

CPI AEROSTRUCTURES, INC.

The weighted-average fair value of each option granted during the years ended December 31, 2014, estimated as of the grant date using the Black-Scholes option valuation model was $10.86.

The Company’s stock options granted to non-employee directors vest immediately upon grant and have a maximum contractual term of five years. Stock options granted to employees vest over three years and have a maximum contractual term of ten years. The expected option term is calculated utilizing historical data of option exercises.

During the year ended December 31, 2016, no stock options were exercised for cash. During the same period, 25,000 options were exercised, pursuant to provisions of the stock option plan, where the Company received no cash and 21,552 shares of its common stock in exchange for the 25,000 shares issued in the exercise. The 21,552 shares that the Company received were valued at $168,750, the fair market value of the shares on the dates of exercise.

During the years ended December 31, 2015 and 2014, the Company recognized a tax benefit of $33,000 and $86,000, respectively, from the exercise of stock options.

The intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was approximately $27,000, $230,500 and $679,000, respectively.

The fair value of all options vested during the years ended December 31, 2016, 2015 and 2014 was approximately $151,000, $221,000 and $387,000, respectively.

10.	EMPLOYEE BENEFIT PLAN

On September 11, 1996, the Company’s board of directors instituted a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Code”). On October 1, 1998, the Company amended and standardized its plan as required by the Code. Pursuant to the amended plan, qualified employees may contribute a percentage of their pretax eligible compensation to the Plan and the Company will match a percentage of each employee’s contribution. Additionally, the Company has a profit-sharing plan covering all eligible employees. Contributions by the Company are at the discretion of management. The amount of contributions recorded by the Company in 2016, 2015 and 2014 amounted to $351,932, $422,334 and $355,428, respectively.

CPI AEROSTRUCTURES, INC.

11.	MAJOR CUSTOMERS

Four percent of revenue in 2016, 1% of revenue in 2015 and 2% of revenue in 2014 were directly to the U.S. government. Less than 10% and 1% of accounts receivable at December 31, 2016 and 2015, respectively, were from the U. S. Government.

In addition, in 2016, 36%, 29% and 11% of our revenue were to our three largest commercial customers, respectively. In 2015, 30%, 17%, 13% and 12% of our revenue were to our four largest commercial customers, respectively. At December 31, 2016, 35%, 24% and 17% of accounts receivable were from our three largest commercial customers. At December 31, 2015, 30%, 18% and 16% of accounts receivable were from our three largest commercial customers.

At December 31, 2016 and 2015, 1% of costs and estimated earnings in excess of billings on uncompleted contracts were from the U.S. Government.

At December 31, 2016, 33%, 26%, 12%, and 11% of costs and estimated earnings in excess of billings on uncompleted contracts were from our four largest commercial customers. At December 31, 2015, 26%, 23%, 13% and 11% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from our four largest commercial customers.

 In 2016, approximately 11% of our revenue was from a customer who is located outside the United States.

12.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The results of any single quarter are not necessarily indicative of the Company’s results for the full year. Earnings (loss) per share data is computed independently for each of the periods presented. As a result, the sum of the earnings per share amounts for the quarter may not equal the total for the year.

	Quarter ended
2016	March 31,	June 30,	September 30,	December 31,
Revenue	$12,670,032	$22,280,964	$22,110,829	$24,268,033
Gross Profit (loss)	(11,639,104)	5,034,001	5,024,368	5,899,653
Net Income (loss)	(9,220,220)	1,790,580	1,686,065	2,134,999
Income (loss) per common share
Basic	(1.07)	0.21	0.19	0.24
Diluted	(1.07)	0.21	0.19	0.24

2015
Revenue	$19,876,566	$21,944,320	$26,790,881	$31,590,790
Gross Profit	3,602,071	3,848,369	5,596,432	3,554,831
Net Income	928,120	990,108	2,446,085	651,680
Income per common share
Basic	0.11	0.12	0.29	0.08
Diluted	0.11	0.12	0.28	0.08

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 8, 2017	CPI AEROSTRUCTURES, INC.
(Registrant)

	By:	/s/ Vincent Palazzolo
Vincent Palazzolo Chief Financial Officer and Secretary (Principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric Rosenfeld	Chairman of the Board of Directors	March 8, 2017
Eric Rosenfeld

/s/ Douglas McCrosson	Chief Executive Officer and President	March 8, 2017
Douglas McCrosson

/s/ Vincent Palazzolo	Chief Financial Officer and Secretary (Principal financial and accounting officer)	March 8, 2017
Vincent Palazzolo

/s/ Walter Paulick	Director	March 8, 2017
Walter Paulick

/s/ Kenneth McSweeney	Director	March 8, 2017
Kenneth McSweeney

/s/ Harvey Bazaar	Director	March 8, 2017
Harvey Bazaar

/s/ Michael Faber	Director	March 8, 2017
Michael Faber

/s/ Terry Stinson	Director	March 8, 2017
Terry Stinson

/s/ Corey Bond	Director	March 8, 2017
Corey Bond