Form 10-Q
period 2017-03-31
CPI AEROSTRUCTURES INC
filed 2017-05-10
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⁭ No ☒

As of May 2, 2017 the number of shares of common stock, par value $.001 per share, outstanding was 8,832,650.

Part I - Financial Information

Item 1 – Condensed Financial Statements

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash	$430,956	$1,039,586
Accounts receivable, net of allowance for doubtful accounts of $535,514 as of March 31, 2017 and December 31, 2016	8,176,378	8,514,613
Costs and estimated earnings in excess of billings on uncompleted contracts	101,929,550	99,578,526
Prepaid expenses and other current assets	2,732,276	2,155,481

Total current assets	113,269,160	111,288,206

Property and equipment, net	2,175,211	2,298,610
Deferred income taxes, net	3,232,472	3,952,598
Other assets	236,437	252,481
Total Assets	$118,913,280	$117,791,895

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,750,482	$14,027,457
Accrued expenses	1,050,663	1,386,147
Billings in excess of costs and estimated earnings on uncompleted contracts	321,439	115,337
Current portion of long-term debt	1,585,373	1,341,924
Contract loss	904,665	1,377,171
Line of credit	24,938,685	22,438,685
Income tax payable	6,000	6,000

Total current liabilities	40,557,307	40,692,721

Long-term debt, net of current portion	8,452,899	8,860,724
Other liabilities	619,874	632,744

Total Liabilities	49,630,080	50,186,189

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, 8,817,120 and 8,739,836 shares, respectively, issued and outstanding	8,817	8,738
Additional paid-in capital	53,247,864	52,824,950
Retained earnings	16,030,319	14,781,018
Accumulated other comprehensive loss	(3,800)	(9,000)

Total Shareholders’ Equity	69,283,200	67,605,706

Total Liabilities and Shareholders’ Equity	$118,913,280	$117,791,895

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended
	March 31,
	2017	2016
	(Unaudited)

Revenue	$20,032,701	$12,670,032
Cost of sales	15,495,187	24,309,136

Gross profit (loss)	4,537,514	(11,639,104)
Selling, general and administrative expenses	2,163,878	2,720,383
Income (loss) from operations	2,373,636	(14,359,487)
Interest expense	390,335	275,733
Income (loss) before provision for (benefit from) income taxes	1,983,301	(14,635,220)

Provision for (benefit from) income taxes	734,000	(5,415,000)

Net income (loss)	1,249,301	(9,220,220)

Other comprehensive income, net of tax - Change in unrealized gain-interest rate swap	5,200	3,453

Comprehensive income (loss)	$1,254,501	($9,216,767)

Income (loss) per common share – basic	$0.14	$(1.07)

Income (loss) per common share – diluted	$0.14	$(1.07)

Shares used in computing income (loss) per common share:
Basic	8,781,292	8,596,538
Diluted	8,830,953	8,596,538

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance at January 1, 2016	8,583,511	$8,584	$52,137,384	$18,389,594	($3,453)	$70,532,109
Net loss	—	—	—	(9,220,220)	—	(9,220,220)
Change in unrealized loss from interest rate swap	—	—	—	—	3,453	3,453
Stock-based compensation expense	13,471	12	273,047	—	—	273,059
Balance at March 31, 2016	8,596,982	$8,596	$52,410,431	$9,169,374	$—	$61,588,401
Balance at January 1, 2017	8,739,836	$8,738	$52,824,950	$14,781,018	($9,000)	$67,605,706
Net income	—	—	—	1,249,301	—	1,249,301
Change in unrealized loss from interest rate swap	—	—	—	—	5,200	5,200
Stock-based compensation expense	77,284	79	422,914	—	—	422,993
Balance at March 31, 2017	8,817,120	$8,817	$53,247,864	$16,030,319	($3,800)	$69,283,200

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,	2017	2016
Cash flows from operating activities:
Net income (loss)	$1,249,301	$(9,220,220)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	149,926	194,067
Debt issue cost	21,392	—
Deferred rent	(7,670)	1,373
Loss on disposal of fixed asset	21,010	—
Stock-based compensation	422,993	273,059
Bad debt expense	—	395,749
Deferred income taxes	720,126	(5,415,000)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	338,235	(2,469,739)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(2,351,024)	9,738,353
Increase in prepaid expenses and other assets	(576,795)	(199,422)
Decrease in accounts payable and accrued expenses	(2,612,459)	(3,368,234)
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	206,102	(103,464)
Increase (decrease) in accrued losses on uncompleted contracts	(472,506)	4,609,491
Decrease in income taxes payable	—	(170,222)

Net cash used in operating activities	(2,891,369)	(5,734,209)

Cash flows used in investing activities:
Purchase of property and equipment	(90,017)	(89,737)
Proceeds from sale of fixed asset	42,480	—

Net cash used in investing activities	(47,537)	(89,737)
Cash flows from financing activities:
Payments on long-term debt	(169,724)	(1,238,560)
Proceeds from long-term debt	—	10,000,000
Proceeds from line of credit	3,000,000	26,238,685
Payments on line of credit	(500,000)	(29,200,000)
Debt issue costs paid	—	(153,855)

Net cash provided by financing activities	2,330,276	5,646,270

Net decrease in cash	(608,630)	(177,676)
Cash at beginning of period	1,039,586	1,002,023

Cash at end of period	$430,956	$824,347

Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Equipment acquired under capital lease	—	$232,575

Cash paid during the period for:
Interest	$389,615	$383,524
Income taxes	$13,888	$165,029

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.          INTERIM FINANCIAL STATEMENTS

The condensed financial statements of CPI Aerostructures, Inc. (the “Company”) as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The condensed balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected. Such adjustments are of a normal, recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

The Company maintains its cash in two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed these limits. As of March 31, 2017, the Company had $642,304 of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

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

During the three months ended March 31, 2016, the Company had information that the United States Air Force (“USAF”) was intending to increase the number of ship sets on order for the A-10. An increase in the number of ship sets on order would improve the Company’s estimated gross margin on the overall program.

In April 2016, the Company became aware that the USAF had reevaluated its position and as such had deferred any decision regarding increasing the orders on the A-10 program. These changes in position by the USAF were supported by communications from Boeing, the Company’s customer.

Based on the above facts, the Company believed that, it was not probable that there would be any future orders on the A-10 beyond the 173 currently on order. As a result of the information that management became aware of in April 2016, for the quarter ended March 31, 2016 the Company estimated that the A-10 program would run through the conclusion of its current purchase order with Boeing at ship set number 173. The change in estimate resulted in a reduction of revenue of approximately $8.9 million and an increase in cost of sales of approximately $4.6 million, for an aggregate charge of approximately $13.5 million.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard was to become effective for annual and interim periods in fiscal years beginning after December 15, 2016. In April 2015, the FASB proposed deferring the effective date of ASU 2014-09 for one year, and proposed some modifications to the original provisions. On July 9, 2015, the one year deferral of the effective date was approved, and as such ASU 2014-09 is effective for our first quarter of fiscal year 2018 using either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on it’s financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting, but expects to determine the effect in the second quarter of 2017.

In February of 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and nonlease components in a contract in accordance with the new revenue guidance in ASU 2014-09. The updated guidance is effective for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the effect on its financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

2.          stock-based compensation

The Company accounts for stock-based compensation based on the fair value of the stock or stock-based instrument on the date of grant.

In January 2017, the Company granted 59,395 restricted stock units (“RSUs) to its board of directors as partial compensation for the 2017 year. On January 1, 2016, the Company granted 53,882 RSUs to its board of directors as partial compensation for the 2016 year. RSUs vest quarterly on a straight-line basis over a one-year period. The Company’s net income (loss) for the three months ended March 31, 2017 and 2016 includes approximately $292,000 and $273,000, respectively, of non-cash compensation expense related to the RSU grants to the board of directors. This expense is recorded as a component of selling, general and administrative expenses. In addition, the Company granted 5,550 shares of common stock to various employees. For the three months ended March 31, 2017, approximately $13,300 of compensation expense is included in selling, general and administrative expenses and approximately $37,500 of compensation expense is included in cost of sales for this grant.

In August 2016 and March 2017, the Company granted 98,645 and 73,060 shares of common stock, respectively, to various employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criterion are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2021 based upon the service and performance thresholds. For the three months ended March 31, 2017, approximately $93,600 of compensation expense is included in selling, general and administrative expenses and approximately $19,700 of compensation expense is included in cost of sales for this grant. In March 2017, 12,330 of the shares granted in August of 2016 were forfeited because the Company failed to achieve certain performance criterion for the year ended December 31, 2016. In addition, on March 9, 2017, these employees returned 4,525 common shares, valued at approximately $33,000, to pay the employees’ withholding taxes.

A summary of the status of the Company’s stock option plans as of March 31, 2017 and changes during the three months ended March 31, 2017 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at beginning of period	149,466	$10.43

Outstanding and vested at end of period	149,466	$10.43	1.33	$5,250

During the three months ended March 31, 2017 and March 31, 2016, no stock options were granted or exercised.

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

In May 2016, the Company entered into a new interest rate swap with the objective of reducing its exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt. The notional amount, maturity date, and currency of this contract match those of the underlying debt. The Company has designated this interest rate swap contract as a cash flow hedge. The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item. As of March 31, 2017, we had a net deferred loss associated with the interest rate swap of approximately $5,000, which was included in other liabilities.

Fair Value

At March 31, 2017 and December 31, 2016, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	March 31, 2017
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$35,019,743	$35,019,743

	December 31, 2016
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$32,689,467	$32,689,467

We estimated the fair value of debt using market quotes and calculations based on market rates.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the fair values of those financial liabilities measured on a recurring basis as of March 31, 2017 and December 31, 2016:

		Fair Value Measurements March 31, 2017
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest Rate Swap	$4,814	—	$4,814	—
Total	$4,814	—	$4,814	—

		Fair Value Measurements December 31, 2016
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest Rate Swap	$13,685	—	$13,685	—
Total	$13,685	—	$13,685	—

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	March 31, 2017
	U.S
	Government	Commercial	Total

Costs incurred on uncompleted contracts	$350,245,484	$160,200,864	$510,446,348
Estimated earnings	41,604,960	59,384,245	100,989,205
Sub-total	391,850,444	219,585,109	611,435,553
Less billings to date	340,937,961	168,889,481	509,827,442

Costs and estimated earnings in excess of billings on uncompleted contracts	$50,912,483	$50,695,628	$101,608,111

	December 31, 2016
	U.S.
	Government	Commercial	Total

Costs incurred on uncompleted contracts	$341,003,461	$153,898,425	$494,901,886
Estimated earnings	39,638,231	58,346,518	97,984,749
Sub-total	380,641,692	212,244,943	592,886,635
Less billings to date	331,277,942	162,145,504	493,423,446

Costs and estimated earnings in excess of billings on uncompleted contracts	$49,363,750	$50,099,439	$99,463,189

The above amounts are included in the accompanying condensed balance sheets under the following captions at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Costs and estimated earnings in excess of billings on uncompleted contracts	$101,929,550	$99,578,526
Billings in excess of costs and estimated earnings on uncompleted contracts	(321,439)	(115,337)

Totals	$101,608,111	$99,463,189

U.S. Government Contracts include contracts directly with the U.S. Government and Government subcontracts.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the three months ended March 31, 2017, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $1,275,000 from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in prior years, excluding the effect of the A-10 contract. During the three months ended March 31, 2016, the effect of such revisions was a decrease to total gross profit of approximately $1,320,000.

Although management believes it has established adequate procedures for estimating costs to uncompleted open contracts, it is possible that additional significant costs could occur on contracts prior to completion.

5.           income (Loss) PER COMMON SHARE

Basic income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per common share for the three month period ended March 31, 2017 is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, as well as unvested RSUs. Potentially dilutive shares of 78,865 were used in the calculation of diluted income per common share in the three months ended March 31, 2017. Potentially dilutive shares of 114,466 were not used in the calculation of diluted income per common share in the three month period ended March 31, 2017, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive. No potentially dilutive shares were used in the calculation of diluted income per common share in the three month period ended March 31, 2016, as the effect of incremental shares would be anti-dilutive.

6.           Line of credit

On December 5, 2012, the Company entered into an Amended and Restated Credit Agreement (“Restated Agreement”) with Sovereign Bank, now called Santander Bank, N.A. (“Santander”), as the sole arranger, administrative agent and collateral agent, and Valley National Bank. The Restated Agreement provided for a revolving credit loan (“Revolving Facility”) commitment of $35 million and was terminated in March 2016.

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

As of March 31, 2017, the Company was in compliance with all of the financial covenants contained in the BankUnited Facility, as amended.

As of March 31, 2017, the Company had $24.9 million outstanding under the Revolving Loan bearing interest at 4.75%.

The BankUnited Facility is secured by all of the Company’s assets.

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

The Santander interest swap agreement was terminated and the Santander Term Facility was paid off on March 24, 2016 using the proceeds of the BankUnited Facility. (See Note 6)

In May 2016, the Company entered into a new interest rate swap with the objective of reducing its exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt. The notional amount, maturity date and currency of this contract match those of the underlying debt. The Company has designated this interest rate swap contract as a cash flow hedge.

The Company paid approximately $254,000 of debt issuance costs in connection with the BankUnited Facility of which approximately $128,000 is included in other assets and $43,000 is a reduction of long-term debt.

The Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the agreement, which matures on March 31, 2019.

The maturities of long-term debt (excluding unamortized debt issuance costs) are as follows:

Twelve months ending March 31,
2018	$1,585,373
2019	2,108,692
2020	6,305,962
2021	76,823
Thereafter	4,208
$10,081,058

In addition to the Term Loan, included in long-term debt are capital leases and notes payable of $539,392. In addition, there is a current portion of $168,706.

8.          MAJOR CUSTOMERS

During the three months ended March 31, 2017, the Company’s two largest commercial customers accounted for 36% and 25% of revenue. During the three months ended March 31, 2016, the Company’s three largest commercial customers accounted for 33%, 28% and 8% of revenue. In addition, during the three months ended March 31, 2017 and 2016, 1.0% and 0.0%, respectively, of revenue was directly from the U.S. Government.

At March 31, 2017, 33%, 26%, 12% and 10% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from the Company’s four largest commercial customers. At December 31, 2016, 33%, 26%, 12% and 11% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from the Company’s four largest commercial customers.

At both March 31, 2017 and December 31, 2016, 1% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were directly from the U.S. Government.

At March 31, 2017, 32%, 32%, 11% and 11% of our accounts receivable were from our four largest commercial customers. At December 31, 2016, 35%, 24% and 17% of accounts receivable were from our three largest commercial customers.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Condensed Financial Statements and notes thereto contained in this report.

Forward Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2016 and Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Marketing and New Business

From the beginning of the current fiscal year through March 31, 2017, we received approximately $5.1 million of new contract awards compared to $14.1 million in the same period of 2016. Through March 31, 2017, we received $0.5 million in prime contracts directly from the US Government compared to $0.5 million in the same period of 2016. We received $2.4 million in government subcontract awards through the three month period ended March 31, 2017 compared to $1.9 million during the same period in 2016. Finally, through March 31, 2017 we have received $2.2 million in commercial subcontract awards as compared to $11.7 million in the same period in 2016. We believe that the decrease in new contract awards is partially the result of the current congressional continuing resolution, which we believe has caused the department of defense and defense contractors to hold back making new contract awards.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our total backlog as of March 31, 2017 and December 31, 2016 was as follows:

Backlog (Total)	March 31, 2017	December 31, 2016
Funded	$96,975,000	$94,540,000
Unfunded	303,849,000	321,744,000
Total	$400,824,000	$416,284,000

Approximately 78% of the total amount of our backlog at March 31, 2017 was attributable to government contracts. Our backlog attributable to government contracts at March 31, 2017 and December 31, 2016 was as follows:

Backlog (Government)	March 31, 2017	December 31, 2016
Funded	$90,929,000	$92,189,000
Unfunded	223,326,000	229,543,000
Total	$314,255,000	$321,732,000

Our backlog attributable to commercial contracts at March 31, 2017 and December 31, 2016 was as follows:

Backlog (Commercial)	March 31, 2017	December 31, 2016
Funded	$6,046,000	$2,351,000
Unfunded	80,523,000	92,201,000
Total	$86,569,000	$94,552,000

Our unfunded backlog is primarily comprised of the long-term contracts for the G650, E-2D, F-16, T-38, F-35, HondaJet Light Business Jet, Bell AH-1Z, Cessna Citation X+, Sikorsky S-92 and Embraer Phenom 300. These long-term contracts are expected to have yearly orders, which will be funded in the future.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

Revenue for the three months ended March 31, 2017 was $20,032,701 compared to $12,670,032 for the same period last year, an increase of $7,362,669 or 58.1%.

During the three months ended March 31, 2016, the Company had information that the United States Air Force (“USAF”) was intending to increase the number of ship sets on order for the A-10. An increase in the number of ship sets on order would improve the Company’s estimated gross margin on the overall program.

In April 2016, the Company became aware that the USAF had reevaluated its position and as such had deferred any decision regarding increasing the orders on the A-10 program. These changes in position by the USAF were supported by communications from Boeing, the Company’s customer.

Based on the above facts, the Company believed that, it was not probable that there would be any future orders on the A-10 beyond the 173 currently on order. As a result of the information that management became aware of in April 2016, for the quarter ended March 31, 2016 the Company estimated that the A-10 program would run through the conclusion of its current purchase order with Boeing at ship set number 173. The change in estimate resulted in a reduction of revenue of approximately $8.9 million in the quarter ended March 31, 2016.

In addition to the change in estimate adjustment to revenue in the quarter ended March 31, 2016, which caused military revenue to be unusually low in that year, military revenue in 2017 increased by approximately $1.4 million as we have begun shipping on our F-16 program.

Revenue from commercial subcontracts was $7,387,244 for the three months ended March 31, 2017 compared to $10,581,948 for the three months ended March 31, 2016, a decrease of $3,194,704 or 30.2%. This decline is predominately the result of a $1.6 million decline in revenue on our Embraer Phenom program, as we have completed the retrofit of all old Phenom’s and are now working only on new production units, a $600,000 decline in revenue on our Cessna Citation X+ program, as we have completed all orders and are awaiting new orders on our long-term agreement with Cessna, a $500,000 decline in revenue on our HondaJet program and a $500,000 decline in revenue on our G650 program, as we have reached low points in the normal shipping cycles on these programs.

Inflation historically has not had a material effect on our operations.

Cost of sales

Cost of sales for the three months ended March 31, 2017 and 2016 was $15,495,187 and $24,309,136, respectively, a decrease of $8,813,949 or 36.3%. The change in estimate on the A-10 program, described above, resulted in an increase in cost of sales of approximately $4.6 million in March of 2016.

The components of the cost of sales were as follows:

	Three months ended
	March 31, 2017	March 31, 2016

Procurement	$9,840,062	$13,302,533
Labor	1,874,543	2,294,461
Factory Overhead	4,253,088	4,181,376
Other contract costs (credits)	(472,506)	4,530,766

Cost of Sales	$15,495,187	$24,309,136

Other contract costs (credit) for the three months ended March 31, 2017 was ($472,506) compared to $4,530,766, a decrease of $5,003,272. Other contract costs relate to expenses recognized for changes in estimates and expenses predominately associated with loss contracts. Other contract costs are comprised predominantly of charges related to the change in estimate on the A-10 program in 2016. In the three months ended March 31, 2017 other contract costs are a credit, as we have incurred actual expenses on our A-10 program that had been previously recognized as part of the change in estimate charge.

Procurement for the three months ended March 31, 2017 was $9,840,062 compared to $13,302,533, a decrease of $3,462,471 or 26.0%. This decrease is a result of a $1.7 million decrease in procurement on our E-2D program, as we are shipping parts from stock and lowering inventory on this program, as well as an approximately $2 million decrease in procurement on the commercial programs described above.

Labor costs for the three months ended March 31, 2017 was $1,874,543 compared to $2,294,461, a decrease of $419,918 or 18.3%. The decrease is the result of approximately $110,000 decrease in the commercial programs described above, as well as $310,000 decrease in military programs.

Factory overhead for the three months ended March 31, 2017 was $4,253,088 compared to $4,181,376, an increase of $71,712 or 1.7%.

Gross Profit (Loss)

Gross profit for the three months ended March 31, 2017 was $4,537,514 compared to a loss of $11,639,104 for the three months ended March 31, 2016, an increase of $16,176,618, predominately the result of the change in estimate on the A-10 program in the three month ended March 31, 2016.

Favorable/Unfavorable Adjustments to Gross Profit (Loss)

During the three months ended March 31, 2017 and 2016, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in decreases in total gross profit as follows:

	Three months ended

	March 31, 2017	March 31, 2016

Favorable adjustments	$211,000	$121,000
Unfavorable adjustments	(1,486,000)	(1,441,000)
Net adjustments	$(1,275,000)	$(1,320,000)

During the three months ended March 31, 2017 we had two contracts which had an approximately $659,000 and $436,000 of unfavorable adjustments caused by changing estimates on a long-term program that we are working with the customer to agree to contract extensions and expect to have to decrease our selling price. There were no other material changes favorable or unfavorable during the three months ended March 31, 2017.

During the three months ended March 31, 2016 we had one contract which had an approximately $250,000 unfavorable adjustment caused by excess labor and procurement costs due to difficulty in the manufacturing process. In addition, we had an approximate $172,000 unfavorable adjustment on one contract that was canceled by the government. Also, we had three contracts that each had between $150,000 and $180,000 (cumulatively $504,000) of unfavorable adjustments caused by excess labor costs incurred.

In addition to the above mentioned unfavorable adjustments, in 2016 we had the unfavorable adjustment of approximately, $13.5 million related to the A-10 program described previously.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2017 were $2,163,878 compared to $2,720,383 for the three months ended March 31, 2016, a decrease of $556,505, or 20.5%. This change was predominantly the result of a decrease of approximately $270,000 in professional fees because of the extended audit CPI had in 2016 and a decrease of approximately $395,000 in loss on unrealized receivables.

Income (Loss) Before Provision for (Benefit from) Income Taxes

Income before provision for income taxes for the three months ended March 31, 2017 was $1,983,301 compared to loss before benefit from income taxes of $14,635,220 for the same period last year, an increase of $16,618,521, predominately the result of the change in estimate on the A-10 program.

Provision for (Benefit from) Income Taxes

Provision for income taxes was $734,000 for the three months ended March 31, 2017, compared to benefit from income taxes of $5,415,000 for the three months ended March 31, 2016. The effective tax rate at March 31, 2017 was 37%. The benefit from income taxes recognized in the three months ending March 31, 2016, resulted in the booking of a deferred tax asset. At December 31, 2016, the Company had net operating loss carryforwards of approximately $14.6 million which will expire in 2031. Our historical tax rates have been below the federal statutory rate because of the effect of permanent differences between book and tax deductions, predominately the R&D tax credit and the domestic production activity deduction. Beginning at December 31, 2015, we began to accrue taxes in states where were previously did not have nexus. This has increased the effective tax rate to between 35%-37%.

Net Income (Loss)

Net income for the three months ended March 31, 2017 was $1,249,301 or $0.14 per basic share, compared to a loss of $9,220,220 or $1.07 per basic share, for the same period last year. Diluted income per share was $0.14 for the three months ended March 31, 2017 calculated utilizing 8,830,953 weighted average shares outstanding. Basic and diluted income per share for the three months ended March 31, 2016 were the same as effects of outstanding options would be anti-dilutive.

Liquidity and Capital Resources

General

At March 31, 2017, we had working capital of $72,711,853 compared to $70,595,485 at December 31, 2016, an increase of $2,116,368 or 3.0%.

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

At March 31, 2017, we had a cash balance of $430,956 compared to $1,039,586 at December 31, 2016.

Our costs and estimated earnings in excess of billings increased by approximately $2.3 million during the three months ended March 31, 2017.

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

We believe that our existing resources, together with the availability under our credit facility, will be sufficient to meet our current working capital needs for at least 12 months from the date of the filing of our Form 10-Q.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Facilities

Credit Agreement and Term Loan

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

As of March 31, 2016, the Company was not in compliance with the net profit, Debt Service Coverage, and Leverage Coverage Ratio financial covenants contained in the BankUnited Facility, which non-compliance was waived (the “Waiver”) by the banks. On May 9, 2016 the Company entered into an amendment (the “Amendment”) to the BankUnited Facility which, among other things, provided for the Waiver. In addition, the Amendment changes the definition of EBITDA for the Leverage Coverage Ratio Covenant for the remainder of 2016 and changes the maximum leverage ratio from 3 to 1 to 3.5 to 1 for the quarters ending June 30, 2016 and September 30, 2016. Also, the Amendment increased the interest rate on the BankUnited Facility by 50 basis points and requires the repayment of a portion of the Term Loan if and to the extent that the Company receives any contract reimbursement payments from its current REA with Boeing on the A-10 program.

As of March 31, 2017, the Company had $24.9 million outstanding under the Revolving Loan bearing interest at 4.75%.

The BankUnited Revolving Facility is secured by all of our assets.

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

In May 2016, the Company entered into a new interest rate swap with the objective of reducing its exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt. The notional amount, maturity date, and currency of this contract match those of the underlying debt. The Company has designated this interest rate swap contract as a cash flow hedge.

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

Based on an evaluation of the Company’s disclosure controls and procedures as of March 31, 2017 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II: Other Information

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

Material risks related to our business, financial condition and results of operations are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 8, 2017.  There have been no material changes to such risk factors.  The risk factors disclosed in our Annual Report should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities for the three months ended March 31, 2017.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit 31.1	Section 302 Certification by Chief Executive Officer and President
Exhibit 31.2	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
Exhibit 32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
Exhibit 101	The following financial information from CPI Aerostructures, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheet, (ii) the Condensed Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Statement of Shareholder’s Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to the Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: May 10, 2017	By.	/s/ Douglas J. McCrosson
Douglas J. McCrosson
Chief Executive Officer and President

Dated: May 10, 2017	By.	/s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer (Principal Accounting Officer)

