Form 10-Q
period 2017-06-30
CPI AEROSTRUCTURES INC
filed 2017-08-09
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2017

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

As of August 2, 2017 the number of shares of common stock, par value $.001 per share, outstanding was 8,846,818.

Part I - Financial Information

Item 1 – Condensed Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash	$1,115,297	$1,039,586
Accounts receivable, net of allowance for doubtful accounts of $0 as of June 30, 2017 and $535,514 as of December 31, 2016	6,340,429	8,514,613
Costs and estimated earnings in excess of billings on uncompleted contracts	101,692,410	99,578,526
Prepaid expenses and other current assets	2,495,507	2,155,481

Total current assets	111,643,643	111,288,206

Property and equipment, net	2,081,045	2,298,610
Deferred income taxes, net	2,797,066	3,952,598
Other assets	220,392	252,481
Total Assets	$116,742,146	$117,791,895

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,126,997	$14,027,457
Accrued expenses	1,314,154	1,386,147
Billings in excess of costs and estimated earnings on uncompleted contracts	922,832	115,337
Current portion of long-term debt	1,745,492	1,341,924
Contract loss	489,598	1,377,171
Line of credit	24,238,685	22,438,685
Income tax payable	6,000	6,000

Total current liabilities	37,843,758	40,692,721

Long-term debt, net of current portion	7,963,325	8,860,724
Other liabilities	613,204	632,744

Total Liabilities	46,420,287	50,186,189

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares,
8,832,649 and 8,739,836 shares, respectively, issued and outstanding	8,833	8,738
Additional paid-in capital	53,521,860	52,824,950
Retained earnings	16,795,966	14,781,018

Accumulated other comprehensive loss	(4,800)	(9,000)

Total Shareholders’ Equity	70,321,859	67,605,706

Total Liabilities and Shareholders’ Equity	$116,742,146	$117,791,895

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Revenue	$16,731,951	$22,280,964	$36,764,652	$34,950,997
Cost of sales	13,048,203	17,246,963	28,543,390	41,556,100

Gross profit (loss)	3,683,748	5,034,001	8,221,262	(6,605,103)
Selling, general and administrative expenses	2,002,198	1,868,787	4,166,076	4,589,170
Income (loss) from operations	1,681,550	3,165,214	4,055,186	(11,194,273)
Interest expense	465,903	323,634	856,238	599,367
Income (loss) before provision for (benefit from) income taxes	1,215,647	2,841,580	3,198,948	(11,793,640)

Provision for (benefit from) income taxes	450,000	1,051,000	1,184,000	(4,364,000)

Net income (loss)	765,647	1,790,580	2,014,948	(7,429,640)

Other comprehensive income (loss) net of tax - Change in unrealized gain (loss) interest rate swap	(1,000)	(73,936)	4,200	(70,483)

Comprehensive income (loss)	$764,647	$1,716,644	$2,019,148	$(7,500,123)

Income (loss) per common share – basic	$0.09	$0.21	$0.23	$(0.86)

Income (loss) per common share – diluted	$0.09	$0.21	$0.23	$(0.86)

Shares used in computing income (loss) per common share:
Basic	8,832,478	8,610,453	8,806,942	8,603,495
Diluted	8,865,055	8,637,393	8,840,309	8,603,495

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance at January 1, 2016	8,583,511	$8,584	$52,137,384	$18,389,594	$(3,453)	$70,532,109
Net loss	—	—	—	(7,429,640)	—	(7,429,640)
Loss on settlement of interest rate swap and reclassification into earnings	—	—	—	—	3,453	3,453
Change in unrealized loss from interest rate swap	—	—	—	—	(73,936)	(73,936)
Stock-based compensation expense	26,942	25	415,025	—	—	415,050

Balance at June 30, 2016	8,610,453	$8,609	$52,552,409	$10,959,954	($73,936)	$63,447,036

Balance at January 1, 2017	8,739,836	$8,738	$52,824,950	$14,781,018	($9,000)	$67,605,706
Net income	—	—	—	2,014,948	—	2,014,948
Change in unrealized loss from interest rate swap	—	—	—	—	4,200	4,200
Stock-based compensation expense	92,813	95	696,910	—	—	697,005
Balance at June 30, 2017	8,832,649	$8,833	$53,521,860	$16,795,966	($4,800)	$70,321,859

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended June 30,	2017	2016
Cash flows from operating activities:
Net income (loss)	$2,014,948	$(7,429,640)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	302,032	388,311
Debt issue costs	42,786	—
Deferred rent	(15,340)	3,432
Loss on disposal of fixed asset	21,010	—
Stock-based compensation	697,005	415,050
Bad debt expense	—	395,749
Deferred income taxes	1,155,532	(4,364,000)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	2,174,184	(2,441,150)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(2,113,884)	8,632,365
Increase in prepaid expenses and other assets	(340,026)	(293,549)
Decrease in accounts payable and accrued expenses	(4,972,453)	(5,653,060)
Increase in billings in excess of costs and estimated earnings on uncompleted contracts	807,495	202,739
Increase (decrease) in accrued losses on uncompleted contracts	(887,573)	2,990,337
Decrease in income taxes payable	—	(173,673)

Net cash used in operating activities	(1,114,284)	(7,327,089)

Cash flows used in investing activities:
Purchase of property and equipment	(147,957)	(93,753)
Proceeds from sale of fixed asset	42,480	—

Net cash used in investing activities	(105,477)	(93,753)

Cash flows from financing activities:
Payments on long-term debt	(504,528)	(1,352,204)
Proceeds from long-term debt	—	10,000,000
Proceeds from line of credit	3,000,000	28,238,685
Payments on line of credit	(1,200,000)	(29,500,000)
Debt issue costs paid	—	(153,856)

Net cash provided by financing activities	1,295,472	7,232,625

Net increase (decrease) in cash	75,711	(188,217)
Cash at beginning of period	1,039,586	1,002,023

Cash at end of period	$1,115,297	$813,806

Supplemental disclosures of cash flow information:
Noncash investing and financing activities:

Equipment acquired under capital lease	—	$232,575

Cash paid during the period for:
Interest	$795,151	$411,883
Income taxes	$28,468	$201,932

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.       INTERIM FINANCIAL STATEMENTS

The condensed financial statements of CPI Aerostructures, Inc. (the “Company”) as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected. Such adjustments are of a normal, recurring nature.

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

The Company maintains its cash in two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed these limits. As of June 30, 2017, the Company had $1,147,448 of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

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

During the three months ended March 31, 2016 the Company had information that the United States Air Force (“USAF”) was intending to increase the number of ship sets on order for the A-10. An increase in the number of ship sets on order would improve the Company’s estimated gross margin on the overall program.

In April 2016, the Company became aware that the USAF had reevaluated its position and, as such, had deferred any decision regarding increasing the orders on the A-10 program. These changes in position by the USAF were supported by communications from Boeing, the Company’s customer.

Based on the above facts, the Company believed that it was not probable that there would be any future orders on the A-10 beyond the 173 currently on order. As a result of the information that management became aware of in April 2016, for the quarter ended March 31, 2016, the Company estimated that the A-10 program would run through the conclusion of its current purchase order with Boeing at ship set number 173. The change in estimate resulted in a reduction of revenue of approximately $8.9 million and an increase in cost of sales of approximately $4.6 million, for an aggregate charge of approximately $13.5 million.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The fundamental principles of the guidance are that entities should recognize revenue in a manner that reflects the timing of transfer of goods and services to customers and the amount of revenue recognized reflects the consideration that an entity expects to receive for the goods and services provided. Entities have the option of using either a full retrospective or modified retrospective approach, with the new standard required to be adopted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Our project implementation team, with the assistance of a third-party consultant, has been evaluating the impact of the new guidance on our financial statements. Based on our preliminary assessment, we believe that the new standard will have an impact primarily on the recognition of revenue related to distinct deliverables, as defined in the standard, within a long term multi-deliverable contract. We continue to review potential required disclosures and our method of adoption. In addition, we continue to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact our current conclusions. The Company will adopt the new standard on its effective date.

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

In January 2017, the Company granted 59,395 restricted stock units (“RSUs) to its board of directors as partial compensation for the 2017 year. On January 1, 2016, the Company granted 53,882 RSUs to its board of directors as partial compensation for the 2016 year. RSUs vest quarterly on a straight-line basis over a one-year period. The Company’s net income (loss) for the six months ended June 30, 2017 and 2016 includes approximately $440,000 and $415,000, respectively, of non-cash compensation expense related to the RSU grants to the board of directors. This expense is recorded as a component of selling, general and administrative expenses. In addition, the Company granted 5,550 shares of common stock to various employees. For the six months ended June 30, 2017, approximately $13,300 of compensation expense is included in selling, general and administrative expenses and approximately $37,500 of compensation expense is included in cost of sales for this grant.

In August 2016 and March 2017, the Company granted 98,645 and 73,060 shares of common stock, respectively, to various employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criterion are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2021 based upon the service and performance thresholds. For the six months ended June 30, 2017, approximately $197,400 of compensation expense is included in selling, general and administrative expenses and approximately $41,600 of compensation expense is included in cost of sales for this grant. In March 2017, 12,330 of the shares granted in August of 2016 were forfeited because the Company failed to achieve certain performance criterion for the year ended December 31, 2016. In addition, on March 9, 2017, these employees returned 4,525 common shares, valued at approximately $33,000, to pay the employees’ withholding taxes.

A summary of the status of the Company’s stock option plans as of June 30, 2017 and changes during the six months ended June 30, 2017 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of period	149,466	$10.43

Outstanding and vested at end of period	149,466	$10.43	1.08	$130,500

During the six months ended June 30, 2017 and June 30, 2016, no stock options were granted or exercised.

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

In May 2016, the Company entered into a new interest rate swap with the objective of reducing its exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt. The notional amount, maturity date, and currency of this contract match those of the underlying debt. The Company has designated this interest rate swap contract as a cash flow hedge. The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item. As of June 30, 2017 and December 31, 2016, we had a net deferred loss associated with the interest rate swap of approximately $6,600, which was included in other liabilities.

Fair Value

At June 30, 2017 and December 31, 2016, the fair values of cash, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments.

	June 30, 2017
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$33,984,940	$33,984,940

	December 31, 2016
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$32,689,467	$32,689,467

We estimated the fair value of debt using market quotes and calculations based on market rates.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the fair values of those financial liabilities measured on a recurring basis as of June 30, 2017 and December 31, 2016:

		Fair Value Measurements June 30, 2017
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$6,581	—	$6,581	—
Total	$6,581	—	$6,581	—

		Fair Value Measurements December 31, 2016
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$13,685	—	$13,685	—
Total	$13,685	—	$13,685	—

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	June 30, 2017
	U.S
	Government	Commercial	Total

Costs incurred on uncompleted contracts	$357,970,228	$165,341,508	$523,311,736
Estimated earnings	40,585,938	61,086,808	101,672,746
Sub-total	398,556,166	226,428,316	624,984,482
Less billings to date	349,494,171	174,720,733	524,214,904

Costs and estimated earnings in excess of billings on uncompleted contracts	$49,061,995	$51,707,583	$100,769,578

	December 31, 2016
	U.S.
	Government	Commercial	Total
Costs incurred on uncompleted contracts	$341,003,461	$153,898,425	$494,901,886
Estimated earnings	39,638,231	58,346,518	97,984,749
Sub-total	380,641,692	212,244,943	592,886,635
Less billings to date	331,277,942	162,145,504	493,423,446

Costs and estimated earnings in excess of billings on uncompleted contracts	$49,363,750	$50,099,439	$99,463,189

The above amounts are included in the accompanying condensed balance sheets under the following captions at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Costs and estimated earnings in excess of billings on uncompleted contracts	$101,692,410	$99,578,526
Billings in excess of costs and estimated earnings on uncompleted contracts	(922,832)	(115,337)

Totals	$100,769,578	$99,463,189

U.S. Government Contracts include contracts directly with the U.S. Government and Government subcontracts.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the six months ended June 30, 2017, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $1,627,000 from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in prior years, excluding the effect of the A-10 contract. During the six months ended June 30, 2016, the effect of such revisions was a decrease to total gross profit of approximately $1,171,000.

Although management believes it has established adequate procedures for estimating costs to uncompleted open contracts, it is possible that additional significant costs could occur on contracts prior to completion.

5.	income (Loss) PER COMMON SHARE

Basic income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per common share for the three and six month periods ended June 30, 2017 and 2016 is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, as well as unvested RSUs. Incremental shares of 63,336 were used in the calculation of diluted income per common share in the three and six months ended June 30, 2017. Incremental shares of 114,466 were not used in the calculation of diluted income per common share in the three and six month period ended June 30, 2017, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive. Incremental shares of 26,940 were used in the calculation of diluted income per common share in the three months ended June 30, 2016. Incremental shares of 214,983 were not used in the calculation of diluted income per common share in the three month period ended June 30, 2016, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive. No incremental shares were used in the calculation of diluted income per common share in the six month period ended June 30, 2016, as the effect of incremental shares would be anti-dilutive because the Company recognized a net loss.

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

On May 9, 2016, the Company entered into an amendment (the “Amendment”) to the BankUnited Facility. The Amendment changed the definition of EBITDA for the Leverage Coverage Ratio Covenant for the remainder of 2016 and changed the maximum leverage ratio from 3 to 1 to 3.5 to 1 for the quarters ending June 30, 2016 and September 30, 2016. Also, the Amendment increased the interest rate on the BankUnited Facility by 50 basis points and requires the repayment of a portion of the Term Loan if and to the extent that the Company receives any contract reimbursement payments from its current Request for Equitable Adjustment with Boeing on the A-10 program.

As of June 30, 2017, the Company was in compliance with all of the financial covenants contained in the BankUnited Facility, as amended.

As of June 30, 2017, the Company had $24.2 million outstanding under the Revolving Loan bearing interest at 4.75%.

The BankUnited Facility is secured by all of the Company’s assets.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

7.       LONG-TERM DEBT

On March 9, 2012, the Company obtained a $4.5 million term loan from Santander to be amortized over five years (the “Santander Term Facility”). The Santander Term Facility was used to purchase tooling and equipment for new programs.

Additionally, the Company and Santander Bank entered into a five-year interest rate swap agreement, in the notional amount of $4.5 million. Under the interest rate swap, the Company paid an amount to Santander Bank representing interest on the notional amount at a fixed rate of 4.11% and received an amount from Santander Bank representing interest on the notional amount of a rate equal to the one-month LIBOR plus 3%. The effect of this interest rate swap was the Company paying a fixed interest rate of 4.11% over the term of the Santander Term Facility.

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

The Company paid approximately $254,000 of debt issuance costs in connection with the BankUnited Facility of which approximately $112,000 is included in long-term assets and $37,000 is a reduction of long-term debt.

The Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the agreement, which matures on March 31, 2019.

The maturities of long-term debt (excluding unamortized debt issuance costs) are as follows:

Twelve months ending June 30,
2018	$1,745,492
2019	7,814,743
2020	136,454
2021	48,503
Thereafter	1,062
$9,746,254

In addition to the Term Loan, included in long-term debt are capital leases and notes payable of $496,254, including a current portion of $162,159.

8.       MAJOR CUSTOMERS

During the six months ended June 30, 2017, the Company’s three largest commercial customers accounted for 32%, 24% and 11% of revenue, respectively. During the six months ended June 30, 2016, the Company’s three largest commercial customers accounted for 39%, 30% and 14% of revenue, respectively. In addition, during the six months ended June 30, 2017, 6.3% of revenue was directly from the U.S. Government.

At June 30, 2017, 33%, 25%, 11% and 11% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from the Company’s four largest commercial customers. At December 31, 2016, 33%, 26%, 12% and 11% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from the Company’s four largest commercial customers.

At both June 30, 2017 and December 31, 2016, 1.% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts was directly from the U.S. Government.

At June 30, 2017, 21%, 19%, 17%, 15% and 11% of our accounts receivable were from our five largest commercial customers. At December 31, 2016, 35%, 24% and 17% of accounts receivable were from our three largest commercial customers.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Condensed Financial Statements and notes thereto contained in this report.

Forward Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2016 and in this Form 10-Q. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our total backlog as of June 30, 2017 and December 31, 2016 was as follows:

Backlog (Total)	June 30, 2017	December 31, 2016
Funded	$90,545,000	$94,540,000
Unfunded	304,280,000	321,744,000
Total	$394,825,000	$416,284,000

Approximately 80% of the total amount of our backlog at June 30, 2017 was attributable to government contracts. Our backlog attributable to government contracts at June 30, 2017 and December 31, 2016 was as follows:

Backlog (Government)	June 30, 2017	December 31, 2016
Funded	$88,974,000	$92,189,000
Unfunded	225,353,000	229,543,000
Total	$314,327,000	$321,732,000

Our backlog attributable to commercial contracts at June 30, 2017 and December 31, 2016 was as follows:

Backlog (Commercial)	June 30, 2017	December 31, 2016
Funded	$1,571,000	$2,351,000
Unfunded	78,927,000	92,201,000
Total	$80,498,000	$94,552,000

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

Revenue for the three months ended June 30, 2017 was $16,731,951 compared to $22,280,964 for the same period last year, a decrease of $5,549,013 or 24.9%. This decrease is predominantly the result of a normal cyclical decrease in revenue on the Company’s E-2D program.

Revenue for the six months ended June 30, 2017 was $36,764,652 compared to $34,950,997 for the same period last year, an increase of $1,813,655 or 5.2%.

During the three months ended March 31, 2016, the Company had information that the United States Air Force (“USAF”) was intending to increase the number of ship sets on order for the A-10. An increase in the number of ship sets on order would improve the Company’s estimated gross margin on the overall program.

In April 2016, the Company became aware that the USAF had reevaluated its position and, as such, had deferred any decision regarding increasing the orders on the A-10 program. These changes in position by the USAF were supported by communications from Boeing, the Company’s customer.

Based on the above facts, the Company believed that it was not probable that there would be any future orders on the A-10 beyond the 173 currently on order. As a result of the information that management became aware of in April 2016, for the quarter ended March 31, 2016, the Company estimated that the A-10 program would run through the conclusion of its current purchase order with Boeing at ship set number 173. The change in estimate resulted in a reduction of revenue of approximately $8.9 million in the quarter ended March 31, 2016.

In addition to the change in estimate adjustment to revenue in the quarter ended March 31, 2016, which caused military revenue to be unusually low in that year, military revenue in 2017 increased by approximately $8.0 million.

Revenue from commercial subcontracts was $14,106,590 for the six months ended June 30, 2017 compared to $20,524,578 for the six months ended June 30, 2016, a decrease of $6,417,988 or 31.3%. The decrease in revenue is the result of an approximate $3.3 million decrease in revenue on our Embraer Phenom 300 program, as production rates have declined and a $1.8 million decrease in revenue on our G650 program.

Inflation historically has not had a material effect on our operations.

Cost of sales

Cost of sales for the three months ended June 30, 2017 and 2016 was $13,048,203 and $17,246,963, respectively, a decrease of $4,198,760 or 24.3%, This decrease is the result of the comparable decline in revenue.

Cost of sales for the six months ended June 30, 2017 and 2016 was $28,543,390 and $41,556,100, respectively, a decrease of $13,012,710 or 31.3%. The provision for contract losses, as well as lower rate production on our E-2D, Phenom 300 and Embraer programs, all described above have resulted in lower cost of sales.

The components of the cost of sales were as follows:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Procurement	$8,064,051	$12,930,373	$17,904,113	$26,232,905
Labor	1,712,025	2,035,949	3,586,568	4,330,410
Factory overhead	3,534,619	3,806,964	7,787,706	7,988,341
Other contract costs (credits)	(262,492)	(1,526,323)	(734,997)	3,004,444

Cost of Sales	$13,048,203	$17,246,963	$28,543,390	$41,556,100

Other contract costs (credit) for the six months ended June 30, 2017 was ($734,997) compared to $3,004,444, a decrease of $3,739,441. Other contract costs (credit) for the three months ended June 30, 2017 was ($262,492) compared to ($1,526,323), an decrease of $1,263,831 or 82.8%. Other contract costs relate to expenses recognized for changes in estimates and expenses predominately associated with loss contracts. Other contract costs are comprised predominantly of charges related to the change in estimate on the A-10 program in 2016. In the six months ended June 30, 2017, other contract costs are a credit, as we have incurred actual expenses on our A-10 program that had been previously recognized as part of the change in estimate charge.

Procurement for the six months ended June 30, 2017 was $17,904,113 compared to $26,232,905, a decrease of $8,328,792 or 31.7%. Procurement for the three months ended June 30, 2017 was $8,064,051 compared to $12,930,373, a decrease of $4,866,322 or 37.6%. This decrease is a result of a $3.4 million decrease in procurement on our E-2D program, as we are shipping parts from stock and lowering inventory on this program, as well as an approximately $4.9 million decrease in procurement on the commercial programs described above.

Labor costs for the six months ended June 30, 2017 was $3,586,568 compared to $4,330,410, a decrease of $743,842 or 17.2%. The decrease is the result of approximately $224,000 decrease in the commercial programs described above, as well as $519,000 decrease in military programs. Labor costs for the three months ended June 30, 2017 was $1,712,025 compared to $2,035,949, a decrease of $323,924 or 15.9%.

Factory overhead for the six months ended June 30, 2017 was $7,787,706 compared to $7,988,341, a decrease of $200,635 or 2.5%. Factory overhead for the three months ended June 30, 2017 was $3,534,619 compared to $3,806,964, a decrease of $272,345 or 7.2%.

Gross Profit (Loss)

Gross profit (loss) for the six months ended June 30, 2017 was a profit of $8,221,262 compared to a loss of $6,605,103 for the six months ended June 30, 2016, an increase of $14,826,365, predominately the result of the change in estimate on the A-10 program.

Gross profit for the three months ended June 30, 2017 was $3,683,748 compared to $5,034,001 for the three months ended June 30, 2016, a decrease of $1,350,253 predominately the result of lower volume, as described above.

Favorable/Unfavorable Adjustments to Gross Profit (Loss)

During the six months ended June 30, 2017 and 2016, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in decreases in total gross profit as follows:

	Six months ended

	June 30, 2017	June 30, 2016

Favorable adjustments	$212,000	$187,805
Unfavorable adjustments	(1,839,000)	(1,359,092)
Net adjustments	$(1,627,000)	$(1,171,287)

During the six months ended June 30, 2017, we had two contracts which had an approximately $659,000 and $436,000 of unfavorable adjustments caused by changing estimates on a long-term program, that we are working with the customer to agree to contract extensions and expect to have to decrease our selling price. Additionally, we had one contract that had a gap in production, as well as a smaller than expected order quantity. The gap in production and low quantity has resulted in an unfavorable adjustment of approximately $475,000. There were no other material changes favorable or unfavorable during the six months ended June 30, 2017.

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

In addition to the above mentioned unfavorable adjustments, in 2016 we had the unfavorable adjustment of approximately, $12.2 million related to the A-10 program described previously.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2017 were $2,002,198 compared to $1,868,787 for the three months ended June 30, 2016, an increase of $133,411, or 7.1%. This change was predominately the result of a decrease of approximately $86,000 in bank fees offset by an increase of $76,000 in marketing, an increase of $75,000 in accrued bonuses and an increase of $73,000 in salaries.

Selling, general and administrative expenses for the six months ended June 30, 2017 were $4,166,076 compared to $4,589,170 for the six months ended June 30, 2016, a decrease of $423,094 or 9.2%. This decrease was predominately the result of an approximately $395,000 decrease in loss on unrealized receivables, an approximately $300,000 decrease in professional fees because of the extended audit CPI had in 2016, offset by an increase in salaries of $173,000 and an increase in accrued bonuses of $150,000.

Income (Loss) Before Provision for (Benefit from) Income Taxes

Income before provision for income taxes for the three months ended June 30, 2017 was $1,215,647 compared to $2,841,580 for the same period last year, a decrease of $1,625,933. Income before provision for income taxes for the six months ended June 30, 2017 was $3,198,948 compared to loss before benefit from income taxes of $11,793,640 for the same period last year, an increase of $14,992,588, predominately the result of the change in estimate on the A-10 program.

Provision for (Benefit from) Income Taxes

Provision for income taxes was $450,000 and $1,184,000 for the three and six months ended June 30, 2017, compared to provision for income taxes of $1,051,000 for the three months ended June 30, 2016 and benefit from income taxes of $4,364,000 for the six months ended June 30, 2016. The effective tax rate at June 30, 2017 was 37%. The benefit from income taxes recognized in the six months ending March 31, 2016, resulted in the booking of a deferred tax asset. At December 31, 2016, the Company had net operating loss carryforwards of approximately $14.6 million which will expire in 2031. Our historical tax rates have been below the federal statutory rate because of the effect of permanent differences between book and tax deductions, predominately the R&D tax credit and the domestic production activity deduction.

Net Income (Loss)

Net income for the three months ended June 30, 2017 was $765,647 or $0.09 per basic share, compared to $1,790,580 or $0.21 per basic share, for the same period last year. Net income for the six months ended June 30, 2017 was $2,014,948 or $0.23 per basic share, compared to a loss of $7,429,640 or $0.86 per basic share for the same period last year. Diluted income per share was $0.09 for the three months ended June 30, 2017 calculated utilizing 8,865,055 weighted average shares outstanding. Diluted income per share for the six months ended June 30, 2017 was $0.23, calculated utilizing 8,840,309 average shares outstanding as adjusted for the dilutive effect of outstanding stock options and RSUs. Diluted income per share for the three months ended June 30, 2016 was $0.21, calculated utilizing 8,637,393 average shares outstanding as adjusted for the dilutive effect of outstanding stock options and RSUs. Basic and diluted income per share for the six months ended June 30, 2016 were the same as effects of outstanding options would be anti-dilutive.

Liquidity and Capital Resources

General

At June 30, 2017, we had working capital of $73,799,885 compared to $70,595,485 at December 31, 2016, an increase of $3,204,400 or 4.5%.

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

At June 30, 2017, we had a cash balance of $1,115,297 compared to $1,039,586 at December 31, 2016.

Our costs and estimated earnings in excess of billings increased by $2,113,884 million during the six months ended June 30, 2017.

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

We believe that our existing resources, together with the availability under our credit facility, will be sufficient to meet our current working capital needs for at least 12 months from the date of the filing of this Quarterly report on Form 10-Q.

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

As of March 31, 2016, the Company was not in compliance with the net profit, Debt Service Coverage, and Leverage Coverage Ratio financial covenants contained in the BankUnited Facility, which non-compliance was waived (the “Wavier”) by the banks. On May 9, 2016 the Company entered into an amendment (the “Amendment”) to the BankUnited Facility which, among other things, provided for the Waiver. In addition, the Amendment changes the definition of EBITDA for the Leverage Coverage Ratio Covenant for the remainder of 2016 and changes the maximum leverage ratio from 3 to 1 to 3.5 to 1 for the quarters ending June 30, 2016 and September 30, 2016. Also, the Amendment increased the interest rate on the BankUnited Facility by 50 basis points and requires the repayment of a portion of the Term Loan if and to the extent that the Company receives any contract reimbursement payments from its current REA with Boeing on the A-10 program. The Company was in compliance with all of the financial covenants contained in the bank agreement as of June 30, 2017.

As of June 30, 2017, the Company had $24.2 million outstanding under the Revolving Loan bearing interest at 4.75%.

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

Additionally, the Company and Santander Bank entered into a five-year interest rate swap agreement, in the notional amount of $4.5 million. Under the interest rate swap, the Company paid an amount to Santander Bank representing interest on the notional amount at a fixed rate of 4.11% and received an amount from Santander Bank representing interest on the notional amount of a rate equal to the one-month LIBOR plus 3%. The effect of this interest rate swap was the Company paying a fixed interest rate of 4.11% over the term of the Santander Term Facility.

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

Contractual Obligations

For information concerning our contractual obligations, see “Contractual Obligations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Based on an evaluation of the Company’s disclosure controls and procedures as of June 30, 2017 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities for the six months ended June 30, 2017.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit 31.1	Section 302 Certification by Chief Executive Officer and President
Exhibit 31.2	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
Exhibit 32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
Exhibit 101	The following financial information from CPI Aerostructures, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheet, (ii) the Condensed Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Statement of Shareholder’s Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to the Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: August 9, 2017	By:	/s/ Douglas J. McCrosson
Douglas J. McCrosson
Chief Executive Officer and President

Dated: August 9, 2017	By:	/s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer (Principal Accounting Officer)