Form 10-Q
period 2017-09-30
CPI AEROSTRUCTURES INC
filed 2017-11-09
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 2, 2017 the number of shares of common stock, par value $.001 per share, outstanding was 8,860,986.

INDEX

Part I - Financial Information

Item 1 – Condensed Financial Statements

Condensed Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016	3

Condensed Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months ended September 30, 2017 (Unaudited) and 2016 (Unaudited)	4

Condensed Statements of Shareholders’ Equity for the Nine Months ended September 30, 2017 (Unaudited) and 2016 (Unaudited)	5

Condensed Statements of Cash Flows for the Nine Months ended September 30, 2017 (Unaudited) and 2016 (Unaudited)	6

Notes to Condensed Financial Statements (Unaudited)	7

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	23

Item 4 – Controls and Procedures	23

Part II - Other Information

Item 1 – Legal Proceedings	24

Item 1A – Risk Factors	24

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3 – Defaults Upon Senior Securities	24

Item 4 – Mine Safety Disclosures	24

Item 5 – Other Information	24

Item 6 – Exhibits	24

Signatures	25

Exhibits

Part I - Financial Information

Item 1 – Condensed Financial Statements

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash	$711,083	$1,039,586
Accounts receivable, net of allowance for doubtful accounts of $150,000 as of September 30, 2017 and $535,514 as of December 31, 2016	4,743,596	8,514,613
Costs and estimated earnings in excess of billings on uncompleted contracts	108,377,905	99,578,526
Prepaid expenses and other current assets	2,470,845	2,155,481

Total current assets	116,303,429	111,288,206

Property and equipment, net	2,016,774	2,298,610
Deferred income taxes, net	2,143,216	3,952,598
Other assets	204,348	252,481
Total Assets	$120,667,767	$117,791,895

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,170,829	$14,027,457
Accrued expenses	1,347,789	1,386,147
Billings in excess of costs and estimated earnings on uncompleted contracts	413,004	115,337
Current portion of long-term debt	1,863,711	1,341,924
Contract loss	280,622	1,377,171
Line of credit	23,438,685	22,438,685
Income tax payable	6,000	6,000

Total current liabilities	40,520,640	40,692,721

Long-term debt, net of current portion	7,433,937	8,860,724
Other liabilities	607,833	632,744

Total Liabilities	48,562,410	50,186,189

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, 8,846,817 and 8,739,836 shares, respectively, issued and outstanding	8,847	8,738
Additional paid-in capital	53,612,131	52,824,950
Retained earnings	18,491,479	14,781,018
Accumulated other comprehensive loss	(7,100)	(9,000)

Total Shareholders’ Equity	72,105,357	67,605,706
Total Liabilities and Shareholders’ Equity	$120,667,767	$117,791,895

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Revenue	$20,706,460	$22,110,829	$57,471,112	$57,061,826
Cost of sales	15,794,024	17,086,461	44,337,414	58,642,561

Gross profit (loss)	4,912,436	5,024,368	13,133,698	(1,580,735)
Selling, general and administrative expenses	2,044,304	2,014,147	6,210,380	6,603,321
Income (loss) from operations	2,868,132	3,010,221	6,923,318	(8,184,056)
Interest expense	402,619	338,156	1,258,857	937,523
Income (loss) before provision for (benefit from) income taxes	2,465,513	2,672,065	5,664,461	(9,121,579)

Provision for (benefit from) income taxes	770,000	986,000	1,954,000	(3,378,000)

Net income (loss)	1,695,513	1,686,065	3,710,461	(5,743,579)

Other comprehensive income (loss) net of tax – Change in unrealized gain (loss) interest rate swap	(2,300)	25,936	1,900	(44,547)

Comprehensive income (loss)	$1,693,213	$1,712,001	$3,712,361	$(5,788,126)

Income (loss) per common share – basic	$0.19	$0.19	$0.42	$(0.67)

Income (loss) per common share – diluted	$0.19	$0.19	$0.42	$(0.67)

Shares used in computing income (loss) per common share:
Basic	8,846,507	8,678,608	8,820,379	8,628,716
Diluted	8,872,810	8,692,420	8,841,397	8,628,716

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2016	8,583,511	$8,584	$52,137,384	$18,389,594	$(3,453)	$70,532,109
Net loss	—	—	—	(5,743,579)	—	(5,743,579)
Loss on settlement and reclassification into earnings	—	—	—	—	3,453	3,453
Change in unrealized loss from interest rate swap	—	—	—	—	(48,000)	(48,000)
Stock-based compensation expense	139,058	138	564,455	—	—	564,593
Balance at September 30, 2016	8,722,569	$8,722	$52,701,839	$12,646,015	$(48,000)	$65,308,576

Balance at January 1, 2017	8,739,836	$8,738	$52,824,950	$14,781,018	$(9,000)	$67,605,706
Net income	—	—	—	3,710,461	—	3,710,461
Change in unrealized loss from interest rate swap	—	—	—	—	1,900	1,900
Stock-based compensation expense	106,981	109	787,181	—	—	787,290
Balance at September 30, 2017	8,846,817	$8,847	$53,612,131	$18,491,479	$(7,100)	$72,105,357

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended September 30,	2017	2016
Cash flows from operating activities:
Net income (loss)	$3,710,461	$(5,743,579)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization	459,261	555,308
Debt issue costs	48,133	—
Deferred rent	(22,525)	6,177
Loss on disposal of fixed asset	21,010	—
Stock-based compensation	787,290	564,593
Bad debt expense	150,000	395,748
Deferred income taxes	1,802,128	(3,461,000)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	3,621,017	(1,734,738)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(8,799,379)	6,878,561
Increase in prepaid expenses and other assets	(299,317)	(1,589,903)
Decrease in accounts payable and accrued expenses	(888,218)	(4,658,005)
Increase in billings in excess of costs and estimated earnings on uncompleted contracts	297,667	655,308
Increase (decrease) in accrued losses on uncompleted contracts	(1,096,549)	1,482,771
Decrease in income taxes payable	—	(164,124)

Net cash used in operating activities	(209,021)	(6,812,883)

Cash flows used in investing activities:
Purchase of property and equipment	(240,916)	(93,754)
Proceeds from sale of fixed asset	42,480	—

Net cash used in investing activities	(198,436)	(93,754)

Cash flows from financing activities:
Payments on long-term debt	(921,046)	(1,514,899)
Proceeds from long-term debt	—	10,000,000
Proceeds from line of credit	3,000,000	28,638,685
Payments on line of credit	(2,000,000)	(30,400,000)
Debt issue costs paid	—	(153,855)

Net cash provided by financing activities	78,954	6,569,931

Net decrease in cash	(328,503)	(336,706)
Cash at beginning of period	1,039,586	1,002,023

Cash at end of period	$711,083	$665,317
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:

Equipment acquired under capital lease	$—	$465,472

Cash paid during the period for:
Interest	$1,172,964	$806,277
Income taxes	$144,614	$260,027

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.       INTERIM FINANCIAL STATEMENTS

The condensed financial statements of CPI Aerostructures, Inc. (the “Company”) as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The condensed balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected. Such adjustments are of a normal, recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

The Company maintains its cash in two financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation.  From time to time, the Company’s balances may exceed these limits.  As of September 30, 2017, the Company had $514,965 of uninsured balances.  The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

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

During the three months ended March 31, 2016, the Company had information that the United States Air Force ("USAF") was intending to increase the number of ship sets on order for the A-10. An increase in the number of ship sets on order would improve the Company’s estimated gross margin on the overall program.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The fundamental principles of the guidance are that entities should recognize revenue in a manner that reflects the timing of transfer of goods and services to customers and the amount of revenue recognized reflects the consideration that an entity  expects to receive for the goods and services provided. Entities have the option of using either a full retrospective or modified retrospective approach, with the new standard required to be adopted for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. The Company’s project implementation team, with the assistance of a third-party consultant, has been evaluating the impact of the new guidance on the Company’s financial statements. Based on the Company’s preliminary assessment, we believe that the new standard will have an impact primarily on the recognition of revenue related to distinct deliverables, as defined in the standard, within a long-term, multi-deliverable contract. We continue to review potential required disclosures. In addition, we continue to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact the Company’s current conclusions. The Company will adopt the new standard on its effective date using the modified retrospective method. The Company anticipates using an input method to determine the amounts to be recognized as revenue upon adoption of ASU 2014-09.

In February of 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and nonlease components in a contract in accordance with the new revenue guidance in ASU 2014-09. The updated guidance is effective for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the effect on its financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

2.       stock-based compensation

The Company accounts for stock-based compensation based on the fair value of the stock or stock-based instrument on the date of grant.

In January 2017, the Company granted 59,395 restricted stock units (“RSUs”) to its board of directors as partial compensation for the 2017 year. On January 1, 2016, the Company granted 53,882 RSUs to its board of directors as partial compensation for the 2016 year. RSUs vest quarterly on a straight-line basis over a one-year period. The Company’s net income (loss) for the nine months ended September 30, 2017 and 2016 includes approximately $517,000 and $564,500, respectively, of noncash compensation expense related to the RSU grants to the board of directors. This expense is recorded as a component of selling, general and administrative expenses. In addition, for the nine months ended September 30, 2017, the Company granted 5,550 shares of common stock to various employees and approximately $13,300 of compensation expense is included in selling, general and administrative expenses and approximately $37,500 of compensation expense is included in cost of sales for this grant.

In August 2016 and March 2017, the Company granted 98,645 and 73,060 shares of common stock, respectively, to various employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2021 based upon the service and performance thresholds. For the nine months ended September 30, 2017, approximately $208,800 of compensation expense is included in selling, general and administrative expenses and approximately $44,100 of compensation expense is included in cost of sales for this grant. In March 2017, 12,330 of the shares granted in August of 2016 were forfeited because the Company failed to achieve certain performance criteria for the year ended December 31, 2016. In addition, on March 9, 2017, these employees returned 4,525 common shares, valued at approximately $33,000, to pay the employees’ withholding taxes.

A summary of the status of the Company’s stock option plans as of September 30, 2017 and changes during the nine months ended September 30, 2017 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding
at beginning of period	149,466	$10.43
Outstanding and vested
at end of period	149,466	$10.43	0.83	$123,300

During the nine months ended September 30, 2017 and September 30, 2016, no stock options were granted or exercised.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3.       Derivative Instruments and Fair Value

The Company’s use of derivative instruments has been to hedge interest rates. These derivative contracts are entered into with a financial institution. The Company does not use derivative instruments for trading purposes and has procedures in place to monitor and control their use.

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

In March 2012, the Company entered into interest rate swaps with the objective of reducing the Company’s exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt. The notional amount, maturity date, and currency of these contracts match those of the underlying debt. The Company has designated these interest rate swap contracts as cash flow hedges. The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item. No material ineffectiveness was recognized in the quarter ended March 31, 2016. The interest rate swap contract was terminated as of March 24, 2016. The Company paid approximately $4,000 at termination to settle the swap contract.

In May 2016, the Company entered into a new interest rate swap with the objective of reducing its exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt. The notional amount, maturity date, and currency of this contract match those of the underlying debt. The Company has designated this interest rate swap contract as a cash flow hedge. The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item. As of September 30, 2017, the Company had a net deferred loss associated with the interest rate swap of approximately $10,800, which was included in other liabilities.

Fair Value

At September 30, 2017 and December 31, 2016, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	September 30, 2017
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$32,768,421	$32,768,421

	December 31, 2016
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$32,689,467	$32,689,467

The Company estimated the fair value of debt using market quotes and calculations based on market rates.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the fair values of those financial liabilities measured on a recurring basis as of September 30, 2017 and December 31, 2016:

		Fair Value Measurements September 30, 2017
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$10,765	—	$10,765	—
Total	$10,765	—	$10,765	—

		Fair Value Measurements December 31, 2016
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$13,685	—	$13,685	—
Total	$13,685	—	$13,685	—

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

4.      COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of the following:

	September 30, 2017
	U.S.
	Government	Commercial	Total
Costs incurred on uncompleted contracts	$368,164,864	$171,052,715	$539,217,579
Estimated earnings	34,663,617	71,877,761	106,541,378
Sub-total	402,828,481	242,930,476	645,758,957
Less billings to date	357,402,993	180,391,063	537,794,056
Costs and estimated earnings in excess of billings on uncompleted contracts	$45,425,488	$62,539,413	$107,964,901

	December 31, 2016
	U.S.
	Government	Commercial	Total
Costs incurred on uncompleted contracts	$341,003,461	$153,898,425	$494,901,886
Estimated earnings	39,638,231	58,346,518	97,984,749
Sub-total	380,641,692	212,244,943	592,886,635
Less billings to date	331,277,942	162,145,504	493,423,446
Costs and estimated earnings in excess of billings on uncompleted contracts	$49,363,750	$50,099,439	$99,463,189

The above amounts are included in the accompanying condensed balance sheets under the following captions at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Costs and estimated earnings in excess of billings on uncompleted contracts	$108,377,905	$99,578,526
Billings in excess of costs and estimated earnings on uncompleted contracts	(413,004)	(115,337)
Totals	$107,964,901	$99,463,189

U.S. Government contracts includes contracts directly with the U.S. Government and Government subcontracts.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the nine months ended September 30, 2017, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $1,684,000 from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in prior years, excluding the effect of the A-10 contract. During the nine months ended September 30, 2016, the effect of such revisions was a decrease to total gross profit of approximately $1,627,000.

Although management believes it has established adequate procedures for estimating costs to uncompleted open contracts, it is possible that additional significant costs could occur on contracts prior to completion.

5.	income (Loss) PER COMMON SHARE

Basic income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per common share for the three and nine month periods ended September 30, 2017 and 2016 is computed using the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, as well as unvested RSUs. Incremental shares of 74,168 were used in the calculation of diluted income per common share in the three and nine months ended September 30, 2017. Incremental shares of 89,466 were not used in the calculation of diluted income per common share in the three and nine month periods ended September 30, 2017, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive. Incremental shares of 48,469 were used in the calculation of diluted income per common share in the three months ended September 30, 2016. Incremental shares of 179,983 were not used in the calculation of diluted income per common share in the three month period ended September 30, 2016, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive. No incremental shares were used in the calculation of diluted income per common share in the nine month period ended September 30, 2016, as the effect of incremental shares would be anti-dilutive.

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

On March 24, 2016, the Company entered into a Credit Agreement with Bank United, N.A. as the sole arranger, administrative agent and collateral agent and Citzens Bank N.A. (the “BankUnited Facility”). The BankUnited Facility provides for a revolving credit loan commitment of $30 million (the “Revolving Loan”) and a $10 million term loan (“Term Loan”).  The proceeds of the BankUnited Facility were used to pay off all amounts outstanding under the Santander Term Facility and the Revolving Facility.  The Revolving Loan bears interest at a rate based upon a pricing grid, as defined in the agreement. The term of the BankUnited Facility is through March 23, 2019.

On May 9, 2016, the Company entered into an amendment (the “Amendment”) to the BankUnited Facility. The Amendment changed the definition of EBITDA for the Leverage Coverage Ratio Covenant for the remainder of 2016 and changed the maximum leverage ratio from 3 to 1 to 3.5 to 1 for the quarters ended June 30, 2016 and September 30, 2016. Also, the Amendment increased the interest rate on the BankUnited Facility by 50 basis points and requires the repayment of a portion of the Term Loan if and to the extent that the Company receives any contract reimbursement payments from its current Request for Equitable Adjustment with Boeing on the A-10 program.

As of September 30, 2017, the Company was in compliance with all of the financial covenants contained in the BankUnited Facility, as amended.

As of September 30, 2017, the Company had $23.4 million outstanding under the Revolving Loan bearing interest at 4.75%.

The BankUnited Facility is secured by all of the Company’s assets.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

7.       LONG-TERM DEBT

On March 9, 2012, the Company obtained a $4.5 million term loan from Santander to be amortized over five years (the “Santander Term Facility”). The Santander Term Facility was used to purchase tooling and equipment for new programs.

Additionally, the Company and Santander entered into a five year interest rate swap agreement, in the notional amount of $4.5 million. Under the interest rate swap, the Company paid an amount to Santander representing interest on the notional amount at a fixed rate of 4.11% and received an amount from Santander representing interest on the notional amount of a rate equal to the one-month LIBOR plus 3%. The effect of this interest rate swap was the Company paying a fixed interest rate of 4.11% over the term of the Santander Term Facility.

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

The Company paid approximately $254,000 of debt issuance costs in connection with the BankUnited Facility of which approximately $96,000 is included in other current assets and $32,000 is a reduction of long-term debt.

The Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the agreement, which matures on March 31, 2019.

The maturities of long-term debt (excluding unamortized debt issuance costs) are as follows:

Twelve months ending September 30,
2018	$1,863,711
2019	7,314,398
2020	124,273
2021	27,354
Thereafter	—
$9,329,736

In addition to the Term Loan, included in long-term debt are capital leases and notes payable of $454,737, including a current portion of $155,377.

8.       MAJOR CUSTOMERS

During the nine months ended September 30, 2017, the Company’s four largest commercial customers accounted for 28%, 23%, 11% and 10% of revenue. During the nine months ended September 30, 2016, the Company’s three largest commercial customers accounted for 35%, 30% and 13% of revenue. In addition, during the nine months ended September 30, 2017, 5.2% of revenue was directly from the U.S. Government.

At September 30, 2017, 32%, 23%, 11% and 10% of costs and estimated earnings in excess of billings on uncompleted contracts were from the Company’s four largest commercial customers. At December 31, 2016, 33%, 26%, 12% and 11% of costs and estimated earnings in excess of billings on uncompleted contracts were from the Company’s four largest commercial customers.

At September 30, 2017 and December 31, 2016, 2% and 1%, respectively, of costs and estimated earnings in excess of billings on uncompleted contracts were directly from the U.S. Government.

At September 30, 2017, 20%, 19%, 19%, 12% and 11% of our accounts receivable were from our five largest commercial customers. At December 31, 2016, 35%, 24% and 17% of accounts receivable were from our three largest commercial customers.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our total backlog as of September 30, 2017 and December 31, 2016 was as follows:

Backlog (Total)	September 30, 2017	December 31, 2016
Funded	$100,583,000	$94,540,000
Unfunded	297,309,000	321,744,000
Total	$397,892,000	$416,284,000

Approximately 79% of the total amount of our backlog at September 30, 2017 was attributable to government contracts. Our backlog attributable to government contracts at September 30, 2017 and December 31, 2016 was as follows:

Backlog (Government)	September 30, 2017	December 31, 2016
Funded	$94,609,000	$92,189,000
Unfunded	218,682,000	229,543,000
Total	$313,291,000	$321,732,000

Our backlog attributable to commercial contracts at September 30, 2017 and December 31, 2016 was as follows:

Backlog (Commercial)	September 30, 2017	December 31, 2016
Funded	$5,974,000	$2,351,000
Unfunded	78,627,000	92,201,000
Total	$84,601,000	$94,552,000

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

Revenue for the three months ended September 30, 2017 was $20,706,460 compared to $22,110,829 for the same period last year, a decrease of $1,404,369 or 6.4%. This decrease is predominantly the result of a normal cyclical decrease in revenue on the Company’s E-2D program.

Revenue for the nine months ended September 30, 2017 was $57,471,112 compared to $57,061,826 for the same period last year, an increase of $409,286 or 0.7%.

During the three months ended March 31, 2016, the Company had information that the United States Air Force ("USAF") was intending to increase the number of ship sets on order for the A-10. An increase in the number of ship sets on order would improve the Company’s estimated gross margin on the overall program.

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

In addition to the change in estimate adjustment to revenue in the quarter ended March 31, 2016, which caused military revenue to be unusually low in that year, military revenue in 2017 increased by approximately $10.0 million.

Revenue from commercial subcontracts was $21,485,354 for the nine months ended September 30, 2017 compared to $31,170,895 for the nine months ended September 30, 2016, a decrease of $9,685,541 or 31.1%. The decrease in revenue is the result of an approximate $4.9 million decrease in revenue on our Embraer Phenom 300 program, as production rates have declined and a $3.8 million decrease in revenue on our G650 program.

Inflation historically has not had a material effect on our operations.

Cost of sales

Cost of sales for the three months ended September 30, 2017 and 2016 was $15,794,024 and $17,086,461, respectively, a decrease of $1,292,437 or 7.6%, This decrease is the result of the comparable decline in revenue.

Cost of sales for the nine months ended September 30, 2017 and 2016 was $44,337,414 and $58,642,561, respectively, a decrease of $14,305,147 or 24.4%. The provision for contract losses, as well as lower rate production on our E-2D, Phenom 300 and Embraer programs, all described above, have resulted in lower cost of sales.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The components of the cost of sales were as follows:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Procurement	$10,709,002	$12,767,192	$28,613,115	$39,000,097
Labor	1,666,176	1,950,312	5,252,745	6,280,722
Factory overhead	3,616,974	3,996,607	11,404,680	11,984,948
Other contract costs	(198,128)	(1,627,650)	(933,126)	1,376,794

Cost of Sales	$15,794,024	$17,086,461	$44,337,414	$58,642,561

Other contract costs (credit) for the nine months ended September 30, 2017 were $(933,126) compared to $1,376,794, a decrease of $2,309,920. Other contract costs (credit) for the three months ended September 30, 2017 were $(198,128) compared to $(1,627,650), an increase of $1,429,522. Other contract costs relate to expenses recognized for changes in estimates and expenses predominately associated with loss contracts. Other contract costs are comprised predominantly of charges related to the change in estimate on the A-10 program in 2016. In the nine months ended September 30, 2017, other contract costs are a credit, as we have incurred actual expenses on our A-10 program that had been previously recognized as part of the change in estimate charge.

Procurement for the nine months ended September 30, 2017 was $28,613,115 compared to $39,000,097, a decrease of $10,386,982 or 26.6%. Procurement for the three months ended September 30, 2017 was $10,709,002 compared to $12,767,192, a decrease of $2,058,190 or 16.1%. This decrease is a result of a $5.0 million decrease in procurement on our E-2D program, as we are shipping parts from stock and lowering inventory on this program, as well as an approximately $5.8 million decrease in procurement on the commercial programs described above.

Labor costs for the nine months ended September 30, 2017 were $5,252,745 compared to $6,280,722, a decrease of $1,027,977 or 16.4%. The decrease is the result of an approximate $322,000 decrease in the commercial programs described above, as well as a $705,000 decrease in military programs. Labor costs for the three months ended September 30, 2017 were $1,666,176 compared to $1,950,312, a decrease of $284,135 or 14.6%.

Factory overhead for the nine months ended September 30, 2017 was $11,404,680 compared to $11,984,948, a decrease of $580,268 or 4.8%. Factory overhead for the three months ended September 30, 2017 was $3,616,974 compared to $3,996,607, a decrease of $379,633 or 9.5%.

Gross Profit (Loss)

Gross profit (loss) for the nine months ended September 30, 2017 was a profit of $13,133,698 compared to a loss of $1,580,735 for the nine months ended September 30, 2016, an increase of $14,714,433, predominately the result of the change in estimate on the A-10 program.

Gross profit for the three months ended September 30, 2017 was $4,912,436 compared to $5,024,368 for the three months ended September 30, 2016, a decrease of $111,932 predominately the result of lower volume, as described above.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Favorable/Unfavorable Adjustments to Gross Profit (Loss)

During the nine months ended September 30, 2017 and 2016, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in decreases in total gross profit as follows:

	Nine months ended
	September 30, 2017	September 30, 2016
Favorable adjustments	$381,000	$235,000
Unfavorable adjustments	(2,065.000)	(1,862,000)
Net adjustments	$(1,684,000)	$(1,627,000)

During the nine months ended September 30, 2017, we had three contracts which had approximately $910,000, $506,000 and $436,000 of unfavorable adjustments caused by changing estimates on a long-term program; we are working with the customer to agree to contract extensions and expect to have to decrease our selling price. Additionally, we had one contract that had a gap in production, as well as a smaller than expected order quantity. The gap in production and low quantity has resulted in an unfavorable adjustment of approximately $508,000. There were no other material changes favorable or unfavorable during the nine months ended September 30, 2017.

During the nine months ended September 30, 2016, we had one contract which had approximately $270,000 of an unfavorable adjustment caused by excess labor and procurement costs due to difficulty in the manufacturing process. In addition, we had an approximate $354,000 unfavorable adjustment on one contract that was canceled by the government. Also, we had four contracts that each had between $140,000 and $245,000 (cumulatively $890,000) of unfavorable adjustments caused by excess labor costs incurred. No other individual favorable or unfavorable changes in estimates for the nine months ended September 30, 2016 were material.

In addition to the above mentioned unfavorable adjustments, in 2016 we had the unfavorable adjustment of approximately $13.5 million related to the A-10 program described previously.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2017 were $2,044,304 compared to $2,014,147 for the three months ended September 30, 2016, an increase of $30,157 or 1.5%. This change was predominately the result of an increase of $150,000 in accrued bonuses and an increase of $150,000 in bad debt expense, offset by a decrease of approximately $147,000 in professional fees, a decrease of $90,000 in salaries and a decrease of $56,000 in marketing.

Selling, general and administrative expenses for the nine months ended September 30, 2017 were $6,210,380 compared to $6,603,321 for the nine months ended September 30, 2016, a decrease of $392,941 or 6.0%. This decrease was predominately the result of an approximately $456,000 decrease in professional fees because of the extended audit CPI had in 2016 and an approximately $246,000 decrease in loss on unrealized receivables, offset by an increase in salaries of $83,000 and an increase in accrued bonuses of $300,000.

Income (Loss) Before Provision for (Benefit from) Income Taxes

Income before provision for income taxes for the three months ended September 30, 2017 was $2,465,513 compared to $2,672,065 for the same period last year, a decrease of $206,552. Income before provision for income taxes for the nine months ended September 30, 2017 was $5,664,461 compared to loss before benefit from income taxes of $9,121,579 for the same period last year, an increase of $14,786,040, predominately the result of the change in estimate on the A-10 program.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for (Benefit from) Income Taxes

Provision for income taxes was $770,000 and $1,954,000 for the three and nine months ended September 30, 2017, compared to provision for income taxes of $986,000 for the three months ended September 30, 2016 and a benefit from income taxes of $3,378,000 for the nine months ended September 30, 2016. The effective tax rate at September 30, 2017 was 35%. The benefit from income taxes recognized in the nine months ended September 30, 2016, resulted in the booking of a deferred tax asset. At December 31, 2016, the Company had net operating loss carryforwards of approximately $14.6 million which will expire in 2031. Our historical tax rates have been below the federal statutory rate because of the effect of permanent differences between book and tax deductions, predominately the R&D tax credit and the domestic production activity deduction.

Net Income (Loss)

Net income for the three months ended September 30, 2017 was $1,695,513 or $0.19 per basic share, compared to $1,686,065 or $0.19 per basic share for the same period last year. Net income for the nine months ended September 30, 2017 was $3,710,461 or $0.42 per basic share, compared to a loss of $5,743,579 or $0.67 per basic share for the same period last year. Diluted income per share was $0.19 for the three months ended September 30, 2017 calculated utilizing 8,872,810 weighted average shares outstanding. Diluted income per share for the nine months ended September 30, 2017 was $0.42, calculated utilizing 8,841,397 average shares outstanding as adjusted for the dilutive effect of outstanding stock options and RSUs. Diluted income per share for the three months ended September 30, 2016 was $0.19, calculated utilizing 8,692,420 average shares outstanding as adjusted for the dilutive effect of outstanding stock options and RSUs. Basic and diluted income per share for the nine months ended September 30, 2016 were the same as effects of outstanding options would be anti-dilutive.

Liquidity and Capital Resources

General

At September 30, 2017, we had working capital of $75,782,789 compared to $70,595,485 at December 31, 2016, an increase of $5,187,304 or 7.3%.

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

At September 30, 2017, we had a cash balance of $711,083 compared to $1,039,586 at December 31, 2016.

Our costs and estimated earnings in excess of billings increased by approximately $8.8 million during the nine months ended September 30, 2017.

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

As of March 31, 2016, the Company was not in compliance with the net profit, Debt Service Coverage, and Leverage Coverage Ratio financial covenants contained in the BankUnited Facility, which non-compliance was waived (the “Waiver”) by the banks. On May 9, 2016 the Company entered into an amendment (the “Amendment”) to the BankUnited Facility which, among other things, provided for the Waiver. In addition, the Amendment changes the definition of EBITDA for the Leverage Coverage Ratio Covenant for the remainder of 2016 and changes the maximum leverage ratio from 3 to 1 to 3.5 to 1 for the quarters ended June 30, 2016 and September 30, 2016. Also, the Amendment increased the interest rate on the BankUnited Facility by 50 basis points and requires the repayment of a portion of the Term Loan if and to the extent that the Company receives any contract reimbursement payments from its current Request for Equitable Adjustment with Boeing on the A-10 program.

As of September 30, 2017, the Company had $23.4 million outstanding under the Revolving Loan bearing interest at 4.75%.

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

Additionally, the Company and Santander entered into a five year interest rate swap agreement, in the notional amount of $4.5 million. Under the interest rate swap, the Company paid an amount to Santander representing interest on the notional amount at a fixed rate of 4.11% and received an amount from Santander representing interest on the notional amount of a rate equal to the one-month LIBOR plus 3%. The effect of this interest rate swap was the Company paying a fixed interest rate of 4.11% over the term of the Santander Term Facility.

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

Based on an evaluation of the Company’s disclosure controls and procedures as of September 30, 2017 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Changes in accounting standards could affect our reported financial results.

New accounting standards or pronouncements that may become applicable to our Company from time to time, or changes in the interpretation of existing standards and pronouncements, could have a significant effect on our reported financial results for the affected periods.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities for the nine months ended September 30, 2017.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit 31.1	Section 302 Certification by Chief Executive Officer and President
Exhibit 31.2	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
Exhibit 32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
Exhibit 101	The following financial information from CPI Aerostructures, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Statements of Shareholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to the Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: November 9, 2017	By.	/s/ Douglas J. McCrosson
Douglas J. McCrosson
Chief Executive Officer and President

Dated: November 9, 2017	By.	/s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer (Principal Accounting Officer)

