Form 10-K
period 2017-12-31
CPI AEROSTRUCTURES INC
filed 2018-03-22
CIK 889348

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission file number 1-11398

CPI AEROSTRUCTURES, INC.

(Exact name of registrant as specified in its charter)

New York	11-2520310
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

91 Heartland Blvd., Edgewood, New York 11717
(Address of principal executive offices)

(631) 586-5200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $.001 par value	NYSE American

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

Yes ☐ No ☒

As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on the NYSE American of $9.40) held by non-affiliates of the registrant was $73,550,935.

As of March 5, 2018, the registrant had 8,878,965 common shares, $.001 par value, outstanding.

Documents Incorporated by Reference:

Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

CPI AEROSTRUCTURES, INC.

FORM 10-K ANNUAL REPORT

PART I

Item 1. BUSINESS

General

CPI Aerostructures, Inc. (“CPI Aero®”, the “Company”, “us” or “we”) is a United States (“U.S.”) supplier of aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets. We are a manufacturer of structural aircraft parts and aerosystems. Additionally, we leverage our global supply chain skills to assist our customers in managing a diverse worldwide supplier market by providing “one stop shopping” for an assortment of aerospace parts. Within the global aerostructures supply chain, we are either a Tier 1 supplier to aircraft original equipment manufacturers (“OEMs”) or a Tier 2 subcontractor to major Tier 1 manufacturers. We also are a prime contractor to the U.S. Department of Defense, primarily the United States Air Force (“USAF”). In addition to our assembly operations, we provide engineering; program management, supply chain management, and maintenance repair and overhaul (“MRO”) services.

Among the key programs for which CPI Aero provides key structural components, assemblies or aerospace systems are: E-2D Advanced Hawkeye, F-35 Joint strike fighter, UH-60 BLACK HAWK® helicopter, DB-110 reconnaissance system, Raytheon Next Generation Jammerpod, Increment 1 electronic warfare system, F-16 Falcon and T-38 Pacer Classic III. Key civilian aircraft programs include the Gulfstream G-650, HondaJet, Embraer Phenom 300, UTAS TacSAR pod, S-92 helicopter, MH-60S mine countermeasure helicopter, AH-1Z ZULU attack helicopter, MH-53, CH-53, C-5A Galaxy and the Embraer E2-175 regional airliner.

We are a subcontractor for leading defense prime contractors such as Northrop Grumman Corporation (“NGC”), Lockheed Martin Corporation (“Lockheed”), Sikorsky Aircraft Corporation, a Lockheed company (“Sikorsky”), Bell Helicopter (“Bell”), Raytheon and United Technologies Aerospace Systems (“UTAS”). 56%, 46% and 57% of our revenue in 2017, 2016 and 2015, respectively, was generated by subcontracts with defense prime contractors. Our 2016 defense subcontractor revenue was significantly decreased because of the change in estimate on the A-10 program, described in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MDA”).

We also operate as a subcontractor to prime commercial contractors, including Sikorsky, Honda Aircraft Company, Inc. (“Honda”), Embraer S.A. (“Embraer”) and The Triumph Group (“Triumph”), in the production of commercial aircraft parts. 36%, 50% and 42% of our revenue in 2017, 2016 and 2015, respectively, was generated by commercial contract sales.

CPI Aero has over 37 years of experience as a contractor. Most members of our management team have held management positions at large aerospace contractors, including NGC and GKN Aerospace (“GKN”). Our technical team possesses extensive technical expertise and program management and integration capabilities. Our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products.

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

Significant Contracts

Some of our significant contracts are as follows:

Military Aircraft – Subcontracts with Prime Contractors

E-2D “Advanced Hawkeye” The NGC E-2 Hawkeye is an all-weather, carrier-based tactical Airborne Early Warning aircraft. The twin turboprop aircraft was designed and developed in the 1950s by the Grumman Aircraft Company for the United States Navy as a replacement for the E-1 Tracer. The United States Navy aircraft has been progressively updated with the latest variant, the E-2D, first flying in 2007. In 2008, we received an initial $7.9 million order from NGC to provide structural kits used in the production of Outer Wing Panels (“OWP”) of the E-2D. We initially valued the long-term agreement at approximately $98 million over an eight-year period, with the potential to be in excess of $195 million over the life of the aircraft program. The cumulative orders we have received on this program through January 2018 exceed $147 million.

In addition, in 2015 we won an award to supply structural components and kits for the Outer Wing Panel (“OWP”) on the E-2D Advanced Hawkeye airborne early warning and control (“AEW&C”) aircraft that will be manufactured for Japan. We are responsible for component source selection, supply chain management, delivery of kits, and are providing manufacturing engineering services to NGC during the integration of the components into the OWP. The contract from NGC is valued at between $25 million and $30 million.

UH-60 “BLACK HAWK” The UH-60 BLACK HAWK helicopter is the leader in multi-mission-type aircraft. Among the mission configurations its serves are troop transport, medical evacuation, electronic warfare, attack, assault support and special operations. More than 3,000 BLACK HAWK helicopters are in use today, operating in 29 countries. We have long-term agreements from Sikorsky to manufacture gunner window assemblies, fuel panel assemblies, and perform MRO on stabilators for the BLACK HAWK helicopter through 2022.

F-16 “Fighting Falcon” The Lockheed Martin Fighting Falcon is a single-engine multirole fighter aircraft. Originally developed by General Dynamics for the USAF, over 2,900 F-16 aircraft are flown by the USAF and by air forces around the world today. CPI Aero has a contract with UTAS to manufacture pod structures for the DB-110 reconnaissance system, which is used primarily on exported F-16 aircraft.

Next Generation Jamming Pod The next generation jamming pod is an external jamming pod that will disrupt and degrade enemy aircraft and ground radar and communication systems and will replace the ALQ-99 system on the US Navy's EA-6B Growler carrier-based electronic warfare aircraft. The US Navy plans to install these pods on 138 EA-18G Growlers during the production phase. There are 2 pods per aircraft. Raytheon received a $1 billion sole source contract from the US Navy in April 2016, and CPI has a contract with Raytheon to assemble the pod structural housing and air management system.

UTAS TacSAR Pod CPI Aero received a $600,000 contract to begin engineering in 2017 and expects to receive an initial production order in the first half of 2018. The contract is sole-source to CPI and valued at approximately $35 million. The work being performed by CPI is similar to work performed during the pre-production phase of the DB-110 Reconnaissance Pod we currently manufacture for UTAS. The TacSAR pod system complements the DB-110 system to provide all-weather reconnaissance and surveillance and will contain some structural components common to the DB-110 reconnaissance pod.

F-35 Lightning II The F-35 Lightning II is a family of single-seat, single-engine, all-weather stealth multirole fighters designed to perform ground attack, aerial reconnaissance, and air defense missions. The Department of Defense plans to acquire over 2,400 F-35's by 2034 and 11 other countries also have plans to acquire the aircraft. In 2015, CPI was awarded a multi-year contract to supply lock assemblies for the arresting gear door on the F-35A CTOL, estimated at up to $10.6 million. CPI made its first delivery under that contract in May 2017. In November 2017, CPI was awarded an additional $15.8 million multi-year contract to manufacture canopy activation drive shaft assemblies for the F-35A, F-35B, and F-35C aircraft.

Commercial Aircraft – Subcontracts with Prime Contractors

Gulfstream G650 In March 2008, Spirit Aerosystems (“Spirit”) awarded us a contract to provide leading edges for the Gulfstream G650 business jet, a commercial program that Spirit was supporting. In December 2014, Spirit transferred its work-scope on this program to Triumph. We will continue to provide leading edges for the G650 as our purchase orders and long-term agreement have transferred to Triumph.

HondaJet In May 2011, Honda awarded us a contract to manufacture engine inlets for the HondaJet advanced light business jet. We have received approximately $30.5 million in orders on this program through December 2017. We estimate the potential value of this program to be approximately $70 million.

Embraer Phenom 300 In May 2012, Embraer awarded us a contract to manufacture engine inlets for the Embraer Phenom 300 business jet. We have received approximately $32.9 million in orders on this program through December 2017. We estimate the potential value of the program to be in excess of $40 million.

Cessna Citation X In November 2012, Cessna Aircraft Company (“Cessna”) awarded us a contract to supply structural assemblies, predominately wing spars, for Cessna’s flagship aircraft, the newly-relaunched Cessna Citation X. We have received approximately $10.4 million in orders on this program.

S-92 Helicopter The S-92 helicopter performs search and rescue missions, heads of state missions, and a variety of transportation missions for offshore oil and gas crews, utility, and airline passengers. Sikorsky has delivered more than 275 S-92 helicopters since 2004. In 2017, CPI announced a follow-on contract with Sikorsky to provide 15 different deliverable items for the S-92 helicopter, including door assemblies, cover assemblies, and various installation kits used by Sikorsky to complete final assembly of the S-92 helicopter.

Military Aircraft – Prime Contracts with U.S. Government

F-16 “Fighting Falcon” In November 2014, The Defense Logistics Agency (“DLA”) awarded CPI Aero a multi-year contract to provide structural wing components and logistical support for global F-16 aircraft MRO operations. We estimate the value of the contract, including options, to be approximately $53.5 million.

T-38C Pacer Classic III In September 2017, the company received purchase orders valued at approximately $2 million from the USAF to provide structural modification kits for the T-38C Pacer Classic III aircraft structural modification program.

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

The Market

We have positioned our Company to take advantage of opportunities in the military aerospace market but to a broad customer base thereby reducing the impact of direct government contracting limitations. Our success as a subcontractor to defense prime contractors has provided us with opportunities to act as a subcontractor to prime contractors in the production of commercial aircraft structures, which also reduced our exposure to government spending decisions.

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

Approximately $3.1 million, $8.7 million and $9.9 million of our revenue for the years ended December 31, 2017, 2016 and 2015, respectively, was from customers outside the U.S. All other revenue for each of the three years in the period ended December 31, 2017 has been attributable to customers within the U.S. We have no assets outside the U.S. Government-based contracts are subject to national defense budget and procurement funding decisions which, accordingly, drives demand for our business in that market. Government spending and budgeting for procurement, operations and maintenance are affected not only by military action, but also the related fiscal consequences of these actions, as well as the political process.

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our total backlog as of December 31, 2017 and 2016 was as follows:

Backlog (Total)	December 31, 2017	December 31, 2016
Funded	$71,059,000	$94,540,000
Unfunded	317,667,000	321,744,000
Total	$388,726,000	$416,284,000

Approximately 78% of the total amount of our backlog at December 31, 2017 was attributable to government contracts. Our backlog attributable to government contracts at December 31, 2017 and 2016 was as follows:

Backlog (Government)	December 31, 2017	December 31, 2016
Funded	$58,919,000	$92,189,000
Unfunded	242,367,000	229,543,000
Total	$301,286,000	$321,732,000

Our backlog attributable to commercial contracts at December 31, 2017 and 2016 was as follows:

Backlog (Commercial)	December 31, 2017	December 31, 2016
Funded	$12,140,000	$2,351,000
Unfunded	75,300,000	92,201,000
Total	$87,440,000	$94,552,000

Our unfunded backlog is primarily comprised of the long-term contracts that we received from Spirit and NGC during 2008, Honda and Bell during 2011 and Cessna, Sikorsky and Embraer during 2012. These long-term contracts are expected to have yearly orders which will be funded in the future.

Approximately 38% of the funded backlog at December 31, 2017 is expected to be recognized as revenue during 2018.

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

We also compete at the Tier 1 and Tier 2 levels for work for major subcontracts with OEMs in both the military and commercial markets. We often compete against much larger Tier 1 suppliers, such as Triumph Group, Spirit AeroSystems, Kaman Aerospace, GKN, Ducommun, LMI Aerospace, and Precision Castparts Corp. We believe that we can compete effectively with these larger companies by delivering products with the same level of quality and performance at a better value for our customer.

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

Employees

As of March 9, 2018, we had 230 full-time employees. We employ temporary personnel with specialized disciplines on an as-needed basis. None of our employees are members of a union. We believe that our relations with our employees are good.

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

We are a supplier, either directly or as a subcontractor, to the U.S. Government and its agencies. Government subcontracts accounted for 56% of our revenue in 2017, 46% of our revenue in 2016 and 57% of our revenue in 2015. In addition, 8% percent of revenue for 2017, 4% of revenue for 2016 and 1% of revenue for 2015 was derived from prime government contract sales. We depend on government contracts for a significant portion of our business. If we are suspended or barred from contracting with the U.S. Government, if our reputation or relationship with individual federal agencies were impaired, or if the U.S. Government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially adversely affected.

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

The maximum contract value specified under each contract that we enter into is not necessarily indicative of the revenues that we will realize under that contract. Because we may not receive the full amount we expect under a contract, we may not accurately estimate our backlog because the earnings of revenues on programs included in backlog may never occur or may change. Cancellations of pending contracts or terminations or reductions of contracts in progress could have a material adverse effect on our business, prospects, financial condition or results of operations. As of December 31, 2017, our backlog was approximately $389 million, of which 18% was funded and 82% was unfunded.

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

Our management determined that as of December 31, 2017, our internal control over financial reporting was effective based on criteria created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) set forth in Internal Control – Integrated Framework (2013). However, if material weaknesses are identified in our internal control over financial reporting in the future, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to implement remedial measures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Such remedial measures could be expensive and time consuming and could potentially cause investors to lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

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

Our financial results may be adversely impacted by the failure to successfully execute or integrate acquisitions and joint ventures.

The Company may evaluate potential acquisitions or joint ventures that align with our strategic objectives. The success of such activity depends, in part, upon our ability to identify suitable sellers or business partners, perform effective assessments prior to contract execution, negotiate contract terms, and, if applicable, obtain customer and government approval. These activities may present certain financial, managerial, staffing and talent, and operational risks, including diversion of management's attention from existing core businesses, difficulties integrating or separating businesses from existing operations, and challenges presented by acquisitions or joint ventures which may not achieve sales levels and profitability that justify the investments made. If the acquisitions or joint ventures are not successfully implemented or completed, there could be a negative impact on our financial condition, results of operations and cash flows.

The Company's acquisition of Welding Metallurgy, Inc. is subject to a number of conditions, and may not be completed on the terms or timeline currently contemplated, or at all.

On March 21, 2018, the Company entered into a Stock Purchase Agreement for the purchase of Welding Metallurgy, Inc. as discussed in Item 7, Management's Discussion and Analysis - Recent Developments. The completion of the acquisition is subject to certain conditions, including the Company obtaining financing to pay the purchase price, receipt of requisite customer approval, delivery of financial statements to the Company and other customary closing conditions. The Company cannot ensure that the acquisition will be completed on the terms or timeline currently contemplated, or at all. Many of the conditions to the closing of the acquisition are not within the control of the Company and the Company cannot predict when or if these conditions will be satisfied. The failure to meet any or all of the conditions could delay the closing of the acquisition or prevent it from occurring. Any delay in the completion of the acquisition could cause the Company not to realize some or all of the benefits the Company expects to achieve if the acquisition is completed within the expected timeframe.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

CPI Aero’s executive offices and production facilities are situated in an approximately 171,000 square foot building located at 91 Heartland Blvd., Edgewood, New York 11717. CPI Aero occupies this facility under a ten-year lease that commenced in June 2011. The current monthly base rent is $139,955, including real estate taxes.

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are listed on the NYSE American under the symbol CVU. The following table sets forth for 2017 and 2016, the high and low sales prices of our common shares for the periods indicated, as reported by the NYSE American.

Period	High	Low
2016
Quarter Ended March 31, 2016	$9.66	$6.93
Quarter Ended June 30, 2016	$8.00	$5.50
Quarter Ended September 30, 2016	$7.29	$6.31
Quarter Ended December 31, 2016	$9.75	$6.48
2017
Quarter Ended March 31, 2017	$9.76	$6.35
Quarter Ended June 30, 2017	$9.70	$5.55
Quarter Ended September 30, 2017	$10.05	$8.05
Quarter Ended December 31, 2017	$9.60	$8.20

On March 16, 2018, the closing sale price for our common shares on the NYSE American was $8.30. On March 16, 2018, there were 197 holders of record of our common shares and, we believe, over 2,200 beneficial owners of our common shares.

Dividend Policy

To date, we have not paid any dividends on our common shares. Any payment of dividends in the future is within the discretion of our board of directors (subject to the limitation on dividends contained in the Bank United Credit Facility, as described more fully in Item 7, Management’s Discussion and Analysis), and will depend on our earnings, if any, our capital requirements and financial condition and other relevant factors. Our board of directors does not intend to declare any cash or other dividends in the foreseeable future, but intends instead to retain earnings, if any, for use in our business operations.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There have been no sales of unregistered sales of our equity securities for the three months ended December 31, 2017. The have been no repurchases of our outstanding common stock during the three months ended December 31, 2017.

Equity Compensation Plan Information

The following table sets forth certain information at December 31, 2017 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	80,249	$11.05	443,007

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

Statement of Operations Data:	Years Ended December 31,
	2017	2016	2015	2014	2013

Revenue	$81,283,148	$81,329,858	$100,202,557	$39,687,010	$82,988,522

Cost of sales	62,637,232	77,010,940	83,600,854	69,411,709	64,555,275

Gross profit (loss)	18,645,916	4,318,918	16,601,703	(29,724,699)	18,433,247

Selling, general and administrative expenses	8,449,594	8,614,190	7,636,148	7,308,220	6,704,524

Income (loss) from operations	10,196,322	(4,295,272)	8,965,555	(37,032,919)	11,728,723

Other income (expense):
Interest/ other income (expense)	(19,774)	(22,659)	(40,433)	145,072	78,957
Interest expense	(1,698,914)	(1,356,645)	(918,129)	(794,428)	(653,786)
Total other expense, net	(1,718,688)	(1,379,304)	(958,562)	(649,356)	(574,829)

Income (loss) before provision for (benefit from) income taxes	8,477,634	(5,674,576)	8,006,993	(37,682,275)	11,153,894
Provision for (benefit from) income taxes	2,710,000	(2,066,000)	2,991,000	(12,473,000)	3,417,000

Net income (loss)	$5,767,634	($3,608,576)	$5,015,993	($25,209,275)	$7,736,894

Income (loss) per common share – basic	$0.65	($0.42)	$0.59	($2.98)	$0.92

Income (loss) per common share – diluted	$0.65	($0.42)	$0.58	($2.98)	$0.91

Basic weighted average number of common shares outstanding	8,831,064	8,655,848	8,522,817	8,465,937	8,389,048

Diluted weighted average number of common shares outstanding	8,838,445	8,655,848	8,579,986	8,465,937	8,470,578

Balance Sheet Data:	At December 31,
	2017	2016	2015	2014	2013

Cash	$1,430,877	$1,039,586	$1,002,023	$1,504,907	$2,166,103

Costs and estimated earnings in excess of billings on uncompleted contracts	111,158,551	99,578,526	102,622,387	79,054,139	112,597,136

Total current assets	120,382,436	111,288,206	112,355,720	95,992,457	120,181,761

Total assets	124,184,499	117,791,895	116,712,536	103,404,723	124,272,594

Total current liabilities	42,244,635	40,692,721	45,062,803	36,707,815	31,741,678

Working capital	78,137,801	70,595,485	67,292,917	59,284,642	88,440,083

Short-term debt	24,847,685	23,780,609	24,711,491	26,121,713	22,370,349

Long-term debt	7,019,468	8,860,724	483,961	1,289,843	2,198,187

Shareholders’ equity	74,313,333	67,605,706	70,532,109	64,813,156	88,951,519

Total liabilities and shareholders’ equity	124,184,499	117,791,895	116,712,536	103,404,723	124,272,594

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

Recent Developments

On March 21, 2018, the Company entered into a Stock Purchase Agreement (the "Agreement") with Air Industries Group ("Air Industries"), pursuant to which, subject to the satisfaction or waiver of certain conditions, the Company will purchase from Air Industries all of the shares (the "Shares") of Welding Metallurgy, Inc. ("WMI"), a wholly owned subsidiary of Air Industries (the "Acquisition"). WMI is engaged in the manufacture of complex components and assemblies for the defense and commercial aircraft industries.

Under the terms of the Agreement, the Company will pay a purchase price for the Shares as follows: (i) $9.0 million in cash, subject to adjustment based on the working capital of WMI at the closing of the Acquisition and (ii) up to an aggregate of $1.0 million, in two payments of up to $500,000 each (the "Contingent Payments") if WMI enters into certain long-term supply agreements. The Contingent Payments are reduced if milestones for signing are not achieved.

The Agreement contains customary representations, warranties, and covenants of Air Industries and the Company and post-closing indemnities. The representations and warranties set forth in the Agreement generally survive for 18 months following the closing of the Acquisition, with longer survival periods with respect to certain specified representations and warranties.

The completion of the Acquisition is subject to customary closing conditions, approval from certain customers of WMI, the Company obtaining financing to pay the purchase price and the delivery of financial statements to the Company.

The Company anticipates financing the Acquisition through a new term loan to be included with an expanded and extended credit facility to be negotiated with the Company's existing lender. There can be no assurance that the Company will be able to expand and extend the credit facility and that the Acquisition will be funded as anticipated.

The Company expects the closing of the Acquisition to occur during the second quarter of 2018.

Business Operations

We are engaged in the contract production of structural aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets. We have also recently expanded our presence in the aerosystems segment of the market, with our production of various reconnaissance pod structures and fuel panel systems. Within the global aerostructure and aerosystem supply chain, we are either a Tier 1 supplier to aircraft OEMs or a Tier 2 subcontractor to major Tier 1 manufacturers. We also are a prime contractor to the U.S. Department of Defense, primarily the USAF. In conjunction with our assembly operations, we provide engineering, program management, supply chain management and kitting, and MRO services.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The fundamental principles of the guidance are that entities should recognize revenue in a manner that reflects the timing of transfer of goods and services to customers and the amount of revenue recognized reflects the consideration that an entity expects to receive for the goods and services provided. Entities have the option of two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). Effective January 1, 2018, the Company adopted Topic 606 using the modified retrospective method for all of its contracts. Following the adoption of Topic 606, the Company’s revenue recognition for all of its contracts remained materially consistent with historical practice. In addition, following the adoption of Topic 606, the Company will change the presentation of its balance sheet moving its costs and estimated earnings in excess of billings on uncompleted contracts to contract assets and its billings in excess of costs and estimated earnings to contract liabilities.

Results of Operations

Year Ended December 31, 2017 as Compared to the Year Ended December 31, 2016

Revenue. Revenue for the year ended December 31, 2017 was $81,283,148 compared to $81,329,858 for the same period last year, representing a decrease of $46,710.

Overall, revenue generated from prime government contracts for the year ended December 31, 2017 was $6,647,248 compared to $3,493,343 for the year ended December 31, 2016, an increase of $3,153,905. This increase is a result of revenue recognized on the T-38C Pacer Classic III aircraft structural modification program, as this program has transitioned from the start-up stage to the delivery stage.

Revenue generated from government subcontracts for the year ended December 31, 2017 was $45,080,617 compared to $37,355,447 for the year ended December 31, 2016, an increase of $7,725,170. This increase is the result of many factors, predominately increases in revenue on new programs as they ramp up production, or new purchases orders on continuing programs. Examples of programs with increases in revenue in 2017 compared to 2016 include: NGC radar pod, $1 million, Raytheon next generation jammer pod, $7.2 million, Lockheed F-35 lock assemblies, $1.4 million, Bell helicopter engine inlets, $2.8 million, Sikorsky gunner windows, $1.2 million and Sikorsky weapons pylon, $1.2 million. These were partially offset by a $9 million decrease in revenue on the E-2D program, as this program transitions towards the end of deliveries on the most recent multiyear order.

Revenue generated from commercial contracts was $29,555,283 for the year ended December 31, 2017 compared to $40,481,068 for the year ended December 31, 2016, a decrease of $10,925,785. This decrease is predominately the result of a $4.7 million decrease in the Company’s G650 program, a result of lower production, and a $5.6 million decrease in the Company’s Embraer program. Embraer cut back on delivery requirements in the fourth quarter of 2016, as it had completed retrofitting all older aircraft with new engine inlets. Current requirements on the Embraer program are only for new production aircraft.

Cost of sales. Cost of sales for the years ended December 31, 2017 and 2016 was $62,637,232 and $77,010,940, respectively, a decrease of $14,373,708 or 18.7%.

The components of cost of sales were as follows:

	Years ended
	December 31, 2017	December 31, 2016

Procurement	$41,286,646	$52,504,318
Labor	6,745,038	8,112,981
Factory overhead	15,770,436	15,750,146
Other contract costs (credit)	(1,164,888)	643,495

Cost of Sales	$62,637,232	$77,010,940

Procurement for the year ended December 31, 2017 was $41,286,646 compared to $52,504,318, a decrease of $11,217,672 or 21.4%. The decrease in procurement was the result of lower procurement on the Company’s E-2D program, as we did multiyear volume discounted buys in 2016.

Labor costs for the year ended December 31, 2017 were $6,745,038 compared to $8,112,981, a decrease of $1,367,943 or 16.9%. This decrease is predominately due to decreases in labor on our A-10 program, as we near completion on the assemblies from that program, as well as a decrease in labor on the Company’s Embraer program, as we decreased production on that program, as described above.

During the three months ended March 31, 2016, the Company had information that the USAF was intending to increase the number of ship sets on order for the A-10. An increase in the number of ship sets on order would improve the Company’s estimated gross margin on the overall program.

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

Other contract costs (credit) for the year ended December 31, 2017 was ($1,164,888) compared to $643,495, a decrease of $1,808,383. Other contract costs relate to expenses recognized for changes in estimates and expenses predominately associated with loss contracts. Other contract costs are comprised predominantly of charges related to the change in estimate on the A-10 program in 2016. In the year ended December 31, 2017, other contract costs are a credit, as we have incurred actual expenses on our A-10 program that had been previously recognized as part of the change in estimate charge.

Gross profit. Gross profit for the year ended December 31, 2017 was $18,645,916 compared to $4,318,918 for the year ended December 31, 2016, an increase of $14,326,998. Gross profit percentage (“gross margin”) for the year ended December 31, 2017 was 22.9% compared to 5.3% for the same period last year, predominately the result of the change in estimate on the Company’s A-10 program in 2016.

Favorable/Unfavorable Adjustments to Gross Profit

During the years ended December 31, 2017, 2016 and 2015, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in decreases in total gross profit as follows:

	Years Ended
	2017	2016	2015

Favorable adjustments	$944,000	$269,000	$1,067,000
Unfavorable adjustments	(1,984,000)	(1,936,000)	(2,942,000)
Net adjustments	($1,040,000)	($1,667,000)	($1,875,000)

During the year ended December 31, 2017 we had one contract which had an approximately $822,000 of unfavorable adjustments caused by changing estimates on a long-term program. We are working with the customer to agree to contract extensions and expect to decrease our selling price. Additionally, we had one contract that had a gap in production, as well as a smaller than expected order quantity. The gap in production and low quantity has resulted in an unfavorable adjustment of approximately $514,000. There were no other material changes, favorable or unfavorable, during the year ended December 31, 2017.

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

For the year ended December 31, 2015, we had one contract on which we experienced technical issues, which resulted in excess engineering time and additional procurement costs that caused an unfavorable adjustment of approximately $1,434,000. Additionally there was one contract that was running over the budgeted labor, which caused an unfavorable adjustment of approximately $758,000. Additionally, on one contract we had significant engineering changes, which resulted in excess labor and procurement costs that caused an unfavorable adjustment of approximately $3,000,000. No other individual favorable or unfavorable changes in estimates for the year ended December 31, 2015 were material.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2017 were $8,449,594 compared to $8,614,190 for the year ended December 31, 2016, a decrease of $164,596, or 1.9%. This decrease was primarily due to a decrease of approximately $364,000 in accounting and legal fees related mostly to the extension of 2016 costs related to the 2015 audit process and an executive compensation study, a decrease of $311,000 for the reserve for disputed account receivables with various customers, offset by an increase of $400,000 in accrued bonuses and an increase of $93,000 in salaries.

Interest expense. Interest expense for the year ended December 31, 2017 was $1,698,914, compared to $1,356,645 for 2016, an increase of $342,269 or 25.2%. The increase in interest expense is the result of an increase in the average amount of outstanding debt during 2017 as compared to 2016.

Income (loss) from operations. We had income from operations for the year ended December 31, 2017 of $10,196,322 compared to loss from operations of $4,295,272 for the year ended December 31, 2016. The increase was predominately the result in the increase in gross profit described above.

Provision for (benefit from) income taxes. Our historic effective tax rate has been between 30%-32% of taxable income. The rate has been below the statutory federal income tax rate of 34% because of our ability to utilize the domestic production activity deduction, available to companies that do manufacturing within the United States. Since 2015, we have been providing for state income taxes in states where, although we don’t have any property or full time employees, the historic method for the allocation of state income taxes, we do have sales and have employees present on at least a part time basis. As such the effective tax rate for both 2017 and 2016 is approximately 32% and 37%, respectively.

In accordance with the Tax Cuts and Jobs Act that was enacted on December 22, 2017 (“U.S. Tax Reform”), we have recorded a credit for income taxes of $207,000. The impact of the U.S. Tax Reform is primarily from revaluing our U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. For U.S. federal purposes the corporate statutory income tax rate was reduced from 35% to 21%, effective for our 2018 tax year. The provisional impact of the U.S. Tax Reform is our current best estimate based on the preliminary review of the new law and is subject to revision based on our existing accounting for income taxes policy as further information is gathered and interpretation and analysis of the tax legislation evolves. The Securities and Exchange Commission has issued rules allowing for a measurement period of up to one year after the enactment date of the U.S Tax Reform to finalize the recording of the related tax impacts. Any future changes to our provisional estimated impact of the U.S Tax Reform will be included as an adjustment to the provision for income taxes.

Year Ended December 31, 2016 as Compared to the Year Ended December 31, 2015

Revenue. Revenue for the year ended December 31, 2016 was $81,329,858 compared to $100,202,557 for the year ended December 31, 2015, representing a decrease of $18,872,699.

Overall, revenue generated from prime government contracts for the year ended December 31, 2016 was $3,493,343 compared to $892,752 for the year ended December 31, 2015, an increase of $2,600,591. This increase is a result of our deliveries on our F-16 contract, that began in 2016.

Revenue generated from government subcontracts for the year ended December 31, 2016 was $37,355,447 compared to $56,982,785 for the year ended December 31, 2015, a decrease of $19,627,338. This decrease is the result of many factors including: a $13.4 million decrease in revenue on the Company’s A-10 program with Boeing because of a change in estimate on the program, as previously described, a $5.6 million decrease in revenue from the Company’s E-2D program with NGC, due to the timing of work related to the multiyear order received in 2014, a $1.0 million decrease in revenue from the Company’s gunner window program with Sikorsky, due to lower orders, and a $1.3 million decrease in revenue from the Company’s fuel panel program with Sikorsky, due to lower orders. These decreases were offset by a $4.8 million increase in the Company’s E-2D wet outer wing program, which had only nominal activity in 2015 and was in production in 2016.

Revenue generated from commercial contracts was $40,481,068 for the year ended December 31, 2016 compared to $42,327,020 for the year ended December 31, 2015, a decrease of $1,845,952. This decrease is predominately the result of a $3.9 million decrease in the Company’s Cessna Citation + program, as we completed production on our outstanding order, a $1.3 million decrease in the Company’s Embraer program, as Embraer cut back on delivery requirements in the fourth quarter of 2016, a $800,000 decrease in revenue on the Company’s Honda program, as we near completion of the flap and vane portion of this program and a $2.8 million decrease in revenue from various Sikorsky commercial programs, the result of lower demand. These decreases were offset by a $6.5 million increase in revenue from the Company’s G650 program.

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

Procurement for the year ended December 31, 2016 was $52,504,318 compared to $57,473,129, a decrease of $4,968,811 or 8.6%. The decrease in procurement was the result of lower procurement on the Company’s E-2D program, as we did multiyear volume discounted buys in 2015. .

Labor costs for the year ended December 31, 2016 were $8,112,981 compared to $9,188,417, a decrease of $1,075,436 or 11.7%. This decrease is predominately due to decreases in labor on our A-10 program, as we near completion on some of the assemblies from that program, as well as a decrease in labor on the Company’s Cessna Citation program, as we completed the assemblies on order on that program. .

Factory overhead for the year ended December 31, 2016 was $15,750,146 compared to $16,431,764, a decrease of $681,618 or 4.2%. This decrease is the result of a decrease in employee benefits, factory supplies and indirect salaries, as shop production has declined. .

Gross profit. Gross profit for the year ended December 31, 2016 was $4,318,918 compared to $16,601,703 for the year ended December 31, 2015, a decrease of $12,282,785. Gross profit percentage (“gross margin”) for the year ended December 31, 2016 was 5.3% compared to 16.6% for the same period in 2015, predominately the result of the change in estimate on the Company’s A-10 program.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2016 were $8,614,190 compared to $7,636,148 for the year ended December 31, 2015, an increase of $978,042, or 12.8%. This increase was primarily due to an approximately a $460,000 increase in accounting and legal fees related mostly to the extended 2015 audit process and an executive compensation study, a $411,000 reserve for disputed account receivables with various customer and an increase of $355,000 in salaries.

Interest expense. Interest expense for the year ended December 31, 2016 was $1,356,645, compared to $918,129 for 2015, an increase of $438,516 or 47.8%. The increase in interest expense is the result of an increase in the average amount of outstanding debt during 2016 as compared to 2015.

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

Liquidity and Capital Resources

General. At December 31, 2017, we had working capital of $78,137,801 compared to $70,595,485 at December 31, 2016, an increase of $7,542,316, or 10.7%. This increase is predominately the result of increases in Costs and Estimated Earnings in excess of Billings on Uncompleted Contracts (“CEE”).

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

At December 31, 2017, our cash balance was $1,430,877 compared to $1,039,586 at December 31, 2016, an increase of $391,291. Our accounts receivable balance at December 31, 2017 decreased to $5,379,821 from $8,514,613 at December 31, 2016.

Bank Credit Facilities.

On December 5, 2012, the Company entered into an Amended and Restated Credit Agreement with Santander Bank (as further amended on August 6, 2014 and March 31, 2015, the “Credit Agreement”) as the sole arranger, administrative agent, collateral agent and lender and Valley National Bank as lender. The Credit Agreement provided for a revolving credit facility of $35 million (the “Revolving Facility”). The Revolving Facility and term loan under the Credit Agreement are secured by all of our assets.

On March 9, 2012, the Company obtained a $4.5 million term loan from Santander Bank to be amortized over five years (the “Santander Term Loan”). The Santander Term Loan was used by the Company to purchase tooling and equipment for new programs. The Santander Term Loan was payable in monthly installments of $75,000, with a final payment of the remaining principal balance on March 9, 2017. The Santander Term Loan bore interest at the lower of LIBOR plus 3% or Santander Bank’s prime rate. The Santander Term Loan was subject to the amended and restated terms and conditions of the Credit Agreement.

In connection with the Santander Term Loan, the Company and Santander Bank entered into a five-year interest rate swap agreement, in the notional amount of $4.5 million. Under the interest rate swap, the Company paid an amount to Santander Bank representing interest on the notional amount at 4.11% and received an amount from Santander representing interest on the notional amount at a rate equal to the one-month LIBOR plus 3%. The effect of this interest rate swap was that the Company paid a fixed interest rate of 4.11% over the term of the Santander Term Loan.

Bank United, N.A. assumed and succeeded to all the right and interest of Santander in connection with the Credit Agreement, Revolving Facility and Santander Term Loan. On March 24, 2016, the Company entered into an Amended and Restated Credit Agreement with Bank United, N.A. as the sole arranger, administrative agent and collateral agent (the “BankUnited Facility”). The BankUnited Facility provides for a revolving credit loan commitment of $30 million and a $10 million term loan. The term of the BankUnited Facility is through March of 2019. The revolving loan bears interest at a rate based upon a pricing grid, as defined in the agreement. The range for LIBOR based loans is between 2.5% and 3.25% above the then applicable LIBOR rate. The range of base rate loans is between the bank’s prime rate and 0.75% above the bank’s prime rate.

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

Also, in May 2016, the Company entered into a new interest rate swap with the objective of reducing our exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt. The notional amount, maturity date, and currency of this contract match those of the underlying debt.

As of December 31, 2017, the Company was in compliance with all of the covenants contained in the Bank United Facility, as amended.

As of December 31, 2017, the Company had $22.8 million outstanding and as of December 31, 2016, the Company had $22.4 million outstanding under the BankUnited Facility.

We believe that our existing resources, together with the availability under our credit facility, will be sufficient to meet our current working capital needs for at least the next 12 months from the date of issuance of our financial statements.

Contractual Obligations. The table below summarizes information about our contractual obligations as of December 31, 2017 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$8,500,000	$1,833,333	$6,666,667	—	—
Capital Lease Obligations	555,209	175,667	305,596	$73,946	—
Operating Leases	7,572,922	1,679,465	3,484,025	2,409,432	—
Interest Rate Swap Agreement	18,781	18,781	—	—	—
Total Contractual Cash Obligations	$16,646,912	$3,707,246	$10,456,288	$2,483,378	$—

Inflation. Inflation historically has not had a material effect on our operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

There were no material changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, out internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders CPI Aerostructures, Inc.

Opinion on Internal Control over Financial Reporting

We have audited CPI Aerostructures, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets and the related statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows of the Company, and our report dated March 22, 2018, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ CohnReznick LLP

Jericho, New York

March 22, 2018

(Continued)

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

See Item 14.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Items 10, 11, 12, 13 and 14 will be contained in our definitive proxy statement for our 2018 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Exchange Act, and incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. The following financial statements are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2017 and 2016

Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2017, 2016 and 2015

Statements of Shareholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015

Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015

Notes to Financial Statements

Exhibit Number	Name of Exhibit	No. in Document
3.1	Certificate of Incorporation of the Company, as amended. (1)	3.1
3.1(a)	Certificate of Amendment of Certificate of Incorporation filed on July 14, 1998. (2)	3.1(a)
3.2	Amended and Restated By-Laws of the Company. (3)	3.2
10.20	Performance Equity Plan 2009 (4)
10.21	2016 Long Term Incentive Plan
10.23	Agreement of Lease, dated June 30, 2011, between Heartland Boys II L.P. and CPI Aerostructures Inc. (5)	10.1
10.31	Amended and Restated Credit Agreement, dated as of March 24, 2016, as amended on May 6, 2016, among CPI Aerostructures, Inc., the several lenders from time to time party thereto, and Bank United, N.A.	10.1
14	Code of Business Conduct and Ethics
**21	Subsidiaries of the Registrant
**23.1	Consent of CohnReznick LLP
**31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**Filed herewith.

***XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-49270) declared effective on September 16, 1992 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 2007 and incorporated herein by reference.
(4)	Included as Appendix A to the Company’s Proxy Statement filed on April 30, 2009.
(5)	Filed as an exhibit to the Company’s Current Report on Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference

CPI AEROSTRUCTURES, INC.

CPI AEROSTRUCTURES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders CPI Aerostructures Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CPI Aerostructures, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 22, 2018, expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2004.

Jericho, New York

March 22, 2018

F-1

CPI AEROSTRUCTURES, INC.

BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash	$1,430,877	$1,039,586
Accounts receivable, net	5,379,821	8,514,613
Costs and estimated earnings in excess of billings on uncompleted contracts	111,158,551	99,578,526
Prepaid expenses and other current assets	2,413,187	2,155,481
Total current assets	120,382,436	111,288,206

Property and equipment, net	2,046,942	2,298,610
Deferred income taxes	1,566,818	3,952,598
Other assets	188,303	252,481
Total Assets	$124,184,499	$117,791,895

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,129,872	$14,027,457
Accrued expenses	1,911,421	1,386,147
Billings in excess of costs and estimated earnings on uncompleted contracts	74,657	115,337
Current portion of long-term debt	2,009,000	1,341,924
Contract loss	171,673	1,377,171
Line of credit	22,838,685	22,438,685
Income taxes payable	109,327	6,000
Total current liabilities	42,244,635	40,692,721

Long-term debt, net of current portion	7,019,468	8,860,724
Other liabilities	607,063	632,744
Total Liabilities	49,871,166	50,186,189

Commitments

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, 8,864,319 and 8,739,836 shares, respectively, issued and outstanding	8,863	8,738
Additional paid-in capital	53,770,618	52,824,950
Retained earnings	20,548,652	14,781,018
Accumulated other comprehensive loss	(14,800)	(9,000)
Total Shareholders’ Equity	74,313,333	67,605,706
Total Liabilities and Shareholders’ Equity	$124,184,499	$117,791,895

see notes to financial statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years ended December 31,	2017	2016	2015

Revenue	$81,283,148	$81,329,858	$100,202,557

Cost of sales	62,637,232	77,010,940	83,600,854

Gross profit	18,645,916	4,318,918	16,601,703

Selling, general and administrative expenses	8,449,594	8,614,190	7,636,148
Income (loss) from operations	10,196,322	(4,295,272)	8,965,555

Other expense:
Other expense	(19,774)	(22,659)	(40,433)
Interest expense	(1,698,914)	(1,356,645)	(918,129)
Total other expense, net	(1,718,688)	(1,379,304)	(958,562)
Income (loss) before provision for (benefit from) income taxes	8,477,634	(5,674,576)	8,006,993

Provision for (benefit from) income taxes	2,710,000	(2,066,000)	2,991,000
Net income (loss)	5,767,634	(3,608,576)	5,015,993

Other comprehensive income (loss), net of tax
Change in unrealized (gain) loss-interest rate swap	(5,800)	(5,547)	6,263

Comprehensive income (loss)	$5,761,834	($3,614,123)	$5,022,256
Income (loss) per common share-basic	$0.65	($0.42)	$0.59

Income (loss) per common share-diluted	$0.65	($0.42)	$0.58

Shares used in computing earnings per common share:
Basic	8,831,064	8,655,848	8,552,817
Diluted	8,838,445	8,655,848	8,579,986

see notes to financial statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2017, 2016 and 2015

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance at January 1, 2015	8,500,555	$8,501	$51,440,770	$13,373,601	($9,716)	$64,813,156
Net income	—	—	—	5,015,993	—	5,015,993
Change in unrealized loss from interest rate swap	—	—	—	—	6,263	6,263
Common stock issued upon exercise of options, net	25,352	26	79,974	—	—	80,000
Common stock issued as employee compensation	6,255	6	59,417	—	—	59,423
Stock based compensation expense	51,349	51	524,223	—	—	524,274
Tax benefit from stock option plans	—	—	33,000	—	—	33,000

Balance at December 31, 2015	8,583,511	8,584	52,137,384	18,389,594	(3,453)	70,532,109
Net loss	—	—	—	(3,608,576)	—	(3,608,576)
Change in unrealized loss from interest rate swap	—	—	—	—	(5,547)	(5,547)
Common stock issued upon exercise of options, net	3,448	3	(3)	—	—	—
Common stock issued as employee compensation	98,645	97	163,354	—	—	163,451
Stock based compensation expense	54,232	54	524,215	—	—	524,269

Balance at December 31, 2016	8,739,836	8,738	52,824,950	14,781,018	(9,000)	67,605,706
Net income	—	—	—	5,767,634	—	5,767,634
Change in unrealized loss from interest rate swap	—	—	—	—	(5,800)	(5,800)
Common stock issued upon exercise of options	3,334	3	(3)	—	—	—
Common stock issued as employee compensation	5,550	6	50,776	—	—	50,782
Stock based compensation expense	115,599	116	894,895	—	—	895,011

Balance at December 31, 2017	8,864,319	$8,863	$53,770,618	$20,548,652	($14,800)	$74,313,333

see notes to financial statements

CPI AEROSTRUCTURES, INC.

STATEMENTS OF CASH FLOWS

Years ended December 31,	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$5,767,634	($3,608,576)	$5,015,993
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	616,291	661,921	854,063
Debt issue cost	85,571	61,320	—
Deferred rent	(30,680)	8,235	46,017
Stock based compensation expense	895,011	524,269	524,274
Common stock issued as employee compensation	50,782	163,451	59,423
Loss on disposal of fixed asset	21,010	—	—
Deferred portion of provision for income taxes	2,384,980	(2,077,299)	2,659,000
Tax benefit for stock options	—	—	(33,000)
Bad debt expense	150,000	460,514	50,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	2,984,792	(1,309,290)	(1,249,023)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(11,580,025)	3,043,861	(23,568,248)
Increase in prepaid expenses and other current assets	(257,706)	(1,013,008)	(237,199)
(Increase) decrease in refundable income taxes	—	(77,000)	8,133,433
Increase (decrease) in accounts payable and accrued expenses	1,627,689	(4,023,547)	9,446,948
(Decrease) increase in accrued losses on uncompleted contracts	(1,205,498)	827,448	153,541
Increase (decrease) in income taxes payable	103,327	(183,000)	220,822
Decrease in billings in excess of costs and estimated earnings on uncompleted contracts	(40,680)	(60,101)	(18,212)
Net cash provided by (used in) operating activities	1,572,498	(6,600,802)	2,057,832
Cash flows from investing activities:
Purchase of property and equipment	(281,922)	(136,320)	(209,718)
Proceeds from sale of fixed assets	42,480	—	—
Net cash used in investing activities	(239,442)	(136,320)	(209,718)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	—	80,000
Payment of line of credit	(4,100,000)	(30,400,000)	(9,650,000)
Proceeds from line of credit	4,500,000	29,138,685	8,200,000
Payment of long-term debt	(1,341,765)	(1,710,145)	(1,013,998)
Proceeds from long-term debt	—	10,000,000	—
Debt issue costs	—	(253,855)	—
Tax benefit for stock options	—	—	33,000
Net cash (used in) provided by financing activities	(941,765)	6,774,685	(2,350,998)
Net increase (decrease) in cash	391,291	37,563	(502,884)
Cash at beginning of year	1,039,586	1,002,023	1,504,907
Cash at end of year	$1,430,877	$1,039,586	$1,002,023
Supplemental schedule of noncash investing and financing activities:
Equipment acquired under capital lease	$146,192	$465,475	$247,881
Cashless exercise of stock options	$202,500	$168,750	—
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$1,578,627	$1,182,791	$1,000,403
Cash paid for income taxes	$144,718	$302,025	$351,275

see notes to financial statements

CPI AEROSTRUCTURES, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Principal business activity And summary of significant Accounting policies

CPI Aerostructures, Inc. (“CPI Aero®” or the “Company”) is a U.S. supplier of aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets. We manufacture complex aerostructure assemblies, as well as aerosystems. Additionally, we supply parts for maintenance, repair and overhaul (“MRO”) and kitting contracts.

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

CPI AEROSTRUCTURES, INC.

When contractual terms allow, the Company invoices its customers on a progress basis.

Cash

The Company maintains its cash in three financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed these limits. As of December 31, 2017 and 2016, the Company had approximately $1,377,000 and $1,276,000, respectively, of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly credit worthy.

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

Short-Term Debt

The fair value of the Company’s short-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Using this method, the fair value of the Company’s short-term debt was not significantly different than the stated value at December 31, 2017 and 2016.

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

In March 2012, the Company entered into an interest rate swap with the objective of reducing its exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt. The notional amount, maturity date, and currency of these contracts match those of the underlying debt. The Company has designated this interest rate swap contract as cash flow hedge. The Company measures ineffectiveness by comparing the cumulative change in the forward contract with the cumulative change in the hedged item. The interest rate swap contract was terminated as of March 24, 2016. The Company paid approximately $4,000 at termination to settle the swap contract.

CPI AEROSTRUCTURES, INC.

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

Fair Value

At December 31, 2017 and 2016, the fair values of cash, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments.

	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$31,893,894	$31,893,894	$32,689,467	$32,689,467

We estimated the fair value of debt using market quotes and calculations based on market rates.

The following tables present the fair values of liabilities measured on a recurring basis as of December 31, 2017 and 2016:

		Fair Value Measurements 2017
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap	$18,781	—	$18,781	—
Total	$18,781	—	$18,781	—

		Fair Value Measurements 2016
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap	$13,685	—	$13,685	—
Total	$13,685	—	$13,685	—

CPI AEROSTRUCTURES, INC.

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

As of December 31, 2017 and 2016, $18,781 and $13,685, respectively, was included in other liabilities related to the fair value of the Company’s interest rate swap, and $15,000 and $9,000, respectively, net of tax of approximately $4,000 and $5,000, respectively, was included in Accumulated Other Comprehensive Loss.

Earnings Per Share

Basic earnings (loss) per common share is computed using the weighted-average number of shares outstanding. Diluted earnings (loss) per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of approximately 35,000 were used in the calculation of diluted earnings per common share in 2017. Incremental shares of 45,249 were not included in the diluted earnings per share calculations at December 31, 2017, as their exercise price was in excess of the Company’s quoted market price and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation. No incremental shares were used in the calculation of diluted loss per common share in 2016, as the effect of incremental shares would be anti-dilutive. Incremental shares of approximately 85,000 were used in the calculation of diluted earnings per common share in 2015. Incremental shares of 184,983 were not included in the diluted earnings per share calculations at December 31, 2015, as their exercise price was in excess of the Company’s quoted market price and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation.

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

The Company does not have any liabilites for unrecognized tax benefits resulting from tax positions taken, or expected to be taken, in an income tax return. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. Uncertain tax positions are evaluated and adjusted as appropriate, while taking into account the progress of audits of various taxing jurisdictions.

In accordance with the Tax Cuts and Jobs Act that was enacted on December 22, 2017 (“U.S. Tax Reform”), we have recorded a credit for income taxes of $207,000. The impact of the U.S. Tax Reform is primarily from revaluing our U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. For U.S. federal purposes the corporate statutory income tax rate was reduced from 35% to 21%, effective for our 2018 tax year. The provisional impact of the U.S. Tax Reform is our current best estimate based on the preliminary review of the new law and is subject to revision based on our existing accounting for income taxes policy as further information is gathered and interpretation and analysis of the tax legislation evolves. The Securities and Exchange Commission has issued rules allowing for a measurement period of up to one year after the enactment date of the U.S. Tax Reform to finalize the recording of the related tax impacts. Any future changes to our provisional estimated impact of the U.S. Tax Reform will be included as an adjustment to the provision for income taxes.

CPI AEROSTRUCTURES, INC.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The fundamental principles of the guidance are that entities should recognize revenue in a manner that reflects the timing of transfer of goods and services to customers and the amount of revenue recognized reflects the consideration that an entity expects to receive for the goods and services provided. Entities have the option of two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). Effective January 1, 2018, the Company adopted Topic 606 using the modified retrospective method for all of its contracts. Following the adoption of Topic 606, the Company’s revenue recognition for all of its contracts remained materially consistent with historical practice. In addition, following the adoption of Topic 606, the Company will change the presentation of its balance sheet moving its costs and estimated earnings in excess of billings on uncompleted contracts to contract assets and its billings in excess of costs and estimated earnings to contract liabilities and will also include additional disclosures required in accordance with Topic 606.

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

2.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

At December 31, 2017, costs and estimated earnings in excess of billings on uncompleted contracts (unbilled) consist of:

	U.S. Government	Commercial	Total
Costs incurred on uncompleted contracts	$380,585,374	$176,564,952	$557,150,326
Estimated earnings	44,708,920	65,341,115	110,050,035
	425,294,294	241,906,067	667,200,361
Less billings to date	370,755,359	185,361,108	556,116,467

Costs and estimated earnings in excess of billings on uncompleted contracts	$54,538,935	$56,544,959	$111,083,894

CPI AEROSTRUCTURES, INC.

At December 31, 2016, costs and estimated earnings in excess of billings on uncompleted contracts (unbilled) consist of:

	U.S. Government	Commercial	Total
Costs incurred on uncompleted contracts	$341,003,461	$153,898,425	$494,901,886
Estimated earnings	39,638,231	58,346,518	97,984,749
	380,641,692	212,244,943	592,886,635
Less billings to date	331,277,942	162,145,504	493,423,446

Costs and estimated earnings in excess of billings on uncompleted contracts	$49,363,750	$50,099,439	$99,463,189

The above amounts are included in the accompanying balance sheets under the following captions at December 31, 2017 and 2016.

	2017	2016
Costs and estimated earnings in excess of billings on uncompleted contracts	$111,158,551	$99,578,526
Billings in excess of costs and estimated earnings on uncompleted contracts	(74,657)	(115,337)
Totals	$111,083,894	$99,463,189

Unbilled costs and estimated earnings are billed in accordance with applicable contract terms. As of December 31, 2017, approximately $35 million of the balances above are not expected to be collected within one year. There are no amounts billed under retainage provisions.

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the years ended December 31, 2017, 2016 and 2015, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $1,040,000, $1,667,000 and $1,875,000, respectively, from that which would have been reported had the revised estimate been used as the basis of recognition of contract profits in prior years.

Although management believes it has established adequate procedures for estimating costs to complete on uncompleted open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion.

CPI AEROSTRUCTURES, INC.

3.       ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables as follows:

	December 31,
	2017	2016

Billed receivables	$5,529,821	$9,050,127
Less: allowance for doubtful accounts	(150,000)	(535,514)
	$5,379,821	$8,514,613

4.       PROPERTY AND EQUIPMENT

	December 31,		Estimated
	2017	2016	Useful Life (years)

Machinery and equipment	$2,461,047	$2,289,175	5 to 10
Computer equipment	3,476,454	3,417,701	5
Furniture and fixtures	610,323	610,323	7
Automobiles and trucks	13,162	13,162	5
Leasehold improvements	1,798,823	1,694,900	Lesser of lease term or 10 years
	8,359,809	8,025,261
Less accumulated depreciation and amortization	6,312,867	5,726,651
	$2,046,942	$2,298,610

Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 was $616,291, $661,921 and $854,063, respectively.

During the years ended December 31, 2017 and 2016, the Company acquired $146,192 and $465,475, respectively, of property and equipment under capital leases.

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

CPI AEROSTRUCTURES, INC.

As of December 31, 2017, the Company was in compliance with all of the financial covenants, contained in the Restated Agreement, as amended. As of December 31, 2017, the Company had $22.8 million outstanding under the Restated Agreement bearing interest at 4.75%.

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

The Santander interest swap agreement was terminated and the Santander Term Facility was paid off on March 24, 2016 using the proceeds of the Bank United Facility (See Note 5).

The Company paid approximately $254,000 of debt issuance costs with the Bank United Facility of which approximately $80,000 is included in other current assets and $27,000 is a reduction of long-term debt.

The Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the agreement, which matures on March 31, 2019. The maturities of the Term Loan are included in the maturities of long-term debt.

The maturities of the long-term debt (excluding unamortized debt issuance costs) are as follows:

Year ending December 31,
2018	$2,009,000
2019	6,837,608
2020	134,655
2021	42,073
2022	31,873
$9,055,209

Also included in long-term debt are capital leases and notes payable of $555,209 and $584,116 at December 31, 2017 and 2016, respectively, including a current portion of $175,667 and $175,257, respectively.

The cost of assets under capital leases was $1,975,642 and $1,829,450 at December 31, 2017 and 2016, respectively. Accumulated depreciation of assets under capital leases was approximately $1,300,970 and $1,157,000 at December 31, 2017 and 2016, respectively.

CPI AEROSTRUCTURES, INC.

7.	COMMITMENTS

The Company leases an office and warehouse facility under a non-cancelable operating lease which expires in April, 2022. The aggregate future commitment under this agreement is as follows:

Year ending December 31,

2018	$1,679,465
2019	1,720,750
2020	1,763,275
2021	1,807,074
2022	602,358
$7,572,922

Rent expense for the years ended December 31, 2017, 2016 and 2015 was $1,608,701, $1,608,701 and $1,608,701, respectively.

8.	INCOME TAXES

The provision for (benefit from) income taxes consists of the following:

Year ended December 31,	2017	2016	2015
Current:
Federal	$200,000	—	$82,000
Prior year under accrual	—	—	143,000
State	126,000	($51,000)	107,000

Deferred:
Federal	2,244,000	(2,015,000)	2,659,000
State/Local	140,000	—	—
	$2,710,000	($2,066,000)	$2,991,000

The difference between the income tax provision computed at the federal statutory rate and the actual tax provision is accounted for as follows:

December 31,	2017	2016	2015
Taxes computed at the federal statutory rate	$2,882,000	($1,929,000)	$2,722,000
State income tax, net	176,000	(34,000)	70,000
Prior year true-up	2,000	(3,000)	325,000
Research and development tax credit	(235,000)	(246,000)	(177,000)
Change in Federal Statutory Rate	(207,000)	—	—
Permanent differences	92,000	146,000	51,000
Provision for (benefit from) income taxes	$2,710,000	($2,066,000)	$2,991,000

CPI AEROSTRUCTURES, INC.

The components of deferred income tax assets and liabilities are as follows:

Deferred Tax Assets:	2017	2016
Interest rate swap	$1,000	$9,000
Allowance for doubtful accounts	32,000	187,000
Credit carryforwards	1,986,000	1,548,000
Deferred rent	126,000	221,000
Stock options	102,000	295,000
Restricted stock	90,000	47,000
Net operating loss carryforward	750,000	5,057,000
Deferred Tax Assets	3,087,000	7,364,000

Deferred Tax Liabilities:
Prepaid expenses	141,000	130,000
Revenue recognition	1,036,000	2,807,000
Property and equipment	276,000	475,000
State taxes	67,000	—
Deferred tax liabilities	1,520,000	3,412,000
Net Deferred Tax Assets	$1,567,000	$3,952,000

The Company recognized, for income tax purposes, a tax benefit of $33,000 for the year ended December 31, 2015 for compensation expense related to its stock option plan for which no corresponding charge to operations has been recorded. Such amounts have been added to additional paid-in capital in those years.

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

The Company’s net income (loss) for the years ended December 31, 2017, 2016 and 2015, includes approximately $946,000, $688,000 and $584,000 of stock based compensation expense, respectively, for the grant of stock options and RSUs.

In January 2017, the Company granted 59,395 RSUs to its board of directors as partial compensation for the 2017 year. On January 1, 2016, the Company granted 53,882 RSUs to its board of directors as partial compensation for the 2016 year. RSUs vest quarterly on a straight-line basis over a one-year period. The Company’s net income (loss) for the year ended December 31, 2017 and 2016 includes approximately $550,000 and $524,000, respectively, of noncash compensation expense related to the RSU grants to the board of directors. This expense is recorded as a component of selling, general and administrative expenses. In addition, for the year ended December 31, 2017, the Company granted 5,550 shares of common stock to various employees and approximately $13,300 of compensation expense is included in selling, general and administrative expenses and approximately $37,500 of compensation expense is included in cost of sales for this grant.

In August 2016 and March 2017, the Company granted 98,645 and 73,060 shares of common stock, respectively, to various employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2021 based upon the service and performance thresholds. In March 2017, 12,330 of the shares granted in August 2016 were forfeited because the Company failed to achieve certain performance criteria for the year ended December 31, 2016. In addition, on March 9, 2017, these employees returned 4,525 common shares, valued at approximately $33,000, to pay the employees’ withholding taxes. For the years ended December 31, 2017 and 2016, approximately $219,000 and $135,100, respectively, of compensation expense is included in selling, general and administrative expenses and approximately $46,300 and $28,400, respectively of compensation expense is included in cost of sales for this grant.

CPI AEROSTRUCTURES, INC.

The Company recorded reductions in income tax payable of approximately $325,000 for the year ended December 31, 2015 as a result of the tax benefit upon exercise of options. The compensation expense related to the Company’s stock based compensation arrangements is recorded as a component of selling, general and administrative expenses. Cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized from options exercised (excess tax benefits) are classified as cash inflows from financing activities and cash inflows from operating activities.

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

The Company has 172,978 shares available for grant under the 2009 Plan.

In 2016, the Company adopted the 2016 Long Term Incentive Plan (the “2016 Plan”). The 2016 Plan reserved 600,000 common shares for issuance, provided that, no more than 200,000 common shares be granted as incentive stock options. Awards may be made or granted to employees, officers, directors and consultants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

The Company has 270,309 shares available for grant under the 2016 Plan.

The Company did not grant any stock options in 2017, 2016 or 2015.

CPI AEROSTRUCTURES, INC.

A summary of the status of the Company’s stock option plans is as follows:

Fixed Options	Options	Weighted Average Exercise Price	Average remaining contractual term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	349,983	10.97	2.20
Granted during period	—	—
Exercised	(55,000)	8.00
Forfeited/Expired	(25,000)	14.08

Outstanding at December 31, 2015	269,983	11.29	1.71
Granted during period	—	—
Exercised	(25,000)	6.75
Forfeited/Expired	(95,517)	13.83

Outstanding at December 31, 2016	149,466	$10.43	1.58
Granted during period	—	—
Exercised	(25,000)	8.10
Forfeited/Expired	(44,217)	10.62

Outstanding at December 31, 2017	80,249	$11.05	1.10	$82,250

Vested at December 31, 2017	80,249	$11.05	1.10	$82,250

The Company’s stock options granted to non-employee directors vest immediately upon grant and have a maximum contractual term of five years. Stock options granted to employees vest over three years and have a maximum contractual term of ten years. The expected option term is calculated utilizing historical data of option exercises.

During the year ended December 31, 2017, no stock options were exercised for cash. During the same period, 25,000 options were exercised, pursuant to provisions of the stock option plan, where the Company received no cash and 21,666 shares of its common stock in exchange for the 25,000 shares issued in the exercise. The 21,666 shares that the Company received were valued at $202,580, the fair market value of the shares on the dates of exercise.

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

The intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was approximately $31,300, $27,000 and $230,500, respectively.

CPI AEROSTRUCTURES, INC.

The fair value of all options vested during the years ended December 31, 2017, 2016 and 2015 was approximately $82,000, $151,000 and $221,000, respectively.

10.	EMPLOYEE BENEFIT PLAN

On September 11, 1996, the Company’s board of directors instituted a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Code”). On October 1, 1998, the Company amended and standardized its plan as required by the Code. Pursuant to the amended plan, qualified employees may contribute a percentage of their pretax eligible compensation to the Plan and the Company will match a percentage of each employee’s contribution. Additionally, the Company has a profit-sharing plan covering all eligible employees. Contributions by the Company are at the discretion of management. The amount of contributions recorded by the Company in 2017, 2016 and 2015 amounted to $361,682, $351,932 and $422,334, respectively.

11.	MAJOR CUSTOMERS

Eight percent of revenue in 2017, 4% of revenue in 2016 and 1% of revenue in 2015 were directly to the U.S. government. Less than 6% and 10% of accounts receivable at December 31, 2017 and 2016, respectively, were from the U. S. Government.

In addition, in 2017, 25%, 23% and 12% of our revenue were to our three largest commercial customers, respectively. In 2016, 36%, 29%, 12% and 11% of our revenue were to our four largest commercial customers, respectively. At December 31, 2017, 44%, 18% and 13% of accounts receivable were from our three largest commercial customers. At December 31, 2016, 35%, 24% and 17% of accounts receivable were from our three largest commercial customers.

At December 31, 2017 and 2016, 4% and 1%, respectively, of costs and estimated earnings in excess of billings on uncompleted contracts were from the U.S. Government.

At December 31, 2017, 32%, 20%, 12%, and 10% of costs and estimated earnings in excess of billings on uncompleted contracts were from our four largest commercial customers. At December 31, 2016, 33%, 26%, 12%, and 11% of Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts were from our four largest commercial customers.

In 2017 and 2016, approximately 4% and 11%, respectively, of our revenue was from a customer who is located outside the United States.

CPI AEROSTRUCTURES, INC.

12.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The results of any single quarter are not necessarily indicative of the Company’s results for the full year. Earnings per share data is computed independently for each of the periods presented. As a result, the sum of the earnings per share amounts for the quarter may not equal the total for the year.

	Quarter ended
2017	March 31,	June 30,	September 30,	December 31,
Revenue	$20,032,701	$16,731,951	$20,706,460	$23,812,036
Gross Profit	4,537,514	3,683,748	4,912,436	5,512,218
Net Income	1,249,301	765,647	1,695,513	2,057,173
Income per common share
Basic	0.14	0.09	0.19	0.23
Diluted	0.14	0.09	0.19	0.23

2016
Revenue	$12,670,032	$22,280,964	$22,110,829	$24,268,033
Gross Profit (loss)	(11,639,104)	5,034,001	5,024,368	5,899,653
Net Income (loss)	(9,220,220)	1,790,580	1,686,065	2,134,999
Income (loss) per common share
Basic	(1.07)	0.21	0.19	0.24
Diluted	(1.07)	0.21	0.19	0.24

13.	SUBSEQUENT EVENTS

On March 21, 2018, the Company entered into a Stock Purchase Agreement (the "Agreement") with Air Industries Group ("Air Industries"), pursuant to which, subject to the satisfaction or waiver of certain conditions, the Company will purchase from Air Industries all of the shares (the "Shares") of Welding Metallurgy, Inc. ("WMI"), a wholly owned subsidiary of Air Industries (the "Acquisition"). WMI is engaged in the manufacture of complex components and assemblies for the defense and commercial aircraft industries.

Under the terms of the Agreement, the Company will pay a purchase price for the Shares as follows: (i) $9.0 million in cash, subject to adjustment based on the working capital of WMI at the closing of the Acquisition and (ii) up to an aggregate of $1.0 million, in two payments of up to $500,000 each (the "Contingent Payments") if WMI enters into certain long-term supply agreements. The Contingent Payments are reduced if milestones for signing are not achieved.

CPI AEROSTRUCTURES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2018	CPI AEROSTRUCTURES, INC.
(Registrant)

	By:	/s/ Vincent Palazzolo
Vincent Palazzolo Chief Financial Officer and Secretary (Principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric Rosenfeld	Chairman of the Board of	March 22, 2018
Eric Rosenfeld	Directors

/s/ Douglas McCrosson	Chief Executive Officer and	March 22, 2018
Douglas McCrosson	President

/s/ Vincent Palazzolo	Chief Financial Officer and Secretary (Principal financial and accounting officer)	March 22, 2018
Vincent Palazzolo

/s/ Walter Paulick	Director	March 22, 2018
Walter Paulick

/s/ Harvey Bazaar	Director	March 22, 2018
Harvey Bazaar

/s/ Michael Faber	Director	March 22, 2018
Michael Faber

/s/ Terry Stinson	Director	March 22, 2018
Terry Stinson

/s/ Carey Bond	Director	March 22, 2018
Carey Bond