Form 10-Q
period 2018-03-31
CPI AEROSTRUCTURES INC
filed 2018-05-15
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 10, 2018 the number of shares of common stock, par value $.001 per share, outstanding was 8,938,461.

INDEX

Part I - Financial Information

Part I - Financial Information

Item 1 – Condensed Financial Statements

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash	$283,240	$1,430,877
Accounts receivable, net of allowance for doubtful accounts of $150,000 as of March 31, 2018 and December 31, 2017	3,984,414	5,379,821
Contract assets	114,023,576	111,158,551
Prepaid expenses and other current assets	2,363,604	2,413,187

Total current assets	120,654,834	120,382,436

Property and equipment, net	2,049,651	2,046,942
Deferred income taxes, net	1,161,818	1,566,818
Other assets	172,259	188,303
Total Assets	$124,038,562	$124,184,499

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,810,149	$15,129,872
Accrued expenses	1,983,368	1,911,421
Contract liabilities	281,528	246,330
Current portion of long-term debt	2,135,641	2,009,000
Line of credit	24,838,685	22,838,685
Income tax payable	—	109,327

Total current liabilities	41,049,371	42,244,635

Long-term debt, net of current portion	6,479,867	7,019,468
Other liabilities	595,173	607,063

Total Liabilities	48,124,411	49,871,166

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, 8,923,845 and 8,864,319 shares, respectively, issued and outstanding	8,919	8,863
Additional paid-in capital	54,120,415	53,770,618
Retained earnings	21,805,417	20,548,652
Accumulated other comprehensive loss	(20,600)	(14,800)

Total Shareholders’ Equity	75,914,151	74,313,333

Total Liabilities and Shareholders’ Equity	$124,038,562	$124,184,499

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended
	March 31,
	2018	2017
	(Unaudited)

Revenue	$18,191,623	$20,032,701
Cost of revenue	14,141,755	15,495,187

Gross profit	4,049,868	4,537,514
Selling, general and administrative expenses	2,049,840	2,163,878
Income from operations	2,000,028	2,373,636
Interest expense	447,263	390,335
Income before provision for income taxes	1,552,765	1,983,301

Provision for income taxes	296,000	734,000

Net income	1,256,765	1,249,301

Other comprehensive loss net of tax –Change in unrealized loss on interest rate swap	(5,800)	5,200

Comprehensive income	$1,250,965	$1,254,501

Income per common share – basic	$0.14	$0.14

Income per common share – diluted	$0.14	$0.14

Shares used in computing income per common share:
Basic	8,888,179	8,781,292
Diluted	8,940,385	8,830,953

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance at January 1, 2017	8,739,836	$8,738	$52,824,950	$14,781,018	($9,000)	$67,605,706
Net income	—	—	—	1,249,301	—	1,249,301
Change in unrealized loss from interest rate swap	—	—	—	—	5,200	5,200
Stock-based compensation expense	77,284	79	422,914	—	—	422,993

Balance at March 31, 2017	8,817,120	$8,817	$53,247,864	$16,030,319	($3,800)	$69,283,200

Balance at January 1, 2018	8,864,319	$8,863	$53,770,618	$20,548,652	($14,800)	$74,313,333
Net income	—	—	—	1,256,765	—	1,256,765
Change in unrealized loss from interest rate swap	—	—	—	—	(5,800)	(5,800)
Common stock issued as employee compensation	5,130	5	45,908	—	—	45,913
Stock-based compensation expense	54,396	51	303,889	—	—	303,940
Balance at March 31, 2018	8,923,845	$8,919	$54,120,415	$21,805,417	($20,600)	$75,914,151

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,	2018	2017

Cash flows from operating activities:
Net income	$1,256,765	$1,249,301
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	153,297	149,926
Debt issue costs	21,392	21,392
Deferred rent	(17,692)	(7,670)
Loss on disposal of fixed asset	—	21,010
Stock-based compensation	303,940	422,993
Common stock issued as employee compensation	45,913	—
Deferred income taxes	405,000	720,126
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,395,407	338,235
Increase in contract assets	(2,865,025)	(2,351,024)
(Increase) decrease in prepaid expenses and other assets	49,583	(576,795)
Decrease in accounts payable and accrued expenses	(3,247,776)	(2,612,459)
Increase (decrease) in contract liabilities	35,198	(266,404)
Decrease in income taxes payable	(109,327)	—

Net cash used in operating activities	(2,573,325)	(2,891,369)

Cash flows used in investing activities:
Purchase of property and equipment	(156,006)	(90,017)
Proceeds from sale of fixed asset	—	42,480

Net cash used in investing activities	(156,006)	(47,537)

Cash flows from financing activities:

Payments on long-term debt	(418,306)	(169,724)
Proceeds from line of credit	2,000,000	3,000,000
Payments on line of credit	—	(500,000)

Net cash provided by financing activities	1,581,694	2,330,276

Net decrease in cash	(1,147,637)	(608,630)
Cash at beginning of period	1,430,877	1,039,586

Cash at end of period	$283,240	$430,956

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$429,614	$389,615
Income taxes	$—	$13,888

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.       INTERIM FINANCIAL STATEMENTS

The condensed financial statements of CPI Aerostructures, Inc. (the “Company”) as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The condensed balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected. Such adjustments are of a normal, recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

The Company maintains its cash in two financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation.  From time to time, the Company’s balances may exceed these limits.  As of March 31, 2018, the Company had $44,132 of uninsured balances.  The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606 Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method for all of its contracts. ASC 606 requires sales and gross profit to be recognized over the contract period as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned “Contract assets.” Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned “Contract liabilities.” Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in revenue in the period the change becomes known. ASC 606 involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and tax purposes) as reported and actual cash received during any reporting period. The Company continually evaluates all of the issues related to the assumptions, risks and uncertainties inherent with the process; however, it cannot be assured that estimates will be accurate. If estimates are not accurate or a contract is terminated, the Company is required to adjust revenue in later periods. Furthermore, even if estimates are accurate, there may be a shortfall in cash flow and the Company may need to borrow money, or seek access to other forms of liquidity, to fund its work in process or to pay taxes until the reported earnings materialize as actual cash receipts.

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

Following the adoption of ASC 606, the Company’s revenue recognition for all of its contracts remained materially consistent with historical practice and there was no impact in the three months ended March 31, 2018 condensed financial statements upon adoption.

In compliance with ASC 606, costs and estimated earnings in excess of billings on uncompleted contracts, on the December 31, 2017 balance sheet, has been reclassified to contract assets. Additionally, billings in excess of costs and estimated earnings on uncompleted contracts and contract losses, on the December 31, 2017 balance sheet, have been combined and reclassified to contract liabilities.

2.       aCCOUNTING STANDARDS

Recently Issued but not Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. The updated guidance is effective for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the effect on its financial statements.

3.       REVENUE RECOGNITION

The majority of the Company’s revenues are from long-term contracts with the U.S. government and commercial contractors. The contracts with the U.S. government typically are subject to the Federal Acquisition Regulation (“FAR”) which provides guidance on the types of costs that are allowable in establishing prices for goods and services provided under U.S. government contracts. The pricing for commercial contractors are based on the specific negotiations with each customer.

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

To determine the proper revenue recognition method, the Company evaluates whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

All of the Company’s current long-term contracts have a single performance obligation as the promise to transfer the goods or services are not separately identifiable from other promises in the contracts and, therefore, not distinct. Sometimes, the Company’s contracts are often modified to account for changes in contract specifications and requirements. The Company considers contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. All of the Company’s contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

Revenues for the Company’s long-term contracts are recognized over time as the Company performs its obligations because of continuous transfer of control to the customer. The continuous transfer of control to the customer is supported by clauses in contracts that either allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit and the products and services have no alternative use or the customer controls the work in progress.

Because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company uses the cost-to-cost input method to measure of progress for its contracts because it best depicts the transfer of assets to the customer which occurs as the Company incurs costs on its contracts.

In applying the cost-to-cost input method, the Company compares the actual costs incurred relative to the total estimated costs to determine its progress towards contract completion and to calculate the corresponding amount of estimated revenue and estimated gross profit recognized. For any costs incurred that do not contribute to a performance obligation, the Company excludes such costs from its input methods of revenue recognition as the amounts are not reflective in transferring control of the asset to the customer. Costs to fulfill include labor, materials and subcontractors’ costs, other direct costs and an allocation of indirect costs.

Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin for a contract is reflected in revenue in the period the change becomes known. Contract estimates involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and tax purposes) as reported and actual cash received during any reporting period. The Company continually evaluates all of the issues related to the assumptions, risks and uncertainties inherent with the application of the cost-to-cost input method; however, it cannot be assured that estimates will be accurate. If estimates are not accurate or a contract is terminated, the Company is required to adjust revenue in later periods. Furthermore, even if estimates are accurate, there may be a shortfall in cash flow and the Company may need to borrow money, or seek access to other forms of liquidity, to fund its work in process or to pay taxes until the reported earnings materialize as actual cash receipts.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Company’s uncompleted contracts, contract assets include unbilled amounts and when the estimated revenues recognized exceeds the amount billed to the customer and right to payment is not just subject to the passage of time. Amounts may not exceed their net realizable value. Contract assets are classified as current. The Company’s contract liabilities consist of billings in excess of estimated revenues recognized. Contract liabilities are classified as current. The Company’s contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period.

Revenue recognized for the three months ended March 31, 2018, that was included in the contract liabilities at January 1, 2018 was $146,270.

The Company’s remaining performance obligations represents the transaction price of its long-term contracts for which work has not been performed. As of March 31, 2018, the aggregate amount of transaction price allocated to the remaining performance obligations was $62,075,462. The Company estimates that it expects to recognize approximately 64% of its remaining performance obligations in 2018 and 36% revenue in 2019.

In addition, the Company recognizes revenue for parts supplied for certain MRO contracts at a point in time following the transfer of control to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contract.

Revenue from long-term contracts transferred to customers over time and revenue from MRO contracts transferred at a point in time accounted for approximately 97% and 3%, respectively, for the three months ended March 31, 2018.

Revenue by long-term contract type for the three months ended March 31, 2018 is as follows:

Government subcontracts	$8,137,726
Commercial contracts	7,476,095
Prime government contracts	2,577,802
$18,191,623

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

4.	stock-based compensation

The Company accounts for stock-based compensation based on the fair value of the stock or stock-based instrument on the date of grant.

In January 2018, the Company granted 58,578 restricted stock units (“RSUs”) to its board of directors as partial compensation for the 2018 year. In January 2017, the Company granted 59,395 RSUs to its board of directors as partial compensation for the 2017 year. RSUs vest quarterly on a straight-line basis over a one-year period. The Company’s net income for the three months ended March 31, 2018 and 2017 includes approximately $273,000 and $292,000, respectively, of non-cash compensation expense related to the RSU grants to the board of directors. This expense is recorded as a component of selling, general and administrative expenses.

In January 2018, the Company granted 5,130 shares of common stock to various employees. For the three months ended March 31, 2018, approximately $10,000 of compensation expense is included in selling, general and administrative expenses and approximately $36,000 of compensation expense is included in cost of revenue for this grant.  In January 2017, the Company granted 5,550 shares of common stock to various employees. For the three months ended March 31, 2017, approximately $13,300 of compensation expense is included in selling, general and administrative expenses and approximately $37,500 of compensation expense is included in cost of revenue for this grant.

In March 2018, the Company granted 68,764 shares of common stock to various employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criterion are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2022 based upon the service and performance thresholds. For the three months ended March 31, 2018, approximately $76,600 of compensation expense is included in selling, general and administrative expenses and approximately $16,100 of compensation expenses is included in cost of revenue for this grant.

In March 2017, the Company granted 73,060 shares of common stock to various employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criterion are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2021 based upon the service and performance thresholds. For the three months ended March 31, 2017, approximately $93,600 of compensation expense is included in selling, general and administrative expenses and approximately $19,700 of compensation expense is included in cost of revenue for this grant.

In March 2018, 12,330 and 9,130 of the shares granted in 2016 and 2017, respectively, were forfeited because the Company failed to achieve certain performance criterion for the year ended December 31, 2017. In addition, on March 22, 2018, these employees returned 7,552 common shares, valued at approximately $62,000, to pay the employees’ withholding taxes.

In March 2017, 12,330 of the shares granted in August of 2016 were forfeited because the Company failed to achieve certain performance criterion for the year ended December 31, 2016. In addition, on March 9, 2017, these employees returned 4,525 common shares, valued at approximately $33,000, to pay the employees’ withholding taxes.

A summary of the status of the Company’s stock option plans as of March 31, 2018 and changes during the three months ended March 31, 2018 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of period	80,249	$11.05

Outstanding and vested at end of period	80,249	$11.05	0.85	$110,250

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

During the three months ended March 31, 2018 and March 31, 2017, no stock options were granted or exercised.

5.	Derivative Instruments and Fair Value

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

In May 2016, the Company entered into an interest rate swap with the objective of reducing its exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt. The notional amount, maturity date, and currency of this contract match those of the underlying debt. The Company has designated this interest rate swap contract as a cash flow hedge. The Company measures ineffectiveness by comparing the cumulative change in the forward contact with the cumulative change in the hedged item.

Fair Value

At March 31, 2018 and December 31, 2017, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	March 31, 2018
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$33,475,585	$33,475,585

	December 31, 2017
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$31,893,894	$31,893,894

We estimated the fair value of debt using market quotes and calculations based on market rates.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the fair values of those financial liabilities measured on a recurring basis as of March 31, 2018 and December 31, 2017:

		Fair Value Measurements March 31, 2018
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$26,427	—	$26,427	—
Total	$26,427	—	$26,427	—

		Fair Value Measurements December 31, 2017
Description	Total	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap, net	$18,781	—	$18,781	—
Total	$18,781	—	$18,781	—

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

As of March 31, 2018 and December 31, 2017, $26,427 and $18,781, respectively, was included in other liabilities related to the fair value of the Company’s interest rate swap, and $20,600 and $15,000, respectively, net of tax of approximately $4,000 and $4,000, respectively, was included in Accumulated Other Comprehensive Loss.

6.	Contract assets and contract liabilities

Net Contract assets (liabilities) consist of the following:

	March 31, 2018
	U.S.
	Government	Commercial	Total
Contract assets	$57,248,632	$56,774,944	$114,023,576
Contract liabilities	(226,712)	(54,816)	(281,528)
Net contract assets (liabilities)	$57,021,920	$56,720,128	$113,742,048

	12 /31/2017 (1)
	U.S. Government	Commercial	Total
Contract assets	$54,591,601	$56,566,950	$111,158,551
Contract liabilities	(224,339)	(21,991)	(246,330)
Net contract assets (liabilities)	$54,367,262	$56,544,959	$110,912,221
(1)	On January 1, 2018, as a result of the adoption of ASC 606, the Company reclassified costs and estimated earnings in excess of billings on uncompleted contracts to contract assets and billings in excess of costs and estimated earnings on uncompleted contracts to contract liabilities.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The increase or decrease in the Company’s net contract assets (liabilities) from January 1, 2018 to March 31, 2018 was primarily due to costs incurred on newer programs, like the Raytheon Next Generation Jammer Pod ($0.7 million increase) and the new design of the HondaJet engine inlet ($1.0 million increase), for which the Company has not begun billing on a steady rate. Additionally, we experienced some delays in shipping on the G650 program which increased contract assets by $2.2 million.

U.S. Government Contracts includes contracts directly with the U.S. Government and Government subcontractors.

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the three months ended March 31, 2018, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $(320,303) from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in prior years. During the three months ended March 31, 2017, the effect of such revisions was a decrease to total gross profit of approximately $1,275,000.

Although management believes it has established adequate procedures for estimating costs to uncompleted open contracts, it is possible that additional significant costs could occur on contracts prior to completion.

7.	INCOME PER COMMON SHARE

Basic income per common share is computed using the weighted average number of common shares outstanding. Diluted income per common share for the three months ended March 31, 2018 and 2017 is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, as well as unvested RSUs. Incremental shares of 78,933 were used in the calculation of diluted income per common share in the three months ended March 31, 2018. Incremental shares of 45,249 were not used in the calculation of diluted income per common share in the three months ended March 31, 2018, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive. Incremental shares of 78,865 were used in the calculation of diluted income per common share in the three months ended March 31, 2017. Incremental shares of 114,466 were not used in the calculation of diluted income per common share in the three month period ended March 31, 2017, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.

8.	LINE OF CREDIT

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2018, the Company was in compliance with all of the financial covenants contained in the BankUnited Facility, as amended.

As of March 31, 2018, the Company had $24.8 million outstanding under the Revolving Loan bearing interest at 4.94%.

The BankUnited Facility is secured by all of the Company’s assets.

9.	LONG-TERM DEBT

In May 2016, the Company entered into an interest rate swap with the objective of reducing its exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt. The notional amount, maturity date and currency of this contract match those of the underlying debt. The Company has designated this interest rate swap contract as a cash flow hedge.

The Company paid approximately $254,000 of debt issuance costs in connection with the BankUnited Facility of which approximately $64,000 is included in other assets and $21,000 is a reduction of long-term debt.

The Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the agreement, which matures on March 31, 2019.

The maturities of long-term debt (excluding unamortized debt issuance costs) are as follows:

Twelve months ending March 31,
2019	$2,135,640
2020	6,334,126
2021	108,053
2022	35,045
Thereafter	24,036
$8,636,900

In addition to the Term Loan, included in long-term debt are capital leases and notes payable of $511,900 including a current portion of $177,307.

10.	MAJOR CUSTOMERS

During the three months ended March 31, 2018, the Company’s four largest commercial customers accounted for 30% 14%, 12% and 10% of revenue. During the three months ended March 31, 2017, the Company’s two largest commercial customers accounted for 36% and 25% of revenue. In addition, during the three months ended March 31, 2018 and 2017, 14% and 1% of revenue, respectively, was directly from the U.S. Government.

At March 31, 2018, 34%, 16%, 13% and 11% of Contract assets were from the Company’s four largest commercial customers. At December 31, 2017, 32%, 20%, 12% and 10% of Contract assets were from the Company’s four largest commercial customers.

At March 31, 2018 and December 31, 2017, 3% and 4%, respectively, of Contract assets were directly from the U.S. Government.

At March 31, 2018, 26%, 21% and 20% of our accounts receivable were from our three largest commercial customers. At December 31, 2017, 44%, 18% and 13% of accounts receivable were from our three largest commercial customers.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

11.	SUBSEQUENT EVENTS

On March 21, 2018, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Air Industries Group (“Air Industries”), pursuant to which, subject to the satisfaction or waiver of certain conditions, the Company will purchase from Air Industries all of the shares (the “Shares”) of Welding Metallurgy, Inc. (“WMI”), a wholly owned subsidiary of Air Industries (the “Acquisition”). WMI is engaged in the manufacture of complex components and assemblies for the defense and commercial aircraft industries. Under the terms of the Agreement, the Company will pay a purchase price for the Shares as follows: (i) $9.0 million in cash, subject to adjustment based on the working capital of WMI at the closing of the Acquisition and (ii) up to an aggregate of $1.0 million, in two payments of up to $500,000 each (the “Contingent Payments”) if WMI enters into certain long-term supply agreements. The Contingent Payments are reduced if milestones for signing are not achieved. The Company expects to consummate this acquisition in the quarter ending June 30, 2018.

On April 24, 2018, the Company obtained a commitment letter from Bank United with respect to amending the BankUnited Facility to, among other things, extend the term of each of the Revolving Loan and the Term Loan for an additional two years to May 31, 2021 and to provide for a new term loan to be used to fund the Acquisition that would mature on May 31, 2021. The amendments to the BankUnited Facility are subject to the lenders’ due diligence and the preparation and execution of formal documentation.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Condensed Financial Statements and notes thereto contained in this report.

Forward Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017 and Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our total backlog as of March 31, 2018 and December 31, 2017 was as follows:

Backlog (Total)	March 31, 2018	December 31, 2017
Funded	$56,797,000	$71,059,000
Unfunded	316,457,000	317,667,000
Total	$373,254,000	$388,726,000

Approximately 78% of the total amount of our backlog at March 31, 2018 was attributable to government contracts. Our backlog attributable to government contracts at March 31, 2018 and December 31, 2017 was as follows:

Backlog (Government)	March 31, 2018	December 31, 2017
Funded	$50,938,000	$58,919,000
Unfunded	241,782,000	242,367,000
Total	$292,720,000	$301,286,000

Our backlog attributable to commercial contracts at March 31, 2018 and December 31, 2017 was as follows:

Backlog (Commercial)	March 31, 2018	December 31, 2017
Funded	$5,859,000	$12,140,000
Unfunded	74,675,000	75,300,000
Total	$80,534,000	$87,440,000

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606 Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method for all of its contracts. ASC 606 requires sales and gross profit to be recognized over the contract period as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned “Contract assets.” Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned “Contract liabilities.” Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period the change becomes known. ASC 606 involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and tax purposes) as reported and actual cash received during any reporting period. The Company continually evaluates all of the issues related to the assumptions, risks and uncertainties inherent with the process; however, it cannot be assured that estimates will be accurate. If estimates are not accurate or a contract is terminated, the Company is required to adjust revenue in later periods. Furthermore, even if estimates are accurate, there may be a shortfall in cash flow and the Company may need to borrow money, or seek access to other forms of liquidity, to fund its work in process or to pay taxes until the reported earnings materialize as actual cash receipts.

When changes are required for the estimated total revenue on a contract, these changes are recognized with an inception-to-date effect in the current period. Also, when estimates of total costs to be incurred exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

Following the adoption of ASC 606, the Company’s revenue recognition for all of its contracts remained materially consistent with historical practice and there was no impact in the three months ended March 31, 2018 condensed financial statements upon adoption.

In compliance with ASC 606, costs and estimated earnings in excess of billings on uncompleted contracts, on the December 31, 2017 balance sheet, has been reclassified to contract assets. Additionally, billings in excess of costs and estimated earnings on uncompleted contracts and contract losses, on the December 31, 2017 balance sheet, have been combined and reclassified to contract liabilities.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

Revenue for the three months ended March 31, 2018 was $18,191,623 compared to $20,032,701 for the same period last year, a decrease of $1,841,078 or 9.2%. This decrease is predominantly the result of a normal cyclical decrease in revenue on the Company’s E-2D programs for both domestic and foreign sales.

Revenue from government subcontracts was $8,137,726 for the three months ended March 31, 2018 compared to $12,498,469 for the three months ended March 31, 2017, a decrease of $4,360,743 or 34.9%. The decrease in revenue is the result of a normal cyclical decrease in revenue on the Company’s E-2D programs for both domestic and foreign sales.

Revenue from direct military was $2,577,802 for the three months ended March 31, 2018 compared to $146,988 for the three months ended March 31, 2017, an increase of $2,430,814. The increase in revenue is primarily driven by an increase in revenue from T-38 kits.

Revenue from commercial subcontracts was $7,476,095 for the three months ended March 31, 2018 compared to $7,387,244 for the three months ended March 31, 2017, an increase of $88,851 or 1.2%.

Inflation historically has not had a material effect on our operations.

Cost of sales

Cost of sales for the three months ended March 31, 2018 and 2017 was $14,141,755 and $15,495,187, respectively, a decrease of $1,353,432 or 8.7%, This decrease is the result of the comparable decline in revenue.

The components of the cost of sales were as follows:

	Three months ended
	March 31, 2018	March 31, 2017
Procurement	$8,645,609	$9,840,062
Labor	1,657,719	1,874,543
Factory overhead	3,941,364	4,253,088
Other contract costs	(102,937)	(472,506)

Cost of Sales	$14,141,755	$15,495,187

Other contract costs (credit) for the three months ended March 31, 2018 was ($102,937) compared to ($472,506), a decrease of $369,569. Other contract costs relate to expenses recognized for changes in estimates and expenses predominately associated with loss contracts. In both the three months ended March 31, 2018 and 2017, other contract costs are a credit, as we have incurred actual expenses on our A-10 program that had been previously recognized as part of the change in estimate charge.

Procurement for the three months ended March 31, 2018 was $8,645,609 compared to $9,840,062, a decrease of $1,194,453 or 12.1%. This decrease is a result of a $2.5 million decrease in procurement on our E-2D program, as we are shipping parts from stock and lowering inventory on this program, offset by a $1.4 million increase in procurement related to the production of T-38 kits.

Labor costs for the three months ended March 31, 2018 was $1,657,719 compared to $1,874,543, a decrease of $216,824 or 11.6%. The decrease is the result of approximately $187,000 decrease in the commercial programs described above, as well as $30,000 decrease in military programs.

Factory overhead for the three months ended March 31, 2018 was $3,941,364 compared to $4,253,088, a decrease of $311,724 or 7.3%. The decrease in factory overhead is predominantly the result in lower indirect payroll expense of approximately $200,000, as we have reduced the number of indirect personnel.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit

Gross profit for the three months ended March 31, 2018 was $4,049,868 compared to $4,537,514 for the three months ended March 31, 2017, a decrease of $487,646, predominately the result of lower volume.

Favorable/Unfavorable Adjustments to Gross Profit (Loss)

During the three months ended March 31, 2018 and 2017, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in decreases in total gross profit as follows:

	Three months ended
	March 31, 2018	March 30, 2017
Favorable adjustments	$175,000	$211,000
Unfavorable adjustments	(495,000)	(1,486,000)
Net adjustments	$(320,000)	$(1,275,000)

During the three months ended March 31, 2018 we had one contract which had approximately a $241,000 unfavorable adjustment caused by changing estimates on a long-term program, that we are working with the customer to agree to contract extensions and expect to have to decrease our selling price. Also, we had one contract that had a $128,000 unfavorable adjustment caused by excess overhead and material costs incurred. There were no other material changes favorable or unfavorable during the three months ended March 31, 2018.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2018 were $2,049,840 compared to $2,163,878 for the three months ended March 31, 2017, a decrease of $114,038, or 5.3%. This change was predominately the result of a decrease of approximately $108,000 in professional fees, a decrease of $75,000 in accrued bonuses, offset by an increase of $73,000 in consultants.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended March 31, 2018 was $1,552,765 compared to $1,983,301 for the same period last year, a decrease of $430,536 or 21.7%, predominately the result of lower government subcontractor revenue.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Income Taxes

Provision for income taxes was $296,000 for the three months ended March 31, 2018, compared to provision for income taxes of $734,000 for the three months ended March 31, 2017. The effective tax rate at March 31, 2018 and 2017 was 19% and 37%, respectively.

In accordance with the Tax Cuts and Jobs Act that was enacted on December 22, 2017 (“U.S. Tax Reform”), corporate tax rates were reduced from the historical rates and thus the effective tax rate has changed significantly during the quarter ended March 31, 2018. The provision for income taxes for the interim quarters of 2017 were calculated under the old tax laws and as such are not comparable to the 2018 effective rates. The impact of the U.S. Tax Reform is primarily from revaluing our U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. Additionally, we have an AMT tax credit which will lower our effective rate below the federal statutory rate. For U.S. federal purposes the corporate statutory income tax rate was reduced from 35% to 21%, effective for our 2018 tax year. The provisional impact of the U.S. Tax Reform is our current best estimate based on the preliminary review of the new law and is subject to revision based on our existing accounting for income taxes policy as further information is gathered and interpretation and analysis of the tax legislation evolves. The Securities and Exchange Commission has issued rules allowing for a measurement period of up to one year after the enactment date of the U.S Tax Reform to finalize the recording of the related tax impacts. Any future changes to our provisional estimated impact of the U.S Tax Reform will be included as an adjustment to the provision for income taxes.

Net Income

Net income for the three months ended March 31, 2018 was $1,256,765 or $0.14 per basic share, compared to $1,249,301 or $0.14 per basic share, for the same period last year. Diluted income per share was $0.14 for the three months ended March 31, 2018 calculated utilizing 8,940,385 weighted average shares outstanding. Diluted income per share for the three months ended March 31, 2017 was $0.14, calculated utilizing 8,830,953 average shares outstanding as adjusted for the dilutive effect of outstanding stock options and RSUs.

Liquidity and Capital Resources

General

At March 31, 2018, we had working capital of $79,605,463 compared to $78,137,801 at December 31, 2017, an increase of $1,467,662 or 1.9%.

Cash Flow

A large portion of our cash flow is used to pay for materials and processing costs associated with contracts that are in process and which do not provide for progress payments. Costs for which we are not able to bill on a progress basis are components of “Contract Assets” on our condensed balance sheets and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms.

Because our revenue recognition policy requires us to use estimates in determining revenue, costs and profits and in assigning the amounts to accounting periods, there can be a significant disparity between earnings (both for accounting and tax purposes) as reported and actual cash that we receive during any reporting period. Accordingly, it is possible that we may have a shortfall in our cash flow and may need to borrow money, or to raise additional capital, until the reported earnings materialize into actual cash receipts.

At March 31, 2018, we had a cash balance of $283,240 compared to $1,430,877 at December 31, 2017.

Our contract assets increased by approximately $2.9 million during the three months ended March 31, 2018.

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

We believe that our existing resources, together with the availability under our credit facility and the commitment that we have from BankUnited to extend our credit facility, will be sufficient to meet our current working capital needs for at least 12 months from the date of the filing.

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

As of March 31, 2018, the Company was in compliance with all of the financial covenants contained in the BankUnited Facility, as amended.

As of March 31, 2018, the Company had $24.8 million outstanding under the Revolving Loan bearing interest at 4.94%.

The BankUnited Revolving Facility is secured by all of our assets.

The Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the agreement, which matures on March 31, 2019. The maturities of the Term Loan are included in the maturities of long-term debt.

In May 2016, the Company entered into an interest rate swap with the objective of reducing its exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt. The notional amount, maturity date, and currency of this contract match those of the underlying debt. The Company has designated this interest rate swap contract as a cash flow hedge.

On April 24, 2018, the Company obtained a commitment letter from Bank United with respect to amending the BankUnited Facility to, among other things, extend the term of each of the Revolving Loan and the Term Loan for an additional two years to May 31, 2021 and to provide for a new term loan to be used to fund the Acquisition that would mature on May 31, 2021. The amendments to the BankUnited Facility are subject to the lenders’ due diligence and the preparation and execution of formal documentation.

Contractual Obligations

For information concerning our contractual obligations, see “Contractual Obligations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Based on an evaluation of the Company’s disclosure controls and procedures as of March 31, 2018 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II: Other Information

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

Material risks related to our business, financial condition and results of operations are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 22, 2018.  There have been no material changes to such risk factors.  The risk factors disclosed in our Annual Report should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities for the three months ended March 31, 2018.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit 31.1	Section 302 Certification by Chief Executive Officer and President
Exhibit 31.2	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
Exhibit 32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
Exhibit 101	The following financial information from CPI Aerostructures, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheet, (ii) the Condensed Statements of Operations and Comprehensive Income, (iii) the Condensed Statement of Shareholder’s Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to the Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: May 15, 2018	By.	/s/ Douglas J. McCrosson
Douglas J. McCrosson
Chief Executive Officer and President

Dated: May 15, 2018	By.	/s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer (Principal Accounting Officer)