Form 10-Q
period 2018-06-30
CPI AEROSTRUCTURES INC
filed 2018-08-09
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2018

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

As of August 1, 2018 the number of shares of common stock, par value $.001 per share, outstanding was 8,953,137.

INDEX

Part I - Financial Information

Part I - Financial Information

Item 1 – Condensed Financial Statements

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash	$1,032,098	$1,430,877
Accounts receivable, net of allowance for doubtful accounts of $150,000 as of June 30, 2018 and December 31, 2017	5,390,545	5,379,821
Contract assets	115,180,455	111,158,551
Prepaid expenses and other current assets	2,697,349	2,413,187

Total current assets	124,300,447	120,382,436

Property and equipment, net	2,581,006	2,046,942
Deferred income taxes, net	811,318	1,566,818
Other assets	156,214	188,303
Total Assets	$127,848,985	$124,184,499

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,248,936	$15,129,872
Accrued expenses	1,173,284	1,911,421
Contract liabilities	583,580	246,330
Current portion of long-term debt	2,370,013	2,009,000
Line of credit	27,338,685	22,838,685
Income tax payable	—	109,327

Total current liabilities	43,714,498	42,244,635

Long-term debt, net of current portion	6,220,229	7,019,468
Other liabilities	566,506	607,063

Total Liabilities	50,501,233	49,871,166

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, 8,938,491 and 8,864,319 shares, respectively, issued and outstanding	8,935	8,863
Additional paid-in capital	54,276,175	53,770,618
Retained earnings	23,062,642	20,548,652

Accumulated other comprehensive loss	—	(14,800)

Total Shareholders’ Equity	77,347,752	74,313,333

Total Liabilities and Shareholders’ Equity	$127,848,985	$124,184,499

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)

Revenue	$20,261,239	$16,731,951	$38,452,862	$36,764,652
Cost of revenue	15,676,421	13,048,203	29,818,176	28,543,390

Gross profit	4,584,818	3,683,748	8,634,686	8,221,262
Selling, general and administrative expenses	2,557,759	2,002,198	4,607,599	4,166,076
Income from operations	2,027,059	1,681,550	4,027,087	4,055,186
Interest expense	416,834	465,903	864,097	856,238
Income before provision for income taxes	1,610,225	1,215,647	3,162,990	3,198,948

Provision for income taxes	353,000	450,000	649,000	1,184,000

Net income	1,257,225	765,647	2,513,990	2,014,948

Other comprehensive income (loss), net of tax – change in unrealized (gain) loss on interest rate swap	20,600	(1,000)	14,800	4,200

Comprehensive income	$1,277,825	$764,647	$2,528,790	$2,019,148

Income per common share – basic	$0.14	$0.09	$0.28	$0.23

Income per common share – diluted	$0.14	$0.09	$0.28	$0.23

Shares used in computing income per common share:
Basic	8,938,331	8,832,478	8,913,394	8,806,942
Diluted	8,980,155	8,865,055	8,953,321	8,840,309

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance at January 1, 2017	8,739,836	$8,738	$52,824,950	$14,781,018	$(9,000)	$67,605,706
Net income	—	—	—	2,014,948	—	2,014,948
Change in unrealized loss from interest rate swap	—	—	—	—	4,200	4,200
Stock-based compensation expense	92,813	95	696,910	—	—	697,005

Balance at June 30, 2017	8,832,649	$8,833	$53,521,860	$16,795,966	$(4,800)	$70,321,859

Balance at January 1, 2018	8,864,319	$8,863	$53,770,618	$20,548,652	$(14,800)	$74,313,333
Net income	—	—	—	2,513,990	—	2,513,990
Change in unrealized loss from interest rate swap	—	—	—	—	14,800	14,800
Common stock issued as employee compensation	5,130	5	45,908	—	—	45,913
Stock-based compensation expense	69,042	67	459,649	—	—	459,716

Balance at June 30, 2018	8,938,491	$8,935	$54,276,175	$23,062,642	$—	$77,347,752

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30,	2018	2017

Cash flows from operating activities:
Net income	$2,513,990	$2,014,948
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	333,276	302,032
Debt issuance costs	42,785	42,786
Deferred rent	(35,384)	(15,340)
Loss on disposal of fixed asset	—	21,010
Stock-based compensation	459,716	697,005
Common stock issued as employee compensation	45,913	—
Adjustment for maturity of interest rate swap	20,600	—
Deferred income taxes	755,500	1,155,532
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10,724)	2,174,184
Increase in contract assets	(4,021,904)	(2,113,884)
Increase in prepaid expenses and other assets	(284,162)	(340,026)
Decrease in accounts payable and accrued expenses	(3,619,073)	(4,972,453)
Increase (decrease) in contract liabilities	337,250	(80,078)
Decrease in other liabilities	(10,976)	—
Decrease in income taxes payable	(109,327)	—

Net cash used in operating activities	(3,582,520)	(1,114,284)

Cash flows used in investing activities:
Purchase of property and equipment	(369,738)	(147,957)
Proceeds from sale of fixed asset	—	42,480

Net cash used in investing activities	(369,738)	(105,477)

Cash flows from financing activities:
Payments on long-term debt	(946,521)	(504,528)
Proceeds from line of credit	4,500,000	3,000,000
Payments on line of credit	—	(1,200,000)

Net cash provided by financing activities	3,553,479	1,295,472

Net increase (decrease) in cash	(398,779)	75,711
Cash at beginning of period	1,430,877	1,039,586

Cash at end of period	$1,032,098	$1,115,297

Supplemental disclosures of cash flow information:
Equipment acquired under capital lease	$497,602	$—

Noncash investing and financing activities:
Cash paid during the period for:
Interest	$1,047,457	$795,151
Income taxes	$—	$28,468

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.          INTERIM FINANCIAL STATEMENTS

The condensed financial statements of CPI Aerostructures, Inc. (the “Company”) as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

The Company maintains its cash in two financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation.  From time to time, the Company’s balances may exceed these limits.  As of June 30, 2018, the Company had $780,778 of uninsured balances.  The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method for all of its contracts. ASC 606 requires sales and gross profit to be recognized over the contract period as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned “Contract assets.” Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned “Contract liabilities.” Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in revenue in the period the change becomes known. ASC 606 involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and tax purposes) as reported and actual cash received during any reporting period. The Company continually evaluates all of the issues related to the assumptions, risks and uncertainties inherent with the process; however, it cannot be assured that estimates will be accurate. If estimates are not accurate or a contract is terminated, the Company is required to adjust revenue in later periods. Furthermore, even if estimates are accurate, there may be a shortfall in cash flow and the Company may need to borrow money, or seek access to other forms of liquidity, to fund its work in process or to pay taxes until the reported earnings materialize as actual cash receipts.

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

Following the adoption of ASC 606, the Company’s revenue recognition for all of its contracts remained materially consistent with historical practice and there was no material impact in the six months ended June 30, 2018 condensed financial statements upon adoption.

In compliance with ASC 606, costs and estimated earnings in excess of billings on uncompleted contracts, on the December 31, 2017 condensed balance sheet, has been reclassified to contract assets. Additionally, billings in excess of costs and estimated earnings on uncompleted contracts and contract losses, on the December 31, 2017 condensed balance sheet, have been combined and reclassified to contract liabilities.

2.          aCCOUNTING STANDARDS

Recently Issued but not Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. The updated guidance is effective for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the effect on its financial statements.

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

Revenue recognized for the three and six months ended June 30, 2018 that was included in the contract liabilities at January 1, 2018 was $294,023 and $147,753, respectively.

The Company’s remaining performance obligations represents the transaction price of its long-term contracts for which work has not been performed. As of June 30, 2018, the aggregate amount of transaction price allocated to the remaining performance obligations was $62,596,133. The Company estimates that it expects to recognize approximately 70% of its remaining performance obligations in 2018 and 30% revenue in 2019.

In addition, the Company recognizes revenue for parts supplied for certain MRO contracts at a point in time following the transfer of control to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contract.

Revenue from long-term contracts transferred to customers over time and revenue from MRO contracts transferred at a point in time accounted for approximately 97% and 3%, respectively, for the six months ended June 30, 2018.

Revenue by long-term contract type for the three and six months ended June 30, 2018 is as follows:

	For the Three Months Ended	For the Six Months Ended
Government subcontracts	$10,573,932	$18,711,658
Commercial contracts	7,351,187	14,827,282
Prime government contracts	2,336,120	4,913,922
	$20,261,239	$38,452,862

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

4.          stock-based compensation

The Company accounts for stock-based compensation based on the fair value of the stock or stock-based instrument on the date of grant.

In January 2018, the Company granted 58,578 restricted stock units (“RSUs”) to its board of directors as partial compensation for the 2018 year. In January 2017, the Company granted 59,395 RSUs to its board of directors as partial compensation for the 2017 year. RSUs vest quarterly on a straight-line basis over a one-year period. The Company’s net income for the six months ended June 30, 2018 and 2017 includes approximately $415,000 and $440,000, respectively, of non-cash compensation expense related to the RSU grants to the board of directors. This expense is recorded as a component of selling, general and administrative expenses.

In January 2018, the Company granted 5,130 shares of common stock to various employees. For the six months ended June 30, 2018, approximately $10,000 of compensation expense is included in selling, general and administrative expenses and approximately $36,000 of compensation expense is included in cost of revenue for this grant.  In January 2017, the Company granted 5,550 shares of common stock to various employees. For the six months ended June 30, 2017, approximately $13,300 of compensation expense is included in selling, general and administrative expenses and approximately $37,500 of compensation expense is included in cost of revenue for this grant.

In March 2018, the Company granted 68,764 shares of common stock to various employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criterion are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2022 based upon the service and performance thresholds. For the six months ended June 30, 2018, approximately $105,300 of compensation expense is included in selling, general and administrative expenses and approximately $22,300 of compensation expense is included in cost of revenue for this grant.

In March 2017, the Company granted 73,060 shares of common stock to various employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criterion are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2021 based upon the service and performance thresholds. For the six months ended June 30, 2017, approximately $197,400 of compensation expense is included in selling, general and administrative expenses and approximately $41,600 of compensation expense is included in cost of revenue for this grant.

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

A summary of the status of the Company’s stock option plans as of June 30, 2018 and changes during the six months ended June 30, 2018 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of period	80,249	$11.05

Outstanding and vested at end of period	80,249	$11.05	0.60	$136,500

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

During the six months ended June 30, 2018 and 2017, no stock options were granted or exercised.

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

Fair Value

At June 30, 2018 and December 31, 2017, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	June 30, 2018
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$35,944,972	$35,944,972

	December 31, 2017
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$31,893,894	$31,893,894

We estimated the fair value of debt using market quotes and calculations based on market rates.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the fair values of those financial liabilities measured on a recurring basis as of December 31, 2017:

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

As of December 31, 2017, $18,781 was included in other liabilities related to the fair value of the Company’s interest rate swap $15,000, net of tax of approximately $4,000, respectively, was included in accumulated other comprehensive loss.

During the month of June, the interest rate swap matured and the Company realized a net gain of approximately $7,000.

6.           Contract assets and contract liabilities

Net Contract assets (liabilities) consist of the following:

	June 30, 2018
	U.S.
	Government	Commercial	Total
Contract assets	$53,171,382	$62,009,073	$115,180,455
Contract liabilities	(535,366)	(48,214)	(583,580)
Net contract assets (liabilities)	$52,636,016	$61,960,859	$114,596,875

	December 31, 2017 (1)
	U.S.
	Government	Commercial	Total
Contract assets	$54,591,601	$56,566,950	$111,158,551
Contract liabilities	(224,339)	(21,991)	(246,330)
Net contract assets (liabilities)	$54,367,262	$56,544,959	$110,912,221
(1)	On January 1, 2018, as a result of the adoption of ASC 606, the Company reclassified costs and estimated earnings in excess of billings on uncompleted contracts to contract assets and billings in excess of costs and estimated earnings on uncompleted contracts to contract liabilities.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The increase or decrease in the Company’s net contract assets (liabilities) from January 1, 2018 to June 30, 2018 was primarily due to costs incurred on newer programs, like the Raytheon Next Generation Jammer Pod ($0.2 million increase) and the new design of the HondaJet engine inlet ($1.6 million increase), for which the Company has not begun billing on a steady rate. Additionally, we experienced some delays in shipping on the G650 program which increased contract assets by $3.8 million.

U.S. government contracts includes contracts directly with the U.S. government and government subcontractors.

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the six months ended June 30, 2018, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $247,000 from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in prior years. During the six months ended June 30, 2017, the effect of such revisions was a decrease to total gross profit of approximately $1,171,000.

Although management believes it has established adequate procedures for estimating costs to uncompleted open contracts, it is possible that additional significant costs could occur on contracts prior to completion.

7.          INCOME PER COMMON SHARE

Basic income per common share is computed using the weighted average number of common shares outstanding. Diluted income per common share for the three and six months ended June 30, 2018 and 2017 is computed using the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, as well as unvested RSUs. Incremental shares of 64,287 were used in the calculation of diluted income per common share in the three and six months ended June 30, 2018. Incremental shares of 45,249 were not used in the calculation of diluted income per common share in the three and six months ended June 30, 2018, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive. Incremental shares of 63,336 were used in the calculation of diluted income per common share in the three and six months ended June 30, 2017. Incremental shares of 114,466 were not used in the calculation of diluted income per common share in the three and six months ended June 30, 2017, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 30, 2018, the Company was not in compliance with the leverage ratio financial covenant contained in the BankUnited Facility, as amended. We anticipate the leverage ratio covenant will be waived and amended by the provisions of the amendment to the BankUnited Facility described in Note 12 to these condensed financial statements.

As of June 30, 2018, the Company had $27.3 million outstanding under the Revolving Loan bearing interest at 5.25%.

The BankUnited Facility is secured by all of the Company’s assets.

9.           LONG-TERM DEBT

In May 2016, the Company entered into an interest rate swap with the objective of reducing its exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt. The notional amount, maturity date and currency of this contract match those of the underlying debt. The Company has designated this interest rate swap contract as a cash flow hedge. The interest rate swap ended in accordance with its terms as of June 1, 2018.

The Company paid approximately $254,000 of debt issuance costs in connection with the BankUnited Facility of which approximately $48,000 is included in other assets and $16,000 is a reduction of long-term debt.

The Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the agreement, which matures on June 30, 2019.

The maturities of long-term debt (excluding unamortized debt issuance costs) are as follows:

Twelve months ending June 30,
2019	$2,370,013
2020	5,883,190
2021	192,370
2022	91,749
Thereafter	68,965
$8,606,287

In addition to the Term Loan, included in long-term debt are capital leases and notes payable of $939,620 including a current portion of $295,014.

10.          MAJOR CUSTOMERS

During the six months ended June 30, 2018, the Company’s four largest commercial customers accounted for 27% 13%, 13% and 10% of revenue. During the six months ended June 30, 2017, the Company’s three largest commercial customers accounted for 32%, 24% and 11% of revenue. In addition, during the six months ended June 30, 2018 and 2017, 13% and 6% of revenue, respectively, was directly from the U.S. government.

At June 30, 2018, 35%, 16%, 12% and 11% of contract assets were from the Company’s four largest commercial customers. At December 31, 2017, 32%, 20%, 12% and 10% of contract assets were from the Company’s four largest commercial customers.

At June 30, 2018 and December 31, 2017, 3% and 4%, respectively, of contract assets were directly from the U.S. government.

At June 30, 2018, 18%, 17%, 16%, 14% and 14% of our accounts receivable were from our five largest commercial customers. At December 31, 2017, 44%, 18% and 13% of accounts receivable were from our three largest commercial customers.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

11.          Legal Proceedings

On March 21, 2018, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Air Industries Group (“Air Industries”), pursuant to which, subject to the satisfaction or waiver of certain conditions, the Company would purchase from Air Industries all of the shares (the “Shares”) of Welding Metallurgy, Inc. (“WMI”), a wholly owned subsidiary of Air Industries (the “Acquisition”). WMI is engaged in the manufacture of complex components and assemblies for the defense and commercial aircraft industries.

Under the terms of the Agreement, the Company would pay a purchase price for the Shares as follows: (i) $9.0 million in cash, subject to adjustment based on the working capital of WMI at the closing of the Acquisition and (ii) up to an aggregate of $1.0 million, in two payments of up to $500,000 each (the “Contingent Payments”) if WMI enters into certain long-term supply agreements. The Contingent Payments are reduced if milestones for signing are not achieved.

On July 5, 2018, we filed a complaint in the Supreme Court of the State of New York, County of New York, against Air Industries relating to the Agreement. The complaint alleges that Air Industries willfully breached its contractual obligation to provide financial information required to fulfill key conditions for closing under the Agreement. The Company is seeking, among other things, an order of specific performance requiring Air Industries to comply with its obligations under the Agreement, monetary damages, and attorneys’ fees and costs.

On July 30, 2018, Air Industries filed its answer and counterclaims. Air Industries denied the allegations made by us in the complaint and alleged that we breached the Agreement and the covenant of good faith and fair dealing. Air Industries is seeking a declaration that the Agreement has terminated, along with monetary damages, attorneys’ fees, and costs.

On July 31, 2018, we filed a motion for preliminary injunction against Air Industries. The motion argues that the failure by Air Industries to provide financial data and other information necessary to close on the Acquisition will cause irreparable injury to us. We are therefore seeking an order directing Air Industries to furnish us with all previously requested financial, operating, and other data and information relating to WMI. The court issued an order to show cause on August 1, 2018 and set August 13, 2018 as the hearing date with respect to the motion for preliminary injunction. Air Industries has not yet responded to the motion for preliminary injunction.

For a discussion of the risks and uncertainties associated with this litigation and with the acquisition of WMI, please see Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. We remain committed to completing the Acquisition as soon as practicable, however, because of the risks and uncertainties, we cannot conclude that the consummation of the Acquisition is probable.

12.           SUBSEQUENT EVENTS

On August 7, 2018, the Company obtained a commitment letter from BankUnited, N.A. with respect to amending the BankUnited Facility to, among other things, extend the term of each of the Revolving Loan and the Term Loan for an additional year to June 30, 2020, and to waive non-compliance with the leverage ratio financial covenant. The amendments to the BankUnited Facility are subject to the lenders’ due diligence and the preparation and execution of formal documentation.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including estimates of future contract price escalation. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our total backlog as of June 30, 2018 and December 31, 2017 was as follows:

Backlog (Total)	June 30, 2018	December 31, 2017
Funded	$69,908,000	$71,059,000
Unfunded	290,300,000	317,667,000
Total	$360,208,000	$388,726,000

Approximately 79% of the total amount of our backlog at June 30, 2018 was attributable to government contracts. Our backlog attributable to government contracts at June 30, 2018 and December 31, 2017 was as follows:

Backlog (Government)	June 30, 2018	December 31, 2017
Funded	$63,550,000	$58,919,000
Unfunded	219,679,000	242,367,000
Total	$283,229,000	$301,286,000

Our backlog attributable to commercial contracts at June 30, 2018 and December 31, 2017 was as follows:

Backlog (Commercial)	June 30, 2018	December 31, 2017
Funded	$6,358,000	$12,140,000
Unfunded	70,621,000	75,300,000
Total	$76,979,000	$87,440,000

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method for all of its contracts. ASC 606 requires sales and gross profit to be recognized over the contract period as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned “Contract assets.” Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned “Contract liabilities.” Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period the change becomes known. ASC 606 involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and tax purposes) as reported and actual cash received during any reporting period. The Company continually evaluates all of the issues related to the assumptions, risks and uncertainties inherent with the process; however, it cannot be assured that estimates will be accurate. If estimates are not accurate or a contract is terminated, the Company is required to adjust revenue in later periods. Furthermore, even if estimates are accurate, there may be a shortfall in cash flow and the Company may need to borrow money, or seek access to other forms of liquidity, to fund its work in process or to pay taxes until the reported earnings materialize as actual cash receipts.

When changes are required for the estimated total revenue on a contract, these changes are recognized with an inception-to-date effect in the current period. Also, when estimates of total costs to be incurred exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

Following the adoption of ASC 606, the Company’s revenue recognition for all of its contracts remained materially consistent with historical practice and there was no impact in the six months ended June 30, 2018 condensed financial statements upon adoption.

In compliance with ASC 606, costs and estimated earnings in excess of billings on uncompleted contracts, on the December 31, 2017 condensed balance sheet, has been reclassified to contract assets. Additionally, billings in excess of costs and estimated earnings on uncompleted contracts and contract losses, on the December 31, 2017 condensed balance sheet, have been combined and reclassified to contract liabilities.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

Revenue for the three months ended June 30, 2018 was $20,261,239 compared to $16,731,951 for the same period last year, an increase of $3,529,288 or 21.1%. This increase is predominantly the result of ramping up of the next generation jammer pod program and the production of T-38 kits, offset by a normal cyclical decrease in revenue on the Company’s E-2D programs for both domestic and foreign sales.

Revenue for the six months ended June 30, 2018 was $38,452,862 compared to $36,764,652 for the same period last year, an increase of $1,688,210 or 4.6%. This increase is predominantly the result of ramping up of the next generation jammer pod program and the production of T-38 kits, offset by a normal cyclical decrease in revenue on the Company’s E-2D programs for both domestic and foreign sales.

Revenue from government subcontracts was $10,573,932 for the three months ended June 30, 2018 compared to $9,753,613 for the three months ended June 30, 2017, an increase of $820,319 or 8.4%. The increase in revenue is the result predominantly the result of ramping up of the next generation jammer pod program, offset by a normal cyclical decrease in revenue on the Company’s E-2D programs for both domestic and foreign sales.

Revenue from government subcontracts was $18,711,658 for the six months ended June 30, 2018 compared to $22,252,082 for the six months ended June 30, 2017, a decrease of $3,540,424 or 15.9%. The decrease in revenue is the result predominantly the result of a normal cyclical decrease in revenue on the Company’s E-2D programs for both domestic and foreign sales, offset by the ramping up of the next generation jammer pod program.

Revenue from direct military was $2,336,120 for the three months ended June 30, 2018 compared to $258,992 for the three months ended June 30, 2017, an increase of $2,077,128. The increase in revenue is primarily driven by an increase in revenue from T-38 kits.

Revenue from direct military was $4,913,922 for the six months ended June 30, 2018 compared to $405,980 for the six months ended June 30, 2017, an increase of $4,507,942. The increase in revenue is primarily driven by an increase in revenue from T-38 kits.

Revenue from commercial subcontracts was $7,351,187 for the three months ended June 30, 2018 compared to $6,719,346 for the three months ended June 30, 2017, an increase of $631,841 or 9.4%.

Revenue from commercial subcontracts was $14,827,282 for the six months ended June 30, 2018 compared to $14,106,590 for the six months ended June 30, 2017, an increase of $720,692 or 5.1%.

Inflation historically has not had a material effect on our operations.

Cost of sales

Cost of sales for the three months ended June 30, 2018 and 2017 was $15,676,421 and $13,048,203, respectively, an increase of $2,628,218 or 20.1%, This increase is the result of the comparable increase in revenue.

Cost of sales for the six months ended June 30, 2018 and 2017 was $29,818,176 and $28,543,390, respectively, an increase of $1,274,786 or 4.5%, This increase is the result of the comparable increase in revenue.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The components of the cost of sales were as follows:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Procurement	$10,299,378	$8,064,051	$18,944,987	$17,904,113
Labor	1,589,576	1,712,025	3,247,295	3,586,568
Factory overhead	3,687,518	3,534,619	7,628,882	7,787,706
Other contract costs	99,949	(262,492)	(2,988)	(734,997)
Cost of Sales	$15,676,421	$13,048,203	$29,818,176	$28,543,390

Other contract costs (credit) for the six months ended June 30, 2018 were $(2,988) compared to $(734,997), an increase of $732,009. Other contract costs (credit) for the three months ended June 30, 2018 were $99,949 compared to $(262,492), an increase of $362,441. Other contract costs relate to expenses recognized for changes in estimates and expenses predominately associated with loss contracts. In both the six months ended June 30, 2018 and 2017, other contract costs are a credit, as we have incurred actual expenses on our A-10 program that had been previously recognized as part of the change in estimate charge.

Procurement for the six months ended June 30, 2018 was $18,944,987 compared to $17,904,113, an increase of $1,040,874 or 5.8%. This increase is a result of a $2.6 million increase in procurement related to the production of T-38 kits, a $1.3 million increase in procurement on the Bell AH-1Z cowl program and a $1.7 million increase in procurement on our Raytheon Pod program, as these are newer programs and are beginning to transition into full production. This was offset by a $3.7 million decrease in procurement on our E-2D program, as we are shipping parts from stock and lowering inventory on this program. Procurement for the three months ended June 30, 2018 was $10,299,378 compared to $8,064,051, an increase of $2,235,327 or 27.7%. The increase in procurement for the months ended June 30, 2018 was a result of the same programs as described above.

Labor costs for the six months ended June 30, 2018 were $3,247,295 compared to $3,586,568, a decrease of $339,273 or 9.5%. Labor costs for the three months ended June 30, 2018 were $1,589,576 compared to $1,712,025, a decrease of $122,449 or 7.2%. The decrease is the result of more activity on kitting programs, such as T-38 and E-2D, as compared to assembly programs, which require more direct labor.

Factory overhead for the six months ended June 30, 2018 was $7,628,882 compared to $7,787,706, a decrease of $158,824 or 2.0%. Factory overhead for the three months ended June 30, 2018 was $3,687,518 compared to $3,534,619, an increase of $152,899 or 4.3%. The decrease in factory overhead is predominately the result in lower indirect payroll expense of approximately $200,000, as we have reduced the number of indirect personnel.

Gross Profit

Gross profit for the six months ended June 30, 2018 was $8,634,686 compared to $8,221,262 for the six months ended June 30, 2017, an increase of $413,424 or 5.0%, predominately the result of higher volume.

Gross profit for the three months ended June 30, 2018 was $4,584,818 compared to $3,683,748 for the three months ended June 30, 2017, an increase of $901,070 or 24.5%, predominately the result of higher volume.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Favorable/Unfavorable Adjustments to Gross Profit (Loss)

During the six months ended June 30, 2018 and 2017, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in decreases in total gross profit as follows:

	Six months ended
	June 30, 2018	June 30, 2017
Favorable adjustments	$266,000	$212,000
Unfavorable adjustments	(539,000)	(1,839,000)
Net adjustments	$(275,000)	$(1,627,000)

During the six months ended June 30, 2018, we had one contract which had approximately $376,000 of an unfavorable adjustment caused by changing estimates on a long-term program, for which we are working with the customer to agree to contract extensions and are adjusting our long-term margin estimates. Also, we had one contract that had a $117,000 unfavorable adjustment caused by excess overhead and material costs incurred. In addition, we had one contract that had a $113,000 unfavorable adjustment caused by excess overhead and material costs incurred. There were no other material changes favorable or unfavorable during the six months ended June 30, 2018.

During the six months ended June 30, 2017, we had two contracts which had approximately $659,000 and $436,000 of unfavorable adjustments caused by changing estimates on a long-term program, for which we are working with the customer to agree to contract extensions. Additionally, we had one contract that had a gap in production, as well as a smaller than expected order quantity. The gap in production and low quantity has resulted in an unfavorable adjustment of approximately $475,000. There were no other material changes favorable or unfavorable during the six months ended June 30, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2018 were $2,557,759 compared to $2,002,198 for the three months ended June 30, 2017, an increase of $555,561, or 27.8%. This change was predominately the result of an increase of approximately $332,000 in professional fees, an increase of $52,000 in salaries, an increase of $75,000 in accrued bonuses and an increase of $65,000 in employee insurance/benefits. The increase in professional fees is the result of work performed on due diligence and contract work on the potential acquisition of WMI. Additionally, legal services were provided for the Company’s amended bank agreement. The increase in salaries was the result of hiring additional business development personnel to increase new business wins. The increase in accrued bonus is the result of additional executives included in the bonus pool. The increase in employee benefits is a result of increased costs related to increased healthcare rates.

Selling, general and administrative expenses for the six months ended June 30, 2018 were $4,607,599 compared to $4,166,076 for the six months ended June 30, 2017, an increase of $441,523 or 10.6%. This change was predominately the result of a increase of approximately $224,000 in professional fees, an increase of $79,000 in salaries, an increase of $97,000 in employee insurance/benefits, and an increase of $63,000 in consultants, offset by a decrease of $23,000 in office expenses.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended June 30, 2018 was $1,610,225 compared to $1,215,647 for the same period last year, an increase of $394,578 or 32.5%, predominately the result of higher direct military revenue. Income before provision for income taxes for the six months ended June 30, 2018 was $3,162,990 compared to $3,198,948 for the same period last year, a decrease of $35,958 or 1.1%, predominately the result of higher selling, general and administrative expenses.

Provision for Income Taxes

Provision for income taxes was $353,000 and $649,000 for the three and six months ended June 30, 2018, respectively, compared to provision for income taxes of $450,000 and $1,184,000 for the three and six months ended June 30, 2017, respectively. The effective tax rate at June 30, 2018 and 2017 was 20% and 37%, respectively.

In accordance with the Tax Cuts and Jobs Act that was enacted on December 22, 2017 (“U.S. Tax Reform”), corporate tax rates were reduced from the historical rates and thus the effective tax rate has changed significantly during the quarter ended June 30, 2018. The provision for income taxes for the interim quarters of 2017 were calculated under the old tax laws and as such are not comparable to the 2018 effective rates. The impact of the U.S. Tax Reform is primarily from revaluing our U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. Additionally, we have an AMT tax credit which will lower our effective rate below the federal statutory rate. For U.S. federal purposes the corporate statutory income tax rate was reduced from 35% to 21%, effective for our 2018 tax year. The provisional impact of the U.S. Tax Reform is our current best estimate based on the preliminary review of the new law and is subject to revision based on our existing accounting for income taxes policy as further information is gathered and interpretation and analysis of the tax legislation evolves. The Securities and Exchange Commission has issued rules allowing for a measurement period of up to one year after the enactment date of the U.S Tax Reform to finalize the recording of the related tax impacts. Any future changes to our provisional estimated impact of the U.S Tax Reform will be included as an adjustment to the provision for income taxes.

Net Income

Net income for the three months ended June 30, 2018 was $1,257,225 or $0.14 per basic share, compared to $765,647 or $0.09 per basic share, for the same period last year. Net income for the six months ended June 30, 2018 was $2,513,990 or $0.28 per basic share, compared to $2,014,948 or $0.23 per basic share, for the same period last year. Diluted income per share was $0.14 for the three months ended June 30, 2018 calculated utilizing 8,980,155 weighted average shares outstanding. Diluted income per share was $0.28 for the six months ended June 30, 2018 calculated utilizing 8,953,321 weighted average shares outstanding. Diluted income per share was $0.09 for the three months ended June 30, 2017 calculated utilizing 8,865,055 weighted average shares outstanding. Diluted income per share for the six months ended June 30, 2017 was $0.23, calculated utilizing 8,840,309 average shares outstanding as adjusted for the dilutive effect of outstanding stock options and RSUs.

Liquidity and Capital Resources

General

At June 30, 2018, we had working capital of $80,585,949 compared to $78,137,801 at December 31, 2017, an increase of $2,448,148 or 3.1%.

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

At June 30, 2018, we had a cash balance of $1,032,098 compared to $1,430,877 at December 31, 2017.

Our contract assets increased by approximately $4.0 million during the six months ended June 30, 2018.

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

We believe that our existing resources, together with the availability under our credit facility and the commitment that we have from BankUnited, N.A. to extend our credit facility, will be sufficient to meet our current working capital needs for at least 12 months from the date of this filing.

Credit Facilities

Credit Agreement and Term Loan

On March 21, 2016, the Company entered into a Credit Agreement with BankUnited, N.A. as the sole arranger, administrative agent and collateral agent and Citizens Bank, N.A. (the “BankUnited Facility”). The BankUnited Facility provides for a revolving credit loan commitment of $30 million (the “Revolving Loan”) and a $10 million term loan (“Term Loan”).  The Revolving Loan bears interest at a rate based upon a pricing grid, as defined in the agreement.

As of June 30, 2018, the Company was not in compliance with the leverage ratio financial covenant contained in the BankUnited Facility, as amended. We anticipate that the leverage ratio covenant will be waived and amended by the provisions of the amendment to the BankUnited Facility described below.

As of June 30, 2018, the Company had $27.3 million outstanding under the Revolving Loan bearing interest at 5.25%.

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

On August 7, 2018, the Company obtained a commitment letter from BankUnited, N.A. with respect to amending the BankUnited Facility to, among other things, extend the term of each of the Revolving Loan and the Term Loan for an additional year to June 30, 2020, and to waive non-compliance with the leverage ratio financial covenant. The amendments to the BankUnited Facility are subject to the lenders’ due diligence and the preparation and execution of formal documentation.

Contractual Obligations

For information concerning our contractual obligations, see Contractual Obligations under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Based on an evaluation of the Company’s disclosure controls and procedures as of June 30, 2018 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II - Other Information

Item 1 – Legal Proceedings

Reference is made to the section titled “Legal Proceedings” in Note 11 to our unaudited condensed financial statements included in this quarterly report for a discussion of current legal proceedings, which discussion is incorporated herein by reference.

Item 1A – Risk Factors

The pendency of and uncertainty surrounding the proposed acquisition of Welding Metallurgy, Inc. could adversely affect our business.

On July 2, 2018, we received notice from Air Industries that claims to terminate the Stock Purchase Agreement (the “Agreement”) between the Company and Air Industries, pursuant to which Air Industries agreed to sell to the Company all of the shares of capital stock of its subsidiary, Welding Metallurgy, Inc. The Company disputes the purported termination. The Company believes that Air Industries’ failure to provide full access to WMI’s books and records, including inventory and accounting records, and financial, operating, and other data, is a material breach of the Agreement, and that Air Industries’ purported termination of the Agreement is itself a material breach of the Agreement. As discussed below under “–The ongoing litigation related to the Stock Purchase Agreement could adversely affect our business, financial results and operations,” we and Air Industries are involved in pending litigation with respect to the Agreement.

If the Agreement is not consummated as originally proposed, we will not realize any potential benefits of the Agreement. Additionally, our inability to consummate the Agreement could create uncertainty with respect to our business, delay us from pursuing other strategic opportunities, or otherwise adversely affect our business, financial results, and operations. It is uncertain whether the Agreement will be consummated.

We have diverted, and will continue to divert, management resources towards the proposed acquisition. Also, we have incurred and will continue to incur significant transaction costs with respect to the proposed acquisition, including legal and other costs. The incurrence of these costs could adversely affect our business, financial results, and operations.

The ongoing litigation related to the Stock Purchase Agreement could adversely affect our business, financial results and operations.

On July 5, 2018, we filed a complaint in the Supreme Court of the State of New York, County of New York, against Air Industries relating to the Stock Purchase Agreement between the Company and Air Industries. The complaint alleges that Air Industries willfully breached its contractual obligation to provide financial information required to fulfill key conditions for closing under the Agreement. We are seeking, among other things, an order of specific performance requiring Air Industries to comply with its obligations under the Agreement, monetary damages, and attorneys’ fees and costs.

On July 30, 2018, Air Industries filed its answer and counterclaims. Air Industries denied the allegations made by us in the complaint and alleged that we breached the Agreement and the covenant of good faith and fair dealing. Air Industries is seeking a declaration that the Agreement has terminated, along with monetary damages, attorneys’ fees, and costs.

On July 31, 2018, we filed a motion for preliminary injunction against Air Industries. The motion argues that the failure by Air Industries to provide financial data and other information necessary to close the transaction contemplated by the Agreement will cause irreparable injury to us. We are therefore seeking an order directing Air Industries to furnish us with all previously requested financial, operating, and other data and information relating to WMI. The court issued an order to show cause on August 1, 2018 and set August 13, 2018 as the hearing date with respect to the motion for preliminary injunction. Air Industries has not yet responded to the motion for preliminary injunction.

While we believe in the merits of our claims and dispute Air Industries’ purported termination of the Agreement, the outcomes of lawsuits are inherently unpredictable, and we may be unsuccessful in the ongoing litigation or any future claims or litigation. The court may find that we have not complied, in full or in part, with our obligations under the Agreement, that we are liable for a breach, willful or otherwise, of the Agreement, that Air Industries has a right to terminate the Agreement, or other adverse findings. We may incur substantial legal fees in connection with this litigation. In addition, litigation of this nature may be lengthy and disruptive of our management’s attention, and in any event may not lead to a successful result. Even if we obtain favorable interim or final rulings or verdicts in particular litigation matters, they may not be predictive of the ultimate resolution of the matter.

Finally, any binding or non-binding decision that delays or eliminates our ability consummate the Agreement could create uncertainty with respect to our business, delay or prevent us from pursuing other strategic opportunities or otherwise adversely affect our business, financial results, and operations.

If we are unable to renegotiate our credit facility, our bank debt will become due and payable in March 2019.

The BankUnited Facility provides for a revolving credit loan commitment of $30 million (the “Revolving Loan”) and a $10 million term loan (the “Term Loan”). The BankUnited Facility provides the Company with short-term borrowing capacity, which we use along with cash flow from our operations to fund our business. Each of the Revolving Loan and Term Loan mature on March 31, 2019. On August 7, 2018, the Company obtained a commitment letter from BankUnited, N.A. with respect to amending the BankUnited Facility to, among other things, extend the term of each of the Revolving Loan and the Term Loan for an additional year to June 30, 2020. The amendments to the BankUnited Facility are subject to the lenders’ due diligence and the preparation and execution of formal documentation and, as such, there can be no assurances that we will be able to extend the term of the Revolving Loan and/or Term Loan. If we are unable to renegotiate the BankUnited Facility, the Revolving Loan and Term Loan will each mature on March 31, 2019, at which time all outstanding amounts thereunder will become due and payable, and we would be required to recharacterize the Revolving Loan and Term Loan from long-term liabilities to current liabilities in our financial statements. We would need to seek an alternate source of financing to repay the outstanding amounts under the Term Loan and Revolving Loan and to fund our business. We cannot predict whether such financing will be available on terms that are favorable to us or at all. If we are unable to obtain an alternate source of financing, our cash flow and credit resources may be insufficient to fund our operations. Furthermore, all of our assets are pledged under a first priority security interest to secure our repayment obligations under the BankUnited Facility and, if we are unable to repay the Revolving Loan and Term Loan when due, the lenders may take action with respect to our assets pledged as security.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities for the six months ended June 30, 2018.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit 31.1	Section 302 Certification by Chief Executive Officer and President
Exhibit 31.2	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
Exhibit 32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
Exhibit 101	The following financial information from CPI Aerostructures, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Income and Comprehensive Income, (iii) the Condensed Statements of Shareholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to the Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: August 9, 2018	By.	/s/ Douglas J. McCrosson
Douglas J. McCrosson
Chief Executive Officer and President

Dated: August 9, 2018	By.	/s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer (Principal Accounting Officer)