Form 10-Q
period 2018-09-30
CPI AEROSTRUCTURES INC
filed 2018-11-13
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 12, 2018 the number of shares of common stock, par value $.001 per share, outstanding was 11,727,784.

Part I - Financial Information

Item 1 – Condensed Financial Statements

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash	$828,594	$1,430,877
Accounts receivable, net of allowance for doubtful accounts of $275,000 and $150,000 as of September 30, 2018 and December 31, 2017, respectively	6,364,186	5,379,821
Contract assets	114,094,962	111,158,551
Prepaid expenses and other current assets	2,330,830	2,413,187

Total current assets	123,618,572	120,382,436

Property and equipment, net	2,696,344	2,046,942
Deferred income taxes, net	500,318	1,566,818
Other assets	286,527	188,303
Total Assets	$127,101,761	$124,184,499

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,431,232	$15,129,872
Accrued expenses	1,262,373	1,911,421
Contract liabilities	464,823	246,330
Current portion of long-term debt	2,435,559	2,009,000
Line of credit	27,538,685	22,838,685
Income tax payable	—	109,327

Total current liabilities	42,132,672	42,244,635

Long-term debt, net of current portion	5,667,915	7,019,468
Other liabilities	548,815	607,063

Total Liabilities	48,349,402	49,871,166

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, 8,953,137 and 8,864,319 shares, respectively, issued and outstanding	8,950	8,863
Additional paid-in capital	54,352,614	53,770,618
Retained earnings	24,390,795	20,548,652

Accumulated other comprehensive loss	—	(14,800)

Total Shareholders’ Equity	78,752,359	74,313,333

Total Liabilities and Shareholders’ Equity	$127,101,761	$124,184,499

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Revenue	$19,944,558	$20,706,460	$58,397,420	$57,471,112
Cost of revenue	15,146,080	15,794,024	44,964,256	44,337,414

Gross profit	4,798,478	4,912,436	13,433,164	13,133,698
Selling, general and administrative expenses	2,584,560	2,044,304	7,192,159	6,210,380
Income from operations	2,213,918	2,868,132	6,241,005	6,923,318
Interest expense	574,765	402,619	1,438,862	1,258,857
Income before provision for income taxes	1,639,153	2,465,513	4,802,143	5,664,461

Provision for income taxes	311,000	770,000	960,000	1,954,000

Net income	1,328,153	1,695,513	3,842,143	3,710,461

Other comprehensive income (loss), net of tax – Change in unrealized (gain) loss on interest rate swap	20,600	(2,300)	14,800	1,900

Comprehensive income	$1,348,753	$1,693,213	$3,856,943	$3,712,361

Income per common share – basic	$0.15	$0.19	$0.43	$0.42

Income per common share – diluted	$0.15	$0.19	$0.43	$0.42

Shares used in computing income per common share:
Basic	8,952,979	8,846,507	8,926,734	8,820,379
Diluted	8,977,075	8,872,810	8,951,640	8,841,397

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2017	8,739,836	$8,738	$52,824,950	$14,781,018	$(9,000)	$67,605,706
Net income	—	—	—	3,710,461	—	3,710,461
Change in unrealized loss from interest rate swap	—	—	—	—	1,900	1,900
Stock-based compensation expense	106,981	109	787,181	—	—	787,290

Balance at September 30, 2017	8,846,817	$8,847	$53,612,131	$18,491,479	$(7,100)	$72,105,357

Balance at January 1, 2018	8,864,319	$8,863	$53,770,618	$20,548,652	$(14,800)	$74,313,333
Net income	—	—	—	3,842,143	—	3,842,143
Change in unrealized loss from interest rate swap	—	—	—	—	14,800	14,800
Common stock issued as employee compensation	5,130	5	45,908	—	—	45,913
Stock-based compensation expense	83,688	82	536,088	—	—	536,170

Balance at September 30, 2018	8,953,137	$8,950	$54,352,614	$24,390,795	$—	$78,752,359

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,	2018	2017
Cash flows from operating activities:
Net income	$3,842,143	$3,710,461
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	521,255	459,261
Debt issuance costs	58,990	48,133
Deferred rent	(53,073)	(22,525)
Loss on disposal of fixed asset	—	21,010
Stock-based compensation	536,170	787,290
Common stock issued as employee compensation	45,913	—
Adjustment for maturity of interest rate swap	20,600	—
Bad debt expense	125,000	150,000
Deferred income taxes	1,066,500	1,802,128
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,109,365)	3,621,017
Increase in contract assets	(2,936,411)	(8,799,379)
Decrease (increase) in prepaid expenses and other assets	82,357	(299,317)
Decrease in accounts payable and accrued expenses	(5,347,688)	(888,218)
Increase (decrease) in contract liabilities	218,493	(798,882)
Decrease in other liabilities	(10,976)	—
Decrease in income taxes payable	(109,327)	—

Net cash used in operating activities	(3,049,419)	(209,021)

Cash flows used in investing activities:
Purchase of property and equipment	(521,499)	(240,916)
Proceeds from sale of fixed asset	—	42,480

Net cash used in investing activities	(521,499)	(198,436)

Cash flows from financing activities:
Payments on long-term debt	(1,522,283)	(921,046)
Proceeds from line of credit	6,200,000	3,000,000
Payments on line of credit	(1,500,000)	(2,000,000)
Debt issue costs paid	(209,082)	—

Net cash provided by financing activities	2,968,635	78,954

Net decrease in cash	(602,283)	(328,503)
Cash at beginning of period	1,430,877	1,039,586

Cash at end of period	$828,594	$711,083

Supplemental disclosures of cash flow information:
Equipment acquired under capital lease	$649,158	$—

Noncash investing and financing activities:
Cash paid during the period for:
Interest	$1,601,144	$1,172,964
Income taxes	$—	$144,614

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.

INTERIM FINANCIAL STATEMENTS

The condensed financial statements of CPI Aerostructures, Inc. (the “Company”) as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

The Company maintains its cash in two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed these limits. As of September 30, 2018, the Company had $748,470 of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

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

Following the adoption of ASC 606, the Company’s revenue recognition for all of its contracts remained materially consistent with historical practice and there was no material impact in the nine months ended September 30, 2018 condensed financial statements upon adoption.

In compliance with ASC 606, costs and estimated earnings in excess of billings on uncompleted contracts, on the December 31, 2017 condensed balance sheet, have been reclassified to contract assets. Additionally, billings in excess of costs and estimated earnings on uncompleted contracts and contract losses, on the December 31, 2017 condensed balance sheet, have been combined and reclassified to contract liabilities.

2.

aCCOUNTING STANDARDS

Recently Issued but not Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. ASU 2016-02 will be effective January 1, 2019, although early adoption is permitted. On July 30, 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which, among other things, allows companies to elect an optional transition method to apply the new lease standard through a cumulative-effect adjustment in the period of adoption. We expect to adopt the standard on January 1, 2019 using the optional transition method. We are currently evaluating the potential impact of adopting ASU 2016-02 and expect to have an estimate of the impact of ASU 2016-02 on the Company’s financial position during the fourth quarter of 2018. Topic ASU 2016-02 also requires expanded disclosure regarding the amounts, timing and uncertainties of cash flows related to a company’s leases. The Company is evaluating these disclosure requirements and are incorporating the collection of relevant data into our processes.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

All of the Company’s current long-term contracts have a single performance obligation as the promise to transfer the goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. The Company’s contracts are often modified to account for changes in contract specifications and requirements. The Company considers contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. All of the Company’s contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

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

Because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company uses the cost-to-cost input method to measure progress for its contracts because it best depicts the transfer of assets to the customer which occurs as the Company incurs costs on its contracts.

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

Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin for a contract is reflected in revenue in the period the change becomes known. Contract estimates involve considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and tax purposes) as reported and actual cash received during any reporting period. The Company continually evaluates all of the issues related to the assumptions, risks and uncertainties inherent with the application of the cost-to-cost input method; however, it cannot be assured that estimates will be accurate. If estimates are not accurate or a contract is terminated, the Company is required to adjust revenue in later periods. Furthermore, even if estimates are accurate, there may be a shortfall in cash flow and the Company may need to borrow money, or seek access to other forms of liquidity, to fund its work in process or to pay taxes until the reported earnings materialize as actual cash receipts.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Company’s uncompleted contracts, contract assets include unbilled amounts and when the estimated revenues recognized exceeds the amount billed to the customer and right to payment is not just subject to the passage of time. Amounts may not exceed their net realizable value. Contract assets are classified as current. The Company’s contract liabilities consist of billings in excess of estimated revenues recognized and contract losses. Contract liabilities are classified as current. The Company’s contract assets and liabilities are reported in a gross position at the end of each reporting period.

Revenue recognized for the three and nine months ended September 30, 2018, that was included in the contract liabilities at July 1, 2018 and January 1, 2018 was $151,109 and $399,381, respectively.

The Company’s remaining performance obligations represents the transaction price of its long-term contracts for which work has not been performed. As of September 30, 2018, the aggregate amount of transaction price allocated to the remaining performance obligations was $77,440,322. The Company estimates that it expects to recognize approximately 31% of its remaining performance obligations in 2018 and 69% in 2019.

In addition, the Company recognizes revenue for parts supplied for certain maintenance repair and overhaul (“MRO”) contracts at a point in time following the transfer of control to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contract.

Revenue from long-term contracts transferred to customers over time and revenue from MRO contracts transferred at a point in time accounted for approximately 95% and 5%, respectively, for the nine months ended September 30, 2018.

Revenue by long-term contract type for the three and nine months ended September 30, 2018 is as follows:

	For the Three Months Ended	For the Nine Months Ended
Government subcontracts	$9,516,799	$28,228,457
Commercial contracts	7,536,697	22,363,979
Prime government contracts	2,891,062	7,804,984
	$19,944,558	$58,397,420

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

4.

stock-based compensation

The Company accounts for stock-based compensation based on the fair value of the stock or stock-based instrument on the date of grant.

In January 2018, the Company granted 58,578 restricted stock units (“RSUs”) to its board of directors as partial compensation for the 2018 year. In January 2017, the Company granted 59,395 RSUs to its board of directors as partial compensation for the 2017 year. RSUs vest quarterly on a straight-line basis over a one-year period. The Company’s net income for the nine months ended September 30, 2018 and 2017 includes approximately $491,500 and $517,000, respectively, of non-cash compensation expense related to the RSU grants to the board of directors. This expense is recorded as a component of selling, general and administrative expenses.

In January 2018, the Company granted 5,130 shares of common stock to various employees. For the nine months ended September 30, 2018 approximately $10,000 of compensation expense is included in selling, general and administrative expenses and approximately $36,000 of compensation expense is included in cost of revenue for this grant. In January 2017, the Company granted 5,550 shares of common stock to various employees. For the nine months ended September 30, 2017, approximately $13,300 of compensation expense is included in selling, general and administrative expenses and approximately $37,500 of compensation expense is included in cost of revenue for this grant.

In March 2018, the Company granted 68,764 shares of common stock to various employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2022 based upon the service and performance thresholds. For the nine months ended September 30, 2018, approximately $88,100 of compensation expense is included in selling, general and administrative expenses and approximately $18,400 of compensation expense is included in cost of revenue for this grant.

In March 2017, the Company granted 73,060 shares of common stock to various employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2021 based upon the service and performance thresholds. For the nine months ended September 30, 2017, approximately $208,800 of compensation expense is included in selling, general and administrative expenses and approximately $44,100 of compensation expense is included in cost of revenue for this grant.

In March 2018, 12,330 and 9,130 of the shares granted in 2016 and 2017, respectively, were forfeited because the Company failed to achieve certain performance criteria for the year ended December 31, 2017. In addition, on March 22, 2018, these employees returned 7,552 common shares, valued at approximately $62,000, to pay the employees’ withholding taxes.

In March 2017, 12,330 of the shares granted in August of 2016 were forfeited because the Company failed to achieve certain performance criteria for the year ended December 31, 2016. In addition, on March 9, 2017, these employees returned 4,525 common shares, valued at approximately $33,000, to pay the employees’ withholding taxes.

A summary of the status of the Company’s stock option plans as of September 30, 2018 and changes during the nine months ended September 30, 2018 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of period	78,064	$11.05

Outstanding and vested at end of period	78,064	$11.05	0.36	$61,250

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

During the nine months ended September 30, 2018 and 2017, no stock options were granted or exercised.

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

Fair Value

At September 30, 2018 and December 31, 2017, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	September 30, 2018
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$35,694,028	$35,694,028

	December 31, 2017
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$31,893,894	$31,893,894

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

6.

Contract assets and contract liabilities

Net Contract assets (liabilities) consist of the following:

	September 30, 2018
	U.S.
	Government	Commercial	Total
Contract assets	$49,102,036	$64,992,926	$114,094,962
Contract liabilities	(422,666)	(42,157)	(464,823)
Net contract assets (liabilities)	$48,679,370	$64.950,769	$113,630,139

	December 31, 2017 (1)
	U.S.
	Government	Commercial	Total
Contract assets	$54,591,601	$56,566,950	$111,158,551
Contract liabilities	(224,339)	(21,991)	(246,330)
Net contract assets (liabilities)	$54,367,262	$56,544,959	$110,912,221

(1)	On January 1, 2018, as a result of the adoption of ASC 606, the Company reclassified costs and estimated earnings in excess of billings on uncompleted contracts to contract assets and billings in excess of costs and estimated earnings on uncompleted contracts to contract liabilities.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The increase or decrease in the Company’s net contract assets (liabilities) from January 1, 2018 to September 30, 2018 was primarily due to costs incurred on newer programs, like the new design of the HondaJet engine inlet ($2.4 million increase), for which the Company has not begun billing on a steady rate. Additionally, we experienced some delays in shipping on the G650 program which increased contract assets by $5.8 million. This has been offset by a decrease in contract assets on our E-2D program ($4.2 million decrease) which is shipping on a regular schedule.

U.S. government contracts includes contracts directly with the U.S. government and government subcontractors.

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the nine months ended September 30, 2018, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $683,000 from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in prior years. During the nine months ended September 30, 2017, the effect of such revisions was a decrease to total gross profit of approximately $1.7 million.

Although management believes it has established adequate procedures for estimating costs to uncompleted open contracts, it is possible that additional significant costs could occur on contracts prior to completion.

7.

income PER COMMON SHARE

Basic income per common share is computed using the weighted average number of common shares outstanding. Diluted income per common share for the three and nine months ended September 30, 2018 and 2017 is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, as well as unvested RSUs. Incremental shares of 49,641 were used in the calculation of diluted income per common share in the three and nine months ended September 30, 2018. Incremental shares of 43,064 were not used in the calculation of diluted income per common share in the three and nine months ended September 30, 2018, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive. Incremental shares of 74,168 were used in the calculation of diluted income per common share in the three and nine months ended September 30, 2017. Incremental shares of 89,466 were not used in the calculation of diluted income per common share in the three and nine months ended September 30, 2017, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.

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

On August 15, 2018, the Company entered into a Third Amendment and Waiver to the Amended and Restated Credit Agreement (the “Amendment”) with the Lenders named therein and BankUnited, N.A., as sole arranger, agent, and collateral agent, dated as of March 24, 2016, as amended by the First Amendment and Waiver to the Amended and Restated Credit Agreement dated as of May 9, 2016, as further amended by the Second Amendment to the Amended and Restated Credit Agreement dated as of July 13, 2017 (collectively, the “Credit Agreement”).

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Under the Amendment, the parties amended the Credit Agreement by, among other things, (i) extending the maturity date of the Company’s existing $30 million Revolving Loan and its existing $10 million Term Loan to June 30, 2020, (ii) amending the leverage ratio covenant, (iii) amending the interest rates corresponding to the leverage ratio, (iv) waiving non-compliance with the leverage ratio covenant for the trailing four fiscal quarters ended March 31, 2018 and June 30, 2018, and (v) amending provisions relating to the consummation of a public offering of common stock so that if an offering results in gross proceeds of $7 million or more, (A) the Company will prepay the loans in an amount equal to 25% of net proceeds of the offering (with $1.2 million applied to the Term Loan and the remainder applied to the Revolving Loan) and (B) the Company will maintain a minimum of $3 million in either unrestricted cash in an account with BankUnited, N.A., or in availability under the Revolving Loan.

Pursuant to the Amendment, the Company used an aggregate of $4.1 million of net offering proceeds of its recently completed public offering to make prepayments under the BankUnited Facility. See Note 12 Subsequent Events for further information.

As of September 30, 2018, the Company was not in compliance with the leverage ratio financial covenant contained in the BankUnited Facility, as amended. The Bank has waived the provisions of this covenant as of September 30, 2018.

As of September 30, 2018, the Company had $27.5 million outstanding under the Revolving Loan bearing interest at 5.75%.

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

On August 15, 2018, the Company entered into a Third Amendment and Waiver to the Amended and Restated Credit Agreement (the “Amendment”) with the Lenders named therein and BankUnited, N.A., as sole arranger, agent, and collateral agent, dated as of March 24, 2016, as amended by the First Amendment and Waiver to the Amended and Restated Credit Agreement dated as of May 9, 2016, as further amended by the Second Amendment to the Amended and Restated Credit Agreement dated as of July 13, 2017 (collectively, the “Credit Agreement”).

Under the Amendment, the parties amended the Credit Agreement by, among other things, (i) extending the maturity date of the Company’s existing $30 million Revolving Loan and its existing $10 million Term Loan to June 30, 2020, (ii) amending the leverage ratio covenant, (iii) amending the interest rates corresponding to the leverage ratio, (iv) waiving non-compliance with the leverage ratio covenant for the trailing four fiscal quarters ended March 31, 2018 and June 30, 2018, and (v) amending provisions relating to the consummation of a public offering of common stock so that if an offering results in gross proceeds of $7 million or more, (A) the Company will prepay the loans in an amount equal to 25% of net proceeds of the offering (with $1.2 million applied to the Term Loan and the remainder applied to the Revolving Loan) and (B) the Company will maintain a minimum of $3 million in either unrestricted cash in an account with BankUnited, N.A., or in availability under the Revolving Loan.

The Company paid to BankUnited, N.A. commitment and agent fees in the amount of $201,666, together with out of pocket costs, expenses, and reasonable attorney’s fees incurred by BankUnited, N.A. in connection with the Amendment.

The Company paid approximately $463,000 of total debt issuance costs in connection with the BankUnited Facility of which approximately $178,000 is included in other assets and $63,000 is a reduction of long-term debt at September 30, 2018.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the agreement, which matures on June 30, 2020.

The maturities of long-term debt (excluding unamortized debt issuance costs) are as follows:

Twelve months ending September 30,
2019	$2,435,559
2020	5,318,604
2021	187,413
2022	108,469
Thereafter	53,429
$8,103,474

In addition to the Term Loan, included in long-term debt at September 30, 2018 are capital leases and notes payable of $1,007,706 including a current portion of $335,559.

10.

MAJOR CUSTOMERS

During the nine months ended September 30, 2018, the Company’s four largest commercial customers accounted for 25% 12%, 12% and 12% of revenue. During the nine months ended September 30, 2017, the Company’s four largest commercial customers accounted for 28%, 23%, 11% and 10% of revenue. In addition, during the nine months ended September 30, 2018 and 2017, 13% and 5% of revenue, respectively, was directly from the U.S. government.

At September 30, 2018, 37%, 14%, 13% and 12% of contract assets were from the Company’s four largest commercial customers. At December 31, 2017, 32%, 20%, 12% and 10% of contract assets were from the Company’s four largest commercial customers.

At September 30, 2018 and December 31, 2017, 4% and 4%, respectively, of contract assets were directly from the U.S. government.

At September 30, 2018, 31%, 23%, 16% and 8% of our accounts receivable were from our four largest commercial customers. At December 31, 2017, 44%, 18% and 13% of accounts receivable were from our three largest commercial customers.

11.

Legal Proceedings

On July 5, 2018, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, against Air Industries Group (“Air Industries”) relating to the previously announced Stock Purchase Agreement, dated as of March 21, 2018 (the “Agreement”) between the Company and Air Industries, pursuant to which Air Industries agreed to sell to us all of the shares of capital stock of its subsidiary, Welding Metallurgy, Inc. (“WMI”). The complaint alleges, among other things, that Air Industries willfully breached its contractual obligation to provide financial information required to fulfill key conditions for closing under the Agreement. Air Industries’ answer and counterclaims, filed on July 30, 2018, denies the allegations made by the Company in the complaint and alleges that the Company breached the Agreement and the covenant of good faith and fair dealing.

On July 31, 2018, the Company filed a motion for preliminary injunction against Air Industries. The motion argued that the failure by Air Industries to provide financial data and other information necessary to close the transaction contemplated by the Agreement would cause irreparable injury to the Company. The Company sought an order directing Air Industries to furnish the Company with all previously requested financial, operating, and other data and information relating to WMI.

See Note 12 Subsequent Events for further information subsequent to September 30, 2018 related to this litigation. In addition, for a discussion of the risks and uncertainties associated with this litigation and with the acquisition of WMI. The Company remains committed to completing the acquisition as soon as practicable.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

12.

SUBSEQUENT EVENTS

Litigation

On October 2, 2018, the Company entered into a court-ordered stipulation (the “Stipulation and Order”) with Air Industries with respect to the litigation discussed above in Note 11 Legal Proceedings.

As part of the Stipulation and Order, Air Industries has withdrawn its purported termination of the Agreement. Among other things, the Stipulation and Order requires Air Industries to deliver to the Company within 45 days audited, unqualified financial statements of WMI for 2017 certified by Air Industries’ auditor. Subject to fulfillment of other conditions to closing set forth in the Agreement, the parties agreed that the acquisition will close within three weeks after the Company receives the audited financial statements. The Company also agreed to promptly amend the Agreement to reflect the terms of the Stipulation and Order. The Court will retain jurisdiction of the case for all purposes, including enforcing the terms of the Stipulation and Order.

On November 9, 2018, the Court ordered an amendment to the Agreement (the “Amendment”). The Amendment provides that Rotenberg Meril Solomon Bertiger Gutilla, P.C. (“RM”) will replace CohnReznick LLP as auditors of WMI’s financial statements, consisting of the balance sheet as at December 31, 2017 and the related statements of income, retained earnings, stockholder’s equity, and cash flows for the year then ended. The Amendment provides that RM’s auditor’s report shall be delivered on or before November 16, 2018, and shall be unqualified in all respects, except that a “going concern” opinion will be considered unqualified. The Company and Air Industries agreed to share equally all fees and expenses charged by RM and all fees and expenses previously charged by CohnReznick LLP.

Public Offering

On October 19, 2018 the Company completed an underwritten public offering of 2,760,000 shares of its common stock, including 360,000 shares pursuant to the underwriters’ full exercise of their over-allotment option, at a public offering price of $6.25 per share. The Company’s net proceeds from the offering, after deducting underwriting discounts, commissions, and other offering expenses, were approximately $16.10 million. The Company anticipates using the net proceeds for general corporate purposes, which may include working capital, capital expenditures, debt repayment, or strategic acquisitions.

On October 19, 2018, the Company used $4.1 million of the net offering proceeds for prepayments of loans under the BankUnited Facility, as amended, including $1.2 million applied to the term loan and $2.9 million applied to the revolving line of credit.

BankUnited Facility

On November 9, 2018, BankUnited, N.A., as Sole Arranger, Administrative Agent, Collateral Agent, and Lender, and Citizens Bank, N.A., as Lender, agreed to waive the Company’s non-compliance with the leverage ratio financial covenant of the BankUnited Facility as of September 30, 2018.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues pursuant to ASC 606, and including estimates of future contract price escalation. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our total backlog as of September 30, 2018 and December 31, 2017 was as follows:

Backlog (Total)	September 30, 2018	December 31, 2017
Funded	$71,814,000	$71,059,000
Unfunded	370,420,000	317,667,000
Total	$442,234,000	$388,726,000

Approximately 83% of the total amount of our backlog at September 30, 2018 was attributable to government contracts. Our backlog attributable to government contracts at September 30, 2018 and December 31, 2017 was as follows:

Backlog (Government)	September 30, 2018	December 31, 2017
Funded	$64,097,000	$58,919,000
Unfunded	302,234,000	242,367,000
Total	$366,331,000	$301,286,000

Our backlog attributable to commercial contracts at September 30, 2018 and December 31, 2017 was as follows:

Backlog (Commercial)	September 30, 2018	December 31, 2017
Funded	$7,717,000	$12,140,000
Unfunded	68,186,000	75,300,000
Total	$75,903,000	$87,440,000

Our unfunded backlog is primarily comprised of the long-term contracts for the G650, E-2D, F-16, T-38, F-35, HondaJet Light Business Jet, Bell AH-1Z, Sikorsky S-92 and Embraer Phenom 300. These long-term contracts are expected to have yearly orders, which will be funded in the future.

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

Following the adoption of ASC 606, the Company’s revenue recognition for all of its contracts remained materially consistent with historical practice and there was no impact in the nine months ended September 30, 2018 condensed financial statements upon adoption.

In compliance with ASC 606, costs and estimated earnings in excess of billings on uncompleted contracts, on the December 31, 2017 condensed balance sheet, have been reclassified to contract assets. Additionally, billings in excess of costs and estimated earnings on uncompleted contracts and contract losses, on the December 31, 2017 condensed balance sheet, have been combined and reclassified to contract liabilities.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

Revenue for the three months ended September 30, 2018 was $19,944,558 compared to $20,706,460 for the same period last year, a decrease of $761,902 or 3.7%. This decrease is predominantly the result of the wind-down of our current Northrop Grumman E-2D multi-year program as we begin transitioning to a new multi-year contract, partially offset by increased revenue from our prime contracts direct with the U.S. Government for F-16 components and T-38 kits..

Revenue for the nine months ended September 30, 2018 was $58,397,420 compared to $57,471,112 for the same period last year, an increase of $926,308 or 1.6%. This increase is predominantly the result of ramping up of the next generation jammer pod program and the production of T-38 kits, offset by a normal cyclical decrease in revenue on the Company’s E-2D programs for both domestic and foreign sales.

Revenue from government subcontracts was $9,516,799 for the three months ended September 30, 2018 compared to $10,766,036 for the three months ended September 30, 2017, a decrease of $1,249,237 or 11.6%. The decrease in revenue is predominantly the result of a normal cyclical decrease in revenue on the Company’s E-2D programs for both domestic and foreign sales, offset by the ramping up of the next generation jammer pod program.

Revenue from government subcontracts was $28,228,457 for the nine months ended September 30, 2018 compared to $33,018,118 for the nine months ended September 30, 2017, a decrease of $4,789,661 or 14.5%. The decrease in revenue is predominantly the result of a normal cyclical decrease in revenue on the Company’s E-2D programs for both domestic and foreign sales, offset by the ramping up of the next generation jammer pod program.

Revenue from direct military was $2,891,062 for the three months ended September 30, 2018 compared to $2,567,947 for the three months ended September 30, 2017, an increase of $323,115. The increase in revenue is primarily driven by an increase in revenue from T-38 kits.

Revenue from direct military was $7,804,984 for the nine months ended September 30, 2018 compared to $2,973,927 for the nine months ended September 30, 2017, an increase of $4,831,057. The increase in revenue is primarily driven by an increase in revenue from T-38 kits.

Revenue from commercial subcontracts was $7,536,697 for the three months ended September 30, 2018 compared to $7,372,477 for the three months ended September 30, 2017, an increase of $164,220 or 2.2%.

Revenue from commercial subcontracts was $22,363,979 for the nine months ended September 30, 2018 compared to $21,479,067 for the nine months ended September 30, 2017, an increase of $884,912 or 4.1%.

Inflation historically has not had a material effect on our operations.

Cost of sales

Cost of sales for the three months ended September 30, 2018 and 2017 was $15,146,080 and $15,794,024, respectively, a decrease of $647,944 or 4.1%. This decrease is the result of the comparable decrease in revenue.

Cost of sales for the nine months ended September 30, 2018 and 2017 was $44,964,256 and $44,337,414, respectively, an increase of $626,842 or 1.4%. This increase is the result of the comparable increase in revenue.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The components of the cost of sales were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30 2018	September 30, 2017
Procurement	$9,606,143	$10,709,002	$28,551,130	$28,613,115
Labor	1,490,227	1,666,176	4,737,522	5,252,745
Factory overhead	4,100,162	3,766,974	11,729,044	11,554,680
Other contract costs	(50,452)	(348,128)	(53,440)	(1,083,126)
Cost of Sales	$15,146,080	$15,794,024	$44,964,256	$44,337,414

Other contract costs for the nine months ended September 30, 2018 were $(53,440) compared to $(1,083,126), an increase of $1,029,686. Other contract costs for the three months ended September 30, 2018 were $(50,452) compared to $(348,128), an increase of $297,676. Other contract costs relate to expenses recognized for changes in estimates and expenses predominately associated with loss contracts. In the three and nine months ended September 30, 2018 and 2017, other contract costs are a credit, as we have incurred actual expenses on our A-10 program that had been previously recognized as part of the change in estimate charge.

Procurement for the nine months ended September 30, 2018 was $28,551,130 compared to $28,613,115, a decrease of $61,985. This decrease is a result of a $5.2 million decrease in procurement on our E-2D program, as we are shipping parts from stock and lowering inventory on this program. This was offset by a $3.4 million increase in procurement related to the production of T-38 kits and a $1.5 million increase in procurement on the Bell AH-1Z cowl program, as these are newer programs and are beginning to transition into full production. Procurement for the three months ended September 30, 2018 was $9,606,143 compared to $10,709,002 a decrease of $1,102,859 or 10.3%. The decrease in procurement for the three months ended September 30, 2018 was a result of the same programs as described above.

Labor costs for the nine months ended September 30, 2018 were $4,737,522 compared to $5,252,745, a decrease of $515,223 or 9.8%. Labor costs for the three months ended September 30, 2018 were $1,490,227 compared to $1,666,176, a decrease of $175,949 or 10.6%. The decrease is the result of more activity on kitting programs, such as T-38 and E-2D, as compared to assembly programs, which require more direct labor.

Factory overhead for the nine months ended September 30, 2018 was $11,729,044 compared to $11,554,680, a increase of $174,364 or 1.5%. Factory overhead for the three months ended September 30, 2018 was $4,100,162 compared to $3,766,974, an increase of $333,188 or 8.8%. The increase in factory overhead is predominately the result of the timing of expenses incurred for factory supplies and employee benefits as the year to date total for factory overhead has remained consistent.

Gross Profit

Gross profit for the nine months ended September 30, 2018 was $13,433,164 compared to $13,133,698 for the nine months ended September 30, 2017, an increase of $299,466 or 2.3%, predominately the result of higher volume.

Gross profit for the three months ended September 30, 2018 was $4,798,478 compared to $4,912,436 for the three months ended September 30, 2017, a decrease of $113,958 or 2.3%, predominately the result of lower volume.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Favorable/Unfavorable Adjustments to Gross Profit (Loss)

During the nine months ended September 30, 2018 and 2017, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in decreases in total gross profit as follows:

	Nine Months Ended
	September 30, 2018	September 30, 2017
Favorable adjustments	$249,000	$381,000
Unfavorable adjustments	(932,000)	(2,065,000)
Net adjustments	$(683,000)	$(1,684,000)

During the nine months ended September 30, 2018 we had one contract which had approximately a $240,000 unfavorable adjustment caused by changing estimates on a long-term program, that we are working with the customer to agree to contract extensions and are adjusting our long-term margin estimates. Also, we had one contract that had a $193,000 unfavorable adjustment caused by excess overhead and material costs incurred. In addition, we had one contract that had a $188,000 unfavorable adjustment caused by excess overhead and material costs incurred. There were no other material changes favorable or unfavorable during the nine months ended September 30, 2018.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2018 were $2,584,560 compared to $2,044,304 for the three months ended September 30, 2017, an increase of $540,256, or 26.4%. This change was predominately the result of an increase of approximately $315,000 in professional fees, predominately related to legal fees for the WMI litigation, an increase of $141,000 in salaries, and an increase of $81,000 in computer expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2018 were $7,192,159 compared to $6,210,380 for the nine months ended September 30, 2017, an increase of $981,779 or 15.8%. This change was predominately the result of an increase of approximately $540,000 in professional fees, an increase of $220,000 in salaries, an increase of $111,000 in employee benefits and an increase of $121,000 in computer expenses. The increase in professional fees is the result of work performed on due diligence, contract work and litigation related to the potential acquisition of WMI. Additionally, legal services were provided for the Company’s amended bank agreement. The increase in salaries was the result of hiring additional business development personnel to increase new business wins. The increase in accrued bonus is the result of additional executives included in the bonus pool. The increase in employee benefits is a result of increased costs related to increased healthcare rates.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended September 30, 2018 was $1,639,153 compared to $2,465,513 for the same period last year, a decrease of $826,360 or 33.5%, predominately the result of higher selling, general and administrative expenses. Income before provision for income taxes for the nine months ended September 30, 2018 was $4,802,143 compared to $5,664,461 for the same period last year, a decrease of $862,318 or 15.2%, predominately the result of higher selling, general and administrative expenses.

Provision for Income Taxes

Provision for income taxes was $311,000 and $960,000 for the three and nine months ended September 30, 2018, respectively, compared to provision for income taxes of $770,000 and $1,954,000 for the three and nine months ended September 30, 2017 respectively. The effective tax rate at September 30, 2018 and 2017 was 20% and 35%, respectively.

In accordance with the Tax Cuts and Jobs Act that was enacted on December 22, 2017 (“U.S. Tax Reform”), corporate tax rates were reduced from the historical rates and thus the effective tax rate has changed significantly during the quarter ended September 30, 2018. The provision for income taxes for the interim quarters of 2017 were calculated under the old tax laws and as such are not comparable to the 2018 effective rates. The impact of the U.S. Tax Reform is primarily from revaluing our U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. Additionally, we have an AMT tax credit which will lower our effective rate below the federal statutory rate. For U.S. federal purposes the corporate statutory income tax rate was reduced from 35% to 21%, effective for our 2018 tax year. The provisional impact of the U.S. Tax Reform is our current best estimate based on the preliminary review of the new law and is subject to revision based on our existing accounting for income taxes policy as further information is gathered and interpretation and analysis of the tax legislation evolves. The Securities and Exchange Commission has issued rules allowing for a measurement period of up to one year after the enactment date of the U.S. Tax Reform to finalize the recording of the related tax impacts. Any future changes to our provisional estimated impact of the U.S. Tax Reform will be included as an adjustment to the provision for income taxes in the tax provision for the year ended December 31, 2018.

Net Income

Net income for the three months ended September 30, 2018 was $1,328,153 or $0.15 per basic share, compared to $1,695,513 or $0.19 per basic share, for the same period last year. Net income for the nine months ended September 30, 2018 was $3,842,143 or $0.43 per basic share, compared to $3,710,461 or $0.42 per basic share, for the same period last year. Diluted income per share was $0.15 for the three months ended September 30, 2018 calculated utilizing 8,977,075 weighted average shares outstanding. Diluted income per share was $0.43 for the nine months ended September 30, 2018 calculated utilizing 8,951,640 weighted average shares outstanding. Diluted income per share was $0.19 for the three months ended September 30, 2017 calculated utilizing 8,872,810 weighted average shares outstanding. Diluted income per share for the nine months ended September 30, 2017 was $0.42, calculated utilizing 8,841,397 average shares outstanding as adjusted for the dilutive effect of outstanding stock options and RSUs.

Liquidity and Capital Resources

General

At September 30, 2018, we had working capital of $81,485,900 compared to $78,137,801 at December 31, 2017, an increase of $3,348,099 or 4.3%.

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

At September 30, 2018, we had a cash balance of $828,594 compared to $1,430,877 at December 31, 2017.

Our contract assets increased by approximately $2.9 million during the nine months ended September 30, 2018.

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

On August 15, 2018, the Company entered into a Third Amendment and Waiver to the Amended and Restated Credit Agreement (the “Amendment”) with the Lenders named therein and BankUnited, N.A., as Sole Arranger, Agent, and Collateral Agent, dated as of March 24, 2016, as amended by the First Amendment and Waiver to the Amended and Restated Credit Agreement dated as of May 9, 2016, as further amended by the Second Amendment to the Amended and Restated Credit Agreement dated as of July 13, 2017 (collectively, the “Credit Agreement”).

Under the Amendment, the parties amended the Credit Agreement by, among other things, (i) extending the maturity date of the Company’s existing $30 million Revolving Loan and its existing $10 million Term Loan to June 30, 2020, (ii) amending the leverage ratio covenant, (iii) amending the interest rates corresponding to the leverage ratio, (iv) waiving non-compliance with the leverage ratio covenant for the trailing four fiscal quarters ended March 31, 2018 and June 30, 2018, and (v) amending provisions relating to the consummation of a public offering of common stock so that if an offering results in gross proceeds of $7 million or more, (A) the Company will prepay the loans in an amount equal to 25% of net proceeds of the offering (with $1.2 million applied to the Term Loan and the remainder applied to the Revolving Loan) and (B) the Company will maintain a minimum of $3 million in either unrestricted cash in an account with BankUnited, N.A., or in availability under the Revolving Loan.

As of September 30, 2018, the Company was not in compliance with the leverage ratio financial covenant contained in the BankUnited Facility, as amended. The Bank has waived the provisions of this covenant as of September 30, 2018.

As of September 30, 2018, the Company had $27.5 million outstanding under the Revolving Loan bearing interest at 5.75%.

The BankUnited Revolving Facility is secured by all of our assets.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the agreement, which matures on June 30, 2020. The maturities of the Term Loan are included in the maturities of long-term debt.

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

Based on an evaluation of the Company’s disclosure controls and procedures as of September 30, 2018 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

On July 2, 2018, we received notice from Air Industries Group (“Air Industries”) that claimed to terminate the Stock Purchase Agreement (the “Agreement”) between the Company and Air Industries, pursuant to which Air Industries agreed to sell to the Company all of the shares of capital stock of its subsidiary, Welding Metallurgy, Inc. (“WMI”).

On July 5, 2018, we filed a complaint in the Supreme Court of the State of New York, County of New York (“Court”), against Air Industries alleging, among other things, that Air Industries willfully breached its contractual obligation to provide financial information required to fulfill key conditions for closing under the Agreement. Air Industries’ answer and counterclaims, filed on July 30, 2018, denies the allegations made by us in the complaint and alleges that we breached the Agreement and the covenant of good faith and fair dealing.

On July 31, 2018, we filed a motion for preliminary injunction against Air Industries. The motion argued that the failure by Air Industries to provide financial data and other information necessary to close the transaction contemplated by the Agreement would cause irreparable injury to us. We sought an order directing Air Industries to furnish us with all previously requested financial, operating, and other data and information relating to WMI.

On October 2, 2018, we entered into a court-ordered stipulation (the “Stipulation and Order”) with Air Industries. As part of the Stipulation and Order, Air Industries has withdrawn its purported termination of the Agreement. Among other things, the Stipulation and Order requires Air Industries to deliver to us within 45 days audited, unqualified financial statements of WMI for 2017 certified by Air Industries’ auditor. Subject to fulfillment of other conditions to closing set forth in the Agreement, the parties agreed that the acquisition will close within three weeks after we receive the audited financial statements. We also agreed to promptly amend the Agreement to reflect the terms of the Stipulation and Order. The Court will retain jurisdiction of the case for all purposes, including enforcing the terms of the Stipulation and Order.

On November 9, 2018, the Court ordered an amendment to the Agreement (the “Amendment”). The Amendment provides that Rotenberg Meril Solomon Bertiger Gutilla, P.C. (“RM”) will replace CohnReznick LLP as auditors of WMI’s financial statements, consisting of the balance sheet as at December 31, 2017 and the related statements of income, retained earnings, stockholder’s equity, and cash flows for the year then ended. The Amendment provides that RM’s auditor’s report shall be delivered on or before November 16, 2018, and shall be unqualified in all respects, except that a “going concern” opinion will be considered unqualified. The Company and Air Industries agreed to share equally all fees and expenses charged by RM and all fees and expenses previously charged by CohnReznick. The foregoing summary of the Amendment is qualified in its entirety by reference to the Amendment, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.1 and is incorporated herein by reference.

We remain committed to completing the acquisition of WMI as soon as practicable, and believe that the Stipulation and Order and the Amendment will allow us to do so. However, if the WMI acquisition is not consummated as originally proposed, we may not realize any potential benefits of the acquisition. Additionally, our inability to consummate the WMI acquisition could create uncertainty with respect to our business, delay us from pursuing other strategic opportunities, or otherwise adversely affect our business, financial results, and operations. It is uncertain whether the acquisition will be consummated.

We have diverted, and will continue to divert, management resources towards the proposed acquisition. Also, we have incurred and will continue to incur significant transaction costs with respect to the proposed acquisition, including legal and other costs. The litigation is ongoing and the Court has retained jurisdiction of this matter. In the event that we and Air Industries are not able to close the transaction expeditiously, we may incur substantial additional legal fees. Litigation of this nature may be lengthy and may not lead to a successful result. Even though we have obtained favorable rulings thus far, they may not be predictive of the ultimate resolution of the matter. The incurrence of legal and other costs could adversely affect our business, financial results, and operations. Finally, any binding or non-binding decision of the Court that delays or eliminates our ability to consummate the WMI acquisition could create uncertainty with respect to our business, delay or prevent us from pursuing other strategic opportunities or otherwise adversely affect our business, financial results, and operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities for the nine months ended September 30, 2018.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit 10.1	Order and Amendment to the Stock Purchase Agreement, dated November 9, 2018.
Exhibit 10.2	Waiver to the Amended and Restated Credit Agreement, dated as of March 24, 2016, as amended, among CPI Aerostructures, Inc., the several lenders from time to time party thereto, and BankUnited, N.A. as Agent.
Exhibit 31.1	Section 302 Certification by Chief Executive Officer and President
Exhibit 31.2	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
Exhibit 32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
Exhibit 101	The following financial information from CPI Aerostructures, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheet, (ii) the Condensed Statements of Income and Comprehensive Income, (iii) the Condensed Statement of Shareholder’s Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to the Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: November 13, 2018	By:	/s/ Douglas J. McCrosson
Douglas J. McCrosson
Chief Executive Officer and President

Dated: November 13, 2018	By:	/s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer (Principal Accounting Officer)

