Form 10-Q/A
period 2018-09-30
CPI AEROSTRUCTURES INC
filed 2019-02-27
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by CPI Aerostructures, Inc. (the “Company”) on February 7, 2019, the audit committee of the Company’s board of directors determined based on the recommendation of management in consultation with CohnReznick LLP, the Company’s independent registered public accounting firm, that the Company’s previously issued financial statements as of and for the three and nine months ended September 30, 2018, as originally filed with the Securities and Exchange Commission on November 13, 2018 (the “Original Form 10-Q”), should no longer be relied upon, due to an error that occurred in the Company’s billing process and resulted in the overstatement of revenue for the three and nine months ended September 30, 2018. As a result, the Company is filing this Amendment No. 1 on Form 10-Q/A (“Amendment”) to amend and restate the Original Form 10-Q.

This Amendment amends and restates in their entirety the following items of the Original Form 10-Q: (i) Item 1 of Part I “Condensed Financial Statements,” and the notes thereto (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iv) Item 6 of Part II, “Exhibits,” and the Company has also updated the signature page, the Chief Executive Officer and Chief Financial Officer certifications in Exhibits 31.1, 31.2, 32.1, and 32.2, and the financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

No other sections of the Original Form 10-Q are being amended hereby, and this Amendment does not reflect adjustments for events occurring after the filing of the Original Form 10-Q except to the extent they are otherwise required to be included and discussed herein. For the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, the Company’s Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement.

INDEX

Part I - Financial Information

Item 1 – Condensed Financial Statements

Condensed Balance Sheets as of September 30, 2018 (Restated and Unaudited) and December 31, 2017	4

Condensed Statements of Income and Comprehensive Income for the Three and Nine Months ended September 30, 2018 (Restated and Unaudited) and 2017 (Unaudited)	5

Condensed Statements of Shareholders’ Equity for the Nine Months ended September 30, 2018 (Restated and Unaudited) and 2017 (Unaudited)	6

Condensed Statements of Cash Flows for the Nine Months ended September 30, 2018 (Restated and Unaudited) and 2017 (Unaudited)	7

Notes to Condensed Financial Statements (Unaudited)	8

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	29

Item 4 – Controls and Procedures	29

Part II - Other Information

Item 1 – Legal Proceedings	30

Item 1A – Risk Factors	30

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3 – Defaults Upon Senior Securities	31

Item 4 – Mine Safety Disclosures	31

Item 5 – Other Information	31

Item 6 – Exhibits	31

Signatures	32

Exhibits	30

Part I - Financial Information

Item 1 – Condensed Financial Statements

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2018 Restated	2017
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash	$828,594	$1,430,877
Accounts receivable, net of allowance for doubtful accounts of $275,000 and $150,000 as of September 30, 2018 and December 31, 2017, respectively	6,364,186	5,379,821
Contract assets	113,167,705	111,158,551
Prepaid expenses and other current assets	2,330,830	2,413,187

Total current assets	122,691,315	120,382,436

Property and equipment, net	2,696,344	2,046,942
Deferred income taxes, net	685,318	1,566,818
Other assets	286,527	188,303
Total Assets	$126,359,504	$124,184,499

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,431,232	$15,129,872
Accrued expenses	1,262,373	1,911,421
Contract liabilities	464,823	246,330
Current portion of long-term debt	2,435,559	2,009,000
Line of credit	27,538,685	22,838,685
Income tax payable	—	109,327

Total current liabilities	42,132,672	42,244,635

Long-term debt, net of current portion	5,667,915	7,019,468
Other liabilities	548,815	607,063

Total Liabilities	48,349,402	49,871,166

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, 8,953,137 and 8,864,319 shares, respectively, issued and outstanding	8,950	8,863
Additional paid-in capital	54,352,614	53,770,618
Retained earnings	23,648,538	20,548,652
Accumulated other comprehensive loss	—	(14,800)

Total Shareholders’ Equity	78,010,102	74,313,333

Total Liabilities and Shareholders’ Equity	$126,359,504	$124,184,499

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018 Restated	2017	2018 Restated	2017
	(Unaudited)		(Unaudited)

Revenue	$19,017,301	$20,706,460	$57,470,163	$57,471,112
Cost of revenue	15,146,080	15,794,024	44,964,256	44,337,414

Gross profit	3,871,221	4,912,436	12,505,907	13,133,698
Selling, general and administrative expenses	2,584,560	2,044,304	7,192,159	6,210,380

Income from operations	1,286,661	2,868,132	5,313,748	6,923,318
Interest expense	574,765	402,619	1,438,862	1,258,857
Income before provision for income taxes	711,896	2,465,513	3,874,886	5,664,461

Provision for income taxes	126,000	770,000	775,000	1,954,000

Net income	585,896	1,695,513	3,099,886	3,710,461

Other comprehensive income (loss), net of tax –Change in unrealized (gain) loss on interest rate swap	20,600	(2,300)	14,800	1,900

Comprehensive income	$606,496	$1,693,213	$3,114,686	$3,712,361

Income per common share – basic	$0.07	$0.19	$0.35	$0.42

Income per common share – diluted	$0.07	$0.19	$0.35	$0.42

Shares used in computing income per common share:
Basic	8,952,979	8,846,507	8,926,734	8,820,379
Diluted	8,977,075	8,872,810	8,951,640	8,841,397

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
	Common		Additional		Other	Total
	Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at January 1, 2017	8,739,836	$8,738	$52,824,950	$14,781,018	$(9,000)	$67,605,706
Net income	—	—	—	3,710,461	—	3,710,461
Change in unrealized loss from interest rate swap	—	—	—	—	1,900	1,900
Stock-based compensation expense	106,981	109	787,181	—	—	787,290

Balance at September 30, 2017	8,846,817	$8,847	$53,612,131	$18,491,479	$(7,100)	$72,105,357

Balance at January 1, 2018	8,864,319	$8,863	$53,770,618	$20,548,652	$(14,800)	$74,313,333
Net income, restated	—	—	—	3,099,886	—	3,099,886
Change in unrealized loss from interest rate swap	—	—	—	—	14,800	14,800
Common stock issued as employee compensation	5,130	5	45,908	—	—	45,913
Stock-based compensation expense	83,688	82	536,088	—	—	536,170

Balance at September 30, 2018, restated	8,953,137	$8,950	$54,352,614	$23,648,538	$—	$78,010,102

See Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,	2018 Restated	2017
Cash flows from operating activities:
Net income	$3,099,886	$3,710,461
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	521,255	459,261
Debt issuance costs	58,990	48,133
Deferred rent	(53,073)	(22,525)
Loss on disposal of fixed asset	—	21,010
Stock-based compensation	536,170	787,290
Common stock issued as employee compensation	45,913	—
Adjustment for maturity of interest rate swap	20,600	—
Bad debt expense	125,000	150,000
Deferred income taxes	881,500	1,802,128
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,109,365)	3,621,017
Increase in contract assets	(2,009,154)	(8,799,379)
Decrease (increase) in prepaid expenses and other assets	82,357	(299,317)
Decrease in accounts payable and accrued expenses	(5,347,688)	(888,218)
Increase (decrease) in contract liabilities	218,493	(798,882)
Decrease in other liabilities	(10,976)	—
Decrease in income taxes payable	(109,327)	—

Net cash used in operating activities	(3,049,419)	(209,021)

Cash flows used in investing activities:
Purchase of property and equipment	(521,499)	(240,916)
Proceeds from sale of fixed asset	—	42,480

	(521,499)	(198,436)
Net cash used in investing activities

Cash flows from financing activities:

Payments on long-term debt	(1,522,283)	(921,046)
Proceeds from line of credit	6,200,000	3,000,000
Payments on line of credit	(1,500,000)	(2,000,000)
Debt issue costs paid	(209,082)	—

Net cash provided by financing activities	2,968,635	78,954

Net decrease in cash	(602,283)	(328,503)
Cash at beginning of period	1,430,877	1,039,586

Cash at end of period	$828,594	$711,083

Supplemental disclosures of cash flow information:

Equipment acquired under capital lease	$649,158	$—

Noncash investing and financing activities:
Cash paid during the period for:
Interest	$1,601,144	$1,172,964
Income taxes	$—	$144,614

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	INTERIM FINANCIAL STATEMENTS

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

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

Restatement of Financial Statements

The Company determined that its previously issued financial statements as of and for the three and nine months ended September 30, 2018, as originally filed with the Securities and Exchange Commission on November 13, 2018, should no longer be relied upon due to an error in the financial statements that was identified by management.

The error occurred in the Company’s billing process and resulted in the overstatement of revenue for the three and nine months ended September 30, 2018. The identification of the error was made by management during the Company’s review of the billing process for the year ended December 31, 2018 in connection with the preparation of the Company’s 2018 financial statements. Management concluded that the error was limited to one instance and that the effect of correcting the error in the Company’s financial statements for the three and nine months ended September 30, 2018 is (i) a reduction of revenue and income before provision for income taxes of $927,257, (ii) a reduction of net income of $742,257 and (iii) a reduction of basic and fully diluted earnings per share of $0.08, for each such period. Additionally, as of September 30, 2018 there is (i) a reduction of contract assets of $927,257, (ii) an increase in deferred tax assets of $185,000 and (iii) a reduction of shareholders equity of $742,257.

Accordingly, the Company’s condensed statement of income and comprehensive income for the three and nine months ended September 30, 2018 and the Company’s condensed statement of shareholder’s equity for the nine months ended September 30, 2018 have been restated to record the effect of the error. The error did not have a material impact on the Company’s condensed balance sheet as of September 30, 2018 or the condensed statement of cash flows for the nine months ended September 30, 2018, although certain adjustments have been made to each of those statements to correspond to the adjustments made to the condensed statement of income and comprehensive income and condensed statement of shareholder’s equity.

On February 26, 2019, BankUnited, N.A., as Sole Arranger, Administrative Agent, Collateral Agent, and Lender, and Citizens Bank, N.A., as Lender, agreed to waive the Company’s non-compliance with the leverage ratio financial covenant and the EBITDA financial covenant of the BankUnited Facility as of September 30, 2018. The Company originally received a waiver for non-compliance on November 9, 2018 and as a result of the aforementioned restatement, the Company recalculated its covenants and determined that there was a change in the amounts and that a revised waiver would be required.

The following table summarizes the effects of the restatement resulting from the correction of this error.

	Nine Months Ended
	September 30, 2018
	Previously
	Reported	Adjustment	Restated
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME:
Revenue	$58,397,420	$927,257	$57,470,163
Gross profit	13,433,164	927,257	12,505,907
Net income	3,842,143	742,257	3,099,886
Comprehensive income	$3,856,943	$742,257	$3,114,686
Earnings per common share – basic	$0.43	$0.08	$0.35
Earnings per common share – diluted	$0.43	$0.08	$0.35

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY:
Net income	$3,842,143	$742,257	$3,099,886
Total shareholders’ equity	$78,752,359	$742,257	$78,010,102

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended September 30, 2018
	Previously Reported	Adjustment	Restated
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME:
Revenue	$19,944,558	$927,257	$19,017,301
Gross profit	4,798,478	927,257	3,871,221
Net income	1,328,153	742,257	585,896
Comprehensive income	$1,348,753	$742,257	$606,496
Earnings per common share – basic	$0.15	$0.08	$0.07
Earnings per common share – diluted	$0.15	$0.08	$0.07

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

Revenue recognized for the three and nine months ended September 30, 2018, that was included in the contract liabilities at January 1, 2018 and January 1, 2017 was $151,109 and $399,381, respectively.

The Company’s remaining performance obligations represents the transaction price of its long-term contracts for which work has not been performed. As of September 30, 2018, the aggregate amount of transaction price allocated to the remaining performance obligations was $77,440,322. The Company estimates that it expects to recognize approximately 31% of its remaining performance obligations in 2018 and 69% revenue in 2019.

In addition, the Company recognizes revenue for parts supplied for certain MRO contracts at a point in time following the transfer of control to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contract.

Revenue from long-term contracts transferred to customers over time and revenue from MRO contracts transferred at a point in time accounted for approximately 97% and 3%, respectively, for the nine months ended September 30, 2018.

Revenue by long-term contract type for the three and nine months ended September 30, 2018 (Restated) is as follows:

	For the Three Months Ended	For the Nine Months Ended
Government subcontracts	$9,516,799	$28,288,457
Commercial contracts	7,536,697	22,363,979
Prime government contracts	1,963,805	6,877,727
	$19,017,301	$57,470,163

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

During the nine months ended September30, 2018 and 2017, no stock options were granted or exercised.

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

6.        Contract assets and contract liabilities

Net Contract assets (liabilities) consist of the following:

	September 30, 2018 - Restated
	U.S.
	Government	Commercial	Total
Contract assets	$48,174,779	$64,992,926	$113,167,705
Contract liabilities	(422,666)	(42,157)	(464,823)
Net contract assets (liabilities)	$47,752,113	$64,950,769	$112,702,882

	December 31, 2017 (1)
	U.S.
	Government	Commercial	Total
Contract assets	$54,591,601	$56,566,950	$111,158,551
Contract liabilities	(224,339)	(21,991)	(246,330)
Net contract assets (liabilities)	$54,367,262	$56,544,959	$110,912,221

(1)	On January 1, 2018, as a result of the adoption of ASC 606, the Company reclassified costs and estimated earnings in excess of billings on uncompleted contracts to contract assets and billings in excess of costs and estimated earnings on uncompleted contracts to contract liabilities.

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

As of September 30, 2018, the Company was not in compliance with the leverage ratio financial covenant and the EBITDA financial covenant contained in the BankUnited Facility, as amended. The Bank has waived the provisions of these covenants as of September 30, 2018.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

10.       MAJOR CUSTOMERS

During the nine months ended September 30, 2018, the Company’s four largest commercial customers accounted for 25% 12%, 12% and 12% of revenue. During the nine months ended September 30, 2017, the Company’s four largest commercial customers accounted for 28%, 23%, 11% and 10% of revenue. In addition, during the nine months ended September 30, 2018 and 2017, 12% and 5% of revenue, respectively, was directly from the U.S. government.

At September 30, 2018, 37%, 14%, 13% and 12% of contract assets were from the Company’s four largest commercial customers. At December 31, 2017, 32%, 20%, 12% and 10% of contract assets were from the Company’s four largest commercial customers.

At September 30, 2018 and December 31, 2017, 7% and 4%, respectively, of contract assets were directly from the U.S. government.

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

BankUnited Facility

On February 26, 2019, BankUnited, N.A., as Sole Arranger, Administrative Agent, Collateral Agent, and Lender, and Citizens Bank, N.A., as Lender, agreed to waive the Company’s non-compliance with the leverage ratio financial covenant and the EBITDA financial covenant of the BankUnited Facility as of September 30, 2018. The Company originally received a waiver for non-compliance on November 9, 2018 and as a result of the aforementioned restatement, the Company recalculated its covenants and determined that there was a change in the amounts and that a revised waiver would be required.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Condensed Financial Statements and notes thereto contained in this report.

The Company determined that it’s previously issued financial statements as of and for the three and nine months ended September 30, 2018 included in its Original Form 10-Q should no longer be relied upon due to an error in the financial statements that was identified by management.

The error occurred in the Company’s billing process and resulted in the overstatement of revenue for the three and nine months ended September 30, 2018. The identification of the error was made by management during the Company’s review of the billing process for the year ended December 31, 2018 in connection with the preparation of the Company’s 2018 financial statements. Management concluded that the error was limited to one instance and that the effect of correcting the error in the Company’s financial statements for the three and nine months ended September 30, 2018 is (i) a reduction of revenue and income before provision for income taxes of $927,257, (ii) a reduction of net income of $742,257 and (iii) a reduction of fully diluted earnings per share of $0.08 for each such period. Accordingly, the related amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations have also been restated.

Forward Looking Statements

When used in this Form 10-Q/A and in future filings by us with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017 and Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q/A. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

Revenue for the three months ended September 30, 2018 was $19,017,301 compared to $20,706,460 for the same period last year, a decrease of $1,689,159 or 8.2%. This decrease is predominantly the result of the wind-down of our current Northrop Grumman E-2D multi-year program as we begin transitioning to a new multi-year contract, partially offset by increased revenue from our prime contract direct with the U.S. Government for T-38 kits.

Revenue for the nine months ended September 30, 2018 was $57,470,163 compared to $57,471,112 for the same period last year, a decrease of $949. This decrease is predominantly the result of a normal cyclical decrease in revenue on the Company’s E-2D programs for both domestic and foreign sales, offset by the ramping up of the next generation jammer pod program and the production of T-38 kits.

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

Revenue from direct military was $1,963,805 for the three months ended September 30, 2018 compared to $2,567,947 for the three months ended September 30, 2017, an decrease of $604,142. The decrease in revenue is primarily driven by a decrease in revenue from F-16.

Revenue from direct military was $6,877,727 for the nine months ended September 30, 2018 compared to $2,973,927 for the nine months ended September 30, 2017, an increase of $3,903,800. The increase in revenue is primarily driven by an increase in revenue from T-38 kits.

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

Gross Profit

Gross profit for the nine months ended September 30, 2018 was $12,505,907 compared to $13,133,698 for the nine months ended September 30, 2017, an decrease of $627,791 or 4.8%, predominately the result of lower margin work on the T-38 program and the Raytheon pod, which are still in the early stage of production.

Gross profit for the three months ended September 30, 2018 was $3,871,221 compared to $4,912,436 for the three months ended September 30, 2017, a decrease of $1,041,215 or 21.2%, predominately the result of lower volume, as well as lower margin on early stage programs.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended September 30, 2018 was $711,896 compared to $2,465,513 for the same period last year, a decrease of $1,753,620 or 71.1%, predominately the result of lower gross profit, as described above and higher selling, general and administrative expenses. Income before provision for income taxes for the nine months ended September 30, 2018 was $3,874,886 compared to $5,664,461 for the same period last year, a decrease of $1,789,575 or 31.6%, predominately the result of lower gross profit and higher selling, general and administrative expenses.

Provision for Income Taxes

Provision for income taxes was $126,000 and $775,000 for the three and nine months ended September 30, 2018, respectively, compared to provision for income taxes of $770,000 and $1,954,000 for the three and nine months ended September 30, 2017 respectively. The effective tax rate at September 30, 2018 and 2017 was 20% and 35%, respectively.

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

Net Income

Net income for the three months ended September 30, 2018 was $585,896 or $0.07 per basic share, compared to $1,695,513 or $0.19 per basic share, for the same period last year. Net income for the nine months ended September 30, 2018 was $3,099,886 or $0.35 per basic share, compared to $3,710,461 or $0.42 per basic share, for the same period last year. Diluted income per share was $0.07 for the three months ended September 30, 2018 calculated utilizing 8,977,075 weighted average shares outstanding. Diluted income per share was $0.35 for the nine months ended September 30, 2018 calculated utilizing 8,951,640 weighted average shares outstanding. Diluted income per share was $0.19 for the three months ended September 30, 2017 calculated utilizing 8,872,810 weighted average shares outstanding. Diluted income per share for the nine months ended September 30, 2017 was $0.42, calculated utilizing 8,841,397 average shares outstanding as adjusted for the dilutive effect of outstanding stock options and RSUs.

Liquidity and Capital Resources

General

At September 30, 2018, we had working capital of $80,558,643 compared to $78,137,801 at December 31, 2017, an increase of $2,420,842 or 3.1%.

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

Our contract assets increased by approximately $2.0 million during the nine months ended September 30, 2018.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2018, the Company was not in compliance with the leverage ratio financial covenant and the EBITDA financial covenant contained in the BankUnited Facility, as amended. On February 26, 2019, BankUnited, N.A., as Sole Arranger, Administrative Agent, Collateral Agent, and Lender, and Citizens Bank, N.A., as Lender, agreed to waive the Company’s non-compliance with the leverage ratio financial covenant and the EBITDA financial covenant of the BankUnited Facility as of September 30, 2018. The Company originally received a waiver for non-compliance on November 9, 2018 and as a result of the aforementioned restatement, the Company recalculated its covenants and determined that there was a change in the amounts and that a revised waiver would be required.

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

In connection with the filing of the Company’s Original Form 10-Q as of and for the three and nine months ended, September 30, 2018, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of September 30, 2018.

Subsequent to that evaluation, in connection with the restatement of the Company’s financial statements as of and for the three and nine months ended September 30, 2018, discussed in Note 1 to the condensed financial statements included in this Form 10-Q/A, the Chief Executive Officer and Chief Financial Officer reevaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018, and determined that a material weakness existed in the Company’s internal control over financial reporting. The Chief Executive Officer and Chief Financial Officer have identified the following material weakness in the Company’s internal control over financial reporting: (i) that the review control procedures failed to identify, in a timely manner, the miscoding of an invoice in the Company’s records and the resulting overstatement of revenue. Because the foregoing material weakness in the Company’s internal control over financial reporting had not been remediated by or before the filing of the Original Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2018.

Exchange Act Rules 13a-15(e) and 15d-15(e) define “disclosure controls and procedures” to mean controls and procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

The Company has reviewed its financial closing process and has identified the corrective action to remediate the control failure that was the cause of this error and expects to implement this control as well as certain other procedures in the first quarter of 2019. The Company believes that the corrective action and implementation of the new control procedures will provide reasonable assurance that this type of error will not occur in the future.

Part II: Other Information

Item 1 – Legal Proceedings

Reference is made to the section titled “Legal Proceedings” in Note 11_to our unaudited financial statements included in this quarterly report for a discussion of current legal proceedings, which discussion is incorporated herein by reference.

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

CPI AEROSTRUCTURES, INC.

Dated: February 27, 2019	By.	/s/ Douglas J. McCrosson
Douglas J. McCrosson
Chief Executive Officer and President

Dated: February 27, 2019	By.	/s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer (Principal Accounting Officer)