Form 10-K
period 2018-12-31
CPI AEROSTRUCTURES INC
filed 2019-04-01
CIK 889348

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

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

Yes  ☐     No  ☒

As of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on the NYSE American of $10.50) held by non-affiliates of the registrant was $82,667,519.

As of March 28, 2019, the registrant had 11,734,326 common shares, $.001 par value, outstanding.

Documents Incorporated by Reference:

Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

FORM 10-K ANNUAL REPORT

PART I

Item 1. BUSINESS

General

CPI Aerostructures, Inc. (“CPI Aero®”, the “Company”, “us” or “we”) is a United States (“U.S.”) supplier of aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets. We are a manufacturer of structural aircraft parts and aerosystems. Additionally, we leverage our global supply chain skills to assist our customers in managing a diverse worldwide supplier market by providing “one stop shopping” for an assortment of aerospace parts. Within the global aerostructures supply chain, we are either a Tier 1 supplier to aircraft original equipment manufacturers (“OEMs”) or a Tier 2 subcontractor to major Tier 1 manufacturers. We also are a prime contractor to the U.S. Department of Defense, primarily the United States Air Force (“USAF”). In addition to our assembly operations, we provide engineering, program management, supply chain management, and maintenance, repair and overhaul (“MRO”) services.

We are a subcontractor for leading defense prime contractors such as Northrop Grumman Corporation (“NGC”), Lockheed Martin Corporation (“Lockheed”), Sikorsky Aircraft Corporation, a Lockheed company (“Sikorsky”), Bell Helicopter Textron, Inc. (“Bell”), Raytheon and Collins Aerospace (“Collins”). 52% and 56% of our revenue in 2018 and 2017, respectively, was generated by subcontracts with defense prime contractors.

Among the key programs for which CPI Aero provides key structural components, assemblies, or aerospace systems are the NGC E-2D Advanced Hawkeye surveillance aircraft, the Lockheed F-35 joint strike fighter, the Sikorsky UH-60M BLACK HAWK® helicopter, the Collins DB-110 reconnaissance system, the Raytheon Company (“Raytheon”) Next Generation Jammer Mid-Band electronic warfare system, the Collins TacSAR pod, the Bell AH-1Z Viper attack helicopter, the Sikorsky MH-53E mine countermeasure helicopter and Sikorsky CH-148 variant helicopter, and the F-16 Falcon and T-38C trainer aircraft for the U.S. government. Key civilian aircraft programs include the Gulfstream Aerospace Corporation (“Gulfstream”) G650, the Honda Aircraft Company, Inc. (“Honda”) HondaJet and HondaJet Elite business jets, the Embraer S.A. (“Embraer”) Phenom 300 light business jet, the Embraer E175-E2 regional airliner, and the Sikorsky S-92® helicopter.

We also operate as a subcontractor to prime commercial contractors, including Sikorsky, Honda, Embraer and The Triumph Group (“Triumph”), in the production of commercial aircraft parts. 37% and 36% of our revenue in 2018 and 2017, respectively, was generated by commercial contract sales.

CPI Aero has over 38 years of experience as a contractor. Most members of our management team have held management positions at large aerospace contractors, including NGC and GKN Aerospace (“GKN”). Our technical team possesses extensive technical expertise and program management and integration capabilities. Our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products.

CPI Aero acquired Welding Metallurgy, Inc. including its wholly owned subsidiary Compac Development Corp. (“Compac”) (together referred to as “WMI”) on December 20, 2018. This acquisition is referred to throughout this document as the “WMI Acquisition”. WMI has provided specialty welding services and metal fabrications to the defense and commercial aerospace industry since 1979. Its customers include GKN Corporation, Sikorsky, Lockheed, Boeing and NGC. Additionally, WMI specializes in electromechanical systems, harness and cable assemblies, electronic equipment and printed circuit boards. Compac specializes in the manufacture of RFI/EMI (Radio Frequency Interference Electro - Magnetic Interference) shielded enclosures for electronic components.

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

Significant Contracts

Some of our significant contracts are as follows:

Military Aircraft - Subcontracts with Prime Contractors

NGC E-2D “Advanced Hawkeye” The NGC E-2 is an all-weather, carrier-based tactical airborne early warning aircraft. The twin turboprop aircraft was designed and developed in the 1950s by the Grumman Aircraft Company for the U.S. Navy as a replacement for the E-1 Tracer. The U.S. Navy aircraft has been progressively updated with the latest variant, the NGC E-2D, first flying in 2007. In 2008, we received an initial $7.9 million order from NGC to provide structural kits used in the production of Outer Wing Panels (“OWP”) for the NGC E-2D. We initially valued the long-term agreement at approximately $98 million over an eight-year period, with the potential to be in excess of $195 million over the life of the aircraft program. In November 2014, we received a second multi-year contract worth approximately $86.1 million through 2021 from NGC for OWP kits for use in the manufacture of complete wings for the NGC E-2D and the NGC C-2A Greyhound aircraft. The cumulative orders we have received on this program through January 2019 exceed $150 million.

In addition, we announced in January 2016 that we won an award to supply structural components and kits for the OWP on the NGC E-2D that will be manufactured for Japan. We will be responsible for component source selection, supply chain management, delivery of kits, and will provide manufacturing engineering services to NGC during the integration of the components into the OWP. The contract from NGC is valued at between $25 million and $30 million through 2019, depending on the number of aircraft ordered by Japan. To date, we have received orders totaling $10.4 million.

Sikorsky UH-60 “BLACK HAWK®” The Sikorsky UH-60 helicopter is the leader in multi-mission-type aircraft. Among the mission configurations it serves are troop transport, medical evacuation, electronic warfare, attack, assault support, and special operations. More than 3,000 Sikorsky UH-60 helicopters are in use today, operating in 29 countries. We have been producing gunner window and fuel panel assemblies for Sikorsky since 2010, and have long-term agreements from Sikorsky to manufacture gunner window assemblies, fuel panel assemblies, and perform MRO services on stabilators for the Sikorsky UH-60 helicopter through 2022.

In 2017, we signed long-term supply agreements with Sikorsky to manufacture fuel panel and gunner window assemblies for the Sikorsky UH-60M helicopter, valued at up to approximately $21 million and $8.2 million for a period of five years, respectively. In September 2018, the Company received a series of purchase orders from Sikorsky totaling more than $8 million for the manufacture of Hover Infra Red Suppression Systems (“HIRSS”) in support of older model BLACK HAWK® helicopters.

Bell / Textron AH-1Z “Viper” Attack Helicopter The Bell AH-1Z is a twin-engine attack helicopter used by the U.S. Marine Corps, which began full-rate production in December 2010. In January 2017, we received an indefinite-delivery / indefinite-quantity (“IDIQ”) contract from Bell for the manufacture of engine cowl and support assemblies, with a potential value of $14.8 million. In March 2018, we received an amendment to the IDIQ contract which extended the period of performance by one year and is valued at $3.8 million. This increased the total potential value of the IDIQ contract to $18.6 million through 2021.

Sikorsky MH-53E “Sea Dragon” The Sikorsky MH-53E is the U.S. Navy’s primary airborne mine countermeasures aircraft. In May 2017, we received a contract from Sikorsky to provide MRO services for an initial quantity of 15 tow hook assemblies through 2022, with a potential value of $1 million, depending on the level of repair that is required. We have previously manufactured new tow hook assemblies under a spares contract awarded by Sikorsky in 2010.

Raytheon Next Generation Jammer Mid-Band (“NGJ”) The Raytheon NGJ is an external jamming pod that will disrupt and degrade enemy aircraft and ground radar and communication systems and will replace the ALQ-99 system on the U.S. Navy’s EA-6B Growler carrier-based electronic warfare aircraft. Raytheon received a $1 billion sole source contract from the U.S. Navy in April 2016 for the engineering and manufacturing development (“EMD”) phase. CPI Aero has contracts with Raytheon valued at more than $19 million to assemble the NGJ pod structural housing and air management systems required during the EMD phase. After a successful development program, the U.S. Navy plans to install Raytheon NGJ pods on 138 EA-18G Growlers during the Raytheon NGJ pod production phase. There are two pods per aircraft. We estimate that the total value to CPI Aero of the production phase could be in excess of an additional $150 million through 2030.

Collins DB-110 “Reconnaissance Pod” CPI Aero has a contract with Collins to manufacture pod structures for the DB-110 reconnaissance system, which is used primarily on exported F-16 aircraft.

Collins “TacSAR” Pod The Collins TacSAR pod is a long-range synthetic aperture radar system designed for overland and maritime reconnaissance and surveillance, and is being developed by Collins with Selex ES, now Leonardo, S.p.A. Collins awarded CPI Aero a sole-source one-year development contract valued at under $1 million, to begin engineering and design support in 2017. CPI Aero expects to receive an initial production order in early 2019. The work being performed by CPI Aero is similar to work performed by CPI Aero during the pre-production phase of the DB-110. The TacSAR pod system complements the DB-110 to provide all-weather reconnaissance and surveillance and will contain some structural components common to the DB-110.

Lockheed F-35 “Lightning II” The Lockheed F-35 Lightning II, also known as the Joint Strike Fighter, is a family of single-seat, single-engine, all-weather stealth multirole fighters designed to perform ground attack, aerial reconnaissance, and air defense missions. The DoD plans to acquire over 2,400 F-35’s by 2034 and 11 other countries also have plans to acquire the aircraft. We are a Tier 1 supplier to Lockheed and manufacture four different door lock assemblies for the F-35. In 2015, CPI Aero was awarded a multi-year contract to supply lock assemblies for the arresting gear door on the F-35A Conventional Takeoff and Landing variant aircraft, estimated at up to $10.6 million through 2021. We made our first delivery under the contract in May 2017. In November 2017, we announced an additional $15.8 million multi-year contract to manufacture canopy actuation drive shaft assemblies through 2022 for the F-35A, F-35B, and F-35C aircraft.

Sikorsky CH-148 “Cyclone” The Sikorsky CH-148, a military variant of the Sikorsky S-92®, is a twin-engine, multi-role shipboard helicopter being manufactured by Sikorsky for the Royal Canadian Air Force (“RCAF”). The Sikorsky CH-148 is to be operated by the RCAF and will conduct anti-submarine warfare, surveillance, and search and rescue missions from Royal Canadian Navy warships. In 2016, Sikorsky awarded CPI Aero purchase orders valued at approximately $6.5 million to manufacture the weapon pylons. CPI Aero will produce weapon pylons for 28 aircraft with deliveries through 2018.

Commercial Aircraft - Subcontracts with Prime Contractors

Gulfstream G650 In March 2008, Spirit Aerosystems, Inc. (“Spirit”) awarded us a contract to provide leading edges for the Gulfstream G650 business jet, a commercial program that Spirit was supporting. In December 2014, Spirit transferred its work-scope on this program to Triumph. We continue to provide leading edges for the Gulfstream G650 as our purchase orders and long-term agreement have been transferred to Triumph.

HondaJet Elite In July 2018, we received a long-term agreement from Honda to manufacture the noise attenuating engine inlet for its recently debuted HondaJet Elite business jet. CPI Aero has manufactured engine inlet assemblies for the original HondaJet aircraft since 2011. We have received approximately $36.5 million in orders on this program through December 2018. We estimate the potential value of this program to be approximately $70 million.

Sikorsky S-92® Helicopter The Sikorsky S-92® performs search and rescue missions, heads of state missions, and a variety of transport missions for offshore oil and gas crews, utility, and airline passengers. Sikorsky has delivered more than 275 Sikorsky S-92® helicopters since 2004. In June 2017, CPI Aero announced a follow-on contract with Sikorsky to provide 15 different deliverable items for the Sikorsky S-92®, including door assemblies, cover assemblies, and various installation kits used by Sikorsky to complete the final assembly of the Sikorsky S-92®.

Embraer Phenom 300 In May 2012, Embraer awarded us a contract to manufacture engine inlets for the Embraer Phenom 300. We have received approximately $34 million in orders on this program through June 2018. We estimate the potential value of the program to be in excess of $40 million.

Embraer E175-E2 The E-Jet E2 family of aircraft was launched by Embraer in 2013 and included three new airplanes, the E175-E2, the E190-E2, and the E195-E2. We were selected by Embraer to supply various structural components used in the manufacture of engine pylon fairings for the Embraer E175-E2 aircraft, valued at approximately $16 million. The Embraer E175-E2 is scheduled for entry into service in 2021.

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

Approximately $4.3 million and $3.1 million of our revenue for the years ended December 31, 2018 and 2017, respectively, was from customers outside the U.S. All other revenue for each of the years ended December 31, 2018 and 2017 has been attributable to customers within the U.S. We have no assets outside the U.S. Government-based contracts that are subject to national defense budget and procurement funding decisions which, accordingly, drives demand for our business in that market. Government spending and budgeting for procurement, operations and maintenance are affected not only by military action, but also by the related fiscal consequences of these actions, as well as the political process.

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues on the basis of cost-to-cost input method accounting, and including estimates of future contract price escalation. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our total backlog as of December 31, 2018 and 2017 was as follows:

Backlog (Total)	December 31, 2018	December 31, 2017
Funded	$94,474,000	$71,059,000
Unfunded	362,906,000	317,667,000
Total	$457,380,000	$388,726,000

Approximately 80% of the total amount of our backlog at December 31, 2018 was attributable to government contracts. Our backlog attributable to government contracts at December 31, 2018 and 2017 was as follows:

Backlog (Government)	December 31, 2018	December 31, 2017
Funded	$80,812,000	$58,919,000
Unfunded	305,582,000	242,367,000
Total	$386,394,000	$301,286,000

Our backlog attributable to commercial contracts at December 31, 2018 and 2017 was as follows:

Backlog (Commercial)	December 31, 2018	December 31, 2017
Funded	$13,662,000	$12,140,000
Unfunded	57,324,000	75,300,000
Total	$70,986,000	$87,440,000

Our unfunded backlog is primarily comprised of the long-term contracts that we received from Spirit and NGC during 2008, Honda and Bell during 2011, Cessna, Sikorsky and Embraer during 2012 and Raytheon during 2016. These long-term contracts are expected to have yearly orders which will be funded in the future.

Approximately 81% of the funded backlog at December 31, 2018 is expected to be recognized as revenue during 2019.

Material and Parts

We subcontract production of substantially all parts incorporated into our products to third-party manufacturers under firm fixed price orders. Our decision to purchase certain components generally is based upon whether the components are available to meet required specifications at a cost and with a delivery schedule consistent with customer requirements. From time to time, we are required to purchase custom made parts from sole suppliers and manufacturers in order to meet specific customer requirements.

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

Insurance

We maintain a $2 million general liability insurance policy, a $100 million products liability insurance policy and a $5 million umbrella liability insurance policy. Additionally, we maintain a $10 million director and officers’ insurance policy. We believe this coverage is adequate for the types of products presently marketed because of the strict inspection standards imposed on us by our customers before they take possession of our products. Additionally, the FAR generally provides that we will not be held liable for any loss of or damage to property of the U.S. Government that occurs after the U.S. Government accepts delivery of our products and that results from any defects or deficiencies in our products unless the liability results from willful misconduct or lack of good faith on the part of our managerial personnel.

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

Employees

As of March 28, 2019, we had 281 full-time employees. We employ temporary personnel with specialized disciplines on an as-needed basis. None of our employees are members of a union. We believe that our relations with our employees are good.

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

We are a supplier, either directly or as a subcontractor, to the U.S. Government and its agencies. Government subcontracts accounted for 52% of our revenue in 2018 and 57% of our revenue in 2017. In addition, 11% percent of revenue for 2018 and 8% of revenue for 2017 was derived from prime government contract sales. We depend on government contracts for a significant portion of our business. If we are suspended or barred from contracting with the U.S. Government, if our reputation or relationship with individual federal agencies were impaired, or if the U.S. Government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially adversely affected.

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

If we fail to comply with government procurement laws and regulations, we could lose business and be liable for various penalties or sanctions.

We must comply with laws and regulations relating to the formation, administration, and performance of U.S. government contracts. These laws and regulations include the Federal Acquisition Regulations, Defense Federal Acquisition Regulations, the Truth in Negotiations Act, Cost Accounting Standards, and laws, regulations, and orders restricting the use and dissemination of classified information under the U.S. export control laws and the export of certain products and technical information and safeguarding of contractor information systems. Certain government contracts provide audit rights by government agencies, including with respect to performance, costs, business systems, internal controls and compliance with applicable laws and regulations. In complying with these laws and regulations, we may incur significant costs, and non-compliance may result in the imposition of fines and penalties, including contractual damages. If we fail to comply with these laws and regulations or if a government audit, review, or investigation uncovers improper or illegal activities, we may be subject to civil penalties, criminal penalties, or administrative sanctions, including suspension or debarment from contracting with the U.S. government. Our reputation could suffer harm if allegations of impropriety were made or found against us, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

We are subject to U.S. government inquiries and investigations, including periodic audits of costs that we determine are reimbursable under U.S. government contracts.

U.S. government agencies, including the Defense Contract Audit Agency and the Defense Contract Management Agency, routinely audit government contractors. These agencies review our performance under contracts, cost structure and compliance with applicable laws, regulations, and standards, as well as the adequacy of and our compliance with our internal control systems and policies. Any costs found to be misclassified or inaccurately allocated to a specific contract will be deemed non-reimbursable, and to the extent already reimbursed, must be refunded. Any inadequacies in our systems and policies could result in withholds on billed receivables, penalties and reduced future business. Furthermore, if any audit, inquiry or investigation uncovers improper or illegal activities, we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with the U.S. government. We also could suffer reputational harm if allegations of impropriety were made against us, even if such allegations are later determined to be false.

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

We may be subject to fines and disqualification for non-compliance with Federal Aviation Administration (“FAA”) regulations.

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

We primarily recognize revenue from our contracts over the contractual period pursuant to Accounting Standards Codification Topic 606 (“ASC 606”). Pursuant to ASC 606 revenue and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded on our consolidated balance sheet as an asset captioned “Contract assets.” Contracts where billings to date have exceeded recognized revenues are recorded on our balance sheet as a liability captioned “Contract liabilities.” Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in the consolidated financial statements in the period the change becomes known. ASC 606 requires the use of considerable estimates in determining revenues and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by us during any reporting period. We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of ASC 606; however, there is no assurance that our estimates will be accurate. If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods. Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to pay for costs until the reported earnings materialize to actual cash receipts.

If the contracts associated with our backlog were terminated, our financial condition would be adversely affected.

The maximum contract value specified under each contract that we enter into is not necessarily indicative of the revenues that we will realize under that contract. Because we may not receive the full amount we expect under a contract, we may not accurately estimate our backlog because the earnings of revenues on programs included in backlog may never occur or may change. Cancellations of pending contracts or terminations or reductions of contracts in progress could have a material adverse effect on our business, prospects, financial condition or results of operations. As of December 31, 2018, our backlog was approximately $457.4 million, of which 20.7% was funded and 79.3% was unfunded.

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

Our management determined that as of December 31, 2018, our internal control over financial reporting was not effective based on criteria created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) set forth in Internal Control – Integrated Framework (2013).

Because of the material weakness identified in our internal control over financial reporting, our management was unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we therefore implemented measures in 2019 and remediated the material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. If we identify material weaknesses, such remedial measures could be expensive and time consuming and could potentially cause investors to lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation. For more information see, “Management’s Annual Report on Internal Control over Financial Reporting”.

On February 7, 2019, the audit committee of the Company’s board of directors determined based on the recommendation of management in consultation with CohnReznick LLP, the Company’s independent registered public accounting firm, that our previously issued financial statements as of and for the three and nine months ended September 30, 2018 should no longer be relied upon, due to an error that occurred in the Company’s billing process and resulted in the overstatement of revenue for the three and nine months ended September 30, 2018. As a result, we amended and restated our financial statements as of and for the three and nine months ended September 30, 2018.

We incur risk associated with new programs

New programs with new technologies typically carry risks associated with design changes, development of new production tools, increased capital and funding commitments, ability to meet customer specifications, delivery schedules and unique contractual requirements, supplier performance, ability of the customer to meet its contractual obligations to us, and our ability to accurately estimate costs associated with such programs. In addition, any new program may not generate sufficient demand or may experience technological problems or significant delays in the regulatory or other certification or manufacturing and delivery schedule. If we were unable to perform our obligations under new programs to the customer’s satisfaction, if we were unable to manufacture products at our estimated costs, or if a new program in which we had made a significant investment was terminated or experienced weak demand, delays or technological problems, then our business, financial condition and results of operations could be materially adversely affected. This risk includes the potential for default, quality problems, or inability to meet specifications, as well as our inability to negotiate final pricing for program changes, and could result in low margin or forward loss contracts, and the risk of having to write-off contract assets if it were deemed to be unrecoverable over the life of the program. In addition, beginning new work on existing programs also carries risk associated with the transfer of technology, knowledge and tooling.

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

The Company may evaluate potential acquisitions or joint ventures that align with our strategic objectives. The success of such activity depends, in part, upon our ability to identify suitable sellers or business partners, perform effective assessments prior to contract execution, negotiate contract terms, and, if applicable, obtain customer and government approval. These activities may present certain financial, managerial, staffing and talent, and operational risks, including diversion of management’s attention from existing core businesses, difficulties integrating or separating businesses from existing operations, and challenges presented by acquisitions or joint ventures which may not achieve sales levels and profitability that justify the investments made. If the acquisitions or joint ventures are not successfully implemented or completed, there could be a negative impact on our financial condition, results of operations and cash flows.

Risks related to our common stock

We may issue additional shares of capital stock in the future, which would increase the number of shares eligible for future resale in the public market and may result in dilution to our shareholders.

As of December 31, 2018, we had 41,772 shares of common stock subject to outstanding common stock purchase options. In addition, we are not restricted from issuing additional shares of our common stock or securities convertible into or exchangeable for our common stock. Because we may need to raise additional capital in the future to continue to expand our business, among other things, we may conduct additional equity offerings. To the extent our common stock purchase options are exercised or we conduct additional equity offerings, additional shares of our common stock will be issued, which will increase the number of shares eligible for resale in the public market and may result in dilution to our shareholders. Sales of substantial numbers of such shares in the public market could adversely affect the market price of such shares.

We have never declared or paid cash dividends on our capital stock and we do not anticipate paying cash dividends in the foreseeable future.

Our business requires significant funding. We currently plan to invest all available funds and future earnings in the development and growth of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, under the terms of our credit agreement with BankUnited, N.A. and other lenders, we are restricted from paying cash dividends. As a result, capital appreciation, if any, of our common stock will be our shareholders’ sole source of potential gain for the foreseeable future.

We are able to issue shares of preferred stock with greater rights than our common stock.

Our certificate of incorporation authorizes our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from our shareholders. Any preferred stock that is issued may rank ahead of our common stock in terms of dividends, liquidation rights or voting rights. If we issue preferred stock, it may adversely affect the market price of our common stock.

Anti-takeover provisions in our organizational documents and in New York law could delay a change in management and negatively impact our share price or otherwise make a change in our management more difficult.

Certain provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us even if such a change in control would increase the value of our common stock and could prevent or hinder attempts by our shareholders to replace or remove our current board of directors or management.

We have a number of provisions in place that will hinder takeover attempts and could reduce the market value of our common stock or prevent sale at a premium. These provisions include:

●	the authorization of undesignated preferred stock, which makes it possible for the board of directors to issue preferred stock with voting or other rights or preferences in a manner that could delay or prevent a transaction or a change in control;
●	a provision providing that shareholders may act by written consent without a meeting only if such written consent is signed by all shareholders;
●	a provision that specifies that special meetings of our shareholders may be called only by our board of directors or our chairman of the board, if one has been elected, or our president;
●	the division of our board of directors into three classes, only one of which is elected annually; and
●	advance notice requirements by shareholders for director nominations and actions to be taken at annual meetings.

In addition, because we are incorporated in New York, we are governed by the provisions of Section 912 of the New York Business Corporation Law, which generally prohibits a New York corporation from engaging in any of a broad range of business combinations with an “interested” shareholder for a period of five years following the date on which the shareholder became an “interested” shareholder.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

CPI Aero’s executive offices and production facilities are situated in an approximately 171,000 square foot building located at 91 Heartland Blvd., Edgewood, New York 11717. CPI Aero occupies this facility under a ten-year lease that commenced in June 2011. The current monthly base rent is $143,396, including real estate taxes.

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE American under the symbol CVU.

On March 25, 2019, the closing sale price for our common stock on the NYSE American was $6.60. On March 25, 2019, there were 181 holders of record of our common stock and, we believe, over 2,200 beneficial owners of our common stock.

Dividend Policy

To date, we have not paid any dividends on our common shares. Any payment of dividends in the future is within the discretion of our board of directors (subject to the limitation on dividends contained in the Bank United Credit Facility, as described more fully in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations) and will depend on our earnings, if any, our capital requirements and financial condition and other relevant factors. Our board of directors does not intend to declare any cash or other dividends in the foreseeable future, but intends instead to retain earnings, if any, for use in our business operations.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There have been no sales of unregistered equity securities for the three months ended December 31, 2018. There have been no repurchases of our outstanding common stock during the three months ended December 31, 2018.

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

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

You should read the financial information set forth below in conjunction with our consolidated financial statements and notes thereto.

Certain Transactions

The following transactions occurred during the periods covered by this Management’s Discussion and Analysis of Financial Condition and Results of Operations:

On March 21, 2018, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Air Industries Group (“Air Industries”), pursuant to which the Company purchased from Air Industries all of the shares (the “Shares”) of Welding Metallurgy, Inc. (“WMI”), a wholly owned subsidiary of Air Industries (the “Acquisition”). WMI is engaged in the manufacture of complex components and assemblies for the defense and commercial aircraft industries.

On December 20, 2018, CPI Aero completed the acquisition of WMI for a total purchase price of approximately $7.9 million subject to working capital adjustments. The Company’s operating results include the operating results of WMI from the date of acquisition, which were not material to the consolidated results of operations.

On October 19, 2018, the Company completed an underwritten public offering of 2,760,000 shares of its common stock, including 360,000 shares pursuant to the underwriters’ full exercise of their over-allotment option, at a public offering price of $6.25 per share. The Company’s net proceeds from the offering, after deducting underwriting discounts, commissions, and other offering expenses, were approximately $16.1 million. The Company used a portion of the proceeds of the offering for the acquisition of WMI. Additionally, the Company used the balance of the net proceeds for general corporate purposes, which included working capital, capital expenditures and debt repayment.

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

Critical Accounting Policies

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606 “Revenue from Contracts with Customers” (“ASC 606”) using the modified retrospective method for all of its contracts. ASC 606 requires sales and gross profit to be recognized over the contract period as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned “Contract assets.” Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned “Contract liabilities.” Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period the change becomes known. ASC 606 involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and tax purposes) as reported and actual cash received during any reporting period. The Company continually evaluates all of the issues related to the assumptions, risks and uncertainties inherent with the process; however, it cannot be assured that estimates will be accurate. If estimates are not accurate or a contract is terminated, the Company is required to adjust revenue in later periods. Furthermore, even if estimates are accurate, there may be a shortfall in cash flow and the Company may need to borrow money, or seek access to other forms of liquidity, to fund its work in process or to pay taxes until the reported earnings materialize as actual cash receipts.

When changes are required for the estimated total revenue on a contract, these changes are recognized with an inception-to-date effect in the current period. Also, when estimates of total costs to be incurred exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

Following the adoption of ASC 606, the Company’s revenue recognition for all of its contracts remained materially consistent with historical practice and there was no impact in the year ended December 31, 2018 consolidated financial statements upon adoption.

In compliance with ASC 606, costs and estimated earnings in excess of billings on uncompleted contracts, on the December 31, 2017 balance sheet, have been reclassified to contract assets. Additionally, billings in excess of costs and estimated earnings on uncompleted contracts and contract losses, on the December 31, 2017 balance sheet, have been combined and reclassified to contract liabilities.

Results of Operations

The following discussion provides an analysis of our results of operations and should be read in conjunction with the accompanying consolidated financial statements and notes thereto. This discussion excludes the results of operations of WMI from its acquisition date of December 20, 2018 through December 31, 2018 as the impact was not material on the consolidated results.

Year Ended December 31, 2018 as Compared to the Year Ended December 31, 2017

Revenue. Revenue for the year ended December 31, 2018 was $83,929,270 compared to $81,283,148 for the year ended December 31, 2017, representing an increase of $2,646,122.

Overall, revenue generated from prime government contracts for the year ended December 31, 2018 was $9,216,671 compared to $6,647,248 for the year ended December 31, 2017, an increase of $2,569,422. This increase is a result of revenue recognized on the T-38C Pacer Classic III aircraft structural modification program, as this program has transitioned from the start-up stage to the delivery stage.

Revenue generated from government subcontracts for the year ended December 31, 2018 was $43,440,742 compared to $45,080,617 for the year ended December 31, 2017, a decrease of $1,639,875. This decrease is the result of the E-2D program as this program transitions towards the end of deliveries on the most recent multiyear order.

Revenue generated from commercial contracts was $31,271,857 for the year ended December 31, 2018 compared to $29,555,283 for the year ended December 31, 2017, an increase of $1,716,574. This increase is predominately the result of a $1.2 million increase in the Company’s Embraer program, as this program has entered into a regular monthly delivery schedule.

Cost of sales. Cost of sales for the years ended December 31, 2018 and 2017 was $65,765,007 and $62,637,232, respectively, an increase of $3,127,775 or 5.0%.

The components of cost of sales were as follows:

	Years ended
	December 31, 2018	December 31, 2017

Procurement	$44,033,170	$41,286,646
Labor	6,251,997	6,745,038
Factory overhead	15,569,568	15,770,436
Other contract costs (credit), net	(89,728)	(1,164,888)
Cost of Sales	$65,765,007	$62,637,232

Procurement for the year ended December 31, 2018 was $44,033,170 compared to $41,286,646, an increase of $2,746,524 or 6.7%. The increase in procurement was the result of a $1.5 million increase in procurement on the Company’s T-38 program, a $3.5 million increase in procurement on our Next Generation Jammer program, a $2 million increase in procurement on our Bell Helicopter inlet program and a $1 million increase in procurement on our Embraer inlet program and our G650 program, as these programs have moved into higher rate production, offset by a decrease in procurement on our E-2D program, as that program comes to the end our the current multiyear order.

Labor costs for the year ended December 31, 2018 were $6,251,997 compared to $6,745,038 for the year ended December 31, 2017, a decrease of $493,041 or 7.3%. This decrease is predominately due to decreases in labor on our A-10 program, as we completed the assemblies from that program.

Other contract costs (credit), net for the year ended December 31, 2018 were ($89,728) compared to ($1,164,888), a decrease of the credit of $1,075,160. Other contract costs relate to expenses recognized for changes in estimates and expenses predominately associated with loss contracts. In the year ended December 31, 2017, other contract costs are a credit, as we have incurred actual expenses on our A-10 program that had been previously recognized as part of the change in estimate charge.

Gross profit. Gross profit for the year ended December 31, 2018 was $18,164,263 compared to $18,645,916 for the year ended December 31, 2017, a decrease of $481,653. Gross profit percentage (“gross margin”) for the year ended December 31, 2018 was 21.6% compared to 22.9% for the same period last year, predominately the result of fade in gross margin on the Company’s G650 program, as we experienced some production issues in 2018 which resulted in higher labor costs than estimated.

Favorable/Unfavorable Adjustments to Gross Profit

During the years ended December 31, 2018 and 2017, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in decreases in total gross profit as follows:

	Years Ended
	December 31, 2018	December 31, 2017
Favorable adjustments	$241,000	$944,000
Unfavorable adjustments	(927,000)	(1,984,000)
Net adjustments	($686,000)	($1,040,000)

During the year ended December 31, 2018 we had one contract which had approximately a $240,000 unfavorable adjustment caused by changing estimates on a long-term program, that we are working with the customer to agree to contract extensions and are adjusting our long-term margin estimates. Also, we had two contracts that had a $198,000 and $196,000 unfavorable adjustment caused by excess overhead and material costs incurred. There were no other material changes, favorable or unfavorable, during the year ended December 31, 2018.

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

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2018 were $9,528,883 compared to $8,449,594 for the year ended December 31, 2017, an increase of $1,079,289, or 12.8%. This increase was primarily due to a increase of approximately $874,000 in professional fees, predominately related to legal fees for the acquisition of WMI and an increase of approximately $339,000 in salaries.

Interest expense. Interest expense for the year ended December 31, 2018 was $1,989,417, compared to $1,698,914 for 2017, an increase of $290,503 or 17.1%. The increase in interest expense is the result of an increase in the average amount of outstanding debt during 2018 as compared to 2017.

Income from operations. We had income from operations for the year ended December 31, 2018 of $8,635,380 compared to income from operations of $10,196,322 for the year ended December 31, 2017. The decrease was predominately the result in the decrease in gross profit described above, and the increase in selling, general and administrative expenses described above.

Provision for income taxes. Our historic effective tax rate has been between 30%-32% of taxable income. The rate has been below the previous statutory federal income tax rate of 34% because of our ability to utilize the domestic production activity deduction, available to companies that do manufacturing within the United States. The provision for income taxes in the year ended December 31, 2017 was $2,710,000, an effective tax rate of approximately 32%, which is comparable with historic rates and prior to the change in the federal statutory rate.

The provision for income taxes for the year ended December 31, 2018 was approximately $4.5 million, an effective tax rate of approximately 67%. In February 2019, the Company received information that the net operating loss carryback that was utilized in 2014 was under examination and could possibly be disallowed by the IRS. The Company has not received a written notice or tax assessment related to the possible disallowance of our net operating loss carryback. If we receive written notice we have the ability to appeal the disallowance, as well as go to tax court to challenge the notice. Although the Company has not received any formal documentation or notice of such disallowance, in accordance with ASC 740-10 “Accounting for Uncertainty in Tax Positions” the Company has recorded a liability of approximately $3.1 million in the year ended December 31, 2018 for this uncertainty. The liability represents the maximum net tax adjustment for the disallowance of the net operating loss carryback, computed at the pre-2018 tax rates, and tax savings of recording a net operating loss carryforward, calculated at the current tax rates.

Business Outlook

The statements in the “Business Outlook” section and other forward-looking statements of this Annual Report on Form 10-K are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times.

Liquidity and Capital Resources

General. At December 31, 2018, we had working capital of $98,350,176 compared to $78,137,801 at December 31, 2017, an increase of $20,212,375, or 25.9%. This increase is predominately the result of increases in contract assets and WMI inventory.

Cash Flow. A large portion of our cash is used to pay for materials and processing costs associated with contracts that are in process which do not provide for progress payments. Costs for which we are not able to bill on a progress basis are components of contract assets on our consolidated balance sheet and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms.

Because ASC 606 requires us to use estimates in determining revenues and profits and in assigning the amounts to accounting periods, there can be a significant disparity between earnings (both for accounting and tax purposes) as reported and actual cash that we receive during any reporting period. Accordingly, it is possible that we may have a shortfall in our cash flow and may need to borrow money until the reported earnings materialize into actual cash receipts.

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

At December 31, 2018, our cash balance was $4,128,142 compared to $1,430,877 at December 31, 2017, an increase of $2,697,265. Our accounts receivable balance at December 31, 2018 increased to $8,623,329 from $5,379,821 at December 31, 2017. Additionally, at December 31, 2018 we have $2,000,000 of restricted cash, which is cash held in escrow pursuant to the WMI acquisition and the determination of a final working capital adjustment.

Bank Credit Facilities.

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

As of December 31, 2018, the Company was not in compliance with the leverage and net profit financial covenants contained in the BankUnited Facility, as amended. The Bank has waived the provisions of these covenants as of December 31, 2018.

As of December 31, 2018, the Company had $24.0 million outstanding and as of December 31, 2017, the Company had $22.8 million outstanding under the BankUnited Facility.

We believe that our existing resources, together with the availability under our credit facility, will be sufficient to meet our current working capital needs for at least the next 12 months from the date of issuance of our consolidated financial statements.

The Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the agreement, which matures on June 30, 2020. The maturities of the Term Loan are included in the maturities of long-term debt.

In May 2016, the Company entered into an interest rate swap with the objective of reducing its exposure to cash flow volatility arising from interest rate fluctuations associated with certain debt. The notional amount, maturity date, and currency of this contract match those of the underlying debt. The Company has designated this interest rate swap contract as a cash flow hedge. During the month of June 2018, the interest rate swap matured and the Company realized a net gain of approximately $7,000.

Contractual Obligations. The table below summarizes information about our contractual obligations as of December 31, 2018 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Debt	$5,433,333	$2,100,000	$3,333,333	—	—

Capital Lease Obligations	927,693	334,981	464,125	$128,587	—

Operating Leases	5,893,457	1,720,750	3,570,349	602,358	—

Total Contractual Cash Obligations	$12,254,483	$4,155,731	$7,367,807	$730,945	$—

Inflation. Inflation historically has not had a material effect on our operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

In connection with the filing of the Company’s quarterly report on Form 10-Q as of and for the three and nine months ended September 30, 2018 (the “Original Form 10-Q”), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of September 30, 2018.

Subsequent to that evaluation, in connection with the restatement of the Company’s financial statements as of and for the three and nine months ended September 30, 2018, discussed in Note 1 to the condensed financial statements included in the Form 10-Q/A filed with the Securities and Exchange Commission on February 27, 2019, the Chief Executive Officer and Chief Financial Officer reevaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018, and determined that a material weakness existed in the Company’s internal control over financial reporting. The Chief Executive Officer and Chief Financial Officer have identified the following material weakness in the Company’s internal control over financial reporting: that the review control procedures failed to identify, in a timely manner, the miscoding of an invoice in the Company’s records and the resulting overstatement of revenue. Because the foregoing material weakness in the Company’s internal control over financial reporting had not been remediated by or before the filing of the Original Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2018. In addition, because the material weakness was not discovered until February of 2019, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2018. Our evaluation excluded WMI which was acquired on December 20, 2018. On a pro forma basis, as of and for the year ended December 31, 2018, WMI represented approximately 10% of total assets and 14% of revenue. These percentages are not expected to differ significantly for the period post acquisition. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year subsequent to the acquisition while integrating with acquired operations.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, and the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018. The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by CohnReznick LLP, an independent registered public accounting firm, as stated in their report, which was adverse due to the material weakness and appears herein.

Changes in Internal Control over Financial Reporting

The Company has reviewed its financial closing process and has identified the corrective action to remediate the control failure that was the cause of this error and expects to implement this control, as well as, certain other procedures in the first quarter of 2019. The new control will independently reconcile shipments of product to the Company’s billings by contract in order to ensure proper revenue recognition. The Company believes that the corrective action and implementation of the new control procedures will provide reasonable assurance that this type of error will not occur in the future.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of CPI Aerostructures, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited CPI Aerostructures, Inc. and Subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Welding Metallurgy, Inc. and subsidiary (WMI), which was acquired on December 20, 2018 and whose consolidated financial statements constitute 7.5% of total assets and 0.1% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at WMI. In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company did not have adequate review controls over the coding of invoices in the revenue recognition process. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated April 1, 2019, on those consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows of the Company, and our report dated April 1, 2019, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

April 1, 2019

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

The information required by Items 10, 11, 12, 13 and 14 will be contained in our definitive proxy statement for our 2019 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Exchange Act, and incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	The following consolidated financial statements are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

Exhibit Number	Name of Exhibit	No. in Document

3.1	Certificate of Incorporation of the Company, as amended. (1)	3.1

3.1(a)	Certificate of Amendment of Certificate of Incorporation filed on July 14, 1998. (2)	3.1(a)

3.2	Amended and Restated By-Laws of the Company. (3)	3.2

10.20	Performance Equity Plan 2009 (4)

10.23	Agreement of Lease, dated June 30, 2011, between Heartland Boys II L.P. and CPI Aerostructures Inc. (5)	10.1

10.31	Amended and Restated Credit Agreement, dated as of March 24, 2016, as amended on May 6, 2016, among CPI Aerostructures, Inc., the several lenders from time to time party thereto, and Bank United, N.A. (6)	10.1

10.32	Amended and Restated Continuing General Security Agreement, dated as of March 24, 2016 (6)

10.33	First Amendment to the Amended and Restated Credit Agreement, dated as of May 6, 2016 (7)

10.34	Second Amendment to the Amended and Restated Credit Agreement, dated as of July 13, 2017

10.35	Third Amendment to the Amended and Restated Credit Agreement, dated as of August 15, 2018 (8)

14	Code of Business Conduct and Ethics

**21	Subsidiaries of the Registrant

**23.1	Consent of CohnReznick LLP

**31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**Filed herewith.

***XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-49270) declared effective on September 16, 1992 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 2007 and incorporated herein by reference.

(4)	Included as Appendix A to the Company’s Proxy Statement filed on April 30, 2009.

(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated March 24, 2016 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated May 9, 2016 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated August 15, 2018 and incorporated herein by reference.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of CPI Aerostructures, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CPI Aerostructures, Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 1, 2019, expressed an adverse opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2004.

Jericho, New York

April 1, 2019

F-1

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash	$4,128,142	$1,430,877
Restricted cash	2,000,000	—
Accounts receivable, net	8,623,329	5,379,821
Contract assets	113,333,491	111,158,551
Inventory	9,711,997	1,685,378
Refundable income taxes	435,000	—
Prepaid expenses and other current assets	1,972,630	727,809
Total current assets	140,204,589	120,382,436

Property and equipment, net	2,545,192	2,046,942
Refundable income taxes	435,000	—
Deferred income taxes	279,318	1,566,818
Other assets	249,575	188,303
Total Assets	$143,713,674	$124,184,499

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,902,481	$15,129,872
Accrued expenses	1,558,160	1,911,421
Contract liabilities	3,805,106	246,330
Current portion of long-term debt	2,434,981	2,009,000
Line of credit	24,038,685	22,838,685
Income taxes payable	115,000	109,327
Total current liabilities	41,854,413	42,244,635

Long-term debt, net of current portion	3,876,238	7,019,468
Deferred income taxes	4,028,553	—
Other liabilities	531,124	607,063
Total Liabilities	50,290,328	49,871,166

Commitments

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares,
11,718,246 and 8,864,319 shares, respectively, issued and outstanding	11,715	8,863
Additional paid-in capital	70,651,416	53,770,618
Retained earnings	22,760,215	20,548,652
Accumulated other comprehensive loss	—	(14,800)
Total Shareholders’ Equity	93,423,346	74,313,333
Total Liabilities and Shareholders’ Equity	$143,713,674	$124,184,499

see notes to CONSOLIDATED financial statements

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years ended December 31,	2018	2017

Revenue	$83,929,270	$81,283,148

Cost of sales	65,765,007	62,637,232

Gross profit	18,164,263	18,645,916

Selling, general and administrative expenses	9,528,883	8,449,594
Income from operations	8,635,380	10,196,322

Other expense:
Other income (expense)	28,709	(19,774)
Interest expense	(1,989,417)	(1,698,914)
Total other expense, net	(1,960,708)	(1,718,688)
Income before provision for income taxes	6,674,672	8,477,634

Provision for income taxes	4,463,109	2,710,000
Net income	2,211,563	5,767,634

Other comprehensive income (loss), net of tax
Change in unrealized (gain) loss-interest rate swap	14,800	(5,800)

Comprehensive income	$2,226,363	$5,761,834
Income per common share-basic	$0.23	$0.65

Income per common share-diluted	$0.23	$0.65

Shares used in computing earnings per common share:
Basic	9,480,948	8,831,064
Diluted	9,489,630	8,838,445

see notes to CONSOLIDATED financial statements

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2018 and 2017

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance at January 1, 2017	8,739,836	$8,738	$52,824,950	$14,781,018	$(9,000)	$67,605,706
Net income	—	—	—	5,767,634	—	5,767,634
Change in unrealized loss from interest rate swap	—	—	—	—	(5,800)	(5,800)
Common stock issued upon exercise of options	3,334	3	(3)	—	—	—
Common stock issued as employee compensation	5,550	6	50,776	—	—	50,782
Stock based compensation expense	115,599	116	894,895	—	—	895,011

Balance at December 31, 2017	8,864,319	8,863	53,770,618	20,548,652	(14,800)	74,313,333
Net income	—	—	—	2,211,563	—	2,211,563
Change in unrealized loss from interest rate swap	—	—	—	—	14,800	14,800
Common stock issued in share offering, net of expenses	2,760,000	2,760	16,163,357	—	—	16,166,117
Common stock issued as employee compensation	5,130	5	45,908	—	—	45,913
Stock based compensation expense	88,797	87	671,533	—	—	671,620

Balance at December 31, 2018	11,718,246	$11,715	$70,651,416	$22,760,215	$—	$93,423,346

see notes to CONSOLIDATED financial statements

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2018	2017
Cash flows from operating activities:
Net income	$2,211,563	$5,767,634
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	710,197	616,291
Debt issuance costs	95,942	85,571
Deferred rent	(70,764)	(30,680)
Stock based compensation expense	671,620	895,011
Common stock issued as employee compensation	45,913	50,782
Loss on disposal of fixed asset	—	21,010
Deferred income taxes	5,337,053	2,384,980
Adjustment for maturity of interest rate swap	20,600	—
Bad debt expense	125,000	150,000
Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) decrease in accounts receivable	(1,796,225)	2,984,792
Increase in contract assets	(2,174,941)	(11,580,025)
Increase in prepaid expenses and other current assets	(51,570)	(257,706)
Increase in refundable income taxes	(870,000)	—
(Decrease) increase in accounts payable and accrued expenses	(7,696,024)	1,627,689
Increase (decrease) in contract liabilities	911,901	(1,246,178)
Decrease in other liabilities	(10,976)	—
Increase in income taxes payable	5,673	103,327
Net cash provided by (used in) operating activities	(2,535,038)	1,572,498
Cash flows from investing activities:
Purchase of property and equipment	(559,037)	(281,922)
Proceeds from sale of fixed assets	—	42,480
Purchase of WMI	(6,050,906)	—
Net cash used in investing activities	(6,609,943)	(239,442)
Cash flows from financing activities:
Net proceeds from sale of common stock	16,166,117	—
Payment of line of credit	(6,500,000)	(4,100,000)
Proceeds from line of credit	7,700,000	4,500,000
Payment of long-term debt	(3,314,789)	(1,341,765)
Debt issuance costs	(209,082)	—
Net cash provided by (used in) financing activities	13,842,246	(941,765)
Net increase in cash and restricted cash	4,697,265	391,291
Cash and restricted cash at beginning of year	1,430,877	1,039,586
Cash and restricted cash at end of year	$6,128,142	$1,430,877
Supplemental schedule of noncash investing and financing activities
Equipment acquired under capital lease	$649,410	$146,192
Cashless exercise of stock options	$—	$202,500
Supplemental schedule of cash flow information:
Cash paid for interest	$2,134,574	$1,578,627
Cash paid for income taxes	$10,947	$144,718

see notes to CONSOLIDATED financial statements

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Principal business activity And summary of significant Accounting policies

The Company consists of CPI Aerostructures, Inc. (“CPI”) and Welding Metallury, Inc. (“WMI”), a wholly owned subsidiary acquired on December 20, 2018 and Compac Development Corporation (“Compac”), a wholly owned subsidiary of WMI, collectively the “Company.”

CPI is a U.S. supplier of aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets. We manufacture complex aerostructure assemblies, as well as aerosystems. Additionally, we supply parts for maintenance, repair and overhaul (“MRO”) and kitting contracts.

CPI acquired WMI on December 20, 2018 and the year ended December 31, 2018 operating results include the operating results of WMI from the date of acquisition, which were not material.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Acquisition of WMI

On December 20, 2018 (the “WMI Acquisition Date”), pursuant to the Stock Purchase Agreement (the “Agreement”), dated as of March 21, 2018, with Air Industries Group (“Air Industries”), the Company purchased from Air Industries all of the outstanding shares of WMI, previously a wholly owned subsidiary of Air Industries (the “WMI Acquisition”) (See Note 2).

Public Offering

On October 19, 2018 the Company completed an underwritten public offering of 2,760,000 shares of its common stock, including 360,000 shares pursuant to the underwriters’ full exercise of their over-allotment option, at a public offering price of $6.25 per share. The Company’s net proceeds from the offering, after deducting underwriting discounts, commissions, and other offering expenses, were approximately $16.1 million.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the use of estimates by management. Actual results could differ from these estimates.

Business Combinations

The Company applied business combination accounting for the WMI Acquisition in accordance with ASC 805, “Business Combinations” (“ASC 805”). Business combination accounting requires that the assets acquired and liabilities assumed be recorded at their respective estimated fair values at the date of acquisition. The excess purchase price over fair value of the net assets acquired is recorded as goodwill. In determining estimated fair values, we are required to make estimates and assumptions that affect the recorded amounts, including, but not limited to, expected future cash flows, discount rates, remaining useful lives of long-lived assets, useful lives of identified intangible assets, replacement or reproduction costs of property and equipment and the amounts to be recovered in future periods from acquired net operating losses and other deferred tax assets. Our estimates in this area impact, among other items, the amount of depreciation and amortization, impairment charges in certain instances if the asset becomes impaired, and income tax expense or benefit that we report. Our provisional estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. See Note 2 for a summary and status of the application of business combination accounting.

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method for all of its contracts. ASC 606 requires sales and gross profit to be recognized over the contract period as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned “Contract assets.” Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned “Contract liabilities.” Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in revenue in the period the change becomes known. ASC 606 involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and tax purposes) as reported and actual cash received during any reporting period. The Company continually evaluates all matters that could have an impact on the assumptions, risks and uncertainties inherent with the process; however, it cannot be assured that estimates will be accurate. If estimates are not accurate or a contract is terminated, the Company is required to adjust revenue in later periods. Furthermore, even if estimates are accurate, there may be a shortfall in cash flow and the Company may need to borrow money, or seek access to other forms of liquidity, to fund its work in process or to pay taxes until the reported earnings materialize as actual cash receipts.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

When changes are required for the estimated total revenue on a contract, these changes are recognized with an inception-to-date effect in the current period. Also, when estimates of total costs to be incurred exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

Following the adoption of ASC 606, the Company’s revenue recognition for all of its contracts remained materially consistent with historical practice and there was no material impact in the year ended December 31, 2018 consolidated financial statements upon adoption.

In compliance with ASC 606, costs and estimated earnings in excess of billings on uncompleted contracts, on the December 31, 2017 consolidated balance sheet, have been reclassified to contract assets. Additionally, billings in excess of costs and estimated earnings on uncompleted contracts and contract losses, on the December 31, 2017 consolidated balance sheet, have been combined and reclassified to contract liabilities.

In addition, the Company recognizes revenue for parts supplied for certain MRO contracts and for WMI when finished goods have been transferred to the customer and there are no other obligations to customers after the title of the goods have transferred. Title of goods are transferred based on shipping terms for each customer - for shipments with terms of FOB Shipping Point, title is transferred upon shipment; for shipments with terms of FOB Destination, title is transferred upon delivery.

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

Cash

The Company maintains its cash in five financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed these limits. As of December 31, 2018 and 2017, the Company had approximately $4,034,000 and $1,377,000, respectively, of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly credit worthy.

Restricted Cash

During the year ended December 31, 2018, the Company adopted Accounting Standards Update No. 2016-08, Statement of Cash Flows - Restricted Cash, (“ASU 2016-18”), which requires the inclusion of restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company's restricted cash balance is $2,000,000 as of December 31, 2018, which is cash held in escrow pursuant to the WMI acquisition and the determination of a final working capital adjustment.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances. The Company writes off accounts when they are deemed to be uncollectible.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Property and Equipment

Depreciation and amortization of property and equipment is provided by the straight-line method over estimated useful lives of the respective assets or the lease term if shorter, for leasehold improvements.

Rent

We recognize rent expense on a straight-line basis over the expected lease term. Within the provisions of certain leases there are escalations in payments over the lease term. The effects of the escalations have been reflected in rent expense on a straight-line basis over the expected lease term.

Long-Lived Assets

The Company reviews its long-lived assets and intangibles with definite lives for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any such change has occurred. If such changes in circumstance are present, a loss is recognized to the extent the carrying value of the asset is in excess of the fair value of cash flows expected to result from the use of the asset and amounts expected to be realized upon its eventual disposition.

Short-Term Debt

The fair value of the Company’s short-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Using this method, the fair value of the Company’s short-term debt was not significantly different than the stated value at December 31, 2018 and 2017.

Derivatives

Our use of derivative instruments has primarily been to hedge interest rates. These derivative contracts are entered into with financial institutions. We do not use derivative instruments for trading purposes and we have procedures in place to monitor and control their use.

We record these derivative financial instruments on the consolidated balance sheet at fair value. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Fair Value

At December 31, 2018 and 2017, the fair values of cash, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments.

	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$30,349,903	$30,349,903	$31,893,894	$31,893,894

We estimated the fair value of debt using market quotes and calculations based on market rates.

The following tables present the fair values of liabilities measured on a recurring basis as of December 31, 2017:

		Fair Value Measurements 2017
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap	$18,781	—	$18,781	—
Total	$18,781	—	$18,781	—

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

As of December 31, 2017, $18,781 was included in other liabilities related to the fair value of the Company’s interest rate swap and $15,000, net of tax of approximately $4,000 was included in accumulated other comprehensive loss.

During June 2018, the interest rate swap matured and the Company realized a net gain of approximately $7,000.

Earnings Per Share

Basic earnings per common share is computed using the weighted-average number of shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of approximately 35,000 were used in the calculation of diluted earnings per common share in 2018. Incremental shares of 6,772 were not included in the diluted earnings per share calculations at December 31, 2018, as their exercise price was in excess of the Company’s quoted market price and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation. Incremental shares of approximately 35,000 were used in the calculation of diluted earnings per common share in 2017. Incremental shares of 45,249 were not included in the diluted earnings per share calculations at December 31, 2017, as their exercise price was in excess of the Company’s quoted market price and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Income taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, “Income Taxes,” (“ASC 740”) whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the consolidated financial statements carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Recently Issued but not Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings. The FASB subsequently issued Accounting Standards Update No. 2018-10 and Accounting Standards Update No. 2018-11 in July 2018, which provide clarifications and improvements to ASU 2016-02 (collectively, the “new lease standard”). Accounting Standards Update No. 2018-11 also provides the optional transition method which allows companies to apply the new lease standard at the adoption date instead of at the earliest comparative period presented and continue to apply the provisions of the previous lease standard in its annual disclosures for the comparative periods. The new lease standard requires lessees to present a right-of-use asset and a corresponding lease liability on the balance sheet. Lessor accounting is substantially unchanged compared to the current accounting guidance. Additional footnote disclosures related to leases will also be required.

On January 1, 2019, the Company expects to adopt the new lease standard using the optional transition method. The comparative financial information will not be restated and will continue to be reported under the previous lease standard in effect during those periods. In addition, the new lease standard provides a number of optional practical expedients in transition. The Company expects to elect the package of practical expedients. As such, the Company will not reassess whether expired or existing contracts are or contain a lease; will not need to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases. The Company will not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company.

The new lease standard also provides practical expedients for an entity’s ongoing accounting. The Company expects to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company expects to elect the practical expedient to not separate lease and non-lease components for certain classes of assets (office buildings).

On January 1, 2019, the Company expects to recognize right of use assets and lease liabilities in the range of approximately $5,300,000 to $5,800,000 and no adjustment to the accumulated deficit. The Company does not expect the adoption of the new lease standard to impact its consolidated statement of operations or its consolidated statement of cash flows.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

2.	BUSINESS COMBINATIONS

As discussed in Note 1, the Company completed the WMI Acquisition on December 20, 2018. The acquisition was accounted for as a business combination in accordance with ASC Topic 805. Accordingly, the Company is required to determine and record the fair value of the assets acquired, including any potential intangible assets, and liabilities assumed at the date of acquisition. The acquisition was considered a stock purchase for tax purposes.

The purchase price for the acquisition was $7.9 million, which is subject to a post-closing working capital adjustment. As such, $2 million of the purchase price was held in escrow at closing subject to the completion of the working capital adjustment and in the event of other contingencies. The escrowed amount is shown as restricted cash on the consolidated balance sheet as of December 31, 2018. The working capital adjustment is based on the historical values of components of working capital as defined in the Agreement. Based on the working capital statement prepared by the Company and delivered to Air Industries on March 20, 2019, the Company has concluded that it is more likely than not, that the purchase price will be reduced sufficiently such that at a minimum, the full amount in escrow will be retained by the Company. The final working capital statement presented to Air Industries is expected to be reviewed and the purchase price adjustment finalized not later than the third quarter of 2019.

The Company is in process of determining the acquisition date fair values of the assets and liabilities acquired and has recorded provisional estimates as of the acquisition date. As the Company completes this process and additional information becomes known concerning the acquired assets and assumed liabilities, management will likely make adjustments to the fair value of the amounts provisionally recorded in the opening balance sheet of WMI during the measurement period, which is no longer than a one-year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. If the final aggregate fair value of the net assets acquired is less than the final purchase price paid then the Company may be required to record goodwill. Conversely, if the final aggregate fair value of the net assets acquired is in excess of the final purchase price paid then the Company may potentially conclude that the purchase of WMI was a “bargain purchase.”

As stated above, the Company has determined the following provisional estimates of the fair value of the assets acquired and liabilities assumed from WMI:

Provisional Fair Values
Other current assets	$1,274,000
Accounts receivable	1,522,000
Inventory	7,969,000
Current liabilities	4,813,000
Total	$5,952,000

The following table presents the unaudited pro forma revenue and net income for the period presented as if the WMI Acquisition had occurred on January 1, 2017 based on the provisional estimates of the fair value of the net assets acquired:

	Year Ended December 31,
	2018	2017
Revenue	$97,780,960	$94,412,148
Net income (loss)	$3,190,457	$(1,330,366)

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

The pro forma results presented above include the impact of eliminating parent company charges from Air Industries for general expenses and interest, net of tax.

3.	REVENUE RECOGNITION

The majority of the Company’s revenues are from long-term contracts with the U.S. government and commercial contractors. The contracts with the U.S. government typically are subject to the FAR which provides guidance on the types of costs that are allowable in establishing prices for goods and services provided under U.S. government contracts. The pricing for commercial contractors are based on the specific negotiations with each customer.

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified and payment terms are identified.

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

All of the Company’s current long-term contracts have a single performance obligation as the promise to transfer the goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. The Company’s contracts are often modified to account for changes in contract specifications and requirements. The Company considers contract modifications to exist when the modification either creates new performance obligations or changes the existing enforceable rights and obligations. All of the Company’s contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

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

In applying the cost-to-cost input method, the Company compares the actual costs incurred relative to the total estimated costs to determine its progress towards contract completion and to calculate the corresponding amount of estimated revenue and estimated gross profit recognized. For any costs incurred that do not contribute to a performance obligation, the Company excludes such costs from its input method of revenue recognition as the amounts are not reflective in transferring control of the asset to the customer. Costs to fulfill a performance obligation include labor, materials and subcontractors costs, other direct costs and an allocation of indirect costs. Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin for a contract is reflected in revenue in the period the change becomes known. Contract estimates involve considerable use of estimates in determining revenues and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and tax purposes) as reported and actual cash received during any reporting period. The Company continually evaluates all of the issues related to the assumptions, risks and uncertainties inherent with the application of the cost-to-cost input method; however, it cannot be assured that estimates will be accurate. If estimates are not accurate or a contract is terminated, the Company is required to adjust revenue in later periods. Furthermore, even if estimates are accurate, there may be a shortfall in cash flow and the Company may need to borrow money, or seek access to other forms of liquidity, to fund its work in process or to pay taxes until the reported earnings materialize as actual cash receipts.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

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

Revenue recognized for the year ended December 31, 2018, that was included in the contract liabilities at January 1, 2018, was zero.

The Company’s remaining performance obligations represents the transaction price of its long-term contracts for which work has not been performed. As of December 31, 2018, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $78,934,000. The Company estimates that it expects to recognize approximately 97% of its remaining performance obligations in 2019.

In addition, the Company recognizes revenue for products manufactured by WMI and parts supplied for certain MRO contracts at a point in time following the transfer of control to the customer, which typically occurs upon shipment or delivery, depending on the terms of the underlying contract. Revenue recognized from WMI in 2018 was immaterial.

Revenue from long-term contracts transferred to customers over time and revenue from MRO contracts transferred at a point in time accounted for approximately 95% and 5%, respectively, of revenue for the year ended December 31, 2018.

Revenue by long-term contract type for the year ended December 31, 2018 is as follows:

Government subcontracts	$43,440,742
Commercial contracts	31,271,857
Prime government contracts	9,216,671
$83,929,270
4.	CONTRACT ASSETS AND CONTRACT LIABILITIES

Net contract assets (liabilities) consist of the following:

	December 31, 2018
	U.S. Government	Commercial	Total
Contract assets	$48,358,481	$64,975,010	$113,333,491
Contract liabilities	(3,780,866)	(24,240)	(3,805,106)
Net contract assets (liabilities)	$44,577,615	$64,950,770	$109,528,385

	December 31, 2017 (1)
	U.S. Government	Commercial	Total
Contract assets	$54,591,601	$56,566,950	$111,158,551
Contract liabilities	(224,339)	(21,991)	(246,330)
Net contract assets (liabilities)	$54,367,262	$56,544,959	$110,912,221

(1) On January 1, 2018, as a result of the adoption of ASC 606, the Company reclassified costs and estimated earnings in excess of billings on uncompleted contracts to contract assets and billings in excess of costs and estimated earnings on uncompleted contracts and contract losses to contract liabilities.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

The increase or decrease in the Company’s net contract assets (liabilities) from January 1, 2018 to December 31, 2018 was primarily due to costs incurred on newer programs, like the new design of the HondaJet engine inlet ($3 million increase), for which the Company has not begun billing at a steady rate. Additionally, the Company experienced some delays in shipping on the G650 program which increased contract assets by $8 million. This has been offset by a decrease in contract assets on our E-2D program ($2 million decrease) which is shipping on a regular schedule and a decrease in contract assets on our Next Generation Jammer Pod program ($7 million decrease).

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances became known requiring the revisions. During the year ended December 31, 2018, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $686,000 from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits since inception of the contracts. During the year ended December 31, 2017, the effect of such revisions was a decrease to total gross profit of approximately $1.0 million.

Although management believes it has established adequate procedures for estimating costs to uncompleted open contracts, it is possible that additional significant costs could occur on contracts prior to completion.

5.    ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables as follows:

	December 31,
	2018	2017

Billed receivables	$8,898,329	$5,529,821
Less: allowance for doubtful accounts	(275,000)	(150,000)
	$8,623,329	$5,379,821

6.    INVENTORY

The components of inventory consisted of the following:

	December 31,
	2018	2017

Raw Materials	$3,379,986	$918,799
Work In Progress	4,495,980	431,403
Finished Goods	1,836,031	335,176
	$9,711,997	$1,685,378

7.    PROPERTY AND EQUIPMENT

	December 31,		Estimated
	2018	2017	Useful Life (years)

Machinery and equipment	$2,879,707	$2,461,047	5 to 10
Computer equipment	3,973,406	3,476,454	5
Furniture and fixtures	707,726	610,323	7
Automobiles and trucks	13,162	13,162	5
Leasehold improvements	1,994,253	1,798,823	Lesser of lease term or 10 years
	9,568,254	8,359,809
Less accumulated depreciation and amortization	7,023,062	6,312,867
	$2,545,192	$2,046,942

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Depreciation and amortization expense for the years ended December 31, 2018 and 2017 was $710,197 and $616,291, respectively.

During the years ended December 31, 2018 and 2017, the Company acquired $651,775 and $146,192, respectively, of property and equipment under capital leases.

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

Pursuant to the Amendment, on October 19, 2018, the Company used $4.1 million of the net proceeds of its public offering completed on October 19, 2018 for prepayments of loans under the BankUnited Facility, including $1.2 million applied to the term loan and $2.9 million applied to the revolving line of credit.

As of December 31, 2018, the Company was not in compliance with the leverage and net profit financial covenants contained in the BankUnited Facility, as amended. The bank has waived the provisions of these covenants as of December 31, 2018. As of December 31, 2018, the Company had $24.0 million outstanding under the Restated Agreement bearing interest at 5.72%.

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

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

The Company paid to BankUnited, N.A. commitment and agent fees in the amount of $209,082, together with out-of-pocket costs, expenses, and reasonable attorney’s fees incurred by BankUnited, N.A. in connection with the Amendment.

The Company paid approximately $463,000 of total debt issuance costs in connection with the BankUnited Facility of which approximately $141,000 is included in other assets and $50,000 is a reduction of long-term debt at December 31, 2018.

The Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the agreement, which matures on June 30, 2020.

The maturities of the long-term debt (excluding unamortized debt issuance costs) are as follows:

Year ending December 31,
2019	$2,434,981
2020	3,647,234
2021	150,225
2022	107,078
2023	21,509
$6,361,026

Also included in long-term debt are capital leases and notes payable of $592,712 and $555,209 at December 31, 2018 and 2017, respectively, including a current portion of $334,981 and $175,667, respectively.

The cost of assets under capital leases was $2,625,052 and $1,975,642 at December 31, 2018 and 2017, respectively. Accumulated depreciation of assets under capital leases was approximately $1,517,000 and $1,300,000 at December 31, 2018 and 2017, respectively.

10.	COMMITMENTS

The Company leases an office and warehouse facility under a non-cancelable operating lease which expires in April 2022. The aggregate future commitment under this agreement is as follows:

Year ending December 31,
2019	$1,720,750
2020	1,763,275
2021	1,807,074
2022	602,358
$5,893,457

Rent expense for the years ended December 31, 2018 and 2017 was $1,608,701 and $1,608,701, respectively.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

11.	INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as U.S. Tax Reform. The U.S. Tax Reform makes broad and complex changes to the U.S. tax code and includes significant provisions impacting the Company’s 2017 and 2018 effective tax rate. The changes include, but are not limited to, a reduction in the U.S. federal corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. As a result, the Company believes that the most significant impact on its 2017 consolidated financial statements was the reduction of approximately $207,000 in deferred tax assets and liabilities.

The provision for income taxes consists of the following:

Year ended December 31,	2018	2017
Current:
Federal	$3,104,000	$200,000
State	73,000	266,000

Deferred:
Federal	1,286,000	2,244,000
	$4,463,000	$2,710,000

The difference between the income tax provision computed at the federal statutory rate and the actual tax provision is accounted for as follows:

December 31,	2018	2017
Taxes computed at the federal statutory rate	$1,381,000	$2,882,000
State income tax, net	58,000	176,000
Prior year true-up	18,000	2,000
Research and development tax credit	(164,000)	(235,000)
Change in federal statutory rate	—	(207,000)
Uncertain tax position	3,128,000	—
Permanent differences	42,000	92,000
Provision for income taxes	$4,463,000	$2,710,000

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

The components of deferred income tax assets and liabilities are as follows:

Deferred Tax Assets:	2018	2017
Allowance for doubtful accounts	$60,000	$32,000
Credit carryforwards	1,255,000	1,986,000
Deferred rent	117,000	126,000
Stock options	12,000	102,000
Restricted stock	88,000	90,000
Other	8,000	1,000
Interest on uncertain tax position	654,000	—
Net operating loss carryforward	863,000	750,000
Deferred Tax Assets	3,057,000	3,087,000

Deferred Tax Liabilities:
Prepaid expenses	159,000	141,000
Revenue recognition	3,137,000	1,036,000
Property and equipment	404,000	276,000
State taxes	—	67,000
Deferred tax liabilities	3,700,000	1,520,000
Net Deferred Tax Assets (Liabilities)	$(643,000)	$1,567,000

As of December 31, 2018, the Company had roughly $4,000,000 of gross net operating losses for federal tax purposes and $1,500,000 for state tax purposes which will begin to expire in 2034.

The Company will recognize a tax benefit in the consolidated financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes.

The provision for income taxes for the year ended December 31, 2018 was approximately $4.5 million, an effective tax rate of approximately 66%. In February 2019, the Company received information that the net operating loss carryback that was utilized in 2014 was under examination and could possibly be disallowed by the Internal Revenue Service (“IRS”). The Company has not received a written notice or tax assessment related to the possible disallowance of our net operating loss carryback. If the Company receives written notice the Company has the ability to appeal the disallowance, as well as go to tax court to challenge the notice. Although the Company has not received any formal documentation or notice of such disallowance, in accordance with ASC 740-10 “Accounting for Uncertainty in Tax Positions” the Company has recorded a liability of approximately $3.1 million as of December 31, 2018 for this uncertainty. The liability represents the maximum net tax adjustment for the disallowance of the net operating loss carryback, computed at the pre-2018 tax rates, and tax savings of recording a net operating loss carryforward, calculated at the current tax rates. In accordance with the Tax Cuts and Jobs Act that was enacted on December 22, 2017 (“U.S. Tax Reform”), the Company has recorded a credit for income taxes of $207,000. The impact of the U.S. Tax Reform is primarily from revaluing our U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. For U.S. federal tax purposes, the corporate statutory income tax rate was reduced from 35% to 21%, effective for our 2018 tax year.

The following table indicates the changes to the Company’s uncertain tax position for the years ended December 31, 2018 and 2017 including interest and penalties:

	Years Ended December 31,
	2018	2017
Balance, beginning of year	$—	$—
Additions	3,128,000	—
Reductions	—	—
Balance, end of year	$3,128,000	$—

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company generally is no longer subject to U.S. or state examinations by tax authorities for taxable years prior to 2015. However, net operating losses utilized from prior years in subsequent years’ tax returns are subject to examination until three years after the filing of subsequent years’ tax returns. The statute of limitations expiration in foreign jurisdictions for corporate tax returns generally ranges between two and five years depending on the jurisdiction.

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2018, the Company’s consolidated balance sheet reflects cumulative provisions for interest and penalties of $654,000, related to potential interest.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

12.	STOCK BASED COMPENSATION

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

The Company’s net income for the years ended December 31, 2018 and 2017, includes approximately $718,000 and $946,000 of stock based compensation expense, respectively, for the grant of stock options and RSUs.

In January 2018, the Company granted 58,578 RSUs to its board of directors as partial compensation for the 2018 year. On January 1, 2017, the Company granted 59,395 RSUs to its board of directors as partial compensation for the 2017 year. RSUs vest quarterly on a straight-line basis over a one-year period. The Company’s net income for the years ended December 31, 2018 and 2017 includes approximately $524,000 and $550,000, respectively, of noncash compensation expense related to the RSU grants to the board of directors. This expense is recorded as a component of selling, general and administrative expenses. In addition, for the year ended December 31, 2018, the Company granted 5,130 shares of common stock to various employees and approximately $10,000 of compensation expense is included in selling, general and administrative expenses and approximately $36,000 of compensation expense is included in cost of sales for this grant. In addition, for the year ended December 31, 2017, the Company granted 5,550 shares of common stock to various employees and approximately $13,300 of compensation expense is included in selling, general and administrative expenses and approximately $37,500 of compensation expense is included in cost of sales for this grant.

In March 2018, the Company granted 68,764 shares of common stock to various employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2022 based upon the service and performance thresholds. For the year ended December 31, 2018, approximately $88,100 of compensation expense is included in selling, general and administrative expenses and approximately $18,400 of compensation expense is included in cost of revenue for this grant.

In August 2016 and March 2017, the Company granted 98,645 and 73,060 shares of common stock, respectively, to various employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2021 based upon the service and performance thresholds. For the years ended December 31, 2018 and 2017, approximately $0 and $219,000, respectively, of compensation expense is included in selling, general and administrative expenses and approximately $0 and $46,300, respectively, of compensation expense is included in cost of sales for this grant.

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

The Company has 211,175 shares available for grant under the 2009 Plan.

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

The Company has 119,910 shares available for grant under the 2016 Plan.

The Company did not grant any stock options in 2018 or 2017.

A summary of the status of the Company’s stock option plans is as follows:

	Options	Weighted Average Exercise Price	Average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	149,466	$10.43	1.58
Granted during period	—	—
Exercised	(25,000)	8.10
Forfeited/Expired	(44,217)	10.62

Outstanding at December 31, 2017	80,249	$11.05	1.10
Granted during period	—	—
Exercised	—	—
Forfeited/Expired	(38,477)	14.81

Outstanding at December 31, 2018	41,772	$7.58	0.29	$0

Vested at December 31, 2018	41,772	$7.58	0.29	$0

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

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

The intrinsic value of stock options exercised during the year ended December 31, 2017 was approximately $31,300.

The fair value of all options vested during the year ended December 31, 2017 was approximately $82,000.

13.	EMPLOYEE BENEFIT PLAN

On September 11, 1996, the Company’s board of directors instituted a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Code”). On October 1, 1998, the Company amended and standardized its plan as required by the Code. Pursuant to the amended plan, qualified employees may contribute a percentage of their pretax eligible compensation to the Plan and the Company will match a percentage of each employee’s contribution. Additionally, the Company has a profit-sharing plan covering all eligible employees. Contributions by the Company are at the discretion of management. The amount of contributions recorded by the Company in 2018 and 2017 amounted to $237,568 and $361,682, respectively.

14.	MAJOR CUSTOMERS

Eleven percent of revenue in 2018 and 8% of revenue in 2017 were directly attributable to the U.S. Government. Twenty two percent and 6% of accounts receivable at December 31, 2018 and 2017, respectively, were from the U. S. Government.

In addition, in 2018, 24%, 16% and 12% of our revenue were to our three largest commercial customers, respectively. In 2017, 25%, 23% and 12% of our revenue were to our three largest commercial customers, respectively. At December 31, 2018, 20%, 18% and 17% of accounts receivable were from our three largest commercial customers. At December 31, 2017, 44%, 18% and 13% of accounts receivable were from our three largest commercial customers.

At December 31, 2018 and 2017, 2% and 4%, respectively, of contract assets were from the U.S. Government.

At December 31, 2018, 39%, 14%, 13%, and 13% of contract assets were from our four largest commercial customers. At December 31, 2017, 32%, 20%, 12%, and 10% of contract assets were from our four largest commercial customers.

In 2018 and 2017, approximately 5% and 4%, respectively, of our revenue was from a customer who is located outside the United States.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2019	CPI AEROSTRUCTURES, INC.
(Registrant)

	By:	/s/ Vincent Palazzolo
Vincent Palazzolo Chief Financial Officer and Secretary (Principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Terry Stinson	Chairman of the Board of Directors	April 1, 2019
Terry Stinson

/s/ Eric Rosenfeld	Chairman Emeritus of the Board of	April 1, 2019
Eric Rosenfeld	Directors

/s/ Douglas McCrosson	Chief Executive Officer and	April 1, 2019
Douglas McCrosson	President

/s/ Vincent Palazzolo	Chief Financial Officer and Secretary	April 1, 2019
Vincent Palazzolo	(Principal financial and accounting officer)

/s/ Walter Paulick	Director	April 1, 2019
Walter Paulick

/s/ Harvey Bazaar	Director	April 1, 2019
Harvey Bazaar

/s/ Michael Faber	Director	April 1, 2019
Michael Faber

/s/ Carey Bond	Director	April 1, 2019
Carey Bond