Form 10-Q
period 2019-03-31
CPI AEROSTRUCTURES INC
filed 2019-05-10
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 1-11398

CPI AEROSTRUCTURES, INC.

(Exact name of registrant as specified in its charter)

New York	11-2520310
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

91 Heartland Blvd., Edgewood, NY	11717
(Address of principal executive offices)	(zip code)

(631) 586-5200

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	CVU	NYSE American

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

As of May 3, 2019, the number of shares of common stock, par value $.001 per share, outstanding was 11,819,481.

Part I - Financial Information

Item 1 – Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash	$617,161	$4,128,142
Restricted cash	2,000,000	2,000,000
Accounts receivable, net of allowance for doubtful accounts of $275,000 as of March 31, 2019 and December 31, 2018	6,583,155	8,623,329
Contract assets	120,749,918	113,333,491
Inventory	11,090,995	9,711,997
Refundable income taxes	435,000	435,000
Prepaid expenses and other current assets	1,205,297	1,972,630
Total current assets	142,681,526	140,204,589

Operating lease right-of-use assets	4,927,810	—
Property and equipment, net	3,533,038	2,545,192
Refundable income taxes	—	435,000
Deferred income taxes	486,664	279,318
Other assets	229,552	249,575
Total assets	$151,858,590	$143,713,674

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,364,039	$9,902,481
Accrued expenses	1,089,803	1,558,160
Contract liabilities	3,496,449	3,805,106
Current portion of long-term debt	2,506,099	2,434,981
Operating lease liabilities	1,593,243	—
Line of credit	23,738,685	24,038,685
Income tax payable	253,798	115,000
Total current liabilities	45,042,116	41,854,413

Long-term operating lease liabilities	3,837,678	—
Long-term debt, net of current portion	3,601,883	3,876,238
Deferred income taxes	4,028,553	4,028,553
Other liabilities	—	531,124
Total liabilities	56,510,230	50,290,328

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, 11,736,386 and 11,718,246 shares, respectively, issued and outstanding	11,736	11,715
Additional paid-in capital	70,917,811	70,651,416
Retained earnings	24,418,813	22,760,215
Total Shareholders’ Equity	95,348,360	93,423,346

Total Liabilities and Shareholders’ Equity	$151,858,590	$143,713,674

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
	2019	2018
	(Unaudited)

Revenue	$25,583,531	$18,191,623
Cost of revenue	20,167,721	14,141,755
Gross profit	5,415,810	4,049,868

Selling, general and administrative expenses	2,806,443	2,049,840
Income from operations	2,609,367	2,000,028

Interest expense	510,769	447,263
Income before provision for income taxes	2,098,598	1,552,765

Provision for income taxes	440,000	296,000
Net income	$1,658,598	$1,256,765

Other comprehensive loss net of tax- Change in unrealized loss on interest rate swap	—	(5,800)
Comprehensive income	$1,658,598	$1,250,965

Income per common share – basic	$0.14	$0.14

Income per common share – diluted	$0.14	$0.14

Shares used in computing income per common share:
Basic	11,736,305	8,888,179
Diluted	11,792,818	8,940,385

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance at January 1, 2018	8,864,319	$8,863	$53,770,618	$20,548,652	$(14,800)	$74,313,333
Net income	—	—	—	1,256,765	—	1,256,765
Change in unrealized loss from interest rate swap	—	—	—	—	(5,800)	(5,800)
Common stock issued as employee compensation	5,130	5	45,908	—	—	45,913
Stock-based compensation expense	54,396	51	303,889	—	—	303,940
Balance at March 31, 2018	8,923,845	$8,919	$54,120,415	$21,805,417	$(20,600)	$75,914,151

Balance at January 1, 2019	11,718,246	$11,715	$70,651,416	$22,760,215	$—	$93,423,346
Net income	—	—	—	1,658,598	—	1,658,598
Costs related to stock offering	—	—	(64,371)	—	—	(64,371)
Common stock issued upon exercise of options	521	—	—	—	—	—
Stock-based compensation expense	17,619	21	330,766	—	—	330,787
Balance at March 31, 2019	11,736,386	$11,736	$70,917,811	$24,418,813	$—	$95,348,360

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$1,658,598	$1,256,765
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	209,261	153,297
Debt issuance costs	20,024	21,392
Non-cash lease expense	(28,012)	(17,692)
Stock-based compensation	330,787	303,940
Common stock issued as employee compensation	—	45,913
Deferred income taxes	(207,346)	405,000
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,040,174	1,395,407
Increase in contract assets	(7,416,427)	(2,865,025)
Increase in inventory	(1,378,998)	(49,100)
Decrease in refundable income taxes	435,000	—
Decrease in prepaid expenses and other assets	558,845	98,683
Increase (decrease) in accounts payable and accrued expenses	1,993,200	(3,247,776)
(Decrease) increase in contract liabilities	(686,782)	35,198
Increase (decrease) in income taxes payable	138,798	(109,327)
Net cash used in operating activities	(2,332,878)	(2,573,325)

Cash flows used in investing activities:

Purchase of property and equipment	(210,695)	(156,006)
Net cash used in investing activities	(210,695)	(156,006)

Cash flows from financing activities:

Payments on long-term debt	(603,037)	(418,306)
Proceeds from line of credit	—	2,000,000
Payments on line of credit	(300,000)	—
Stock offering costs paid	(64,371)	—
Net cash (used in) provided by financing activities	(967,408)	1,581,694

Net decrease in cash and restricted cash	(3,510,981)	(1,147,637)
Cash and restricted cash at beginning of period	6,128,142	1,430,877
Cash and restricted cash at end of period	$2,617,161	$283,240

Supplemental disclosures of cash flow information:

Noncash investing and financing activities:
Cash paid during the period for:
Interest	$551,635	$429,614
Income taxes	$90,202	$—

Equipment acquired under financing lease	$399,800	$—

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.       INTERIM FINANCIAL STATEMENTS

The Company consists of CPI Aerostructures, Inc. (“CPI”) and Welding Metallury, Inc. (“WMI”), a wholly owned subsidiary acquired on December 20, 2018 and Compac Development Corporation (“Compac”), a wholly owned subsidiary of WMI, collectively the “Company.”

An operating segment, in part, is a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker (the “CODM”) to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to a limited extent. The Company’s CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has determined that it has a single operating and reportable segment.

The consolidated financial statements of the Company as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected. Such adjustments are of a normal, recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

The Company maintains its cash in four financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed insurance limits. As of March 31, 2019, the Company had $511,170 of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

The Company applied business combination accounting for the WMI acquisition in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”). Business combination accounting requires that the assets acquired and liabilities assumed be recorded at their respective estimated fair values at the date of acquisition. The excess purchase price over fair value of the net assets acquired is recorded as goodwill. In determining estimated fair values, we are required to make estimates and assumptions that affect the recorded amounts, including, but not limited to, expected future cash flows, discount rates, remaining useful lives of long-lived assets, useful lives of identified intangible assets, replacement or reproduction costs of property and equipment and the amounts to be recovered in future periods from acquired net operating losses and other deferred tax assets. Our estimates in this area impact, among other items, the amount of depreciation and amortization, impairment charges in certain instances if the asset becomes impaired, and income tax expense or benefit that we report. Our provisional estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. See Note 3 for a summary and status of the application of business combination accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Effective January 1, 2018, the Company adopted ASC Topic 606 Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method for all of its contracts. ASC 606 requires sales and gross profit to be recognized over the contract period as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset captioned “Contract assets.” Contracts where billings to date have exceeded recognized revenues are recorded as a liability captioned “Contract liabilities.” Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in revenue in the period the change becomes known. ASC 606 involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and tax purposes) as reported and actual cash received during any reporting period. The Company continually evaluates all of the issues related to the assumptions, risks and uncertainties inherent with the process; however, it cannot be assured that estimates will be accurate. If estimates are not accurate or a contract is terminated, the Company is required to adjust revenue in later periods. Furthermore, even if estimates are accurate, there may be a shortfall in cash flow and the Company may need to borrow money, or seek access to other forms of liquidity, to fund its work in process or to pay taxes until the reported earnings materialize as actual cash receipts.

When changes are required for the estimated total revenue on a contract, these changes are recognized with an inception-to-date effect in the current period. Also, when estimates of total costs to be incurred exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

Following the adoption of ASC 606, the Company’s revenue recognition for all of its contracts remained materially consistent with historical practice and there was no material impact on the consolidated financial statements upon adoption.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. On January 1, 2019, the Company adopted the new lease standard using the optional transition method under which comparative financial information will not be restated and continue to apply the provisions of the previous lease standard in its annual disclosures for the comparative periods. In addition, the new lease standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients. As such, the Company did not have to reassess whether expired or existing contracts are or contain a lease and did not have to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases.

ASC 842 also provides practical expedients for an entity's ongoing accounting. The Company elected the short-term lease recognition exemption under which the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing Right-of-Use (“ROU”) assets or lease liabilities for existing short-term leases. The Company elected the practical expedient to not separate lease and non-lease components for certain classes of assets (office buildings).

On January 1, 2019, the Company recognized ROU assets and lease liabilities of approximately $5.3 million and $5.8 million, respectively, on its consolidated balance sheet using an estimated incremental borrowing rate of 6%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The purchase price for the acquisition was $7.9 million, which is subject to a post-closing working capital adjustment. Two million dollars of the purchase price was placed in escrow at closing and may be released after the completion of the working capital adjustment and for the indemnification contingencies. The escrowed amount is shown as restricted cash on the consolidated balance sheet as of March 31, 2019. The working capital adjustment is based on the historical values of components of working capital as defined in the Stock Purchase Agreement. We have calculated a post-closing working capital adjustment. Air Industries formally objected to our calculation. The Stock Purchase Agreement now provides the parties 30 days to come to an agreement on the working capital adjustment. Any areas of disagreement exceeding the 30 days will be submitted for a binding resolution to EisnerAmper LLP. EisnerAmper LLP will have a period of 30 days to resolve the disputes and determine the final working capital adjustment. The working capital purchase price adjustment is expected to be finalized not later than the third quarter of 2019.

The Company is in process of determining the fair values of the assets and liabilities acquired and has recorded provisional estimates as of the acquisition date. As the Company completes this process and additional information becomes known concerning the acquired assets and assumed liabilities, management will likely make adjustments to the fair value of the amounts provisionally recorded in the opening balance sheet of WMI during the measurement period, which is no longer than a one-year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. If the final aggregate fair value of the net assets acquired is less than the final purchase price paid then the Company may be required to record goodwill. Conversely, if the final aggregate fair value of the net assets acquired is in excess of the final purchase price paid then the Company may potentially conclude that the purchase of WMI was a “bargain purchase.”

As stated above, the Company has determined the following provisional estimates of the fair value of the assets acquired and liabilities assumed from WMI:

Provisional Fair Values
Other current assets	$1,049,000
Accounts receivable	1,522,000
Inventory	7,969,000
Property and equipment, net	586,000
Current liabilities	(5,174,000)
Total	$5,952,000

The following table presents the unaudited pro forma revenue and net income for the period presented as if the WMI acquisition had occurred on January 1, 2018, based on the provisional estimates of the fair value of the net assets acquired:

March 31, 2018
Revenue	$20,734,400
Net income	$840,307

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	REVENUE RECOGNITION

The majority of the Company’s revenues are from long-term contracts with the U.S. government and commercial contractors. The contracts with the U.S. government typically are subject to the Federal Acquisition Regulation (“FAR”) which provides guidance on the types of costs that are allowable in establishing prices for goods and services provided under U.S. government contracts. The pricing for commercial contractors is based on the specific negotiations with each customer.

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, and payment terms are identified.

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

All of the Company’s current long-term contracts have a single performance obligation as the promise to transfer the goods or services are not separately identifiable from other promises in the contracts and, therefore, not distinct. The Company’s contracts are often modified to account for changes in contract specifications and requirements. The Company considers contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. All of the Company’s contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price, and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

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

In applying the cost-to-cost input method, the Company compares the actual costs incurred relative to the total estimated costs to determine its progress towards contract completion and to calculate the corresponding amount of estimated revenue and estimated gross profit recognized. For any costs incurred that do not contribute to a performance obligation, the Company excludes such costs from its input methods of revenue recognition as the amounts are not reflective in transferring control of the asset to the customer. Costs to fulfill a performance obligation include labor, materials and subcontractors’ costs, other direct costs and an allocation of indirect costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin for a contract is reflected in revenue in the period the change becomes known. Contract estimates involve considerable use of judgement in determining revenues, profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and tax purposes) as reported and actual cash received during any reporting period. The Company continually evaluates all of the issues related to the assumptions, risks and uncertainties inherent with the application of the cost-to-cost input method; however, it cannot be assured that estimates will be accurate. If estimates are not accurate or a contract is terminated, the Company is required to adjust revenue in later periods. Furthermore, even if estimates are accurate, there may be a shortfall in cash flow and the Company may need to borrow money, or seek access to other forms of liquidity, to fund its work in process or to pay taxes until the reported earnings materialize as actual cash receipts.

For the Company’s uncompleted contracts, contract assets include unbilled amounts when the estimated revenues recognized exceed the amount billed to the customer and right to payment is not just subject to the passage of time. Amounts may not exceed their net realizable value. Contract assets are classified as current. The Company’s contract liabilities consist of billings in excess of estimated revenues recognized and contract losses. Contract liabilities are classified as current. The Company’s contract assets and liabilities are reported on a contract-by-contract basis at the end of each reporting period.

Revenue recognized for the three months ended March 31, 2019, that was included in the contract liabilities at January 1, 2019 was zero.

The Company’s remaining performance obligations represent the transaction price of its long-term contracts for which work has not been performed. As of March 31, 2019, the aggregate amount of transaction price allocated to the remaining performance obligations was $99.3 million. The Company estimates that it expects to recognize approximately 78% of its remaining performance obligations in 2019 and 22% revenue in 2020.

In addition, the Company recognizes revenue for products manufactured by WMI and parts supplied for certain maintenance, repair and overhaul (“MRO”) contracts at a point in time following the transfer of control to the customer, which typically occurs upon shipment or delivery, depending on the terms of the underlying contract.

Revenue from long-term contracts recognized over time and revenue from MRO contracts recognized at a point in time accounted for approximately 88% and 12%, respectively, for the three months ended March 31, 2019.

Revenue by long-term contract type for the three months ended March 31, 2019 and 2018 is as follows:

	March 31,
	2019	2018
Government subcontracts	$16,675,292	$8,137,726
Commercial contracts	6,653,157	7,476,095
Prime government contracts	2,255,082	2,577,802
	$25,583,531	$18,191,623

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	lEases

The Company leases a building and equipment. Under ASC 842, at contract inception we determine whether the contract is or contains a lease and whether the lease should be classified as an operating or a financing lease. Operating leases are included in ROU assets and operating lease liabilities in our consolidated balance sheets.

The Company leases office space under an agreement classified as an operating lease.

The lease agreement expires on April 30, 2022 and does not include any renewal options. The agreement provides for an initial monthly base amount plus annual escalations through the term of the lease.

In addition to the monthly base amounts in the lease agreement, the Company is required to pay real estate taxes and operating expenses during the lease terms.

The Company also leases office equipment in agreements classified as operating leases.

For the three months ended March 31, 2019, the Company’s operating lease expense was $438,328.

Future minimum lease payments under non-cancellable operating leases as of March 31, 2019 were as follows:

Twelve months ending March 31,
2020	$1,875,995
2021	1,918,838
2022	1,951,687
2023	222,922
2024	6,028
Total undiscounted operating lease payments	5,975,470
Less imputed interest	544,549
Present value of operating lease payments	$5,430,921

The following table sets forth the ROU assets and operating lease liabilities as of March 31, 2019:

Assets
ROU Assets	$4,927,810

Liabilities
Current operating lease liabilities	$1,593,243
Long-term operating lease liabilities	3,837,678
Total ROU liabilities	$5,430,921

The Company’s weighted average remaining lease term for its operating leases is 3.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

5.	inventory

The components of inventory consisted of the following:

	March 31, 2019	December 31, 2018
Raw materials	$2,867,039	$3,379,986
Work in progress	5,940,866	4,495,980
Finished goods	2,283,090	1,836,031
	$11,090,995	$9,711,997

6.	stock-based compensation

The Company accounts for stock-based compensation based on the fair value of the stock or stock-based instrument on the date of grant.

In January 2019, the Company granted 75,353 restricted stock units (“RSUs”) to its board of directors as partial compensation for the 2019 year. In January 2018, the Company granted 58,578 RSUs to its board of directors as partial compensation for the 2018 year. RSUs vest quarterly on a straight-line basis over a one-year period. The Company’s net income for the three months ended March 31, 2019 and 2018 includes approximately $250,000 and $273,000, respectively, of non-cash compensation expense related to the RSU grants to the board of directors. This expense is recorded as a component of selling, general and administrative expenses.

In January 2018, the Company granted 5,130 shares of common stock to various employees. For the three months ended March 31, 2018, approximately $10,000 of compensation expense is included in selling, general and administrative expenses and approximately $36,000 of compensation expense is included in cost of revenue for this grant.

In March 2018, the Company granted 68,764 shares of common stock to various employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2022 based upon the service and performance thresholds. For the three months ended March 31, 2019, approximately $85,000 of compensation expense is included in selling, general and administrative expenses and approximately $16,100 of compensation expense is included in cost of revenue for this grant. For the three months ended March 31, 2018, approximately $76,600 of compensation expense is included in selling, general and administrative expenses and approximately $16,100 of compensation expense is included in cost of revenue for this grant.

On February 12, 2019, these employees returned 1,221 common shares, valued at approximately $7,893, to pay the employees’ withholding taxes.

In March 2018, 12,330 and 9,130 of the shares granted in 2016 and 2017, respectively, were forfeited because the Company failed to achieve certain performance criteria for the year ended December 31, 2017. In addition, on March 22, 2018, these employees returned 7,552 common shares, valued at approximately $62,000, to pay the employees’ withholding taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

A summary of the status of the Company’s stock option plans as of March 31, 2019 and changes during the three months ended March 31, 2019 is as follows:

			Weighted
		Weighted	average
		average	remaining
		exercise	contractual	Aggregate
	Options	price	term (in years)	intrinsic value
Outstanding at beginning of period	41,772	$7.58

Exercised during the period	35,000	$6.60

Outstanding and vested at end of period	6,772	$12.67	0.25	$0

During the three months ended March 31, 2019, 35,000 stock options were exercised, pursuant to the provisions of the stock option plan, where the company received no cash, and 34,478 shares of its common stock in exchange for the 35,000 shares issued in the exercise. The 34,478 shares that the Company received were valued at $231,003, the fair market value of the shares on the date of exercise. During the three months ended March 31, 2018, no stock options were granted or exercised.

7.	Fair Value

Fair Value

At March 31, 2019 and December 31, 2018, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	March 31, 2019
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$29,846,667	$29,846,667

	December 31, 2018
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$30,349,903	$30,349,903

We estimated the fair value of debt using market quotes and calculations based on market rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Contract assets and contract liabilities

Net contract assets (liabilities) consist of the following:

	March 31, 2019
	U.S.
	Government	Commercial	Total
Contract assets	$51,201,427	$69,548,491	$120,749,918
Contract liabilities	(3,468,415)	(28,034)	(3,496,449)
Net contract assets	$47,733,012	$69,520,457	$117,253,469

	December 31, 2018
	U.S.
	Government	Commercial	Total
Contract assets	$48,358,481	$64,975,010	$113,333,491
Contract liabilities	(3,780,866)	(24,240)	(3,805,106)
Net contract assets	$44,577,615	$64,950,770	$109,528,385

The increase in the Company’s net contract assets (liabilities) from January 1, 2019 to March 31, 2019 was primarily due to costs incurred on newer programs, like the new design of the HondaJet engine inlet ($1.0 million increase), for which the Company has not begun billing on a steady rate and the Raytheon Next Generation Jammer pod 2.0 ($4.6 million increase). Additionally, contract assets on the Company’s T-38 Pacer Classic program increased $0.8 million and the Company’s F-35 Lock Assembly program increased $0.7 million. This has been partially offset by a decrease in contract assets on our E-2D program ($2.0 million decrease) which is shipping on a regular schedule.

U.S. government contracts includes contracts directly with the U.S. government and government subcontractors.

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the three months ended March 31, 2019, the effect of such revisions in total estimated contract profits resulted in a increase to the total gross profit to be earned on the contracts of approximately $391,000 from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in prior years. During the three months ended March 31, 2018, the effect of such revisions was a decrease to total gross profit of approximately $320,000.

Although management believes it has established adequate procedures for estimating costs to uncompleted open contracts, it is possible that additional significant costs could occur on contracts prior to completion.

9.	income PER COMMON SHARE

Basic income per common share is computed using the weighted average number of common shares outstanding. Diluted income per common share for the three months ended March 31, 2019 and 2018 is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, as well as unvested RSUs. Incremental shares of 56,513 were used in the calculation of diluted income per common share in the three months ended March 31, 2019. Incremental shares of 6,772 were not used in the calculation of diluted income per common share in the three months ended March 31, 2019, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive. Incremental shares of 78,933 were used in the calculation of diluted income per common share in the three months ended March 31, 2018. Incremental shares of 45,249 were not used in the calculation of diluted income per common share in the three months ended March 31, 2018, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

10.	Debt

On March 24, 2016, the Company entered into a Credit Agreement (as amended, the “Credit Agreement”) with BankUnited, N.A. as the sole arranger, administrative agent and collateral agent and Citizens Bank N.A. (the “BankUnited Facility”). The BankUnited Facility provides for a revolving credit loan commitment of $30 million (the “Revolving Loan”) and a $10 million term loan (“Term Loan”). The Revolving Loan bears interest at a rate based upon a pricing grid, as defined in the agreement. The Revolving Loan and Term Loan each mature on June 30, 2020.

Under the Credit Agreement, upon the consummation of a public offering of common stock that results in gross proceeds of $7 million or more, (A) the Company will prepay the loans in an amount equal to 25% of net proceeds of the offering (with $1.2 million applied to the term loan and the remainder applied to the revolving line of credit) and (B) the Company will maintain a minimum of $3 million in either unrestricted cash in an account with BankUnited, N.A., or in availability under the Revolving Loan.

As of March 31, 2019, the Company had $23.7 million outstanding under the Revolving Loan bearing interest at 6.25%.

The Company paid to BankUnited, N.A. commitment and agent fees in the amount of $201,666, together with out-of-pocket costs, expenses, and reasonable attorney’s fees incurred by BankUnited, N.A. in connection with the Amendment.

The Company paid approximately $463,000 of total debt issuance costs in connection with the BankUnited Facility, of which approximately $121,000 is included in other assets and $37,000 is a reduction of long-term debt at March 31, 2019.

The Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the agreement, which matures on June 30, 2020.

The maturities of long-term debt (excluding unamortized debt issuance costs) are as follows:

Twelve months ending March 31,
2020	$2,506,099
2021	3,131,789
2022	204,065
2023	179,055
Thereafter	86,974
$6,107,982

As of March 31, 2019, the Company was in compliance with all of the financial covenants contained in the BankUnited Facility, as amended.

The BankUnited Facility is secured by all of the Company’s assets.

In addition to the Term Loan, included in long-term debt are capital leases and notes payable of $1,236,697, including a current portion of $406,099.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	MAJOR CUSTOMERS

During the three months ended March 31, 2019, the Company’s four largest commercial customers accounted for 25% 13%, 13% and 12% of revenue. During the three months ended March 31, 2018, the Company’s four largest commercial customers accounted for 30%, 14%, 12% and 10% of revenue. In addition, during the three months ended March 31, 2019 and 2018, 9% and 14% of revenue, respectively, was directly from the U.S. government.

At March 31, 2019, 37%, 13%, 13% and 12% of contract assets were from the Company’s four largest commercial customers. At December 31, 2018, 39%, 14%, 13% and 13% of contract assets were from the Company’s four largest commercial customers.

At March 31, 2019 and December 31, 2018, 2% and 2%, respectively, of contract assets were directly from the U.S. government.

At March 31, 2019, 24%, 16%, 15% and 10% of our accounts receivable were from our four largest commercial customers. At December 31, 2018, 20%, 18%, and 17% of accounts receivable were from our three largest commercial customers.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in this report.

Forward Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018 and Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues pursuant to ASC 606, and including estimates of future contract price escalation. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our total backlog as of March 31, 2019 and December 31, 2018 was as follows:

Backlog (Total)	March 31, 2019	December 31, 2018
Funded	$85,669,000	$94,474,000
Unfunded	367,206,000	362,906,000
Total	$452,875,000	$457,380,000

Approximately 84% of the total amount of our total backlog at March 31, 2019 was attributable to government contracts. Our backlog attributable to government contracts at March 31, 2019 and December 31, 2018 was as follows:

Backlog (Government)	March 31, 2019	December 31, 2018
Funded	$78,512,000	$80,812,000
Unfunded	305,466,000	305,582,000
Total	$383,978,000	$386,394,000

Our backlog attributable to commercial contracts at March 31, 2019 and December 31, 2018 was as follows:

Backlog (Commercial)	March 31, 2019	December 31, 2018
Funded	$7,157,000	$13,662,000
Unfunded	61,740,000	57,324,000
Total	$68,897,000	$70,986,000

Our unfunded backlog is primarily comprised of the long-term contracts for the Gulfstream G650, Northrop Grumman E-2D, F-16 Falcon, T-38C trainer aircraft for the U.S. government, Lockheed F-35, HondaJet Light Business Jet, Bell AH-1Z, Sikorsky S-92, Embraer Phenom 300 and Raytheon Next Generation Jammer pod. These long-term contracts are expected to have yearly orders, which will be funded in the future.

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

Following the adoption of ASC 606, the Company’s revenue recognition for all of its contracts remained materially consistent with historical practice and there was no impact in the three months ended March 31, 2018 consolidated financial statements upon adoption.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. On January 1, 2019, the Company adopted the new lease standard using the optional transition method under which comparative financial information will not be restated and continue to apply the provisions of the previous lease standard in its annual disclosures for the comparative periods. In addition, the new lease standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients. As such, the Company did not have to reassess whether expired or existing contracts are or contain a lease; did not have to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases.

ASC 842 also provides practical expedients for an entity's ongoing accounting. The Company elected the short-term lease recognition exemption under which the Company will not recognize Right-of-use (“ROU”) assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases. The Company elected the practical expedient to not separate lease and non-lease components for certain classes of assets (office buildings).

On January 1, 2019, the Company recognized ROU assets and lease liabilities of approximately $5.3 and $5.8 million, respectively, on its consolidated balance sheets using an estimated incremental borrowing rate of 6%.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

Revenue for the three months ended March 31, 2019 was $25,583,531 compared to $18,191,623 for the same period last year, an increase of $7,391,908 or 40.6%. Approximately $2.1 million of this increase is the result of the inclusion of WMI revenue, which we acquired in December of 2018. Additionally, there was an increase of $4.3 million because of the increasing production rates of the Next Generation Jammer pod program as we continue work on pod version 2.0. We also had increases of approximately $0.7 million on the Company’s E-2D program, $0.7 million on the F-35 Lock program and $0.7 million on the Company’s HondaJet program, as these programs are increasing production in 2019.

Revenue from government subcontracts was $16,675,292 for the three months ended March 31, 2019 compared to $8,137,726 for the three months ended March 31, 2018, an increase of $8,537,566 or 104.9%. The increase in revenue is predominately the result of the increasing production rates of the Next Generation Jammer pod program, E-2D program and F-35 program as described above.

Revenue from direct military was $2,255,082 for the three months ended March 31, 2019 compared to $2,577,802 for the three months ended March 31, 2018, a decrease of $322,720 or 12.5%. The decrease in revenue is primarily driven by a decrease in revenue from T-38 kits and a decrease in F-16 sales, due do timing, offset by an increase in revenue because of the addition of WMI.

Revenue from commercial subcontracts was $6,653,157 for the three months ended March 31, 2019 compared to $7,476,095 for the three months ended March 31, 2018, a decrease of $822,938 or 11%. The decrease is predominately the result of lower revenue on the G650 program of approximately $2.0 million, offset by the increase in revenue from HondaJet described above.

Inflation historically has not had a material effect on our operations.

Cost of sales

Cost of sales for the three months ended March 31, 2019 and 2018 was $20,167,721 and $14,141,755, respectively, an increase of $6,025,966 or 42.6%. This increase is the result of the comparable increase in revenue.

The components of the cost of sales were as follows:

	Three months ended
	March 31, 2019	March 31, 2018

Procurement	$13,195,363	$8,645,609
Labor	1,979,759	1,657,719
Factory overhead	5,016,553	3,941,364
Other contract costs (credit), net	(23,954)	(102,937)
Cost of Sales	$20,167,721	$14,141,755

Other contract costs (credit), net for the three months ended March 31, 2019 were $(23,954) compared to $(102,937), a decrease of the credit of $78,983. Other contract costs relate to expenses recognized for changes in estimates and expenses predominately associated with loss contracts. In the three months ended March 31, 2019 and 2018, other contract costs are a credit, as we have incurred actual expenses on our A-10 program that had been previously recognized as part of the change in estimate charge.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Procurement for the three months ended March 31, 2019 was $13,195,363 compared to $8,645,609 an increase of $4,549,754 or 52.6%. This increase is predominately the result of a $2.8 million increase in procurement related to the Raytheon Next Generation Jammer pod program as described above. Additionally, WMI accounted for approximately $0.8 million of procurement.

Labor costs for the three months ended March 31, 2019 were $1,979,759 compared to $1,657,719, an increase of $322,040 or 19.4%. The increase is lower than the corresponding increase in revenue, because a portion of our direct employees were used to facilitate the move of WMI to CPI’s building during the quarter.

Factory overhead for the three months ended March 31, 2019 was $5,016,553 compared to $3,941,364, an increase of $1,075,189 or 27.3%. The increase in factory overhead is predominately the result of an increase of additional costs in the current year related to WMI.

Gross Profit

Gross profit for the three months ended March 31, 2019, was $5,415,810 compared to $4,049,868 for the three months ended March 31, 2018, an increase of $1,365,942 or 33.7%, predominately the result of higher volume.

Favorable/Unfavorable Adjustments to Gross Profit (Loss)

During the three months ended March 31, 2019 and 2018, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in decreases in total gross profit as follows:

	Three months ended
	March 31, 2019	March 31, 2018
Favorable adjustments	$680,000	$175,000
Unfavorable adjustments	(289,000)	(495,000)
Net adjustments	$391,000	$(320,000)

During the three months ended March 31, 2019, we had one contract that had a $330,000 favorable adjustment, caused by the completion of the program at a favorable rate. There were no other material changes favorable or unfavorable during the three months ended March 31, 2019.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the three months ended March 31, 2018, we had one contract which had approximately a $241,000 unfavorable adjustment caused by changing estimates on a long-term program, that we are working with the customer to agree to contract extensions and expect to have to decrease our selling price. Also, we had one contract that had a $128,000 unfavorable adjustment caused by excess overhead and material costs incurred. There were no other material changes favorable or unfavorable during the three months ended March 31, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2019 were $2,806,443 compared to $2,049,840 for the three months ended March 31, 2018, an increase of $756,603, or 36.9%. This change was predominately the result of an increase of additional costs in the current year related to WMI and approximately $110,000 in professional fees, predominately related to additional professional fees for the WMI audit and reporting requirements.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended March 31, 2019 was $2,098,598 compared to $1,552,765 for the same period last year, an increase of $545,833 or 35%, predominately the result of higher government subcontractor revenue.

Provision for Income Taxes

Provision for income taxes was $440,000 for the three months ended March 31, 2019, respectively, compared to provision for income taxes of $296,000 for the three months ended March 31, 2018, respectively. The effective tax rate at March 31, 2019 and 2018 was 21% and 19%, respectively.

Net Income

Net income for the three months ended March 31, 2019 was $1,658,599 or $0.14 per basic share, compared to $1,256,765 or $0.14 per basic share, for the same period last year. Diluted income per share was $0.14 for the three months ended March 31, 2019 calculated utilizing 11,792,818 weighted average shares outstanding. Diluted income per share was $0.14 for the three months ended March 31, 2018 calculated utilizing 8,940,385 weighted average shares outstanding.

Liquidity and Capital Resources

General

At March 31, 2019, we had working capital of $97,639,410 compared to $98,350,176 at December 31, 2018, a decrease of $710,766 or 0.7%.

Cash Flow

A large portion of our cash flow is used to pay for materials and processing costs associated with contracts that are in process and which do not provide for progress payments. Costs for which we are not able to bill on a progress basis are components of “Contract Assets” on our consolidated balance sheets and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Because ASC606 requires us to use estimates in determining revenue, costs and profits and in assigning the amounts to accounting periods, there can be a significant disparity between earnings (both for accounting and tax purposes) as reported and actual cash that we receive during any reporting period. Accordingly, it is possible that we may have a shortfall in our cash flow and may need to borrow money, or to raise additional capital, until the reported earnings materialize into actual cash receipts.

At March 31, 2019, we had a cash balance of $617,161 compared to $4,128,142 at December 31, 2018. Additionally, at March 31, 2019, we have $2,000,000 of restricted cash, which is cash held in escrow pursuant to the WMI acquisition and the determination of a final working capital adjustment.

Our contract assets increased by approximately $7.4 million during the three months ended March 31, 2019.

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

Credit Facilities

Credit Agreement and Term Loan

On March 24, 2016, the Company entered into a Credit Agreement (as amended, the “Credit Agreement”) with BankUnited, N.A. as the sole arranger, administrative agent and collateral agent and Citizens Bank, N.A. (the “BankUnited Facility”). The BankUnited Facility provides for a revolving credit loan commitment of $30 million (the “Revolving Loan”) and a $10 million term loan (“Term Loan”). The Revolving Loan bears interest at a rate based upon a pricing grid, as defined in the agreement. The Revolving Loan and Term Loan each mature on June 30, 2020.

Under the Credit Agreement, upon the consummation of a public offering of common stock that results in gross proceeds of $7 million or more, (A) the Company will prepay the loans in an amount equal to 25% of net proceeds of the offering (with $1.2 million applied to the term loan and the remainder applied to the revolving line of credit) and (B) the Company will maintain a minimum of $3 million in either unrestricted cash in an account with BankUnited, N.A., or in availability under the Revolving Loan.

As of March 31, 2019, the Company had $23.7 million outstanding under the Revolving Loan bearing interest at 6.25%.

The Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the agreement, which matures on June 30, 2020. The maturities of the Term Loan are included in the maturities of long-term debt.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of March 31, 2019, the Company was in compliance with all of the financial covenants contained in the BankUnited Facility, as amended.

The BankUnited Revolving Facility is secured by all of our assets.

Contractual Obligations

For information concerning our contractual obligations, see Contractual Obligations under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019. Based on this evaluation and considering the material weakness in internal control over financial reporting described below, we concluded as of March 31, 2019, that our disclosure controls and procedures were not effective at the reasonable assurance level.

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness in the Company’s internal control over financial reporting was identified subsequent to September 30, 2018 and still exists as of March 31, 2019: that the review control procedures failed to identify, in a timely manner, the miscoding of an invoice in the Company’s records and the resulting overstatement of revenue. Because the foregoing material weakness in the Company’s internal control over financial reporting had not been remediated by or before the filing of the Form 10-Q for the three and nine months ended September 30, 2018 as originally filed with the SEC on November 13, 2018, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2018. The Company has reviewed its financial closing process and has identified the corrective action to remediate the control failure that was the cause of this error and has implemented this control as well as certain other procedures in the first quarter of 2019. The Company believes that the corrective action and implementation of the new control procedures will provide reasonable assurance that this type of error will not occur in the future; however, we have not concluded our evaluation because we have not fully tested the new control.

Our evaluation excluded WMI which was acquired on December 20, 2018. As of and for the three months ended March 31, 2019, WMI represented approximately 8% of total assets and 8% of revenue. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year subsequent to the acquisition while integrating with acquired operations.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting other than as described above.

Part II: Other Information

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

Material risks related to our business, financial condition and results of operations are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 1, 2019.  There have been no material changes to such risk factors.  The risk factors disclosed in our Annual Report should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities for the three months ended March 31, 2019.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit 31.1	Section 302 Certification by Chief Executive Officer and President
Exhibit 31.2	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
Exhibit 32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
Exhibit 101	The following financial information from CPI Aerostructures, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Shareholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: May 10, 2019	By.	/s/ Douglas J. McCrosson
Douglas J. McCrosson
Chief Executive Officer and President

Dated: May 10, 2019	By.	/s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer (Principal Accounting Officer)