Form 10-Q
period 2019-06-30
CPI AEROSTRUCTURES INC
filed 2019-08-08
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 2, 2019, the number of shares of common stock, par value $.001 per share, outstanding was 11,839,066.

Part I - Financial Information

Item 1 – Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash	$752,607	$4,128,142
Restricted cash	2,000,000	2,000,000
Accounts receivable, net of allowance for doubtful accounts of $275,000 as of June 30, 2019 and December 31, 2018	8,399,920	8,623,329
Contract assets	120,254,379	113,333,491
Inventory	11,956,006	9,711,997
Refundable income taxes	435,000	435,000
Prepaid expenses and other current assets	1,118,620	1,972,630
Total current assets	144,916,532	140,204,589

Operating lease right-of-use assets	4,626,916	—
Property and equipment, net	3,362,084	2,545,192
Refundable income taxes	—	435,000
Deferred income taxes	488,319	279,318
Other assets	230,258	249,575
Total assets	$153,624,109	$143,713,674

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,540,234	$9,902,481
Accrued expenses	927,672	1,558,160
Contract liabilities	3,488,823	3,805,106
Current portion of long-term debt	2,507,060	2,434,981
Operating lease liabilities	1,637,869	—
Line of credit	25,738,685	24,038,685
Income tax payable	453,828	115,000
Total current liabilities	46,294,171	41,854,413

Long-term operating lease liabilities	3,464,146	—
Long-term debt, net of current portion	2,981,869	3,876,238
Deferred income taxes	2,638,415	4,028,553
Other liabilities	—	531,124
Total liabilities	55,378,601	50,290,328

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, 11,820,390 and 11,718,246 shares, respectively, issued and outstanding	11,813	11,715
Additional paid-in capital	71,104,425	70,651,416
Retained earnings	27,129,270	22,760,215

Total Shareholders’ Equity	98,245,508	93,423,346

Total Liabilities and Shareholders’ Equity	$153,624,109	$143,713,674

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenue	$23,158,251	$20,261,239	$48,741,782	$38,452,862
Cost of revenue	18,202,069	15,676,421	38,369,790	29,818,176
Gross profit	4,956,182	4,584,818	10,371,992	8,634,686

Selling, general and administrative expenses	2,709,313	2,557,759	5,515,756	4,607,599
Income from operations	2,246,869	2,027,059	4,856,236	4,027,087

Interest expense	575,412	416,834	1,086,181	864,097
Income before provision for (benefit from) income taxes	1,671,457	1,610,225	3,770,055	3,162,990

Provision for (benefit from) income taxes	(1,039,000)	353,000	(599,000)	649,000
Net income	2,710,457	1,257,225	4,369,055	2,513,990

Other comprehensive income net of tax- Change in unrealized loss on interest rate swap	—	20,600	—	14,800
Comprehensive income	$2,710,457	$1,277,825	$4,369,055	$2,528,790

Income per common share – basic	$0.23	$0.14	$0.37	$0.28

Income per common share – diluted	$0.23	$0.14	$0.37	$0.28

Shares used in computing income per common share:
Basic	11,607,415	8,938,331	11,710,357	8,913,394
Diluted	11,644,768	8,980,155	11,747,711	8,953,321

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2018	8,864,319	$8,863	$53,770,618	$20,548,652	$(14,800)	$74,313,333
Net income	—	—	—	1,256,765	—	1,256,765
Change in unrealized loss from interest rate swap	—	—	—	—	(5,800)	(5,800)
Common stock issued as employee compensation	5,130	5	45,908	—	—	45,913
Stock-based compensation expense	54,396	51	303,889	—	—	303,940
Balance at March 31, 2018	8,923,845	8,919	54,120,415	21,805,417	(20,600)	75,914,151
Net income	—	—	—	1,257,225	—	1,257,225
Change in unrealized loss from interest rate swap	—	—	—	—	20,600	20,600
Stock-based compensation expense	14,646	16	155,760	—	—	155,776
Balance at June 30, 2018	8,938,491	$8,935	$54,276,175	$23,062,642	$—	$77,347,752

Balance at January 1, 2019	11,718,246	$11,715	$70,651,416	$22,760,215	$—	$93,423,346
Net income	—	—	—	1,658,598	—	1,658,598
Costs related to stock offering	—	—	(64,371)	—	—	(64,371)
Common stock issued upon exercise of options	521	—	—	—	—	—
Stock-based compensation expense	17,619	21	330,766	—	—	330,787
Balance at March 31, 2019	11,736,386	11,736	70,917,811	24,418,813	—	95,348,360
Net income	—	—	—	2,710,457	—	2,710,457
Costs related to stock offering	—	—	(55,200)	—	—	(55,200)
Common stock issued as employee compensation	4,950	5	32,319	—	—	32,324
Stock-based compensation expense	79,054	72	209,495	—	—	209,567
Balance at June 30, 2019	11,820,390	$11,813	$71,104,425	$27,129,270	$—	$98,245,508

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$4,369,055	$2,513,990
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	483,982	333,276
Debt issuance costs	44,317	42,785
Non-cash lease expense	(56,024)	(35,384)
Stock-based compensation	540,354	459,716
Common stock issued as employee compensation	32,324	45,913
Adjustment for maturity of interest rate swap	—	20,600
Deferred income taxes	(1,599,139)	755,500
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	223,409	(10,724)
Increase in contract assets	(6,920,888)	(4,021,904)
Increase in inventory	(2,244,009)	(125,526)
Decrease in refundable income taxes	435,000	—
Decrease (increase) in prepaid expenses and other assets	645,522	(158,636)
Increase (decrease) in accounts payable and accrued expenses	1,007,265	(3,619,073)
(Decrease) increase in contract liabilities	(694,408)	337,250
Decrease in other liabilities	—	(10,976)
Increase (decrease) in income taxes payable	338,828	(109,327)
Net cash used in operating activities	(3,394,412)	(3,582,520)

Cash flows from investing activities:

Purchase of property and equipment	(314,462)	(369,738)
Net cash used in investing activities	(314,462)	(369,738)

Cash flows from financing activities:
Payments on long-term debt	(1,222,090)	(946,521)
Proceeds from line of credit	2,000,000	4,500,000
Payments on line of credit	(300,000)	—
Stock offering costs paid	(119,571)	—
Debt issue costs paid	(25,000)	—
Net cash provided by financing activities	333,339	3,553,479

Net decrease in cash and restricted cash	(3,375,535)	(398,779)
Cash and restricted cash at beginning of period	6,128,142	1,430,877
Cash and restricted cash at end of period	$2,752,607	$1,032,098
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$1,329,678	$1,047,457
Income taxes	$141,702	$—
Noncash investing and financing activities:
Equipment acquired under financing lease	$399,800	$497,602

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	INTERIM FINANCIAL STATEMENTS

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

The consolidated financial statements of the Company as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

The Company maintains its cash in four financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed insurance limits. As of June 30, 2019, the Company had $1,034,488 of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

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

ASC 842 also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption under which the Company will not recognize right-of-use (“ROU”) assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases. The Company elected the practical expedient to not separate lease and non-lease components for certain classes of assets (office buildings).

On January 1, 2019, the Company recognized ROU assets and lease liabilities of approximately $5.3 million and $5.8 million, respectively, on its consolidated balance sheet using an estimated incremental borrowing rate of 6%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	Business Combinations

As discussed in Note 1, the Company completed the WMI acquisition on December 20, 2018. The acquisition was accounted for as a business combination in accordance with ASC 805. Accordingly, the Company is required to determine and record the fair value of the assets acquired, including any potential intangible assets, and liabilities assumed at the date of acquisition. The acquisition was considered a stock purchase for tax purposes.

The purchase price for the acquisition was $7.9 million, which is subject to a post-closing working capital adjustment. Two million dollars of the purchase price was placed in escrow at closing and may be released after the completion of the working capital adjustment and for the indemnification contingencies. The escrowed amount is shown as restricted cash on the consolidated balance sheet as of June 30, 2019. The working capital adjustment is based on the historical values of components of working capital as defined in the Stock Purchase Agreement. We have calculated a post-closing working capital adjustment. Air Industries formally objected to our calculation. The Stock Purchase Agreement provided the parties 30 days to come to an agreement on the working capital adjustment. The Company and Air Industries could not come to an agreement within the time specified and as such have submitted the issues to BDO USA, LLP for a binding resolution. The working capital purchase price adjustment is expected to be finalized not later than the third quarter of 2019.

The Company is in the process of determining the fair values of the assets and liabilities acquired and has recorded provisional estimates as of the acquisition date. As the Company completes this process and additional information becomes known concerning the acquired assets and assumed liabilities, management will make adjustments to the fair value of the amounts provisionally recorded in the opening balance sheet of WMI during the measurement period, which is no longer than a one-year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. If the final aggregate fair value of the net assets acquired is less than the final purchase price paid, then the Company may be required to record goodwill. Conversely, if the final aggregate fair value of the net assets acquired is in excess of the final purchase price paid, then the Company may potentially conclude that the purchase of WMI was a “bargain purchase.”

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

The following table presents the unaudited pro forma revenue and net income for the period presented as if the WMI Acquisition had occurred on January 1, 2018, based on the provisional estimates of the fair value of the net assets acquired:

	Three Months Ended	Six Months Ended
	June 30, 2018
Revenue	$24,163,306	$44,897,706
Net income	$1,651,953	$2,492,260

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	REVENUE RECOGNITION

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

Revenue recognized for the three and six months ended June 30, 2019, that was included in the contract liabilities at January 1, 2019 was $0 and $0, respectively.

The Company’s remaining performance obligations represent the transaction price of its long-term contracts for which work has not been performed. As of June 30, 2019, the aggregate amount of transaction price allocated to the remaining performance obligations was $132.7 million. The Company estimates that it expects to recognize approximately 33% of its remaining performance obligations in 2019 and 67% revenue in 2020.

In addition, the Company recognizes revenue for products manufactured by WMI and parts supplied for certain MRO contracts at a point in time following the transfer of control to the customer, which typically occurs upon shipment or delivery, depending on the terms of the underlying contract.

Revenue from long-term contracts recognized over time and revenue from contracts recognized at a point in time accounted for approximately 87% and 13%, respectively, for the six months ended June 30, 2019.

Revenue from long-term contracts recognized over time and revenue from contracts recognized at a point in time accounted for approximately 86% and 14%, respectively, for the three months ended June 30, 2019.

Revenue by long-term contract type for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Government subcontracts	$14,586,860	$10,573,932	$31,262,152	$18,711,658
Commercial contracts	6,742,916	7,351,187	13,396,073	14,827,282
Prime government contracts	1,828,475	2,336,120	4,083,557	4,913,922
	$23,158,251	$20,261,239	$48,741,782	$38,452,862

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	lEases

The Company leases a building and equipment. Under ASC 842, at contract inception we determine whether the contract is or contains a lease and whether the lease should be classified as an operating or a financing lease. Operating leases are included in ROU assets and operating lease liabilities in our consolidated balance sheets.

The Company leases manufacturing and office space under an agreement classified as an operating lease.

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

For the three and six months ended June 30, 2019, the Company’s operating lease expense was $439,825 and $878,154, respectively.

Future minimum lease payments under non-cancellable operating leases as of June 30, 2019 were as follows:

Twelve months ending June 30,
2020	$1,899,753
2021	1,942,915
2022	1,645,566
2023	73,405
2024	13,128
Thereafter	1,785
Total undiscounted operating lease payments	5,576,552
Less imputed interest	(474,537)
Present value of operating lease payments	$5,102,015

The following table sets forth the ROU assets and operating lease liabilities as of June 30, 2019:

Assets
ROU Assets	$4,626,916

Liabilities
Current operating lease liabilities	$1,637,869
Long-term operating lease liabilities	3,464,146
Total ROU liabilities	$5,102,015

The Company’s weighted average remaining lease term for its operating leases is 2.6 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Reconciliation of Cash and Restricted cash

The following table provides a reconciliation of cash and restricted cash reported within the statement of cash flows that sum to the total of the same such amounts shown in the statement of cash flows:

	June 30, 2019	June 30, 2018
Cash	$752,607	$1,032,098
Restricted cash	2,000,000	—
Total cash and restricted cash shown in the statement of cash flow	$2,752,607	$1,032,098

6.	inventory

The components of inventory consist of the following:

	June 30, 2019	December 31, 2018
Raw materials	$1,431,995	$3,379,986

Work in progress	7,929,175	4,495,980

Finished goods	2,594,836	1,836,031
	$11,956,006	$9,711,997

7.	stock-based compensation

The Company accounts for stock-based compensation based on the fair value of the stock or stock-based instrument on the date of grant.

In January 2019, the Company granted 75,353 restricted stock units (“RSUs”) to its board of directors as partial compensation for the 2019 year. In January 2018, the Company granted 58,578 RSUs to its board of directors as partial compensation for the 2018 year. RSUs vest quarterly on a straight-line basis over a one-year period. The Company’s net income for the six months ended June 30, 2019 and 2018 includes approximately $380,000 and $415,000, respectively, of non-cash compensation expense related to the RSU grants to the board of directors. This expense is recorded as a component of selling, general and administrative expenses.

In June 2019 a board member retired and 7,326 of his unvested RSUs were forfeited which were valued at approximately $47,000. In addition, in April 2019, the Company granted 6,677 RSUs to one of its board members as partial compensation for the 2019 year. RSUs vest quarterly on a straight-line basis over a one-year period. The Company’s net income for the six months ended June 30, 2019 includes approximately $15,000 of non-cash compensation expense related to the RSU grants to the board member. In June 2019, two board members were granted an additional 2,725 RSUs as partial compensation for the 2019 year. The Company’s net income for the six months ended June 30, 2019 includes approximately $7,000 of non-cash compensation expense related to the RSU grants to the board of directors.

In April 2019, the Company granted 4,950 shares of common stock to various employees. For the six months ended June 30, 2019, approximately $6,000 of compensation expense is included in selling, general and administrative expenses and approximately $26,000 of compensation expense is included in cost of revenue for this grant. In January 2018, the Company granted 5,130 shares of common stock to various employees. For the six months ended June 30, 2018, approximately $10,000 of compensation expense is included in selling, general and administrative expenses and approximately $36,000 of compensation expense is included in cost of revenue for this grant.

In March 2018, the Company granted 68,764 shares of common stock to various employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2022 based upon the service and performance thresholds. For the six months ended June 30, 2019, approximately $140,000 of compensation expense is included in selling, general and administrative expenses and approximately $27,000 of compensation expense is included in cost of revenue for this grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In April 2019, the Company granted 94,972 shares of common stock to various employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2023 based upon the service and performance thresholds. For the six months ended June 30, 2019, approximately $69,000 of compensation expense is included in selling, general and administrative expenses and approximately $21,000 of compensation expense is included in cost of revenue for this grant.

On February 12, 2019, these employees returned 1,221 common shares, valued at approximately $7,893, to pay the employees’ withholding taxes.

In April 2019, 11,193, 8,299 and 8,593 of the shares granted in 2016, 2017 and 2018, respectively, were forfeited because the Company failed to achieve certain performance criteria for the year ended December 31, 2018. In addition, on April 2, 2019, these employees returned 9,806 common shares, valued at approximately $64,000, to pay the employees’ withholding taxes.

In March 2018, 12,330 and 9,130 of the shares granted in 2016 and 2017, respectively, were forfeited because the Company failed to achieve certain performance criteria for the year ended December 31, 2017. In addition, on March 22, 2018, these employees returned 7,552 common shares, valued at approximately $62,000, to pay the employees’ withholding taxes.

A summary of the status of the Company’s stock option plans as of June 30, 2019 and changes during the six months ended June 30, 2019 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of period	41,772	$7.58

Exercised during the period	35,000	$6.60

Forfeited during the period	6,772

Outstanding and vested at end of period	—	$0.00	0.0	$0

During the six months ended June 30, 2019, 35,000 stock options were exercised, pursuant to the provisions of the stock option plan, where the Company received no cash and 34,478 shares of its common stock in exchange for the 35,000 shares issued in the exercise. The 34,478 shares that the Company received were valued at $231,003, the fair market value of the shares on the date of exercise. During the six months ended June 30, 2018, no stock options were granted or exercised.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Fair Value

Fair Value

At June 30, 2019 and December 31, 2018, the fair values of cash, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments.

	June 30, 2019
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$31,227,614	$31,227,614

	December 31, 2018
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$30,349,904	$30,349,904

We estimated the fair value of debt using market quotes and calculations based on market rates.

9.	Contract assets and contract liabilities

Net contract assets consist of the following:

	June 30, 2019
	U.S.
	Government	Commercial	Total
Contract assets	$50,056,686	$70,197,693	$120,254,379
Contract liabilities	(3,486,110)	(2,713)	(3,488,823)
Net contract assets	$46,570,576	$70,194,980	$116,765,556

	December 31, 2018
	U.S.
	Government	Commercial	Total
Contract assets	$48,358,481	$64,975,010	$113,333,491
Contract liabilities	(3,780,866)	(24,240)	(3,805,106)
Net contract assets	$44,577,615	$64,950,770	$109,528,385

The increase in the Company’s net contract assets from January 1, 2019 to June 30, 2019 was primarily due to costs incurred on newer programs, such as the new design of the HondaJet engine inlet ($1.5 million increase), for which the Company has not begun billing on a steady rate and the Raytheon Next Generation Jammer pod 2.0 ($5.0 million increase). Additionally, contract assets on the Company’s F-35 Lock Assembly program increased $0.9 million. This has been partially offset by a decrease in contract assets on our E-2D program ($3.5 million decrease) which is shipping on a regular schedule.

U.S. government contracts includes contracts directly with the U.S. government and government subcontractors.

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the six months ended June 30, 2019, the effect of such revisions in total estimated contract profits resulted in an increase to the total gross profit to be earned on the contracts of approximately $326,000 from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in prior years. During the six months ended June 30, 2018, the effect of such revisions was a decrease to total gross profit of approximately $275,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Although management believes it has established adequate procedures for estimating costs to uncompleted open contracts, it is possible that additional significant costs could occur on contracts prior to completion.

10.	income PER COMMON SHARE

Basic income per common share is computed using the weighted average number of common shares outstanding. Diluted income per common share for the three and six months ended June 30, 2019 and 2018 is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, as well as unvested RSUs. Incremental shares of 37,354 were used in the calculation of diluted income per common share in the three and six months ended June 30, 2019. Incremental shares of 64,287 were used in the calculation of diluted income per common share in the three and six months ended June 30, 2018. Incremental shares of 45,249 were not used in the calculation of diluted income per common share in the three and six months ended June 30, 2018, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.

11.	Debt

On March 24, 2016, the Company entered into a Credit Agreement (as amended, the “Credit Agreement”) with BankUnited, N.A. as the sole arranger, administrative agent and collateral agent and a lender and Citizens Bank N.A. as a lender (the “BankUnited Facility”). The BankUnited Facility provides for a revolving credit loan commitment of $30 million (the “Revolving Loan”) and a $10 million term loan (“Term Loan”). The Revolving Loan bears interest at a rate based upon a pricing grid, as defined in the agreement. On June 25, 2019, the Credit Agreement was amended and the Company and the banks entered into an assignment and acceptance agreement whereby Citizens Bank N.A.’s interest in the BankUnited Facility was transferred to BNB Bank. Additionally, the Revolving Loan and Term Loan maturity date was extended to June 30, 2021.

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

As of June 30, 2019, the Company had $25.7 million outstanding under the Revolving Loan bearing interest at 5.87%.

The Company paid to BankUnited, N.A. commitment and agent fees in the amount of $201,666, together with out-of-pocket costs, expenses, and reasonable attorney’s fees incurred by BankUnited, N.A. in connection with the amendment.

The Company paid approximately $488,000 of total debt issuance costs in connection with the BankUnited Facility, of which approximately $122,000 is included in other assets and $30,000 is a reduction of long-term debt at June 30, 2019.

The Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the agreement, which originally matured on June 30, 2020.

The maturities of long-term debt (excluding unamortized debt issuance costs) are as follows:

Twelve months ending June 30,
2020	$2,507,060
2021	2,567,767
2022	197,819
2023	156,578
Thereafter	59,705
$5,488,929

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 30, 2019, the Company was in compliance with all of the financial covenants contained in the BankUnited Facility, as amended.

The BankUnited Facility is secured by all of the Company’s assets.

In addition to the Term Loan, included in long-term debt are capital leases and notes payable of $1,135,234, including a current portion of $407,060.

12.	Income taxes

In February 2019, the Company received information that the net operating loss carryback that was generated in 2014 and carried back to 2012-13 was under examination and could possibly be disallowed by the IRS. The Company had not received a written notice or tax assessment related to the possible disallowance of the net operating loss carryback. Although the Company had not received any formal documentation or notice of such disallowance, in accordance with ASC 740-10 “Accounting for Uncertainty in Tax Positions,” the Company recorded a liability of approximately $3.1 million in the year ended December 31, 2018 for this uncertainty. The liability represents the maximum net tax adjustment for the disallowance of the net operating loss carryback, computed at the pre-2018 tax rates, and tax savings of recording a net operating loss carryforward, calculated at the current tax rates.

In May 2019, the Company received further information from the IRS related to the possible disallowance of our net operating loss carryback. Based on the new IRS communication, the liability related to this uncertain tax position was reduced by approximately $1.4 million in the three months ended June 30, 2019, which results in a benefit from income taxes of $1,039,000 and $599,000 for the three and six months ended June 30, 2019, respectively, compared to provision for income taxes of $353,000 and $649,000 for the three and six months ended June 30, 2018, respectively.

The Company has not yet received an assessment of additional tax related to this matter. If the Company receives an official tax assessment we have the ability to appeal the disallowance, as well as go to tax court to challenge the notice.

13.	MAJOR CUSTOMERS

During the six months ended June 30, 2019, the Company’s four largest commercial customers accounted for 25% 15%, 14% and 11% of revenue. During the six months ended June 30, 2018, the Company’s four largest commercial customers accounted for 27%, 13%, 13% and 10% of revenue. In addition, during the six months ended June 30, 2019 and 2018, 8% and 13% of revenue, respectively, was directly from the U.S. government.

At June 30, 2019, 38%, 13%, 13% and 10% of contract assets were from the Company’s four largest commercial customers. At December 31, 2018, 39%, 14%, 13% and 13% of contract assets were from the Company’s four largest commercial customers.

At June 30, 2019 and December 31, 2018, 2% and 2%, respectively, of contract assets were directly from the U.S. government.

At June 30, 2019, 31%, 20%, 11% and 10% of our accounts receivable were from our four largest commercial customers. At December 31, 2018, 20%, 18%, and 17% of accounts receivable were from our three largest commercial customers.

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

Recent defense industry consolidation may result in leaner supply chains across the industry, a decrease in the number of preferred suppliers, and new priorities for consolidated OEMs, increasing competition for the programs and contracts that we supply. In addition, vertical consolidation may mean that our major customers may choose not to outsource production of products that we currently supply.

We have positioned our Company to take advantage of opportunities in the military aerospace market to a broad customer base, which we believe will reduce the potential impact of industry consolidation. Our success as a subcontractor to defense prime contractors has provided us with opportunities to act as a subcontractor to prime contractors in the production of commercial aircraft structures, which we believe will also reduce our exposure to defense industry consolidation, government spending decisions, and other defense industry risks.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues pursuant to ASC 606, and including estimates of future contract price escalation. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our total backlog as of June 30, 2019 and December 31, 2018 was as follows:

Backlog (Total)	June 30, 2019	December 31, 2018
Funded	$94,050,000	$94,474,000
Unfunded	353,519,000	362,906,000
Total	$447,569,000	$457,380,000

Approximately 86% of the total amount of our total backlog at June 30, 2019 was attributable to government contracts. Our backlog attributable to government contracts at June 30, 2019 and December 31, 2018 was as follows:

Backlog (Government)	June 30, 2019	December 31, 2018
Funded	$82,483,000	$80,812,000
Unfunded	302,840,000	305,582,000
Total	$385,323,000	$386,394,000

Our backlog attributable to commercial contracts at June 30, 2019 and December 31, 2018 was as follows:

Backlog (Commercial)	June 30, 2019	December 31, 2018
Funded	$11,567,000	$13,662,000
Unfunded	50,679,000	57,324,000
Total	$62,246,000	$70,986,000

Our unfunded backlog is primarily comprised of the long-term contracts for the Gulfstream G650, Northrop Grumman E-2D, F-16 Falcon, T-38C trainer aircraft for the U.S. government, Lockheed F-35, HondaJet Light Business Jet, Bell AH-1Z, Sikorsky S-92, Blackhawk helicopters, Embraer Phenom 300 and Raytheon Next Generation Jammer pod. These long-term contracts are expected to have yearly orders, which will be funded in the future.

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

ASC 842 also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption under which the Company will not recognize right-of-use (“ROU”) assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases. The Company elected the practical expedient to not separate lease and non-lease components for certain classes of assets (office building).

On January 1, 2019, the Company recognized ROU assets and lease liabilities of approximately $5.3 million and $5.8 million, respectively, on its consolidated balance sheets using an estimated incremental borrowing rate of 6%.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

Revenue for the three months ended June 30, 2019 was $23,158,251 compared to $20,261,239 for the same period last year, an increase of $2,897,012 or 14.3%. Approximately $1.8 million of this increase is the result of the inclusion of WMI revenue, which we acquired in December of 2018. Additionally, there was an increase of $3.1 million because of the increasing production rates of the Next Generation Jammer pod program. These increases were offset by a decrease in revenue on the G650 program.

Revenue for the six months ended June 30, 2019 was $48,741,782 compared to $38,452,862 for the same period last year, an increase of $10,288,920 or 26.8%. Approximately $3.9 million of this increase is the result of the inclusion of WMI revenue, which we acquired in December of 2018. Additionally, there was an increase of $7.4 million because of the increasing production rates of the Next Generation Jammer pod program.

Revenue from government subcontracts was $14,586,860 for the three months ended June 30, 2019 compared to $10,573,932 for the three months ended June 30, 2018, an increase of $4,012,928 or 38.0%. The increase in revenue is predominately the result of the increasing production rates of the Next Generation Jammer pod program as described above.

Revenue from government subcontracts was $31,262,152 for the six months ended June 30, 2019 compared to $18,711,658 for the six months ended June 30, 2018, an increase of $12,550,494 or 67.1%. The increase in revenue is predominately the result of the increasing production rates of the Next Generation Jammer pod program as described above.

Revenue from direct military was $1,828,475 for the three months ended June 30, 2019 compared to $2,336,120 for the three months ended June 30, 2018, a decrease of $507,645 or 21.7%. The decrease in revenue is primarily driven by a decrease in revenue from T-38 kits, offset by an increase in revenue because of F-16 sales and the addition of WMI.

Revenue from direct military was $4,083,557 for the six months ended June 30, 2019 compared to $4,913,922 for the six months ended June 30, 2018, a decrease of $830,365 or 16.9%. The decrease in revenue is primarily driven by a decrease in revenue from T-38 kits, offset by an increase in revenue of F-16 sales and the addition of WMI.

Revenue from commercial subcontracts was $6,742,916 for the three months ended June 30, 2019 compared to $7,351,187 for the three months ended June 30, 2018, a decrease of $608,271 or 8.3%. The decrease is predominately the result of lower revenue on the G650 program of approximately $0.8 million, offset by the increase in revenue from HondaJet program of approximately $0.1 million.

Revenue from commercial subcontracts was $13,396,073 for the six months ended June 30, 2019 compared to $14,827,282 for the six months ended June 30, 2018, a decrease of $1,431,209 or 9.7%. The decrease is predominately the result of lower revenue on the G650 program of approximately $2.7 million, offset by the increase in revenue from HondaJet program of approximately $0.8 million.

Inflation historically has not had a material effect on our operations.

Cost of sales

Cost of sales for the three months ended June 30, 2019 and 2018 was $18,202,069 and $15,676,421, respectively, an increase of $2,525,648 or 16.1%. This increase is the result of the comparable increase in revenue.

Cost of sales for the six months ended June 30, 2019 and 2018 was $38,369,790 and $29,818,176, respectively, an increase of $8,551,614 or 28.7%. This increase is the result of the comparable increase in revenue.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The components of the cost of sales were as follows:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Procurement	$12,295,771	$10,299,378	$26,870,132	$18,944,987
Labor	1,929,761	1,589,576	3,909,520	3,247,295
Factory overhead	4,907,050	3,687,518	9,923,603	7,628,882
Other contract costs (credit), net	(65,502)	99,949	(89,456)	(2,988)
Inventory change	(865,011)	—	(2,244,009)	—
Cost of Sales	$18,202,069	$15,676,421	$38,369,790	$29,818,176

Other contract costs (credit), net for the three months ended June 30, 2019 were $(65,502) compared to $99,949, an increase of the credit of $165,451. Other contract costs (credit), net for the six months ended June 30, 2019 were $(89,456) compared to $(2,988), an increase of the credit of $86,468. Other contract costs relate to expenses recognized for changes in estimates and expenses predominately associated with loss contracts. In the three months ended June 30, 2019 and six months ended June 30, 2019 and 2018, other contract costs are a credit, as we have incurred actual expenses on our A-10 program that had been previously recognized as part of the change in estimate charge.

Procurement for the three months ended June 30, 2019 was $12,295,771 compared to $10,299,378, an increase of $1,996,393 or 19.4%. This increase is predominately the result of a $2.1 million increase in procurement related to the Raytheon Next Generation Jammer pod program as described above. Additionally, WMI accounted for approximately $1.2 million of procurement. Procurement for the six months ended June 30, 2019 was $26,870,132 compared to $18,944,987, an increase of $7,925,145 or 41.8%. The increase in procurement for the months ended June 30, 2019 was a result of the same programs as described above.

Labor costs for the three months ended June 30, 2019 were $1,929,761 compared to $1,589,576, an increase of $340,185 or 21.4%. The increase is predominantly the result of labor associated with the Next Generation Jammer pod program, which is very labor intensive.

Labor costs for the six months ended June 30, 2019 were $3,909,520 compared to $3,247,295, an increase of $662,225 or 20.4%. The increase is lower than the corresponding increase in revenue, because a portion of our direct employees were used to facilitate the move of WMI to CPI’s building during the quarter.

Factory overhead for the three months ended June 30, 2019 was $4,907,050 compared to $3,687,518, an increase of $1,219,532 or 33.1%. The increase in factory overhead is predominately the result of an increase of additional costs in the current year related to WMI.

Factory overhead for the six months ended June 30, 2019 was $9,923,603 compared to $7,628,882, an increase of $2,294,721 or 30.1%. The increase in factory overhead is predominately the result of an increase of additional costs in the current year related to WMI.

Gross Profit

Gross profit for the three months ended June 30, 2019 was $4,956,182 compared to $4,584,818 for the three months ended June 30, 2018, an increase of $371,364 or 8.1%, predominately the result of higher volume.

Gross profit for the six months ended June 30, 2019 was $10,371,992 compared to $8,634,686 for the six months ended June 30, 2018, an increase of $1,737,306 or 20.1%, predominately the result of higher volume.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Favorable/Unfavorable Adjustments to Gross Profit (Loss)

During the six months ended June 30, 2019 and 2018, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in changes in total gross profit as follows:

	Six months ended
	June 30, 2019	June 30, 2018
Favorable adjustments	$733,000	$266,000
Unfavorable adjustments	(407,000)	(539,000)
Net adjustments	$326,000	$(273,000)

During the six months ended June 30, 2019, we had one contract that had a $375,000 favorable adjustment, caused by the completion of the program at a favorable rate. Also, we had one contract that had a $241,000 unfavorable adjustment caused by excess overhead and material costs incurred. There were no other material changes favorable or unfavorable during the six months ended June 30, 2019.

During the six months ended June 30, 2018, we had one contract which had approximately $376,000 of an unfavorable adjustment caused by changing estimates on a long-term program, for which we are working with the customer to agree to contract extensions and are adjusting our long-term margin estimates. Also, we had one contract that had an $117,000 unfavorable adjustment caused by excess overhead and material costs incurred. In addition, we had one contract that had an $113,000 unfavorable adjustment caused by excess overhead and material costs incurred. There were no other material changes favorable or unfavorable during the six months ended June 30, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2019 were $2,709,313 compared to $2,557,759 for the three months ended June 30, 2018, an increase of $151,554, or 5.9%. This change was predominately the result of an increase of additional costs in the current year related to WMI and approximately $247,000 in salaries.

Selling, general and administrative expenses for the six months ended June 30, 2019 were $5,515,756 compared to $4,607,599 for the six months ended June 30, 2018, an increase of $908,157, or 19.7%. This change was predominately the result of an increase of additional costs in the current year related to WMI and approximately $190,000 in salaries.

Income Before Provision for (Benefit from) Income Taxes

Income before provision for (benefit from) income taxes for the three months ended June 30, 2019 was $1,671,457 compared to $1,610,225 for the same period last year, an increase of $61,232 or 3.8%, predominately the result of higher government subcontractor revenue. Income before provision for (benefit from) income taxes for the six months ended June 30, 2019 was $3,770,055 compared to $3,162,990 for the same period last year, an increase of $607,065 or 19.2%, predominately the result of higher government subcontractor revenue.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for (Benefit from) Income Taxes

In February 2019, the Company received information that the net operating loss carryback that was generated in 2014 and carried back to 2012-13 was under examination and could possibly be disallowed by the IRS. The Company had not received a written notice or tax assessment related to the possible disallowance of our net operating loss carryback. Although the Company had not received any formal documentation or notice of such disallowance, in accordance with ASC 740-10 “Accounting for Uncertainty in Tax Positions,” the Company recorded a liability of approximately $3.1 million in the year ended December 31, 2018 for this uncertainty. The liability represents the maximum net tax adjustment for the disallowance of the net operating loss carryback, computed at the pre-2018 tax rates, and tax savings of recording a net operating loss carryforward, calculated at the current tax rates.

In May 2019, we received further information from the IRS related to the possible disallowance of our net operating loss carryback. Based on the new IRS communication, the liability related to this uncertain tax position was reduced by approximately $1.4 million in the three months ended June 30, 2019, which results in a benefit from income taxes of $1,039,000 and $599,000 for the three and six months ended June 30, 2019, respectively, compared to provision for income taxes of $353,000 and $649,000 for the three and six months ended June 30, 2018, respectively.

We have not yet received an assessment of additional tax related to this matter. If we receive an official tax assessment we have the ability to appeal the disallowance, as well as go to tax court to challenge the notice.

Net Income

Net income for the three months ended June 30, 2019 was $2,710,457 or $0.23 per basic share, compared to $1,257,225 or $0.14 per basic share, for the same period last year. Diluted income per share was $0.23 for the three months ended June 30, 2019 calculated utilizing 11,644,768 weighted average shares outstanding. Diluted income per share was $0.14 for the three months ended June 30, 2018 calculated utilizing 8,980,155 weighted average shares outstanding.

Net income for the six months ended June 30, 2019 was $4,369,055 or $0.37 per basic share, compared to $2,513,990 or $0.28 per basic share, for the same period last year. Diluted income per share was $0.37 for the six months ended June 30, 2019 calculated utilizing 11,747,711 weighted average shares outstanding. Diluted income per share was $0.28 for the six months ended June 30, 2018 calculated utilizing 8,953,321 weighted average shares outstanding.

Net income for the three and six months ended June 30, 2019 includes an approximate $0.09 adjustment for the reversal of tax liability described above.

Liquidity and Capital Resources

General

At June 30, 2019, we had working capital of $98,622,361 compared to $98,350,176 at December 31, 2018, an increase of $272,185 or 0.3%.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Because ASC 606 requires us to use estimates in determining revenue, costs and profits and in assigning the amounts to accounting periods, there can be a significant disparity between earnings (both for accounting and tax purposes) as reported and actual cash that we receive during any reporting period. Accordingly, it is possible that we may have a shortfall in our cash flow and may need to borrow money, or to raise additional capital, until the reported earnings materialize into actual cash receipts.

At June 30, 2019, we had a cash balance of $752,607 compared to $4,128,142 at December 31, 2018. Additionally, at June 30, 2019 and December 31, 2018, we have $2,000,000 of restricted cash, which is cash held in escrow pursuant to the WMI acquisition and the determination of a final working capital adjustment.

Our contract assets increased by approximately $6.9 million during the six months ended June 30, 2019.

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

Credit Facilities

Credit Agreement and Term Loan

On March 24, 2016, the Company entered into a Credit Agreement (as amended, the “Credit Agreement”) with BankUnited, N.A. as the sole arranger, administrative agent and collateral agent and a lender Citizens Bank, N.A. as a lender (the “BankUnited Facility”). The BankUnited Facility provides for a revolving credit loan commitment of $30 million (the “Revolving Loan”) and a $10 million term loan (“Term Loan”). The Revolving Loan bears interest at a rate based upon a pricing grid, as defined in the agreement. On June 25, 2019, the Credit Agreement was amended and the Company and the banks entered into an assignment and acceptance agreement whereby Citizens Bank N.A.’s interest in the BankUnited Facility was transferred to BNB Bank. Additionally, the Revolving Loan and Term Loan maturity date was extended to June 30, 2021.

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

As of June 30, 2019, the Company had $25.7 million outstanding under the Revolving Loan bearing interest at 5.87%.

The Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the agreement, which matures on June 30, 2021. The maturities of the Term Loan are included in the maturities of long-term debt.

As of June 30, 2019, the Company was in compliance with all of the financial covenants contained in the BankUnited Facility, as amended.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019. Based on this evaluation and considering the material weakness in internal control over financial reporting described below, we concluded as of June 30, 2019, that our disclosure controls and procedures were not effective at the reasonable assurance level.

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness was identified subsequent to September 30, 2018 and still exists as of June 30, 2019. The review control procedures were inadequately designed to ensure that sales invoices were coded to the correct contract type. The result was a failure to identify, in a timely manner, the miscoding of an invoice in the Company’s records and the resulting overstatement of revenue. Because the foregoing material weakness in the Company’s internal control over financial reporting had not been remediated by or before the filing of the Form 10-Q for the three and nine months ended September 30, 2018 as originally filed with the SEC on November 13, 2018, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2018. The Company has reviewed its financial closing process and has identified the corrective action to remediate the control failure that was the cause of this error and has implemented this control as well as certain other procedures in the first quarter of 2019. The Company believes that the corrective action and implementation of the new control procedures will provide reasonable assurance that this type of error will not occur in the future; however, we have not concluded our evaluation because we have not fully tested the new control.

Our evaluation excluded WMI which was acquired on December 20, 2018. As of and for the six months ended June 30, 2019, WMI represented approximately 9% of total assets and 8% of revenue. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting other than as described above.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities for the six months ended June 30, 2019.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit 31.1	Section 302 Certification by Chief Executive Officer and President
Exhibit 31.2	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
Exhibit 32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
Exhibit 101	The following financial information from CPI Aerostructures, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Shareholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: August 8, 2019	By.	/s/ Douglas J. McCrosson
Douglas J. McCrosson
Chief Executive Officer and President

Dated: August 8, 2019	By.	/s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer (Principal Accounting Officer)