Form 10-Q
period 2019-09-30
CPI AEROSTRUCTURES INC
filed 2019-11-08
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2019

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

As of November 4, 2019, the number of shares of common stock, par value $.001 per share, outstanding was 11,857,737.

INDEX

Part I - Financial Information

Part I - Financial Information

Item 1 – Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash	$468,536	$4,128,142
Restricted cash	2,000,000	2,000,000
Accounts receivable, net of allowance for doubtful accounts of $275,000 as of September 30, 2019 and December 31, 2018	10,284,768	8,623,329
Contract assets	121,458,084	113,333,491
Inventory	10,404,058	9,711,997
Refundable income taxes	435,000	435,000
Prepaid expenses and other current assets	966,522	1,972,630
Total current assets	146,016,968	140,204,589

Operating lease right-of-use assets	4,259,868	—
Property and equipment, net	3,137,194	2,545,192
Refundable income taxes	—	435,000
Deferred income taxes	—	279,318
Other assets	207,096	249,575
Total assets	$153,621,126	$143,713,674

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,892,353	$9,902,481
Accrued expenses	1,458,961	1,558,160
Contract liabilities	1,823,255	3,805,106
Current portion of long-term debt	2,499,012	2,434,981
Operating lease liabilities	1,673,244	—
Line of credit	26,738,685	24,038,685
Income tax payable	—	115,000
Total current liabilities	45,085,510	41,854,413

Long-term operating lease liabilities	3,033,710	—
Long-term debt, net of current portion	2,371,797	3,876,238
Deferred income taxes	2,964,600	4,028,553
Other liabilities	—	531,124
Total liabilities	53,455,617	50,290,328

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, 11,839,065 and 11,718,246 shares, respectively, issued and outstanding	11,838	11,715
Additional paid-in capital	71,357,488	70,651,416
Retained earnings	28,796,183	22,760,215

Total Shareholders’ Equity	100,165,509	93,423,346
Total Liabilities and Shareholders’ Equity	$153,621,126	$143,713,674

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Revenue	$25,711,153	$19,017,301	$74,452,935	$57,470,163
Cost of revenue	20,748,065	15,146,080	59,117,855	44,964,256
Gross profit	4,963,088	3,871,221	15,335,080	12,505,907

Selling, general and administrative expenses	2,594,980	2,584,560	8,110,736	7,192,159
Income from operations	2,368,108	1,286,661	7,224,344	5,313,748

Interest expense	378,195	574,765	1,464,376	1,438,862
Income before provision for (benefit from) income taxes	1,989,913	711,896	5,759,968	3,874,886

Provision for (benefit from) income taxes	323,000	126,000	(276,000)	775,000
Net income	1,666,913	585,896	6,035,968	3,099,886

Other comprehensive income net of tax- Change in unrealized loss on interest rate swap	—	20,600	—	14,800
Comprehensive income	$1,666,913	$606,496	$6,035,968	$3,114,686

Income per common share – basic	$0.14	$0.07	$0.51	$0.35

Income per common share – diluted	$0.14	$0.07	$0.51	$0.35

Shares used in computing income per common share:
Basic	11,838,862	8,952,979	11,796,580	8,926,734
Diluted	11,857,534	8,977,075	11,815,252	8,951,640

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’Equity

Balance at January 1, 2018	8,864,319	$8,863	$53,770,618	$20,548,652	$(14,800)	$74,313,333
Net income	—	—	—	1,256,765	—	1,256,765
Change in unrealized loss from interest rate swap	—	—	—	—	(5,800)	(5,800)
Common stock issued as employee compensation	5,130	5	45,908	—	—	45,913
Stock-based compensation expense	54,396	51	303,889	—	—	303,940
Balance at March 31, 2018	8,923,845	8,919	54,120,415	21,805,417	(20,600)	75,914,151
Net income	—	—	—	1,257,225	—	1,257,225
Change in unrealized loss from interest rate swap	—	—	—	—	20,600	20,600
Stock-based compensation expense	14,646	16	155,760	—	—	155,776
Balance at June 30, 2018	8,938,491	8,935	54,276,175	23,062,642	—	77,347,752
Net income	—	—	—	585,896	—	585,896
Stock-based compensation expense	14,646	15	76,439	—	—	76,454
Balance at September 30, 2018	8,953,137	$8,950	$54,352,614	$23,648,538	$—	$78,010,102

Balance at January 1, 2019	11,718,246	$11,715	$70,651,416	$22,760,215	$—	$93,423,346
Net income	—	—	—	1,658,598	—	1,658,598
Costs related to stock offering	—	—	(64,371)	—	—	(64,371)
Common stock issued upon exercise of options	521	—	—	—	—	—
Stock-based compensation expense	17,619	21	330,766	—	—	330,787
Balance at March 31, 2019	11,736,386	11,736	70,917,811	24,418,813	—	95,348,360
Net income	—	—	—	2,710,457	—	2,710,457
Costs related to stock offering	—	—	(55,200)	—	—	(55,200)
Common stock issued as employee compensation	4,950	5	32,319	—	—	32,324
Stock-based compensation expense	79,054	72	209,495	—	—	209,567
Balance at June 30, 2019	11,820,390	11,813	71,104,425	27,129,270	—	98,245,508
Net income	—	—	—	1,666,913	—	1,666,913
Stock-based compensation expense	18,675	25	253,063	—	—	253,088
Balance at September 30, 2019	11,839,065	$11,838	$71,357,488	$28,796,183	$—	$100,165,509

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$6,035,968	$3,099,886
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	729,319	521,255
Debt issuance costs	67,479	58,990
Non-cash lease expense	(84,036)	(53,073)
Stock-based compensation	793,440	536,170
Common stock issued as employee compensation	32,324	45,913
Adjustment for maturity of interest rate swap	—	20,600
Bad debt expense		125,000
Deferred income taxes	(784,635)	881,500
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,661,439)	(1,109,365)
Increase in contract assets	(8,124,593)	(2,009,154)
Increase in inventory	(692,061)	(95,268)
Decrease in refundable income taxes	435,000	—
Decrease in prepaid expenses and other assets	797,622	177,625
Increase (decrease) in accounts payable and accrued expenses	890,672	(5,347,688)
(Decrease) increase in contract liabilities	(2,359,976)	218,493
Decrease in other liabilities	—	(10,976)
Decrease in income taxes payable	(115,000)	(109,327)
Net cash used in operating activities	(4,039,916)	(3,049,419)

Cash flows from investing activities:

Purchase of property and equipment	(334,909)	(521,499)
Net cash used in investing activities	(334,909)	(521,499)

Cash flows from financing activities:
Payments on long-term debt	(1,840,210)	(1,522,283)
Proceeds from line of credit	3,000,000	6,200,000
Payments on line of credit	(300,000)	(1,500,000)
Stock offering costs paid	(119,571)	—
Debt issue costs paid	(25,000)	(209,082)
Net cash provided by financing activities	715,219	2,968,635

Net decrease in cash and restricted cash	(3,659,606)	(602,283)
Cash and restricted cash at beginning of period	6,128,142	1,430,877
Cash and restricted cash at end of period	$2,468,536	$828,594
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,406,581	$1,601,144
Income taxes	$103,927	$—

Noncash investing and financing activities:
Equipment acquired under financing lease	$399,800	$649,158

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.       INTERIM FINANCIAL STATEMENTS

The Company consists of CPI Aerostructures, Inc. (“CPI”) and Welding Metallurgy, Inc. (“WMI”), a wholly owned subsidiary acquired on December 20, 2018 and Compac Development Corporation (“Compac”), a wholly owned subsidiary of WMI, collectively the “Company.”

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

The consolidated financial statements of the Company as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

The Company maintains its cash in five financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed insurance limits. As of September 30, 2019, the Company had $595,906 of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

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

The purchase price for the acquisition was $7.9 million, which is subject to a post-closing working capital adjustment. Two million dollars of the purchase price was placed in escrow at closing and may be released after the completion of the working capital adjustment and for the indemnification contingencies. The escrowed amount is shown as restricted cash on the consolidated balance sheet as of September 30, 2019. The working capital adjustment is based on the historical values of components of working capital as defined in the Stock Purchase Agreement. We have calculated a post-closing working capital adjustment. Air Industries Group (“Air”) formally objected to our calculation. The Stock Purchase Agreement provided the parties 30 days to come to an agreement on the working capital adjustment. The Company and Air could not come to an agreement within the time specified and the issues were submitted to BDO USA, LLP (“BDO”) for a binding resolution. During the course of BDO’s work, Air conceded on three of the four items of contention, leaving only the inventory valuation in dispute. In its report dated September 3, 2019, BDO found in favor of the Company and that there should be no changes to the Closing Working Capital Statement as prepared by the Company. The result of the conceded items and BDO determination would decrease the purchase price of the acquisition by approximately $4.2 million. On September 16, 2019, the Company received a letter from Air acknowledging the conceded items and, among other things, rejecting the determination by BDO. On September 27, 2019, the Company filed a notice of motion in the Supreme Court of the State of New York, County of New York, against Air seeking, among other things, an order of specific performance requiring Air to comply with its obligations under the SPA and Escrow Agreement and a judgment against Air in the amount of approximately $4.2 million.

In October 2019, Air and the Company jointly authorized the release of approximately $619,000 from escrow, which represents the value of the conceded items. The remaining amount of approximately $3.6 million is still in dispute. Because of the uncertain outcome of the September 27 court filing, the Company has not recorded any adjustments to the provisional estimates of the fair value of the assets acquired and liabilities assumed from WMI related to the BDO determination.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the unaudited pro forma revenue and net income for the period presented as if the WMI Acquisition had occurred on January 1, 2018, based on the provisional estimates of the fair value of the net assets acquired:

	Three months ended	Nine months ended
	September 30, 2018
Revenue	$23,968,743	$68,866,449
Net income	$1,269,232	$3,761,492
Income per common share	$.14	$.42

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Revenue recognized for the three and nine months ended September 30, 2019, that was included in the contract liabilities at January 1, 2019 was $2.6 million.

The Company’s remaining performance obligations represent the transaction price of its long-term contracts for which work has not been performed. As of September 30, 2019, the aggregate amount of transaction price allocated to the remaining performance obligations was $255.2 million. The Company estimates that it expects to recognize approximately 18% of its remaining performance obligations in 2019 and 82% revenue in 2020.

In addition, the Company recognizes revenue for products manufactured by WMI and parts supplied for certain Maintenance Repair and Overhaul (“MRO”) contracts at a point in time following the transfer of control to the customer, which typically occurs upon shipment or delivery, depending on the terms of the underlying contract.

Revenue from long-term contracts recognized over time and revenue from contracts recognized at a point in time accounted for approximately 83% and 17%, respectively, for the nine months ended September 30, 2019.

Revenue from long-term contracts recognized over time and revenue from contracts recognized at a point in time accounted for approximately 76% and 24%, respectively, for the three months ended September 30, 2019.

Revenue by long-term contracts type for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Government subcontracts	$17,082,754	$9,516,799	$48,344,906	$28,228,457
Commercial contracts	6,809,616	7,536,697	20,205,689	22,363,979
Prime government contracts	1,818,783	1,963,805	5,902,340	6,877,727
	$25,711,153	$19,017,301	$74,452,935	$57,470,163

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

For the three and nine months ended September 30, 2019, the Company’s operating lease expense was $439,825 and $1,319,764, respectively.

Future minimum lease payments under non-cancellable operating leases as of September 30, 2019 were as follows:

Twelve months ending September 30,
2020	$1,910,384
2021	1,953,865
2022	1,175,727
2023	55,322
2024	11,631
Total undiscounted operating lease payments	5,106,929
Less imputed interest	(399,975)
Present value of operating lease payments	$4,706,954

The following table sets forth the ROU assets and operating lease liabilities as of September 30, 2019:

Assets
ROU Assets	$4,259,868

Liabilities
Current operating lease liabilities	$1,673,244
Long-term operating lease liabilities	3,033,710
Total ROU liabilities	$4,706,954

The Company’s weighted average remaining lease term for its operating leases is 2.3 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.       reconciliation of cash and restricted cash

The following table provides a reconciliation of cash and restricted cash reported within the statement of cash flows that sum to the total of the same such amounts shown in the statement of cash flows:
	September 30, 2019	September 30, 2018
Cash	$468,536	$828,594
Restricted cash	2,000,000	—
Total cash and restricted cash shown in the statement of cash flow	$2,468,536	$828,594

6.       inventory

The components of inventory consisted of the following:

	September 30, 2019	December 31, 2018
Raw materials	$1,843,621	$3,379,986
Work in progress	6,586,308	4,495,980
Finished goods	1,974,129	1,836,031
Total	$10,404,058	$9,711,997

7.       stock-based compensation

The Company accounts for stock-based compensation based on the fair value of the stock or stock-based instrument on the date of grant.

In January 2019, the Company granted 75,353 restricted stock units (“RSUs”) to its board of directors as partial compensation for the 2019 year. In January 2018, the Company granted 58,578 RSUs to its board of directors as partial compensation for the 2018 year. RSUs vest quarterly on a straight-line basis over a one-year period. The Company’s net income for the nine months ended September 30, 2019 and 2018 includes approximately $409,000 and $491,500, respectively, of non-cash compensation expense related to the RSU grants to the board of directors. This expense is recorded as a component of selling, general and administrative expenses.

In June 2019 a board member retired and 7,326 of his unvested RSUs were forfeited which were valued at approximately $47,000. In addition, in April 2019, the Company granted 6,677 RSUs to one of its board members as partial compensation for the 2019 year. RSUs vest quarterly on a straight-line basis over a one-year period. The Company’s net income for the nine months ended September 30, 2019 includes approximately $29,000 of non-cash compensation expense related to the RSU grants to the board member. In June 2019, two board members were granted an additional 2,725 RSUs as partial compensation for the 2019 year. The Company’s net income for the nine months ended September 30, 2019 includes approximately $15,000 of non-cash compensation expense related to the RSU grants to the board of directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In April 2019, the Company granted 4,950 shares of common stock to various employees. For the nine months ended September 30, 2019, approximately $6,000 of compensation expense is included in selling, general and administrative expenses and approximately $26,000 of compensation expense is included in cost of revenue for this grant. In January 2018, the Company granted 5,130 shares of common stock to various employees. For the nine months ended September 30, 2018, approximately $10,000 of compensation expense is included in selling, general and administrative expenses and approximately $36,000 of compensation expense is included in cost of revenue for this grant.

In March 2018, the Company granted 68,764 shares of common stock to various employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2022 based upon the service and performance thresholds. For the nine months ended September 30, 2019, approximately $197,000 of compensation expense is included in selling, general and administrative expenses and approximately $38,000 of compensation expense is included in cost of revenue for this grant.

In April 2019, the Company granted 94,972 shares of common stock to various employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2023 based upon the service and performance thresholds. For the nine months ended September 30, 2019, approximately $137,000 of compensation expense is included in selling, general and administrative expenses and approximately $42,000 of compensation expense is included in cost of revenue for this grant.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the status of the Company’s stock option plans as of September 30, 2019 and changes during the nine months ended September 30, 2019 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of period	41,772	$7.58
Exercised during the period	35,000	$6.60
Forfeited during the period	6,772
Outstanding and vested at end of period	—	$0.00	0.0	$0

During the nine months ended September 30, 2019, 35,000 stock options were exercised, pursuant to the provisions of the stock option plan, where the Company received no cash and 34,478 shares of its common stock in exchange for the 35,000 shares issued in the exercise. The 34,478 shares that the Company received were valued at $231,003, the fair market value of the shares on the date of exercise. During the nine months ended September 30, 2018, no stock options were granted or exercised.

8.       Fair Value

Fair Value

At September 30, 2019 and December 31, 2018, the fair values of cash, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments.

	September 30, 2019
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$31,609,494	$31,609,494

	December 31, 2018
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$30,349,904	$30,349,904

We estimated the fair value of debt using market quotes and calculations based on market rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.        Contract assets and contract liabilities

Net contract assets consist of the following:

	September 30, 2019
	U.S.
	Government	Commercial	Total
Contract assets	$49,657,016	$71,801,068	$121,458,084
Contract liabilities	(1,819,792)	(3,463)	(1,823,255)
Net contract assets	$47,837,224	$71,797,605	$119,634,829

	December 31, 2018
	U.S.
	Government	Commercial	Total
Contract assets	$48,358,481	$64,975,010	$113,333,491
Contract liabilities	(3,780,866)	(24,240)	(3,805,106)
Net contract assets	$44,577,615	$64,950,770	$109,528,385

The increase in the Company’s net contract assets from January 1, 2019 to September 30, 2019 was primarily due to costs incurred on the G-650 program ($2.2 million increase), the new design of the HondaJet engine inlet ($1.8 million increase), for which the Company has not begun billing on a steady rate and the Raytheon Next Generation Jammer pod 2.0 ($3.3 million increase). Additionally, contract assets on the Company’s F-35 Lock Assembly program increased $0.6 million.

U.S. government contracts includes contracts directly with the U.S. government and government subcontractors.

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions occur. During the nine months ended September 30, 2019, the effect of such revisions in total estimated contract profits resulted in a decrease to the total gross profit to be earned on the contracts of approximately $327,000 from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in prior years. During the nine months ended September 30, 2018, the effect of such revisions was a decrease to total gross profit of approximately $683,000.

Although management believes it has established adequate procedures for estimating costs to uncompleted open contracts, it is possible that additional significant costs could occur on contracts prior to completion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	income PER COMMON SHARE

Basic income per common share is computed using the weighted average number of common shares outstanding. Diluted income per common share for the three and nine months ended September 30, 2019 and 2018 is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, as well as unvested RSUs. Incremental shares of 18,672 were used in the calculation of diluted income per common share in the three and nine months ended September 30, 2019. Incremental shares of 49,641 were used in the calculation of diluted income per common share in the three and nine months ended September 30, 2018. Incremental shares of 43,064 were not used in the calculation of diluted income per common share in the three and nine months ended September 30, 2018, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.

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

Under the Credit Agreement, upon the consummation of a public offering of common stock that results in gross proceeds of $7 million or more, (A) the Company will prepay the loans in an amount equal to 25% of net proceeds of the offering (with $1.2 million applied to the Term Loan and the remainder applied to the revolving line of credit) and (B) the Company will maintain a minimum of $3 million of combined unrestricted cash in accounts with BankUnited, N.A., and in availability under the Revolving Loan. As of September 30, 2019, the Company had approximately $1.1 million of availability under the revolving line of credit for this combined criteria.

As of September 30, 2019, the Company had $26.7 million outstanding under the Revolving Loan bearing interest at 5.87%.

The Company paid to BankUnited, N.A. commitment and agent fees in the amount of $25,000, together with out-of-pocket costs, expenses, and reasonable attorney’s fees incurred by BankUnited, N.A. in connection with the amendment.

The Company paid approximately $488,000 of total debt issuance costs in connection with the BankUnited Facility, of which approximately $99,000 is included in other assets and $22,000 is a reduction of long-term debt at September 30, 2019.

The Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the agreement, which originally matured on June 30, 2020.

The maturities of long-term debt (excluding unamortized debt issuance costs) are as follows:

Twelve months ending September 30,
2020	$2,499,012
2021	2,008,385
2022	193,626
2023	132,220
Thereafter	37,566
$4,870,809

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2019, the Company was in compliance with all of the financial covenants contained in the BankUnited Facility, as amended.

The BankUnited Facility is secured by all of the Company’s assets.

In addition to the Term Loan, included in long-term debt are capital leases and notes payable of $1,034,706, including a current portion of $399,012.

12.       Income taxes

In February 2019, the Company received information that the net operating loss carryback that was generated in 2014 and carried back to 2012 and 13 was under examination and could possibly be disallowed by the IRS. The Company had not received a written notice or tax assessment related to the possible disallowance of the net operating loss carryback. Although the Company had not received any formal documentation or notice of such disallowance, in accordance with ASC 740-10 “Accounting for Uncertainty in Tax Positions”, the Company recorded a liability of approximately $3.1 million in the year ended December 31, 2018 for this uncertainty. The liability represents the maximum net tax adjustment for the disallowance of the net operating loss carryback, computed at the pre-2018 tax rates, and tax savings of recording a net operating loss carryforward, calculated at the current tax rates.

In May 2019, the Company received further information from the IRS related to the possible disallowance of our net operating loss carryback. Based on the new IRS communication, the liability related to this uncertain tax position was reduced by approximately $1.4 million in the three months ended September 30, 2019, which results in a provision for income taxes of $323,000 and a benefit from income taxes $276,000 for the three and nine months ended September 30, 2019, respectively, compared to provision for income taxes of $126,000 and $775,000 for the three and nine months ended September 30, 2018, respectively.

The Company has not yet received an assessment of additional tax related to this matter. If the Company receives an official tax assessment we have the ability to appeal the disallowance, as well as go to tax court to challenge the notice.

13.       MAJOR CUSTOMERS

During the nine months ended September 30, 2019, the Company’s four largest commercial customers accounted for 26%, 16%, 13% and 13% of revenue. During the nine months ended September 30, 2018, the Company’s four largest commercial customers accounted for 25%, 12%, 12% and 12% of revenue. In addition, during the nine months ended September 30, 2019 and 2018, 8% and 13% of revenue, respectively, was directly from the U.S. government.

At September 30, 2019, 38%, 13%, 13% and 12% of contract assets were from the Company’s four largest commercial customers. At December 31, 2018, 39%, 14%, 13% and 13% of contract assets were from the Company’s four largest commercial customers.

At September 30, 2019 and December 31, 2018, 1% and 2%, respectively, of contract assets were directly from the U.S. government.

At September 30, 2019, 39% and 12% of our accounts receivable were from our two largest commercial customers. At December 31, 2018, 20%, 18%, and 17% of accounts receivable were from our three largest commercial customers.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Backlog consists of aggregate values under such contracts and purchase orders, excluding the portion previously included in operating revenues pursuant to ASC 606, and including estimates of future contract price escalation. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our total backlog as of September 30, 2019 and December 31, 2018 was as follows:

Backlog (Total)	September 30, 2019	December 31, 2018
Funded	$104,509,000	$94,474,000
Unfunded	429,396,000	362,906,000
Total	$533,905,000	$457,380,000

Approximately 91% of the total amount of our total backlog at September 30, 2019 was attributable to government contracts. Our backlog attributable to government contracts at September 30, 2019 and December 31, 2018 was as follows:

Backlog (Government)	September 30, 2019	December 31, 2018
Funded	$104,406,000	$80,812,000
Unfunded	379,862,000	305,582,000
Total	$484,268,000	$386,394,000

Our backlog attributable to commercial contracts at September 30, 2019 and December 31, 2018 was as follows:

Backlog (Commercial)	September 30, 2019	December 31, 2018
Funded	$104,000	$13,662,000
Unfunded	49,533,000	57,324,000
Total	$49,637,000	$70,986,000

Our unfunded backlog is primarily comprised of the long-term contracts for the Northrop Grumman E-2D, F-16 Falcon, T-38C trainer aircraft for the U.S. government, Lockheed F-35, HondaJet Light Business Jet, Bell AH-1Z, Sikorsky S-92, Boeing A-10, Embraer Phenom 300 and Raytheon Next Generation Jammer pod. These long-term contracts are expected to have yearly orders, which will be funded in the future.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and

Results of Operations

Results of Operations

Revenue

Revenue for the three months ended September 30, 2019 was $25,711,153 compared to $19,017,301 for the same period last year, an increase of $6,693,852 or 35.2%. Approximately $5.2 million of this increase is the result of the inclusion of WMI revenue, which we acquired in December of 2018. Additionally, there was an increase of $1.3 million related to the E-2D program.

Revenue for the nine months ended September 30, 2019 was $74,452,935 compared to $57,470,163 for the same period last year, an increase of $16,982,772 or 29.6%. Approximately $9.1 million of this increase is the result of the inclusion of WMI revenue, which we acquired in December of 2018. Additionally, there was an increase of $8.1 million because of the increasing production rates of the Next Generation Jammer pod program.

Revenue from government subcontracts was $17,082,754 for the three months ended September 30, 2019 compared to $9,516,799 for the three months ended September 30, 2018, an increase of $7,565,955 or 79.5%. Approximately $5 million of this increase is the result of the inclusion of WMI revenue, which we acquired in December of 2018. Additionally, there was an increase in revenue related to the E-2D program described above.

Revenue from government subcontracts was $48,344,906 for the nine months ended September 30, 2019 compared to $28,228,457 for the nine months ended September 30, 2018, an increase of $20,116,449 or 71.3%. Approximately $8.4 million of this increase is the result of the inclusion of WMI revenue, which we acquired in December of 2018. Additionally, the increase in revenue is a result of the increasing production rates of the Next Generation Jammer pod program as described above.

Revenue from direct military was $1,818,783 for the three months ended September 30, 2019 compared to $1,963,805 for the three months ended September 30, 2018, a decrease of $145,022 or 7.4%. The decrease in revenue is primarily driven by a decrease in revenue from T-38 kits, offset by an increase in revenue because of F-16 sales and the addition of WMI.

Revenue from direct military was $5,902,340 for the nine months ended September 30, 2019 compared to $6,877,727 for the nine months ended September 30, 2018, a decrease of $975,387 or 14.2%. The decrease in revenue is primarily driven by a decrease in revenue from T-38 kits, offset by an increase in revenue of F-16 sales and the addition of WMI.

Revenue from commercial subcontracts was $6,809,616 for the three months ended September 30, 2019 compared to $7,536,697 for the three months ended September 30, 2018, a decrease of $727,081 or 9.6%. The decrease is the result of lower revenue from the HondaJet program of $0.6 million and on the G650 program of approximately $0.2 million.

Revenue from commercial subcontracts was $20,205,689 for the nine months ended September 30, 2019 compared to $22,363,979 for the nine months ended September 30, 2018, a decrease of $2,158,290 or 9.7%. The decrease is predominately the result of lower revenue on the G650 program of approximately $2.7 million, offset by the increase in revenue from HondaJet program of approximately $0.2 million.

Inflation historically has not had a material effect on our operations.

Cost of sales

Cost of sales for the three months ended September 30, 2019 and 2018 was $20,748,065 and $15,146,080, respectively, an increase of $5,601,985 or 37%. This increase is the result of the comparable increase in revenue.

Cost of sales for the nine months ended September 30, 2019 and 2018 was $59,117,855 and $44,964,256, respectively, an increase of $14,153,599 or 31.5%. This increase is the result of the comparable increase in revenue.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The components of the cost of sales were as follows:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Procurement	$11,868,864	$9,606,143	$38,738,996	$28,551,130
Labor	1,967,144	1,490,227	5,876,664	4,737,522
Factory overhead	5,164,788	4,100,162	15,088,391	11,729,044
Other contract costs (credit), net	195,321	(50,452)	105,865	(53,440)
Inventory change	1,551,948	—	(692,061)	—
Cost of Sales	$20,748,065	$15,146,080	$59,117,855	$44,964,256

Other contract costs (credit), net for the three months ended September 30, 2019 were $195,321 compared to $(50,452), an increase of $245,773. Other contract costs (credit), net for the nine months ended September 30, 2019 were $105,865 compared to $(53,440), an increase of $159,305. Other contract costs relate to expenses recognized for changes in estimates and expenses predominately associated with loss contracts. In the three months ended September 30, 2018 and nine months ended September 30, 2018, other contract costs are a credit, as we have incurred actual expenses on our A-10 program that had been previously recognized as part of the change in estimate charge.

Procurement for the three months ended September 30, 2019 was $11,868,864 compared to $9,606,143, an increase of $2,262,721 or 23.6%. Increase is predominantly the result of WMI which accounted for approximately $1.4 million of procurement. Procurement for the nine months ended September 30, 2019 was $38,738,996 compared to $28,551,130, an increase of $10,187,866 or 35.7%. This increase is predominately the result of a $4.9 million increase in procurement related to the Raytheon Next Generation Jammer pod program.

Labor costs for the three months ended September 30, 2019 were $1,967,144 compared to $1,490,227, an increase of $476,916 or 32%. The increase is predominantly the result of $337,000 of WMI labor and $163,000 associated with the Next Generation Jammer pod program, which is very labor intensive.

Labor costs for the nine months ended September 30, 2019 were $5,876,664 compared to $4,737,522, an increase of $1,139,142 or 24%. The increase is predominantly the result of $933,000 of WMI labor and $231,000 associated with the Next Generation Jammer pod program, as described above.

Factory overhead for the three months ended September 30, 2019 was $5,164,788 compared to $4,100,162, an increase of $1,064,626 or 26%. The increase in factory overhead is predominately the result of an increase of additional costs in the current year related to WMI.

Factory overhead for the nine months ended September 30, 2019 was $15,088,391 compared to $11,729,044, an increase of $3,359,347 or 28.6%. The increase in factory overhead is predominately the result of an increase of additional costs in the current year related to WMI.

Gross Profit

Gross profit for the three months ended September 30, 2019 was $4,963,088 compared to $3,871,221 for the three months ended September 30, 2018, an increase of $1,091,867 or 28.2%, predominately the result of higher volume. Gross profit percentage three months ended September 30, 2019 was 19.3% compared to 20.4% for the three months ended September 30, 2018, a decrease of 1.1%, predominately the result of a lower margin from WMI.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross profit for the nine months ended September 30, 2019 was $15,335,080 compared to $12,505,907 for the nine months ended September 30, 2018, an increase of $2,829,173 or 22.6%, predominately the result of higher volume. Gross profit percentage nine months ended September 30, 2019 was 20.6% compared to 21.8% for the nine months ended September 30, 2018, a decrease of 1.2%, predominately the result of a lower margin from WMI.

Favorable/Unfavorable Adjustments to Gross Profit (Loss)

During the nine months ended September 30, 2019 and 2018, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in changes in total gross profit as follows:

	Nine months ended
	September 30, 2019	September 30, 2018
Favorable adjustments	$466,000	$249,000
Unfavorable adjustments	(793,000)	(932,000)
Net adjustments	$(327,000)	$(683,000)

During the nine months ended September 30, 2019, we had one contract that had a $368,000 favorable adjustment, caused by the completion of the program at a favorable rate. In addition, we had two contracts that had unfavorable adjustments totaling $440,000 caused by excess overhead and material costs incurred. There were no other material changes favorable or unfavorable during the nine months ended September 30, 2019.

During the nine months ended September 30, 2018, we had one contract which had approximately $240,000 unfavorable adjustment caused by changing estimates on a long-term program, for which we are working with the customer to agree to contract extensions and are adjusting our long-term margin estimates. In addition, we had two contracts that had unfavorable adjustments totaling $381,000 caused by excess overhead and material costs incurred. There were no other material changes favorable or unfavorable during the nine months ended September 30, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2019 were $2,594,980 compared to $2,584,560 for the three months ended September 30, 2018, an increase of $10,420, or 0.4%. This change was predominately the result of an increase of additional costs in the current year related to WMI and approximately $285,000 in salaries offset by lower accounting and legal fees.

Selling, general and administrative expenses for the nine months ended September 30, 2019 were $8,110,736 compared to $7,192,159 for the nine months ended September 30, 2018, an increase of $918,577, or 12.8%. This change was predominately the result of an increase of additional costs in the current year related to WMI and approximately $767,000 in salaries.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Before Provision for (Benefit from) Income Taxes

Income before provision for (benefit from) income taxes for the three months ended September 30, 2019 was $1,989,913 compared to $711,896 for the same period last year, an increase of $1,278,017 or 179.5%, predominately the result of higher government subcontractor revenue. Income before provision for (benefit from) income taxes for the nine months ended September 30, 2019 was $5,759,968 compared to $3,874,886 for the same period last year, an increase of $1,885,082 or 48.6%, predominately the result of higher government subcontractor revenue.

Provision for (Benefit from) Income Taxes

In February 2019, the Company received information that the net operating loss carryback that was generated in 2014 and carried back to 2012 and 13 was under examination and could possibly be disallowed by the IRS. The Company had not received a written notice or tax assessment related to the possible disallowance of our net operating loss carryback. Although the Company had not received any formal documentation or notice of such disallowance, in accordance with ASC 740-10 “Accounting for Uncertainty in Tax Positions”, the Company recorded a liability of approximately $3.1 million in the year ended December 31, 2018 for this uncertainty. The liability represents the maximum net tax adjustment for the disallowance of the net operating loss carryback, computed at the pre-2018 tax rates, and tax savings of recording a net operating loss carryforward, calculated at the current tax rates.

In May 2019, we received further information from the IRS related to the possible disallowance of our net operating loss carryback. Based on the new IRS communication, the liability related to this uncertain tax position was reduced by approximately $1.4 million in the three months ended September 30, 2019, which results in a provision for income taxes of $323,000 and a benefit from income taxes $276,000 for the three and nine months ended September 30, 2019, respectively, compared to provision for income taxes of $126,000 and $775,000 for the three and nine months ended September 30, 2018, respectively.

We have not yet received an assessment of additional tax related to this matter. If we receive an official tax assessment we have the ability to appeal the disallowance, as well as go to tax court to challenge the notice.

Net Income

Net income for the three months ended September 30, 2019 was $1,666,913 or $0.14 per basic share, compared to $585,896 or $0.07 per basic share, for the same period last year. Diluted income per share was $0.14 for the three months ended September 30, 2019 calculated utilizing 11,724,993 weighted average shares outstanding. Diluted income per share was $0.07 for the three months ended September 30, 2018 calculated utilizing 8,977,075 weighted average shares outstanding.

Net income for the nine months ended September 30, 2019 was $6,035,968 or $0.51 per basic share, compared to $3,099,886 or $0.35 per basic share, for the same period last year. Diluted income per share was $0.51 for the nine months ended September 30, 2019 calculated utilizing 11,815,252 weighted average shares outstanding. Diluted income per share was $0.35 for the nine months ended September 30, 2018 calculated utilizing 8,951,640 weighted average shares outstanding.

Net income for the three and nine months ended September 30, 2019 includes an approximate $0.09 adjustment for the reversal of tax liability described above.

Liquidity and Capital Resources

General

At September 30, 2019, we had working capital of $100,931,458 compared to $98,350,176 at December 31, 2018, an increase of $2,581,282 or 2.6%.

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

At September 30, 2019, we had a cash balance of $468,536 compared to $4,128,142 at December 31, 2018. Additionally, at September 30, 2019 and December 31, 2018, we have $2,000,000 of restricted cash, which is cash held in escrow pursuant to the WMI acquisition and the determination of a final working capital adjustment.

Our contract assets increased by approximately $8.1 million during the nine months ended September 30, 2019.

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

Credit Facilities

Credit Agreement and Term Loan

On March 24, 2016, the Company entered into a Credit Agreement (as amended, the “Credit Agreement”) with BankUnited, N.A. as the sole arranger, administrative agent and collateral agent and a lender and Citizens Bank, N.A. as a lender (the “BankUnited Facility”). The BankUnited Facility provides for a revolving credit loan commitment of $30 million (the “Revolving Loan”) and a $10 million term loan (“Term Loan”). The Revolving Loan bears interest at a rate based upon a pricing grid, as defined in the agreement. On June 25, 2019, the Credit Agreement was amended and the Company and the banks entered into an assignment and acceptance agreement whereby Citizens Bank N.A.’s interest in the BankUnited Facility was transferred to BNB Bank. Additionally, the Revolving Loan and Term Loan maturity date was extended to June 30, 2021.

Under the Credit Agreement, upon the consummation of a public offering of common stock that results in gross proceeds of $7 million or more, (A) the Company will prepay the loans in an amount equal to 25% of net proceeds of the offering (with $1.2 million applied to the Term Loan and the remainder applied to the revolving line of credit) and (B) the Company will maintain a minimum of $3 million of combined unrestricted cash in accounts with BankUnited, N.A., and in availability under the Revolving Loan. As of September 30, 2019, the Company had approximately $1.1 million of availability under the revolving line of credit for this combined criteria.

As of September 30, 2019, the Company had $26.7 million outstanding under the Revolving Loan bearing interest at 5.87%.

The Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the agreement, which matures on June 30, 2021. The maturities of the Term Loan are included in the maturities of long-term debt.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2019, the Company was in compliance with all of the financial covenants contained in the BankUnited Facility, as amended.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019. Based on this evaluation and considering the material weakness in internal control over financial reporting described below, we concluded as of September 30, 2019, that our disclosure controls and procedures were effective at the reasonable assurance level.

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness was identified subsequent to September 30, 2018. The review control procedures were inadequately designed to ensure that sales invoices were coded to the correct contract type. The result was a failure to identify, in a timely manner, the miscoding of an invoice in the Company’s records and the resulting overstatement of revenue. Because the foregoing material weakness in the Company’s internal control over financial reporting had not been remediated by or before the filing of the Form 10-Q for the three and nine months ended September 30, 2018 as originally filed with the SEC on November 13, 2018, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2018. The Company has reviewed its financial closing process and has identified the corrective action to remediate the control failure that was the cause of this error and has implemented this control as well as certain other procedures in the first quarter of 2019. The Company has evaluated the effectiveness of the corrective action and has determined that the implementation of the new control procedures provides reasonable assurance that this type of error will not occur in the future.

Our evaluation excluded WMI which was acquired on December 20, 2018. As of and for the nine months ended September 30, 2019, WMI represented approximately 8% of total assets and 12% of revenue. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II: Other Information

Item 1 – Legal Proceedings

CPI Aerostructures, Inc. v. Air Industries Group, et al. On September 27, 2019, the Company filed a notice of motion in the Supreme Court of the State of New York, County of New York against Air Industries Group (“Air Industries”) in connection with a working capital dispute. The Company is seeking, among other things, (i) an order of specific performance requiring Air Industries to comply with its obligations under the Stock Purchase Agreement entered into between the Company and Air Industries on March 21, 2018 and the Escrow Agreement entered into between the Company and Air Industries on December 20, 2018, and (ii) a judgment against Air Industries in the amount of approximately $3.6 million.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities for the nine months ended September 30, 2019.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit 31.1	Section 302 Certification by Chief Executive Officer and President
Exhibit 31.2	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
Exhibit 32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
Exhibit 101	The following financial information from CPI Aerostructures, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Shareholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: November 8, 2019	By:	/s/ Douglas J. McCrosson
Douglas J. McCrosson
Chief Executive Officer and President

Dated: November 8, 2019	By:	/s/ Vincent Palazzolo
Vincent Palazzolo
Chief Financial Officer (Principal Accounting Officer)