Form 10-Q/A
period 2019-03-31
CPI AEROSTRUCTURES INC
filed 2020-08-25
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of August 24, 2020, the registrant had 11,876,610 common shares, $.001 par value, outstanding.

EXPLANATORY NOTE

Overview

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 (this “Quarterly Report on Form 10-Q/A”) is being filed to amend and restate certain items presented in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, which was initially filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2019 (the “Original Form 10-Q”). This Quarterly Report on Form 10-Q/A includes restatement of our consolidated balance sheet as of March 31, 2019 and December 31, 2018 and the related consolidated statements of operations and comprehensive loss and shareholders’ deficiency for each of the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018; and amendments to (1) our management’s discussion and analysis of financial condition and results of operations as of and for the three months ended March 31, 2019 and 2018 contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q/A, (2) management’s determinations with respect to disclosure controls and procedures and internal control over financial reporting for the three months ended March 31, 2019 contained in Part I, Item 4, “Controls and Procedures”, and (3) the Chief Executive Officer and Chief Financial Officer certifications in Exhibits 31.1, 31.2, and 32 and the financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101. This amendment does not reflect adjustments for events occurring after the filing of the Original Form 10-Q except to the extent that they are otherwise required to be included and discussed herein.

See below and Part I, Item 1, Note 15, “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q/A, for a detailed discussion of the effect of the restatement.

For the convenience of the reader, we have included all items in this Quarterly Report on Form 10-Q/A which supersedes in its entirety the Original Form 10-Q. Subsequent to the filing of this Quarterly Report on Form 10-Q/A we expect to file the Annual Report on Form 10-K for the year ended December 31, 2019, which will include restatement of the consolidated financial statements (and related disclosures) for the periods described therein, as set forth in that report.

Background on the Restatement

On February 14, 2020, the Company filed a Current Report on Form 8-K disclosing that the Audit & Finance Committee of the Company’s Board of Directors determined, based on the recommendation of management, that the Company’s consolidated financial statements which were included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and its consolidated Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2018, June 30, 2018, September 30, 2018, March 31, 2019, June 30, 2019, and September 30, 2019 (“Non-Reliance Periods”) should no longer be relied upon due to errors in such consolidated financial statements relating to the Company’s recognition of revenue from contracts with customers. The errors were uncovered as part of the preparation of the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2019.

The Company recognizes revenues and profits for contracts with customers using the cost-to-cost percentage of completion method of accounting. Historically, for long-term programs, the Company applied the cost-to-cost percentage of completion method at the program level. The Company estimated its revenue recognition utilizing the life of the program to both measure progress and estimate profit margin. After reconsideration of the terms of the Company’s contracts with customers, management concluded that its life of the program accounting was not an appropriate application of ASC Topic 606 and that certain revenues and net income were recognized inaccurately due to this incorrect application of generally accepted accounting principles in the United States of America (“U.S. GAAP”). Therefore, previously reported revenue and net income were overstated. The errors also had an impact on the Company’s balance sheet for the affected periods. See below and Part I, Item 1, Note 15. “Restatement of Previously Issued Financial Statements” of the notes to the consolidated financial statements of this Quarterly Report on Form 10-Q/A for a more detailed discussion of the error and the effects of the restatement.

In connection with its restatement, the Company and CohnReznick LLP identified and reported to the Audit and Finance Committee of the Company’s Board of Directors material weaknesses. Please see “Part 1 Item 4. Controls and Procedures” for a description of these matters.

.

INDEX

Part I - Financial Information

Part I - Financial Information

Item 1 – Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited) (As Restated – see Note 15)	(As Restated – see Note 15)
ASSETS
Current Assets:
Cash	$617,161	$4,128,142
Restricted cash	2,000,000	2,000,000
Accounts receivable, net of allowance for doubtful accounts of $275,000 as of March 31, 2019 and $222,025 as of December 31, 2018	6,583,155	8,722,571
Contract assets	19,778,753	17,588,866
Inventory	10,740,609	9,361,611
Refundable income taxes	434,903	434,903
Prepaid expenses and other current assets	1,205,297	1,972,630
Total current assets	41,359,878	44,208,723

Operating lease right-of-use assets	4,927,810	—
Property and equipment, net	3,533,038	2,545,192
Refundable income taxes	434,903	434,903
Other assets	229,552	249,575
Total assets	$50,485,181	$47,438,393

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$12,364,039	$9,902,481
Accrued expenses	1,089,803	1,558,160
Contract liabilities	3,276,653	5,252,579
Loss reserve	3,036,682	3,663,558
Current portion of long-term debt	2,506,099	2,434,981
Operating lease liabilities	1,593,243	—
Income tax payable	42,121	113,992
Total current liabilities	23,908,640	22,925,751

Line of credit	23,738,685	24,038,685
Long-term operating lease liabilities	3,837,678	—
Long-term debt, net of current portion	3,601,883	3,876,238
Other liabilities	—	531,124
Total liabilities	55,086,886	51,371,798

Shareholders’ Deficit:
Common stock - $.001 par value; authorized 50,000,000 shares, 11,736,386 and 11,718,246 shares, respectively, issued and outstanding	11,736	11,718
Additional paid-in capital	70,917,811	70,651,413
Accumulated Deficit	(75,531,252)	(74,596,536)
Total Shareholders’ Deficit	(4,601,705)	(3,933,405)
Total Liabilities and Shareholders’ Deficit	$50,485,181	$47,438,393

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2019	2018
	(As Restated–see Note 15)
Revenue	$21,988,384	$14,989,951
Cost of sales	19,504,968	13,889,474
Gross profit	2,483,416	1,100,477

Selling, general and administrative expenses	2,905,686	2,094,926
Loss from operations	(422,270)	(994,449)

Interest expense	510,769	447,263
Loss before provision for income taxes	(933,039)	(1,441,712)

Provision for income taxes	1,677	1,195
Net loss	(934,716)	(1,442,907)

Other comprehensive loss net of tax – Change in unrealized loss on interest rate swap	—	(5,800)
Comprehensive loss	$(934,716)	$(1,448,707)

Loss per common share – basic	$(0.08)	$(0.16)

Loss per common share – diluted	$(0.08)	$(0.16)

Shares used in computing income per common share:
Basic	11,736,305	8,888,179
Diluted	11,736,305	8,888,179

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)

Balance at January 1, 2018	8,864,319	$8,864	$53,770,617	$20,548,652	$(14,800)	$74,313,333
(As previously reported)
Cumulative restatement adjustments	—	—	—	(87,598,435)	—	(87,598,435)
Balance at January 1, 2018	8,864,319	8,864	53,770,617	(67,049,783)	(14,800)	(13,285,102)
(As Restated – see Note 15)
Net loss	—	—	—	(1,442,907)	—	(1,442,907)
(As Restated – see Note 15)
Change in unrealized loss from interest rate swap	—	—	—	—	(5,800)	(5,800)
Common stock issued as employee compensation	5,130	5	(48,006)	—	—	(48,001)
Stock-based compensation expense	54,396	55	303,885	—	—	303,940
Balance at March 31, 2018	8,923,845	$8,924	$54,026,496	$(68,492,690)	$(20,600)	$(14,477,870)

Balance at January 1, 2019	11,718,246	$11,718	$70,651,413	$22,760,215	$—	$93,423,346
(As previously reported)
Cumulative restatement adjustments	—	—	—	(97,356,751)	—	(97,356,751)
Balance at January 1, 2019	11,718,246	11,718	70,651,413	(74,596,536)	—	(3,933,405)
(As Restated – see Note 15)
Net loss	—	—	—	(934,716)	—	(934,716)
(As Restated – see Note 15)
Costs related to stock offering	—	—	(64,371)	—	—	(64,371)
Common stock issued upon exercise of options	521	—	—	—	—	—
Stock-based compensation expense	17,619	18	330,769	—	—	330,787
Balance at March 31, 2019	11,736,386	$11,736	$70,917,811	$(75,531,252)	$—	$(4,601,705)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
	(As Restated – see Note 15)	(As Restated – see Note 15)
Cash flows from operating activities:
Net loss	$(934,716)	$(1,442,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	209,261	153,297
Amortization of debt issuance cost	36,953	21,392
Cash expended in excess of rent expense	(28,012)	(17,692)
Stock-based compensation	330,787	210,028
Bad debt expense	—	150,000
Common stock issued as employee compensation	—	45,913
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,139,417	1,245,407
Decrease (increase) in contract assets	(2,189,888)	395,057
Increase in inventory	(1,378,998)	(49,100)
Decrease in prepaid expenses and other assets	541,791	98,683
Increase (decrease) in accounts payable and accrued expenses	1,993,200	(3,388,922)
Increase (decrease) in contract liabilities	(2,353,926)	32,107
Decrease in loss reserve	(626,876)	(27,456)
Increase (decrease) in income taxes payable	(71,871)	868
Net cash used in operating activities	(2,332,878)	(2,573,325)

Cash flows from investing activities:
Purchase of property and equipment	(210,695)	(156,006)
Net cash used in investing activities	(210,695)	(156,006)

Cash flows from financing activities:
Payments on long-term debt	(603,037)	(418,306)
Proceeds from line of credit	—	2,000,000
Payments on line of credit	(300,000)	—
Stock offering costs paid	(64,371)	—
Net cash (used in) provided by financing activities	(967,408)	1,581,694

Net decrease in cash and restricted cash	(3,510,981)	(1,147,637)
Cash and restricted cash at beginning of period	6,128,142	1,430,877
Cash and restricted cash at end of period	$2,617,161	$283,240

Supplemental disclosures of cash flow information:

Noncash investing and financing activities:
Cash paid during the period for:
Interest	$551,635	$429,614
Income taxes	$90,202	$—

Equipment acquired under financing lease	$399,800	$—

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.       INTERIM FINANCIAL STATEMENTS

The Company consists of CPI Aerostructures, Inc. (“CPI”) and Welding Metallurgy, Inc. (“WMI”), a wholly owned subsidiary acquired on December 20, 2018 and Compac Development Corporation (“Compac”), a wholly owned subsidiary of WMI, collectively the “Company.” The acquisition of WMI and Compac is referred to throughout this document as the “WMI Acquisition”.

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

The consolidated financial statements of the Company as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated balance sheet as of December 31, 2018 has been derived from audited consolidated financial statements, as restated (see Note 15 and our Annual Report on Form 10-K for the year ended December 31, 2019 for more information on the effect of the restatement) but does not include all of the information and notes required by U.S. GAAP. The Company believes that the disclosures are adequate to make the information presented not misleading.

All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected. Such adjustments are of a normal, recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which we expect to file subsequent to the filing of this Quarterly Report on Form 10Q/A. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

The Company maintains its cash in five financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed insurance limits. As of March 31, 2019, the Company had $511,170 of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

The Company applied acquisition accounting for the WMI Acquisition in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC 805”). Acquisition accounting requires that the assets acquired and liabilities assumed be recorded at their respective estimated fair values at the date of acquisition. The excess purchase price over fair value of the net assets acquired is recorded as goodwill. In determining estimated fair values, we are required to make estimates and assumptions that affect the recorded amounts including, but not limited to, expected future cash flows, discount rates, remaining useful lives of long-lived assets, useful lives of identified intangible assets, replacement or reproduction costs of property and equipment and the amounts to be recovered in future periods from acquired net operating losses and other deferred tax assets. Our estimates in this area impact, among other items, the amount of depreciation and amortization, impairment charges in certain instances if the asset becomes impaired, and income tax expense or benefit that we report. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. See Note 2, “Business Combinations” for a summary and status of the application of acquisition accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers" ("ASC 606"), using the modified retrospective method. In accordance with ASC 606, the Company recognizes revenue when it transfers control of a promised good or service to a customer in an amount that reflects the consideration it expects to be entitled to in exchange for the good or service. The majority of the Company’s performance obligations are satisfied over time as the Company (i) sells products with no alternative use to the Company and (ii) has an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date. Under the over time revenue recognition model, revenue and gross profit are recognized over the contract period as work is performed based on actual costs incurred and an estimate of costs to complete and resulting total estimated costs at completion.

The Company also has contracts that are considered point in time. Under the point in time revenue recognition model, revenue is recognized when control of the components has transferred to the customer, in most cases this will be based on shipping terms.

The corrected adoption of ASC 606 resulted in a restatement of previously issued consolidated financial statements, see Note 15. See Note 3, “Revenue”, for additional information regarding the Company’s revenue recognition policy.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings. The FASB subsequently issued Accounting Standards Update No. 2018-10 and Accounting Standards Update No. 2018-11 in July 2018, which provide clarifications and improvements to ASU 2016-02 (collectively, the “new lease standard”). Accounting Standards Update No. 2018-11 also provides the optional transition method which allows companies to apply the new lease standard at the adoption date instead of at the earliest comparative period presented and continue to apply the provisions of the previous lease standard in its annual disclosures for the comparative periods. The new lease standard requires lessees to present a right-of-use asset and a corresponding lease liability on the balance sheet. Lessor accounting is substantially unchanged compared to the current accounting guidance. Additional footnote disclosures related to leases will also be required.

On January 1, 2019, the Company adopted the new lease standard using the optional transition method. The comparative financial information will not be restated and will continue to be reported under the previous lease standard in effect during those periods. In addition, the new lease standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients. As such, the Company will not reassess whether expired or existing contracts are or contain a lease; will not need to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company.

The new lease standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company elected the practical expedient to not separate lease and non-lease components for certain classes of assets (office buildings).

On January 1, 2019, the Company recognized ROU assets and lease liabilities of approximately $5.3 million and $5.9 million, respectively, on its consolidated balance sheet using an estimated incremental borrowing rate of 6%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.       Business Combinations

As discussed in Note 1, the Company acquired WMI and Compac from Air Industries Group (“Air Industries”) on December 20, 2018. The WMI Acquisition was accounted for as a business combination in accordance with ASC 805. Accordingly, the Company is required to determine and record the estimated fair value of the assets acquired, including any potential intangible assets, and liabilities assumed at the date of acquisition. The acquisition was considered a stock purchase for tax purposes.

The purchase price for the acquisition was $7.9 million, which was subject to a post-closing working capital adjustment. $2 million dollars of the purchase price was placed in escrow at closing and may be released after the completion of the working capital adjustment and for the indemnification contingencies. The escrowed amount is shown as restricted cash on the consolidated balance sheet as of March 31, 2019. The working capital adjustment is based on the historical values of components of working capital as defined in the Stock Purchase Agreement (“SPA”). We calculated a post-closing working capital adjustment. Air Industries formally objected to our calculation. The SPA provided the parties 30 days to come to an agreement on the working capital adjustment, required that any areas of disagreement exceeding the 30 days must be submitted for a binding resolution to BDO USA, LLP (“BDO”) and provided that BDO would have a period of 30 days to resolve the disputes and determine the final working capital adjustment.

As of March 31, 2019, the Company was in process of determining the fair values of the assets and liabilities acquired and had recorded provisional estimates as of the acquisition date. As the Company completes this process and additional information becomes known concerning the acquired assets and assumed liabilities, management will likely make adjustments to the fair value of the amounts provisionally recorded in the opening balance sheet of WMI during the measurement period, which is no longer than a one-year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. If the final aggregate fair value of the net assets acquired is less than the final purchase price paid, then the Company may be required to record goodwill. Conversely, if the final aggregate fair value of the net assets acquired is in excess of the final purchase price paid, then the Company may potentially conclude that the purchase of WMI was a “bargain purchase.”

As stated above, as of March 31, 2019, the Company determined the following provisional estimates of the fair value of the assets acquired and liabilities assumed from WMI:

Provisional Fair Values
Other current assets	$1,049,000
Accounts receivable	1,522,000
Inventory	7,969,000
Property and equipment, net	586,000
Current liabilities	(5,174,000)
Total	$5,952,000

Please see Note 14, “Subsequent Events” for additional discussion and final fair value of assets and liabilities assumed from WMI and the working capital dispute between CPI and Air Industries.

The following table presents the unaudited pro forma revenue and net income for the period presented as if the WMI Acquisition had occurred on January 1, 2018, based on the provisional estimates of the fair value of the net assets acquired:

March 31, 2018 (restated)
Revenue	$17,532,728
Net Loss	$(1,859,365)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.       REVENUE RECOGNITION

Contracts with Customers and Performance Obligations

The majority of the Company’s revenues are from long-term contracts with the U.S. government and commercial contractors. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For the Company, the contract under ASC 606 is typically established upon execution of a purchase order either in accordance with a long-term customer contract or on a standalone basis.

To determine the proper revenue recognition for our contracts, we must evaluate whether two or more contracts should be combined and accounted for as a single contract, and whether the combined or single contract should be accounted for as one performance obligation or more than one performance obligation. This evaluation requires significant judgment and the decision to combine a group of contracts or to separate a contract into multiple performance obligations could change the amount of revenue and profit recorded in a period. A performance obligation is a promise within a contract to transfer a distinct good or service to the customer in exchange for payment and is the unit of account for recognizing revenue. The Company’s performance obligations in its contracts with customers are typically the sale of each individual product contemplated in the contract or a single performance obligation representing a series of products when the contract contains multiple products that are substantially the same. The Company has elected to account for shipping performed after control over a product has transferred to a customer as fulfillment activities. When revenue is recognized in advance of incurring shipping costs, the costs related to the shipping are accrued. Shipping costs are included in costs of sales. The Company provides warranties on many of its products; however, since customers cannot purchase such warranties separately and they do not provide services beyond standard assurances, warranties are not separate performance obligations.

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. For contracts with more than one performance obligation, the Company allocates the transaction price to each performance obligation based on its estimated standalone selling price. When standalone selling prices are not available, the transaction price is allocated using an expected cost plus margin approach as pricing for such contracts is typically negotiated on the basis of cost.

The contracts with the U.S. government typically are subject to the FAR which provides guidance on the types of costs that are allowable in establishing prices for goods and services provided under U.S. government contracts. The pricing for commercial contractors are based on the specific negotiations with each customer and any taxes imposed by governmental authorities are excluded from revenue. The transaction price is primarily comprised of fixed consideration as the customer typically pays a fixed fee for each product sold. The Company does not adjust the amount of revenue to be recognized under a customer contract for the effects of the time value of money when the timing difference between receipt of payment and transferring the good or service is less than one year.

The majority of the Company’s performance obligations are satisfied over time as the Company (i) sells products with no alternative use to the Company and (ii) has an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date. The Company uses the cost-to-cost input method to measure progress for its performance obligations because it best depicts the transfer of control to the customer which occurs as the Company incurs costs on its contracts.

The Company generally utilizes the portfolio approach to estimate the amount of revenue to recognize for its contracts and groups contracts together that have similar characteristics. Significant judgment is used to determine which contracts are grouped together to form a portfolio. The portfolio approach is utilized only when the result of the accounting is not expected to be materially different than if applied to individual contracts.

The Company’s contracts are often modified to account for changes in contract specifications and requirements. The Company considers contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. The effect of a contract modification on the transaction price, and the measure of progress for the performance obligation to which it relates, are recognized prospectively when the remaining goods or services are distinct and on a cumulative catch-up basis when the remaining goods or services are not distinct.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Contract Estimates

Certain contracts contain forms of variable consideration, such as price discounts and performance penalties. The Company generally estimates variable consideration using the most likely amount based on an assessment of all available information (i.e., historical experience, current and forecasted performance) and only to the extent it is probable that a significant reversal of revenue recognized will not occur when the uncertainty is resolved.

In applying the cost-to-cost input method, the Company compares the actual costs incurred relative to the total estimated costs expected at completion to determine its progress towards satisfying its performance obligation and to calculate the corresponding amount of revenue to recognize. For any costs incurred that do not depict the Company’s performance in transferring control of goods or services to the customer, the Company excludes such costs from its input method measure of progress as the amounts are not reflected in the price of the contract. Costs that are inputs to the satisfaction of a performance obligation include labor, materials and subcontractors’ costs, other direct costs and an allocation of indirect costs.

Changes to the original estimates may be required during the life of the contract. Estimates are reviewed quarterly and the effect of any change in the estimated gross margin percentage for a contract is reflected in revenue in the period the change becomes known. ASC 606 involves considerable use of estimates and judgment in determining revenues, costs and profits and in assigning the amounts to accounting periods. For instance, management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from the customer, and overhead cost rates, among other variables. The Company continually evaluates all of the factors related to the assumptions, risks and uncertainties inherent with the application of the cost-to-cost input method; however, it cannot be assured that estimates will be accurate. If estimates are not accurate, or a contract is terminated which will affect estimates at completion, the Company is required to adjust revenue in the period the change is determined.

When changes are required for the estimated total revenue on a contract, these changes are recognized on a cumulative catch-up basis in the current period. A significant change in one or more estimates could affect the profitability of one or more of our performance obligations. If estimates of total costs to be incurred exceed estimates of total consideration the Company expects to receive, a provision for the remaining loss on the contract is recorded in the period in which the loss becomes evident.

Capitalized Contract Acquisition Costs and Fulfillment Costs

Contract acquisition costs are those incremental costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. The Company does not typically incur contract acquisition costs or contract fulfillment costs that are subject to capitalization in accordance with the guidance in Accounting Standards Codification Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.”

Disaggregation of Revenue

The following tables present the Company’s revenue disaggregated by contract type:

	Three months ended March 31, (restated)
	2019	2018
Aerostructures	$10,080,873	$8,842,220
Aerosystems	8,123,468	2,718,088
Kitting and Supply Chain Management	3,784,043	3,429,643
	$21,988,384	$14,989,951

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2019, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $113.5 million. This represents the amount of revenue the Company expects to recognize in the future on contracts with unsatisfied or partially satisfied performance obligations as of March 31, 2019. The Company estimates that it will recognize approximately 63% of this amount in fiscal year 2019 and the remainder by fiscal year 2022.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.       reconciliation of cash and restricted casH

The following table provides a reconciliation of cash and restricted cash reported within the consolidated statement of cash flows that sum to the total of the same such amounts shown in the statement of cash flows:

	March 31, 2019 (restated)	March 31, 2018 (restated)
Cash	$617,161	$283,240
Restricted cash	2,000,000	—
Total cash and restricted cash shown in the consolidated statement of cash flow	$2,617,161	$283,240

6.       inventory

The components of inventory consisted of the following:

	March 31, 2019 (restated)	December 31, 2018 (restated)
Raw materials	$2,867,039	$2,591,872
Work in progress	5,590,480	4,015,028
Finished goods	2,283,090	2,754,711
Total	$10,740,609	$9,361,611

7.       stock-based compensation

The Company accounts for stock-based compensation based on the fair value of the stock or stock-based instrument on the date of grant.

In January 2019, the Company granted 75,350 restricted stock units (“RSUs”) to its board of directors as partial compensation for the 2019 year. In January 2018, the Company granted 58,578 RSUs to its board of directors as partial compensation for the 2018 year. RSUs vest quarterly on a straight-line basis over a one-year period. The Company’s net loss for the three months ended March 31, 2019 and 2018 includes approximately $250,000 and $273,000, respectively, of non-cash compensation expense related to the RSU grants to the board of directors. This expense is recorded as a component of selling, general and administrative expenses.

In January 2018, the Company granted 5,130 shares of common stock to various employees. For the three months ended March 31, 2018, approximately $10,000 of compensation expense is included in selling, general and administrative expenses and approximately $36,000 of compensation expense is included in cost of sales for this grant.

In March 2018, the Company granted 68,764 shares of common stock to various employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2022 based upon the service and performance thresholds. For the three months ended March 31, 2019, approximately $85,000 of compensation expense is included in selling, general and administrative expenses and approximately $16,100 of compensation expense is included in cost of sales for this grant. For the three months ended March 31, 2018, approximately $76,600 of compensation expense is included in selling, general and administrative expenses and approximately $16,100 of compensation expense is included in cost of revenue for this grant.

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

A summary of the status of the Company’s stock option plans as of March 31, 2019 and changes during the three months ended March 31, 2019 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of period	41,772	$7.58	—	—

Exercised during the period	35,000	$6.60	—	—

Outstanding and exercisable at end of period	6,772	$12.67	0.25	$—

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

	March 31, 2019 (restated)
	Carrying Amount	Fair Value
Debt
Line of credit and long-term debt	$29,846,667	$29,846,667

	December 31, 2018 (restated)
	Carrying Amount	Fair Value
Debt
Line of credit and long-term debt	$30,349,904	$30,349,904

We estimated the fair value of debt using market quotes and calculations based on market rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.        Contract assets and contract liabilities

Contract assets represent revenue recognized on contracts in excess of amounts invoiced to the customer and the Company’s right to consideration is conditional on something other than the passage of time. Amounts may not exceed their net realizable value. Under the typical payment terms of our government contracts, the customer retains a portion of the contract price until completion of the contract, as a measure of protection for the customer. Our government contracts therefore typically result in revenue recognized in excess of billings, which we present as contract assets. Contract assets are classified as current. The Company’s contract liabilities represent customer payments received or due from the customer in excess of revenue recognized. Contract liabilities are classified as current.

Revenue recognized for the period ended March 31, 2019 and March 31, 2018, that was included in the contract liabilities balance as of January 1, 2019 was $5.2 million and as of January 1, 2018 was $8,000.

10.	Loss PER COMMON SHARE

Basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per common share for the three months ended March 31, 2019 and 2018 is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, as well as unvested RSUs. Incremental shares of 56,513 were not used in the calculation of diluted loss per common share in the three months ended March 31, 2019, as the Company is at a loss position and these shares would be considered anti-dilutive. Incremental shares of 6,772 were not used in the calculation of diluted loss per common share in the three months ended March 31, 2019, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive. Incremental shares of 78,933 were not used in the calculation of diluted loss per common share in the three months ended March 31, 2018, as the Company is at a loss position and these shares would be considered anti-dilutive. Incremental shares of 45,249 were not used in the calculation of diluted loss per common share in the three months ended March 31, 2018, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.

11.	Debt

On March 24, 2016, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with BankUnited, N.A. as a lender and the sole arranger, administrative agent and collateral agent and Citizens Bank N.A. as a lender (the “BankUnited Facility”). The BankUnited Facility provided for a revolving credit loan commitment of $30 million (the “Revolving Loan”) and a $10 million term loan (“Term Loan”). The Revolving Loan bears interest at a rate based upon a pricing grid, as defined in the agreement.

As of March 31, 2019, the Company had $23.7 million outstanding under the Revolving Loan bearing interest at 6.25%. As of March 31, 2019, the Revolving Loan had a maturity date of June 30, 2020.

The Company has cumulatively paid approximately $463,000 of total debt issuance costs in connection with the BankUnited Facility, of which approximately $121,000 is included in other assets and $37,000 is a reduction of long-term debt at March 31, 2019.

The Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the agreement, as of March 31, 2019, had a maturity date of June 30, 2020.

The maturities of long-term debt (excluding unamortized debt issuance costs) are as follows:

Twelve months ending March 31,
2020	$2,506,099
2021	3,131,789
2022	204,065
2023	179,055
Thereafter	86,974
Total	$6,107,982

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2019, the Company was not in compliance with the financial covenants contained in the BankUnited Facility, as amended. BankUnited has subsequently waived these covenant violations in conjunction with execution of the Sixth Amendment, which further amends the Credit Agreement, Revolving Note and Term Note, extended the maturity dates of the Revolving Loan and Term Loan, converted $6 million of the principal outstanding under the Revolving Loan into principal outstanding under the Term Loan and made a corresponding reduction to the availability under the Revolving Loan by $6 million, and amended certain covenants and other provisions of the BankUnited Facility. See Note 14, “Subsequent Events”.

The BankUnited Facility is secured by all of the Company’s assets.

In addition to the Term Loan, included in long-term debt are financing leases and notes payable of $1,236,697, including a current portion of $406,099.

12.       MAJOR CUSTOMERS

During the three months ended March 31, 2019, the Company’s four largest customers accounted for 27% 14%, 13% and 11% of revenue. During the three months ended March 31, 2018, the Company’s four largest customers accounted for 26%, 14%, 14% and 11% of revenue.

At March 31, 2019, 34%, 14%, 12%, 12% and 10% of contract assets were from the Company’s five largest customers. At December 31, 2018, 53%, 21% and 10% of contract assets were from the Company’s three largest customers.

At March 31, 2019, 24%, 16%, 15% and 10% of our accounts receivable were from our four largest customers. At December 31, 2018, 18%, 16%, 14% and 14% of accounts receivable were from our four largest customers.

13.       Income taxes

In February 2019, the Company received information that the net operating loss carryback that was generated in 2014 and carried back to 2012-13 was under examination and could possibly be disallowed by the IRS. As of June 2020, the Company has received notification that the returns will be accepted as filed.

14.       SUBSEQUENT EVENTS

Restatement: On February 14, 2020, the Company filed a Form 8-K disclosing that the consolidated Company’s financial statements, which were included in certain previously filed consolidated financial statements, and related financial information should no longer be relied upon, and disclosed that the consolidated financial statements will be restated. More detailed discussion can be found in Note 15, “Restatement of Previously Issued Consolidated Financial Statements”.

Liquidity: On August 24, 2020, we entered into a Sixth Amendment and Waiver (“Sixth Amendment”) to our Credit Agreement with BankUnited. In connection with the Sixth Amendment, we also amended the Amended and Restated Revolving Credit Note, dated as of March 24, 2016, which represents an aggregate principal revolving loan commitment amount of $30 million (“Revolving Note”) and the Amended and Restated Term Note, dated as of March 24, 2016, with an original principal amount of $10 million (“Term Note”).

Under the Sixth Amendment, and the related amendments to the Revolving Note and Term Note, an aggregate of $6 million of the outstanding balance under the Revolving Note was converted into and added to the outstanding balance on the Term Note. The availability under the Revolving Note was permanently reduced by $6 million, to $24 million, and the outstanding principal amount on the Term Note was increased to approximately $7,933,000.

Additionally, under the Sixth Amendment, the parties amended the Credit Agreement by (i) extending the maturity date of the Revolving Note and Term Note to May 2, 2022, and making conforming changes to the payment schedule on the Term Note, (ii) amending the fixed charge coverage ratio covenant by requiring the ratio to be quarterly for September 30, 2020 and December 31, 2020 and then determined on a trailing twelve-month basis beginning on March 31, 2021, (iii) waiving the leverage covenant noncompliance for each quarter ended during the period from March 31, 2018 through December 31, 2019. The leverage covenant will not be tested for the four quarters from March 31, 2020 through December 31, 2020. Then beginning with the quarter ending March 31, 2021 the funded debt to EBITDA ratio shall be 4.0:1.0, tested on a trailing four quarter basis, (iv) reducing the minimum quarterly EBITDA covenant from $2 million to $1 million beginning on September 30, 2020, (v) maintaining a minimum net income, after taxes, of no less than $1.00, and (vi) replacing the interest pricing grid for the Revolving Note with an interest rate for Eurodollar loans of LIBOR plus 3.25% with a floor of 50 basis points or an interest rate for base rate loans equal to BankUnited’s prime rate plus 0.25%.

Additionally, on April 10, 2020, the Company entered into a loan with BNB Bank as the lender (“Lender”) in an aggregate principal amount of $4,795,000 (“PPP Loan”) pursuant to the Paycheck Protection Program, part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The PPP Loan is evidenced by a promissory note (“Note”). Subject to the terms of the Note, the PPP Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of two years, and is unsecured and guaranteed by the Small Business Administration. The Company may apply to the Lender for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the 24-week period beginning on April 10, 2020, calculated in accordance with the terms of the CARES Act, as modified by the Paycheck Protection Flexibility Act. The Note provides for customary events of default including, among other things, cross-defaults on any other loan with the Lender. The PPP Loan may be accelerated upon the occurrence of an event of default.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

COVID-19: In March 2020, the novel coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization. The pandemic has negatively affected the U.S. and global economy, disrupted global supply chains and financial markets, and has resulted in shelter in place orders. The Company has followed the recommendations of government and health authorities to minimize exposure risk for its employees, including having employees work modified hours or remotely since on or about March 19, 2020, practicing social distancing, and performing deep cleaning of its facilities. We have also taken actions to support our community in addressing challenges posed by the pandemic, including the donation of personal protective equipment.

There are many uncertainties regarding the COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its employees, customers, suppliers, and liquidity. On March 20, 2020, the Company was notified that it was considered part of the Defense Industrial Base Essential Critical Infrastructure Workforce, and as such has remained open during the COVID-19 pandemic. However, the COVID-19 pandemic has affected our operations, as described elsewhere in this Quarterly Report on Form 10-Q/A, and the extent to which COVID-19 may affect our operations in future periods will depend on future developments, which are highly uncertain, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or address its impact, among others. The Company is unable to predict the impact that COVID-19 will have on its financial position and operating results.

NYSE American Filing Delinquency:

On April 17, 2020, we received a notice from NYSE Regulation, Inc. stating that, because we failed to file restated financial statements for the Non-Reliance Periods on or before April 14, 2020, we were not in compliance with the NYSE American exchange’s continued listing standards under the timely filing criteria included in Section 1007 of the Company Guide. In accordance with Section 1007 of the Company Guide, we have six months from April 15, 2020, or until October 15, 2020, to file restated financial statements for the Non-Reliance Periods. The Annual Report on Form 10-K, which we will file immediately after the filing of this Quarterly Report on Form 10-Q/A, along with this Quarterly Report on Form 10-Q/A and the Quarterly Reports on Forms 10-Q/A for the quarters ended June 30, 2019 and September 30, 2019, together constitute such filing and, accordingly, as of the date of this filing we expect to regain compliance with the NYSE American exchange’s continued listing standards.

G650 Order Stop-Work and Status

On April 29, 2020, the Company received a letter from Triumph Group stating that due to the COVID-19 pandemic, it had received a significant schedule change from its customer, Gulfstream Aerospace, and requested CPI Aero immediately stop work on the contract we have to produce certain fixed leading edge assemblies on the wing of the G650 business jet. In May 2020, Triumph Group cancelled nearly all open orders with the Company, decreasing our G650 leading edge backlog by $3.6 million. On May 27, 2020, Triumph Group announced it had reached an agreement in principle to sell the G650 wing program to Gulfstream Aerospace. On June 12, 2020, the Company received a joint communication from Gulfstream Aerospace and Triumph Group that stated Gulfstream’s intention at the conclusion of the transaction is to continue to purchase G650 wing components from the Company and that they would provide further details to the Company in the coming weeks. The Company is unable to predict when the transaction between Gulfstream and Triumph Group will close or when Gulfstream will begin purchasing G650 wing components from us, if at all.

Business Combinations: The Company completed the WMI Acquisition on December 20, 2018. The acquisition was accounted for as a business combination in accordance with ASC Topic 805. Accordingly, the Company recorded the provisional fair value of the assets and liabilities assumed at the date of acquisition. The acquisition was considered a stock purchase for tax purposes.

The purchase price for the acquisition was $7.9 million, which was subject to a post-closing working capital adjustment. $2 million dollars of the purchase price was placed in escrow at closing and was to be released after the completion of the working capital adjustment and for the indemnification contingencies. The working capital adjustment is based on the historical values of components of working capital as defined in the SPA. The Company calculated a post-closing working capital adjustment. Air Industries formally objected to the calculation. The SPA provided the parties 30 days to come to an agreement on the working capital adjustment. The Company and Air Industries could not come to an agreement within the time specified and the issues were submitted to BDO for a binding resolution. During the course of BDO’s work, Air Industries conceded on three of the four items of contention, leaving only the inventory valuation in dispute. In its report dated September 3, 2019, BDO found in favor of the Company and that there should be no changes to the Closing Working Capital Statement as prepared by the Company. The result of the conceded items and BDO determination would decrease the purchase price of the acquisition by approximate $4.1 million. On September 16, 2019, the Company received a letter from Air Industries acknowledging the conceded items and, among other things, rejecting the determination by BDO. On September 27, 2019, the Company filed a notice of motion in the Supreme Court of the State of New York, County of New York, against Air Industries seeking, among other things, an order of specific performance requiring Air Industries to comply with its obligations under the SPA and Escrow Agreement and a judgment against Air Industries in the amount of approximately $4.1 million. The parties argued the motion before the court on February 5, 2020. The court’s decision is pending.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In October 2019, Air Industries and the Company jointly authorized the release of approximately $619,000 from escrow, which represents the value of the conceded items. The remaining escrowed amount of $1,381,000 is shown as restricted cash on the consolidated balance sheet as of December 31, 2019. The additional disputed amount of approximately $2.1 million is not on the Company’s consolidated balance sheet due to the uncertainty of collection.

In the fourth quarter of 2019, the Company recorded adjustments to the provisional estimates of the fair value of the assets acquired and liabilities assumed from WMI related to the BDO determination. Due to new information discovered during the measurement period, adjustments were made to the current period. The Company has determining the fair values of the assets and liabilities acquired and has recorded the fair value of the assets acquired as of December 31 2019 assuming only the collection of the remaining amount escrowed. Collection of the additional $2.1 million is uncertain.

Legal Proceedings:

Working Capital Dispute

On September 27, 2019, the Company filed a notice of motion in the Supreme Court of the State of New York, County of New York against Air Industries in connection with a working capital dispute. The Company is seeking, among other things, (i) an order of specific performance requiring Air Industries to comply with its obligations under the Stock Purchase Agreement entered into between the Company and Air Industries on March 21, 2018 and the Escrow Agreement entered into between the Company and Air Industries on December 20, 2018, and (ii) a judgment against Air Industries in the amount of approximately $3.6 million. The parties argued the motion before the court on February 5, 2020. The court’s decision is pending.

Class Action Lawsuit

On February 24, 2020, Mark A. Rodriguez, a purported stockholder, filed a putative class action lawsuit against the Company, Douglas McCrosson, the Company’s Chief Executive Officer, and Vincent Palazzolo, the Company’s former Chief Financial Officer, in the United States District Court for the Eastern District of New York, arising out of the errors in and restatements of our financial statements. On February 25, 2020, Russell Garrett, a purported stockholder, filed a second putative class action lawsuit against the Company and Messrs. McCrosson and Palazzolo, in the United States District Court for the Eastern District of New York, arising out of the same alleged facts. Each plaintiff seeks to represent a class of stockholders who purchased or otherwise acquired the Company’s common stock from May 15, 2018 to February 14, 2020 (“Class Period”). The complaints are almost identical. Both complaints generally allege that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated by the SEC by making false and misleading statements in the Company’s periodic reports filed during the Class Period and seek unspecified damages.

On May 5, 2020, the court consolidated these two lawsuits. The court also appointed a lead plaintiff and approved plaintiff's selection of lead counsel. On May 20, 2020, the court ordered plaintiff to file a consolidated amended complaint within 30 days of the Company’s issuance of its restated financials.

Shareholder Derivative Action

On May 7, 2020, a shareholder derivative action was filed against current members of our board of directors and certain of our current and former officers in the United States District Court for the Eastern District of New York. The complaint, which is based substantially on the facts alleged in the class action complaints summarized above, purports to assert derivative claims against the individual defendants for violations of Section 10(b) and 21(d) of the Exchange Act and breach of fiduciary duty, and seeks to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct. The complaint also seeks declaratory, equitable, injunctive and monetary relief, and attorneys’ fees and other costs. On June 16, 2020, the court ordered plaintiff to file a consolidated amended complaint within 60 days of the Company’s issuance of its restated financials.

While the outcome of any litigation is inherently uncertain and the class action and derivative litigation are each still at an early stage, the Company and its officers and directors intend to vigorously defend against the claims and believe the claims are without merit.

Books and Records Action

On June 5, 2020, a lawsuit to compel inspection of books and records was filed against the Company in the Supreme Court of New York State, Suffolk County, captioned Berger v. CPI Aerostructures, Inc. The complaint, which is based substantially on the facts alleged in the class action complaints summarized above, seeks to compel the inspection of corporate books and records pursuant to New York common law. The complaint also seeks attorneys’ fees and other costs. The Company’s deadline to answer, move or otherwise respond to the complaint is August 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEC Investigation

On May 22, 2020, the Company received a letter (the “SEC Letter”) from the SEC Division of Enforcement (the “Division”) indicating that the Division staff is conducting an investigation involving the Company. The SEC Letter states that the investigation is a non-public, fact finding inquiry where the Division staff is trying to determine whether there have been any violations of federal securities laws. As part of this investigation, the Division issued a subpoena to the Company seeking documents and information relating, among other things, to previously-disclosed errors in and restatements of, the Company’s financial statements, the Company’s October 16, 2018 equity offering and the recent separation of the Company’s former Chief Financial Officers. The SEC Letter states that the investigation and the subpoena do not mean that the Division staff has concluded that the Company or anyone else have violated the federal securities laws and that the investigation does not mean that the Division staff has a negative opinion of any person, entity or security. We intend to fully cooperate with the Division staff. We cannot predict the length, scope, or results of the investigation or the impact, if any, of the investigation on our results of operations.

15.       RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

On February 14, 2020, the Company filed a Form 8-K disclosing that the Audit & Finance Committee of the Company’s Board of Directors determined, based on the recommendation of management, that the Company’s consolidated financial statements which were included in its annual report on Form 10-K for the year ended December 31, 2018, quarterly reports on Forms 10-Q for the quarters ended March 31, 2018, June 30, 2018, and September 30, 2018 and quarterly reports on Forms 10-Q for the quarters ended March 31, 2019, June 30, 2019, and September 30, 2019 and related financial information should no longer be relied upon, and determined that the consolidated financial statements will be restated. The errors were uncovered as part of the preparation of the Company’s consolidated financial statements for the fiscal year ended December 31, 2019.

As a result, the Company restated the 2018 consolidated financial statements, which is referred to as the “Restatement.” The Restatement corrects errors which are discussed in detail within this footnote.

The errors primarily related to the timing of recognition of revenue from contracts with customers.

Restatement

The following is a discussion of the restatement adjustments that were made to the Company’s previously issued March 31, 2019 and March 31, 2018 consolidated financial statements.

(a) Revenue recognition

The Company recognizes revenues and profits for contracts with customers using the cost-to-cost percentage of completion method of accounting. Historically, for long-term programs, the Company applied the cost-to-cost percentage of completion method at the program level, that is, for the entire duration of expected production activity on a particular program. The Company estimated its revenue recognition utilizing the life of the program to both measure progress and estimate profit margin. Under this approach, the Company estimated the total expected customer purchases over the life of the program, which included unexercised and non-binding customer purchase options, which resulted in the recognition of $103.8 million and $100.9 million of misstated contract assets, contract liabilities and loss reserves for the three months ended March 31, 2019 and year ended December 31, 2018, respectively.

The Company has now concluded that its life of the program accounting was not an appropriate application of ASC Topic 606. Under ASC Topic 606, the performance obligation is the appropriate unit of accounting. The Company identifies performance obligations to customers once a contract is established in accordance with ASC Topic 606. For the Company, the contract under ASC Topic 606 is typically established upon execution of a purchase order either in accordance with a long-term customer agreement or on a standalone basis. The transaction price is also determined at the contract level and excludes amounts related to unexercised customer options. Similarly, the Company’s cost-to-cost input method to measure progress must consider only the costs incurred relative to the total expected costs of satisfying the performance obligations identified in the contract, exclusive of unexercised customer options.

To correct these errors, the related revenue was reversed in the period in which the accounting errors took place and recognized in subsequent periods as control of the goods or services in the contract passed to the customer over time based on a cost-to-cost input method measure of progress. Additionally, certain adjustments to contract assets and contract liabilities were made to the consolidated balance sheet at the end of the period in which the accounting errors occurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(b) Other

The Company corrected other immaterial misstatements relating to previously unrecorded audit adjustments.

(c) Income taxes

The Company has recorded tax adjustments related to the impact of the Restatement.

Impact on Consolidated Statements of Operations

The effect of the Restatement described above on the accompanying consolidated statements of operations for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31, 2018
	As Previously	Revenue		Income	As
	Reported	Recognition	Other	Taxes	Restated
Revenue	$18,191,623	$(3,201,672)	$—	$—	$14,989,951
Cost of sales	14,141,755	27,862	(280,143)	—	13,889,474
Gross profit	4,049,868	(3,229,534)	280,143	—	1,100,477
Selling, general and administrative expenses	2,049,840	—	45,086	—	2,094,926
Income (loss) from operations	2,000,028	(3,229,534)	235,057	—	(994,449)
Interest expense	447,263	—	—	—	447,263
Income (loss) before provision for (benefit from) income taxes	1,552,765	(3,229,534)	235,057	—	(1,441,712)
Provision for (benefit from) income taxes	296,000	—	—	(294,805)	1,195
Net income (loss)	1,256,765	(3,229,534)	235,057	294,805	(1,442,907)
Other comprehensive loss net of tax–Change in unrealized loss interest rate swap on int on interest rate swap	(5,800)	—	—	—	(5,800)
Comprehensive income (loss)	$1,250,965	$(3,229,534)	$235,057	$294,805	$(1,448,707)

Income (loss) per common share – basic	$0.14				$(0.16)
Income (loss) per common share – diluted	$0.14				$(0.16)

Shares used in computing earnings (loss) per common share:
Basic	8,888,179				8,888,179
Diluted	8,940,385				8,888,179

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended March 31, 2019
	As Previously Reported	Revenue Recognition	Other	Income Taxes	As Restated
Revenue	$25,583,531	$(3,595,147)	$—	$—	$21,988,384
Cost of sales	20,167,721	(662,753)	—	—	19,504,968
Gross profit	5,415,810	(2,932,394)	—	—	2,483,416
Selling, general and administrative expenses	2,806,443	—	99,243	—	2,905,686
Income (loss) from operations	2,609,367	(2,932,394)	(99,243)	—	(422,270)
Interest expense	510,769	—	—	—	510,769
Income (loss) before provision for (benefit from) income taxes	2,098,598	(2,932,394)	(99,243)	—	(933,039)
Provision for (benefit from) income taxes	440,000	—	—	(438,323)	1,677
Net income (loss)	$1,658,598	$(2,932,394)	$(99,243)	$438,323	$(934,716)

Income per common share – basic	$0.14				$(0.08)
Income per common share – diluted	$0.14				$(0.08)

Shares used in computing earnings per common share:
Basic	11,736,305				11,736,305
Diluted	11,792,818				11,736,305

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Impact on Consolidated Balance Sheets

The effect of the Restatement described above on the accompanying consolidated balance sheets as of March 31, 2019 and December 31, 2018 is as follows:

	As of March 31, 2019
	As Previously Reported	Revenue Recognition	Other	Income Taxes	As Restated
ASSETS
Current Assets:
Cash	$617,161	$—	$—	$—	$617,161
Restricted cash	2,000,000	—	—	—	2,000,000
Accounts receivable, net	6,583,155	—	—	—	6,583,155
Contract assets	120,749,918	(100,971,165)	—	—	19,778,753
Inventory	11,090,995	—	(350,386)	—	10,740,609
Refundable income taxes	435,000	—	—	(97)	434,903
Prepaid expenses and other current assets	1,205,297	—	—	—	1,205,297
Total Current Assets	142,681,526	(100,971,165)	(350,386)	(97)	41,359,878

Operating lease right-of-use assets	4,927,810	—	—	—	4,927,810
Property and equipment, net	3,533,038	—	—	—	3,533,038
Refundable income taxes	—	—	—	434,903	434,903
Deferred income taxes	486,664	—	—	(486,664)	—
Other assets	229,552	—	—	—	229,552
Total Assets	$151,858,590	$(100,971,165)	$(350,386)	$(51,858)	$50,485,181

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$12,364,039	$—	$—	$—	$12,364,039
Accrued expenses	1,089,803	—	—	—	1,089,803
Contract liabilities	3,279,843	(3,190)	—	—	3,276,653
Loss reserve	216,606	2,820,076	—	—	3,036,682
Current portion of long-term debt	2,506,099	—	—	—	2,506,099
Operating lease liabilities	1,593,243	—	—	—	1,593,243
Income taxes payable	253,798	—	—	(211,677)	42,121
Total Current Liabilities	21,303,431	2,816,886	—	(211,677)	23,908,640

Line of credit	23,738,685	—	—	—	23,738,685
Long-term operating lease liabilities	3,837,678	—	—	—	3,837,678
Long-term debt, net of current portion	3,601,883	—	—	—	3,601,883
Deferred income taxes	4,028,553	—	—	(4,028,553)	—
Total Liabilities	56,510,230	2,816,886	—	(4,240,230)	55,086,886

Shareholders' Equity (Deficit):
Common stock	11,736	—	—	—	11,736
Additional paid-in capital	70,917,811	—	—	—	70,917,811
Retained earnings (accumulated deficit)	24,418,813	(103,788,051)	(350,386)	4,188,372	(75,531,252)
Total Shareholders’ Equity (Deficit)	95,348,360	(103,788,051)	(350,386)	4,188,372	(4,601,705)

Total Liabilities and Shareholders’ Equity (Deficit)	$151,858,590	$(100,971,165)	$(350,386)	$(51,858)	$50,485,181

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of December 31, 2018
	As Previously Reported	Revenue Recognition	Other	Income Taxes	As Restated
ASSETS
Current Assets:
Cash	$4,128,142	$—	$—	$—	$4,128,142
Restricted cash	2,000,000	—	—	—	2,000,000
Accounts receivable, net	8,623,329	—	99,242	—	8,722,571
Contract assets	113,333,491	(95,744,625)	—	—	17,588,866
Inventory	9,711,997	—	(350,386)	—	9,361,611
Refundable income taxes	435,000	—	—	(97)	434,903
Prepaid expenses and other current assets	1,972,630	—	—	—	1,972,630
Total Current Assets	140,204,589	(95,744,625)	(251,144)	(97)	44,208,723

Property and equipment, net	2,545,192	—	—	—	2,545,192
Refundable income taxes	435,000	—	—	(97)	434,903
Deferred income taxes	279,318	—	—	(279,318)	—
Other assets	249,575	—	—	—	249,575
Total Assets	$143,713,674	$(95,744,625)	$(251,144)	$(279,512)	$47,438,393

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$9,902,481	$—	$—	$—	$9,902,481
Accrued expenses	1,558,160	—	—	—	1,558,160
Contract liabilities	3,588,500	1,664,079	—	—	5,252,579
Loss reserve	216,606	3,446,952	—	—	3,663,558
Current portion of long-term debt	2,434,981	—	—	—	2,434,981
Income taxes payable	115,000	—	—	(1,008)	113,992
Total Current Liabilities	17,815,728	5,111,031	—	(1,008)	22,925,751

Line of credit	24,038,685	—	—	—	24,038,685
Long-term debt, net of current portion	3,876,238	—	—	—	3,876,238
Deferred income taxes	4,028,553	—	—	(4,028,553)	—
Other liabilities	531,124	—	—	—	531,124
Total Liabilities	50,290,328	5,111,031	—	(4,029,561)	51,371,798

Shareholders’ Equity (Deficit):
Common stock	11,718	—	—	—	11,718
Additional paid-in capital	70,651,413	—	—	—	70,651,413
Retained earnings (accumulated deficit)	22,760,215	(100,855,656)	(251,144)	3,750,049	(74,596,536)
Total Shareholders’ Equity (Deficit)	93,423,346	(100,855,656)	(251,144)	3,750,049	(3,933,405)

Total Liabilities and Shareholders' Equity(Deficit)	$143,713,674	$(95,744,625)	$(251,144)	$(279,512)	$47,438,393

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Cumulative Effect of Prior Period Adjustments

The following table presents the impact of the Restatement on the Company’s shareholders’ equity (deficit) as of January 1, 2018:

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
Balance, January 1, 2018
(As previously reported)	$8,864	$53,770,617	$20,548,652	$(14,800)	$74,313,333
Adjustments:
Revenue recognition	—	—	(86,621,280)	—	(86,621,280)
Other	—	—	(280,143)	—	(280,143)
Income taxes	—	—	(697,012)	—	(697,012)

Cumulative restatement adjustments	—	—	(87,598,435)	—	(87,598,435)
Balance, January 1, 2018
(As Restated)	$8,864	$53,770,617	$(67,049,783)	$(14,800)	$(13,285,102)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Impact on Consolidated Statement of Cash Flows

The effect of the Restatement described above on the accompanying consolidated statement of cash flows for the three months ended March 31, 2019 is as follows:

	Three Months Ended March 31, 2019
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$1,658,598	$(2,593,314)	$(934,716)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	209,261	—	209,261
Amortization of debt issuance cost	20,024	16,929	36,953
Cash expended in excess of rent expense	(28,012)	—	(28,012)
Stock-based compensation	330,787	—	330,787
Deferred income taxes	(207,346)	207,346	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,040,174	99,243	2,139,417
Increase in contract assets	(7,416,427)	5,226,539	(2,189,888)
Increase in inventory	(1,378,998)	—	(1,378,998)
Decrease in refundable income taxes	435,000	(435,000)	—
Decrease in prepaid expenses and other current assets	558,845	(17,054)	541,791
Increase in accounts payable and accrued expenses	1,993,200	—	1,993,200
Decrease in contract liabilities	(686,782)	(1,667,144)	(2,353,926)
Decrease in loss reserve	—	(626,876)	(626,876)
Increase (decrease) in income taxes payable	138,798	(210,669)	(71,871)
Net cash used in operating activities	(2,332,878)	—	(2,332,878)
Cash flows from investing activities:
Purchase of property and equipment	(210,695)	—	(210,695)
Net cash used in investing activities	(210,695)	—	(210,695)
Cash flows from financing activities:
Payments of long-term debt	(603,037)	—	(603,037)
Payments of line of credit	(300,000)	—	(300,000)
Stock offering costs paid	(64,371)	—	(64,371)
Net cash used in financing activities	(967,408)	—	(967,408)
Net decrease in cash and restricted cash	(3,510,981)	—	(3,510,981)
Cash and restricted cash at beginning of period	6,128,142	—	6,128,142
Cash and restricted cash at end of period	$2,617,161	$—	$2,617,161
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$551,635	$—	$551,635
Cash paid during the period for income taxes	$90,202	$—	$90,202
Supplemental schedule of noncash investing and financing activities:
Equipment acquired under financing lease	$399,800	$—	$399,800

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Impact on Consolidated Statement of Cash Flows

The effect of the Restatement described above on the accompanying consolidated statement of cash flows for the three months ended March 31, 2018 is as follows:

	Three Months Ended March 31, 2018
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$1,256,765	$(2,699,672)	$(1,442,907)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	153,297	—	153,297
Amortization of debt issuance cost	21,392	—	21,392
Cash expended in excess of rent expense	(17,692)	—	(17,692)
Stock-based compensation	303,940	(93,912)	210,028
Bad debt expense	—	150,000	150,000
Common stock issued as employee compensation	45,913	—	45,913
Deferred income taxes	405,000	(405,000)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,395,407	(150,000)	1,245,407
(Increase) decrease in contract assets	(2,865,025)	3,260,082	395,057
Increase in inventory	(49,100)	—	(49,100)
Decrease in prepaid expenses and other current assets	98,683	—	98,683
Decrease in accounts payable and accrued expenses	(3,247,776)	(141,146)	(3,388,922)
Increase in contract liabilities	35,198	(3,091)	32,107
Decrease in loss reserve	—	(27,456)	(27,456)
Increase (decrease) in income taxes payable	(109,327)	110,195	868
Net cash used in operating activities	(2,573,325)	—	(2,573,325)
Cash flows from investing activities:
Purchase of property and equipment	(156,006)	—	(156,006)
Net cash used in investing activities	(156,006)	—	(156,006)
Cash flows from financing activities:
Payments of long-term debt	(418,306)	—	(418,306)
Proceeds from line of credit	2,000,000	—	2,000,000
Net cash used in financing activities	1,581,694	—	1,581,694
Net decrease in cash and restricted cash	(1,147,637)	—	(1,147,637)
Cash and restricted cash at beginning of period	1,430,877	—	1,430,877
Cash and restricted cash at end of period	$283,240	$—	$283,240
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$429,614	$—	$429,614

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in this report.

Forward Looking Statements

When used in this Form 10-Q/A and in future filings by us with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, which we expect to file subsequent to the filing of this Quarterly Report on Form 10-Q/A, and Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q/A. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Business Operations

We are engaged in the contract production of structural aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets. We also have a strong and growing presence in the aerosystems segment of the market, with our production of various reconnaissance pod structures and fuel panel systems. Within the global aerostructure and aerosystem supply chain, we are either a Tier 1 supplier to aircraft Original Equipment Manufacturers or a Tier 2 subcontractor to major Tier 1 manufacturers. We also are a prime contractor to the U.S. Department of Defense, primarily the U.S. Air Force. In conjunction with our assembly operations, we provide engineering, program management, supply chain management and kitting, and maintenance repair and overhaul services.

Recent Developments

Restatement of Previously Issued Consolidated Financial Statements

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported Consolidated Financial Statements as of and for the three months ended March 31, 2019 and 2018. For additional information and a detailed discussion of the Restatement, see Note 15, “Restatement of Previously Issued Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q/A.

Amendment and Waiver to our BankUnited Credit Facility

On August 24, 2020, we entered into a Sixth Amendment and Waiver (“Sixth Amendment”) to that certain Amended and Restated Credit Agreement with the Lenders named therein and BankUnited, N.A. (“BankUnited”) as Sole Arranger, Agent and Collateral Agent, dated as of March 24, 2016 (as amended from time to time, the “Credit Agreement”). In connection with the Sixth Amendment, we also amended the Amended and Restated Revolving Credit Note, dated as of March 24, 2016, which represents an aggregate principal revolving loan commitment amount of $30 million (“Revolving Note”) and the Amended and Restated Term Note, dated as of March 24, 2016, with an original principal amount of $10 million (“Term Note”).

Under the Sixth Amendment, and the related amendments to the Revolving Note and Term Note, an aggregate of $6 million of the outstanding balance under the Revolving Note was converted into and added to the outstanding balance on the Term Note. The availability under the Revolving Note was permanently reduced by $6 million, to $24 million, and the outstanding principal amount on the Term Note was increased to approximately $7,933,000.

Additionally, under the Sixth Amendment, the parties amended the Credit Agreement by (i) extending the maturity date of the Revolving Note and Term Note to May 2, 2022, and making conforming changes to the payment schedule on the Term Note, (ii) amending the fixed charge coverage ratio covenant by requiring the ratio to be quarterly for September 30, 2020 and December 31, 2020 and then determined on a trailing twelve-month basis beginning on March 31, 2021, (iii) waiving the leverage covenant noncompliance for each quarter ended during the period from March 31, 2018 through December 31, 2019. The leverage covenant will not be tested for the four quarters from March 31, 2020 through December 31, 2020. Then beginning with the quarter ending March 31, 2021, the funded debt to EBITDA ratio shall be 4.0:1.0, tested on a trailing four quarter basis, (iv) reducing the minimum quarterly EBITDA covenant from $2 million to $1 million beginning on September 30, 2020, (v) maintaining a minimum net income, after taxes, of no less than $1.00, and (vi) replacing the interest pricing grid for the Revolving Note with an interest rate for Eurodollar loans of LIBOR plus 3.25% with a floor of 50 basis points or an interest rate for base rate loans equal to BankUnited’s prime rate plus 0.25%.

The errors in the financial statements for the Non-Reliance Periods and our internal control weaknesses caused us to be in violation of certain financial and non-financial covenants under the BankUnited Facility as of and after March 31, 2018. BankUnited has agreed to waive each covenant violation under the Credit Agreement in connection with the previously disclosed errors in our financial statements for the Non-Reliance Periods and to prospectively waive the covenant violation for late delivery of our financial statements for the first three quarters of 2020. BankUnited agreed not to test our compliance with the financial covenants under the Credit Agreement for the first half of 2020. Financial covenant testing will resume for the quarter ending September 30, 2020. BankUnited also consented to the incurrence of additional indebtedness by the Company pursuant to the previously-announced loan made by BNB Bank on April 10, 2020, of an aggregate principal amount of $4,795,000 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and agreed that the income and debt effects of such loan will be excluded for covenant calculation purposes.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Paycheck Protection Program Loan

On April 10, 2020, we entered into the PPP Loan, with BNB Bank as the Lender, in an aggregate principal amount of $4,795,000, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The PPP Loan is evidenced by the Note. Subject to the terms of the Note, the PPP Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of two years, and is unsecured and guaranteed by the Small Business Administration. The Company may apply to the Lender for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the 24-week period beginning on April 10, 2020, calculated in accordance with the terms of the CARES Act, as modified by the Paycheck Protection Flexibility Act.

The Note provides for customary events of default including, among other things, cross-defaults on any other loan with the Lender. The PPP Loan may be accelerated upon the occurrence of an event of default.

Impact of COVID-19

The impact that the recent COVID-19 pandemic will have on our business is uncertain. Although we have been classified as an “essential business” by New York State and is exempt from the state’s mandate that all non-essential New York businesses close until further notice due to circumstances related to the coronavirus pandemic, certain of our staff have been working modified hours and remotely due to social distancing protocols and concern over their safety and the safety of others since on or about March 19, 2019.

We anticipate potential supply chain disruptions, employee absenteeism, reductions in commercial aircraft orders and short-term suspensions of manufacturing at ours or our customers’ facilities related to the COVID-19 Pandemic that could unfavorably impact our business. We expect these disruptions to be limited to programs within our commercial business that accounts for approximately 20% of our total business and also to be temporary, but there can be no assurance that our military business will be unaffected and there is still uncertainty around the duration and overall impact to our business operation. We believe it is possible that the impact of the COVID-19 pandemic could have an adverse effect on the results of our operations, financial position and cash flow for the year ending December 31, 2020. We have taken mitigating steps in an attempt to reduce the adverse effects. For example, we have curtailed discretionary spending, deferred all business travel, implemented a hiring freeze and other steps to preserve cash. We have also taken action to more closely manage the flow of materials into the operations in response to potentially weakened demand in our commercial programs.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Funded backlog consists of aggregate funded values under such contracts and purchase orders, excluding the portion previously included in operating revenues pursuant to ASC 606, and including estimates of future contract price escalation. Unfunded backlog is the estimated amount of future orders under long-term contracts. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our total backlog as of March 31, 2019 and December 31, 2018 was as follows:

Backlog (Total)	March 31, 2019 (restated)	December 31, 2018 (restated)
Funded	$113,459,000	$121,865,000
Unfunded	276,442,000	286,897,000
Total	$389,901,000	$408,762,000

Approximately 79% of the total amount of our total backlog at March 31, 2019 was attributable to government contracts. Our backlog attributable to government contracts at March 31, 2019 and December 31, 2018 was as follows:

Backlog (Government)	March 31, 2019 (restated)	December 31, 2018 (restated)
Funded	$92,782,000	$98,519,000
Unfunded	215,199,000	220,984,000
Total	$307,981,000	$319,503,000

Our backlog attributable to commercial contracts at March 31, 2019 and December 31, 2018 was as follows:

Backlog (Commercial)	March 31, 2019 (restated)	December 31, 2018 (restated)
Funded	$20,677,000	$23,346,000
Unfunded	61,243,000	65,913,000
Total	$81,920,000	$89,259,000

The total backlog at March 31, 2019 is primarily comprised of long-term programs with Raytheon (Next Generation Jammer – Mid Band), Northrop Grumman (E-2D), Sikorsky (UH-60), Lockheed Martin (F-16V), and Honda (HondaJet). Funded backlog is primarily from purchase orders under long-term contracts with Northrop Grumman (E-2D), Sikorsky (BLACK HAWK), Triumph Group (G-650), and the USAF (T-38).

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers" ("ASC 606"), using the modified retrospective method. In accordance with ASC 606, the Company recognizes revenue when it transfers control of a promised good or service to a customer in an amount that reflects the consideration it expects to be entitled to in exchange for the good or service. The majority of the Company’s performance obligations are satisfied over time as the Company (i) sells products with no alternative use to the Company and (ii) has an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date. Under the over time revenue recognition model, revenue and gross profit are recognized over the contract period as work is performed based on actual costs incurred and an estimate of costs to complete and resulting total estimated costs at completion.

The corrected adoption of ASC 606 resulted in a restatement of previously issued consolidated financial statements, see Note 15.

See Note 3, “Revenue”, for additional information regarding the Company’s revenue recognition policy.

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

On January 1, 2019, the Company recognized ROU assets and lease liabilities of approximately $5.3 million and $5.9 million, respectively, on its consolidated balance sheets using an estimated incremental borrowing rate of 6%.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

Revenue for the three months ended March 31, 2019 was $21,988,384 (restated) compared to $14,989,951 (restated) for the same period last year, an increase of $6,998,433 or 46.7%. Primary contributors to the increase were the inclusion of WMI revenue, which we acquired in December of 2018, and therefore not included in the prior-year period, and increased revenue from our Next Generation Jammer pod, the E-2D, and F-16 programs.

Revenue from government subcontracts was $14,749,963 (restated) for the three months ended March 31, 2019 compared to $7,169,071 (restated) for the three months ended March 31, 2018, an increase of $7,580,892 or 105.7%. The increase in revenue is primarily the result of the increasing production rates of the Next Generation Jammer pod program and the E-2D program as described above.

Revenue from prime contracts with the U.S. Government was $2,425,626 (restated) for the three months ended March 31, 2019 compared to $2,427,709 (restated) for the three months ended March 31, 2018, a decrease of $2,083 or 0.1%. The decrease in revenue is primarily driven by a decrease in revenue from T-38 kits offset by an increase in revenue because of the addition of WMI.

Revenue from commercial subcontracts was $4,812,795 (restated) for the three months ended March 31, 2019 compared to $5,393,171 (restated) for the three months ended March 31, 2018, a decrease of $580,376 or 10.8%. The decrease is primarily the result of lower revenue on the G650 program offset by an increase in revenue from the HondaJet program.

Inflation historically has not had a material effect on our operations.

Cost of sales

Cost of sales for the three months ended March 31, 2019 and 2018 was $19,504,968 (restated) and $13,889,474 (restated), respectively, an increase of $5,615,494 or 40.4%. This increase is the result of the comparable increase in revenue.

The components of the cost of sales were as follows:

	Three months ended
	March 31, 2019 (restated)	March 31, 2018 (restated)
Procurement	$12,891,316	$8,414,565
Labor	1,979,759	1,657,719
Factory overhead	5,016,553	3,941,364
Other	(382,660)	(124,174)
Cost of sales	$19,504,968	$13,889,474

Procurement for the three months ended March 31, 2019 was $12,891,316 (restated) compared to $8,414,565 (restated) an increase of $4,476,751 or 53.2%. This increase is primarily the result of an increase in procurement related to the Raytheon Next Generation Jammer pod program as well as an increase related to WMI.

Labor costs for the three months ended March 31, 2019 were $1,979,759 compared to $1,657,719, an increase of $322,040 or 19.4%. The increase is primarily the result of labor associated with the Next Generation Jammer pod program, which is very labor intensive, as well as additional labor from our WMI subsidiary which was not acquired until December 2018.

Factory Overhead for the three months ended March 31, 2019 was $5,016,553 compared to $3,941,364, an increase of $1,075,189 or 27.3%. This increase is due to the increase in employees related to the acquisition of WMI, as well as the utilization of certain direct labor employees for indirect tasks associated with relocating WMI to its current home within CPI Aero’s facility.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other costs (credit), net for the three months ended March 31, 2019 were $(382,660) (restated) compared to $(124,174) (restated), an increase of the credit of $258,486. Other costs relate to expenses recognized for changes in estimates and expenses primarily associated with inventory and loss contracts.

Gross Profit

Gross profit for the three months ended March 31, 2019 was $2,483,416 (restated) compared to $1,100,477 (restated) for the three months ended March 31, 2018, an increase of $1,382,939 or 125.7%, primarily the result of higher volume.

Favorable/Unfavorable Adjustments to Gross Profit (Loss)

During the three months ended March 31, 2019 and 2018, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in decreases in total gross profit as follows:

	Three months ended (restated)
	March 31, 2019	March 31, 2018
Favorable adjustments	$675,968	$392,077
Unfavorable adjustments	(164,789)	(222,694)
Net adjustments	$511,179	$169,383

For the three months ended March 31, 2019, we evaluated all contractual data and revised estimated gross profit percentages accordingly. We had 16 contracts with favorable adjustments and 19 contracts with unfavorable adjustments, all due to changes in estimate.

For the three months ended March 31, 2018, we evaluated all contractual data and revised estimated gross profit percentages accordingly. We had 10 contracts with favorable adjustments and 17 contracts with unfavorable adjustments, all due to changes in estimate.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2019 were $2,905,686 (restated) compared to $2,094,926 (restated) for the three months ended March 31, 2018, an increase of $810,759, or 38.7%. This change was primarily the result of an increase of additional administrative costs and professional fees in the current year related to WMI.

Loss Before Provision for Income Taxes

Loss before provision for income taxes for the three months ended March 31, 2019 was ($933,039) (restated) compared to $(1,441,712) (restated) for the same period last year, an increase of $508,673 or 35.3%.

Provision for Income Taxes

Provision for income taxes was $1,677 (restated) for the three months ended March 31, 2019, compared to provision for income taxes of $1,195 (restated) for the three months ended March 31, 2018. The effective tax rate at March 31, 2019 and 2018 was -0.22% and -0.12%, respectively. In February 2019, the Company received information that the net operating loss carryback that was generated in 2014 and carried back to 2012-13 was under examination and could possibly be disallowed by the IRS. As of June 2020, the Company has received notification that the returns will be accepted as filed.

Net Loss

Net loss for the three months ended March 31, 2019 was ($934,716) (restated) or ($0.08) per basic share, compared to a loss of ($1,442,907) (restated) or ($0.16) per basic share, for the same period last year. Diluted loss per share was ($0.08) for the three months ended March 31, 2019 calculated utilizing 11,736,305 weighted average shares outstanding. Diluted loss per share was ($0.16) for the three months ended March 31, 2018 calculated utilizing 8,888,179 (restated) weighted average shares outstanding.

Liquidity and Capital Resources

General

At March 31, 2019, we had working capital of $17,451,239 (restated) compared to working capital of $21,282,972 (restated) at December 31, 2018, a decrease of $3,831,733 or 18%.

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

At March 31, 2019, we had a cash balance of $617,161 compared to $4,128,142 at December 31, 2018. Additionally, at March 31, 2019, we had $2,000,000 of restricted cash, which is cash held in escrow pursuant to the WMI acquisition and the determination of a final working capital adjustment.

Bank Credit Facilities

Credit Agreement and Term Loan

On March 24, 2016, the Company entered the BankUnited Facility. The Credit Agreement entered into in connection with the BankUnited Facility provided for a revolving credit loan commitment of $30 million (the “Revolving Loan”) and a $10 million term loan (“Term Loan”). The Revolving Loan bears interest at a rate based upon a pricing grid, as defined in the agreement.

The BankUnited Facility required us to maintain certain financial covenants. The errors in our consolidated financial statements for the Non-Reliance Periods and our internal control material weaknesses caused us to be in violation of financial and non-financial covenants as of and after March 31, 2018. As of March 31, 2019, the Company was not in compliance with the covenants contained in the BankUnited Facility, as amended. BankUnited has subsequently waived these covenant violations in conjunction with execution of the Sixth Amendment, which further amends the Credit Agreement, Revolving Note and Term Note.

As of March 31, 2019, the Company had $23.7 million outstanding under the Revolving Loan bearing interest at 6.25%.

On August 24, 2020, we entered into the Sixth Amendment and Waiver to the Credit Agreement, as described more fully under “Recent Developments” above. We believe that our existing resources, together with the availability under our credit facility, will be sufficient to meet our current working capital needs for at least the next 12 months from the date of issuance of our consolidated financial statements.

The Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the Credit Agreement.  After giving effect to the Sixth Amendment (described in more detail elsewhere in this Quarterly Report on Form 10-Q/A) the Term Loan matures on May 2, 2022.

Contractual Obligations

For information concerning our contractual obligations, see Contractual Obligations under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2019, which we expect to file subsequent to the filing of this Quarterly Report on Form 10-Q/A.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Background

An error in the consolidated financial  statements for the Non-Reliance Periods related to the Company’s recognition of revenue was identified as part of the preparation of the Company’s consolidated financial statements for the year ended December 31, 2019. Management concluded that certain revenues and the resulting gross profit were recognized inaccurately due to an incorrect application of U.S. GAAP. Therefore, previously reported revenue and the resulting net income were overstated. In connection with the preparation and filing of this Quarterly Report on Form 10-Q/A, we have conducted the requisite evaluations of the effectiveness of our disclosure controls and procedures and of our internal control over financial reporting as of March 31, 2019 and March 31, 2018. Our conclusions are explained below.

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2019 and March 31, 2018 in connection with the restatement of the consolidated financial statements for the Non-Reliance Periods. Based on this evaluation of our disclosure controls and procedures, management has concluded that our disclosure controls and procedures were not effective as of March 31, 2019 or March 31, 2018 because of certain material weaknesses in our internal control over financial reporting, as further described below.

Notwithstanding the conclusion by our management that our disclosure controls and procedures as of March 31, 2019 and March 31, 2018 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q/A fairly present in all material respects our financial position, results of operations and cash flows as of and for the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2019 or March 31, 2018 because of the material weaknesses described below. Our evaluation excluded WMI which was acquired on December 20, 2018. As of and for the three months ended March 31, 2019, WMI represented approximately 21% of total assets and 9% of total revenue. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year subsequent to the acquisition while integrating with acquired operations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In connection with management’s evaluation of the Company’s internal control over financial reporting described above, management has identified the deficiencies described below that constituted material weaknesses in our internal control over financial reporting as of March 31, 2019 and March 31, 2018. These deficiencies led to material errors in our previously issued consolidated financial statements, which in turn led to the restatement of those previously issued consolidated financial statements, as described in Note 15 to our consolidated financial statements included in this Quarterly Report on Form 10-Q/A.

Control Environment, Risk Assessment, Control Activities and Monitoring

We did not maintain effective internal control over financial reporting related to the following areas: control environment, risk assessment, control activities and monitoring:

●	Management did not effectively execute a strategy to hire and retain a sufficient complement of personnel with an appropriate level of knowledge, experience, and training in certain areas important to financial reporting.

●	Management lacked sufficient technical proficiency and training to provide adequate oversight of accounting and financial reporting activities in implementing certain accounting practices and calculations to conform to the Company’s policies and U.S. GAAP.

●	There were insufficiently documented Company accounting policies and insufficiently detailed Company procedures to put policies into effective action.

Revenue Recognition Accounting

We identified material weaknesses from revenue recognition accounting controls that resulted in material errors, as we did not appropriately design, or effectively operate, internal control over certain aspects of accurate recording, presentation, and disclosure of revenue and related costs. The following were contributing factors to the material weaknesses in revenue recognition accounting:

●	Our internal control lacked procedures for ensuring the period of performance or value of the accounting contract were properly determined.

●	Our internal control lacked procedures for ensuring revenue was constrained to funded contact values.

Accounting for Significant Non-Routine Complex Transactions

We identified a material weakness in our accounting for significant, non-routine, complex transactions. No controls exist and we failed to hire qualified external resources with the appropriate accounting expertise. While no material errors were identified, the lack of controls caused a reasonable possibility that a material error could have occurred.

Information Technology General Controls (ITGC)

There were ineffective ITGCs, specifically in testing and documenting the areas of access to programs and data, program change-management and computer operations. As a result, business process automated and manual controls that were dependent on the affected ITGCs may be ineffective because they could have been adversely impacted. These control deficiencies were a result of: 1) IT control processes that lacked sufficient testing and documentation; 2) risk-assessment processes inadequate to identify and assess changes in IT environments and 3) user access reviews that could impact internal control over financial reporting. While no material errors were identified, the insufficiency of our testing caused a reasonable possibility that a material error could have occurred.

We are currently working to remediate the material weaknesses described above, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weaknesses. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies with the overall objective to design and operate internal control that mitigate identified risks and enable an effective system of internal control over external financial reporting.

Management regards successful completion of our remediation actions as an important priority. Some of the more significant remediation activities include:

●	In 2019 we hired experienced professionals to fill several key positions within our finance leadership team, including, Chief Financial Officer, Controller, and Director of Financial Planning & Analysis. These new individuals possess technical proficiency, training, and experience that was partially responsible for identifying the material weaknesses identified herein. The Director of Financial Planning & Analysis, now our Acting Chief Financial Officer, and the Controller remain with the Company and we intend to continue to assess current staffing levels and competencies in our finance team to ensure the optimal complement of personnel with appropriate qualifications and skill sets.

●	Management, with advice from a leading global accounting and advisory firm, reviewed and updated its revenue recognition policies and procedures and expects to implement these controls, as well as certain other procedures in the second quarter of 2020. Additionally, management will implement a recurring review by a team of qualified individuals.

●	Reevaluating and revising our Sarbanes-Oxley compliance program (our “SOX Program”), and making improvements to our SOX Program governance, risk assessment processes, testing methodologies and corrective action mechanisms.

●	Redesigning and implementing necessary changes to the existing system of internal control and then testing of sufficient instances of the performance of controls to determine operational effectiveness.

●	Prior to any future requirement for accounting for significant non-routine complex transactions, the Company will engage experienced professionals and outline and execute a set of controls to ensure that the non-routine complex transaction is recorded in a proper manner.
●	For years subsequent to 2019, we will implement an improved 404 compliant ITGC testing program. We will engage experienced professionals to assist with its implementation and execution.

Remediation of Previously Reported Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2018, the Company did not design and maintain adequate review controls which failed to identify, in a timely manner, the miscoding of an invoice in the Company’s records and the resulting overstatement of revenue.

Due to the actions taken by the Company to implement new controls and procedures, management has concluded that this material weakness has been remediated as of December 31, 2019. The actions taken to remediate this material weakness were as follows:

●	The Company reviewed its financial closing process and has implemented a new control in the first quarter of 2019 to independently reconcile shipments of product to the Company’s billings by contract.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as described above.

Part II: Other Information

Item 1 – Legal Proceedings

Working Capital Dispute

On September 27, 2019, the Company filed a notice of motion in the Supreme Court of the State of New York, County of New York against Air Industries in connection with a working capital dispute. The Company is seeking, among other things, (i) an order of specific performance requiring Air Industries to comply with its obligations under the SPA entered into between the Company and Air Industries on March 21, 2018 and the Escrow Agreement entered into between the Company and Air Industries on December 20, 2018, and (ii) a judgment against Air Industries in the amount of approximately $3.5 million. The parties argued the motion before the court on February 5, 2020. The court’s decision is pending.

Class Action Lawsuit

On February 24, 2020, Mark A. Rodriguez, a purported stockholder, filed a putative class action lawsuit against the Company, Douglas McCrosson, the Company’s Chief Executive Officer, and Vincent Palazzolo, the Company’s former Chief Financial Officer, in the United States District Court for the Eastern District of New York, arising out of the errors in and restatements of our financial statements. On February 25, 2020, Russell Garrett, a purported stockholder, filed a second putative class action lawsuit against the Company and Messrs. McCrosson and Palazzolo, in the United States District Court for the Eastern District of New York, arising out of the same alleged facts. Each plaintiff seeks to represent a class of stockholders who purchased or otherwise acquired the Company’s common stock from May 15, 2018 to February 14, 2020 (“Class Period”). The complaints are almost identical. Both complaints generally allege that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated by the SEC by making false and misleading statements in the Company’s periodic reports filed during the Class Period and seek unspecified damages.

On May 5, 2020, the court consolidated these two lawsuits. The court also appointed a lead plaintiff and approved plaintiff’s selection of lead counsel. On May 20, 2020, the court ordered plaintiff to file a consolidated amended complaint within thirty days of the Company’s issuance of its restated financials.

Shareholder Derivative Action

On May 7, 2020, a shareholder derivative action was filed against current members of our board of directors and certain of our current and former officers in the United States District Court for the Eastern District of New York. The complaint, which is based substantially on the facts alleged in the class action complaints summarized above, purports to assert derivative claims against the individual defendants for violations of Section 10(b) and 21(d) of the Exchange Act and breach of fiduciary duty, and seeks to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct. The complaint also seeks declaratory, equitable, injunctive and monetary relief, and attorneys’ fees and other costs. On June 16, 2020, the court ordered plaintiff to file a consolidated amended complaint within sixty days of the Company’s issuance of its restated financials.

While the outcome of any litigation is inherently uncertain and the class action and derivative lawsuit are each still at an early stage, the Company and its officers and directors intend to vigorously defend against the claims and believe the claims are without merit. The Company expenses related legal costs as incurred.

Books and Records Action

On June 5, 2020, a lawsuit to compel inspection of books and records was filed against the Company in the Supreme Court of New York State, Suffolk County, captioned Berger v. CPI Aerostructures, Inc. The complaint, which is based substantially on the facts alleged in the class action complaints summarized above, seeks to compel the inspection of corporate books and records pursuant to New York common law. The complaint also seeks attorneys’ fees and other costs. The Company’s deadline to answer, move or otherwise respond to the complaint is August 31, 2020.

SEC Investigation

On May 22, 2020, the Company received a letter (the “SEC Letter”) from the SEC Division of Enforcement (the “Division”) indicating that the Division staff is conducting an investigation involving the Company. The SEC Letter states that the investigation is a non-public, fact finding inquiry where the Division staff is trying to determine whether there have been any violations of federal securities laws. As part of this investigation, the Division issued a subpoena to the Company seeking documents and information relating, among other things, to previously-disclosed errors in and restatements of, the Company’s financial statements, the Company’s October 16, 2018 equity offering and the recent separation of the Company’s former Chief Financial Officers. The SEC Letter states that the investigation and the subpoena do not mean that the Division staff has concluded that the Company or anyone else have violated the federal securities laws and that the investigation does not mean that the Division staff has a negative opinion of any person, entity or security. We intend to fully cooperate with the Division staff. We cannot predict the length, scope, or results of the investigation or the impact, if any, of the investigation on our results of operations.

Item 1A – Risk Factors

The following material risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results did and could continue to differ materially from those projected in any forward-looking statements.

Risks Related to the Restatement of our Prior Period Consolidated Financial Statements and Material Weaknesses in our Internal Control

We have restated our consolidated financial statements for several prior periods, which has affected and may continue to affect investor confidence, our stock price, our ability to raise capital in the future, and our reputation with our customers, which has resulted and may continue to result in stockholder litigation and may reduce customer confidence in our ability to complete new contract opportunities.

This Quarterly Report on Form 10-Q/A includes restated consolidated financial statements as of and for the quarter ended March 31, 2019 and March 31, 2018. The restatement of our consolidated financial statements primarily reflects the correction of certain errors relating to our recognition of revenue, which errors resulted from an incorrect application of U.S. GAAP, as described in more detail elsewhere in this Quarterly Report on Form 10-Q/A. Such restatement has had and may continue to have the effect of eroding investor confidence in the Company and our financial reporting and accounting practices and processes, has negatively impacted and may continue to negatively impact the trading price of our common stock, has resulted and may continue to result in stockholder litigation, may make it more difficult for us to raise capital on acceptable terms, if at all, and may negatively impact our reputation with our customers and cause customers to place new orders with other companies.

We have identified material weaknesses in our internal control over financial reporting, which did and could continue to, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

We have concluded that our internal control over financial reporting was not effective as of March 31, 2019 and March 31, 2018 due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of March 31, 2019 and March 31, 2018 due to material weaknesses in our internal control over financial reporting, all as described in Part I, Item 4, “Controls and Procedures” of this Quarterly Report on Form 10-Q/A. Although we have initiated remediation measures to address the identified weaknesses, we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective in the future. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future, either with respect to the Non-Reliance Periods or other periods. Management previously identified a material weakness in our internal control over financial reporting in February 2019 in connection with the failure to identify, in a timely manner, the miscoding of an invoice in the Company’s records and the resulting overstatement of revenue in the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2018, by $927,257. We reviewed our financial closing process and identified corrective action to remediate the prior operating effectiveness of controls and, while we believe the implementation of the new control procedures was successful, we cannot assure you that our remediation of the revenue recognition error with respect to the Non-Reliance Periods will be similarly successful.

We intend to continue our remediation activities and to continue to improve our overall control environment and our operational and financial systems and infrastructure, as well as to continue to train, retain and manage our personnel who are essential to effective internal control. In doing so, we will continue to incur expenses and expend management’s time on compliance-related issues. However, we cannot ensure that the steps that we have taken or will take will successfully remediate the errors. If we are unable to successfully complete our remediation efforts or favorably assess the effectiveness of our internal control over financial reporting, our operating results, financial position, ability to accurately report our financial results and timely file our SEC reports, and stock price could be adversely affected. Additionally, beginning in the fourth quarter of 2019, the Company and WMI are now operating as a consolidated entity, and the Company is using inventory valuation and cost collection software not previously required to be used. While we are confident in the accuracy of our December 31, 2019 inventory value using the new functionality of the current software and that controls over the valuation of inventory will be improved, there can be no assurance that these controls will be adequate to address all potential valuation issues that may arise in the future relating to the use of the new software, and new internal control may need to be developed.

Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected and corrected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed. Restated financial statements and failures in internal control may also cause us to fail to meet reporting obligations, negatively affect investor and customer confidence in our management and the accuracy of our financial statements and disclosures, result in events of default under our banking agreements, or result in adverse publicity and concerns from investors and customers, any of which could have a negative effect on the price of our common stock, subject us to regulatory investigations and penalties or additional stockholder litigation, and have a material adverse impact on our business and financial condition.

The restatement of our consolidated financial statements for the Non-Reliance Periods has diverted, and our ongoing efforts to remediate our internal control may continue to divert management from the operation of our business. The absence of timely and accurate financial information has hindered and may in the future hinder our ability to effectively manage our business.

The restatement of our consolidated financial statements for the Non-Reliance Periods has diverted, and our ongoing efforts to remediate our internal control may continue to divert management from the operation of our business. The Board of Directors, members of management, and our accounting and other staff have spent significant time on the restatement and remediation and will continue to spend significant time on remediation of internal control over our financial reporting. These resources have been, and will likely continue to be, diverted from the strategic and day-to-day management of our business and may have an adverse effect on our ability to accomplish our strategic objectives.

We face litigation and regulatory action relating to the restatement of the Non-Reliance Period consolidated financial statements.

Our Company and certain of our current and former executive officers and directors are defendants in litigation arising out of the errors in and restatements of our financial statements. Please see Part II, Item 1, “Legal Proceedings.” These proceedings may result in significant expenses and the diversion of management attention from our business. We cannot ensure that additional litigation or other claims by shareholders will not be brought in the future arising out of the same subject matter.

Additionally, the Company received a letter and subpoena from the SEC Division of Enforcement seeking the production of documents in connection with a non-public fact-finding inquiry relating to, among other things, the errors in and restatement of our financial statements, our October 16, 2018 equity offering, and the recent separation of our former Chief Financial Officers. The SEC letter states that the investigation and subpoena do not mean that the SEC has concluded that the Company or anyone else has violated the federal securities laws. We intend to fully cooperate with the SEC staff. However, we cannot predict the length, scope, or results of the investigation or the impact, if any, of the investigation on our results of operations. Please see Part II, Item 1, “Legal Proceedings.” We may also be subject to further examinations, investigations, proceedings and orders by regulatory authorities, including a cease and desist order, suspension of trading of our securities, delisting of our securities and/or the assessment of possible civil monetary penalties. Any such further actions could be expensive and damaging to our business, results of operations and financial condition.

We have incurred and expect to continue to incur significant expenses related to the restatement and remediation of deficiencies in our internal control over financial reporting and disclosure controls and procedures, and any resulting litigation.

We have devoted and expect to continue to devote substantial internal and external resources towards remediation efforts relating to the restatement of our financial statements for the Non-Reliance Periods, the management review process and other efforts to implement effective internal control. Because of these efforts, we have incurred and expect that we will continue to incur significant fees and expenses for legal, accounting, financial and other consulting and professional services, as well as the implementation and maintenance of systems and processes that will need to be updated, supplemented or replaced. As described in the Annual Report on Form 10-K, which we intend to file subsequent to this Quarterly Report on Form 10-Q/A, we have taken a number of steps in order to strengthen our accounting function so as to allow us to be able to provide timely and accurate financial reporting. However, we cannot assure you that these steps will be successful. To the extent these steps are not successful, we could be required to incur significant additional time and expense. The expenses we are incurring in this regard, as well as the substantial time devoted by our management towards identifying and addressing the internal control deficiencies, could have a material adverse effect on our business, results of operations and financial condition.

We were in violation of various covenants under our credit facility with BankUnited as of March 31, 2018, through September 30, 2019, due to the errors in our Non-Reliance Periods consolidated financial statements as well as December 31, 2019. BankUnited has waived the covenant violation as of December 31, 2019, and has amended certain financial covenants, but there can be no assurance that we will not fall out of compliance with the amended covenants in the future.

The errors in our consolidated financial statements for the Non-Reliance Periods and our internal control material weaknesses caused us to be in violation of certain of the covenants under the BankUnited Facility as of and after March 31, 2018. We have entered into an amendment to the BankUnited Facility, which includes, among other things, a waiver of the covenant violations and certain amendments to the financial covenants going forward; however, we cannot assure you that we will not violate the amended banking covenants in the future. BankUnited has agreed to waive each covenant violation under the Credit Agreement in connection with the previously disclosed errors in our financial statements for the Non-Reliance Periods and to prospectively waive the covenant violation for late delivery of our financial statements for the first three quarters of 2020. BankUnited agreed not to test our compliance with the financial covenants under the Credit Agreement for the first half of 2020. Financial covenant testing will resume for the quarter ending September 30, 2020. If we fall out of compliance with our banking covenants, BankUnited, N.A. may declare a default under the BankUnited Facility and, among other remedies, could declare the full amount of the BankUnited Facility immediately due and payable and could foreclose against our collateral. If this were to occur, we may be unable to secure outside financing, if needed, to fund ongoing operations and for other capital needs. Any sources of financing that may be available to us could also be at higher costs and require us to satisfy more restrictive covenants, which could limit or restrict our operations, cash flows and earnings. We cannot ensure that additional financing would be available to us, or be sufficient or available on satisfactory terms.

We are currently ineligible to use our existing shelf registration statement on Form S-3 or file a new registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital.

We did not file our Annual Report for the year ended December 31, 2019 or our Quarterly Report for the three months ended March 31, 2020 within the respective timeframes required by the SEC. We will regain status as a current filer when we file our Quarterly Report for the three months ended March 31, 2020. However, we will not be considered a timely filer and will not be eligible to offer and sell securities using our existing shelf registration statement on Form S-3 or file a new short-form registration statement on Form S-3 to register the offer and sale of our securities until twelve full calendar months from the date we regain status as a current filer. If we wish to register the offer and sale of our securities to the public prior to such time, we will be required to use the long-form registration statement, Form S-1, which may increase both our transaction costs and the amount of time required to complete the transaction. This may adversely affect our ability to raise funds, if we choose to do so.

If our common stock is delisted from the NYSE American exchange, our business, financial condition, results of operations and stock price could be adversely affected, and the liquidity of our stock and our ability to obtain financing could be impaired.

On April 17, 2020, we received a notice from NYSE Regulation, Inc. stating that, because we failed to file restated financial statements for the Non-Reliance Periods on or before April 14, 2020, we were not in compliance with the NYSE American exchange’s continued listing standards under the timely filing criteria included in Section 1007 of the NYSE American Company Guide (“Company Guide”). In accordance with Section 1007 of the Company Guide, we have six months from April 15, 2020, or until October 15, 2020, to file restated financial statements for the Non-Reliance Periods. This Quarterly Report on Form 10-Q/A, along with the other Quarterly Reports and the Annual Report on Form 10-K that we are filing today, constitutes such filing and, accordingly, as of the date of this filing we should regain compliance. However, there can be no assurance that we will maintain such compliance or that we will not be delinquent in the future. Any such further delinquency could result in the delisting of our common stock from the NYSE American exchange, which would adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades, and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders.

Risks Related to COVID-19

The impact of the coronavirus (COVID-19) pandemic on our operations, supply chain, and customers has impacted and could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

It is possible that the continued spread of COVID-19 could cause disruption in our supply chain or significantly increase the costs required to meet our contractual commitments, cause delay, or limit the ability of, the U.S. Government and other customers to perform, including making timely payments to us, negotiating contracts, performing quality inspections, accepting delivery of finished products, and cause other unpredictable events. The disruption of air travel has impacted demand for the commercial air industry. Commercial aircraft manufacturers are reducing production rates due to fewer expected aircraft deliveries and, as a result, may reduce demand for our products. There have been and may continue to be changes in our government and commercial customers’ priorities and practices, as our customers confront competing budget priorities and more limited resources. These changes may impact current and future programs, procurements, and funding decisions, which in turn could impact our results of operations.

The COVID-19 pandemic could also impact our liquidity. Slower production schedules, potential inability of our customers to make timely payments to us, and similar factors could impact our cash flows. A period of generating lower cash from operations could adversely affect our financial position. We are currently considering a range of options, including progress payments from our customers and longer payment terms to our suppliers; however, we may not be successful in these efforts. The extent to which COVID-19 impacts our cash flow will determine whether we need to obtain additional funding, which could be difficult to obtain. Due to uncertainty related to COVID-19 and its impact on us and the aerospace industry, and the volatility in the capital markets in general, access to financing may be reduced and we may have difficulty obtaining financing on terms acceptable to us or at all.

The extent to which COVID-19 affects our operations will depend on future developments, which are highly uncertain, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or address its impact, among others. For instance, although the Company has been classified as an “essential business” by New York State and is exempt from the state’s mandate that all non-essential New York businesses close, the Company’s accounting staff and outside advisors have been working modified hours and remotely due to social distancing protocols and concern over their safety and the safety of others since on or about March 19, 2020. Access to records, the inability to perform tasks efficiently, and IT connectivity issues, along with similar measures taken by the Company’s outside advisors, have hindered and may continue to hinder timely preparation of our financial statements. Additionally, even though our facility remains open, we have experienced and may continue to experience additional operating costs due to social distancing, securing personal protective equipment, and sanitizing workspaces, worker absences, and lower productivity. If significant portions of our workforce or our suppliers’ workforces are unable to work effectively, including because of illness, quarantines, government actions, facility closure or other restrictions in connection with the COVID-19 pandemic, our operations will likely be impacted. We may be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable or adequately covered by insurance. In addition, the impact on our accounting staff and outside advisors may hamper our efforts to comply with our filing obligations with the SEC.

We continue to monitor the situation, to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences. We cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

If we do not meet the standards for forgiveness of our PPP Loan, we may be required to repay the loan over a period of two years.

On April 10, 2020, we entered into a loan with BNB Bank as the lender (“Lender”) in an aggregate principal amount of $4,795,000 (“PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP Loan is evidenced by a promissory note (“Note”). Subject to the terms of the Note, the PPP Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of two years, and is unsecured and guaranteed by the Small Business Administration. The Company may apply to the Lender for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the 24-week period beginning on April 10, 2020, calculated in accordance with the terms of the CARES Act, as modified by the Paycheck Protection Flexibility Act. While we expect to meet the standards for full forgiveness of the PPP Loan, there can be no assurance that we will meet such standards.

Risks Related to our Business

We depend on government contracts for a significant portion of our revenues.

We are a supplier, either directly or as a subcontractor, to the U.S. Government and its agencies. We depend on government contracts for a significant portion of our business. If we are suspended or barred from contracting with the U.S. Government, if our reputation or relationship with individual federal agencies were impaired, whether due to the restatement and errors in the Non-Reliance Period financial statements or otherwise, or if the U.S. Government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially adversely affected.

We face risks relating to government contracts.

The funding of U.S. Government programs is subject to congressional budget authorization and appropriation processes. For many programs, the U.S. Congress appropriates funds on a fiscal year basis even though a program may extend over several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. Appropriations are driven by numerous factors, including geopolitical events, macroeconomic conditions, the ability of the U.S. Government to enact relevant legislation, such as appropriations bills and continuing resolutions, and the threat or existence of a government shutdown. U.S. Government appropriations for our programs and for defense spending generally may be impacted or delayed by the COVID-19 pandemic as governmental priorities and finances change. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced in budgets approved by Congress or be included in the scope of separate supplemental appropriations. In the event that appropriations for any of our programs becomes unavailable, or is reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the U.S. Government, which could have a material adverse effect on our future sales under such program, and on our financial position, results of operations and cash flows.

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

In addition, the U.S. Government generally has the ability to terminate contracts, completely or in part, without prior notice, for convenience or for default based on performance. In the event of termination for the U.S. Government’s convenience, contractors are generally protected by provisions covering reimbursement for costs incurred on the contracts and profit on those costs but not the anticipated profit that would have been earned had the contract been completed. Termination by the U.S. Government of a contract for convenience could also result in the cancellation of future work on that program. Termination by the U.S. Government of a contract due to our default could require us to pay for re-procurement costs in excess of the original contract price, net of the value of work accepted from the original contract. Termination of a contract due to our default may expose us to liability and could have a material adverse effect on our ability to compete for contracts. Additionally, we are a subcontractor on some U.S. Government contracts. In these arrangements, the U.S. Government could terminate the prime contract for convenience or otherwise, without regard to our performance as a subcontractor. We can give no assurance that we would be awarded new U.S. Government contracts to offset the revenues lost as a result of the termination of any of our U.S. Government contracts.

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

Further consolidation in the aerospace industry could adversely affect our business and financial results.

The aerospace and defense industry is experiencing significant consolidation, including among our customers, competitors and suppliers. While we believe we have positioned our Company to take advantage of opportunities to market to a broad customer base, which we believe will reduce the potential impact of industry consolidation, we cannot assure you that industry consolidation will not impact our business. Consolidation among our customers may result in delays in the awarding of new contracts and losses of existing business. Consolidation among our competitors may result in larger competitors with greater resources and market share, which could adversely affect our ability to compete successfully. Consolidation among our suppliers may result in fewer sources of supply and increased cost to us.

We are subject to strict governmental regulations relating to the environment, which could result in fines and remediation expense in the event of non-compliance.

We are required to comply with extensive and frequently changing environmental regulations at the federal, state and local levels. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use and release of certain hazardous substances into the environment. This extensive regulatory framework imposes significant compliance burdens and risks on us. In addition, these regulations may impose liability for the cost of removal or remediation of certain hazardous substances released on or in our facilities without regard to whether we knew of, or caused, the release of such substances. Furthermore, we are required to provide a place of employment that is free from recognized and preventable hazards that are likely to cause serious physical harm to employees, provide notice to employees regarding the presence of hazardous chemicals and to train employees in the use of such substances. Our operations require the use of a limited amount of chemicals and other materials for painting and cleaning that are classified under applicable laws as hazardous chemicals and substances. If we are found not to comply with any of these rules, regulations or permits, we may be subject to fines, remediation expenses and the obligation to change our business practice, any of which could result in substantial costs that would adversely affect our business operations and financial condition.

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

Most of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services that we must provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontract, our failure to extend existing task orders or issue new task orders under a subcontract, or our hiring of personnel of a subcontractor. A failure by one or more of our subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services may materially and adversely affect our ability to perform our obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer eliminating our ability to progress bill or terminating our contract for default. A prohibition on progress billing may have an adverse effect upon our cash flow and profitability and a default termination could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. In addition, a delay in our ability to obtain components and equipment parts from our suppliers may affect our ability to meet our customers’ needs and may have a material adverse effect upon our profitability. For example, the COVID-19 pandemic has impacted, and continues to impact, our supply chain, as described above.

Due to fixed contract pricing, increasing contract costs exposes us to reduced profitability and the potential loss of future business.

Operating margin is adversely affected when contract costs that cannot be billed to customers are incurred. This cost growth can occur if estimates to complete a contract increase due to technical challenges or if initial estimates used for calculating the contract price were incorrect. The cost estimation process requires significant judgment and expertise. Reasons for cost growth may include unavailability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance, availability and timing of funding from the customer, natural disasters, pandemics, and the inability to recover any claims included in the estimates to complete. A significant increase in cost estimates on one or more programs could have a material adverse effect on our financial position or results of operations.

We use estimates when accounting for contracts. Changes in estimates in connection with the restatement of the Non-Reliance Period financial statements have affected our profitability and our overall financial position.

We primarily recognize revenue from our contracts over the contractual period pursuant to ASC 606. Pursuant to ASC 606, revenue and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded on our consolidated balance sheet as an asset captioned “Contract assets.” Contracts where billings to date have exceeded recognized revenues are recorded on our consolidated balance sheet as a liability captioned “Contract liabilities.” Changes to the original estimates may be required during the term of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in the consolidated financial statements in the period the change becomes known. ASC 606 requires the use of considerable estimates in determining revenues and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by us during any reporting period.

In connection with the errors we identified in the Non-Reliance Period financial statements and the resulting restatement of such financial statements, we were required to make changes to the original estimates on certain of our contracts. Such changes resulted in net adjustments to gross profits of $511,179 and $169,383 for the three months ended March 31, 2019 and 2018, respectively. See “Favorable/Unfavorable Adjustments to Gross Profit” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation”. We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of ASC 606; however, there is no assurance that our estimates will be accurate. If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods. Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to pay for costs until the reported earnings materialize to actual cash receipts.

If the contracts associated with our backlog were terminated, our financial condition and results of operations would be adversely affected.

The maximum contract value specified under each contract that we enter into is not necessarily indicative of the revenues that we will realize under that contract. Because we may not receive the full amount we expect under a contract, we may not accurately estimate our backlog because the earnings of revenues on programs included in backlog may never occur or may change. Cancellations of pending contracts or terminations or reductions of contracts in progress would have a material adverse effect on our business, prospects, financial condition or results of operations.

On April 29, 2020, the Company received a letter from Triumph Group stating that due to the COVID-19 pandemic, it had received a significant schedule change from its customer, Gulfstream Aerospace, and requested that we immediately stop work on the contract we have to produce certain fixed leading edge assemblies on the wing of the G650 business jet. In May 2020, Triumph Group cancelled nearly all open orders with the Company, decreasing our G650 leading edge backlog by $3.6 million. On May 27, 2020, Triumph Group announced it had reached an agreement in principle to sell the G650 wing program to Gulfstream Aerospace. On June 12, 2020, the Company received a joint communication from Gulfstream Aerospace and Triumph Group that stated Gulfstream’s intention at the conclusion of the transaction is to continue to purchase G650 wing components from the Company. However, we are unable to predict when the transaction between Gulfstream and Triumph Group will close or when Gulfstream will begin purchasing G650 wing components from us, if at all. Further, even if Gulfstream does purchase G650 wing components from us, if such purchases are not made in the amounts and in the timeframe that we originally projected, our financial condition and results of operations may be adversely affected.

We may be unable to attract and retain personnel who are key to our operations.

Our success, among other things, is dependent on our ability to attract and retain highly qualified senior officers and engineers. Competition for key personnel is intense. Our ability to attract and retain senior officers and experienced, top rate engineers is dependent on a number of factors, including prevailing market conditions and compensation packages offered by companies competing for the same talent and our reputation in the industry. If our reputation is adversely affected, for instance due to the errors in the Non-Reliance Period financial statements or due to our handling of the COVID-19 pandemic, we may be unable to recruit, hire, and retain talented personnel. The inability to hire and retain these persons may adversely affect our production operations and other aspects of our business.

We are subject to the cyclical nature of the commercial aerospace industry, and any future downturn in the commercial aerospace industry or general economic conditions, including related to COVID-19, could adversely impact the demand for our products.

Our business may be affected by certain characteristics and trends of the commercial aerospace industry or general economic conditions that affect our customers, such as fluctuations in the aerospace industry’s business cycle, varying fuel and labor costs, intense price competition and regulatory scrutiny, certain trends, including a possible decrease in aviation activity and a decrease in outsourcing by aircraft manufacturers or the failure of projected market growth to materialize or continue. In the event that these characteristics and trends adversely affect customers in the commercial aerospace industry, they may reduce the overall demand for our products. For example, the COVID-19 pandemic has significantly impacted, and continues to impact, the commercial aerospace industry, as described above.

We incur risks associated with new programs.

New programs with new technologies typically carry risks associated with design changes, development of new production tools, increased capital and funding commitments, ability to meet customer specifications, delivery schedules and unique contractual requirements, supplier performance, ability of the customer to meet its contractual obligations to us, and our ability to accurately estimate costs associated with such programs. In addition, any new program may not generate sufficient demand or may experience technological problems or significant delays in the regulatory or other certification or manufacturing and delivery schedule. If we were unable to perform our obligations under new programs to the customer’s satisfaction, if we were unable to manufacture products at our estimated costs, or if a new program in which we had made a significant investment was terminated or experienced weak demand, delays or technological problems, then our business, financial condition and results of operations could be materially adversely affected. This risk includes the potential for default, quality problems, or inability to meet specifications, as well as our inability to negotiate final pricing for program changes, and could result in low margin or forward loss contracts, and the risk of having to write-off contract assets if they were deemed to be unrecoverable. In addition, beginning new work on existing programs also carries risk associated with the transfer of technology, knowledge and tooling.

In order to perform on new programs, we may be required to expend up-front costs which may not have been negotiated in our selling price. Additionally, we may have made margin assumptions related to those costs, that in the case of significant program delays and/or program cancellations, or if we are not successful in negotiating favorable margin on scope changes, could cause us to bear impairment charges which may be material, for costs that are not recoverable. Such charges and the loss of up-front costs could have a material adverse impact on our liquidity.

We are presently classified as a small business and the loss of our small business status may adversely affect our ability to compete for government contracts.

We are presently classified as a small business under certain of the codes under the North American Industry Classification Systems (“NAICS”) industry and product specific codes that are regulated in the United States by the Small Business Administration. We are not considered a small business under all NAICS codes. While we do not presently derive a substantial portion of our business from contracts that are set-aside for small businesses, we are able to bid on small business set-aside contracts as well as contracts that are open to non-small business entities. As the NAICS codes are periodically revised, it is possible that we may lose our status as a small business. The loss of small business status would adversely affect our eligibility for special small business programs and limit our ability to collaborate with other business entities which are seeking to team with small business entities as may be required under a specific contract.

Cyber security attacks, internal system or service failures may adversely impact our business and operations.

Any system or service disruptions, including those caused by projects to improve our information technology systems, if not anticipated and appropriately mitigated, could disrupt our business and impair our ability to effectively provide products and related services to our customers and could have a material adverse effect on our business. We could also be subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Cyber security threats are evolving and include, but are not limited to, malicious software, phishing and other unauthorized attempts to gain access to sensitive, confidential or otherwise protected information related to us or our products, customers or suppliers, or other acts that could lead to disruptions in our business. The COVID-19 pandemic has forced many of our non-manufacturing employees to shift to work-from-home arrangements, which increases our vulnerability to email phishing, social engineering or “hacking” through our remote networks, and similar cyber-attacks aimed at employees working remotely. Because the techniques used by cyber-attackers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these tactics. Any such failures to prevent or mitigate cyber-attack could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs or subject us to claims and damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats, including contracting with an outside cyber security firm to provide constant monitoring of our systems, and training our employees to recognize attacks, there can be no assurance that these procedures and controls will be sufficient. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption which would adversely affect our business, results of operations and financial condition. Moreover, expenditures incurred in implementing cyber security and other procedures and controls could adversely affect our results of operations and financial condition.

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

Our working capital dispute with Air Industries relating to the WMI Acquisition could adversely affect our business.

In December 2018 we completed the WMI Acquisition pursuant to the terms of a Stock Purchase Agreement dated as of March 21, 2018 (as amended, the “SPA”) with Air Industries Group (“Air Industries”). Pursuant to the SPA, as consideration for the acquisition, we paid to Air Industries an aggregate of $7.9 million, of which $2 million was placed in escrow at closing to be applied against post-closing working capital adjustments and indemnification obligations of Air Industries. The escrowed funds are governed by the terms of the SPA and an escrow agreement entered into between the Company and Air Industries on December 20, 2018 (“Escrow Agreement”). In accordance with the terms of the SPA, the Company calculated a post-closing working capital adjustment, to which Air Industries formally objected. Pursuant to the terms of the SPA, the Company and Air Industries then submitted the working capital adjustment to BDO USA, LLP (“BDO”) for binding resolution. On September 3, 2019, BDO resolved the dispute in favor of the Company. In accordance with the SPA and the Escrow Agreement, following BDO’s resolution, Air Industries was required to join the Company in instructing the escrow agent to release the entire escrow fund to the Company and to pay the Company an additional $2,145,870 representing the excess of the working capital adjustment amount above the escrow amount, for a total post-closing adjustment of $4,145,870. Air Industries has failed to do so.

On September 27, 2019, the Company filed a notice of motion in the Supreme Court of the State of New York, County of New York, against Air Industries seeking, among other things, an order of specific performance requiring Air Industries to comply with its obligations under the SPA and Escrow Agreement and a judgment against Air Industries in the amount of approximately $4.1 million. Air Industries subsequently agreed to release approximately $619,000 from escrow to us, but the remaining $3.5 million is still subject to dispute. We cannot assure you that the working capital dispute will be decided in our favor or, if it is decided in our favor, that we will recover the full $3.5 million from Air Industries. Failure to recoup such sum may adversely affect our business, financial condition, and results of operations. Further, the litigation with Air Industries has diverted and may continue to divert, management’s attention from our day-to-day operations.

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

CPI AEROSTRUCTURES, INC.

Dated: August 25, 2020	By.	/s/ Douglas J. McCrosson
Douglas J. McCrosson
Chief Executive Officer and President (Principal Executive Officer)

Dated: August 25, 2020	By.	/s/ Thomas Powers
Thomas Powers
Acting Chief Financial Officer (Principal Financial and Accounting Officer)