Form 10-Q/A
period 2019-06-30
CPI AEROSTRUCTURES INC
filed 2020-08-25
CIK 889348

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

EXPLANATORY NOTE

Overview

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 (this “Quarterly Report on Form 10-Q/A”) is being filed to amend and restate certain items presented in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, which was initially filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2019 (the “Original Form 10-Q”). This Quarterly Report on Form 10-Q/A includes restatement of our consolidated balance sheet as of June 30, 2019 and December 31, 2018 and the related consolidated statements of operations and comprehensive loss and shareholders’ deficit for each of the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018; and amendment to (1) our management’s discussion and analysis of financial condition and results of operations as of and for the three and six months ended June 30, 2019 and 2018 contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q/A, (2) management’s determinations with respect to disclosure controls and procedures and internal control over financial reporting for the six months ended June 30, 2019 contained in Part I, Item 4, “Controls and Procedures”, and (3) the Chief Executive Officer and Chief Financial Officer certifications in Exhibits 31.1, 31.2, and 32 and the financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101. This amendment does not reflect adjustments for events occurring after the filing of the Original Form 10-Q except to the extent that they are otherwise required to be included and discussed herein.

See below and Part I, Item 1, Note 15, “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q/A, for a detailed discussion of the effect of the restatement.

For the convenience of the reader, we have included all items in this Quarterly Report on Form 10-Q/A which supersedes in its entirety the Original Form 10-Q. Prior to the filing of this Quarterly Report on Form 10-Q/A, we have filed the amended Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2019. Subsequent to the filing of this Quarterly Report on Form 10-Q/A we expect to file the Annual Report on Form 10-K for the year ended December 31, 2019, which will include restatement of the consolidated financial statements (and related disclosures) for the periods described therein, as set forth in that report.

Background on the Restatement

On February 14, 2020, the Company filed a Current Report on Form 8-K disclosing that the Audit & Finance Committee of the Company’s Board of Directors determined, based on the recommendation of management that the Company’s consolidated financial statements which were included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and its consolidated Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2018, June 30, 2018, September 30, 2018, March 31, 2019, June 30, 2019, and September 30, 2019 (“Non-Reliance Periods”) should no longer be relied upon due to errors in such consolidated financial statements relating to the Company’s recognition of revenue from contracts with customers. The errors were uncovered as part of the preparation of the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2019.

The Company recognizes revenues and profits for contracts with customers using the cost-to-cost percentage of completion method of accounting. Historically, for long-term programs, the Company applied the cost-to-cost percentage of completion method at the program level. The Company estimated its revenue recognition utilizing the life of the program to both measure progress and estimate profit margin. After reconsideration of the terms of the Company’s contracts with customers, management concluded that its life of the program accounting was not an appropriate application of ASC Topic 606 and that certain revenues and net income were recognized inaccurately due to this incorrect application of generally accepted accounting principles in the United States of America (“U.S. GAAP”). Therefore, previously reported revenue and net income were overstated. The errors also had an impact on the Company’s balance sheet for the affected periods. See below and Part I Item 1, Note 15, “Restatement of Previously Issued Financial Statements” of the notes to the consolidated financial statements of this Quarterly Report on Form 10-Q/A for a more detailed discussion of the error and the effects of the restatement.

In connection with its restatement, the Company and CohnReznick LLP identified and reported to the Audit and Finance Committee of the Company’s Board of Directors material weaknesses. Please see “Part 1 Item 4, Controls and Procedures” for a description of these matters.

Part I - Financial Information

Item 1 – Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited) (As Restated – see Note 15)	(As Restated – see Note 15)
ASSETS
Current Assets:
Cash	$752,607	$4,128,142
Restricted cash	2,000,000	2,000,000
Accounts receivable, net of allowance for doubtful accounts of $113,449 as of June 30, 2019 and $222,025 as of December 31, 2018	8,561,471	8,722,571
Contract assets	16,162,631	17,588,866
Inventory	11,773,923	9,361,611
Refundable income taxes	661,214	434,903
Prepaid expenses and other current assets	1,118,620	1,972,630
Total current assets	41,030,466	44,208,723

Operating lease right-of-use assets	4,626,916	—
Property and equipment, net	3,362,084	2,545,192
Refundable income taxes	434,903	434,903
Other assets	230,258	249,575
Total assets	$49,684,627	$47,438,393

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$11,540,234	$9,902,481
Accrued expenses	927,672	1,558,160
Contract liabilities	3,233,877	5,252,579
Loss reserve	2,832,091	3,663,558
Current portion of long-term debt	2,507,060	2,434,981
Operating lease liabilities	1,637,869	—
Income tax payable	117,305	113,992
Total current liabilities	22,796,108	22,925,751

Line of credit	25,738,685	24,038,685
Long-term operating lease liabilities	3,464,146	—
Long-term debt, net of current portion	2,981,869	3,876,238
Other liabilities	—	531,124
Total liabilities	54,980,808	51,371,798

Shareholders’ Deficit:
Common stock - $.001 par value; authorized 50,000,000 shares, 11,820,390 and 11,718,246 shares, respectively, issued and outstanding	11,820	11,718
Additional paid-in capital	71,104,418	70,651,413
Accumulated deficit	(76,412,419)	(74,596,536)
Total Shareholders’ Deficit	(5,296,181)	(3,933,405)
Total Liabilities and Shareholders’ Deficit	$49,684,627	$47,438,393

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(As Restated–see Note 15)		(As Restated–see Note 15)
Revenue	$20,101,713	$17,175,679	$42,090,096	$32,165,630
Cost of sales	17,858,070	16,129,103	37,363,038	30,018,577
Gross profit	2,243,643	1,046,576	4,727,058	2,147,053

Selling, general and administrative expenses	2,547,762	2,512,673	5,453,447	4,607,599
Loss from operations	(304,119)	(1,466,097)	(726,389)	(2,460,546)

Interest expense	575,412	416,834	1,086,181	864,097
Loss before provision for income taxes	(879,531)	(1,882,931)	(1,812,570)	(3,324,643)

Provision for income taxes	1,636	1,175	3,313	2,370
Net loss	(881,167)	(1,884,106)	(1,815,883)	(3,327,013)

Other comprehensive income net of tax – Change in unrealized loss on interest rate swap	—	20,600	—	14,800
Comprehensive loss	$(881,167)	$(1,863,506)	$(1,815,883)	$(3,312,213)

Loss per common share – basic	$(0.07)	$(0.21)	$(0.15)	$(0.37)

Loss per common share – diluted	$(0.07)	$(0.21)	$(0.15)	$(0.37)

Shares used in computing loss per common share:
Basic	11,817,713	8,938,331	11,776,107	8,913,394
Diluted	11,817,713	8,938,331	11,776,107	8,913,394

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
Balance at January 1, 2018 (As previously reported)	8,864,319	$8,864	$53,770,617	$20,548,652	$(14,800)	$74,313,333
Cumulative restatement adjustments	—	—	—	(87,598,435)	—	(87,598,435)
Balance at January 1, 2018	8,864,319	8,864	53,770,617	(67,049,783)	(14,800)	(13,285,102)
(As Restated – see Note 15)
Net loss
(As Restated – see Form 10Q/A for period ended March 31, 2019)	—	—	—	(1,442,907)	—	(1,442,907)
Change in unrealized loss from interest rate swap	—	—	—	—	(5,800)	(5,800)
Common stock issued as employee compensation	5,130	5	(48,006)	—	—	(48,001)
Stock-based compensation expense	54,396	55	303,885	—	—	303,940
Balance at March 31, 2018	8,923,845	8,924	54,026,496	(68,492,690)	(20,600)	(14,477,870)
(As Restated - see Note 15)
Net loss	—	—	—	(1,884,106)	—	(1,884,106)
(As Restated – see Note 15)
Change in unrealized loss from interest rate swap	—	—	—	—	20,600	20,600
Common stock issues as employee compensation	—	—	93,914	—	—	93,914
Stock-based compensation expense	14,646	14	155,762	—	—	155,776
Balance at June 30, 2018	8,938,491	$8,938	$54,276,172	$(70,376,796)	$—	$(16,091,686)
(As Restated - see Note 15)
Balance at January 1, 2019 (As previously reported)	11,718,246	$11,718	$70,651,413	$22,760,215	$—	$93,423,346
Cumulative restatement adjustments	—	—	—	(97,356,751)	—	(97,356,751)
Balance at January 1, 2019	11,718,246	11,718	70,651,413	(74,596,536)	—	(3,933,405)
(As Restated – see Note 15)
Net loss	—	—	—	(934,716)	—	(934,716)
(As Restated – see Form 10/QA for period ended March 31, 2019)
Costs related to stock offering	—	—	(64,371)	—	—	(64,371)
Common stock issued upon exercise of options	521	—	—	—	—	—
Stock-based compensation expense	17,619	18	330,769	—	—	330,787
Balance at March 31, 2019	11,736,386	11,736	70,917,811	(75,531,252)	—	(4,601,705)
(As Restated – see Note 15)
Net loss	—	—	—	(881,167)	—	(881,167)
(As Restated – see Note 15)
Costs related to stock offering	—	—	(55,200)	—	—	(55,200)
Common stock issued as employee compensation	4,950	5	32,319	—	—	32,324
Stock-based compensation expense	79,054	79	209,488	—	—	209,567
Balance at June 30, 2019	11,820,390	$11,820	$71,104,418	$(76,412,419)	$—	$(5,296,181)
(As Restated – see Note 15)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2019	2018
	(As Restated – see Note 15)	(As Restated – see Note 15)
Cash flows from operating activities:
Net loss	$(1,815,883)	$(3,327,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	483,982	333,276
Amortization of debt issuance cost	61,246	42,785
Cash expended in excess of rent expense	(56,024)	(35,384)
Stock-based compensation	540,354	459,716
Common stock issued as employee compensation	32,324	45,913
Adjustment for maturity of interest rate swap	—	14,800
Bad debt expense	(62,309)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	223,409	(10,724)
Decrease in contract assets	1,426,234	2,617,012
Increase in inventory	(2,412,312)	(125,526)
Increase in refundable income taxes	(226,311)	(130)
Decrease (increase) in prepaid expenses and other assets	628,469	(158,636)
Increase (decrease) in accounts payable and accrued expenses	1,007,265	(3,899,216)
Increase (decrease) in contract liabilities	(2,396,702)	289,659
Increase (decrease) in loss reserve	(831,467)	176,451
Decrease in other liabilities	—	(5,176)
Increase (decrease) in income taxes payable	3,313	(327)
Net cash used in operating activities	(3,394,412)	(3,582,520)

Cash flows from investing activities:
Purchase of property and equipment	(314,462)	(369,738)
Net cash used in investing activities	(314,462)	(369,738)

Cash flows from financing activities:
Payments on long-term debt	(1,222,090)	(946,521)
Proceeds from line of credit	2,000,000	4,500,000
Payments on line of credit	(300,000)	—
Stock offering costs paid	(119,571)	—
Debt issue costs paid	(25,000)	—
Net cash provided by financing activities	333,339	3,553,479

Net decrease in cash and restricted cash	(3,375,535)	(398,779)
Cash and restricted cash at beginning of period	6,128,142	1,430,877
Cash and restricted cash at end of period	$2,752,607	$1,032,098

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$1,329,678	$1,047,457
Income taxes	$141,702	$—

Noncash investing and financing activities:
Equipment acquired under financing lease	$399,800	$497,602

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

The corrected adoption of ASC 606 resulted in a restatement of previously issued consolidated financial statements, see Note 15, See Note 3, “Revenue”, for additional information regarding the Company’s revenue recognition policy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The purchase price for the acquisition was $7.9 million, which was subject to a post-closing working capital adjustment. $2 million dollars of the purchase price was placed in escrow at closing and may be released after the completion of the working capital adjustment and for the indemnification contingencies. The escrowed amount is shown as restricted cash on the consolidated balance sheet as of June 30, 2019. The working capital adjustment is based on the historical values of components of working capital as defined in the Stock Purchase Agreement  “SPA”. We calculated a post-closing working capital adjustment. Air Industries formally objected to our calculation. The SPA provided the parties 30 days to come to an agreement on the working capital adjustment. The Company and Air Industries could not come to an agreement within the time specified and as such have submitted the issues to BDO USA, LLP for a binding resolution. The working capital purchase price adjustment is expected to be finalized not later than the third quarter of 2019.

As of June 30, 2019, the Company was in the process of determining the fair values of the assets and liabilities acquired and had recorded provisional estimates as of the acquisition date. As the Company completes this process and additional information becomes known concerning the acquired assets and assumed liabilities, management will make adjustments to the fair value of the amounts provisionally recorded in the opening balance sheet of WMI during the measurement period, which is no longer than a one-year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. If the final aggregate fair value of the net assets acquired is less than the final purchase price paid, then the Company may be required to record goodwill. Conversely, if the final aggregate fair value of the net assets acquired is in excess of the final purchase price paid, then the Company may potentially conclude that the purchase of WMI was a  “bargain purchase.”

As stated above, as of June 30, 2019, the Company determined the following provisional estimates of the fair value of the assets acquired and liabilities assumed from WMI:

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

The following table presents the unaudited pro forma revenue and net income for the period presented as if the WMI Acquisition had occurred on January 1, 2018, based on the provisional estimates of the fair value of the net assets acquired:

	Three months ended	Six months ended
	June 30, 2018
Revenue	$21,077,746	$38,610,474
Net loss	$(1,489,378)	$(3,348,723)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Disaggregation of Revenue

The following tables present the Company’s revenue disaggregated by contract type:

	Three months ended June 30, (restated)		Six months ended June 30, (restated)
	2019	2018	2019	2018
Aerostructures	$10,689,406	$8,342,628	$20,770,280	$17,184,848
Aerosystems	6,421,811	2,969,261	14,545,278	5,687,350
Kitting and Supply Chain Management	2,990,496	5,863,790	6,774,538	9,293,432
	$20,101,713	$17,175,679	$42,090,096	$32,165,630

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2019, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $116 million. This represents the amount of revenue the Company expects to recognize in the future on contracts with unsatisfied or partially satisfied performance obligations as of June 30, 2019. The Company estimates that it will recognize approximately 43% of this amount in fiscal year 2019 and the remainder by fiscal year 2021.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.       reconciliation of cash and restricted cash

The following table provides a reconciliation of cash and restricted cash reported within the statement of cash flows that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	June 30, 2019 (restated)	June 30, 2018 (restated)
Cash	$752,607	$1,032,098
Restricted cash	2,000,000	—
Total cash and restricted cash shown in the consolidated statement of cash flow	$2,752,607	$1,032,098

6.       inventory

The components of inventory consisted of the following:

	June 30, 2019 (restated)	December 31, 2018 (restated)
Raw materials	$1,431,995	$2,591,872
Work in progress	7,747,092	4,015,028
Finished goods	2,594,836	2,754,711
Total	$11,773,923	$9,361,611

7.       stock-based compensation

The Company accounts for stock-based compensation based on the fair value of the stock or stock-based instrument on the date of grant.

In January 2019, the Company granted 75,350 restricted stock units (“RSUs”) to its board of directors as partial compensation for the 2019 year. In January 2018, the Company granted 58,578 RSUs to its board of directors as partial compensation for the 2018 year. RSUs vest quarterly on a straight-line basis over a one-year period. The Company’s net loss for the six months ended June 30, 2019 and 2018 includes approximately $380,000 and $415,000, respectively, of non-cash compensation expense related to the RSU grants to the board of directors. This expense is recorded as a component of selling, general and administrative expenses.

In June 2019, a board member retired and 7,326 of his unvested RSUs were forfeited which were valued at approximately $47,000. In addition, in April 2019, the Company granted 6,677 RSUs to one of its board members as partial compensation for the 2019 year. RSUs vest quarterly on a straight-line basis over a one-year period. The Company’s net loss for the six months ended June 30, 2019 includes approximately $15,000 of non-cash compensation expense related to the RSU grants to the board member. In June 2019, two board members were granted an additional 2,725 RSUs as partial compensation for the 2019 year. The Company’s net loss for the six months ended June 30, 2019 includes approximately $7,000 of non-cash compensation expense related to the RSU grants to the board of directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In April 2019, the Company granted 4,950 shares of common stock to various employees. For the six months ended June 30, 2019, approximately $6,000 of compensation expense is included in selling, general and administrative expenses and approximately $26,000 of compensation expense is included in cost of sales for this grant. In January 2018, the Company granted 5,130 shares of common stock to various employees. For the six months ended June 30, 2018, approximately $10,000 of compensation expense is included in selling, general and administrative expenses and approximately $36,000 of compensation expense is included in cost of sales for this grant.

In March 2018, the Company granted 68,764 shares of common stock to various employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2022 based upon the service and performance thresholds. For the six months ended June 30, 2019, approximately $140,000 of compensation expense is included in selling, general and administrative expenses and approximately $27,000 of compensation expense is included in cost of sales for this grant.

In April 2019, the Company granted 94,972 shares of common stock to various employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2023 based upon the service and performance thresholds. For the six months ended June 30, 2019, approximately $69,000 of compensation expense is included in selling, general and administrative expenses and approximately $21,000 of compensation expense is included in cost of sales for this grant.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the status of the Company’s stock option plans as of June 30, 2019 and changes during the six months ended June 30, 2019 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of period	41,772	$7.58	—	—

Exercised during the period	35,000	$6.60	—	—

Forfeited during the period	6,772	—	—	—

Outstanding and exercisable at end of period	—	$—	—	$—

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

	June 30, 2019 (restated)
	Carrying Amount	Fair Value
Debt
Line of credit and long-term debt	$31,227,614	$31,227,614

	December 31, 2018 (restated)
	Carrying Amount	Fair Value
Debt
Line of credit and long-term debt	$30,349,904	$30,349,904

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

Revenue recognized for the six month period ended June 30, 2019 and June 30, 2018, that was included in the contract liabilities balance as of January 1, 2019 was $5.2 million and as of January 1, 2018 was $75,000.

10.       LOSS PER COMMON SHARE

Basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per common share for the three and six months ended June 30, 2019 and 2018 is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, as well as unvested RSUs. Incremental shares of 37,354 were not used in the calculation of diluted income per common share in the three and six months ended June 30, 2019, as the Company is at a loss position and these shares would be considered anti-dilutive. Incremental shares of 64,287 were not used in the calculation of diluted loss per common share in the three and six months ended June 30, 2018, as the Company is at a loss position and these shares would be considered anti-dilutive. Incremental shares of 45,249 were not used in the calculation of diluted loss per common share in the three and six months ended June 30, 2018, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.

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

On June 25, 2019, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. Under the Fifth Amendment, the parties amended the Credit Agreement by extending the maturity date of the Company’s Revolving Loan and Term Loan to June 30, 2021 and making conforming changes to the repayment schedule of the Term Loan. Additionally, in connection with the Fifth Amendment, Citizens Bank, N.A. assigned all of its obligations under the BankUnited Facility to BNB Bank.

The BankUnited Facility required us to maintain the following financial covenants: (1) maintain a debt service coverage ratio at the end of each quarter for the trailing four quarter period of no less than 1.5 to 1.0, (2) maintain a minimum net income, after taxes, of no less than $1.00, (3) maintain a maximum leverage ratio at the end of each quarter for the trailing four quarter period of no more than 3.0 to 1.0, and (4) maintain a minimum adjusted EBITDA at the end of each quarter of no less than $2 million. The errors in our consolidated financial statements for the Non-Reliance Periods and our internal control material weaknesses caused us to be in violation of each of the foregoing covenants and other non-financial covenants as of and after March 31, 2018. As of June 30, 2019, the Company was not in compliance with the covenants contained in the BankUnited Facility, as amended. BankUnited has subsequently waived these covenant violations in conjunction with execution of the Sixth Amendment, which further amends the Credit Agreement, Revolving Note and Term Note.

In addition to the covenant waivers, on August 24, 2020, we entered into a Sixth Amendment to the Credit Agreement, which further amends the Credit Agreement, Revolving Note, and Term Note. The terms of the Sixth Amendment are discussed below in Note 14, “Subsequent Events”.

As of June 30, 2019, the Company had $25.7 million outstanding under the Credit Agreement bearing interest at 5.25%. See Note 14, “Subsequent Events” for further discussion.

The BankUnited Facility is secured by all of the Company’s assets.

As described above, in connection with the Fifth Amendment, the Company and BankUnited agreed to extend the maturity dates of the Revolving Loan and Term Loan to June 30, 2021. Such maturity dates were further extended to May 2, 2022 in connection with the Sixth Amendment. The terms of the Sixth Amendment are discussed below in Note 14, “Subsequent Events”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has cumulatively paid approximately $488,000 of total debt issuance costs in connection with the BankUnited Facility, of which approximately $122,000 is included in other assets and $30,000 is a reduction of long-term debt at June 30, 2019.

The Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the Credit Agreement. As of December 31, 2019, pursuant to the Fifth Amendment, the Term Loan had a maturity date of June 31, 2021. The maturities of long-term debt (excluding unamortized debt issuance costs) are as follows:

Twelve months ending June 30,
2020	$2,507,060
2021	2,567,767
2022	197,819
2023	156,578
Thereafter	59,705
Total	$5,488,929

As of June 30, 2019, the Company was not in compliance with the financial covenants contained in the BankUnited Facility, as amended. Bank United has subsequently waived these covenant violations in conjunction with execution of the Sixth Amendment, which further amends the Credit Agreement, Revolving Note and Term Note, extended the maturity dates of the Revolving Loan and Term Loan, converted $6 million of the principal outstanding under the Revolving Loan into principal outstanding under the Term Loan and made a corresponding reduction to the availability under the Revolving Loan by $6 million, and amended certain covenants and other provisions of the BankUnited Facility. See Note 14, “Subsequent Events”.

In addition to the Term Loan, included in long-term debt are financing leases and notes payable of $1,135,234, including a current portion of $407,060.

12.          MAJOR CUSTOMERS

During the six months ended June 30, 2019, the Company’s four largest customers accounted for 27% 15%, 13% and 13% of revenue. During the six months ended June 30, 2018, the Company’s five largest customers accounted for 22%, 16%, 13%, 12% and 11% of revenue.

At June 30, 2019, 25%, 18%, 13% and 12% of contract assets were from the Company’s four largest customers. At December 31, 2018, 53%, 21%, and 10% of contract assets were from the Company’s three largest customers.

At June 30, 2019, 30%, 20% and 11% of our accounts receivable were from our three largest customers. At December 31, 2018, 18%, 16%, 14% and 14% of accounts receivable were from our four largest customers.

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

Additionally, under the Sixth Amendment, the parties amended the Credit Agreement by (i) extending the maturity date of the Revolving Note and Term Note to May 2, 2022, and making conforming changes to the payment schedule on the Term Note, (ii) amending the fixed charge coverage ratio covenant by requiring the ratio to be quarterly for September 30, 2020 and December 31, 2020 and then determined on a trailing twelve-month basis beginning on March 31, 2021, (iii) waiving the leverage covenant noncompliance for each quarter ended during the period from March 31, 2018 through December 31, 2019. The leverage covenant will not be tested for the four quarters from March 31, 2020 through December 31, 2020. Then, beginning with the quarter ending March 31, 2021, the funded debt to EBITDA ratio shall be 4.0:1.0, tested on a trailing four quarter basis, (iv) reducing the minimum quarterly EBITDA covenant from $2 million to $1 million beginning on September 30, 2020, (v) maintaining a minimum net income, after taxes, of no less than $1.00 and (vi) replacing the interest pricing grid for the Revolving Note with an interest rate for Eurodollar loans of LIBOR plus 3.25% with a floor of 50 basis points or an interest rate for base rate loans equal to BankUnited’s prime rate plus 0.25%..

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

There are many uncertainties regarding the "COVID-19" pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its employees, customers, suppliers, and liquidity. On March 20, 2020, the Company was notified that it was considered part of the Defense Industrial Base Essential Critical Infrastructure Workforce, and as such has remained open during the COVID-19 pandemic. However, the COVID-19 pandemic has affected our operations, as described elsewhere in this Quarterly Report on Form 10-Q/A, and the extent to which COVID-19 may affect our operations in future periods will depend on future developments, which are highly uncertain, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or address its impact, among others. The Company is unable to predict the impact that COVID-19 will have on its financial position and operating results.

NYSE American Filing Delinquency:

On April 17, 2020, we received a notice from NYSE Regulation, Inc. stating that, because we failed to file restated financial statements for the Non-Reliance Periods on or before April 14, 2020, we were not in compliance with the NYSE American exchange’s continued listing standards under the timely filing criteria included in Section 1007 of the Company Guide. In accordance with Section 1007 of the Company Guide, we have six months from April 15, 2020, or until October 15, 2020, to file restated financial statements for the Non-Reliance Periods. The Annual Report on Form 10-K, which we will file immediately after the filing of this Quarterly Report on Form 10-Q/A, along with this Quarterly Report on Form 10-Q/A and the Quarterly Reports on Forms 10-Q/A for the quarters ended March 31, 2019 and September 30, 2019, together constitutes such filing and, accordingly, as of the date of this filing we expect to regain compliance with the NYSE American exchange’s continued listing standards.

G650 Order Stop-Work and Status

On April 29, 2020, the Company received a letter from Triumph Group stating that due to the COVID-19 pandemic, it had received a significant schedule change from its customer, Gulfstream Aerospace, and requested CPI Aero immediately stop work on the contract we have to produce certain fixed leading edge assemblies on the wing of the G650 business jet. In May 2020, Triumph Group cancelled nearly all open orders with the Company, decreasing our G650 leading edge backlog by $3.6 million. On May 27, 2020, Triumph Group announced it had reached an agreement in principle to sell the G650 wing program to Gulfstream Aerospace. On June 12, 2020, the Company received a joint communication from Gulfstream Aerospace and Triumph Group that stated Gulfstream’s intention at the conclusion of the transactions is to continue to purchase G650 wing components from the Company and that they would provide further details to the Company in the coming weeks. The Company is unable to predict when the transaction between Gulfstream and Triumph Group will close or when Gulfstream will begin purchasing G650 wing components from us, if at all.

Business Combinations: The Company completed the WMI Acquisition on December 20, 2018. The acquisition was accounted for as a business combination in accordance with ASC Topic 805. Accordingly, the Company recorded the provisional fair value of the assets and liabilities assumed at the date of acquisition. The acquisition was considered a stock purchase for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Class Action Lawsuit

On February 24, 2020, Mark A. Rodriguez, a purported stockholder, filed a putative class action lawsuit against the Company, Douglas McCrosson, the Company’s Chief Executive Officer, and Vincent Palazzolo, the Company’s former Chief Financial Officer, in the United States District Court for the Eastern District of New York, arising out of the errors in and restatements of our financial statements. On February 25, 2020, Russell Garret, a purported stockholder, filed a second putative class action lawsuit against the Company and Messrs. McCrosson and Palazzolo, in the United States District Court for the Eastern District of New York, arising out of the same alleged facts. Each plaintiff seeks to represent a class of stockholders who purchased or otherwise acquired the Company’s common stock from May 15, 2018 to February 14, 2020 (“Class Period”). The complaints are almost identical. Both complaints generally allege that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated by the SEC by making false and misleading statements in the Company’s periodic reports filed during the Class Period and seek unspecified damages.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

SEC Investigation

On May 22, 2020, the Company received a letter (the “SEC Letter”) from the SEC Division of Enforcement (the “Division”) indicating that the Division staff is conducting an investigation involving the Company. The SEC Letter states that the investigation is a non-public, fact finding inquiry where the Division staff is trying to determine whether there have been any violations of federal securities laws. As part of this investigation, the Division issued a subpoena to the Company seeking documents and information relating, among other things, to previously-disclosed errors in and restatement of, the Company’s financial statements, the Company’s October 16, 2018 equity offering and the recent separation of the Company’s former Chief Financial Officers. The SEC Letter states that the investigation and the subpoena do not mean that the Division staff has concluded that the Company or anyone else have violated the federal securities laws and that the investigation does not mean that the Division staff has a negative opinion of any person, entity or security. We intend to fully cooperate with the Division staff. We cannot predict the length, scope, or results of the investigation or the impact, if any, of the investigation on our results of operations.

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

Restatement

The following is a discussion of the restatement adjustments that were made to the Company’s previously issued June 30, 2019 and June 30, 2018 consolidated financial statements.

(a) Revenue recognition

The Company recognizes revenues and profits for contracts with customers using the cost-to-cost percentage of completion method of accounting. Historically, for long-term programs, the Company applied the cost-to-cost percentage of completion method at the program level, that is, for the entire duration of expected production activity on a particular program. The Company estimated its revenue recognition utilizing the life of the program to both measure progress and estimate profit margin. Under this approach, the Company estimated the total expected customer purchases over the life of the program, which included unexercised and non-binding customer purchase options, which resulted in the recognition of $106.7 million and $100.9 million of misstated contract assets, contract liabilities and loss reserves for the three months ended June 30, 2019 and year ended December 31, 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Impact on Consolidated Statements of Operations

The effect of the Restatement described above on the accompanying consolidated statements of operations for the three and six months ended June 30, 2019 is as follows:

	Three Months Ended June 30, 2019
	As Previously Reported	Revenue Recognition	Other	Income Taxes	As Restated
Revenue	$23,158,251	$(3,056,538)	$—	$—	$20,101,713
Cost of sales	18,202,069	(175,696)	(168,303)	—	17,858,070
Gross profit	4,956,182	(2,880,842)	168,303	—	2,243,643
Selling, general and administrative expenses	2,709,313	—	(161,551)	—	2,547,762
Income (loss) from operations	2,246,869	(2,880,842)	329,854	—	(304,119)
Interest expense	575,412	—	—	—	575,412
Income (loss) before provision for (benefit from) income taxes	1,671,457	(2,880,842)	329,854	—	(879,531)
Provision for (benefit from) income taxes	(1,039,000)	—	—	1,040,636	1,636
Net income (loss)	$2,710,457	$(2,880,842)	$329,854	$(1,040,636)	$(881,167)

Income (loss) per common share – basic	$0.23				$(0.07)
Income (loss) per common share – diluted	$0.23				$(0.07)

Shares used in computing earnings per common share:
Basic	11,607,415				11,817,713
Diluted	11,644,768				11,817,713

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Six Months Ended June 30, 2019
	As Previously Reported	Revenue Recognition	Other	Income Taxes	As Restated
Revenue	$48,741,782	$(6,651,686)	$—	$—	$42,090,096
Cost of sales	38,369,790	(838,449)	(168,303)	—	37,363,038
Gross profit	10,371,992	(5,813,237)	168,303	—	4,727,058
Selling, general and administrative expenses	5,515,756	—	(62,309)	—	5,453,447
Income (loss) from operations	4,856,236	(5,813,237)	230,612	—	(726,389)
Interest expense	1,086,181	—	—	—	1,086,181
Income (loss) before provision for (benefit from) income taxes	3,770,055	(5,813,237)	230,612	—	(1,812,570)
Provision for (benefit from) income taxes	(599,000)	—	—	602,313	3,313
Net income (loss)	$4,369,055	$(5,813,237)	$230,612	$(602,313)	$(1,815,883)

Income (loss) per common share – basic	$0.37				$(0.15)
Income (loss) per common share – diluted	$0.37				$(0.15)

Shares used in computing earnings per common share:
Basic	11,710,357				11,776,107
Diluted	11,747,711				11,776,107

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Impact on Consolidated Statements of Operations

The effect of the Restatement described above on the accompanying consolidated statements of operations for the three and six months ended June 30, 2018 is as follows:

	Three Months Ended June 30, 2018
	As Previously Reported	Revenue Recognition	Other	Income Taxes	As Restated
Revenue	$20,261,239	$(3,085,560)	$—	$—	$17,175,679
Cost of sales	15,676,421	452,682	—	—	16,129,103
Gross profit	4,584,818	(3,538,242)	—	—	1,046,576
Selling, general and administrative expenses	2,557,759	—	(45,086)	—	2,512,673
Income (loss) from operations	2,027,059	(3,538,242)	45,086	—	(1,466,097)
Interest expense	416,834	—	—	—	416,834
Income (loss) before provision for (benefit from) income taxes	1,610,225	(3,538,242)	45,086	—	(1,882,931)
Provision for (benefit from) income taxes	353,000	—	—	(351,825)	1,175
Net income (loss)	1,257,225	(3,538,242)	45,086	351,825	(1,884,106)
Other comprehensive income net of tax – Change
in unrealized loss on interest rate swap	20,600	—	—	—	20,600
Comprehensive income (loss)	$1,277,825	$(3,538,242)	$45,086	$351,825	$(1,863.506)

Income (loss) per common share – basic	$0.14				$(0.21)
Income (loss) per common share – diluted	$0.14				$(0.21)

Shares used in computing earnings per common share:
Basic	8,938,331				8,938,331
Diluted	8,980,155				8,938,331

	Six Months Ended June 30, 2018
	As Previously Reported	Revenue Recognition	Other	Income Taxes	As Restated
Revenue	$38,452,862	$(6,287,232)	$—	$—	$32,165,630
Cost of sales	29,818,176	480,544	(280,143)	—	30,018,577
Gross profit	8,634,686	(6,767,776)	280,143	—	2,147,053
Selling, general and administrative expenses	4,607,599	—	—	—	4,607,599
Income (loss) from operations	4,027,087	(6,767,776)	280,143	—	(2,460,546)
Interest expense	864,097	—	—	—	864,097
Income (loss) before provision for (benefit from) income taxes	3,162,990	(6,767,776)	280,143	—	(3,324,643)
Provision for (benefit from) income taxes	649,000	—	—	(646,630)	2,370
Net income (loss)	2,513,990	(6,767,776)	280,143	646,630	(3,327,013)
Other comprehensive income net of tax – Change
in unrealized loss on interest rate swap	14,800	—	—	—	14,800
Comprehensive income (loss)	$2,528,790	$(6,767,776)	$280,143	$646,630	$(3,312,213)

Income (loss) per common share – basic	$0.28				$(0.37)
Income (loss) per common share – diluted	$0.28				$(0.37)

Shares used in computing earnings per common share:
Basic	8,913,394				8,913,394
Diluted	8,953,321				8,913,394

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Impact on Consolidated Balance Sheets

The effect of the Restatement described above on the accompanying consolidated balance sheets as of June 30, 2019 and December 31, 2018 is as follows:

	As of June 30, 2019
	As Previously Reported	Revenue Recognition	Other	Income Taxes	As Restated
ASSETS
Current Assets:
Cash	$752,607	$—	$—	$—	$752,607
Restricted cash	2,000,000	—	—	—	2,000,000
Accounts receivable, net	8,399,920	—	161,551	—	8,561,471
Contract assets	120,254,379	(104,091,748)	—	—	16,162,631
Inventory	11,956,006	—	(182,083)	—	11,773,923
Refundable income taxes	435,000	—	(47,035)	273,249	661,214
Prepaid expenses and other current assets	1,118,620	—	—	—	1,118,620
Total Current Assets	144,916,532	(104,091,748)	(67,567)	273,249	41,030,466

Operating lease right-of-use assets	4,626,916	—	—	—	4,626,916
Property and equipment, net	3,362,084	—	—	—	3,362,084
Refundable income taxes	—	—	—	434,903	434,903
Deferred income taxes	488,319	—	435,000	(923,319)	—
Other assets	230,258	—	—	—	230,258
Total Assets	$153,624,109	$(104,091,748)	$367,433	$(215,167)	$49,684,627

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$11,540,234	$—	$—	$—	$11,540,234
Accrued expenses	927,672	—	—	—	927,672
Contract liabilities	3,272,217	(38,340)	—	—	3,233,877
Loss reserve	216,606	2,615,485	—	—	2,832,091
Current portion of long-term debt	2,507,060	—	—	—	2,507,060
Operating lease liabilities	1,637,869	—	—	—	1,637,869
Income taxes payable	453,828	—	387,965	(724,488)	117,305
Total Current Liabilities	20,555,486	2,577,145	387,965	(724,488)	22,796,108

Line of credit	25,738,685	—	—	—	25,738,685
Long-term operating lease liabilities	3,464,146	—	—	—	3,464,146
Long-term debt, net of current portion	2,981,869	—	—	—	2,981,869
Deferred income taxes	2,638,415	—	—	(2,638,415)	—
Total Liabilities	55,378,601	2,577,145	387,965	(3,362,903)	54,980,808

Shareholders’ Equity (Deficit):
Common stock	11,820	—	—	—	11,820
Additional paid-in capital	71,104,418	—	—	—	71,104,418
Retained earnings (accumulated deficit)	27,129,270	(106,668,893)	(20,532)	3,147,736	(76,412,419)
Total Shareholders’ Equity (Deficit)	98,245,508	(106,668,893)	(20,532)	3,147,736	(5,296,181)

Total Liabilities and Shareholders’ Equity (Deficit)	$153,624,109	$(104,091,748)	$367,433	$(215,167)	$49,684,627

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2018
	As Previously Reported	Revenue Recognition	Other	Income Taxes	As Restated
ASSETS
Current Assets:
Cash	$4,128,142	$—	$—	$—	$4,128,142
Restricted cash	2,000,000	—	—	—	2,000,000
Accounts receivable, net	8,623,329	—	99,242	—	8,722,571
Contract assets	113,333,491	(95,744,625)	—	—	17,588,866
Inventory	9,711,997	—	(350,386)	—	9,361,611
Refundable income taxes	435,000	—	—	(97)	434,903
Prepaid expenses and other current assets	1,972,630	—	—	—	1,972,630
Total Current Assets	140,204,589	(95,744,625)	(251,144)	(97)	44,208,723

Property and equipment, net	2,545,192	—	—	—	2,545,192
Refundable income taxes	435,000	—	—	(97)	434,903
Deferred income taxes	279,318	—	—	(279,318)	—
Other assets	249,575	—	—	—	249,575
Total Assets	$143,713,674	$(95,744,625)	$(251,144)	$(279,512)	$47,438,393

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$9,902,481	$—	$—	$—	$9,902,481
Accrued expenses	1,558,160	—	—	—	1,558,160
Contract liabilities	3,588,500	1,664,079	—	—	5,252,579
Loss reserve	216,606	3,446,952	—	—	3,663,558
Current portion of long-term debt	2,434,981	—	—	—	2,434,981
Income taxes payable	115,000	—	—	(1,008)	113,992
Total Current Liabilities	17,815,728	5,111,031	—	(1,008)	22,925,751

Line of credit	24,038,685	—	—	—	24,038,685
Long-term debt, net of current portion	3,876,238	—	—	—	3,876,238
Deferred income taxes	4,028,553	—	—	(4,028,553)	—
Other liabilities	531,124	—	—	—	531,124
Total Liabilities	50,290,328	5,111,031	—	(4,029,561)	51,371,798

Shareholders’ Equity (Deficit):
Common stock	11,718	—	—	—	11,718
Additional paid-in capital	70,651,413	—	—	—	70,651,413
Retained earnings (accumulated deficit)	22,760,215	(100,855,656)	(251,144)	3,750,049	(74,596,536)
Total Shareholders’ Equity (Deficit)	93,423,346	(100,855,656)	(251,144)	3,750,049	(3,933,405)

Total Liabilities and Shareholders’ Equity (Deficit)	$143,713,674	$(95,744,625)	$(251,144)	$(279,512)	$47,438,393

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Impact on Consolidated Statements of Cash Flows

The effect of the Restatement described above on the accompanying consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 is as follows:

	Six Months Ended June 30, 2019
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$4,369,055	$(6,184,938)	$(1,815,883)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	483,982	—	483,982
Amortization of debt issuance cost	44,317	16,929	61,246
Cash expended in excess of rent expense	(56,024)	—	(56,024)
Stock-based compensation	540,354	—	540,354
Common stock issued as employee compensation	32,324	—	32,324
Bad debt expense	—	(62,309)	(62,309)
Deferred income taxes	(1,599,139)	1,599,139	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	223,409	—	223,409
(Increase) decrease in contract assets	(6,920,888)	8,347,122	1,426,234
Increase in inventory	(2,244,009)	(168,303)	(2,412,312)
(Increase) decrease in refundable income taxes	435,000	(661,311)	(226,311)
Decrease in prepaid expenses and other current assets	645,522	(17,053)	628,469
Increase in accounts payable and accrued expenses	1,007,265	—	1,007,265
Decrease in contract liabilities	(694,408)	(1,702,294)	(2,396,702)
Decrease in loss reserve	—	(831,467)	(831,467)
Increase in income taxes payable	338,828	(335,515)	3,313
Net cash used in operating activities	(3,394,412)	—	(3,394,412)
Cash flows from investing activities:
Purchase of property and equipment	(314,462)	—	(314,462)
Net cash used in investing activities	(314,462)	—	(314,462)
Cash flows from financing activities:
Payments of long-term debt	(1,222,090)	—	(1,222,090)
Proceeds from line of credit	2,000,000	—	2,000,000
Payments of line of credit	(300,000)	—	(300,000)
Stock offering costs paid	(119,571)	—	(119,571)
Debt issuance costs	(25,000)	—	(25,000)
Net cash provided by financing activities	333,339	—	333,339
Net decrease in cash and restricted cash	(3,375,535)	—	(3,375,535)
Cash and restricted cash at beginning of period	6,128,142	—	6,128,142
Cash and restricted cash at end of period	$2,752,607	$—	$2,752,607

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,329,678	$—	$1,329,678
Cash paid during the period for income taxes	$141,702	$—	$141,702
Supplemental schedule of noncash investing and financing activities:
Equipment acquired under financing lease	$399,800	$—	$399,800

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2018
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$2,513,990	$(5,841,003)	$(3,327,013)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	333,276	—	333,276
Amortization of debt issuance cost	42,785	—	42,785
Cash expended in excess of rent expense	(35,384)	—	(35,384)
Stock-based compensation	459,716	—	459,716
Common stock issued as employee compensation	45,913	—	45,913
Adjustment for maturity of interest rate swap	20,600	(5,800)	14,800
Bad debt expense	—	—	—
Deferred income taxes	755,500	(755,500)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(10,724)	—	(10,724)
(Increase) decrease in contract assets	(4,021,904)	6,638,916	2,617,012
Increase in inventory	(125,526)	—	(125,526)
Increase in prepaid expenses, other current assets and refundable income taxes	(158,636)	(130)	(158,766)
Decrease in accounts payable and accrued expenses	(3,619,073)	(280,143)	(3,899,216)
Increase in contract liabilities	292,317	(2,658)	289,659
Increase in loss reserve	44,933	131,518	176,451
Decrease in other liabilities	(10,976)	5,800	(5,176)
Decrease in income taxes payable	(109,327)	109,000	(327)
Net cash used in operating activities	(3,582,520)	—	(3,582,520)
Cash flows from investing activities:
Purchase of property and equipment	(369,738)	—	(369,738)
Net cash used in investing activities	(369,738)	—	(369,738)
Cash flows from financing activities:
Payments of long-term debt	(946,521)	—	(946,521)
Proceeds from line of credit	4,500,000	—	4,500,000
Net cash used in financing activities	3,553,479	—	3,553,479
Net decrease in cash	(398,779)	—	(398,779)
Cash at beginning of period	1,430,877	—	1,430,877
Cash at end of period	$1,032,098	$—	$1,032,098

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,047,457	$—	$1,047,457
Supplemental schedule of noncash investing and financing activities:
Equipment acquired under financing lease	$497,602	$—	$497,602

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

Recent Developments

Restatement of Previously Issued Financial Statements

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported Consolidated Financial Statements as of and for the three and six months ended June 30, 2019 and 2018. For additional information and a detailed discussion of the Restatement, see Note 15, “Restatement of Previously Issued Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q/A.

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

Additionally, under the Sixth Amendment, the parties amended the Credit Agreement by (i) extending the maturity date of the Revolving Note and Term Note to May 2, 2022, and making conforming changes to the payment schedule on the Term Note, (ii) amending the fixed charge coverage ratio covenant by requiring the ratio to be quarterly for September 30, 2020 and December 31, 2020 and then determined on a trailing twelve-month basis beginning on March 31, 2021, (iii) waiving the leverage covenant noncompliance for each quarter ended during the period from March 31, 2018 through December 31, 2019. The leverage covenant will not be tested for the four quarters from March 31, 2020 through December 31, 2020. Then, beginning with the quarter ending March 31, 2021, the funded debt to EBITDA ratio shall be 4.0:1.0, tested on a trailing four quarter basis, (iv) reducing the minimum quarterly EBITDA covenant from $2 million to $1 million beginning on September 30, 2020, (v) maintaining a minimum net income, after taxes, of no less than $1.00 and (vi) replacing the interest pricing grid for the Revolving Note with an interest rate for Eurodollar loans of LIBOR plus 3.25% with a floor of 50 basis points or an interest rate for base rate loans equal to BankUnited’s prime rate plus 0.25%.

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

.

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

Impact of COVID-19

The impact that the recent COVID-19 pandemic will have on our business is uncertain. Although we have been classified as an “essential business” by New York State and is exempt from the state's mandate that all non-essential New York businesses close until further notice due to circumstances related to the coronavirus pandemic, certain of our staff have been working modified hours and remotely due to social distancing protocols and concern over their safety and the safety of others since on or about March 19, 2019.

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

.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Funded backlog consists of aggregate funded values under such contracts and purchase orders, excluding the portion previously included in operating revenues pursuant to ASC 606, and including estimates of future contract price escalation. Unfunded backlog is the estimated amount of future orders under the expected duration of the program. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our total backlog as of June 30, 2019 and December 31, 2018 was as follows:

Backlog (Total)	June 30, 2019 (restated)	December 31, 2018 (restated)
Funded	$116,046,000	$121,865,000
Unfunded	277,985,000	286,897,000
Total	$394,031,000	$408,762,000

Approximately 81% of the total amount of our total backlog at June 30, 2019 was attributable to government contracts. Our backlog attributable to government contracts at June 30, 2019 and December 31, 2018 was as follows:

Backlog (Government)	June 30, 2019 (retated)	December 31, 2018 (restated)
Funded	$99,735,000	$98,519,000
Unfunded	219,414,000	220,984,000
Total	$319,149,000	$319,503,000

Our backlog attributable to commercial contracts at June 30, 2019 and December 31, 2018 was as follows:

Backlog (Commercial)	June 30, 2019 (restated)	December 31, 2018 (restated)
Funded	$16,311,000	$23,346,000
Unfunded	58,571,000	65,913,000
Total	$74,882,000	$89,259,000

The total backlog at June 30, 2019 is primarily comprised of long-term programs with Raytheon (Next Generation Jammer – Mid Band), Northrop Grumman (E-2D), Sikorsky (UH-60), Lockheed Martin (F-16V), and Honda (HondaJet). Funded backlog is primarily from purchase orders under long-term contracts with Northrop Grumman (E-2D), Sikorsky (BLACK HAWK), Triumph Group (G-650), and the USAF (T-38).

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

See Note 3, “Revenue”, for additional information regarding the Company's revenue recognition policy.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

Revenue for the three months ended June 30, 2019 was $20,101,713 (restated) compared to $17,175,679 (restated) for the same period last year, an increase of $2,926,034 or 17%. Approximately $1.8 million of this increase is the result of the inclusion of WMI revenue, which we acquired in December of 2018. Additionally, there was an increase because of the increasing production rates of the Next Generation Jammer pod program. These increases were offset by a decrease in revenue on the T 38 program.

Revenue for the six months ended June 30, 2019 was $42,090,096 (restated) compared to $32,165,630 (restated) for the same period last year, an increase of $9,924,466 or 30.8%. The majority of the increase was due to increasing production rates of the Next Generation Jammer pod and the inclusion of WMI revenue, which we acquired in December of 2018.

Revenue from government subcontracts was $13,663,551 (restated) for the three months ended June 30, 2019 compared to $9,745,990 (restated) for the three months ended June 30, 2018, an increase of $3,917,561 or 40.2%. The increase in revenue is primarily the result of the increasing production rates of the Next Generation Jammer pod program as described above.

Revenue from government subcontracts was $28,413,514 (restated) for the six months ended June 30, 2019 compared to $16,915,061 (restated) for the six months ended June 30, 2018, an increase of $11,498,453 or 68%. The increase in revenue is primarily the result of the increasing production rates of the Next Generation Jammer pod program as described above.

Revenue from prime contracts with the U.S. Government was $1,561,504 (restated) for the three months ended June 30, 2019 compared to $2,207,299 (restated) for the three months ended June 30, 2018, a decrease of $645,795 or 29.3%. The decrease in revenue is primarily driven by a decrease in revenue from T-38 kits.

Revenue from prime contracts with the U.S. Government was $3,987,129 (restated) for the six months ended June 30, 2019 compared to $4,635,008 (restated) for the six months ended June 30, 2018, a decrease of $647,879 or 14%. The decrease in revenue is primarily driven by a decrease in revenue from T-38 kits, offset by an increase in revenue of F-16 sales and the addition of WMI.

Revenue from commercial subcontracts was $4,876,658 (restated) for the three months ended June 30, 2019 compared to $5,222,390 (restated) for the three months ended June 30, 2018, a decrease of $345,732 or 6.6%. The decrease is primarily the result of lower revenue on the G650 program.

Revenue from commercial subcontracts was $9,689,453 (restated) for the six months ended June 30, 2019 compared to $10,615,561 (restated) for the six months ended June 30, 2018, a decrease of $926,108 or 8.7%. The decrease is primarily the result of lower revenue on the G650 program, offset by the increase in revenue from the HondaJet program.

Inflation historically has not had a material effect on our operations.

Cost of sales

Cost of sales for the three months ended June 30, 2019 and 2018 was $17,858,070 (restated) and $16,129,103 (restated), respectively, an increase of $1,728,967 or 10.7%. The increase is a result of a 17% higher revenue, indicating an improvement in profit margin from the year-ago period.

Cost of sales for the six months ended June 30, 2019 and 2018 was $37,363,038 (restated) and $30,018,577 (restated), respectively, an increase of $7,344,461 or 24.5%. The increase is the result of a 30.8% increase in revenue, indicating an improvement of profit margin from the year-ago period.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The components of the cost of sales were as follows:

	Three months ended		Six months ended
	June 30, 2019 (restated)	June 30, 2018 (restated)	June 30, 2019 (restated)	June 30, 2018 (restated)
Procurement	$12,295,771	$10,375,803	$25,187,087	$18,790,368
Labor	1,929,761	1,589,576	3,909,520	3,247,295
Factory overhead	4,907,050	3,687,518	9,923,603	7,628,882
Other	(1,274,512)	476,206	(1,657,172)	352,032
Cost of sales	$17,858,070	$16,129,103	$37,363,038	$30,018,577

Procurement for the three months ended June 30, 2019 was $12,295,771 compared to $10,375,803 (restated), an increase of $1,919,968 or 18.5%. This increase is primarily the result of an increase in procurement related to the Raytheon Next Generation Jammer pod program as described above. Additionally, WMI accounted for approximately $1.3 million of procurement. Procurement for the six months ended June 30, 2019 was $25,187,087 (restated) compared to $18,790,368 (restated), an increase of $6,396,719 or 34%. The increase in procurement for the months ended June 30, 2019 was a result of the same programs as described above.

Labor costs for the three months ended June 30, 2019 were $1,929,761 compared to $1,589,576, an increase of $340,185 or 21.4%. The increase is primarily the result of labor associated with the Next Generation Jammer pod program, which is very labor intensive, as well as additional labor from our WMI subsidiary which was not acquired until December 2018.

Labor costs for the six months ended June 30, 2019 were $3,909,520 compared to $3,247,295, an increase of $662,225 or 20.4%. The increase is attributable to the same factors described above for the three-month period ended June 30, 2019.

Factory overhead for the three months ended June 30, 2019 was $4,907,050 compared to $3,687,518, an increase of $1,219,532 or 33.1%. The increase in factory overhead is primarily the result of an increase of additional costs in the current year related to WMI.

Factory overhead for the six months ended June 30, 2019 was $9,923,603 compared to $7,628,882, an increase of $2,294,721 or 30.1%. The increase in factory overhead is primarily the result of an increase of additional costs in the current year related to WMI.

Other costs (credit), net for the three months ended June 30, 2019 were $(1,274,512) (restated) compared to $476,206 (restated), a decrease of $1,750,718. Other costs (credit), net for the six months ended June 30, 2019 were $(1,657,172) (restated) compared to $352,032 (restated), a decrease of $2,009,204. Other costs relate to expenses recognized for changes in estimates and expenses primarily associated with inventory and loss contracts.

Gross Profit

Gross profit for the three months ended June 30, 2019 was $2,243,643 (restated) compared to $1,046,576 (restated) for the three months ended June 30, 2018, an increase of $1,197,067 or 114%, primarily on higher revenue and a more favorable product sales mix.

Gross profit for the six months ended June 30, 2019 was $4,727,058 (restated) compared to $2,147,053 (restated) for the six months ended June 30, 2018, an increase of $2,580,005 or 120%, primarily on higher revenue and a more favorable product sales mix.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Favorable/Unfavorable Adjustments to Gross Profit (Loss)

During the six months ended June 30, 2019 and 2018, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in changes in total gross profit as follows:

	Six months ended
	June 30, 2019 (restated)	June 30, 2018 (restated)
Favorable adjustments	$756,210	$493,774
Unfavorable adjustments	(123,196)	(180,354)
Net adjustments	$633,014	$313,420

For the six months ended June 30, 2019, we evaluated all contractual data and revised estimated gross profit percentages accordingly. We had 24 contracts with favorable adjustments and 12 contracts with unfavorable adjustments, all due to changes in estimate.

For the six months ended June 30, 2018, we evaluated all contractual data and revised estimated gross profit percentages accordingly. We had 14 contracts with favorable adjustments and 17 contracts with unfavorable adjustments, all due to changes in estimate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2019 were $2,547,762 (restated) compared to $2,512,673 (restated) for the three months ended June 30, 2018, an increase of $35,089, or 1.4%. This change was primarily the result of an increase of additional costs in the current year related to WMI and approximately $247,000 in salaries.

Selling, general and administrative expenses for the six months ended June 30, 2019 were $5,453,447 (restated) compared to $4,607,599 for the six months ended June 30, 2018, an increase of $845,848, or 18.4%. This change was primarily the result of an increase of additional costs in the current year related to WMI and approximately $190,000 in salaries.

Loss Before Provision for Income Taxes

Loss before provision for income taxes for the three months ended June 30, 2019 was a loss of ($879,531) (restated) compared to a loss of ($1,882,931) (restated) for the same period last year, an increase of $1,003,400 or 53%, primarily the result of higher government subcontractor revenue. Loss before provision for income taxes for the six months ended June 30, 2019 was a loss of ($1,812,570) (restated) compared to a loss of ($3,324,643) (restated) for the same period last year, an increase of $1,512,073 or 45.5%, primarily the result of higher government subcontractor revenue.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

 Provision for Income Taxes

Provision for income taxes was $3,313 (restated) for the six months ended June 30, 2019, compared to a provision for income taxes of $2,370 (restated) for the six months ended June 30, 2018. The effective tax rate at June 30, 2019 and 2018 was -0.22% and -0.12%, respectively.

In February 2019, the Company received information that the net operating loss carryback that was generated in 2014 and carried back to 2012-13 was under examination and could possibly be disallowed by the IRS. As of June 2020, the Company has received notification that the returns will be accepted as filed.

Net Loss

Net loss for the three months ended June 30, 2019 was ($881,167) (restated) or ($0.07) per basic share, compared to a loss of ($1,884,106) (restated) or ($0.21) per basic share, for the same period last year. Diluted loss per share was ($0.07) for the three months ended June 30, 2019 calculated utilizing 11,817,713(restated) weighted average shares outstanding. Diluted loss per share was ($0.21) for the three months ended June 30, 2018 calculated utilizing 8,938,331 (restated) weighted average shares outstanding.

Net loss for the six months ended June 30, 2019 was a loss of ($1,815,883) (restated) or ($0.15) per basic share, compared to ($3,227,013) (restated) or ($0.37) per basic share, for the same period last year. Diluted loss per share was ($0.15) for the six months ended June 30, 2019 calculated utilizing 11,776,107 (restated) weighted average shares outstanding. Diluted loss per share was ($0.37) for the six months ended June 30, 2018 calculated utilizing 8,913,394 (restated) weighted average shares outstanding.

Liquidity and Capital Resources

General

At June 30, 2019, we had working capital of $18,234,358 (restated) compared to working capital of $21,282,972 (restated) at December 31, 2018, a decrease of $3,048,614 or 14%.

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

At June 30, 2019, we had a cash balance of $752,607 compared to $4,128,142 at December 31, 2018. Additionally, at June 30, 2019 and December 31, 2018, we had $2,000,000 of restricted cash, which is cash held in escrow pursuant to the WMI acquisition and the determination of a final working capital adjustment.

Bank Credit Facilities

Credit Agreement and Term Loan

On March 24, 2016, the Company entered into the BankUnited Facility. The Credit Agreement entered into in connection with the BankUnited Facility provided for a revolving credit loan commitment of $30 million (the “Revolving Loan”) and a $10 million term loan (“Term Loan”). The Revolving Loan bears interest at a rate based upon a pricing grid, as defined in the Credit Agreement.

On June 25, 2019, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. Under the Fifth Amendment, the parties amended the Credit Agreement by extending the maturity date of the Company’s Revolving Loan and Term Loan to June 30, 2021 and making conforming changes to the repayment schedule of the Term Loan. Additionally, in connection with the Fifth Amendment, Citizens Bank, N.A. assigned all of its obligations under the BankUnited Facility to BNB Bank.

The BankUnited Facility required us to maintain the following financial covenants: (1) maintain a debt service coverage ratio at the end of each quarter for the trailing four quarter period of no less than 1.5 to 1.0, (2) maintain a minimum net income, after taxes, of no less than $1.00, (3) maintain a maximum leverage ratio at the end of each quarter for the trailing four quarter period of no more than 3.0 to 1.0, and (4) maintain a minimum adjusted EBITDA at the end of each quarter of no less than $2 million. The errors in our consolidated financial statements for the Non-Reliance Periods and our internal control material weaknesses caused us to be in violation of each of the foregoing covenants and other non-financial covenants as of and after March 31, 2018. As of June 30, 2019, the Company was not in compliance with the covenants contained in the BankUnited Facility, as amended. BankUnited has subsequently waived these covenant violations in conjunction with execution of the Sixth Amendment, which further amends the Credit Agreement, Revolving Note and Term Note.

As of June 30, 2019, the Company had $25.7 million outstanding under the Revolving Loan bearing interest at 5.87%

In addition to the covenant waivers, on August 24, 2020, we entered into the Sixth Amendment, which further amends the Credit Agreement, Revolving Note and Term Note. See Note 14, “Subsequent Events”, for a discussion of the amendments and waivers.

We believe that our existing resources, together with the availability under the BankUnited Facility, will be sufficient to meet our current working capital needs for at least the next 12 months from the date of issuance of our consolidated financial statements.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Background

An error in the consolidated  financial statements for the Non-Reliance Periods related to the Company’s recognition of revenue was identified as part of the preparation of the Company’s consolidated financial statements for the year ended December 31, 2019. Management concluded that certain revenues and the resulting gross profit were recognized inaccurately due to an incorrect application of U.S. GAAP. Therefore, previously reported revenue and the resulting net income were overstated. In connection with the preparation and filing of this Quarterly Report on Form 10-Q/A, we have conducted the requisite evaluations of the effectiveness of our disclosure controls and procedures and of our internal control over financial reporting as of June 30, 2019 and June 30, 2018. Our conclusions are explained below.

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2019 and June 30, 2018 in connection with the restatement of the consolidated financial statements for the Non-Reliance Periods. Based on this evaluation of our disclosure controls and procedures, management has concluded that our disclosure controls and procedures were not effective as of June 30, 2019 or June 30, 2018 because of certain material weaknesses in our internal control over financial reporting, as further described below.

Notwithstanding the conclusion by our management that our disclosure controls and procedures as of June 30, 2019 and June 30, 2018 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q/A fairly present in all material respects our financial position, results of operations and cash flows as of and for the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2019 or June 30, 2018 because of the material weaknesses described below. Our evaluation excluded WMI which was acquired on December 20, 2018. As of and for the six months ended June 30, 2019, WMI represented approximately 27% of total assets and 9% of total revenue. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year subsequent to the acquisition while integrating with acquired operations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In connection with management’s evaluation of the Company’s internal control over financial reporting described above, management has identified the deficiencies described below that constituted material weaknesses in our internal control over financial reporting as of June 30, 2019 and June 30, 2018. One of these deficiencies led to material errors in our previously issued consolidated financial statements, which in turn led to the restatement of those previously issued consolidated financial statements, as described in Note 15 to our consolidated financial statements included in this Quarterly Report on Form 10-Q/A.

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

Revenue Recognition Accounting

We identified material weaknesses from revenue recognition accounting controls that resulted in material errors, as we did not appropriately design, or effectively operate, internal control over certain aspects of accurate recording, presentation, and disclosure of revenue and related costs. The following were contributing factors to the material weaknesses in revenue recognition accounting:

●	Our internal control lacked procedures for ensuring the period of performance or value of the accounting contract were properly determined.

●	Our internal control lacked procedures for ensuring revenue was constrained to funded contract values.

Accounting for Significant Non-Routine Complex Transactions

We identified a material weakness in our accounting for significant, non-routine, complex transactions. No controls exist and we failed to hire qualified external resources with the appropriate accounting expertise. While no material errors were identified, lack of controls caused a reasonable possibility that a material error could have occurred.

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

Management regards successful completion of our remediation actions as an important priority. Some of the more significant remediation activities include:

●	In 2019 we hired experienced professionals to fill several key positions within our finance leadership team, including, Chief Financial Officer, Controller, and Director of Financial Planning & Analysis. These new individuals possess technical proficiency, training, and experience that was partially responsible for identifying the material weaknesses identified herein. The Director of Financial Planning & Analysis, now our Acting Chief Financial Officer, and the Controller remain with the Company and we intend to continue to assess current staffing levels and competencies in our finance team to ensure the optimal complement of personnel with appropriate qualifications and skill sets.

●	Management, with advice from a leading global accounting and advisory firm, reviewed and updated its revenue recognition policies and procedures and expects to implement these controls, as well as certain other procedures in 2020. Additionally, management will implement a recurring review by a team of qualified individuals.

●	Reevaluating and revising our Sarbanes-Oxley compliance program (our “SOX Program”), and making improvements to our SOX Program governance, risk assessment processes, testing methodologies and corrective action mechanisms.

●	Redesigning and implementing necessary changes to the existing system of internal controls and then testing of sufficient instances of the performance of control to determine operational effectiveness.

●	Prior to any future requirement for accounting for significant non-routine complex transactions, the Company will engage experienced professionals and outline and execute a set of controls to ensure that the non-routine complex transaction is recorded in a proper manner.

●	For years subsequent to 2019, we will implement an improved 404 compliant ITGC testing program. We will engage experienced professionals to assist with its implementation and execution.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as described above.

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

Class Action Lawsuit

On February 24, 2020, Mark A. Rodriguez, a purported stockholder, filed a putative class action lawsuit against the Company, Douglas McCrosson, the Company’s Chief Executive Officer, and Vincent Palazzolo, the Company’s former Chief Financial Officer, in the United States District Court for the Eastern District of New York, arising out of the errors in and restatements of our financial statements. On February 25, 2020, Russell Garret, a purported stockholder, filed a second putative class action lawsuit against the Company and Messrs. McCrosson and Palazzolo, in the United States District Court for the Eastern District of New York, arising out of the same alleged facts. Each plaintiff seeks to represent a class of stockholders who purchased or otherwise acquired the Company’s common stock from May 15, 2018 to February 14, 2020 (“Class Period”). The complaints are almost identical. Both complaints generally allege that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated by the SEC by making false and misleading statements in the Company’s periodic reports filed during the Class Period and seek unspecified damages.

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

Books and Records Action

On June 5, 2020, a lawsuit to compel inspection of books and records was filed against the Company in the Supreme Court of New York State, Suffolk County, captioned Berger v. CPI Aerostructures, Inc. The complaint, which is based substantially on the facts alleged in the class action complaints summarized above, seeks to compel the inspection of corporate books and records pursuant to New York common law. The complaint also seeks attorneys' fees and other costs. The Company’s deadline to answer, move or otherwise respond to the complaint is August 31, 2020.

SEC Investigation

On May 22, 2020, the Company received a letter (the “SEC Letter”) from the SEC Division of Enforcement (the “Division”) indicating that the Division staff is conducting an investigation involving the Company. The SEC Letter states that the investigation is a non-public, fact finding inquiry where the Division staff is trying to determine whether there have been any violations of federal securities laws. As part of this investigation, the Division issued a subpoena to the Company seeking documents and information relating, among other things, to previously-disclosed errors in and restatement of, the Company’s financial statements, the Company’s October 16, 2018 equity offering and the recent separation of the Company’s former Chief Financial Officers. The SEC Letter states that the investigation and the subpoena do not mean that the Division staff has concluded that the Company or anyone else have violated the federal securities laws and that the investigation does not mean that the Division staff has a negative opinion of any person, entity or security. We intend to fully cooperate with the Division staff. However, we cannot predict the length, scope, or results of the investigation or the impact, if any, of the investigation on our results of operations.

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

This Quarterly Report on Form 10-Q/A includes restated consolidated financial statements as of and for the periods ended June 30, 2019 and June 30, 2018. The restatement of our consolidated financial statements primarily reflects the correction of certain errors relating to our recognition of revenue, which errors resulted from an incorrect application of U.S. GAAP, as described in more detail elsewhere in this Quarterly Report on Form 10-Q/A. Such restatement has had and may continue to have the effect of eroding investor confidence in the Company and our financial reporting and accounting practices and processes, has negatively impacted and may continue to negatively impact the trading price of our common stock, has resulted and may continue to result in stockholder litigation, may make it more difficult for us to raise capital on acceptable terms, if at all, and may negatively impact our reputation with our customers and cause customers to place new orders with other companies.

We have identified material weaknesses in our internal control over financial reporting, which, did and could continue to, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

We have concluded that our internal control over financial reporting was not effective as of June 30, 2019 or June 30, 2018 due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of June 30, 2019 and June 30, 2018 due to material weaknesses in our internal control over financial reporting, all as described in Part I, Item 4, “Controls and Procedures” of this Quarterly Report on Form 10-Q/A. Although we have initiated remediation measures to address the identified weaknesses, we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective in the future. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future, either with respect to the Non-Reliance Periods or other periods. Management previously identified a material weakness in our internal control over financial reporting in February 2019 in connection with the failure to identify, in a timely manner, the miscoding of an invoice in the Company’s records and the resulting overstatement of revenue in the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2018, by $927,257. We reviewed our financial closing process and identified corrective action to remediate the prior operating effectiveness of controls and, while we believe the implementation of the new control procedures was successful, we cannot assure you that our remediation of the revenue recognition error with respect to the Non-Reliance Periods will be similarly successful.

We intend to continue our remediation activities and to continue to improve our overall control environment and our operational and financial systems and infrastructure, as well as to continue to train, retain and manage our personnel who are essential to effective internal control. In doing so, we will continue to incur expenses and expend management’s time on compliance-related issues. However, we cannot ensure that the steps that we have taken or will take will successfully remediate the errors. If we are unable to successfully complete our remediation efforts or favorably assess the effectiveness of our internal control over financial reporting, our operating results, financial position, ability to accurately report our financial results and timely file our SEC reports, and our stock price could be adversely affected. Additionally, beginning in the fourth quarter of 2019, the Company and WMI are now operating as a consolidated entity, and the Company is using inventory valuation and cost collection software not previously used. While we are confident in the accuracy of our December 31, 2019 inventory value using the new functionality of the current software and that controls over the valuation of inventory will be improved, there can be no assurance that these controls will be adequate to address all potential valuation issues that may arise in the future relating to the use of the new software, and new internal control may need to be developed.

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

Additionally, the Company received a letter and subpoena from the SEC Division of Enforcement seeking the production of documents in connection with a non-public fact-finding inquiry relating to, among other things, the errors in and restatement of our financial statements, our October 16, 2018 equity offering, and the recent separation of our former Chief Financial Officers. The SEC letter states that the investigation and subpoena do not mean that the SEC has concluded that the Company or anyone else has violated the federal securities laws. We intend to fully cooperate with the SEC staff. However, we cannot predict the length, scope, or results of the investigation or the impact, if any, of the investigation on our results of operations. Please see Part I, Item 3, “Legal Proceedings.” We may also be subject to further examinations, investigations, proceedings and orders by regulatory authorities, including a cease and desist order, suspension of trading of our securities, delisting of our securities and/or the assessment of possible civil monetary penalties. Any such further actions could be expensive and damaging to our business, results of operations and financial condition.

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

The errors in our consolidated financial statements for the Non-Reliance Periods and our internal control material weaknesses caused us to be in violation of certain of the covenants under the BankUnited Facility as of and after March 31, 2018. We have entered into an amendment to the BankUnited Facility, which includes, among other things, a waiver of the covenant violations and certain amendments to the financial covenants going forward; however, we cannot assure you that we will not violate the amended banking covenants in the future. BankUnited has agreed to waive each covenant violation under the Credit Agreement in connection with the previously disclosed errors in our consolidated financial statements for the Non-Reliance Periods and to prospectively waive the covenant violation for late delivery of our consolidated financial statements for the first three quarters of 2020. BankUnited agreed not to test our compliance with the financial covenants under the Credit Agreement for the first half of 2020. Financial covenant testing will resume for the quarter ending September 30, 2020. If we fall out of compliance with our banking covenants, BankUnited, N.A. may declare a default under the BankUnited Facility and, among other remedies, could declare the full amount of the BankUnited Facility immediately due and payable and could foreclose against our collateral. If this were to occur, we may be unable to secure outside financing, if needed, to fund ongoing operations and for other capital needs. Any sources of financing that may be available to us could also be at higher costs and require us to satisfy more restrictive covenants, which could limit or restrict our operations, cash flows and earnings. We cannot ensure that additional financing would be available to us, or be sufficient or available on satisfactory terms.

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

In connection with the errors we identified in the Non-Reliance Period financial statements and the resulting restatement of such financial statements, we were required to make changes to the original estimates on certain of our contracts. Such changes resulted in net adjustments to gross profits of $633,014 and $313,420 for the three months ended June 30, 2019 and 2018, respectively. See “Favorable/Unfavorable Adjustments to Gross Profit” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation”.

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
Thomas Powers
Acting Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)