Form 10-Q/A
period 2019-09-30
CPI AEROSTRUCTURES INC
filed 2020-08-25
CIK 889348

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

EXPLANATORY NOTE

Overview

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 (this “Quarterly Report on Form 10-Q/A”) is being filed to amend and restate certain items presented in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, which was initially filed with the Securities and Exchange Commission (the “SEC”) on November 8, 2019 (the “Original Form 10-Q”). This Quarterly Report on Form 10-Q/A includes restatement of our consolidated balance sheet as of September 30, 2019 and December 31, 2018 and the related consolidated statements of operations and comprehensive loss and shareholders’ deficit for each of the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018; and amendment to (1) our management’s discussion and analysis of financial condition and results of operations as of and for the three and nine months ended September 30, 2019 and 2018 contained in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q/A, (2) management’s determinations with respect to disclosure controls and procedures and internal control over financial reporting for the nine months ended September 30, 2019 contained in Part I, Item 4, “Controls and Procedures”, and (3) the Chief Executive Officer and Chief Financial Officer certifications in Exhibits 31.1, 31.2, and 32 and the financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101. This amendment does not reflect adjustments for events occurring after the filing of the Original Form 10-Q except to the extent that they are otherwise required to be included and discussed herein.

See below and Part I, Item 1, Note 15, “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q/A, for a detailed discussion of the effect of the restatement.

For the convenience of the reader, we have included all items in this Quarterly Report on Form 10-Q/A which supersedes in its entirety the Original Form 10-Q. Prior to the filing of this Quarterly Report on Form 10-Q/A, we have filed the amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2019 and June 30, 2019. Subsequent to the filing of this Quarterly Report on Form 10-Q/A we expect to file the Annual Report on Form 10-K for the year ended December 31, 2019, which will include restatement of the consolidated financial statements (and related disclosures) for the periods described therein, as set forth in that report.

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

The Company recognizes revenues and profits for contracts with customers using the cost-to-cost percentage of completion method of accounting. Historically, for long-term programs, the Company applied the cost-to-cost percentage of completion method at the program level. The Company estimated its revenue recognition utilizing the life of the program to both measure progress and estimate profit margin. After reconsideration of the terms of the Company’s contracts with customers, management concluded that its life of the program accounting was not an appropriate application of ASC Topic 606 and that certain revenues and net income were recognized inaccurately due to this incorrect application of generally accepted accounting principles in the United States of America (“U.S. GAAP”). Therefore, previously reported revenue and net income were overstated. The errors also had an impact on the Company’s balance sheet for the affected periods. See below and Part I, Item 1, Note 15, “Restatement of Previously Issued Financial Statements” of the notes to the consolidated financial statements of this Quarterly Report on Form 10-Q/A for a more detailed discussion of the error and the effects of the restatement.

In connection with its restatement, the Company and CohnReznick LLP identified and reported to the Audit and Finance Committee of the Company’s Board of Directors material weaknesses. Please see “Part 1 Item 4, Controls and Procedures” for a description of these matters.

Part I - Financial Information

Item 1 – Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	Unaudited (As Restated – see Note 15)	(As Restated – see Note 15)
ASSETS
Current Assets:
Cash	$468,536	$4,128,142
Restricted cash	2,000,000	2,000,000
Accounts receivable, net of allowance for doubtful accounts of $275,000 as of September 30, 2019 and $222,025 as of December 31, 2018	10,284,768	8,722,571
Contract assets	14,487,015	17,588,866
Inventory	10,126,509	9,361,611
Refundable income taxes	623,538	434,903
Prepaid expenses and other current assets	966,522	1,972,630
Total current assets	38,956,888	44,208,723

Operating lease right-of-use assets	4,259,868	—
Property and equipment, net	3,137,194	2,545,192
Refundable income taxes	434,903	434,903
Other assets	207,096	249,575
Total assets	$46,995,949	$47,438,393

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$10,892,353	$9,902,481
Accrued expenses	1,641,137	1,558,160
Contract liabilities	1,561,543	5,252,579
Loss reserve	2,895,045	3,663,558
Current portion of long-term debt	2,499,012	2,434,981
Operating lease liabilities	1,673,244	—
Income tax payable	119,776	113,992
Total current liabilities	21,282,110	22,925,751

Line of credit	26,738,685	24,038,685
Long-term operating lease liabilities	3,033,710	—
Long-term debt, net of current portion	2,371,797	3,876,238
Other liabilities	—	531,124
Total liabilities	53,426,302	51,371,798

Shareholders’ Deficit:
Common stock - $.001 par value; authorized 50,000,000 shares, 11,839,065 and 11,718,246 shares, respectively, issued and outstanding	11,839	11,718
Additional paid-in capital	71,225,278	70,651,413
Accumulated deficit	(77,667,470)	(74,596,536)
Total Shareholders’ Deficit	(6,430,353)	(3,933,405)
Total Liabilities and Shareholders’ Deficit	$46,995,949	$47,438,393

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019 (As Restated – see Note 15)	2018 (As Restated – see Note 15)	2019 (As Restated – see Note 15)	2018 (As Restated – see Note 15)
Revenue	$22,689,762	$15,842,610	$64,779,858	$48,008,240
Cost of sales	20,757,649	15,267,308	58,120,687	45,285,885
Gross profit	1,932,113	575,302	6,659,171	2,722,355

Selling, general and administrative expenses	2,806,498	2,524,127	8,259,945	7,131,726
Loss from operations	(874,385)	(1,948,825)	(1,600,774)	(4,409,371)

Interest expense	378,195	574,765	1,464,376	1,438,862
Loss before provision for income taxes	(1,252,580)	(2,523,590)	(3,065,150)	(5,848,233)

Provision for income taxes	2,471	736	5,784	3,106
Net loss	(1,255,051)	(2,524,326)	(3,070,934)	(5,851,339)

Other comprehensive income net of tax – Change in unrealized loss on interest rate swap	—	20,600	—	14,800
Comprehensive loss	$(1,255,051)	$(2,503,726)	$(3,070,934)	$(5,836,539)

Loss per common share – basic	$(0.11)	$(0.28)	$(0.26)	$(0.66)

Loss per common share – diluted	$(0.11)	$(0.28)	$(0.26)	$(0.66)

Shares used in computing income per common share:
Basic	11,838,862	8,952,979	11,796,580	8,926,734
Diluted	11,838,862	8,952,979	11,796,580	8,926,734

See Notes to Consolidated Financial Statements

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity(Deficit)
Balance at January 1, 2018 (As previously reported)	8,864,319	$8,864	$53,770,617	$20,548,652	$(14,800)	$74,313,333
Cumulative restatement adjustments	—	—	—	(87,598,435)	—	(87,598,435)
Balance at January 1, 2018 (As Restated – see Note 15)	8,864,319	$8,864	53,770,617	(67,049,783)	(14,800)	(13,285,102)
Net loss (As Restated – see Form 10-Q/A for period ended March 31, 2019)	—	—	—	(1,442,907)	—	(1,442,907)
Change in unrealized loss from interest rate swap	—	—	—	—	(5,800)	(5,800)
Common stock issued as employee compensation	5,130	5	(48,006)	—	—	(48,001)
Stock-based compensation expense	54,396	55	303,885	—	—	303,940
Balance at March 31, 2018 (As Restated – see Note 15)	8,923,845	8,924	54,026,496	(68,492,690)	(20,600)	(14,477,870)
Net loss (As Restated – see Form 10-Q/A for period ended June 30, 2019)	—	—	—	(1,884,106)	—	(1,884,106)
Change in unrealized loss from interest rate swap	—	—	—	—	20,600	20,600
Common stock issued as employee compensation	—	—	93,914	—	—	93,914
Stock-based compensation expense	14,646	14	155,762	—	—	155,776
Balance at June 30, 2018 (As Restated – see Note 15)	8,938,491	8,938	54,276,172	(70,376,796)	—	(16,091,686)
Net loss (As Restated – see Note 15)	—	—	—	(2,524,326)	—	(2,524,326)
Stock-based compensation expense	14,646	15	76,439	—	—	76,454
Balance at September 30, 2018 (As Restated – see Note 15)	8,953,137	$8,953	$54,352,611	$(72,901,122)	$—	$(18,539,558)

Balance at January 1, 2019 (As previously reported)	11,718,246	$11,718	$70,651,413	$22,760,215	$—	$93,423,346
Cumulative restatement adjustments	—	—	—	(97,356,751)	—	(97,356,751)
Balance at January 1, 2019 (As Restated – see Note 15)	11,718,246	11,718	70,651,413	(74,596,536)	—	(3,933,405)
Net income (As Restated – see Form 10-Q/A for period ended March 31, 2019)	—	—	—	(934,716)	—	(934,716)
Costs related to stock offering	—	—	(64,371)	—	—	(64,371)
Common stock issued upon exercise of options	521	—	—	—	—	—
Stock-based compensation expense	17,619	18	330,769	—	—	330,787
Balance at March 31, 2019 (As Restated – see Note 15)	11,736,386	11,736	70,917,811	(75,531,252)	—	(4,601,705)
Net loss (As Restated – see Form 10-Q/A for period ended June 30, 2019)	—	—	—	(881,167)	—	(881,167)
Costs related to stock offering	—	—	(55,200)	—	—	(55,200)
Common stock issued as employee compensation	4,950	5	32,319	—	—	32,324
Stock-based compensation expense	79,054	79	209,488	—	—	209,567
Balance at June 30, 2019 (As Restated – see Note 15)	11,820,390	11,820	71,104,418	(76,412,419)	—	(5,296,181)
Net loss (As Restated-see Note 15)	—	—	—	(1,255,051)	—	(1,255,051)
Stock-based compensation expense	18,675	19	120,860	—	—	120,879
Balance at September 30, 2019 (As Restated – see Note 15)	11,839,065	$11,839	$71,225,278	$(77,667,470)	$—	$(6,430,353)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2019	2018
	(As Restated – see Note 15)	(As Restated – see Note 15)
Cash flows from operating activities:
Net loss	$(3,070,934)	$(5,851,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	729,319	521,255
Amortization of debt issuance cost	67,479	58,990
Cash expended in excess of rent expense	(84,036)	(53,073)
Stock-based compensation	661,231	536,170
Common stock issued as employee compensation	32,324	45,913
Adjustment for maturity of interest rate swap	—	14,800
Bad debt expense	99,242	275,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,661,439)	(1,259,365)
Decrease in contract assets	3,101,851	7,845,591
Increase in inventory	(764,898)	(95,268)
Increase in refundable income taxes	(188,635)	—
Decrease in prepaid expenses and other assets	797,622	177,625
Increase (decrease) in accounts payable and accrued expenses	1,072,849	(5,688,265)
Increase (decrease) in contract liabilities	(4,069,161)	170,585
Increase (decrease) in loss reserve	(768,514)	256,858
Decrease in other liabilities	—	(5,175)
Increase in income taxes payable	5,784	279
Net cash used in operating activities	(4,039,916)	(3,049,419)

Cash flows from investing activities:
Purchase of property and equipment	(334,909)	(521,499)
Net cash used in investing activities	(334,909)	(521,499)

Cash flows from financing activities:
Payments on long-term debt	(1,840,210)	(1,522,283)
Proceeds from line of credit	3,000,000	6,200,000
Payments on line of credit	(300,000)	(1,500,000)
Stock offering costs paid	(119,571)	—
Debt issue costs paid	(25,000)	(209,082)
Net cash provided by financing activities	715,219	2,968,635

Net decrease in cash and restricted cash	(3,659,606)	(602,283)
Cash and restricted cash at beginning of period	6,128,142	1,430,877
Cash and restricted cash at end of period	$2,468,536	$828,594

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$1,406,581	$1,601,144
Income taxes	$103,927	$—

Noncash investing and financing activities:
Equipment acquired under financing lease	$399,800	$649,158

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	INTERIM FINANCIAL STATEMENTS

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

The Company applied acquisition accounting for the WMI Acquisition in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC 805”). Acquisition accounting requires that the assets acquired and liabilities assumed be recorded at their respective estimated fair values at the date of acquisition. The excess purchase price over fair value of the net assets acquired is recorded as goodwill. In determining estimated fair values, we are required to make estimates and assumptions that affect the recorded amounts including, but not limited to, expected future cash flows, discount rates, remaining useful lives of long-lived assets, useful lives of identified intangible assets, replacement or reproduction costs of property and equipment and the amounts to be recovered in future periods from acquired net operating losses and other deferred tax assets. Our estimates in this area impact, among other items, the amount of depreciation and amortization, impairment charges in certain instances if the asset becomes impaired, and income tax expense or benefit that we report. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. See Note 2. “Business Combinations” for a summary and status of the application of acquisition accounting.

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

The purchase price for the acquisition was $7.9 million, which was subject to a post-closing working capital adjustment. $2 million dollars of the purchase price was placed in escrow at closing and may be released after the completion of the working capital adjustment and for the indemnification contingencies. The escrowed amount is shown as restricted cash on the consolidated balance sheet as of September 30, 2019. The working capital adjustment is based on the historical values of components of working capital as defined in the Stock Purchase Agreement (“SPA”). We calculated a post-closing working capital adjustment. Air Industries formally objected to our calculation. The SPA provided the parties 30 days to come to an agreement on the working capital adjustment. The Company and Air Industries could not come to an agreement within the time specified and the issues were submitted to BDO USA, LLP (“BDO”) for a binding resolution. During the course of BDO’s work, Air conceded on three of the four items of contention, leaving only the inventory valuation in dispute. In its report dated September 3, 2019, BDO found in favor of the Company and that there should be no changes to the closing working capital statement as prepared by the Company. The result of the conceded items and BDO determination would decrease the purchase price of the acquisition by approximately $4.1 million. On September 16, 2019, the Company received a letter from Air acknowledging the conceded items and, among other things, rejecting the determination by BDO. On September 27, 2019, the Company filed a notice of motion in the Supreme Court of the State of New York, County of New York, against Air Industries seeking, among other things, an order of specific performance requiring Air to comply with its obligations under the SPA and Escrow Agreement and a judgment against Air in the amount of approximately $4.1 million.

As of September 30, 2019, the Company was in the process of determining the fair values of the assets and liabilities acquired and has recorded provisional estimates as of the acquisition date. As the Company completes this process and additional information becomes known concerning the acquired assets and assumed liabilities, management will make adjustments to the fair value of the amounts provisionally recorded in the opening balance sheet of WMI during the measurement period, which is no longer than a one-year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. If the final aggregate fair value of the net assets acquired is less than the final purchase price paid, then the Company may be required to record goodwill. Conversely, if the final aggregate fair value of the net assets acquired is in excess of the final purchase price paid, then the Company may potentially conclude that the purchase of WMI was a “bargain purchase.”

As stated above, as of September 30, 2019, the Company determined the following provisional estimates of the fair value of the assets acquired and liabilities assumed from WMI:

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

The following table presents the unaudited pro forma revenue and net income for the period presented as if the WMI Acquisition had occurred on January 1, 2018, based on the provisional estimates of the fair value of the net assets acquired:

	Three months ended	Nine months ended
	September 30, 2018 (restated)
Revenue	$20,794,052	$59,404,526
Net loss	$(1,840,990)	$(5,189,733)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	REVENUE RECOGNITION

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

Disaggregation of Revenue

The following tables present the Company’s revenue disaggregated by contract type:

	Three months ended September 30, (restated)		Nine months ended September 30, (restated)
	2019	2018	2019	2018
Aerostructures	$9,351,578	$8,026,046	$30,121,858	$25,210,894
Aerosystems	7,721,955	3,905,924	22,267,233	9,593,274
Kitting and Supply Chain Management	5,616,229	3,910,640	12,390,767	13,204,072
	$22,689,762	$15,842,610	$64,779,858	$48,008,240

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2019, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $153 million. This represents the amount of revenue the Company expects to recognize in the future on contracts with unsatisfied or partially satisfied performance obligations as of September 30, 2019. The Company estimates that it will recognize approximately 18% of this amount in fiscal year 2019 and the remainder by fiscal year 2021.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	reconciliation of cash and restricted cash

The following table provides a reconciliation of cash and restricted cash reported within the statement of cash flows that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	September 30, 2019 (restated)	September 30, 2018 (restated)
Cash	$468,536	$828,594
Restricted cash	2,000,000	—
Total cash and restricted cash shown in the consolidated statement of cash flow	$2,468,536	$828,594

6.	inventory

The components of inventory consisted of the following:

	September 30, 2019 (restated)	December 31, 2018 (restated)
Raw materials	$1,843,621	$2,591,872
Work in progress	6,308,759	4,015,028
Finished goods	1,974,129	2,754,711
Total	$10,126,509	$9,361,611

7.	stock-based compensation

The Company accounts for stock-based compensation based on the fair value of the stock or stock-based instrument on the date of grant.

In January 2019, the Company granted 75,350 restricted stock units (“RSUs”) to its board of directors as partial compensation for the 2019 year. In January 2018, the Company granted 58,578 RSUs to its board of directors as partial compensation for the 2018 year. RSUs vest quarterly on a straight-line basis over a one-year period. The Company’s net loss for the nine months ended September 30, 2019 and 2018 includes approximately $409,000 and $491,500, respectively, of non-cash compensation expense related to the RSU grants to the board of directors. This expense is recorded as a component of selling, general and administrative expenses.

In June 2019, a board member retired and 7,326 of his unvested RSUs were forfeited which were valued at approximately $47,000. In addition, in April 2019, the Company granted 6,677 RSUs to one of its board members as partial compensation for the 2019 year. RSUs vest quarterly on a straight-line basis over a one-year period. The Company’s net loss for the nine months ended September 30, 2019 includes approximately $29,000 of non-cash compensation expense related to the RSU grants to the board member. In June 2019, two board members were granted an additional 2,725 RSUs as partial compensation for the 2019 year. The Company’s net loss for the nine months ended September 30, 2019 includes approximately $15,000 of non-cash compensation expense related to the RSU grants to the board of directors.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In March 2018, the Company granted 68,764 shares of common stock to various employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2022 based upon the service and performance thresholds. For the nine months ended September 30, 2019, approximately $197,000 of compensation expense is included in selling, general and administrative expenses and approximately $38,000 of compensation expense is included in cost of sales for this grant.

In April 2019, the Company granted 94,972 shares of common stock to various employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2023 based upon the service and performance thresholds. For the nine months ended September 30, 2019, approximately $137,000 of compensation expense is included in selling, general and administrative expenses and approximately $42,000 of compensation expense is included in cost of sales for this grant.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the status of the Company’s stock option plans as of September 30, 2019 and changes during the nine months ended September 30, 2019 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of period	41,772	$7.58
Exercised during the period	35,000	$6.60
Forfeited during the period	6,772
Outstanding and exercisable at end of period	—	$0.00	0.0	$0

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

	September 30, 2019 (restated)
	Carrying Amount	Fair Value
Debt
Line of credit and long-term debt	$31,609,494	$31,609,494

	December 31, 2018 (restated)
	Carrying Amount	Fair Value
Debt
Line of credit and long-term debt	$30,349,904	$30,349,904

We estimated the fair value of debt using market quotes and calculations based on market rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Contract assets and contract liabilities

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

Revenue recognized year to date at September 30, 2019 and September 30, 2018, that was included in the contract liabilities balance as of January 1, 2019 was $5.2 million and as of January 1, 2018 was $75,000.

10.	LOSS PER COMMON SHARE

Basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per common share for the three and nine months ended September 30, 2019 and 2018 is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, as well as unvested RSUs. Incremental shares of 18,672 were not used in the calculation of diluted income per common share in the three and nine months ended September 30, 2019, as the Company is at a loss position and these shares would be considered anti-dilutive. Incremental shares of 49,641 were not used in the calculation of diluted loss per common share in the three and nine months ended September 30, 2018, as the Company is at a loss position and these shares would be considered anti-dilutive. Incremental shares of 43,064 were not used in the calculation of diluted loss per common share in the three and nine months ended September 30, 2018, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.

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

The BankUnited Facility required us to maintain the following financial covenants: (1) maintain a debt service coverage ratio at the end of each quarter for the trailing four quarter period of no less than 1.5 to 1.0, (2) maintain a minimum net income, after taxes, of no less than $1.00, (3) maintain a maximum leverage ratio at the end of each quarter for the trailing four quarter period of no more than 3.0 to 1.0, and (4) maintain a minimum adjusted EBITDA at the end of each quarter of no less than $2 million. The errors in our consolidated financial statements for the Non-Reliance Periods and our internal control material weaknesses caused us to be in violation of each of the foregoing covenants and other non-financial covenants as of and after March 31, 2018. As of September 30, 2019, the Company was not in compliance with the covenants contained in the BankUnited Facility, as amended. BankUnited has subsequently waived these covenant violations in conjunction with execution of the Sixth Amendment, which further amends the Credit Agreement, Revolving Note and Term Note.

In addition to the covenant waivers, on August 24, 2020, we entered into a Sixth Amendment to the Credit Agreement, which further amends the Credit Agreement, Revolving Note, and Term Note. The terms of the Sixth Amendment are discussed below in Note 14, “Subsequent Events”.

As of September 30, 2019, the Company had $26.7 million outstanding under the Credit Agreement bearing interest at 5.25%. See Note 14, “Subsequent Events” for further discussion.

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

The maturities of long-term debt (excluding unamortized debt issuance costs) are as follows:

Twelve months ending September 30,
2020	$2,499,012
2021	2,008,385
2022	193,626
2023	132,220
Thereafter	37,566
Total	$4,870,809

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2019, the Company was not in compliance with the financial covenants contained in the BankUnited Facility, as amended. BankUnited has subsequently waived these covenant violations in conjunction with execution of the Sixth Amendment, which further amends the Credit Agreement, Revolving Note and Term Note, extended the maturity dates of the Revolving Loan and Term Loan, converted $6 million of the principal outstanding under the Revolving Loan into principal outstanding under the Term Loan and made a corresponding reduction to the availability under the Revolving Loan by $6 million, and amended certain covenants and other provisions of the BankUnited Facility. See Note 14, “Subsequent Events”.

In addition to the Term Loan, included in long-term debt are financing leases and notes payable of $1,034,706, including a current portion of $399,012.

12.	MAJOR CUSTOMERS

During the nine months ended September 30, 2019, the Company’s four largest customers accounted for 28% 15%, 13% and 13% of revenue. During the nine months ended September 30, 2018, the Company’s five largest customers accounted for 21%, 15%, 13%, 12% and 11% of revenue.

At September 30, 2019, 48% and 16% of contract assets were from the Company’s two largest customers. At December 31, 2018, 53%, 21% and 10% of contract assets were from the Company’s three largest customers.

At September 30, 2019, 39% and 12% of our accounts receivable were from our two largest customers. At December 31, 2018, 18%, 16%, 14% and 14% of accounts receivable were from our four largest customers.

13.	Income taxes

In February 2019, the Company received information that the net operating loss carryback that was generated in 2014 and carried back to 2012-13 was under examination and could possibly be disallowed by the IRS. As of June 2020, the Company has received notification that the returns will be accepted as filed.

14.	SUBSEQUENT EVENTS

Restatement: On February 14, 2020, the Company filed a Form 8-K disclosing that the Company’s consolidated financial statements which were included in certain previously filed consolidated financial statements and related financial information should no longer be relied upon, and determined that the consolidated financial statements will be restated. More detailed discussion can be found in Note 15, “Restatement of Previously Issued Consolidated Financial Statements.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NYSE American Filing Delinquency:

On April 17, 2020, we received a notice from NYSE Regulation, Inc. stating that, because we failed to file restated financial statements for the Non-Reliance Periods on or before April 14, 2020, we were not in compliance with the NYSE American exchange’s continued listing standards under the timely filing criteria included in Section 1007 of the Company Guide. In accordance with Section 1007 of the Company Guide, we have six months from April 15, 2020, or until October 15, 2020, to file restated financial statements for the Non-Reliance Periods. The Annual Report on Form 10-K, which we will file immediately after the filing of this Quarterly Report on Form 10-Q/A, along with this Quarterly Report on Form 10-Q/A and the Quarterly Reports on Forms 10-Q/A for the quarters ended March 31, 2019 and June 30, 2019, together constitutes such filing and, accordingly, as of the date of this filing we expect to regain compliance with the NYSE American exchange’s continued listing standards.

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

In the fourth quarter of 2019, the Company recorded adjustments to the provisional estimates of the fair value of the assets acquired and liabilities assumed from WMI related to the BDO determination. Due to new information discovered during the measurement period, adjustments were made to the current period. The Company has determining the fair values of the assets and liabilities acquired and has recorded the fair value of the assets acquired as of December 31 2019, assuming only the collection of the remaining amount escrowed. Collection of the additional $2.2 million is uncertain.

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

While the outcome of any litigation is inherently uncertain and the class action and derivative claims are each still at an early stage, the Company and its officers and directors intend to vigorously defend against the claims and believe the claims are without merit.

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

Restatement

The following is a discussion of the restatement adjustments that were made to the Company’s previously issued September 30, 2019 and September 30, 2018 consolidated financial statements.

(a) Revenue recognition

The Company recognizes revenues and profits for contracts with customers using the cost-to-cost percentage of completion method of accounting. Historically, for long-term programs, the Company applied the cost-to-cost percentage of completion method at the program level, that is, for the entire duration of expected production activity on a particular program. The Company estimated its revenue recognition utilizing the life of the program to both measure progress and estimate profit margin. Under this approach, the Company estimated the total expected customer purchases over the life of the program, which included unexercised and non-binding customer purchase options, which resulted in the recognition of $109.6 million and $100.9 million of misstated contract assets, contract liabilities and loss reserves for the nine months ended September 30, 2019 and year ended December 31, 2018, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b) Other

The Company corrected other immaterial misstatements relating to prior passed audit adjustments.

(c) Income taxes

The Company has recorded tax adjustments related to the impact of the Restatement.

Impact on Consolidated Statements of Operations

The effect of the Restatement described above on the accompanying consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30, 2019
	As Previously Reported	Revenue Recognition	Other	Income Taxes	As Restated
Revenue	$25,711,153	$(3,021,391)	$—	$—	$22,689,762
Cost of sales	20,748,065	(85,882)	95,466	—	20,757,649
Gross profit	4,963,088	(2,935,509)	(95,466)	—	1,932,113
Selling, general and administrative expenses	2,594,980	—	211,518	—	2,806,498
Loss from operations	2,368,108	(2,935,509)	(306,984)	—	(874,385)
Interest expense	378,195	—	—	—	378,195

Loss before provision for income taxes	1,989,913	(2,935,509)	(306,984)	—	(1,252,580)
Provision for (benefit from) income taxes	323,000	—	—	(320,529)	2,471
Net income (loss)	$1,666,913	$(2,935,509)	$(306,984)	$320,529	$(1,255,051)

Income (loss) per common share – basic	$0.14				$(0.11)
Income (loss) per common share – diluted	$0.14				$(0.11)

Shares used in computing earnings per common share:
Basic	11,838,862				11,838,862
Diluted	11,857,534				11,838,862

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2019
	As Previously Reported	Revenue Recognition	Other	Income Taxes	As Restated
Revenue	$74,452,935	$(9,673,077)	$—	$—	$64,779,858
Cost of sales	59,117,855	(924,331)	(72,837)	—	58,120,687
Gross profit	15,335,080	(8,748,746)	72,837	—	6,659,171
Selling, general and administrative expenses	8,110,736	—	149,209	—	8,259,945
Income (loss) from operations	7,224,344	(8,748,746)	(76,372)	—	(1,600,774)
Interest expense	1,464,376	—	—	—	1,464,376
Income (loss) before provision for (benefit from) income taxes	5,759,968	(8,748,746)	(76,372)	—	(3,065,150)
Provision for (benefit from) income taxes	(276,000)	—	—	281,784	5,784
Net income (loss)	$6,035,968	$(8,748,746)	$(76,372)	$(281,784)	$(3,070,934)

Income (loss) per common share – basic	$0.51				$(0.26)
Income (loss) per common share – diluted	$0.51				$(0.26)

Shares used in computing earnings per common share:
Basic	11,796,580				11,796,580
Diluted	11,815,252				11,796,580

	Three Months Ended September 30, 2018
	As Previously Reported	Revenue Recognition	Other	Income Taxes	As Restated
Revenue	$19,017,301	$(3,174,691)	$—	$—	$15,842,610
Cost of sales	15,146,080	121,228	—	—	15,267,308
Gross profit	3,871,221	(3,295,919)	—	—	575,302
Selling, general and administrative expenses	2,584,560	—	(60,433)	—	2,524,127
Income (loss) from operations	1,286,661	(3,295,919)	60,433	—	(1,948,825)
Interest expense	574,765	—	—	—	574,765
Income (loss) before provision for income taxes	711,896	(3,295,919)	60,433	—	(2,523,590)
Provision for income taxes	126,000	—	—	(125,264)	736
Net income (loss)	585,896	(3,295,919)	60,433	125,264	(2,524,326)
Other comprehensive income (loss) net of tax – Change in unrealized loss-on interest rate swap	20,600	—	—	—	20,600
Comprehensive income (loss)	$606,496	$(3,295,919)	$60,433	$125,264	$(2,503,726)

Income (loss) per common share – basic	$0.07				$(0.28)
Income (loss) per common share – diluted	$0.07				$(0.28)

Shares used in computing earnings per common share:
Basic	8,952,979				8,952,979
Diluted	8,977,075				8,952,979

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2018
	As Previously Reported	Revenue Recognition	Other	Income Taxes	As Restated
Revenue	$57,470,163	$(9,461,923)	$—	$—	$48,008,240
Cost of sales	44,964,256	601,772	(280,143)	—	45,285,885
Gross profit	12,505,907	(10,063,695)	280,143	—	2,722,355
Selling, general and administrative expenses	7,192,159	—	(60,433)	—	7,131,726
Income (loss) from operations	5,313,748	(10,063,695)	340,576	—	(4,409,371)
Interest expense	1,438,862	—	—	—	1,438,862

Income (loss) before provision for income taxes	3,874,886	(10,063,695)	340,576	—	(5,848,233)
Provision for income taxes	775,000	—	—	(771,894)	3,106
Net income (loss)	3,099,886	(10,063,695)	340,576	771,894	(5,851,339)
Other comprehensive income (loss) net of tax – Change in unrealized loss-on interest rate swap	14,800	—	—	—	14,800
Comprehensive income	$3,114,686	$(10,063,695)	$340,576	$771,894	$(5,836,539)

Income per common share – basic	$0.35				$(0.66)
Income per common share – diluted	$0.35				$(0.66)

Shares used in computing earnings per common share:
Basic	8,926,734				8,926,734
Diluted	8,951,640				8,926,734

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Impact on Consolidated Balance Sheets

The effect of the Restatement described above on the accompanying consolidated balance sheets as of September 30, 2019 and December 31, 2018 is as follows:

	As of September 30, 2019
	As Previously	Revenue Recognition	Other	Income Taxes	As Restated
ASSETS
Current Assets:
Cash	$468,536	$—	$—	$—	$468,536
Restricted cash	2,000,000	—	—	—	2,000,000
Accounts receivable, net	10,284,768	—	—	—	10,284,768
Contract assets	121,458,084	(106,971,069)	—	—	14,487,015
Inventory	10,404,058	—	(277,549)	—	10,126,509
Refundable income taxes	435,000	—	(435,000)	623,538	623,538
Prepaid expenses and other current assets	966,522	—	—	—	966,522
Total Current Assets	146,016,968	(106,971,069)	(712,549)	623,538	38,956,888

Operating lease right-of-use assets	4,259,868	—	—	—	4,259,868
Property and equipment, net	3,137,194	—	—	—	3,137,194
Refundable income taxes	—	—	—	434,903	434,903
Deferred income taxes	—	—	435,000	(435,000)	—
Other assets	207,096	—	—	—	207,096
Total Assets	$153,621,126	$(106,971,069)	$(277,549)	$623,441	$46,995,949

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$10,892,353	$—	$—	$—	$10,892,353
Accrued expenses	1,458,961	—	182,176	—	1,641,137
Contract liabilities	1,606,649	(45,106)	—	—	1,561,543
Loss reserve	216,606	2,678,439	—	—	2,895,045
Current portion of long-term debt	2,499,012	—	—	—	2,499,012
Operating lease liabilities	1,673,244	—	—	—	1,673,244
Income taxes payable	—	—	—	119,776	119,776
Total Current Liabilities	18,346,825	2,633,333	182,176	119,776	21,282,110

Line of credit	26,738,685	—	—	—	26,738,685
Long-term operating lease liabilities	3,033,710	—	—	—	3,033,710
Long-term debt, net of current portion	2,371,797	—	—	—	2,371,797
Deferred income taxes	2,964,600	—	—	(2,964,600)	—
Total Liabilities	53,455,617	2,633,333	182,176	(2,844,824)	53,426,302

Shareholders’ Equity (Deficit):
Common stock	11,839	—	—	—	11,839
Additional paid-in capital	71,357,487	—	(132,209)	—	71,225,278
Accumulated deficit	28,796,183	(109,604,402)	(327,516)	3,468,265	(77,667,470)
Retained Earnings (accumulated deficit)	100,165,509	(109,604,402)	(459,725)	3,468,265	(6,430,353)

Total Shareholders’ Equity (Deficit)	100,165,509	(109,604,402)	(459,725)	3,468,265	(6,430,353)

Total Liabilities and Shareholders’ Equity (Deficit)	$153,621,126	$(106,971,069)	$(277,549)	$623,441	$46,995,949

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2018
	As Previously	Revenue Recognition	Other	Income Taxes	As Restated
ASSETS
Current Assets:
Cash	$4,128,142	$—	$—	$—	$4,128,142
Restricted cash	2,000,000	—	—	—	2,000,000
Accounts receivable, net	8,623,329	—	99,242	—	8,722,571
Contract assets	113,333,491	(95,744,625)	—	—	17,588,866
Inventory	9,711,997	—	(350,386)	—	9,361,611
Refundable income taxes	435,000	—	—	(97)	434,903
Prepaid expenses and other current a assets	1,972,630	—	—	—	1,972,630
Total Current Assets	140,204,589	(95,744,625)	(251,144)	(97)	44,208,723

Property and equipment, net	2,545,192	—	—	—	2,545,192
Refundable income taxes	435,000	—	—	(97)	434,903
Deferred income taxes	279,318	—	—	(279,318)	—
Other assets	249,575	—	—	—	249,575
Total Assets	$143,713,674	$(95,744,625)	$(251,144)	$(279,512)	$47,438,393

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$9,902,481	$—	$—	$—	$9,902,481
Accrued expenses	1,558,160	—	—	—	1,558,160
Contract liabilities	3,588,500	1,664,079	—	—	5,252,579
Loss reserve	216,606	3,446,952	—	—	3,663,558
Current portion of long-term debt	2,434,981	—	—	—	2,434,981
Income taxes payable	115,000	—	—	(1,008)	113,992
Total Current Liabilities	17,815,728	5,111,031	—	(1,008)	22,925,751

Line of credit	24,038,685	—	—	—	24,038,685
Long-term debt, net of current portion	3,876,238	—	—	—	3,876,238
Deferred income taxes	4,028,553	—	—	(4,028,553)	—
Other liabilities	531,124	—	—	—	531,124
Total Liabilities	50,290,328	5,111,031	—	(4,029,561)	51,371,798

Shareholders' Equity(Deficit):
Common stock	11,718	—	—	—	11,718
Additional paid-in capital	70,651,413	—	—	—	70,651,413
Retained earnings (accumulated deficit)	22,760,215	(100,855,656)	(251,144)	3,750,049	(74,596,536)
Total Shareholders’ Equity (Deficit)	93,423,346	(100,855,656)	(251,144)	3,750,049	(3,933,405)
Total Liabilities and Shareholders' Equity (Deficit)	$143,713,674	$(95,744,625)	$(251,144)	$(279,512)	$47,438,393

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Impact on Consolidated Statement of Cash Flows

The effect of the Restatement described above on the accompanying consolidated statement of cash flows for the nine months ended September 30, 2019 and 2018 is as follows:

	Nine Months Ended September 30, 2019
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$6,035,968	$(9,106,902)	$(3,070,934)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	729,319	—	729,319
Amortization of debt issuance cost	67,479	—	67,479
Cash expended in excess of rent expense	(84,036)	—	(84,036)
Bad debt expense		99,242	99,242
Stock-based compensation	793,440	(132,209)	661,231
Common stock issued as employee compensation	32,324	—	32,324
Deferred income taxes	(784,635)	784,635	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,661,439)	—	(1,661,439)
(Increase) decrease in contract assets	(8,124,593)	11,226,444	3,101,851
Increase in inventory	(692,061)	(72,837)	(764,898)
(Increase) decrease in refundable income taxes	435,000	(623,635)	(188,635)
Decrease in prepaid expenses and other current assets	797,622	—	797,622
Increase in accounts payable and accrued expenses	890,672	182,177	1,072,849
Decrease in contract liabilities	(2,359,976)	(1,709,185)	(4,069,161)
Decrease in loss reserve	—	(768,514)	(768,514)
Increase (decrease) in income taxes payable	(115,000)	120,784	5,784
Net cash used in operating activities	(4,039,916)	—	(4,039,916)
Cash flows from investing activities:
Purchase of property and equipment	(334,909)	—	(334,909)
Net cash used in investing activities	(334,909)	—	(334,909)
Cash flows from financing activities:
Payments of long-term debt	(1,840,210)	—	(1,840,210)
Proceeds from line of credit	3,000,000	—	3,000,000
Payments of line of credit	(300,000)	—	(300,000)
Stock offering costs paid	(119,571)	—	(119,571)
Debt issuance costs	(25,000)	—	(25,000)
Net cash provided by financing activities	715,219	—	715,219
Net decrease in cash and restricted cash	(3,659,606)	—	(3,659,606)
Cash and restricted cash at beginning of period	6,128,142	—	6,128,142
Cash and restricted cash at end of period	$2,468,536	$—	$2,468,536

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,406,581	$—	$1,406,581
Cash paid during the period for income taxes	$103,927	$—	$103,927
Supplemental schedule of noncash investing and financing activities:
Equipment acquired under financing lease	$399,800	$—	$399,800

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2018
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$3,099,886	$(8,951,225)	$(5,851,339)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	521,255	—	521,255
Amortization of debt issuance cost	58,990	—	58,990
Cash expended in excess of rent expense	(53,073)	—	(53,073)
Stock-based compensation	536,170	—	536,170
Common stock issued as employee compensation	45,913	—	45,913
Adjustment for maturity of interest rate swap	20,600	(5,800)	14,800
Bad debt expense	125,000	150,000	275,000
Deferred income taxes	881,500	(881,500)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,109,365)	(150,000)	(1,259,365)
(Increase) decrease in contract assets	(2,009,154)	9,854,745	7,845,591
Increase in inventory	(95,268)	—	(95,268)
Decrease in prepaid expenses and other current assets	177,625	—	177,625
Decrease in accounts payable and accrued expenses	(5,347,688)	(340,577)	(5,688,265)
Increase in contract liabilities	173,560	(2,975)	170,585
Increase in loss reserve	44,933	211,925	256,858
Decrease in other liabilities	(10,976)	5,801	(5,175)
Increase (decrease) in income taxes payable	(109,327)	109,606	279
Net cash used in operating activities	(3,049,419)	—	(3,049,419)
Cash flows from investing activities:
Purchase of property and equipment	(521,499)	—	(521,499)
Net cash used in investing activities	(521,499)	—	(521,499)
Cash flows from financing activities:
Payments of long-term debt	(1,522,283)	—	(1,522,283)
Proceeds from line of credit	6,200,000	—	6,200,000
Payments of line of credit	(1,500,000)	—	(1,500,000)
Debt issuance costs	(209,082)	—	(209,082)
Net cash provided by financing activities	2,968,635	—	2,968,635
Net decrease in cash	(602,283)	—	(602,283)
Cash at beginning of period	1,430,877	—	1,430,877
Cash at end of period	$828,594	$—	$828,594

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,601,144	$—	$1,601,144
Supplemental schedule of noncash investing and financing activities:
Equipment acquired under financing lease	$649,158	$—	$649,158

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in this report.

Forward Looking Statements

When used in this Form 10-Q/A and in future filings by us with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, which we expect to file subsequent to the filing of this Quarterly Report on Form 10-Q/A,, and Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q/A. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Recent Developments

Restatement of Previously Issued Consolidated Financial Statements

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported Consolidated Financial Statements as of and for the three and nine months ended September 30, 2019 and 2018. For additional information and a detailed discussion of the Restatement, see Note 15, “Restatement of Previously Issued Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q/A.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Paycheck Protection Program Loan

On April 10, 2020, we entered into the PPP Loan, with BNB Bank as the Lender, in an aggregate principal amount of $4,795,000, pursuant to the Paycheck Protection Program under the CARES Act. The PPP Loan is evidenced by the Note. Subject to the terms of the Note, the PPP Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of two years, and is unsecured and guaranteed by the Small Business Administration. The Company may apply to the Lender for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the 24-week period beginning on April 10, 2020, calculated in accordance with the terms of the CARES Act, as modified by the Paycheck Protection Flexibility Act.

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

Backlog (Total)	September 30, 2019 (restated)	December 31, 2018 (restated)
Funded	$153,374,000	$121,865,000
Unfunded	369,955,000	286,897,000
Total	$523,329,000	$408,762,000

Approximately 87% of the total amount of our total backlog at September 30, 2019 was attributable to government contracts. Our backlog attributable to government contracts at September 30, 2019 and December 31, 2018 was as follows:

Backlog (Government)	September 30, 2019 (restated)	December 31, 2018 (restated)
Funded	$139,695,000	$98,519,000
Unfunded	314,387,000	220,984,000
Total	$454,082,000	$319,503,000

Our backlog attributable to commercial contracts at September 30, 2019 and December 31, 2018 was as follows:

Backlog (Commercial)	September 30, 2019 (restated)	December 31, 2018 (restated)
Funded	$13,679,000	$23,346,000
Unfunded	55,568,000	65,913,000
Total	$69,247,000	$89,259,000

The total backlog at September 30, 2019 is primarily comprised of long-term programs with Raytheon (Next Generation Jammer – Mid Band), Northrop Grumman (E-2D), USAF (T-38), Boeing (A-10), Honda (HondaJet), Embraer (Phenom 300 and E-175 E2.) Funded backlog is primarily from purchase orders under long-term contracts with Northrop Grumman (E-2D), Sikorsky (BLACK HAWK), Lockheed Martin (F-16V), Triumph Group (G-650), and the USAF (T-38).

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

Revenue for the three months ended September 30, 2019 was $22,689,762 (restated) compared to $15,842,610 (restated) for the same period last year, an increase of $6,847,152 or 43.2%. The majority of this increase is the result of the inclusion of WMI revenue, which we acquired in December of 2018, and in increase in revenue from our E-2D wing Panel kitting programs.

Revenue for the nine months ended September 30, 2019 was $64,779,858 (restated) compared to $48,008,240 (restated) for the same period last year, an increase of $16,771,618 or 35%. The increase was primarily as a result of the inclusion of WMI revenue, which we acquired in December of 2018, and increasing production rates of the Next Generation Jammer pod program.

Revenue from government subcontracts was $16,179,389 (restated) for the three months ended September 30, 2019 compared to $8,573,960 (restated) for the three months ended September 30, 2018, an increase of $7,605,429 or 88.7%. The majority of this increase is the result of the inclusion of WMI revenue, which we acquired in December of 2018. Additionally, there was an increase in revenue related to the E-2D program described above.

Revenue from government subcontracts was $44,592,902 (restated) for the nine months ended September 30, 2019 compared to $25,489,021 (restated) for the nine months ended September 30, 2018, an increase of $19,103,881 or 75%. The main contributors to this increase are the result of the inclusion of WMI revenue, which we acquired in December of 2018 and the increasing production rates of the Next Generation Jammer pod program as described above.

Revenue from prime contracts with the U.S. Government was $1,702,951 (restated) for the three months ended September 30, 2019 compared to $1,862,342 (restated) for the three months ended September 30, 2018, a decrease of $159,391 or 8.6%. The decrease in revenue is primarily driven by a decrease in revenue from T-38 kits, offset by an increase in F-16 component sales and the addition of prime contract sales from our WMI subsidiary.

Revenue from prime contracts with the U.S. Government was $5,690,080 (restated) for the nine months ended September 30, 2019 compared to $6,497,350 (restated) for the nine months ended September 30, 2018, a decrease of $807,270 or 12.4%. The decrease in revenue is primarily driven by a decrease in revenue from T-38 kits, offset by an increase in F-16 component sales and the addition of prime contract sales from our WMI subsidiary.

Revenue from commercial subcontracts was $4,807,422 (restated) for the three months ended September 30, 2019 compared to $5,406,308 (restated) for the three months ended September 30, 2018, a decrease of $598,886 or 11.1%. The decrease is the result of lower revenue from the HondaJet engine inlet program and the G650 fixed leading edge program partially offset by an increase in revenue of kits for the S-92 helicopter.

Revenue from commercial subcontracts was $14,496,876 (restated) for the nine months ended September 30, 2019 compared to $16,021,869 (restated) for the nine months ended September 30, 2018, a decrease of $1,524,993 or 9.5%. The decrease is primarily the result of lower revenue on the G650 program partially offset by an increase in revenue from the HondaJet engine inlet program.

Inflation historically has not had a material effect on our operations.

Cost of sales

Cost of sales for the three months ended September 30, 2019 and 2018 was $20,757,649 (restated) and $15,267,308 (restated), respectively, an increase of $5,490,341 or 36%, This increase is the result of a 43.2% increase in revenue from the year-ago period indicative of improved margins.

Cost of sales for the nine months ended September 30, 2019 and 2018 was $58,120,687 (restated) and $45,285,885 (restated), respectively, an increase of $12,834,802 or 28.3%. This increase is the result of a 34.5% increase in revenue from the year-ago period indicative of improved margins.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The components of the cost of sales were as follows:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Procurement	$11,941,699	$9,575,887	$37,128,787	$28,366,255
Labor	1,967,144	1,490,227	5,876,663	4,737,522
Factory overhead	5,164,788	4,100,162	15,088,391	11,729,044
Other	1,684,018	101,032	26,846	453,064
Cost of sales	$20,757,649	$15,267,308	$58,120,687	$45,285,885

Procurement for the three months ended September 30, 2019 was $11,941,699 (restated) compared to $9,575,887 (restated), an increase of $2,365,812 or 24.7%. Increase is primarily the result of WMI which accounted for approximately $1.4 million of procurement. Procurement for the nine months ended September 30, 2019 was $37,128,787 (restated) compared to $28,366,255 (restated), an increase of $8,762,532 or 30.9%. This increase is primarily the result of an increase in procurement related to the Raytheon Next Generation Jammer pod program.

Labor costs for the three months ended September 30, 2019 were $1,967,144 compared to $1,490,227, an increase of $476,917 or 32%. The increase is primarily the result of additional WMI labor and labor associated with the Next Generation Jammer pod program, which is very labor intensive.

Labor costs for the nine months ended September 30, 2019 were $5,876,663 compared to $4,737,522, an increase of $1,139,141 or 24%. The increase is primarily the result of additional WMI labor and labor associated with the Next Generation Jammer pod program, as described above.

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

Other Costs for the three months ended September 30, 2019 was $1,684,018 (restated) compared to $101,032 (restated), an increase of $1,582,986. Other costs relate to expenses recognized for changes in estimates and expenses primarily associated with inventory and loss contracts.

Other Costs for the nine months ended September 30, 2019 was $26,846 (restated) compared to $453,064 (restated), a decrease of $426,218. Other costs relate to expenses recognized for changes in estimates and expenses primarily associated with inventory and loss contracts.

Gross Profit

Gross profit for the three months ended September 30, 2019 was $1,932,113 (restated) compared to $575,302 (restated) for the three months ended September 30, 2018, an increase of $1,356,811 or 236%, primarily the result of higher volume. Gross profit percentage three months ended September 30, 2019 was 8.5% (restated) compared to 3.6% (restated) for the three months ended September 30, 2018.

Gross profit for the nine months ended September 30, 2019 was $6,659,171 (restated) compared to $2,722,355 (restated) for the nine months ended September 30, 2018, an increase of $3,936,816 or 145%, primarily the result of higher volume. Gross profit percentage nine months ended September 30, 2019 was 10.3% (restated) compared to 5.7% (restated) for the nine months ended September 30, 2018.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Favorable/Unfavorable Adjustments to Gross Profit (Loss)

During the nine months ended September 30, 2019 and 2018, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in changes in total gross profit as follows:

	Nine months ended (restated)
	September 30, 2019	September 30, 2018
Favorable adjustments	$492,210	$497,224
Unfavorable adjustments	(301,977)	(298,573)
Net adjustments	$190,233	$198,651

For the nine months ended September 30, 2019, we evaluated all contractual data and revised estimated gross profit percentages accordingly. We had 18 contracts with favorable adjustments and 19 contracts with unfavorable adjustments, all due to changes in estimate.

For the nine months ended September 30, 2018, we evaluated all contractual data and revised estimated gross profit percentages accordingly. We had 15 contracts with favorable adjustments and 15 contracts with unfavorable adjustments, all due to changes in estimate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2019 were $2,806,498 (restated) compared to $2,524,127 (restated) for the three months ended September 30, 2018, an increase of $282,371, or 11%. This change was primarily the result of an increase of additional costs in the current year related to WMI and approximately $285,000 in salaries offset by lower accounting and legal fees.

Selling, general and administrative expenses for the nine months ended September 30, 2019 were $8,259,945 (restated) compared to $7,131,726 (restated) for the nine months ended September 30, 2018, an increase of $1,128,219, or 15.8%. This change was primarily the result of an increase of additional costs in the current year related to WMI and approximately $767,000 in salaries.

Loss Before Provision for Income Taxes

Loss before provision for income taxes for the three months ended September 30, 2019 was ($1,252,580) (restated) compared to ($2,523,590) (restated) for the same period last year, a decrease in loss of $1,271,010 or 50%. Loss before provision for income taxes for the nine months ended September 30, 2019 was ($3,065,150) (restated) compared to ($5,848,233) (restated) for the same period last year, a decrease in loss of $2,783,083 or 47.6%.

Provision for Income Taxes

Provision for income taxes was $5,784 (restated) for the nine months ended September 30, 2019, compared to a provision for income taxes of $3,106 (restated) for the nine months ended September 30, 2018. The effective tax rate at September 30, 2019 and 2018 was -0.22% and -0.12%, respectively.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Loss

Net loss for the three months ended September 30, 2019 was ($1,255,051) (restated) or ($0.11) per basic share, compared to a loss of ($2,524,326) (restated) or ($0.28) per basic share, for the same period last year. Diluted loss per share was ($0.11) for the three months ended September 30, 2019 calculated utilizing 11,838,862 (restated) weighted average shares outstanding. Diluted loss per share was ($0.28) for the three months ended September 30, 2018 calculated utilizing 8,952,979 (restated) weighted average shares outstanding.

Net loss for the nine months ended September 30, 2019 was ($3,070,934) (restated) or ($0.26) per basic share, compared to a loss of ($5,851,339) (restated) or ($0.66) per basic share, for the same period last year. Diluted loss per share was ($0.26) for the nine months ended September 30, 2019 calculated utilizing 11,796,580 (restated) weighted average shares outstanding. Diluted loss per share was ($0.66) for the nine months ended September 30, 2018 calculated utilizing 8,926,734 (restated) weighted average shares outstanding.

Liquidity and Capital Resources

General

At September 30, 2019, we had working capital of $17,674,778 (restated) compared to working capital of $21,282,972 (restated) at December 31, 2018, a decrease of $3,608,194 or 17%.

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

At September 30, 2019, we had a cash balance of $468,536 compared to $4,128,142 at December 31, 2018. Additionally, at September 30, 2019 and December 31, 2018, we had $2,000,000 of restricted cash, which is cash held in escrow pursuant to the WMI acquisition and the determination of a final working capital adjustment.

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

The BankUnited Facility, as amended by the Fifth Amendment, required us to maintain the following financial covenants: (1) maintain a debt service coverage ratio at the end of each quarter for the trailing four quarter period of no less than 1.5 to 1.0, (2) maintain a minimum net income, after taxes, of no less than $1.00, (3) maintain a maximum leverage ratio at the end of each quarter for the trailing four quarter period of no more than 3.0 to 1.0, and (4) maintain a minimum adjusted EBITDA at the end of each quarter of no less than $2 million. The errors in our consolidated financial statements for the Non-Reliance Periods and our internal control material weaknesses caused us to be in violation of each of the foregoing covenants and other non-financial covenants as of and after March 31, 2018. As of September 30, 2019, the Company was not in compliance with all of the financial covenants contained in the BankUnited Facility, as amended. BankUnited has subsequently waived these covenant violations in conjunction with execution of the Sixth Amendment, which further amends the Credit Agreement, Revolving Note and Term Note.

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

Contractual Obligations

For information concerning our contractual obligations, see Contractual Obligations under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2019, which we expect to file subsequent to the filing of this Quarterly Report on Form 10-Q/A.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Background

An error in the consolidated  financial statements for the Non-Reliance Periods related to the Company’s recognition of revenue was identified as part of the preparation of the Company’s consolidated financial statements for the year ended December 31, 2019. Management concluded that certain revenues and the resulting gross profit were recognized inaccurately due to an incorrect application of U.S. GAAP. Therefore, previously reported revenue and the resulting net income were overstated. In connection with the preparation and filing of this Quarterly Report on Form 10-Q/A, we have conducted the requisite evaluations of the effectiveness of our disclosure controls and procedures and of our internal control over financial reporting as of September 30, 2019 and September 30, 2018. Our conclusions are explained below.

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2019 and September 30, 2018 in connection with the restatement of the consolidated financial statements for the Non-Reliance Periods. Based on this evaluation of our disclosure controls and procedures, management has concluded that our disclosure controls and procedures were not effective as of September 30, 2019 or September 30, 2018 because of certain material weaknesses in our internal control over financial reporting, as further described below.

Notwithstanding the conclusion by our management that our disclosure controls and procedures as of September 30, 2019 and September 30, 2018 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q/A fairly present in all material respects our financial position, results of operations and cash flows as of and for the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2019 or September 30, 2018 because of the material weaknesses described below. Our evaluation excluded WMI which was acquired on December 20, 2018. As of and for the nine months ended September 30, 2019, WMI represented approximately 25% of total assets and 14% of total revenue. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year subsequent to the acquisition while integrating with acquired operations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In connection with management’s evaluation of the Company’s internal control over financial reporting described above, management has identified the deficiencies described below that constituted material weaknesses in our internal control over financial reporting as of September 30, 2019 and September 30, 2018. These deficiencies led to material errors in our previously issued consolidated financial statements, which in turn led to the restatement of those previously issued consolidated financial statements, as described in Note 15 to our consolidated financial statements included in this Quarterly Report on Form 10-Q/A.

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

Management regards successful completion of our remediation actions as an important priority. Some of the more significant remediation activities include:

●	In 2019 we hired experienced professionals to fill several key positions within our finance leadership team, including, Chief Financial Officer, Controller, and Director of Financial Planning & Analysis. These new individuals possess technical proficiency, training, and experience that was partially responsible for identifying the material weaknesses identified herein. The Director of Financial Planning & Analysis, now our Acting Chief Financial Officer, and the Controller remain with the Company and we intend to continue to assess current staffing levels and competencies in our finance team to ensure the optimal complement of personnel with appropriate qualifications and skill sets.

●	Management, with advice from a leading global accounting and advisory firm, reviewed and updated its revenue recognition policies and procedures and expects to implement these control, as well as certain other procedures in 2020. Additionally, management will implement a recurring review by a team of qualified individuals.

●	Reevaluating and revising our Sarbanes-Oxley compliance program (our “SOX Program”), and making improvements to our SOX Program governance, risk assessment processes, testing methodologies and corrective action mechanism.

●	Redesigning and implementing necessary changes to the existing system of internal control and then testing of sufficient instances of the performance of controls to determine operational effectiveness.

●	Prior to any future requirement for accounting for significant non-routine complex transactions, the Company will engage experienced professionals and outline and execute a set of controls to ensure that the non-routine complex transaction is recorded in a proper manner.

●	For years subsequent to 2019, we will implement an improved 404 compliant ITGC testing program. We will engage experienced professionals to assist with its implementation and execution.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as described above.

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

This Quarterly Report on Form 10-Q/A includes restated consolidated financial statements as of and for the periods ended September 30, 2019 and September 30, 2018. The restatement of our consolidated financial statements primarily reflects the correction of certain errors relating to our recognition of revenue, which errors resulted from an incorrect application of U.S. GAAP, as described in more detail elsewhere in this Quarterly Report on Form 10-Q/A. Such restatement has had and may continue to have the effect of eroding investor confidence in the Company and our financial reporting and accounting practices and processes, has negatively impacted and may continue to negatively impact the trading price of our common stock, has resulted and may continue to result in stockholder litigation, may make it more difficult for us to raise capital on acceptable terms, if at all, and may negatively impact our reputation with our customers and cause customers to place new orders with other companies.

We have identified material weaknesses in our internal control over financial reporting, which, did and could continue to, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

We have concluded that our internal control over financial reporting was not effective as of September 30, 2019 or September 30, 2018 due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of September 30, 2019 and September 30, 2018 due to material weaknesses in our internal control over financial reporting, all as described in Part I, Item 4, “Controls and Procedures” of this Quarterly Report on Form 10-QA. Although we have initiated remediation measures to address the identified weaknesses, we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective in the future. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future, either with respect to the Non-Reliance Periods or other periods. Management previously identified a material weakness in our internal control over financial reporting in February 2019 in connection with the failure to identify, in a timely manner, the miscoding of an invoice in the Company’s records and the resulting overstatement of revenue in the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2018, by $927,257. We reviewed our financial closing process and identified corrective action to remediate the prior operating effectiveness of controls and, while we believe the implementation of the new control procedures was successful, we cannot assure you that our remediation of the revenue recognition error with respect to the Non-Reliance Periods will be similarly successful.

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

On April 17, 2020, we received a notice from NYSE Regulation, Inc. stating that, because we failed to file restated financial statements for the Non-Reliance Periods on or before April 14, 2020, we were not in compliance with the NYSE American exchange’s continued listing standards under the timely filing criteria included in Section 1007 of the NYSE American Company Guide (“Company Guide”). In accordance with Section 1007 of the Company Guide, we have six months from April 15, 2020, or until October 15, 2020, to file restated financial statements for the Non-Reliance Periods. This Quarterly Report on Form 10-QA, along with the other Quarterly Reports and the Annual Report on Form 10-K that we are filing today constitutes such filing and, accordingly, as of the date of this filing we should regain compliance. However, there can be no assurance that we will maintain such compliance or that we will not be delinquent in the future. Any such further delinquency could result in the delisting of our common stock from the NYSE American exchange, which would adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades, and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders.

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

The extent to which COVID-19 affects our operations will depend on future developments, which are highly uncertain, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or address its impact, among others. For instance, although the Company has been classified as an “essential business” by New York State and is exempt from the state's mandate that all non-essential New York businesses close, the Company’s accounting staff and outside advisors have been working modified hours and remotely due to social distancing protocols and concern over their safety and the safety of others since on or about March 19, 2020. Access to records, the inability to perform tasks efficiently, and IT connectivity issues, along with similar measures taken by the Company’s outside advisors, have hindered and may continue to hinder timely preparation of our financial statements. Additionally, even though our facility remains open, we have experienced and may continue to experience additional operating costs due to social distancing, securing personal protective equipment, and sanitizing workspaces, worker absences, and lower productivity. If significant portions of our workforce or our suppliers’ workforces are unable to work effectively, including because of illness, quarantines, government actions, facility closure or other restrictions in connection with the COVID-19 pandemic, our operations will likely be impacted. We may be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable or adequately covered by insurance. In addition, the impact on our accounting staff and outside advisors may hamper our efforts to comply with our filing obligations with the SEC.

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

In connection with the errors we identified in the Non-Reliance Period financial statements and the resulting restatement of such financial statements, we were required to make changes to the original estimates on certain of our contracts. Such changes resulted in net adjustments to gross profits of $190,233 and $198,651 for the three months ending September 30, 2019 and 2018, respectively. See “Favorable/Unfavorable Adjustments to Gross Profit” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation”.

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

Any system or service disruptions, including those caused by projects to improve our information technology systems, if not anticipated and appropriately mitigated, could disrupt our business and impair our ability to effectively provide products and related services to our customers and could have a material adverse effect on our business. We could also be subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Cyber security threats are evolving and include, but are not limited to, malicious software, phishing and other unauthorized attempts to gain access to sensitive, confidential or otherwise protected information related to us or our products, customers or suppliers, or other acts that could lead to disruptions in our business. The COVID-19 pandemic has forced many of our non-manufacturing employees to shift to work-from-home arrangements, which increases our vulnerability to email phishing, social engineering or “hacking” through our remote networks, and similar cyber-attacks aimed at employees working remotely. Because the techniques used by cyber-attackers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these tactics. Any such failures to prevent or mitigate cyber-attacks could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs or subject us to claims and damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats, including contracting with an outside cyber security firm to provide constant monitoring of our systems, there can be no assurance that these procedures and controls will be sufficient. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption which would adversely affect our business, results of operations and financial condition. Moreover, expenditures incurred in implementing cyber security and other procedures and controls could adversely affect our results of operations and financial condition.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit 31.1	Section 302 Certification by Chief Executive Officer and President
Exhibit 31.2	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
Exhibit 32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
Exhibit 101	The following financial information from CPI Aerostructures, Inc. Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Shareholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements

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