Form 10-K
period 2019-12-31
CPI AEROSTRUCTURES INC
filed 2020-08-25
CIK 889348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission file number 1-11398

CPI AEROSTRUCTURES, INC.

(Exact name of registrant as specified in its charter)

New York	11-2520310
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

 Yes  ☐     No  ☒

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on the NYSE American on June 30, 2020 of $3.29) held by non-affiliates of the registrant was $35,234,479.

As of August 24, 2020, the registrant had 11,876,610 common shares, $.001 par value, outstanding.

 Documents Incorporated by Reference:

None.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

EXPLANATORY NOTE

Overview

This Annual Report on Form 10-K includes restatement of our consolidated balance sheet as of December 31, 2018 and the related consolidated statements of operations and comprehensive loss, shareholders’ deficiency, and cash flows for the fiscal year ended December 31, 2018 in Part IV, Item 15 of this Annual Report on Form 10-K and the following sections of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) have been amended: (1) our management’s discussion and analysis of financial condition and results of operations as of and for our fiscal year ended December 31, 2018 contained in Part II, Item 7 of this Annual Report on Form 10-K, (2) our backlog as of and for our fiscal year ended December 31, 2018 contained in Part I, Item 1 of this Annual Report on Form 10-K, (3) management’s determinations with respect to disclosure controls and procedures and internal control over financial reporting for the fiscal year ended December 31, 2018 in Part II Item 9A of this Annual Report on Form 10-K, and (4) the Chief Executive Officer and Chief Financial Officer certifications in Exhibits 31.1, 31.2, and 32 and the financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101. No other sections of the 2018 Form 10-K are being amended hereby, and this amendment does not reflect adjustments for events occurring after the filing of the 2018 Form 10-K except to the extent that they are otherwise required to be included and discussed herein. See below and Part IV, Item 15, Note 18, “Restatement of Previously Issued Financial Statements” of the notes to the consolidated financial statements of this Annual Report on Form 10-K for a detailed discussion of the effects of the restatement.

Prior to filing this Annual Report on Form 10-K, we filed amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2019, June 30, 2019, and September 30, 2019, which included restatement of the condensed consolidated financial statements (and related disclosures) for the periods described therein, as set forth in those reports. Financial information included in the reports on Form 10-K, Form 10-Q, and all earnings press releases and similar communications, should not be relied upon and are superseded in their entirety by this Annual Report on Form 10-K and the amended Quarterly Reports on Form 10-Q/A.

We have not previously issued consolidated financial statements as of and for the fiscal year ended December 31, 2019, for the reasons set forth below under “Background on the Restatement.” This Annual Report on Form 10-K includes our consolidated balance sheet as of December 31, 2019 and related consolidated statements of operations and comprehensive loss, shareholders’ deficiency, and cash flows for the fiscal year then ended.

In accordance with the SEC's Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions From Specified Provisions of the Exchange Act and Certain Rules Thereunder dated March 4, 2020 (Release No. 34-88318) (as modified on March 25, 2020 by Release No. 34-88465, the "Order"), on March 31, 2020, the Company filed a Current Report on Form 8-K to delay the filing of this Annual Report on Form 10-K from March 16, 2020 until April 30, 2020. The impact of, and measures taken to limit the spread of, COVID-19 slowed the Company’s routine financial statement close and audit processes which, coupled with the restatement of the Non-Reliance Period financial statements as described below, caused the Company to be unable to file this Annual Report on Form 10-K by the extended deadline provided by the Order.

Background on the Restatement

On February 14, 2020, the Company filed a Current Report on Form 8-K disclosing that the Audit & Finance Committee of the Company’s Board of Directors determined, based on the recommendation of management, that the Company’s financial statements which were included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and its consolidated Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2018, June 30, 2018, September 30, 2018, March 31, 2019, June 30, 2019, and September 30, 2019 (“Non-Reliance Periods”) should no longer be relied upon due to errors in such consolidated financial statements relating to the Company’s recognition of revenue from contracts with customers. The errors were uncovered as part of the preparation of the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2019.

The Company recognizes revenues and profits for contracts with customers using the cost-to-cost percentage of completion method of accounting. Historically, for long-term programs, the Company applied the cost-to-cost percentage of completion method at the program level. The Company estimated its revenue recognition utilizing the life of the program to both measure progress and estimate profit margin. After reconsideration of the terms of the Company’s contracts with customers, management concluded that its life of the program accounting was not an appropriate application of ASC Topic 606 and that certain revenues and net income were recognized inaccurately due to this incorrect application of generally accepted accounting principles in the United States of America (“U.S. GAAP”). Therefore, previously reported revenue and net income were overstated. The errors also had an impact on the Company’s balance sheet for the affected periods. See below and Part IV, Item 15, Note 18, “Restatement of Previously Issued Financial Statements” of the notes to the consolidated financial statements of this Annual Report on Form 10-K for a more detailed discussion of the error and the effects of the restatement.

In connection with its restatement, the Company and CohnReznick LLP identified and reported to the Audit and Finance Committee of the Company’s Board of Directors material weaknesses. Please see Item 9A, “Controls and Procedures” for a description of these matters.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report on Form 10-K and in future filings by us with the Securities and Exchange Commission (“SEC”), the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. There can be no assurance that future developments will be those that have been anticipated. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Further, such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. We have no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

You should read the financial information set forth below in conjunction with our consolidated financial statements and notes thereto.

PART I

Item 1. BUSINESS

General

CPI Aerostructures, Inc. (“CPI Aero”, the “Company”, “us” or “we”) is a manufacturer of structural assemblies, integrated systems, and kitted components for the international aerospace and defense (“A&D”) markets. Our products are generally used by customers in the production of fixed wing aircraft, helicopters, electronic warfare (“EW”) systems, intelligence, surveillance, and reconnaissance (“ISR”) systems, missiles, and other sophisticated A&D products. We are primarily a Tier 1 supplier to the Original Equipment Manufacturers (“OEMs”). We are also a Tier 2 supplier to larger Tier 1 manufacturers and a prime contractor to the U.S. Department of Defense (“DOD”), primarily the U.S. Air Force (“USAF”). Our products are used by OEMs within both commercial aerospace and national security end markets. In addition to our assembly operations, we provide manufacturing engineering, program management, supply chain management, and maintenance repair and overhaul (“MRO”) services.

CPI Aero acquired Welding Metallurgy, Inc. and its wholly owned subsidiary, Compac Development Corporation (“Compac”) (together referred to as “WMI”), on December 20, 2018. This acquisition is referred to throughout this document as the “WMI Acquisition”. WMI has provided specialty welding services and metal fabrications to the defense and commercial aerospace industry since 1979. Additionally, WMI specializes in electromechanical systems, harness and cable assemblies, electronic equipment and printed circuit board. Compac specializes in the manufacture of (Radio Frequency Interference Electro - Magnetic Interference) (“RFI/EMI”) shielded enclosures for electronic components. For purposes of this document, unless otherwise noted, references to “CPI Aero”, the “Company”, “us” or “we”, include WMI.

Our OEM customers in the defense sector include leading prime defense contractors such as:

•	Lockheed Martin Corporation – we provide products used in the production of the F-35 Joint Strike Fighter and an international variant of the F-16 Falcon. We also provide structural assemblies to Sikorsky, a Lockheed Martin company (“Sikorsky”), for many of their military helicopter platforms including the UH-60 BLACK HAWK©, CH-53E, and a special purpose helicopter;

•	Raytheon Corporation (now Raytheon Technologies Corporation) – we provide products to three of their business divisions: Space and Airborne Systems (the Next Generation Jammer – Mid-Band pod), Missile Systems (wing), and Integrated Defense Systems (Evolved Sea Sparrow missile launcher controller);

•	Boeing – we provide critical wing structure for the A-10 re-wing program and welded structure for the CH-47 Chinook;

•	Northrop Grumman (“NGC”) – we provide structural components and kits for the E-2D Advanced Hawkeye, various integrated radar and laser pod structures, and welded fluid tanks for a classified program; and

•	Collins Aerospace (now Raytheon Technologies Corporation) – we provide integrated pod structures for the DB-110 ISR pod, the MS-110 ISR pod, and the TacSAR ISR pod.

72% and 56% of our revenue in 2019 and 2018, respectively, were generated by subcontracts with defense prime contractors.

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

Our OEM customers in the civil aviation market include:

•	Embraer Executive Jets – we provide engine inlet assemblies for the Phenom 300 business jet;

•	Embraer S.A. – we provide structural components to the Embraer E2-175 regional airliner;

•	Honda Aircraft Company – we provide engine inlets for the HondaJet Elite advanced light jet; and

•	Triumph Group – we are a Tier 2 supplier of critical structure used to produce the wing of Gulfstream Aircraft Company’s flagship G650 large business jet and derivative models such as the G650ER.

21% and 31% of our revenue in 2019 and 2018, respectively, were generated by commercial contract sales.

CPI also is a prime contractor to the DOD, primarily through contracts directly with the USAF and the Defense Logistics Agency (“DLA”). 7% and 13% of our revenue in 2019 and 2018, respectively, were generated by direct government sales.

CPI Aero has over 40 years of experience as a contractor. Our team possesses extensive technical expertise and program management and integration capabilities. Our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products.

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

We maintain a website located at www.cpiaero.com. Our corporate filings, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and reports filed by our officers and directors under Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and any amendments to those filings, are available, free of charge, on our website as soon as reasonably practicable after we electronically file such material with the SEC. The contents of our website are not incorporated in or otherwise to be regarded as a part of this Annual Report on Form 10-K.

Significant Contracts

Some of our significant contracts are as follows:

Military Aircraft – Subcontracts with Prime Contractors

NGC E-2D “Advanced Hawkeye”: The NGC E-2 Hawkeye is an all-weather, carrier-based tactical Airborne Early Warning aircraft. The twin turboprop aircraft was designed and developed in the 1950s by the Grumman Aircraft Company for the United States Navy as a replacement for the E-1 Tracer. The United States Navy aircraft has been progressively updated with the latest variant, the E-2D, first flying in 2007. In 2008, we received an initial $7.9 million order from NGC to provide structural kits used in the production of Outer Wing Panels (“OWP”) of the E-2D. We initially valued the long-term agreement at approximately $98 million over an eight-year period, with the potential to be in excess of $195 million over the life of the aircraft program. In February of 2019, the Company announced a new multi-year award valued at up to approximately $47.5 million. In June 2020, the Company announced that it had received firm orders valued in excess of $43 million and $5 million in long-lead funding in anticipation of purchase orders for OWP structural components and kits. Since 2008, the cumulative orders we have received on this program through July 2020 exceed $198 million.

In addition, in 2015 we won an award to supply structural components and kits for the Wet Outer Wing Panel (“WOWP”) on the E-2D Advanced Hawkeye airborne early warning and control (“AEW&C”) aircraft that will be manufactured for Japan. We are responsible for component source selection, supply chain management, delivery of kits, and are providing manufacturing engineering services to NGC during the integration of the components into the WOWP. In late 2019, CPI Aero received additional WOWP kit requirements increasing the total expected value of the WOWP program for Japan to be in excess of $37 million.

In February 2020, the Company’s WMI subsidiary received from NGC approximately $4 million in purchase orders to provide numerous welded structure and tubes for the E-2D Advanced Hawkeye. Under the terms of the purchase orders, WMI will manufacture more than 140 different items in support of the production of at least 25 E-2D aircraft. The period of performance is expected to be through 2022.

ALQ-249 Next Generation Jammer – Mid-Band Pod (NGJ-MB): The Raytheon NGJ-MB pod is an external jamming pod that will disrupt and degrade enemy aircraft and ground radar and communication systems and will replace the ALQ-99 system on the U.S. Navy’s EA-6B Growler carrier-based electronic warfare aircraft. The U.S. Navy plans to install these pods on 138 EA-18G Growlers during the production phase. There are 2 pods per aircraft. Raytheon received a $1 billion sole source contract from the U.S. Navy in April 2016, and CPI has a contract with Raytheon to assemble the pod structural housing and air management system (“AMS”). In 2019, Raytheon authorized CPI Aero to begin production of pod structures and air management system components for the System Demonstration and Test Article (“SDTA”) phase of the NGJ-MB program. Deliveries of SDTA pods and AMS components are expected to begin in late 2020 and end in first half of 2021. To date, CPI Aero estimates the value of the NGJ-MB program through the SDTA phase to be approximately $60 million. We believe that the total value of the NGJ-MB program through production will be in excess of $210 million through 2030.

A-10 Thunderbolt II “Warthog”: The Boeing A-10 Thunderbolt II, also known as the Warthog, is a twin-engine aircraft that provides close-air support of ground forces and employs a wide variety of conventional munitions including general-purpose bombs. The simple, effective and survivable single-seat aircraft can be used against all ground targets, including tanks and other armored vehicles. On August 21, 2019, Boeing announced an award from the USAF with a maximum contract value of $999 million to manage the production of up to 112 new wing sets and spares kits for A-10 aircraft. The USAF ordered 27 wing sets immediately at contract award. In 2019, CPI announced the receipt of an Indefinite Delivery/Indefinite Quantity (IDIQ) contract with a maximum ceiling value of $48 million from Boeing for structural assemblies for the A-10. Under the terms of the IDIQ contract, CPI Aero will manufacture major structural subassemblies of the A-10 aircraft’s wing. The Company also announced that it has received initial purchase orders under the IDIQ contract valued at approximately $6 million for the production of 4 shipsets of assemblies and associated program start-up costs. The first delivery is expected to be made in late 2020. In May 2020, CPI Aero announced the receipt of purchase orders totaling approximately $14 million from Boeing for structural assemblies for the A-10 Thunderbolt II. First delivery is expected to be in late 2020 and the period of performance under current funding is expected to extend into 2022.

F-35 Lightning II: The Lockheed F-35 Lightning II is a family of single-seat, single-engine, all-weather stealth multirole fighters designed to perform ground attack, aerial reconnaissance, and air defense missions. The DOD plans to acquire over 2,400 F-35’s by 2034 and 11 other countries also have plans to acquire the aircraft. The Company has two significant contracts for products used on the F-35. In 2015, CPI was awarded a multi-year contract to supply four different lock assemblies for the arresting gear door on the F-35A CTOL. CPI made its first delivery under that contract in May 2017. In 2018, the Company received a new long-term agreement value at approximately $8 million for lock assemblies to be delivered between 2020 and 2024. In November 2017, CPI was awarded an additional $15.8 million multi-year contract to manufacture canopy activation drive shaft assemblies for the F-35A, F-35B, and F-35C aircraft.

UH-60 “BLACK HAWK”: The Sikorsky UH-60 BLACK HAWK helicopter is the leader in multi-mission-type-aircraft. Among the mission configurations its serves are troop transport, medical evacuation, electronic warfare, attack, assault support and special operations. More than 3,000 BLACK HAWK helicopters are in use today, operating in 29 countries. CPI Aero and its WMI subsidiary manufacture several different structural assemblies, including welded structure, for the BLACK HAWK helicopter. The majority of CPI’s contracts for the BLACK HAWK are as a Tier 1 supplier to Sikorsky. The Company also is a Tier 2 supplier to GKN Aerospace for ultimate use on the BLACK HAWK. In 2017, CPI Aero received an approximate $21 million long-term agreement through 2022 for the production of fuel panel assemblies, work it has performed for Sikorsky since 2010. Also in 2017, the Company received an $8 million long-term agreement through 2022 to manufacture machine gunner window assemblies, continuing work it has performed since 2010. More recently, since October 2018, CPI Aero has received multiple purchase orders totaling $22 million for Hover Infrared Suppression System (HIRSS) module assemblies for use as spares on older variants of the UH-60 BLACK HAWK helicopter. Deliveries under these orders will commence in late 2020 and will be completed in 2022. The HIRSS is a defensive countermeasures system that is integral to the survival of the UH-60 Black Hawk by reducing the opportunity for an infrared-seeking threat system to acquire, lock onto, track, and destroy the helicopter.

F-16V Fighting Falcon: The Lockheed Martin F-16 is the world’s most successful, combat-proven multirole fighter. Approximately 3,000 operational F-16s are in service today in 25 countries. The F-16V is a new variant, sold exclusively to international air forces and is the most technologically advanced, fourth generation fighter in the world. In 2019, the Company announced it had been awarded a multi-year contract by Lockheed Martin to manufacture Rudder Island and Drag Chute Canister (RI/DCC) assemblies for the F-16V. The RI/DCC is a large structural sub-assembly that is installed on the tail section of the aircraft. Deliveries are expected to begin during late 2020 and continue through 2024. In June 2020, the Company announced that it had been awarded a follow-on order from Lockheed Martin to manufacture structural assemblies for new production F-16 Block 70/72 aircraft. The total value of the RI/DCC program is approximately $21 million and we have received more than $8.7 million in orders through July 2020.

CH-53K King Stallion: The CH-53K is a heavy-lift helicopter being developed by Sikorsky for the United States Marine Corps. Flight testing began in 2018. We manufacture composite electronics racks as a Tier 2 supplier to Spirit AeroSystems, Inc., the manufacturer of the CH-53K cockpit and cabin. Through July 2020, we have received orders for development and test valued at more than $2 million, including a $1.1 million order for rack with delivery requirements commencing in mid-2020 through 2021.

Evolved Sea Sparrow Missile: The Raytheon Sea Sparrow Missile Program provides reliable ship self-defense capability against agile, high-speed, low-altitude anti-ship cruise missiles, low velocity air threats, such as helicopters, and high-speed, maneuverable surface threats. These systems are deployed aboard three U.S. Navy ship classes. CPI Aero’s WMI subsidiary provides Raytheon with the Evolved Sea Sparrow Missile (ESSM) System Launcher Controller and the Integrated Radar Processor in support of the MK 29 Guided Missile Launching System and the MK 57 NATO SEASPARROW Missile System.

Undisclosed Vehicle: In 2018 the Company received an initial purchase order from Raytheon Missile Systems Company, a subsidiary of Raytheon Company, to manufacture structural assemblies on an undisclosed vehicle. In 2019 CPI Aero completed the initial order and is expecting subsequent purchase orders during late 2020. The undisclosed vehicle is currently under development. Terms of the order will not be disclosed.

Undisclosed Pod Structure: In 2019 the Company received an initial purchase order from Raytheon to manufacture pod structures for an undisclosed application. The initial value of the order is approximately $2.3 million for manufacturing engineering service, development of assembly tooling and the production of the prototypes. The undisclosed vehicle is currently under development. Prototypes are to be manufactured during 2020 for delivery in 2021.

Military Aircraft – Prime Contracts with U.S. Government

F-16 “Fighting Falcon”: Since 2014, we have been a prime contractor to the DLA to provide structural wing components and logistical support for global F-16 aircraft MRO operations. Through July 2020 we have received almost $15 million in orders on this program.

T-38 Pacer Classic III, Phase 2: For more than 50 years, the Northrop T-38 has been the principal supersonic jet trainer used by the USAF. The T-38C Pacer Classic III Fuselage Structural Modification Kit Integration program (“PC III”) and the Talon Repair Inspection and Maintenance (“TRIM”) programs are expected to increase the structural service life of the T-38 beyond 2030. In 2015, CPI Aero was awarded Phase 2 of PC III and has received purchase orders valued at approximately $2 million from the USAF to provide structural modification kits for the PC III aircraft structural modification program. Through July 2020, we have received $23.8 million in orders on this program.

T-38 Pacer Classic III, Phase 3 and TRIM: In July 2019, the Company announced a new $65.7 million IDIQ contract from the USAF for the final phase of PC III as well as TRIM. The TRIM program is a separate USAF structural modification effort that will extend the structural service life of T-38A and T-38 model types, as well as, T-38C models that were not modified during PC III. Through July 2020, the Company has received orders valued at approximately $13.8 million for the PC III, Phase 3 and TRIM programs.

Commercial Aircraft – Subcontracts with Prime Contractors

G650/G650ER: The Gulfstream G650 is a twin-engine business jet airplane produced by Gulfstream Aerospace that can be configured to carry from 11 to 18 passengers. Gulfstream began the G650 program in 2005 and revealed it to the public in 2008. The G650 is Gulfstream’s largest and fastest business jet. The G650ER is an extended range version of the aircraft. In March 2008, Spirit AeroSystems, Inc. awarded us a contract to provide fixed leading edges (FLE) for the Gulfstream G650 business jet, and derivative models, a commercial program that Spirit was supporting. In December 2014, Spirit transferred its work-scope on this program to Triumph Group. Due to the impact of the COVID-19 pandemic, in May 2020, Triumph Group cancelled nearly all open orders with the Company. On May 27, 2020, Triumph Group announced it had reached an agreement in principle to sell the G650 wing program to Gulfstream Aerospace, and on June 12, 2020, we receive a joint communication from Gulfstream Aerospace and Triumph Group that stated Gulfstream’s intention at the conclusion of the transaction is to continue to purchase G650 wing components from the Company. Since program inception, we have delivered more than 400 complete shipsets of FLE assemblies.

HA-420 HondaJet: The HA-420 HondaJet is the first aircraft designed, developed and manufactured by Honda Aircraft Company. It is a twin-engine, 7-passenger plane, and the HondaJet Elite is the fastest, farthest and highest-flying plane in its class. The Company has been a supplier to the HondaJet program since 2011. In 2018, the Company announced a long-term agreement from Honda Aircraft Company to manufacture the noise attenuating engine inlet for its HondaJet Elite business jet. CPI Aero has manufactured engine inlet assemblies for the original HondaJet aircraft since 2011. The HondaJet Elite has a newly developed attenuating inlet structure that lines each engine to reduce high-frequency noise and increase cabin quietness.

Phenom 300: The Phenom 300 is a twin-engine, executive jet produced by Brazilian aircraft company Embraer, S.A. that can carry between 6 and 10 passengers and a crew of 2. We have been producing engine inlet assemblies for Embraer under a long-term agreement we entered into in 2012. We have received approximately $36 million in orders on this program through July 2020. We estimate the potential value of the program to be in excess of $52 million.

E175-E2: The E175-E2 is a civilian airliner designed by Brazilian aircraft manufacturer, Embraer, S.A., now Boeing – Brazil after the 2019 merger of Boeing and the Commercial Aircraft Division of Embraer, S.A. It is the smallest member of the new second generation of E-Jets from Embraer, replacing the E-175 in the 80-90 seat class. The first flight occurred in December 2019 and entry into service is expected in 2021. CPI Aero provides numerous structural components under a long-term agreement we value at more than $20 million through 2034.

S-92 Helicopter: The S-92 helicopter, manufactured by Sikorsky, performs search and rescue missions, heads of state missions, and a variety of transportation missions for offshore oil and gas crews, utility, and airline passengers. CPI Aero has been providing structural kits in support of the production of more than 150 S-92 aircraft since 2011. In 2017, CPI announced a contract with Sikorsky to provide 15 different deliverable items for the S-92 helicopter, including door assemblies, cover assemblies, and various installation kits used by Sikorsky to complete final assembly of the S-92 helicopter.

Sales and Marketing

We are recognized within the aerospace industry as a Tier 1 or Tier 2 supplier to major aircraft suppliers. Additionally, we may bid for military contracts set aside specifically for small businesses.

We are generally awarded initial contracts for our products and services through the process of competitive bidding. This process begins when we first learn, formally or otherwise, of a potential contract from a prospective customer and concludes after all negotiations are completed upon award. When preparing our response to a prospective customer for a potential contract, we evaluate the contract requirements and determine and outline the services and products we can provide to fulfill the contract at a competitive price.

Many times for our defense programs, after the initial contract, subsequent follow-on contracts are awarded on a sole-source basis, subject to cost-justification and direct negotiation with our customer and in some cases, the federal government.

Our average sales cycle, which generally commences at the time a prospective customer issues a request for proposal and ends upon delivery of the final product to the customer, varies widely.

Because of the complexities inherent in the aerospace industry, the time from the initial request for proposal to award ranges from as little as a few weeks to several years. Additionally, our contracts have ranged from six months to as long as 10 years. Also, repeat and follow-on jobs for current contracts frequently provide additional opportunities with minimal start-up costs and rapid rates to production.

The Market

We have positioned our Company to take advantage of opportunities in the military aerospace market to a broad customer base, thereby reducing the impact of direct government contracting limitations. Our success as a subcontractor to defense prime contractors has provided us with opportunities to act as a subcontractor to prime contractors in the production of commercial aircraft structures, which also reduced our exposure to government spending decisions.

Over time, our Company has expanded in both size and capabilities, with growth in our operational and global supply chain program management. These expansions have allowed us the ability to supply more complex aerostructure assemblies and aerosystems and structures in support of our government-based programs as well as to pursue opportunities within the commercial and business jet markets. Our capabilities have also allowed us to acquire MRO and kitting contracts.

Approximately $3.3 million and $3.8 million of our revenue for the years ended December 31, 2019 and 2018 (restated), respectively, were from customers outside the U.S. All other revenue for each of the two years in the period ended December 31, 2019 has been attributable to customers within the U.S. We have no assets outside the U.S.

Government-based contracts are subject to national defense budget and procurement funding decisions that, accordingly, drive demand for our business in that market. Government spending and budgeting for procurement, operations and maintenance are affected not only by military action, but also the related fiscal consequences of these actions, as well as the political process.

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Funded backlog consists of aggregate funded values under such contracts and purchase orders, excluding the portion previously included in operating revenues pursuant to Accounting Standards Codification Topic 606 (“ASC”), and including estimates of future contract price escalation. Unfunded backlog is the estimated amount of future orders under the expected duration of the program. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts.

The total backlog at December 31, 2019 is primarily comprised of long-term programs with Raytheon (Next Generation Jammer – Mid Band), Northrop Grumman (E-2D), USAF (T-38), Boeing (A-10), Honda (HondaJet), Embraer (Phenom 300) and Boeing-Brazil (E-175 E2). Funded backlog is primarily from purchase orders under long-term contracts with Northrop Grumman (E-2D), Sikorsky (BLACK HAWK), Lockheed Martin (F-16V), and the USAF (T-38). Approximately 59% of the funded backlog at December 31, 2019 is expected to be recognized as revenue during 2020.

Our total backlog as of December 31, 2019 and 2018 (restated) was as follows:

Backlog (Total)	December 31, 2019	December 31, 2018 (restated)
Funded	$147,647,000	$121,865,000
Unfunded	414,231,000	286,897,000
Total	$561,878,000	$408,762,000

Approximately 88% of the total amount of our backlog at December 31, 2019 was attributable to government contracts, compared to 78% at December 31, 2018 (restated). Our backlog attributable to government contracts at December 31, 2019 and 2018 (restated) was as follows:

Backlog (Government)	December 31, 2019	December 31, 2018 (restated)
Funded	$136,932,000	$98,519,000
Unfunded	359,770,000	220,984,000
Total	$496,702,000	$319,503,000

Our backlog attributable to commercial contracts at December 31, 2019 and 2018 (restated) was as follows:

Backlog (Commercial)	December 31, 2019	December 31, 2018 (restated)
Funded	$10,715,000	$23,346,000
Unfunded	54,461,000	65,913,000
Total	$65,176,000	$89,259,000

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

Competition

We face competition in our role as both a prime contractor to the U.S. Government and as a Tier 1 or Tier 2 subcontractor to military and commercial aircraft manufacturers. Within our aerostructures capability, we often compete against much larger Tier 1 suppliers, such as Triumph Group, Spirit AeroSystems, Kaman Aerospace, GKN, Ducommun, and LMI Aerospace. We believe that we can compete effectively with these larger companies by delivering products with the same level of quality and performance at a better value for our customer. Within our aerosystems capability, such as our portfolio of EW and ISR integrated pod structures, we find more limited competition and are not aware of competition from any of the aerostructures companies mentioned above. In these cases, we typically compete with the internal manufacturing arm of our customer. We believe our unique skills related to integrated pod structures combined with a very efficient and generally much lower cost structure creates a competitive advantage for bidding on aerosystems contracts.

For certain unrestricted contracts for the U.S. Government, we may compete against well-established prime contractors, including NGC, Lockheed and Boeing. All of these competitors possess significantly larger infrastructures, greater resources and the capabilities to respond to much larger contracts. We believe that our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products. While larger prime contractors compete for significant modification awards, they generally do not compete for awards in smaller modifications, spares and replacement parts, even for aircraft for which they are the original manufacturer. In certain instances, the large prime contractors often subcontract much of the work they win to their Tier 1 suppliers so we also may act as a subcontractor to some of these major prime contractors. Further, in some cases these companies are not permitted to bid, for example when the U.S. Government designates a contract as a Small Business Set-Aside. In these restricted contracts for the U.S. Government, CPI Aero typically competes against numerous small business competitors. We believe we compete effectively against the smaller competitors because smaller competitors generally do not have the expertise we have in responding to requests for proposals for government contracts, nor will they typically have the more than 40 years of past performance in conducting thousands of contracts for the U.S. Government.

COVID-19 Coronavirus Pandemic Impact on Our Business

The outbreak of the COVID-19 coronavirus has been declared a pandemic by the World Health Organization during our first quarter of 2020. During the latter part of our first quarter and subsequent to our quarter end, the COVID-19 pandemic has grown, causing non-essential businesses to shut down and many people to observe the shelter-in-place directive from our government. The COVID-19 pandemic has contributed to a general slowdown in the global economy, has adversely impacted the businesses of certain of our customers and suppliers, and, if it continues for an extended period of time, it could adversely impact our results of operations and financial condition. See Risk Factors included in Part I, Item 1A of this Annual Report on Form 10-K.

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

Insurance

We maintain a $2 million general liability insurance policy, a $100 million products liability insurance policy, and a $5 million umbrella liability insurance policy. Additionally, we maintain a $10 million director and officers’ insurance policy. We believe this coverage is adequate for claims that have been and may be brought against us, and for the types of products presently marketed because of the strict inspection standards imposed on us by our customers before they take possession of our products. Additionally, the FAR generally provide that we will not be held liable for any loss of or damage to property of the U.S. Government that occurs after the U.S. Government accepts delivery of our products and that results from any defects or deficiencies in our products unless the liability results from willful misconduct or lack of good faith on the part of our managerial personnel.

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

Employees

As of August 17, 2020, we had 258 full-time employees. We employ temporary personnel with specialized disciplines on an as-needed basis. None of our employees is a member of a union. We believe that our relations with our employees are good.

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

This Annual Report on Form 10-K includes restated consolidated financial statements as of and for the fiscal year ended December 31, 2018. The restatement of our consolidated financial statements primarily reflects the correction of certain errors relating to our recognition of revenue, which errors resulted from an incorrect application of U.S. GAAP, as described in more detail elsewhere in this Annual Report on Form 10-K. Such restatement has had and may continue to have the effect of eroding investor confidence in the Company and our financial reporting and accounting practices and processes, has negatively impacted and may continue to negatively impact the trading price of our common stock, has resulted and may continue to result in stockholder litigation, may make it more difficult for us to raise capital on acceptable terms, if at all, and may negatively impact our reputation with our customers and cause customers to place new orders with other companies.

We have identified material weaknesses in our internal control over financial reporting, which did and could continue to, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

We have concluded that our internal control over financial reporting was not effective as of December 31, 2018 or December 31, 2019 due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2018 and December 31, 2019 due to material weaknesses in our internal control over financial reporting, all as described in Part II, Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K. Although we have initiated remediation measures to address the identified weaknesses, we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective in the future. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future, either with respect to the Non-Reliance Periods or other periods. Management previously identified a material weakness in our internal control over financial reporting in February 2019 in connection with the failure to identify, in a timely manner, the miscoding of an invoice in the Company’s records and the resulting overstatement of revenue in the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2018, by $927,257. We reviewed our financial closing process and identified corrective action to remediate the prior operating effectiveness of controls and, while we believe the implementation of the new control procedures was successful, we cannot assure you that our remediation of the revenue recognition error with respect to the Non-Reliance Periods will be similarly successful.

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

Our Company and certain of our current and former executive officers and directors are defendants in litigation arising out of the errors in and restatements of our financial statements. Please see Part I, Item 3, “Legal Proceedings.” These proceedings may result in significant expenses and the diversion of management attention from our business. We cannot ensure that additional litigation or other claims by shareholders will not be brought in the future arising out of the same subject matter.

Additionally, the Company received a letter and subpoena from the SEC Division of Enforcement seeking the production of documents in connection with a non-public fact-finding inquiry relating to, among other things, the errors in and restatements of our financial statements, our October 16, 2018 equity offering, and the recent separation of our former Chief Financial Officers. The SEC letter states that the investigation and subpoena do not mean that the SEC has concluded that the Company or anyone else has violated the federal securities laws. We intend to fully cooperate with the SEC staff. However, we cannot predict the length, scope, or results of the investigation or the impact, if any, of the investigation on our results of operations. Please see Part I, Item 3, “Legal Proceedings.” We may also be subject to further examinations, investigations, proceedings and orders by regulatory authorities, including a cease and desist order, suspension of trading of our securities, delisting of our securities and/or the assessment of possible civil monetary penalties. Any such further actions could be expensive and damaging to our business, results of operations and financial condition.

We have incurred and expect to continue to incur significant expenses related to the restatement and remediation of deficiencies in our internal control over financial reporting and disclosure controls and procedures, and any resulting litigation.

We have devoted and expect to continue to devote substantial internal and external resources towards remediation efforts relating to the restatement of our financial statements for the Non-Reliance Periods, the management review process and other efforts to implement effective internal control. Because of these efforts, we have incurred and expect that we will continue to incur significant fees and expenses for legal, accounting, financial and other consulting and professional services, as well as the implementation and maintenance of systems and processes that will need to be updated, supplemented or replaced. As described in this Annual Report on Form 10-K, we have taken a number of steps in order to strengthen our accounting function so as to allow us to be able to provide timely and accurate financial reporting. However, we cannot assure you that these steps will be successful. To the extent these steps are not successful, we could be required to incur significant additional time and expense. The expenses we are incurring in this regard, as well as the substantial time devoted by our management towards identifying and addressing the internal control deficiencies, could have a material adverse effect on our business, results of operations and financial condition.

We were in violation of various covenants under our credit facility with BankUnited as of March 31, 2018 through September 30, 2019, due to the errors in our Non-Reliance Periods consolidated financial statements as well as December 31, 2019. BankUnited has waived the covenant violation as of December 31, 2019, and has amended certain financial covenants, but there can be no assurance that we will not fall out of compliance with the amended covenants in the future.

The errors in our consolidated financial statements for the Non-Reliance Periods and our internal control material weaknesses caused us to be in violation of certain of the covenants under our credit facility (the “BankUnited Facility”) with BankUnited, N.A. as senior lender and administrative agent as of and after March 31, 2018. We have entered into an amendment to the BankUnited Facility, which includes, among other things, a waiver of the covenant violations and certain amendments to the financial covenants going forward; however, we cannot assure you that we will not violate the amended banking covenants in the future. BankUnited has agreed to waive each covenant violation under the Credit Agreement in connection with the previously disclosed errors in our financial statements for the Non-Reliance Periods and to prospectively waive the covenant violation for late delivery of our financial statements for the first three quarters of 2020. BankUnited agreed not to test our compliance with the financial covenants under the Credit Agreement for the first half of 2020. Financial covenant testing will resume for the quarter ending September 30, 2020. If we fall out of compliance with our banking covenants, BankUnited, N.A. may declare a default under the BankUnited Facility and, among other remedies, could declare the full amount of the BankUnited Facility immediately due and payable and could foreclose against our collateral. If this were to occur, we may be unable to secure outside financing, if needed, to fund ongoing operations and for other capital needs. Any sources of financing that may be available to us could also be at higher costs and require us to satisfy more restrictive covenants, which could limit or restrict our operations, cash flows and earnings. We cannot ensure that additional financing would be available to us, or be sufficient or available on satisfactory terms.

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

On April 17, 2020, we received a notice from NYSE Regulation, Inc. stating that, because we failed to file restated financial statements for the Non-Reliance Periods on or before April 14, 2020, we were not in compliance with the NYSE American exchange’s continued listing standards under the timely filing criteria included in Section 1007 of the NYSE American Company Guide (“Company Guide”). In accordance with Section 1007 of the Company Guide, we have six months from April 15, 2020, or until October 15, 2020, to file restated financial statements for the Non-Reliance Periods. This Annual Report on Form 10-K, along with the amended Quarterly Reports on Form 10-Q/A which we filed prior to this Annual Report, constitute such filing and, accordingly, as of the date of this filing we should regain compliance. However, there can be no assurance that we will maintain such compliance or that we will not be delinquent in the future. Any such further delinquency could result in the delisting of our common stock from the NYSE American exchange, which would adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades, and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders.

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

In connection with the errors we identified in the Non-Reliance Period financial statements and the resulting restatement of such financial statements, we were required to make changes to the original estimates on certain of our contracts. When comparing periods, such changes resulted in net adjustments to gross profits of $94,415 and $198,548 for the years ending December 31, 2019 and 2018, respectively. See “Favorable/Unfavorable Adjustments to Gross Profit” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation”. We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of ASC 606; however, there is no assurance that our estimates will be accurate. If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods. Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to pay for costs until the reported earnings materialize to actual cash receipts.

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

Our ability to utilize our tax benefits could be substantially limited if we fail to generate sufficient income or if we experience an “ownership change.”

As of December 31, 2019, we had approximately $93 million of gross net operating losses (“NOLs”) for federal tax purposes and approximately $38.6 million of post-apportionment NOLs for state tax purposes. As a result of the Tax Cuts and Jobs Act of 2017 and the Coronavirus Aid, Relief, and Economic Security Act of 2020, NOLs arising before January 1, 2018, and NOLs arising after January 1, 2018, are subject to different rules. Our pre-2018 NOLs totaled approximately $78.8 million; these NOLs will expire in varying amounts from 2030 through 2039, if not utilized, and can offset 100% of future taxable income for regular tax purposes. Our NOLs arising in 2018, 2019 and 2020 can generally be carried back five years, carried forward indefinitely and can offset 100% of future taxable income for tax years before January 1, 2021 and up to 80% of future taxable income for tax years after December 31, 2020. Any NOLs arising on or after January 1, 2021, cannot be carried back, can generally be carried forward indefinitely and can offset up to 80% of future taxable income.

Our ability to fully recognize the benefits from our NOLs is dependent upon our ability to generate sufficient income prior to their expiration. In addition, our NOL carryforwards may be limited if we experience an ownership change as defined by Section 382 of the Internal Revenue Code (“Section 382”). In general, an ownership change under Section 382 occurs if 5% shareholders increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a relevant lookback period. The equity securities we sold in October 2018 may trigger an ownership change under Section 382 which could significantly limit our ability to utilize our tax benefits. See Note 13 to the financial statements filed with this Annual Report on Form 10-K for more information. The sale of additional equity securities may trigger an ownership change under Section 382 which will significantly limit our ability to utilize our tax benefits. In order to avoid limitations imposed by Section 382, we may be limited in the amount of additional equity securities we are able to sell to raise capital.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

CPI Aero’s executive offices and production facilities are situated in an approximately 171,000 square foot building located at 91 Heartland Blvd., Edgewood, New York 11717. We use approximately 131,000 square feet of this building for manufacturing space and 40,000 square feet for offices and laboratories for engineering and design work. CPI Aero occupies this facility under a 10-year lease that expires on April 30, 2022.

Item 3.	LEGAL PROCEEDINGS

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

Market Information

Our shares of common stock are listed on the NYSE American exchange under the symbol CVU. On August 19, 2020, there were 177 holders of record of our shares of common stock, and we believe, over 2,200 beneficial owners of our shares of common stock.

Dividend Policy

To date, we have not paid any dividends on our common stock. Any payment of dividends in the future is within the discretion of our board of directors (subject to the limitation on dividends contained in the Bank United Credit Facility, as described more fully in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations) and will depend on our earnings, if any, our capital requirements and financial condition and other relevant factors. Our board of directors does not intend to declare any cash or other dividends in the foreseeable future, but intends instead to retain earnings, if any, for use in our business operations.

Recent Sales of Unregistered Securities

There have been no sales of unregistered equity securities for the three months ended December 31, 2019. The have been no repurchases of our outstanding common stock during the three months ended December 31, 2019.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information at December 31, 2019 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	—	$—	190,361
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	$—	190,361

Long-term equity incentives are an important component of compensation and are designed to align the interests of our executive officers and directors who receive long-term equity awards with the Company’s long-term performance and to increase shareholder value. The Company has awarded long-term incentive compensation pursuant to three plans:

2016 Long-Term Incentive Plan. The 2016 Long-Term Incentive Plan registered 600,000 shares of our common stock, which may be granted in the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options, and other stock-based awards, to employees, officers, directors, and consultants of the Company. As of December 31, 2019, we have granted 533,370 shares under this plan and 57,345 shares remained available for grant under this plan.

Performance Equity Plan 2009. The Performance Equity Plan 2009 authorizes the grant of 500,000 stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options, and other stock-based awards. As of December 31, 2019, we have granted 366,984 shares under this plan and 133,016 shares remained available for grant.

Performance Equity Plan 2000. The Performance Equity Plan 2000 authorizes the grant of 1,230,000 stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options, and other stock-based awards. As of December 31, 2019, options to purchase an aggregate of 1,283,333 shares of common stock had been granted under this plan, of which zero options remained outstanding. As of December 31, 2019, zero shares remained available for grant under this plan.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis includes forward-looking statements involving risks and uncertainties and should be read together with the “Risk Factors” section of this Annual Report on Form 10-K. Such risks and uncertainties could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Recent Developments

Restatement of Non-Reliance Period Consolidated Financial Statements

On February 14, 2020, the Company filed a Form 8-K disclosing that the Audit & Finance Committee of the Company’s Board of Directors determined, based on the recommendation of management, that the Company’s consolidated financial statements for the Non-Reliance Periods should no longer be relied upon due to errors in such consolidated financial statements relating to the Company’s recognition of revenue from contracts with customers.

The Company applied the cost-to-cost percentage of completion method at the program level, that is, for the entire duration of production activity on a particular program. The Company used program-level accounting to both measure progress and estimate profit margin. The Company believed that the program was the correct unit of accounting under ASC Topic 606. The Company now recognizes that accounting guidance under ASC Topic 606 does not support its use of a manufacturing program as the unit of accounting. Instead, under ASC Topic 606, the performance obligation is the appropriate use of accounting. Determining each performance obligation under a particular program requires significant judgment but, in general, under ASC Topic 606, the Company has a performance obligation upon which it can recognize revenue when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified and enforceable, the contract has commercial substance and collectability of consideration is probable. For the Company, the contract under ASC 606 is typically established upon execution of a purchase order either in accordance with a long-term customer contract or on a standalone basis. The Company’s cost-to-cost input method to measure progress must consider only the costs incurred relative to the total expected costs of satisfying a performance obligation. Similarly, under ASC Topic 606, the Company must estimate profit margins based on expected performance under a performance obligation. Revenue and profit margin must be constrained to revenue related to the satisfaction of a performance obligation to which the Company has an enforceable right to payment for performance completed.

The errors were uncovered as part of the preparation of the Company’s consolidated financial statements for the fiscal year ended December 31, 2019. After reconsideration of the terms of the Company’s contracts with customers, management concluded that certain revenues and net income were recognized inaccurately due to an incorrect application of generally accepted accounting principles in U.S. GAAP. Therefore, previously reported revenue and net income were overstated.

In connection with its restatement, the Company and CohnReznick LLP identified and reported to the Audit and Finance Committee of the Company’s Board of Directors material weaknesses. Please see “Item 9A, Controls and Procedures” for a description of these matters.

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

Certain Transactions

The following transactions occurred during the periods covered by this Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Acquisition of WMI

On March 21, 2018, the Company entered into a SPA with Air Industries, pursuant to which the Company purchased from Air Industries all of the shares of WMI. On December 20, 2018, the Company completed the WMI Acquisition for a total purchase price of approximately $7.9 million. The Company’s operating results include the operating results of WMI from the date of acquisition.

Underwritten Public Offering

On October 19, 2018, the Company completed an underwritten public offering of 2,760,000 shares of its common stock, including 360,000 shares pursuant to the underwriters’ full exercise of their over-allotment option, at a public offering price of $6.25 per share. The Company’s net proceeds from the offering, after deducting underwriting discounts, commissions, and other offering expenses, were approximately $16.1 million. The Company used a portion of the proceeds of the offering for the WMI Acquisition and used the balance of the net proceeds for general corporate purposes, including working capital, capital expenditures and debt repayment.

Business Operations

We are engaged in the contract production of structural aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets. We also have a strong and growing presence in the aerosystems segment of the market, with our production of various reconnaissance pod structures and fuel panel systems. Within the global aerostructure and aerosystem supply chain, we are either a Tier 1 supplier to aircraft OEMs or a Tier 2 subcontractor to major Tier 1 manufacturers. We also are a prime contractor to the U.S. DOD, primarily the USAF. In conjunction with our assembly operations, we provide engineering, program management, supply chain management and kitting, and MRO services.

Restatement of Previously Issued Consolidated Financial Statements

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported Consolidated Financial Statements as of and for the year ended December 31, 2018. For additional information and a detailed discussion of the restatement, see Note 18, “Restatement of Previously Issued Consolidated Financial Statements” included in “Item 15, Exhibits and Financial Statement Schedules,” of this Annual Report on Form 10-K.

Critical Accounting Policies

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”), using the modified retrospective method. In accordance with ASC 606, the Company recognizes revenue when it transfers control of a promised good or service to a customer in an amount that reflects the consideration it expects to be entitled to in exchange for the good or service. The majority of the Company’s performance obligations are satisfied over time as the Company (i) sells products with no alternative use to the Company and (ii) has an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date. Under the over time revenue recognition model, revenue and gross profit are recognized over the contract period as work is performed based on actual costs incurred and an estimate of costs to complete and resulting total estimated costs at completion.

The corrected adoption of ASC 606 resulted in a restatement of previously issued consolidated financial statements. See Note 18.

See Note 3 “Revenue”, for additional information regarding the Company's revenue recognition policy.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (“ASC 842”)”, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. On January 1, 2019, the Company adopted the new lease standard using the optional transition method under which comparative financial information will not be restated and continue to apply the provisions of the previous lease standard in its annual disclosures for the comparative periods. In addition, the new lease standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients. As such, the Company did not have to reassess whether expired or existing contracts are or contain a lease; did not have to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases.

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

Year Ended December 31, 2019 as Compared to the Year Ended December 31, 2018 (restated)

Revenue. Revenue for the year ended December 31, 2019 was $87,518,688 compared to $70,366,016 (restated) for the same period last year, representing an increase of $17,152,672. The majority of our revenue growth was contributed by our WMI subsidiary that was acquired in December 2018 and had immaterial revenue in 2018. Organic revenue growth during 2019 was approximately 7% driven primarily by increases in our E-2D kitting programs with Northrop Grumman, the NGJ-MB pod program with Raytheon and our advanced missile wing contract with Raytheon that was a new start in 2019. Growth in these and other programs was partially offset by a decrease in revenue from our Gulfstream G650 fixed leading edge program with Triumph Group, our Pacer Classic III Phase 2 program with USAF as this effort transitions to Phase 3, and our AH-1Z engine inlet contract with Bell Helicopter.

Overall, revenue generated from prime government contracts for the year ended December 31, 2019 was $6,429,860 compared to $8,774,967 (restated) for the year ended December 31, 2018, a decrease of $2,345,107. This decrease is primarily a result of a decrease in revenue recognized on the T-38C Pacer Classic III. Phase 2 aircraft structural modification program, as this program is transitioning from the Phase 2 to Phase 3. CPI Aero was awarded the Phase 3 contract in 2019.

Revenue generated from government subcontracts for the year ended December 31, 2019 was $62,319,526 compared to $39,250,656 (restated) for the year ended December 31, 2018, an increase of $23,068,870. Year-end 2019 results include revenue from WMI which was acquired in December 2018. The increase was a result of contributions from our WMI business which was acquired in December 2018, increased production of E-2D wing panel kits and NGJ-MB pod structures, partially offset by a decrease in the production rate of the AH-1Z helicopter engine inlets.

Revenue generated from commercial contracts was $18,769,302 for the year ended December 31, 2019 compared to $22,340,393 (restated) for the year ended December 31, 2018, a decrease of $3,571,091. Most of this decrease resulted from decreased production of the Gulfstream G650 fixed leading edge assembly. We also had year-over-year revenue declines in our programs with Honda and Embraer largely due to decreased business jet demand.

Cost of sales. Cost of sales for the years ended December 31, 2019 and 2018 was $78,386,997 and $66,155,986, respectively, an increase of $12,231,011 or 18%.

The components of cost of sales were as follows:

	Years ended
	December 31, 2019	December 31, 2018 (restated)
Procurement	$49,920,962	$43,810,298
Labor	7,778,571	6,251,997
Factory overhead	20,726,990	15,569,568
Other	(39,526)	524,123
Cost of sales	$78,386,997	$66,155,986

Procurement for the year ended December 31, 2019 was $49,920,962 compared to $43,810,298 (restated) for the year ended December 31, 2018, an increase of $6,110,664 or 14%. The majority of our procurement growth was for material required by our WMI subsidiary that was acquired in December 2018 and had immaterial procurement receipts in 2018. We also required more material compared to 2018 for the programs that drove revenue growth in 2019, particularly our E-2D kitting programs and the NGJ-MB pod.

Labor costs for the year ended December 31, 2019 were $7,778,571 compared to $6,251,997 (restated for the year ended December 31, 2018, an increase of $1,526,574 or 24%. This increase is primarily from labor costs within our WMI subsidiary as well as from increased labor required by higher production rates of the NGJ-MB pod.)

Factory Overhead for the year ended December 31, 2019 were $20,726,990 compared to $15,569,568 (restated for the year ended December 31, 2018, an increase of $5,157,422 or 33%. This increase is primarily from costs within our WMI subsidiary.)

Other costs for the year ended December 31, 2019 was $(39,526) compared to $524,123 (restated for the year ended December 31, 2018, a decrease of $563,649. Other costs relate to expenses recognized for changes in estimates and expenses primarily associated with inventory and loss contracts.)

Gross profit. Gross profit for the year ended December 31, 2019 was $9,131,691 compared to $4,210,030 for the year ended December 31, 2018, an increase of $4,921,661. Gross profit percentage (“gross margin”) for the year ended December 31, 2019 was 10.4% compared to 6% for the same period last year. The majority of the increase was from our WMI subsidiary that was acquired in December 2018 and had immaterial gross profit in 2018. Organic growth was primarily from our E2-D programs kitting programs, partially offset by a decrease in gross profit on our Pacer Classic III Phase 2 program with USAF as this effort transitions to Phase 3.

Favorable/Unfavorable Adjustments to Gross Profit

During the years ended December 31, 2019 and 2018, we made changes in estimates to various contracts. Such changes in estimates resulted in changes in total gross profit as follows:

	Years Ended
	December 31, 2019	December 31, 2018 (restated)
Favorable adjustments	$416,130	$491,141
Unfavorable adjustments	(321,715)	(292,593)
Net adjustments	$94,415	$198,548

For the year ended December 31, 2019, we evaluated all contractual data and revised estimated gross profit percentages accordingly. We had 17 contracts with favorable adjustments and 18 contracts with unfavorable adjustments, all due to changes in estimate.

For the year ended December 31, 2018, we evaluated all contractual data and revised estimated gross profit percentages accordingly. We had 17 contracts with favorable adjustments and 13 contracts with unfavorable adjustments, all due to changes in estimate.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2019 were $11,562,781 compared to $9,780,027 (restated) for the year ended December 31, 2018, an increase of $1,782,754 or 18.2%. This increase was primarily due to the addition of SG&A required by our WMI subsidiary, as well as, increased legal and accounting expenses compared to the prior period. The increase in legal expenses is the result of increased legal fees associated with the working capital dispute related to the WMI Acquisition.

Interest expense

Interest expense for the year ended December 31, 2019 was $2,104,851, compared to $1,989,417 (restated) for the year ended December 31, 2018, an increase of $115,434 or 5.8%. The increase in interest expense is the result of an increase in the average amount of outstanding debt during 2019 as compared to 2018.

Loss from operations

We had a loss from operations for the year ended December 31, 2019 of ($2,433,090) compared to a loss from operations of ($5,569,997) (restated) for the year ended December 31, 2018. This was primarily the result of the income generated by our WMI subsidiary which was acquired in December 2018, as well as, favorable sales mix more weighted to higher margin military products.

Provision for income taxes. The provision for income taxes for the year ended December 31, 2019 was $3,877, an effective tax rate of 0.08%. In February 2019, the Company received information that the net operating loss carryback that was utilized in 2014 was under examination and could possibly be partially disallowed by the Internal Revenue Service (“IRS”). This adjustment was an issue of timing of the loss and had no income tax provision effect. In June 2020, the Company received a letter from the IRS stating that the returns will be accepted as filed. There is no uncertain tax position recorded for this item.

Business Outlook

The statements in the “Business Outlook” section and other forward-looking statements of this Annual Report on Form 10-K are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times.

Liquidity and Capital Resources

General. At December 31, 2019, we had working capital of $13,851,717 compared to working capital of $21,282,972 (restated) at December 31, 2018, a decrease of $7,431,255, or 35%. This decrease is primarily the result of a decrease in current assets primarily driven by a decrease in WMI inventory as a result of shipments and final acquisition accounting valuation adjustments.

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

Because ASC 606 requires us to use estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods, there can be a significant disparity between earnings (both for accounting and tax purposes) as reported and actual cash that we receive during any reporting period. Accordingly, it is possible that we may have a shortfall in our cash flow and may need to borrow money until the reported earnings materialize into actual cash receipts.

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

At December 31, 2019, our cash balance was $4,052,109 compared to $4,128,142 at December 31, 2018, a decrease of $76,033. Our accounts receivable balance at December 31, 2019 decreased to $7,029,602 from $8,722,571 at December 31, 2018. Additionally, at December 31, 2019, we have $1,380,684 of restricted cash, which is cash retained in escrow pursuant to the WMI Acquisition.

Bank Credit Facilities

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

The BankUnited Facility, as amended by the Fifth Amendment, required us to maintain the following financial covenants: (1) maintain a debt service coverage ratio at the end of each quarter for the trailing four quarter period of no less than 1.5 to 1.0, (2) maintain a minimum net income, after taxes, of no less than $1.00, (3) maintain a maximum leverage ratio at the end of each quarter for the trailing four quarter period of no more than 3.0 to 1.0, and (4) maintain a minimum adjusted EBITDA at the end of each quarter of no less than $2 million. The errors in our consolidated financial statements for the Non-Reliance Periods and our internal control material weaknesses caused us to be in violation of each of the foregoing covenants and other non-financial covenants as of and after March 31, 2018. As of December 31, 2019, the Company was not in compliance with the covenants contained in the BankUnited Facility, as amended. BankUnited has subsequently waived these covenant violations in conjunction with execution of the Sixth Amendment, which further amends the Credit Agreement, Revolving Note and Term Note.

In addition to the covenant waivers, on August 24, 2020, we entered into the Sixth Amendment, which further amends the Credit Agreement, Revolving Note and Term Note. See Note 17, “Subsequent Events”, for a discussion of the amendments and waivers.

As of December 31, 2019, the Company had $26.7 million outstanding and as of December 31, 2018, the Company had $24.0 million outstanding under the BankUnited Facility.

We believe that our existing resources, together with the availability under the BankUnited Facility, will be sufficient to meet our current working capital needs for at least the next 12 months from the date of issuance of our consolidated financial statements.

The Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the Credit Agreement. After giving effect to the Sixth Amendment (described in more detail elsewhere in this Annual Report on Form 10-K) the Term Loan matures on May 2, 2022. The maturities of the Term Loan are included in the maturities of long-term debt.

Contractual Obligations. The table below summarizes information about our contractual obligations as of December 31, 2019 and the effects these obligations are expected to have on our liquidity and cash flow in the future years:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$3,318,514	$2,100,000	$1,218,514	$—	$—
Capital Lease Obligations	930,719	384,619	421,488	124,612	—
Operating Leases	4,305,937	1,709,153	2,588,615	8,169	—
Total Contractual Cash Obligations	$8,555,170	$4,193,772	$4,228,617	$132,781	$—

Inflation. Inflation historically has not had a material effect on our operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Background

An error in the consolidated financial statements for the Non-Reliance Periods related to the Company’s recognition of revenue was identified as part of the preparation of the Company’s consolidated financial statements for the year ended December 31, 2019. Management concluded that certain revenues and the resulting gross profit were recognized inaccurately due to an incorrect application of U.S. GAAP. Therefore, previously reported revenue and the resulting net income were overstated. In connection with the preparation and filing of this Annual Report on Form 10-K, we have conducted the requisite evaluations of the effectiveness of our disclosure controls and procedures and of our internal control over financial reporting as of December 31, 2019 and December 31, 2018. Our conclusions are explained below.

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019 and December 31, 2018 in connection with the restatement of the consolidated financial statements for the Non-Reliance Periods. Based on this evaluation of our disclosure controls and procedures, management has concluded that our disclosure controls and procedures were not effective as of December 31, 2019 or December 31, 2018 because of certain material weaknesses in our internal control over financial reporting, as further described below.

Notwithstanding the conclusion by our management that our disclosure controls and procedures as of December 31, 2019 and December 31, 2018 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial position, results of operations and cash flows as of and for the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019 or December 31, 2018 because of the material weaknesses described below. Our evaluation excluded WMI which was acquired on December 20, 2018. On a pro forma basis, as of and for the year ended December 31, 2018, WMI represented approximately 14% of revenue and 23% of assets. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year subsequent to the acquisition while integrating with acquired operations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In connection with management’s evaluation of the Company’s internal control over financial reporting described above, management has identified the deficiencies described below that constituted material weaknesses in our internal control over financial reporting as of December 31, 2019 and December 31, 2018. One of these deficiencies led to material errors in our previously issued consolidated financial statements, which in turn led to the restatement of those previously issued consolidated financial statements, as described in Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

The effectiveness of our internal control over financial reporting as of December 31, 2019 and December 31, 2018, has been audited by CohnReznick, an independent registered public accounting firm, as stated in their report, which was adverse due to the material weaknesses, and appears herein.

Remediation Efforts to Address Material Weaknesses

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

Management regards successful completion of our remediation actions as an important priority. Some of the more significant remediation activities include:

●	In 2019 we hired experienced professionals to fill several key positions within our finance leadership team, including Chief Financial Officer, Controller, and Director of Financial Planning & Analysis. These new individuals possess technical proficiency, training, and experience that was partially responsible for identifying the material weaknesses identified herein. The Director of Financial Planning & Analysis, now our Acting Chief Financial Officer, and the Controller remain with the Company and we intend to continue to assess current staffing levels and competencies in our finance team to ensure the optimal complement of personnel with appropriate qualifications and skill sets.
●	Management, with advice from a leading global accounting and advisory firm, reviewed and updated its revenue recognition policies and procedures and expects to implement these controls, as well as certain other procedures in 2020. Additionally, management will implement a recurring review by a team of qualified individuals.

●	Reevaluating and revising our Sarbanes-Oxley compliance program (our “SOX Program”), and making improvements to our SOX Program governance, risk assessment processes, testing methodologies and corrective action mechanisms.
●	Redesigning and implementing necessary changes to the existing system of internal control and then testing of sufficient instances of the performance of controls to determine operational effectiveness.
●	Prior to any future requirement for accounting for significant, non-routine, complex transactions, the Company will engage experienced professionals and outline and execute a set of controls to ensure that the non-routine complex transaction is recorded in a proper manner.
●	For years subsequent to 2019, we will implement an improved 404 compliant ITGC testing program. We will engage experienced professionals to assist with its implementation and execution.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as described above.

33

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CPI Aerostructures, Inc.

Adverse Opinion on Internal Control Over Financial Reporting

We have audited CPI Aerostructures, Inc. and Subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

●	The Company did not maintain an effective control environment, risk assessment, control activities and monitoring based on the criteria established in the COSO framework and identified deficiencies in the principles associated with the control environment of the COSO framework. Specifically, control deficiencies constituted material weaknesses, either individually or in the aggregate, relating to (1) management’s ineffective execution of its strategy to attract, develop, and retain individuals with an appropriate level of knowledge, experience and training in financial reporting; (2) management’s lack of sufficient technical proficiency to provide adequate oversight of accounting and financial reporting, and; (3) the Company’s insufficient documented accounting policies and procedures. These control deficiencies resulted in material errors and the restatement of previously issued consolidated financial statements.

●	The Company did not have adequate controls over accounting for revenue recognition, specifically, the Company lacked controls to ensure that the period of performance or values of the accounting contracts were properly determined and controls to ensure revenue was constrained.

●	The Company did not have controls over accounting for significant, nonroutine, complex transactions.

●	The Company did not have effective information technology general controls, specifically, the Company’s lack of testing and documenting the areas of access to programs and data, program change-management and computer operations.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated August 25, 2020, on those consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows of the Company, and our report dated August 25, 2020 expressed an unqualified opinion thereon, and included explanatory paragraphs for changes in accounting principles and a restatement of previously issued consolidated financial statements.

34

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

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ CohnReznick LLP

Jericho, New York

August 25, 2020

35

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CPI Aerostructures, Inc.

Adverse Opinion on Internal Control Over Financial Reporting

We have audited CPI Aerostructures, Inc. and Subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

●	The Company did not maintain an effective control environment, risk assessment, control activities and monitoring based on the criteria established in the COSO framework and identified deficiencies in the principles associated with the control environment of the COSO framework. Specifically, control deficiencies constituted material weaknesses, either individually or in the aggregate, relating to (1) management’s ineffective execution of its strategy to attract, develop, and retain individuals with an appropriate level of knowledge, experience and training in financial reporting; (2) management’s lack of sufficient technical proficiency to provide adequate oversight of accounting and financial reporting, and; (3) the Company’s insufficient documented accounting policies and procedures. These control deficiencies resulted in material errors and the restatement of previously issued consolidated financial statements.

●	The Company did not have adequate controls over accounting for revenue recognition, specifically, the Company lacked controls to ensure that the period of performance or values of the accounting contracts were properly determined and controls to ensure revenue was constrained.

●	The Company did not have controls over accounting for significant, nonroutine, complex transactions.

●	The Company did not have effective information technology general controls, specifically, the Company’s lack of testing and documenting the areas of access to programs and data, program change-management and computer operations.

●	The Company did not have adequate review controls over the coding of invoices in the revenue recognition process.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated August 25, 2020, on those consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows of the Company, and our report dated August 25, 2020 expressed an unqualified opinion thereon, and included explanatory paragraphs for changes in accounting principles and a restatement of previously issued consolidated financial statements.

36

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

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ CohnReznick LLP

Jericho, New York

August 25, 2020

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Directors and Executive Officers

Our directors and named executive officers are as follows:

Name	Age	Director Since	Position & Board Committees
Carey Bond	59	2016	Vice Chairman of the Board of Directors
			Compensation & Human Resources Committee (Chair), Nominating & Corporate Governance Committee, Oversight Committee (Chair)

Janet K. Cooper	66	2019	Director Audit & Finance Committee (Chair), Oversight Committee

Michael Faber	60	2013	Director
			Audit & Finance Committee, Nominating & Corporate Governance Committee (Chair), Strategic Planning Committee

Kenneth Hauser	57	—	Vice President, Global Supply Chain Management and Quality

Douglas McCrosson	57	2014	Chief Executive Officer, President, and Director
			Strategic Planning Committee

Walter Paulick	73	1992	Director
			Audit & Finance Committee, Nominating & Corporate Governance Committee, Oversight Committee

Thomas Powers	65	—	Acting Chief Financial Officer*

Eric Rosenfeld	62	2003	Director
			Compensation & Human Resources Committee, Nominating & Corporate Governance Committee, Strategic Planning Committee (Chair)

Terry Stinson	78	2014	Chairman of the Board of Directors Compensation & Human Resources Committee, Strategic Planning Committee

* Mr. Powers began his service as our Acting Chief Financial Officer on February 12, 2020. Previously, Dan Azmon served as our Chief Financial Officer from November 2019 until his resignation on February 10, 2020, and Vincent Palazzolo served as our Chief Financial Officer from 2004 until November 2019.

We believe that it is necessary for each of our directors to possess qualities, attributes, and skills that contribute to a diversity of views and perspectives among the directors and enhance the overall effectiveness of the board of directors. The nominating and corporate governance committee of our board of directors (“Nominating and Corporate Governance Committee”) considers all factors it deems relevant when evaluating prospective candidates or current members of our board of directors for nomination to our board of directors, as prescribed in the committee’s written charter and established guidelines and the Company’s corporate governance guidelines. All of our directors bring to the board of directors leadership experience derived from past service. They also all bring a diversity of views and perspectives derived from their individual experiences working in a range of industries and occupations, which provide our board of directors, as a whole, with the skills and expertise that reflect the needs of the Company. Certain individual experiences, qualifications, and skills of our directors that contribute to the board of directors’ effectiveness as a whole are described in the biographies set forth below.

Carey E. Bond is the Non-Executive Vice Chairman of the Board of Directors, a position which he has held since August 2020. Mr. Bond has been a director since December 2016, chair of the compensation committee since June 2019 and chair of the Oversight Committee since March 2020. Mr. Bond’s career as a corporate executive in the aviation industry has spanned over 30 years, where he has held successful leadership roles in several areas such as aircraft development and production, sales, service, and profit and loss ownership. Mr. Bond spent 10 years at Sikorsky Aircraft Corporation, a corporation specializing in designing, manufacturing and servicing helicopters, as Vice President, Corporate Strategy, Chief Marketing Officer, and President, Commercial Systems and Services. Mr. Bond currently serves on the board of directors of TECT Aerospace, a business unit of TECT Corporation, a conglomerate of privately held aerospace companies. Mr. Bond has also served on the board of directors of domestic and international companies, namely Shanghai Sikorsky Aircraft Company Limited, New Eclipse Aerospace, and PZL Mielec Aircraft Company. Mr. Bond holds a Masters of Business Administration from Texas Christian University. Mr. Bond brings to our board of directors a seasoned expertise in the aerospace industry, an internationally-minded approach to business development, and general business acumen.

Janet K. Cooper has been a director since April 2019 and chair of the Audit & Finance Committee since June 2019. From 2002 to 2008, Ms. Cooper served as Senior Vice President and Treasurer of Qwest Communications International Inc. (now operating as CenturyLink). From 2001 to 2002, she served as Chief Financial Officer and Senior Vice President of McDATA Corporation, which was subsequently acquired by Brocade. From 1992 to 2001, she served in various senior level finance positions at US West Inc. and the Quaker Oats Company, including as Vice President, Finance and Controller at US West Inc. from 1999 to 2000, and Vice President-Tax and Treasurer at Quaker Oats Company from 1997 to 1998. Ms. Cooper serves as an independent director, audit committee chair, and finance committee member of The Toro Company (NYSE: TTC) and as an independent director, audit committee, and public policy committee member of Lennox International (NYSE: LII). She is also a member of the Board of Trustees of Rose-Hulman Institute of Technology and is chair of Rose-Hulman’s investment management committee. From 2014 to 2019, Ms. Cooper served on the board of directors of Resonant, Inc. From 2008 to 2016, Ms. Cooper served on the board of directors of MWH Global, Inc., a private engineering, consulting, and construction management firm focused on water and natural resources for built infrastructure and the environment, which was acquired by Stantec in May 2016. Ms. Cooper received her MBA from the University of Chicago, Booth School of Business and holds a Masters in Applied Math from the University of Illinois. She graduated summa cum laude from the University of Illinois with a double major in Math/Computer Science and Economics. Ms. Cooper brings to our board of directors a substantial financial background and extensive experience in capital markets, tax, and accounting matters.

Michael Faber has been a director since August 2013 and chair of our Nominating and Corporate Governance Committee since June 2014. Since 1996, Mr. Faber has served as Chief Executive Officer of NextPoint Management Company, Inc., an investment and strategic advisory firm, advising family offices on a variety of issues, including asset manager selection and oversight, direct investing, and trust and estates. Additionally, Mr. Faber currently serves as a senior advisor to a family office with more than $2 billion in assets and as a director or senior advisor to a number of private companies and asset management firms. From 1990 to 2008, Mr. Faber was a General Partner of the NextPoint and Walnut family of investment funds, focusing on private equity, venture capital, and structured investments. Previously, Mr. Faber was a senior advisor to the law firm of Akerman, of counsel to the law firm of Mintz Levin, an attorney with the law firm of Arnold & Porter, and a senior consultant to The Research Council of Washington, the predecessor to The Corporate Executive Board Company. Mr. Faber has served on audit and compensation committees for a number of companies. Mr. Faber is an honors graduate and John M. Olin Fellow of the University of Chicago Law School and attended the Johns Hopkins University School of International Studies and the State University of New York. Mr. Faber brings to our board of directors his legal and financial expertise as well as his years of investment and general business experience.

Kenneth Hauser has been our Vice President of Global Supply Chain Management and Quality since 2020. Prior to that he was Vice President of Global Supply Chain Management since 2013. Prior to that he held the position of Director, Global Supply Chain Management for which he was hired in 2011. Prior to joining CPI Aero, Mr. Hauser had a 30-year career at Northrop Grumman where he held various management positions for Manufacturing/Operations and Global Supply Chain. Mr. Hauser’s last position with Northrop Grumman was as the E-2D Global Supply Chain Program Manager, where he had responsibility for cost, quality and schedule performance of all procured parts and major aircraft structures. Mr. Hauser holds a Bachelor of Technology in Management of Technology from State University of New York at Farmingdale and a Master of Science in Management of Technology from Polytechnic University.

Douglas McCrosson has been our Chief Executive Officer, President and a director since March 2014. Mr. McCrosson joined the Company in 2003 as Director of Business Development. During his tenure, he has held positions of increasing responsibility, including Vice President of Business Development and Senior Vice President of Operations, where he headed CPI’s business development, engineering, procurement and manufacturing operations. Subsequently, he was promoted to the position of Chief Operating Officer in January 2010 before becoming President and Chief Executive Officer. He has 35 years of aerospace experience, having started his career as a mechanical engineer at Grumman Corporation, now Northrop Grumman. Mr. McCrosson holds a Bachelor of Science degree in mechanical engineering from the State University of New York at Buffalo and a Master of Science degree in Management from the New York University Polytechnic School of Engineering. He is a member of the Board of Governors of the Aerospace Industries Association, a trade association representing major aerospace and defense manufacturers and suppliers in the United States. He is a member of the Board of Directors of the Long Island Association, the leading business association in the Long Island region. Mr. McCrosson provides our board of directors with unique knowledge of the Company’s business, operations and management and his other extensive experience in the Company’s industry.

Walter Paulick has been a director since April 1992. He served as the chair of our Nominating and Corporate Governance Committee from March 2004 until June 2015 and as chair of our Audit Committee from June 2006 until April 2007. Mr. Paulick is a self-employed real estate development consultant. From 1982 to November 1992, Mr. Paulick was a vice president of Parr Development Company, Inc., a real estate development company. From 1974 to 1982, Mr. Paulick was a vice president of National Westminster U.S.A. Mr. Paulick holds an Associate degree in Applied Science from Suffolk Community College and a Bachelor of Business Administration from Dowling College. Mr. Paulick’s background in banking and real estate development, and his general business knowledge provides our board of directors with a diverse perspective on the Company’s industry and business in our region.

Thomas Powers has been our Acting Chief Financial Officer and Secretary since February 12, 2020. Mr. Powers has been employed by the Company since January 2019, serving as Director of Financial Planning and Analysis. Prior to joining the Company, Mr. Powers worked for Triumph Group, a multi-billion dollar publicly owned aerospace manufacturer, where he last served as Vice President of Financial Planning and Analysis. At Triumph, he previously held positions of Group Controller, Division Controller and served as Interim Chief Financial Officer.

Eric S. Rosenfeld is the chairman emeritus of our board of directors. Mr. Rosenfeld served as the non-executive chairman of our board of directors from January 2005 until November 2018. He has also served as chairman of our Strategic Planning Committee since April 2003. Mr. Rosenfeld has been the President and Chief Executive Officer of Crescendo Partners, L.P., a New York based investment firm, since its formation in November 1998. Prior to forming Crescendo Partners, he held the position of Managing Director at CIBC Oppenheimer and its predecessor company, Oppenheimer & Co., Inc., for 14 years. Mr. Rosenfeld currently serves as a director for several companies, including Primo Water (NYSE:PRMW), a water services company, NextDecade LLC (Nasdaq: NEXT) (and Harmony Merger Corp. prior to its merger with NextDecade LLC, for which he also served as Chief Executive Officer), a natural gas development company, Pangea Logistics Solutions Ltd. (Nasdaq: PANL) (and Quartet Merger Corp. prior to its merger with Pangea Logistics Solutions Ltd., for which he also served as Chief Executive Officer), a maritime logistics and shipping company, and Aecon Group, Inc. (TSE: ARE), a construction company. Mr. Rosenfeld previously served on the board of directors of several companies, including Absolute Software Corporation (TSE: ABT), a provider of security and management for computers and ultra-portable devices, SAExploration Holdings Inc. (Nasdaq: SAEX) (and Trio Merger Corp. prior to its merger with SAEX, for which he also served as Chief Executive Officer), a geophysical services company, Primoris Services Corporation (Nasdaq: PRIM) (and Rhapsody Acquisition Corporation prior to its merger with PRIM, for which he also served as Chief Executive Officer), a holding company for specialty contractor and infrastructure businesses, DALSA Corp., a digital imaging and semiconductor manufacturer, and Hill International Inc. (NYSE: HIL) (and Arpeggio Acquisition Corp. prior to its merger with HIL, for which he also served as Chief Executive Officer), a construction project management firm. Mr. Rosenfeld is a regular guest lecturer at Columbia Business School and has served on numerous panels at Queen’s University Business Law School Symposia, McGill Law School, the World Presidents’ Organization and the Value Investing Congress. He is a senior faculty member at the Director’s College. He has also been a guest host on CNBC. Mr. Rosenfeld received an A.B. in economics from Brown University and an M.B.A. from the Harvard Business School. Mr. Rosenfeld provides our board of directors with expertise in finance and financial markets and with experience derived from his service on the boards of other public and private companies.

Terry Stinson is the Non-Executive Chairman of the Board, a position which he has held since November 2018. Mr. Stinson was the chairman of the compensation committee of the board from June 2014 until June 2019 and has been a director since June 2014. Mr. Stinson is Chief Executive Officer of his own consulting practice, Stinson Consulting, LLC, a position he has held since 2001. Stinson Consulting is engaged in strategic alliances and marketing for the aerospace industry. From January 2013 until May 31, 2014, he served as Executive Vice President of AAR CORP., an international, publicly traded aerospace manufacturing and services company. Mr. Stinson currently serves as an independent consultant to AAR CORP. From August 2007 until January 2013, Mr. Stinson served as Group Vice President of AAR CORP. From 2002 to 2005, Mr. Stinson served as Chief Executive Officer of Xelus, Inc., a collaborative enterprise service management solution company. From 1998 to 2001, Mr. Stinson was Chairman and Chief Executive Officer of Bell Helicopter Textron Inc., the world’s leading manufacturer of vertical lift aircraft, and served as President from 1996 to 1998. From 1991 to 1996, Mr. Stinson served as Group Vice President and Segment President of Textron Aerospace Systems and Components for Textron Inc. From 1986 to 1996, he was President of the Hamilton Standard division of United Technologies Corporation, a defense supply company. Mr. Stinson recently completed his term as a director of Lennox International Inc., a company engaged in the design and manufacture of heating, ventilation, air conditioning and refrigeration products, where he served on such company’s Board Governance, Compensation, and Human Resources Committees. Mr. Stinson previously served as a director of Triumph Group, Inc., a company engaged in the manufacturing and repair of aircraft components, subassemblies, and systems, from September 2003 to March 2008. As a former senior executive of two Fortune 500 companies, Mr. Stinson contributes to our board of directors his extensive management and marketing experience in the aerospace industry, as well as his general business acumen and experience developed by serving on other public company boards.

Item 11. EXECUTIVE COMPENSATION

Compensation Objectives

Our compensation program is designed to attract, retain, and motivate highly qualified executive officers in the competitive aerospace and defense industry. Additionally, a substantial portion of total compensation of our Named Executive Officers is variable and delivers rewards based on Company and individual performance. Company performance is measured against metrics established by the Compensation & Human Resources Committee during the first quarter of each year. Such metrics typically focus on the achievement of financial targets such as revenue and free cash flow, to align executive’s pay with the Company’s financial results and the creation of shareholder value. Individual performance is measured against each individual’s contributions to the Company’s overall success.

There are three major components to our compensation program for our Named Executive Officers:

●	Base Salary - fixed compensation, designed to recognize responsibilities, experience, and performance.
●	Short-Term Cash Incentives - annual cash incentive, as a percentage of base salary, paid upon the achievement of Company performance goals set by the Compensation & Human Resources Committee during the first fiscal quarter. This variable at-risk compensation motivates and rewards executives with respect to short-term performance.
●	Long-Term Equity Incentives - annual grants of restricted stock, 50% of which is subject to time-based vesting, and 50% of which vests upon the achievement of Company financial performative-metric thresholds set by our Compensation & Human Resources Committee. This variable at-risk compensation aligns executive interests with long-term shareholder value creation.

Summary Compensation Table

The following table sets forth the compensation paid to or earned by each of our Named Executive Officers for each of the fiscal years ended December 31, 2019 and 2018:

Name and Position	Year	Salary ($)(1)		Stock Awards ($)(2)		Non-Equity Incentive Compensation ($)(3)		All Other ($)		Total ($)
Douglas McCrosson	2019	365,761		274,319	(4)	—	(5)	28,836	(6)	668,916
Chief Executive Officer	2018	365,761		274,320	(7)	135,215		23,341	(8)	798,637
Vincent Palazzolo*	2019	272,195	(9)	108,019	(10)	—		366,122	(11)	746,336
Former Chief Financial Officer	2018	286,048		107,267	(12)	53,697		23,952	(13)	470,964
Dan Azmon*	2019	34,615	(14)	73,700	(15)	30,000	(16)	577	(17)	138,892
Former Chief Financial Officer	2018	—		—		—		—		—
Kenneth Hauser	2019	221,676		55,419	(18)	48,171		2,801	(19)	328,067
VP of Global Supply Chain Mgmt./Quality	2018	217,329		54,333	(20)	64,936		2,921	(21)	339,519

* Thomas Powers began his service as our Acting Chief Financial Officer on February 12, 2020. Previously, Dan Azmon served as our Chief Financial Officer from November 2019 until his resignation on February 10, 2020, and Vincent Palazzolo served as our Chief Financial Officer from 2004 until November 2019.

(1)	Reflects actual base salary amounts paid to for each of the years indicated.
(2)	Reflects grant date fair market value of restricted stock grants awarded to our Named Executive Officers as part of their performance-based annual bonus.
(3)	Represents amounts awarded in cash to our Named Executive Officers as part of their performance-based annual bonus. Awards were earned in the year provided, but were not made until the following fiscal year.
(4)	Does not reflect the aggregate of 18,930 shares which Mr. McCrosson will forfeit on the date that this Annual Report on Form 10-K is filed, in accordance with the terms of his restricted stock award agreements with the Company.

(5)	Mr. McCrosson and the Compensation & Human Resources Committee agreed that Mr. McCrosson would forego $97,783 of short-term incentive cash bonus that Mr. McCrosson earned for 2019 in consideration of the recent decline in the Company’s stock price and the challenges the Company is facing due to economic conditions and uncertainties resulting from the COVID-19 pandemic.
(6)	Represents (a) $17,155 of an automobile lease, insurance, and maintenance attributable to personal use; (b) $6,222 of disability insurance premiums; and (c) $5,459 of 401(k) contributions.

(7)	Does not reflect the aggregate of 13,679 shares which Mr. McCrosson forfeited on April 2, 2019 in accordance with the terms of his restricted stock award agreements with the Company.
(8)	Represents (a) $12,653 of an automobile lease, insurance, and maintenance attributable to personal use; (b) $6,595 of disability insurance premiums; and (c) $4,093 of 401(k) contributions.
(9)	Represents a pro-rated amount of Mr. Palazzolo’s annual base salary of $286,048 through his termination by the Company without cause in November 2019.
(10)	Does not reflect the aggregate of 38,906 shares which Mr. Palazzolo forfeited upon his termination by the Company without cause in November 2019 in accordance with the terms of his restricted stock award agreements with the Company.
(11)	Includes an aggregate severance payment of $339,614 and the following perquisites paid in 2019: (a) $16,476 of an automobile lease, insurance, and maintenance attributable to personal use; (b) $5,082 of disability insurance premiums; and (c) $4,950 of 401(k) contributions.
(12)	Does not reflect the aggregate of 6,224 shares which Mr. Palazzolo forfeited on April 2, 2019 in accordance with the terms of his restricted stock award agreements with the Company.
(13)	Represents (a) $10,112 of an automobile lease, insurance and maintenance attributable to personal use, (b) $5,399 of disability insurance premiums; and (c) $8,441 of 401(k) contributions.
(14)	Represents six weeks’ pro-rated salary at an annual rate of $300,000.
(15)	Represents the equity portion of a signing bonus. Such amount was subsequently forfeited when Mr. Azmon resigned.
(16)	Represents the non-equity portion of a signing bonus. Such amount was subsequently forfeited when Mr. Azmon resigned.
(17)	Represents (a) $505 of an automobile lease, insurance and maintenance attributable to personal use and (b) $72 of disability insurance premiums.
(18)	Does not reflect an aggregate of 3,904 shares which Mr. Hauser will forfeit on the date that this Annual Report on Form 10-K is filed, in accordance with the terms of his restricted stock award agreements with the Company.
(19)	Represents (a) $1,920 of an automobile lease, insurance and maintenance attributable to personal use and (b) $881 of disability insurance premiums.
(20)	Does not reflect an aggregate of 2,843 shares which Mr. Hauser forfeited on April 2, 2019 in accordance with the terms of his restricted stock award agreements with the Company.
(21)	Represents (a) $2,040 of an automobile lease, insurance and maintenance attributable to personal use and (b) $881 of disability insurance premiums.

Compensation Arrangements for Named Executive Officers

Douglas McCrosson

In 2016, Mr. McCrosson entered into a Severance and Change in Control Agreement with us (the “Severance and Change in Control Agreement”), the details of which are outlined below under the heading “Payments upon Termination or Change in Control.” Pursuant to the Severance and Change in Control Agreement, Mr. McCrosson is prohibited from disclosing confidential information and he has agreed not to compete with us without our consent during the term of employment and for 18 months thereafter, so long as we make severance payments to Mr. McCrosson pursuant to the agreement.

During 2018, Mr. McCrosson’s base salary was $365,761. He was entitled to receive a non-discretionary performance based cash bonus equal to 60% of his base salary upon the attainment of Company growth targets measured by pre-tax income, return on invested capital, free cash flow, and revenue, plus an additional non-discretionary performance based cash bonus equal to 3% of his base salary upon the attainment of each of five performance objectives, for an aggregate of 15%. For the year ended December 31, 2018, Mr. McCrosson received $135,215 in performance-based cash compensation, which was paid in 2019. In addition, Mr. McCrosson was awarded an aggregate of 33,251 shares of restricted stock (with a fair market value on the date of grant of $274,320) pursuant to the Company’s 2016 long-term incentive plan. The shares of restricted stock vest on a four-year schedule, as follows: 50% of the shares are subject to time-based vesting, and vest in four equal annual installments on the day after the filing of the Company’s Annual Report on Form 10-K each year; the remaining 50% of the shares are subject to performance based vesting, and vest upon the achievement of all Company financial performative-metric thresholds for each fiscal year as identified by our Compensation & Human Resources Committee no later than 90 days following January 1 of the applicable fiscal year. The fiscal 2018 metrics were growth targets measured by backlog, revenue, and year-end inventory. The 2018 performance-based vesting metrics were not all met and, therefore, Mr. McCrosson forfeited 13,679 shares of restricted stock, representing the performance-based portion of the restricted stock granted in 2018, 2017, and 2016.

During 2019, Mr. McCrosson’s base salary was $365,761. He was entitled to receive a non-discretionary performance based cash bonus equal to 60% of his base salary upon the attainment of Company growth targets measured by pre-tax income, cash flow from operations, revenue, and book to bill ratio, plus an additional non-discretionary performance based cash bonus equal to 3% of his base salary upon the attainment of each of four performance objectives, for an aggregate of 12%. Mr. McCrosson and the Compensation & Human Resources Committee agreed that Mr. McCrosson would forego $97,783 of short-term incentive cash bonus that Mr. McCrosson earned for 2019 in consideration of the recent decline in the Company’s stock price and the challenges the Company is facing due to economic conditions and uncertainties resulting from the COVID-19 pandemic. In addition, during 2019, Mr. McCrosson was awarded an aggregate of 42,009 shares of restricted stock (with a fair market value on the date of grant of $274,319) pursuant to the Company’s 2016 long-term incentive plan. The shares of restricted stock vest on a four-year schedule, as follows: 50% of the shares are subject to time-based vesting, and vest in four equal annual installments on the day after the filing of the Company’s Annual Report on Form 10-K each year; the remaining 50% of the shares are subject to performance based vesting, and vest upon the achievement of all Company financial performative-metric thresholds for each fiscal year as identified by our Compensation & Human Resources Committee no later than 90 days following January 1 of the applicable fiscal year. The fiscal 2019 metrics were growth targets measured by revenue, pre-tax income, and cash flow from operations. The 2019 performance-based vesting metrics were not all met and, therefore, Mr. McCrosson will forfeit 18,930 shares of restricted stock on the date this Annual Report on Form 10-K is filed, representing the performance-based portion of the restricted stock granted in 2019, 2018, 2017, and 2016.

Vincent Palazzolo

During 2018, Mr. Palazzolo’s base salary was $286,048. He was entitled to receive a non-discretionary performance based cash bonus equal to 45% of his base salary upon the attainment of Company growth targets measured by pre-tax income, return on invested capital, free cash flow, and revenue. For the year ended December 31, 2018, Mr. Palazzolo received $53,697 in performance-based cash compensation. In addition, Mr. Palazzolo was awarded an aggregate of 13,002 shares of restricted stock (with a fair market value on the date of grant of $107,267) pursuant to the Company’s 2016 long-term incentive plan. The shares of restricted stock vest on a four-year schedule, as follows: 50% of the shares are subject to time-based vesting, and vest in four equal annual installments on the day after the filing of the Company’s Annual Report on Form 10-K each year; the remaining 50% of the shares are subject to performance based vesting, and vest upon the achievement of all Company financial performative-metric thresholds for each fiscal year as identified by our Compensation & Human Resources Committee no later than 90 days following January 1 of the applicable fiscal year. The fiscal 2018 metrics were growth targets measured by backlog, revenue, and year-end inventory. The 2018 performance-based vesting metrics were not all met and, therefore, Mr. Palazzolo forfeited 6,224 shares of restricted stock, representing the performance-based portion of the restricted stock granted in 2018, 2017, and 2016.

During 2019, Mr. Palazzolo’s base salary was $272,195, representing an eleven-month pro-rated amount of his annual base salary of $286,048 through his termination in November 2019. Upon his termination, Mr. Palazzolo was entitled to severance payments in an amount of $339,614. He forfeited an aggregate of 38,906 shares of restricted stock, representing the performance-based portion of the restricted stock granted in 2019, 2018, 2017, and 2016.

Dan Azmon

Mr. Azmon served as our Chief Financial Officer from November 2019 until his resignation on February 10, 2020. During 2019, Mr. Azmon received a base salary of $34,615, representing a two-month pro-rated amount of his annual base salary of $300,000. Mr. Azmon also received a cash signing bonus in the amount of $30,000 and an equity grant of 10,000 shares of restricted common stock, which shares were subject to cliff vesting on November 18, 2022 subject to Mr. Azmon’s continuing employment with the Company. Upon Mr. Azmon’s resignation on February 10, 2020, he repaid the cash signing bonus and forfeited the equity portion of his signing bonus.

Kenneth Hauser

In 2016, Mr. Hauser entered into a Severance and Change in Control Agreement with us, the details of which are outlined below under the heading “Payments upon Termination or Change in Control.” Pursuant to the Severance and Change in Control Agreement, Mr. Hauser is prohibited from disclosing confidential information and he has agreed not to compete with us without our consent during the term of employment and for 12 months thereafter, so long as we make severance payments to Mr. Hauser pursuant to the agreement.

During 2018, Mr. Hauser’s base salary was $217,329. He was entitled to receive a non-discretionary performance based cash bonus targeted at 25% of his base salary upon the attainment of Company targets measured by revenue, inventory levels, and product deliveries, among other measures. For the year ended December 31, 2018, Mr. Hauser received $64,936 in performance-based cash compensation, which was paid in 2019. In addition, Mr. Hauser was awarded an aggregate of 6,586 shares of restricted stock (with a fair market value on the date of grant of $54,333) pursuant to the Company’s 2016 long-term incentive plan. The shares of restricted stock vest on a four-year schedule, as follows: 50% of the shares are subject to time-based vesting, and vest in four equal annual installments on the day after the filing of the Company’s Annual Report on Form 10-K each year; the remaining 50% of the shares are subject to performance based vesting, and vest upon the achievement of all Company financial performative-metric thresholds for each fiscal year as identified by our Compensation & Human Resources Committee no later than 90 days following January 1 of the applicable fiscal year. The fiscal 2018 metrics were growth targets measured by backlog, revenue, and year-end inventory. The 2018 performance-based vesting metrics were not all met and, therefore, Mr. Hauser forfeited 2,843 shares of restricted stock, representing the performance-based portion of the restricted stock granted in 2018, 2017, and 2016.

During 2019, Mr. Hauser’s base salary was $221,676. He was entitled to receive a non-discretionary performance based cash bonus targeted at 25% of his base salary upon the attainment of Company targets measured by revenue, inventory levels, and product deliveries, among other measures. For the year ended December 31, 2019, Mr. Hauser received $48,171 in performance-based cash compensation, which was paid in 2020. In addition, during 2019, Mr. Hauser was awarded an aggregate of 8,487 shares of restricted stock (with a fair market value on the date of grant of $55,419) pursuant to the Company’s 2016 long-term incentive plan. The shares of restricted stock vest on a four-year schedule, as follows: 50% of the shares are subject to time-based vesting, and vest in four equal annual installments on the day after the filing of the Company’s Annual Report on Form 10-K each year; the remaining 50% of the shares are subject to performance based vesting, and vest upon the achievement of all Company financial performative-metric thresholds for each fiscal year as identified by our Compensation & Human Resources Committee no later than 90 days following January 1 of the applicable fiscal year. The fiscal 2019 metrics were growth targets measured by revenue, pre-tax income, and cash flow from operations. The 2019 performance-based vesting metrics were not all met and, therefore, Mr. Hauser will forfeit 3,904 shares of restricted stock on the date this Annual Report on Form 10-K is filed, representing the performance-based portion of the restricted stock granted in 2019, 2018, 2017, and 2016.

Outstanding Equity Awards at Fiscal Year-End

The following tables summarize the outstanding stock awards as of December 31, 2019 for each Named Executive Officer:

	Stock Awards
Name	Number of Shares of Stock Unvested (#)(1)		Equity Incentive Plan Awards: Number of Unearned Shares (#)(2)		Market Value of Shares Unvested ($)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares ($)(3)
Douglas McCrosson Chief Executive Officer	85,239	(4)	37,801	(5)	254,402	573,657
Vincent Palazzolo Chief Financial Officer*	—	(6)	52,624	(6)	—	354,156
Dan Azmon Chief Financial Officer*	10,000	(7)	—		73,700	—
Kenneth Hauser Vice President of Global Supply Chain and Quality	16,830	(8)	8,378	(9)	107,202	56,387

* Dan Azmon served as our Chief Financial Officer from November 2019 until his resignation on February 10, 2020, and Vincent Palazzolo served as our Chief Financial Officer from 2004 until November 2019.

(1)	Reflects shares of restricted stock granted pursuant to the Company’s 2016 long-term incentive plan which have yet to vest. The shares of restricted stock vest on a four-year schedule, as follows: 50% of the shares are subject to time-based vesting, and vest in four equal annual installments on the day after the filing of the Company’s Annual Report on Form 10-K each year; the remaining 50% of the shares are subject to performance-based vesting, and vest upon the achievement of all Company financial performative-metric thresholds for each fiscal year as identified by our Compensation & Human Resources Committee no later than 90 days following January 1 of the applicable fiscal year. The fiscal 2016 metrics were growth targets measured by EBITDA and revenue, the fiscal 2017 metrics were growth targets measured by revenue and year-end inventory, the fiscal 2018 metrics were growth targets measured by backlog, revenue, and year-end inventory, and the fiscal 2019 metrics were growth targets measured by measured by revenue, pre-tax income, and cash flow from operations.
(2)	Reflects shares of restricted stock granted pursuant to the Company’s 2016 long-term incentive plan which were forfeited in 2017, 2018, and 2019, and shares of restricted stock withheld to satisfy tax obligations. Does not include shares of restricted stock granted pursuant to the Company’s 2016 long-term incentive plan which were or will be forfeited in 2020.

(3)	Calculated using the closing price per share of the Company’s common stock on the last date of fiscal year 2019.
(4)	Includes (i) 10,398 unvested shares of restricted stock initially granted on August 2, 2016, (ii) 17,295 unvested shares of restricted stock initially granted on March 2, 2017, (iii) 24,938 shares of restricted stock initially granted on March 20, 2018, and (iv) 42,009 unvested shares of restricted stock initially granted on April 2, 2019, less an aggregate of 9,401 shares withheld to satisfy tax obligations.
(5)	Includes (i) the forfeiture of an aggregate of 15,596 shares of restricted stock initially granted on August 2, 2016, and (ii) the forfeiture of an aggregate of 8,648 shares of restricted stock initially granted on March 2, 2017, (iii) the forfeiture of an aggregate of 4,156 shares of restricted stock initially granted on March 20, 2018, (iv) no forfeiture of restricted stock initially granted on April 2, 2019 (as such shares had not vested or been forfeited as of December 31, 2019), and (v) and an aggregate of 9,401 shares withheld to satisfy tax obligations.
(6)	Upon the termination of Mr. Palazzolo’s employment in November 2019, all unvested shares of restricted stock were forfeited.
(7)	Such shares were forfeited upon Mr. Azmon’s resignation on February 10, 2020.
(8)	Includes (i) 2,318 unvested shares of restricted stock initially granted on August 2, 2016, (ii) 3,442 unvested shares of restricted stock initially granted on March 2, 2017, (iii) 4,940 shares of restricted stock initially granted on March 20, 2018, and (iv) 8,487 unvested shares of restricted stock initially granted on April 2, 2019, less an aggregate of 2,357 shares withheld to satisfy tax obligations.
(9)	Includes (i) the forfeiture of an aggregate of 3,477 shares of restricted stock initially granted on August 2, 2016, and (ii) the forfeiture of an aggregate of 1,721 shares of restricted stock initially granted on March 2, 2017, (iii) the forfeiture of an aggregate of 823 shares of restricted stock initially granted on March 20, 2018, (iv) no forfeiture of restricted stock initially granted on April 2, 2019 (as such shares had not vested or been forfeited as of December 31, 2019), and (iv) and an aggregate of 2,357 shares withheld to satisfy tax obligations.

Pension Benefits

Other than our 401(k) plan, we do not maintain any other plan that provides for payments or other benefits at, following, or in connection with retirement.

Payments upon Termination or Change in Control

The Severance and Change in Control agreements with our Named Executive Officers provide for varying types and amounts of payments and additional benefits upon termination of employment, depending on the circumstances of the termination.

●	Termination without cause. If employment is terminated by the Company other than for cause, as defined in the agreements, then (i) with respect to Mr. McCrosson, he is entitled to (x) continued salary for 18 months, (y) any earned cash bonus not yet paid for the preceding fiscal year, and (z) a pro-rata cash bonus calculated using the prior year’s cash bonus amount, and (ii) with respect to Mr. Palazzolo, Mr. Azmon, Mr. Powers, or Mr. Hauser, he is entitled to (x) continued salary for 12 months, (y) any earned cash bonus not yet paid for the preceding fiscal year, and (z) a pro-rata cash bonus calculated using the prior year’s cash bonus amount. A non-competition provision will apply for as long as severance payments are being paid. Any unvested restricted stock will be forfeited and any unexercised options will expire.

●	Termination for cause, or if the executive quits. If one of our Named Executive Officers voluntarily terminates his employment, or if the Company terminates his employment for cause, he is not entitled to any severance payments and is not bound by a non-compete clause; however, he is still bound by any confidentially and non-disparagement duties. Any unvested restricted stock will be forfeited and any unexercised options will expire.

●	Termination for disability. If one of our Named Executive Officers is terminated because of a disability, as defined in the Severance and Change in Control agreements, then he will receive severance as if he had been terminated without cause.

●	Termination following a change in control. If the employment of one of our Named Executive Officers is terminated within 18 months following a change in control by the Company other than for cause or disability or by him for good reason (all such terms as defined in the Severance and Change in Control Agreements), he is entitled to (i) his base salary earned through the date of termination, (ii) any earned cash bonus not yet paid for the preceding fiscal year, and (iii) a pro rata portion of his annual cash bonus for the portion of the year he worked, assuming all applicable targets had been met. In addition, he will be entitled to a change in control payment: (x) for Mr. McCrosson, in an amount equal to two times total compensation (base salary plus earned cash bonus) for either the prior full fiscal year, or the preceding fiscal year, whichever is the highest total compensation; (y) for Mr. Palazzolo, Mr. Azmon, Mr. Powers, or Mr. Hauser, in an amount equal to one and one-half times his base salary for the prior full fiscal year. Upon any change in control, all outstanding stock options and restricted stock will vest immediately for such Named Executive Officer. Health insurance and other fringe benefits will continue for the Named Executive Officer for a period of six months after termination.

The following table summarizes the amounts payable upon termination of employment for our Named Executive Officers, assuming termination occurred on December 31, 2019 under the current Severance and Change in Control Agreements with each such Named Executive Officer. For purposes of presenting amounts payable over a period of time (e.g., salary continuation), the amounts are shown as a single total but not as a present value (the single sum does not reflect any discount). To the extent the termination accelerates vesting of equity awards, the value presented below is based upon the Company’s stock price as of December 31, 2019, and assumes the achievement of all applicable performance benefits.

Potential Termination Payments
Name	Disability		By Company for Cause		By Company without Cause		Change in Control
	Cash ($)	Equity	Cash ($)	Equity	Cash ($)	Equity	Cash ($)	Equity
Douglas McCrosson	683,866	—	—	—	683,866	—	1,137,167	47,379
Vincent Palazzolo*	339,614	—	—	—	339,614	—	482,769	38,907
Dan Azmon*	300,000	—	—	—	300,000	—	450,000	10,000
Thomas Powers*	—	—	—	—	—	—	—	—
Kenneth Hauser	254,928	—	—	—	254,928	—	587,444	11,379

* Mr. Powers began his service as our Acting Chief Financial Officer on February 12, 2020. Previously, Dan Azmon served as our Chief Financial Officer from November 2019 until his resignation on February 10, 2020, and Vincent Palazzolo served as our Chief Financial Officer from 2004 until 2019. Upon Mr. Azmon’s resignation, he was not entitled to any severance and he repaid the cash signing bonus and forfeited the equity portion of his signing bonus. Upon his termination, Mr. Palazzolo was entitled to severance payments in an amount of $339,614. He forfeited an aggregate of 38,906 shares of restricted stock, representing the performance-based portion of the restricted stock granted in 2019, 2018, 2017, and 2016.

Compensation of Directors

Directors who are employees of the Company do not receive separate compensation for their service as a director. Our non-executive directors receive a mix of cash compensation and stock compensation for their service to our Company. Each year, our Compensation & Human Resources Committee determines the total amount of non-executive director compensation, as well as the allocation among cash and stock compensation, and takes into consideration, among other things, the Company’s performance relative to its guidance, the extent to which director compensation aligns the interests of our directors with the interests of our shareholders, compensation awarded to directors of similarly sized companies in our industry, and past practices. Our Compensation & Human Resources Committee is also tasked with reviewing the compensation paid to non-executive directors and making recommendations to our board of directors for any adjustments deemed necessary as a result of their review. In December 2018, our board of directors determined that the following structure would properly incentivize non-executive directors and adequately recognize the additional work performed by board committee chairs: Chairman of the Board, $200,000; Chairman of each of the Audit & Finance Committee and Strategic Planning Committee, $140,000 each; Chairman of the Compensation & Human Resources Committee, $125,000; Chairman of the Nominating and Corporate Governance Committee, $120,000; and all other non-executive directors, $100,000 each. Mr. Stinson, who served as both non-executive chairman of the board and chairman of the Compensation Committee (until Mr. Bond became chairman of the Compensation & Human Resources Committee in June 2019), waived his additional compensation as chairman of the Compensation Committee.

The following table summarizes the compensation of our non-executive directors for the year ended December 31, 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Harvey Bazaar(2)	28,000	42,003	70,003
Janet Cooper(3)	37,823	56,733	94,556
Carey Bond(4)	45,583	68,375	113,958
Michael Faber	48,000	72,000	120,000
Walter Paulick	40,000	60,000	100,000
Eric Rosenfeld	56,000	84,000	140,000
Terry Stinson	80,000	120,000	200,000

(1)	Represents stock awarded to directors during 2019 in the form of RSUs, all of which had vested by December 31, 2019. The Company accounts for compensation expense associated with RSUs based on the fair value of the units on the date of grant.

(2)	Mr. Bazaar retired from our board of directors in June 2019. Represents the pro-rated portion of compensation.

(3)	Ms. Cooper joined our board of directors in May 2019 and became chair of our Audit and Finance Committee in June 2019. Represents the pro-rated portion of compensation.

(4)	Mr. Bond became chair of our Compensation and Human Resources Committee in June 2019. Includes the pro-rated portion of his additional compensation.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table and accompanying footnotes below set forth certain information as of August 24, 2020 with respect to the ownership of our common stock by:

●

each person or group who beneficially owns more than 5% of our common stock;

●

each of our directors and our director nominees;

●

each of our Named Executive Officers; and

●

all of our directors and executive officers as a group.

A person is deemed to be the beneficial owner of securities that can be acquired by the person within 60 days from the record date. Accordingly, common stock issuable upon exercise of options that are currently exercisable, or exercisable within 60 days of August 24, 2020, have been included in the table with respect to the beneficial ownership of the person owning the options.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)		Percent of Class(3)
Current Directors and Officers:
Douglas McCrosson	125,725	(4)	1.1%
Thomas Powers	—		0.0%
Kenneth Hauser	22,852	(5)	*
Carey Bond	40,484		*
Janet Cooper	20,835		*
Michael Faber	43,134		*
Walter Paulick	59,324		*
Eric Rosenfeld	760,415	(6)	6.4%
Terry Stinson	80,748		*
All current directors and named executive officers as a group (nine persons)	1,153,517		9.7%
Five Percent Holders:
Jeffrey L. Feinberg	983,443	(7)	8.3%
Royce & Associates, LLC	732,366	(8)	6.2%
Dimensional Fund Advisors LP	619,742	(9)	5.2%
The Vanguard Group	606,169	(10)	5.1%
Russell Investments Group, Ltd.	598,360	(11)	5.0%
David W. Wright	600,000	(12)	5.1%

*Less than 1%

(1)	Unless otherwise noted, the business address of each of the following persons is c/o CPI Aerostructures, Inc., 91 Heartland Blvd., Edgewood, New York 11717.
(2)	Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them, subject to community property laws, where applicable. With respect to our executive officers, this includes both time-based and performance-based restricted stock awards that are forfeitable until the vesting date or performance certification date, as applicable. It does not include portions of restricted stock awards which have been forfeited. With respect to our non-executive directors, this includes time-based RSUs. RSUs are granted on the first day of the year and vest quarterly upon completion of service as a director. Such shares of restricted stock and such RSUs are included herein because they confer voting rights and therefore may be deemed to be beneficially owned under Rule 13d-3(a)(1) promulgated under the Exchange Act.

(3)	As of August 24, 2020, there were 11,876,610 shares of our common stock issued and outstanding. Each person beneficially owns a percentage of our outstanding common stock equal to a fraction, the numerator of which is the number shares of our common stock held by such person plus the number of shares of our common stock that such person can acquire within 60 days the record date upon the exercise of options, if applicable, and the denominator of which is 11,876,610 (the number of shares of our common stock outstanding) plus the number of shares of our common stock such person can so acquire during such 60-day period.
(4)	Includes an aggregate of 47,379 shares subject to time-based or performance-based vesting. Does not reflect shares to be granted to Mr. McCrosson under the long-term incentive plan for 2020, or an aggregate of 18,930 shares which Mr. McCrosson will forfeit on the date that the Company’s Annual Report on Form 10-K is filed, representing the performance-based portion of the restricted stock granted in 2019, 2018, 2017, and 2016, in accordance with the terms of his restricted stock award agreements with the Company.

(5)	Includes an aggregate of 9,022 shares subject to time-based or performance-based vesting. Does not reflect shares to be granted to Mr. Hauser under the long-term incentive plan for 2020, or an aggregate of 3,904 shares which Mr. Hauser will forfeit on the date that the Company’s Annual Report on Form 10-K is filed, representing the performance-based portion of the restricted stock granted in 2019, 2018, 2017, and 2016, in accordance with the terms of his restricted stock award agreements with the Company.
(6)	Represents 250,145 shares of common stock owned individually and 510,270 shares of common stock held by Crescendo Partners II, L.P. Series L (“Crescendo Partners II”). Mr. Rosenfeld is the senior managing member of the sole general partner of Crescendo Partners II. Mr. Rosenfeld disclaims beneficial ownership of the shares held by Crescendo Partners II, except to the extent of his pecuniary interest therein.
(7)	The information with respect to Jeffrey L. Feinberg is derived from a Schedule 13G/A filed with the SEC on February 12, 2020. The business address of Jeffrey L. Feinberg is c/o Feinberg Investments Management LP, 972 Palisades Beach Road, Santa Monica, CA 90403.
(8)	The information with respect to Royce & Associates, LLC is derived from an Amendment to Schedule 13G/A filed with the SEC on January 21, 2020. The business address of Royce & Associates, LLC is 745 Fifth Avenue, New York, NY 10151.
(9)	The information with respect to Dimensional Fund Advisors LP is derived from a Schedule 13G/A filed with the SEC on February 12, 2020. Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-adviser to certain other commingled funds, group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) may possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. The business address of Dimensional is Building One, 6300 Bee Cave Road, Austin, TX 78746.
(10)	The information with respect to The Vanguard Group is derived from a Schedule 13G filed with the SEC on February 11, 2020. Vanguard Fiduciary Trust Company (“VFTC”), a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 1,598 shares or 0.01% of the Common Stock outstanding of the Company as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd. (“VIA”), a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 0 shares or 0.00% of the Common Stock outstanding of the Company as a result of its serving as investment manager of Australian investment offerings. The business address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.
(11)

The information with respect to Russell Investments Group, Ltd. is derived from a Schedule 13G filed with the SEC on February 12, 2020. The business address of Russell Investments Group, Ltd. is 1301 Second Ave, Suite 1800, Seattle, WA 98101.

(12)	The information with respect to David W. Wright is derived from a Schedule 13G filed with the SEC on June 12, 2020. The business address of Mr. Wright is 255 South 17th Street, Suite 1102, Philadelphia, PA 19103. Beneficial ownership includes 311,000 shares of common stock held by Henry Partners, L.P., 254,000 shares of common stock held by Matthew Partners, L.P., and 35,000 shares of common stock held by Mr. Wright individually. Mr. Wright is the President of Canine Partners, LLC, which is the sole general partner of Henry Investment Trust, L.P. Henry Investment Trust, L.P. is the sole general partner of each of Henry Partners, L.P. and Matthew Partners, L.P.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related-Party Transactions

Related-Party Policy.

Our code of ethics requires us to avoid, wherever possible, all related-party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by our board of directors (or our Audit & Finance Committee). A copy of the code of ethics may be found on our website at cpiaero.com/board. SEC rules generally define related-party transactions as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our common stock, or (c) immediate family member of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our Audit & Finance Committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. Our Audit & Finance Committee considers all relevant factors when determining whether to approve a related-party transaction, including whether the related-party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related-party’s interest in the transaction. No director may participate in the approval of any transaction in which he or she is a related-party, but that director is required to provide our Audit & Finance Committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire annually that elicits information about related-party transactions. These procedures are intended to determine whether any such related-party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee, or officer.

Related-Party Transactions.

There were no related-party transactions during the year ended December 31, 2019.

Independence of Directors

Our common stock is listed on the NYSE American LLC exchange (“NYSE American”), a stock exchange affiliated with the New York Stock Exchange. As a result, we follow the rules of the NYSE American exchange in determining whether a director is independent. The current NYSE American exchange listing standards define an “independent director” generally as a person, other than an officer or employee of the Company, who does not have a relationship with the Company that would interfere with the director’s exercise of independent judgment. Our board of directors consults with our legal counsel to ensure that our board of directors’ determinations are consistent with NYSE American exchange rules and all relevant securities and other laws and regulations regarding the independence of directors. Consistent with these considerations, our board of directors has determined that Carey Bond, Janet Cooper, Michael Faber, Walter Paulick, Eric Rosenfeld, and Terry Stinson will be independent directors of the Company for the ensuing year. The remaining director, Douglas McCrosson, is not independent because we currently employ him. All members of our Audit, Compensation, and Nominating and Corporate Governance Committees are independent.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of CohnReznick acts as our independent registered certified public accounting firm. The following fees were paid to CohnReznick for services rendered in years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Audit Fees(1)	$331,500	$361,580
Audit-Related Fees(2)	—	205,150
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$331,500	$566,730

(1)	Audit fees consist of fees billed for professional services by CohnReznick for audit and quarterly review of the Company’s consolidated financial statements during the years ended December 31, 2019 and 2018, and related services normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees represent the aggregate fees billed for assurance and related professional services rendered by CohnReznick that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “audit fees”. Audit-related fees represent fees billed for professional services rendered by CohnReznick in connection with the WMI Acquisition.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1. The following consolidated financial statements* are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2019 and 2018

Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

*The consolidated financial statements for the fiscal year ended December 31, 2018 have been restated as further discussed in Note 18. “Restatement of Previously Issued Financial Statements.”

Exhibit Number	Name of Exhibit
**3.1	Certificate of Incorporation of Composite Products International, Inc., dated January 5, 1980.
**3.1.1	Certificate of Amendment of the Certificate of Incorporation of Composite Products International, Inc., dated May 9, 1989.
**3.1.2	Certificate of Amendment of the Certificate of Incorporation of Consortium of Precision Industries, Inc., dated June 30, 1992.
**3.1.3	Certificate of Amendment of the Certificate of Incorporation of CPI Aerostructures, Inc., dated August 7, 1992.
**3.1.4	Certificate of Amendment of the Certificate of Incorporation of CPI Aerostructures, Inc., dated June 3, 1997.
**3.1.5	Certificate of Amendment of Certificate of Incorporation of CPI Aerostructures, Inc., dated June 16, 1998.
3.2	Amended and Restated By-Laws of the Company (incorporated by reference from exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 14, 2020).
**4.1	Securities of the Registrant
10.1	Performance Equity Plan 2009 (incorporated by reference from Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 30, 2009).
10.2	2016 Long-Term Incentive Plan (incorporated by reference from Appendix A to the Company’s Proxy Statement on Schedule 14A filed on May 19, 2016).
10.3	Agreement of Lease, dated June 30, 2011, between Heartland Boys II L.P. and CPI Aerostructures Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 10-Q for the quarter ended June 30, 2011).
10.4.1	Amended and Restated Credit Agreement, dated as of March 24, 2016, among CPI Aerostructures, Inc., the several lenders from time to time party thereto, and Bank United, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2016).
10.4.2	First Amendment to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2016).

Exhibit Number	Name of Exhibit
**10.4.3	Second Amendment to the Amended and Restated Credit Agreement.
10.4.4	Third Amendment to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2018).
10.4.5	Fourth Amendment to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2018).
10.4.6	Fifth Amendment to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2019).
10.4.7	Sixth Amendment and Waiver to the Amended and Restated Credit Agreement, dated August 24, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2020).
10.4.8	Form of Amendment and Restated Term Note (included as Exhibit A-1 to the Sixth Amendment and Waiver).
10.4.9	Form of Amendment and Restated Revolving Credit Note (included as Exhibit A-2 to the Sixth Amendment and Waiver).
10.5	Amended and Restated Continuing General Security Agreement among CPI Aerostructures, Inc. and Bank United, N.A (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 28, 2016).
**21	Subsidiaries of the Registrant
**23.1	Consent of CohnReznick LLP
**31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

The Board of Directors and Stockholders

CPI Aerostructures, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CPI Aerostructures, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019 and 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our reports dated August 25, 2020 expressed adverse opinions thereon.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2019, the Company adopted Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Topic 842, Leases, using the modified retrospective method.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2018, the Company adopted FASB’s ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective method.

Restatement of Previously Issued Consolidated Financial Statements

As discussed in Note 18 to the consolidated financial statements, the Company has restated its consolidated financial statements for 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ CohnReznick LLP

We have served as the Company's auditor since 2004.

Jericho, New York

August 25, 2020

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

		December 31,
		2018
	December 31, 2019	(As Restated – see Note 18)
ASSETS
Current Assets:
Cash	$4,052,109	$4,128,142
Restricted cash	1,380,684	2,000,000
Accounts receivable, net	7,029,602	8,722,571
Contract assets	15,280,807	17,588,866
Inventory	5,891,386	9,361,611
Refundable income taxes	474,904	434,903
Prepaid expenses and other current assets	721,964	1,972,630
Total Current Assets	34,831,456	44,208,723

Operating lease right-of-use assets	3,886,863	—
Property and equipment, net	3,282,939	2,545,192
Intangibles, net	375,000	—
Goodwill	1,784,254	—
Refundable income taxes	—	434,903
Other assets	179,068	249,575
Total Assets	$44,339,580	$47,438,393

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$8,199,557	$9,902,481
Accrued expenses	2,372,522	1,558,160
Contract liabilities	3,561,707	5,252,579
Loss reserve	2,650,963	3,663,558
Current portion of long-term debt	2,484,619	2,434,981
Operating lease liabilities	1,709,153	—
Income taxes payable	1,216	113,992
Total Current Liabilities	20,979,737	22,925,751

Line of credit	26,738,685	24,038,685
Long-term operating lease liabilities	2,596,784	—
Long-term debt, net of current portion	1,764,614	3,876,238
Other liabilities	—	531,124
Total Liabilities	52,079,820	51,371,798

Shareholders’ Deficit:
Common stock - $.001 par value; authorized 50,000,000 shares, 11,818,830 and 11,718,246 shares, respectively, issued and outstanding	11,819	11,718
Additional paid-in capital	71,294,629	70,651,413
Accumulated deficit	(79,046,688)	(74,596,536)
Total Shareholders’ Deficit	(7,740,240)	(3,933,405)
Total Liabilities and Shareholders’ Deficit	$44,339,580	$47,438,393

see notes to CONSOLIDATED financial statements

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Years ended December 31,		2018
	2019	(As Restated – see Note 18)
Revenue	$87,518,688	$70,366,016

Cost of sales	78,386,997	66,155,986
Gross profit	9,131,691	4,210,030

Selling, general and administrative expenses	11,562,781	9,780,027
Loss from operations	(2,431,090)	(5,569,997)

Other expense:
Other income	89,666	28,709
Interest expense	(2,104,851)	(1,989,417)
Total other expense, net	(2,015,185)	(1,960,708)
Loss before provision for income taxes	(4,446,275)	(7,530,705)

Provision for income taxes	3,877	16,048
Net loss	(4,450,152)	(7,546,753)

Other comprehensive income, net of tax
Change in unrealized loss-interest rate swap	—	14,800

Comprehensive loss	$(4,450,152)	$(7,531,953)
Loss per common share-basic	$(0.38)	$(0.80)
Loss per common share-diluted	$(0.38)	$(0.80)
Shares used in computing loss per common share:
Basic	11,808,052	9,480,948
Diluted	11,808,052	9,480,948

see notes to CONSOLIDATED financial statements

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

Years ended December 31, 2019 and 2018

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders' Equity (Deficit)
Balance at January 1, 2018 (As previously reported)	8,864,319	$8,864	$53,770,617	$20,548,652	$(14,800)	$74,313,333
Cumulative restatement adjustments	—	—	—	(87,598,435)	—	(87,598,435)
Balance at January 1, 2018
(As Restated – see Note 18)	8,864,319	8,864	53,770,617	(67,049,783)	(14,800)	(13,285,102)
Net loss
(As Restated – see Note 18)	—	—	—	(7,546,753)	—	(7,546,753)
Change in unrealized loss from interest rate swap	—	—	—	—	14,800	14,800
Common stock issued in share offering	2,760,000	2,760	16,163,357	—	—	16,166,117
Common stock issued as employee compensation	5,130	5	45,908	—	—	45,913
Stock based compensation expense	88,797	89	671,531	—	—	671,620
Balance at December 31, 2018
(As Restated – see Note 18)	11,718,246	11,718	70,651,413	(74,596,536)	—	(3,933,405)
Net loss	—	—	—	(4,450,152)	—	(4,450,152)
Costs related to stock offering	—	—	(119,571)	—	—	(119,571)
Common stock issued as employee compensation	4,950	5	32,319	—	—	32,324
Stock based compensation expense	95,634	96	730,468	—	—	730,564
Balance at December 31, 2019	11,818,830	$11,819	$71,294,629	$(79,046,688)	$—	$(7,740,240)

see notes to CONSOLIDATED financial statements

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,		2018
	2019	(As Restated – see Note 18)
Net loss	$(4,450,152)	$(7,546,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,124,063	710,197
Amortization of debt issuance cost	95,507	95,506
Cash expended in excess of rent expense	(112,048)	(70,764)
Stock-based compensation expense	730,564	671,620
Common stock issues as employee compensation	32,324	45,913
Adjustment for maturity of interest rate swap	—	14,800
Bad debt expense	34,098	25,758
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,807,802	(1,846,508)
Decrease in contract assets	2,308,059	10,454,686
Decrease in inventory	227,336	292,766
Decrease (increase) in prepaid expenses and other current assets	1,202,189	(22,255)
Decrease in refundable income taxes	394,902	—
Decrease in accounts payable and accrued expenses	(678,380)	(7,926,795)
(Decrease) increase in contract liabilities	(1,968,872)	2,430,922
Decrease in loss reserve	(1,012,597)	(14,396)
Decrease in other liabilities	—	(5,175)
(Decrease) increase in income taxes payable	(112,777)	4,665
Net cash used in operating activities	(377,982)	(2,685,813)
Cash flows from investing activities:
Purchase of property and equipment	(436,010)	(559,037)
Purchase of WMI	—	(5,952,000)
Net cash used in investing activities	(436,010)	(6,511,037)
Cash flows from financing activities:
Proceeds from sale of common stock	—	16,166,117
Payment of line of credit	(1,300,000)	(6,500,000)
Proceeds from line of credit	4,000,000	7,700,000
Payment of long-term debt	(2,436,786)	(3,314,789)
Stock offering costs paid	(119,571)	—
Debt issue costs	(25,000)	(157,213)
Net cash provided by financing activities	118,643	13,894,115
Net (decrease) increase in cash and restricted cash	(695,349)	4,697,265
Cash and restricted cash at beginning of year	6,128,142	1,430,877
Cash and restricted cash at end of year	$5,432,793	$6,128,142

Supplemental schedule noncash investing, financing activities:
Equipment acquired under capital lease	$399,800	$649,410
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$2,066,174	$2,134,574
Cash paid (received) for income taxes	$(378,652)	$10,947

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

CPI acquired WMI on December 20, 2018 (see discussion below) and the year ended December 31, 2018 operating results include the operating results of WMI from the date of acquisition.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Acquisition of WMI

On December 20, 2018, pursuant to the Stock Purchase Agreement (“SPA”), dated as of March 21, 2018, with Air Industries Group (“Air Industries”), the Company purchased from Air Industries all of the outstanding shares of WMI, previously a wholly owned subsidiary of Air Industries (the “WMI Acquisition”).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the use of estimates by management. Actual results could differ from these estimates.

Business Combinations

The Company applied acquisition accounting for the WMI acquisition in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC Topic 805”). Acquisition accounting requires that the assets acquired and liabilities assumed be recorded at their respective estimated fair values at the date of acquisition. The excess purchase price over fair value of the net assets acquired is recorded as goodwill. In determining estimated fair values, we are required to make estimates and assumptions that affect the recorded amounts including, but not limited to, expected future cash flows, discount rates, remaining useful lives of long-lived assets, useful lives of identified intangible assets, replacement or reproduction costs of property and equipment and the amounts to be recovered in future periods from acquired net operating losses and other deferred tax assets. Our estimates in this area impact, among other items, the amount of depreciation and amortization, impairment charges in certain instances if the asset becomes impaired, and income tax expense or benefit that we report. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. See Note 2. “Business Combinations” for a summary and status of the application of acquisition accounting.

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers" ("ASC 606"), using the modified retrospective method. In accordance with ASC 606, the Company recognizes revenue when it transfers control of a promised good or service to a customer in an amount that reflects the consideration it expects to be entitled to in exchange for the good or service. The majority of the Company’s performance obligations are satisfied over-time as the Company (i) sells products with no alternative use to the Company and (ii) has an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date. Under the over-time revenue recognition model, revenue and gross profit are recognized over the contract period as work is performed based on actual costs incurred and an estimate of costs to complete and resulting total estimated costs at completion.

The corrected adoption of ASC 606 resulted in a restatement of previously issued consolidated financial statements. See Note 18.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

See Note 3, “Revenue”, for additional information regarding the Company's revenue recognition policy.

Government Contracts

The Company’s government contracts are subject to the procurement rules and regulations of the U.S. government. Many of the contract terms are dictated by these rules and regulations. Specifically, cost-based pricing is determined under the Federal Acquisition Regulation (“FAR”), which provides guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. government contracts. For example, costs such as those related to charitable contributions, advertising, interest expense, and public relations are unallowable, and therefore not recoverable through sales. During and after the fulfillment of a government contract, the Company may be audited in respect to the direct and allocated indirect costs attributable thereto. These audits may result in adjustments to the Company’s contract cost, and/or revenue.

When contractual terms allow, the Company invoices its customers on a progress basis.

Cash

The Company maintains its cash in five financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed these limits. As of December 31, 2019 and 2018, the Company had $4,020,203 and $4,033,781, respectively, of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly credit worthy.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances. The Company writes off accounts when they are deemed to be uncollectible.

Inventory

Inventories are reported at lower of cost or net realizable value.

Property and Equipment

Property and equipment are recorded at cost.

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

ROU assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The determination of the length of lease terms is affected by options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The existence of significant economic incentive is the primary consideration when assessing whether the Company is reasonably certain of exercising an option in a lease. Both finance and operating lease ROU assets and liabilities are recognized at commencement date and measured as the present value of lease payments to be made over the lease term. As the interest rate implicit in the lease is not readily available for most of the Company’s leases, the Company uses its estimated incremental borrowing rate in determining the present value of lease payments. The estimated incremental borrowing rate is derived from information available at the lease commencement date. The lease ROU asset recognized at commencement is adjusted for any lease payments related to initial direct costs, prepayments, and lease incentives.

For operating leases, lease expense is recognized on a straight-line basis over the lease term. For finance leases, lease expense comprises the amortization of the ROU assets recognized on a straight-line basis generally over the shorter of the lease term or the estimated useful life of the underlying asset and interest on the lease liability. Variable lease payments not dependent on a rate or index are recognized when the event, activity, or circumstance in the lease agreement upon which those payments are contingent is probable of occurring and are presented in the same line of the consolidated balance sheet as the rent expense arising from fixed payments. The Company has lease agreements with lease and non-lease components. Non-lease components are combined with the related lease components and accounted for as lease components for all classes of underlying assets.

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

Short-Term Debt

The fair value of the Company’s short-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Using this method, the fair value of the Company’s short-term debt was not significantly different than the stated value at December 31, 2019 and 2018.

Fair Value

At December 31, 2019 and 2018, the fair values of cash, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments.

	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt
Line of credit and long-term debt	$30,987,918	$30,987,918	$30,349,904	$30,349,904

We estimated the fair value of debt using market quotes and calculations based on market rates.

Loss Per Share

Basic loss per common share is computed using the weighted-average number of shares outstanding. Diluted loss per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. There were no incremental shares that were used in the calculation of diluted loss per common share in 2019 and 2018. Since the Company is in a loss position no incremental shares were used in the calculation of diluted loss per share since these shares would be considered anti-dilutive.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)" (“ASU 2016-02"), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings. The FASB subsequently issued Accounting Standards Update No. 2018-10 and Accounting Standards Update No. 2018-11 in July 2018, which provide clarifications and improvements to ASU 2016-02 (collectively, the “new lease standard”). Accounting Standards Update No. 2018-11 also provides the optional transition method which allows companies to apply the new lease standard at the adoption date instead of at the earliest comparative period presented and continue to apply the provisions of the previous lease standard in its annual disclosures for the comparative periods. The new lease standard requires lessees to present a right-of-use asset and a corresponding lease liability on the balance sheet. Lessor accounting is substantially unchanged compared to the current accounting guidance. Additional footnote disclosures related to leases will also be required.

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

On January 1, 2019, the Company recognized right of use assets and lease liabilities in the range of approximately $5.3 million to $5.9 million, respectively, on its consolidated balance sheet using an estimated incremental borrowing rate of 6%.

2.	BUSINESS COMBINATION

As discussed in Note 1, the Company completed the WMI Acquisition on December 20, 2018. The acquisition was accounted for as a business combination in accordance with ASC Topic 805. Accordingly, the Company recorded the estimated fair value of the assets and liabilities assumed at the date of acquisition. The acquisition was considered a stock purchase for tax purposes.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

The purchase price for the acquisition was $7.9 million, which was subject to a post-closing working capital adjustment. $2 million dollars of the purchase price was placed in escrow at closing and was to be released after the completion of the working capital adjustment and for the indemnification contingencies. The working capital adjustment is based on the historical values of components of working capital as defined in the SPA. The Company calculated a post-closing working capital adjustment. Air Industries formally objected to the calculation. The SPA provided the parties 30 days to come to an agreement on the working capital adjustment. The Company and Air Industries could not come to an agreement within the time specified and the issues were submitted to BDO USA, LLP (“BDO”) for a binding resolution. During the course of BDO’s work, Air Industries conceded on three of the four items of contention, leaving only the inventory valuation in dispute. In its report dated September 3, 2019, BDO found in favor of the Company that there should be no changes to the Closing Working Capital Statement as prepared by the Company. The result of the conceded items and BDO determination would decrease the purchase price of the acquisition by approximately $4.1 million. On September 16, 2019, the Company received a letter from Air Industries acknowledging the conceded items and, among other things, rejecting the determination by BDO. On September 27, 2019, the Company filed a notice of motion in the Supreme Court of the State of New York, County of New York, against Air Industries seeking, among other things, an order of specific performance requiring Air Industries to comply with its obligations under the SPA and Escrow Agreement and a judgment against Air Industries in the amount of approximately $4.1 million.

In October 2019, Air Industries and the Company jointly authorized the release of approximately $619,000 from escrow, which represents the value of the conceded items. The remaining escrowed amount of approximately $1,381,000 is shown as restricted cash on the consolidated balance sheet as of December 31, 2019. The additional disputed amount of approximately $2.1 million is not recorded on the Company’s balance sheet due to the uncertainty of collection.

In the fourth quarter of 2019, the Company recorded adjustments to the provisional estimates of the fair value of the assets acquired and liabilities assumed from WMI based on the BDO determination. Due to new information discovered during the measurement period adjustments were made to the current period. The Company has determined the fair values of the assets and liabilities acquired and has recorded the fair value of the assets acquired as of December 20, 2018, assuming only the collection of the remaining amount escrowed. Collection of the additional $2.1 million is uncertain.

The following table provides the allocation of the total purchase price of $5.9 million ($7.9 million less $2 million collected and to be collected from escrow) to the identifiable tangible and intangible assets and liabilities of WMI based on their respective fair values. The remaining useful lives represent the period over which acquired tangible and intangible assets with a finite life are being depreciated or amortized.

	Fair Values	Estimated Useful Lives
Other current assets	$1,250,523	—
Accounts receivable	1,670,931	—
Inventory	4,726,110	—
Property plant & equipment	901,000	5 to 7 Years
Current liabilities	(4,932,818)	—
Intangible	500,000	4 Years
Goodwill	1,784,254	—
Total	$5,900,000

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

The following table presents the unaudited pro forma revenue and net income for the period presented as if the WMI Acquisition had occurred on January 1, 2018:

Year Ended December 31, 2018 Restated
Revenue	$84,217,706
Net loss	$(6,567,859)

The pro forma results presented above include the impact of eliminating parent company charges for general expenses and interest, net of tax.

3.	REVENUE RECOGNITION

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

The Company generally utilizes the portfolio approach to estimate the amount of revenue to recognize for its contracts and groups contracts together that have similar characteristics. Contract gross profit margins are calculated using the estimated costs for either the individual contract or the portfolio as applicable. Significant judgment is used to determine which contracts are grouped together to form a portfolio. The portfolio approach is utilized only when the result of the accounting is not expected to be materially different than if applied to individual contracts.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

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

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by contract type:

	Year Ended December 31,
	2019	2018 (restated)
Aerostructure	$41,921,232	$35,107,506
Aerosystems	26,624,568	17,626,968
Kitting and Supply Chain Management	18,972,888	17,631,542
Total	$87,518,688	$70,366,016

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2019, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $148 million. This represents the amount of revenue the Company expects to recognize in the future on contracts with unsatisfied or partially satisfied performance obligations as of December 31, 2019. The Company estimates that it will recognize approximately 59% of this amount in fiscal year 2020 and the remainder by fiscal year 2023.

4.	CONTRACT ASSETS AND LIABILITIES

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

Revenue recognized for the year ended December 31, 2019, that was included in the contract liabilities balance as of January 1, 2019 was $5.2 million and as of January 1, 2018 was $75,000.

5.	RECONCILIATION OF CASH AND RESTRICTED CASH

The following table provides a reconciliation of cash and restricted cash reported within the statement of cash flows that sum to the total of the same such amounts shown in the statement of cash flows:

	December 31, 2019 (restated)	December 31, 2018 (restated)
Cash	$4,052,109	$4,128,142
Restricted cash	1,380,684	2,000,000
Total cash and restricted cash shown in the statement of cash flow	$5,432,793	$6,128,142

6.	ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables as follows:

	December 31,
	2019	2018 (restated)
Billed receivables	$7,260,457	$8,944,596
Less: allowance for doubtful accounts	(230,855)	(222,025)
Total accounts receivable, net	$7,029,602	$8,722,571

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

7.	INVENTORY

The components of inventory consisted of the following:

	December 31,
	2019	2018 (restated)
Raw materials	$881,761	$2,591,872
Work in progress	1,916,209	4,015,028
Finished goods	3,093,416	2,754,711
Total inventory	$5,891,386	$9,361,611

8.	PROPERTY AND EQUIPMENT

	December 31,
	2019	2018 (restated)	Estimated Useful Life (years)
Machinery and equipment	$3,829,592	$2,879,707	5 to 7
Computer equipment	4,179,087	3,973,406	5
Furniture and fixtures	709,350	707,726	7
Automobiles and trucks	13,162	13,162	5
Leasehold improvements	2,573,874	1,994,253	Lesser of lease term or 10 years
Total gross property and equipment	11,305,065	9,568,254
Less accumulated depreciation and amortization	8,022,126	7,023,062
Total property and equipment, net	$3,282,939	$2,545,192

Depreciation and amortization expense for the years ended December 31, 2019 and 2018 was $999,063 and $710,197, respectively.

During the years ended December 31, 2019 and 2018, the Company acquired $399,800 and $649,410, respectively, of property and equipment under capital leases.

9.	INTANGIBLES AND GOODWILL

	December 31,
	2019	2018 (restated)
Intangibles	$500,000	$0
Less: amortization of intangibles	(125,000)	(0)
Total Intangibles, net	$375,000	$0

Goodwill	$1,784,254	$0

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

As discussed in Note 1, the Company completed the WMI Acquisition on December 20, 2018. The acquisition was accounted for as a business combination in accordance with ASC Topic 805. Accordingly, the Company recorded the fair value of the assets and liabilities assumed at the date of acquisition.

As a result of the acquisition, the Company recorded Goodwill of $1,784,254 as a result of adjustments to the fair value of the acquired WMI inventory. The Company’s intangible asset is comprised of the value of the customer relationships acquired as part of the WMI Acquisition. The useful life is four years representing the remaining economic life.

Amortization expense for the year ended December 31, 2019 was $125,000.

10.	LINE OF CREDIT

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

The BankUnited Facility required us to maintain the following financial covenants: (1) maintain a debt service coverage ratio at the end of each quarter for the trailing four quarter period of no less than 1.5 to 1.0, (2) maintain a minimum net income, after taxes, of no less than $1.00, (3) maintain a maximum leverage ratio at the end of each quarter for the trailing four quarter period of no more than 3.0 to 1.0, and (4) maintain a minimum adjusted EBITDA at the end of each quarter of no less than $2 million. The errors in our consolidated financial statements for the Non-Reliance Periods and our internal control material weaknesses caused us to be in violation of each of the foregoing covenants and other non-financial covenants as of and after March 31, 2018. As of December 31, 2019, the Company was not in compliance with the covenants contained in the BankUnited Facility, as amended. BankUnited has subsequently waived these covenant violations in conjunction with execution of the Sixth Amendment, which further amends the Credit Agreement, Revolving Note and Term Note. See Note 17, “Subsequent Events” for further discussion.

In addition to the covenant waivers, on August 24, 2020, we entered into a Sixth Amendment to the Credit Agreement, which further amends the Credit Agreement, Revolving Note, and Term Note. The terms of the Sixth Amendment are discussed below in Note 17, “Subsequent Events”.

As of December 31, 2019, the Company had $26.7 million outstanding under the Credit Agreement bearing interest at 5.25%. See Note 17, “Subsequent Events” for further discussion.

The BankUnited Facility is secured by all of the Company’s assets.

11.	LONG-TERM DEBT

As described above, in connection with the Fifth Amendment, the Company and BankUnited agreed to extend the maturity dates of the Revolving Loan and Term Loan to June 30, 2021. Such maturity dates were further extended to May 2, 2022 in connection with the Sixth Amendment. The terms of the Sixth Amendment are discussed below in Note 17, “Subsequent Events”.

The Company paid to BankUnited, N.A. commitment and agent fees in the amount of $25,000 in 2019, together with out of pocket costs, expenses, and reasonable attorney’s fees incurred by BankUnited, N.A. in connection with the Fifth Amendment.

The Company has cumulatively paid approximately $488,000 of total debt issuance costs in connection with the BankUnited Facility of which approximately $71,000 is included in other assets and $15,000 is a reduction of long-term debt at December 31, 2019.

The Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the Credit Agreement. As of December 31, 2019, pursuant to the Fifth Amendment, the Term Loan had a maturity date of June 31, 2021. The maturities of the long-term debt (excluding unamortized debt issuance costs) as of December 31, 2019, are as follows:

Year ending December 31,
2020	$2,484,619
2021	1,452,149
2022	187,853
2023	109,485
2024	15,127
Total	$4,249,233

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Also included in long-term debt are financing leases and notes payable of $546,100 and $592,712 at December 31, 2019 and 2018, respectively, including a current portion of $384,619 and $334,981, respectively.

The right-of-use assets under financing leases was $3,024,852 and $2,625,052 at December 31, 2019 and 2018, respectively. Accumulated depreciation of assets under financing leases was approximately $1,868,377 and $1,517,164 at December 31, 2019 and 2018, respectively.

12.	LEASES

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

For the years ended December 31, 2019, and 2018 the Company’s operating lease expense was $1,761,374 and $1,608,701, respectively.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2019 were as follows:

Year ending December 31,
2020	$1,921,015
2021	1,964,815
2022	705,889
2023	37,238
2024	8,349
Total undiscounted operating lease payments	4,637,306
Less imputed interest	(331,369)
Present value of operating lease payments	$4,305,937

The following table sets forth the ROU assets and operating lease liabilities as of December 31, 2019:

Assets
ROU Assets	$3,886,863

Liabilities
Current operating lease liabilities	$1,709,153
Long-term operating lease liabilities	2,596,784
Total ROU liabilities	$4,305,937

The Company’s weighted average remaining lease term for its operating leases is 2.1 years.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

13.	INCOME TAXES

We account for income taxes in accordance with ASC 740 (Topic 740, Income Taxes). ASC 740 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences or events that have been recognized in our consolidated financial statements or tax returns. ASC Topic 740 also clarifies the accounting for uncertainty in income taxes recognized in the consolidated financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the consolidated financial statements recognition and measurement of a tax position taken, or expected to be taken, in a tax return.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The 2014 tax return was under audit by the IRS and the Company has received notification that the returns will be accepted as filed. The Company generally is no longer subject to U.S. or state examinations by tax authorities for taxable years prior to 2016. However, net operating losses utilized from prior years in subsequent years’ tax returns are subject to examination until three years after the filing of subsequent years’ tax returns. The statute of limitations expiration in foreign jurisdictions for corporate tax returns generally ranges between two and five years depending on the jurisdiction.

The provision for income taxes consists of the following:

Year ended December 31,	2019	2018
Current:
Federal	$—	$(2,220)
State	3,877	18,268
Deferred:
Federal	—	—
State	—	—
Total	$3,877	$16,048

The difference between the income tax provision computed at the federal statutory rate and the actual tax provision is accounted for as follows:

December 31,	2019	2018
Taxes computed at the federal statutory rate	$(1,012,457)	$(1,511,080)
State income tax, net	3,890	14,432
Prior year true-up	—	17,865
Research and development tax credit	(180,813)	(163,903)
Change in valuation allowance	1,127,573	1,617,139
Other	10,870	171
Permanent differences	54,814	41,424
Provision for income taxes	$3,877	$16,048

The components of deferred income tax assets and liabilities are as follows:

Deferred Tax Assets:	2019	2018
Allowance for doubtful accounts	$50,100	$60,467
Credit carryforwards	1,435,543	1,254,731
Inventory reserve	423,605	—
Deferred rent	—	116,784
Stock options	—	12,478
Restricted stock	87,976	88,410
Other	15,237	7,550
Acquisition costs	100,774	109,397
Lease liability	934,463	—
Disallowed interest expense	791,785	431,319
Net operating loss carryforward	21,058,838	20,902,163
Deferred tax assets	24,898,321	22,983,299

Valuation allowance	(21,213,040)	(20,222,640)

Deferred Tax Liabilities:
Prepaid expenses	114,738	158,777
Revenue recognition	2,133,348	2,197,535
Property and equipment	593,678	404,347
Right of use asset	843,517	—
Deferred tax liabilities	$3,685,281	$2,760,659
Net deferred tax assets (liabilities)	$—	$—

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

As of December 31, 2019, the Company had approximately $93,000,000 of gross net operating loss carryforwards (“NOLs”) for federal tax purposes and approximately $38,600,000 of post apportionment NOLs for state tax purposes. As a result of the Tax Cuts and Jobs Act of 2017 and the Coronavirus Aid, Relief, and Economic Security Act of 2020, NOLs arising before January 1, 2018, and NOLs arising after January 1, 2018, are subject to different rules. Our pre-2018 NOLs totaled approximately $78.8 million; these NOLs will expire in varying amounts from 2030 through 2039, if not utilized, and can offset 100% of future taxable income for regular tax purposes. Our NOLs arising in 2018, 2019 and 2020 can generally be carried back five years, carried forward indefinitely and can offset 100% of future taxable income for tax years before January 1, 2021 and up to 80% of future taxable income for tax years after December 31, 2020. Any NOLs arising on or after January 1, 2021, cannot be carried back, can generally be carried forward indefinitely and can offset up to 80% of future taxable income. The federal NOLs begin to expire in 2034; losses generated in 2018 and forward have an indefinite life. The state NOLs begin to expire in 2034.

Our ability to fully recognize the benefits from our NOLs is dependent upon our ability to generate sufficient income prior to their expiration. In addition, our NOL carryforwards may be limited if we experience an ownership change as defined by Section 382 of the Internal Revenue Code (“Section 382”). In general, an ownership change under Section 382 occurs if 5% shareholders increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a relevant lookback period. The equity securities we sold in October 2018 may trigger an ownership change under Section 382 which could significantly limit our ability to utilize our tax benefits.

The Company will recognize a tax benefit in the consolidated financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50%) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes.

The provision for income taxes for the year ended December 31, 2019 was $3,877, an effective tax rate of 0.08%. In February 2019, the Company received information that the net operating loss carryback that was utilized in 2014 was under examination and could possibly be partially disallowed by the Internal Revenue Service (“IRS”). In June 2020, the Company received a letter from the IRS stating that the returns will be accepted as filed. There are no uncertain tax positions recorded for this item. This adjustment was an issue of timing of the loss and had no income tax provision effect.

14.	STOCK BASED COMPENSATION

The Company accounts for compensation expense associated with stock options and RSUs based on the fair value of the options and units on the date of grant.

The Company’s net loss for the years ended December 31, 2019 and 2018, includes approximately $763,000 and $718,000 of stock based compensation expense, respectively, for the grant of stock options and RSUs.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

In January 2019, the Company granted 75,350 RSUs to its board of directors as partial compensation for the 2019 year. In April 2019, the Company granted 6,677 RSUs to one of its board members as partial compensation for the 2019 year. In June 2019, a board member retired and 6,593 of his unvested RSUs were forfeited which were valued at approximately $47,000. In June 2019, two board members were granted an additional 2,725 RSUs as partial compensation for the 2019 year. In January 2018, the Company granted 58,578 RSUs to its board of directors as partial compensation for the 2018 year. RSUs vest quarterly on a straight-line basis over a one-year period. The Company’s net loss for the years ended December 31, 2019 and 2018 includes approximately $480,000 and $542,000, respectively, of non-cash compensation expense related to the RSU grants to the board of directors. This expense is recorded as a component of selling, general and administrative expenses.

In April 2019, the Company granted 94,972 shares of common stock to various employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. In November 2019, the Company’s former Chief Financial Officer forfeited an aggregate of 38,906 shares of restricted stock upon his termination by the Company without cause, representing the performance-based portion of the restricted stock granted in 2019, 2018, 2017, and 2016. Shares of restricted stock that we grant will be expensed during various periods through March 2023 based upon the service and performance thresholds. For the year ended December 31, 2019, approximately $191,000 of compensation expense is included in selling, general and administrative expenses and approximately $63,000 of compensation expense is included in cost of sales for this grant.

In January 2018, the Company granted 58,578 RSUs to its board of directors as partial compensation for the 2018 year. On January 1, 2017, the Company granted 59,395 RSUs to its board of directors as partial compensation for the 2017 year. RSUs vest quarterly on a straight-line basis over a one-year period. The Company’s net income (loss) for the year ended December 31, 2018 and 2017 includes approximately $524,000 and $550,000, respectively, of noncash compensation expense related to the RSU grants to the board of directors. This expense is recorded as a component of selling, general and administrative expenses. In addition, for the year ended December 31, 2018, the Company granted 5,130 shares of common stock to various employees and approximately $10,000 of compensation expense is included in selling, general and administrative expenses and approximately $36,000 of compensation expense is included in cost of sales for this grant. In addition, for the year ended December 31, 2017, the Company granted 5,550 shares of common stock to various employees and approximately $13,300 of compensation expense is included in selling, general and administrative expenses and approximately $37,500 of compensation expense is included in cost of sales for this grant.

In March 2018, the Company granted 68,764 shares of common stock to various employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2022 based upon the service and performance thresholds. For the years ended December 31, 2019 and 2018, approximately $104,000 and $88,100, respectively, of compensation expense is included in selling, general and administrative expenses and approximately $23,000 and $18,400, respectively, of compensation expense is included in cost of sales for this grant.

In August 2016 and March 2017, the Company granted 98,645 and 73,060 shares of common stock, respectively, to various employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2021 based upon the service and performance thresholds. For the years ended December 31, 2019 and 2018, approximately $77,000 and $0, respectively, of compensation expense is included in selling, general and administrative expenses and approximately $17,000 and $0, respectively, of compensation expense is included in cost of sales for this grant.

In November 2019, 38,906 shares valued at $116,000 were forfeited as a result of the termination of employment of an officer.

In December 2019, shares valued at $54,000 were forfeited because the Company failed to achieve certain performance criteria for the year ended December 31, 2019.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

In April 2019, 11,193, 8,299 and 8,593 of the shares granted in 2016, 2017 and 2018, respectively, were forfeited because the Company failed to achieve certain performance criteria for the year ended December 31, 2018. In addition, on April 2, 2019, these employees returned 9,806 common shares, valued at approximately $52,000, to pay the employees’ withholding taxes.

On February 12, 2019, employees returned 1,221 common shares, valued at approximately $20,000, to pay the employees’ withholding taxes.

In March 2018, 12,330 and 9,130 of the shares granted in 2016 and 2017, respectively, were forfeited because the Company failed to achieve certain performance criteria for the year ended December 31, 2017. In addition, on March 22, 2018, these employees returned 7,552 common shares, valued at approximately $62,000, to pay the employees’ withholding taxes.

In April 2019, the Company granted 4,950 shares of common stock to various employees. For the year ended September 30, 2019, approximately $6,000 of compensation expense is included in selling, general and administrative expenses and approximately $26,000 of compensation expense is included in cost of sales for this grant. In January 2018, the Company granted 5,130 shares of common stock to various employees. For the year ended December 31, 2018, approximately $10,000 of compensation expense is included in selling, general and administrative expenses and approximately $36,000 of compensation expense is included in cost of revenue for this grant.

In 2009, the Company adopted the Performance Equity Plan 2009 (the “2009 Plan”). The 2009 Plan reserved 500,000 common shares for issuance. The 2009 Plan provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company.

The Company has 133,016 shares available for grant under the 2009 Plan.

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

The Company has 57,345 shares available for grant under the 2016 Plan.

The Company did not grant any stock options in 2019 or 2018.

A summary of the status of the Company’s stock option plans is as follows:

	Options	Weighted Average Exercise Price	Average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	41,772	$7.58	0.29	—
Exercised	(35,000)	$6.60	—	—
Forfeited	(6,772)	$12.67	—	—
Outstanding and Exercisable at December 31, 2019	—	—	—	—

During the year ended December 31, 2019, 35,000 stock options were exercised, pursuant to the provisions of the stock option plan, where the Company received no cash and 34,478 shares of its common stock in exchange for the 35,000 shares issued in the exercise. The 34,478 shares that the Company received were valued at $231,003, the fair market value of the shares on the date of exercise.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

15.	EMPLOYEE BENEFIT PLAN

On September 11, 1996, the Company’s board of directors instituted a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Code”). On October 1, 1998, the Company amended and standardized its plan as required by the Code. Pursuant to the amended plan, qualified employees may contribute a percentage of their pretax eligible compensation to the Plan and the Company will match a percentage of each employee’s contribution. Additionally, the Company has a profit-sharing plan covering all eligible employees. Contributions by the Company are at the discretion of management. The amount of contributions recorded by the Company in 2019 and 2018 amounted to $560,996 and $237,568, respectively.

16.	MAJOR CUSTOMERS

At December 31, 2019, 28%, 18%, 13% and 12% of our revenue were generated from our four largest customers. At December 31, 2018, 20%, 18%, 14% and 12% of our revenue were generated from our four largest customers. At December 31, 2019, 29%, 24% and 12% of accounts receivable were due from our three largest customers. At December 31, 2018, 18%, 16%, 14% and 14% of accounts receivable were due from our four largest customers.

At December 31, 2019, 64%, 16%, 16% and 10% of our contract assets were related to our four largest customers. At December 31, 2018, 53%, 21% and 10% of our contract assets were related to our three largest customers.

17.	SUBSEQUENT EVENTS

Restatement: On February 14, 2020, the Company filed a Form 8-K disclosing that the consolidated Company’s financial statements, which were included in certain previously filed consolidated financial statements, and related financial information should no longer be relied upon, and disclosed that the consolidated financial statements will be restated. More detailed discussion can be found in Note 18. “Restatement of Previously Issued Consolidated Financial Statements.”

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

There are many uncertainties regarding the COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its employees, customers, suppliers, and liquidity. On March 20, 2020, the Company was notified that it was considered part of the Defense Industrial Base Essential Critical Infrastructure Workforce, and as such has remained open during the COVID-19 pandemic. However, the COVID-19 pandemic has affected our operations, as described elsewhere in this Annual Report on Form 10-K, and the extent to which COVID-19 may affect our operations in future periods will depend on future developments, which are highly uncertain, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or address its impact, among others. The Company is unable to predict the impact that COVID-19 will have on its financial position and operating results.

NYSE American Filing Delinquency

On April 17, 2020, we received a notice from NYSE Regulation, Inc. stating that, because we failed to file restated financial statements for the Non-Reliance Periods on or before April 14, 2020, we were not in compliance with the NYSE American exchange’s continued listing standards under the timely filing criteria included in Section 1007 of the Company Guide. In accordance with Section 1007 of the Company Guide, we have six months from April 15, 2020, or until October 15, 2020, to file restated financial statements for the Non-Reliance Periods. This Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q/A that we filed immediately before this Annual Report on Form 10-K constitute such filing and, accordingly, as of the date of this filing we expect to regain compliance with the NYSE American exchange’s continued listing standards.

G650 Order Stop-Work and Status

On April 29, 2020, the Company received a letter from Triumph Group stating that due to the COVID-19 pandemic, it had received a significant schedule change from its customer, Gulfstream Aerospace, and requested CPI Aero to immediately stop work on the contract we have to produce certain fixed leading edge assemblies on the wing of the G650 business jet (Refer to Page 9 of this Annual Report on Form 10-K for details of the contract). In May 2020, Triumph Group cancelled nearly all open orders with the Company, decreasing our G650 leading edge backlog by $3.6 million. On May 27, 2020, Triumph Group announced it had reached an agreement in principle to sell the G650 wing program to Gulfstream Aerospace. On June 12, 2020, the Company received a joint communication from Gulfstream Aerospace and Triumph Group that stated Gulfstream’s intention at the conclusion of the transaction is to continue to purchase G650 wing components from the Company and that they would provide further details to the Company in the coming weeks. The Company is unable to predict when the transaction between Gulfstream and Triumph Group will close or when Gulfstream will begin purchasing G650 wing components from us, if at all.

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

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

SEC Investigation

On May 22, 2020, the Company received a letter (the “SEC Letter”) from the SEC Division of Enforcement (the “Division”) indicating that the Division staff is conducting an investigation involving the Company. The SEC Letter states that the investigation is a non-public, fact finding inquiry where the Division staff is trying to determine whether there have been any violations of federal securities laws. As part of this investigation, the Division issued a subpoena to the Company seeking documents and information relating, among other things, to previously-disclosed errors in and restatements of, the Company’s financial statements, the Company’s October 16, 2018 equity offering and the recent separation of the Company’s former Chief Financial Officers. The SEC Letter states that the investigation and the subpoena do not mean that the Division staff has concluded that the Company or anyone else has violated the federal securities laws and that the investigation does not mean that the Division staff has a negative opinion of any person, entity or security. We intend to fully cooperate with the Division staff. However, we cannot predict the length, scope, or results of the investigation or the impact, if any, of the investigation on our results of operations.

18.	RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

On February 14, 2020, the Company filed a Form 8-K disclosing that the Audit & Finance Committee of the Company’s Board of Directors, determined, based on the recommendation of management, that the Company’s consolidated financial statements which were included in its annual report on Form 10-K for the year ended December 31, 2018, quarterly reports on Forms 10-Q for the quarters ended March 31, 2018, June 30, 2018, and September 30, 2018 and quarterly reports on Forms 10-Q for the quarters ended March 31, 2019, June 30, 2019, and September 30, 2019 and related financial information should no longer be relied upon, and determined that the consolidated financial statements will be restated. The errors were uncovered as part of the preparation of the Company’s consolidated financial statements for the fiscal year ended December 31, 2019.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

As a result, the Company restated the 2018 consolidated financial statements, which is referred to as the “Restatement.” The Restatement corrects errors which are discussed in detail within this footnote.

The errors primarily related to the timing of recognition of revenue from contracts with customers.

Restatement

The following is a discussion of the restatement adjustments that were made to the Company’s previously issued consolidated financial statements:

(a) Revenue recognition

The Company recognizes revenues and profits for contracts with customers using the cost-to-cost percentage of completion method of accounting. Historically, for long-term programs, the Company applied the cost-to-cost percentage of completion method at the program level, that is, for the entire duration of expected production activity on a particular program. The Company estimated its revenue recognition utilizing the life of the program to both measure progress and estimate profit margin. Under this approach, the Company estimated the total expected customer purchases over the life of the program, which included unexercised and non-binding customer purchase options, which resulted in the recognition of $100.9 million of misstated contract assets, contract liabilities and loss reserves.

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Impact on Consolidated Statements of Operations

The effect of the Restatement described above on the accompanying consolidated statements of operations for the fiscal year ended December 31, 2018 is as follows:

	For the Year Ended December 31, 2018
	As Previously Reported	Revenue Recognition	Other	Income Taxes	As Restated
Revenue	$83,929,270	$(13,563,254)	$—	$—	$70,366,016
Cost of sales	65,765,007	671,122	(280,143)	—	66,155,986
Gross profit	18,164,263	(14,234,376)	280,143	—	4,210,030
Selling, general and administrative expenses	9,528,883	—	251,144	—	9,780,027
Income (loss) from operations	8,635,380	(14,234,376)	28,999	—	(5,569,997)
Other expense:
Other income	28,709	—	—	—	28,709
Interest expense	(1,989,417)	—	—	—	(1,989,417)
Total other expense, net	(1,960,708)	—	—	—	(1,960,708)
Income (loss) before provision for income taxes	6,674,672	(14,234,376)	28,999	—	(7,530,705)
Provision for income taxes	4,463,109	—	—	(4,447,061)	16,048
Net income (loss)	2,211,563	(14,234,376)	28,999	4,447,061	(7,546,753)
Other comprehensive income net of tax – change
Change in unrealized loss-interest rate swap	14,800				14,800
Comprehensive income (loss)	$2,226,363	$(14,234,376)	$28,999	$4,447,061	$(7,531,953)

Income (loss) per common share – basic	$0.23				$(0.80)
Income (loss) per common share – diluted	$0.23				$(0.80)

Shares used in computing earnings per common share:
Basic	9,480,948				9,480,948
Diluted	9,489,630				9,480,948

Impact on Consolidated Statement of Comprehensive Income (Loss)

The only change to the consolidated statement of comprehensive income (loss) for the fiscal year ended December 31, 2018 as a result of the Restatement is due to the change in net income (loss).

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Impact on Consolidated Balance Sheet

The effect of the Restatement described above on the accompanying consolidated balance sheet as of December 31, 2018 is as follows:

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Impact on Consolidated Statement of Cash Flows

The effect of the Restatement described above on the accompanying consolidated statement of cash flows for the fiscal year ended December 31, 2018 is as follows:

	For the Year Ended December 31, 2018
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$2,211,563	$(9,758,316)	$(7,546,753)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	710,197	—	710,197
Amortization of debt issuance cost	95,942	(436)	95,506
Deferred rent	(70,764)	—	(70,764)
Stock-based compensation expense	671,620	—	671,620
Common stock issues as employee compensation	45,913	—	45,913
Deferred income taxes	5,337,053	(5,337,053)	—
Adjustment for maturity of interest rate swap	20,600	(5,800)	14,800
Bad debt expense	125,000	(99,242)	25,758
Changes in operating assets and liabilities, net of effects of acquisition:
Increase in accounts receivable	(1,796,225)	(50,283)	(1,846,508)
(Increase) decrease in contract assets	(2,174,941)	12,629,627	10,454,686
(Increase) decrease in inventory	(57,272)	350,038	292,766
(Increase) decrease in prepaid expenses and other current assets	5,702	(27,957)	(22,255)
Increase in refundable income taxes	(870,000)	870,000	—
Decrease in accounts payable and accrued expenses	(7,696,024)	(230,771)	(7,926,795)
Increase in contract liabilities	866,968	1,563,954	2,430,922
Increase (decrease) in loss reserve	44,933	(59,329)	(14,396)
Decrease in other liabilities	(10,976)	5,801	(5,175)
Increase in income taxes payable	5,673	(1,008)	4,665
Net cash used in operating activities	(2,535,038)	(150,775)	(2,685,813)
Cash flows from investing activities:
Purchase of property and equipment	(559,037)	—	(559,037)
Purchase of WMI	(6,050,906)	98,906	(5,952,000)
Net cash used in investing activities	(6,609,943)	98,906	(6,511,037)
Cash flows from financing activities:
Net proceeds from sale of common stock	16,166,117	—	16,166,117
Payment of line of credit	(6,500,000)	—	(6,500,000)
Proceeds from line of credit	7,700,000	—	7,700,000
Payment of long-term debt	(3,314,789)	—	(3,314,789)
Debt issuance costs	(209,082)	51,869	(157,213)
Net cash provided by financing activities	13,842,246	51,869	13,894,115
Net increase in cash and restricted cash	4,697,265	—	4,697,265
Cash and restricted cash at beginning of year	1,430,877	—	1,430,877
Cash and restricted cash at end of year	$6,128,142	$—	$6,128,142
Supplemental schedule of noncash investing and financing activities:
Equipment acquired under capital leases	$649,410	$—	$649,410
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$2,134,574	$—	$2,134,574
Cash paid for income taxes	$10,947	$—	$10,947

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 25, 2020	CPI AEROSTRUCTURES, INC.
(Registrant)

	By:	/s/ Thomas Powers
Thomas Powers Acting Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Terry Stinson	Chairman of the Board of Directors	August 25, 2020
Terry Stinson

/s/ Carey Bond	Vice Chairman of the Board of Directors	August 25, 2020
Carey Bond

/s/ Douglas McCrosson	Chief Executive Officer and President	August 25, 2020
Douglas McCrosson	(Principal Executive Officer)

/s/ Thomas Powers	Acting Chief Financial Officer and Secretary	August 25, 2020
Thomas Powers	(Principal Financial and Accounting Officer)

/s/ Walter Paulick	Director	August 25, 2020
Walter Paulick

/s/ Eric Rosenfeld	Director	August 25, 2020
Eric Rosenfeld

/s/ Michael Faber	Director	August 25, 2020
Michael Faber

/s/ Janet Cooper	Director	August 25, 2020
Janet Cooper