Form 10-Q
period 2020-03-31
CPI AEROSTRUCTURES INC
filed 2020-09-30
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of September 30, 2020, the registrant had 11,926,177 shares of common stock, $.001 par value, outstanding.

INDEX

Part I - Financial Information

Part I - Financial Information

Item 1 – Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020 (Unaudited)	2019 (Note 1)
ASSETS
Current Assets:
Cash	$1,998,697	$4,052,109
Restricted cash	1,380,684	1,380,684
Accounts receivable, net of allowance for doubtful accounts of $235,588 as of March 31, 2020 and $230,855 as of December 31, 2019	6,107,968	7,029,602
Contract assets	15,814,549	15,280,807
Inventory	6,940,139	5,891,386
Refundable income taxes	473,398	474,904
Prepaid expenses and other current assets	688,006	721,964
Total current assets	33,403,441	34,831,456

Operating lease right-of-use assets	3,507,760	3,886,863
Property and equipment, net	3,061,106	3,282,939
Intangibles, net	343,750	375,000
Goodwill	1,784,254	1,784,254
Other assets	151,041	179,068
Total assets	$42,251,352	$44,339,580

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$8,255,635	$8,199,557
Accrued expenses	3,051,727	2,372,522
Contract liabilities	4,749,373	3,561,707
Loss reserve	2,145,556	2,650,963
Current portion of long-term debt	2,460,639	2,484,619
Operating lease liabilities	1,745,616	1,709,153
Income tax payable	1,216	1,216
Total current liabilities	22,409,762	20,979,737

Line of credit	26,738,685	26,738,685
Long-term operating lease liabilities	2,142,574	2,596,784
Long-term debt, net of current portion	1,165,905	1,764,614
Total liabilities	52,456,926	52,079,820

Shareholders’ Deficit:
Common stock - $.001 par value; authorized 50,000,000 shares, 11,837,218 and 11,818,830 shares, respectively, issued and outstanding	11,837	11,819
Additional paid-in capital	71,641,796	71,294,629
Accumulated Deficit	(81,859,207)	(79,046,688)
Total Shareholders’ Deficit	(10,205,574)	(7,740,240)
Total Liabilities and Shareholders’ Deficit	$42,251,352	$44,339,580

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2020	2019
Revenue	$16,858,386	$21,988,384
Cost of sales	16,160,567	19,504,968
Gross profit	697,819	2,483,416

Selling, general and administrative expenses	3,093,090	2,905,686
Loss from operations	(2,395,271)	(422,270)

Interest expense	416,670	510,769
Loss before provision for (benefit from) income taxes	(2,811,941)	(933,039)

Provision for (benefit from) income taxes	578	1,677
Net loss	$(2,812,519)	$(934,716)

Loss per common share – basic	$(0.24)	$(0.08)

Loss per common share – diluted	$(0.24)	$(0.08)

Shares used in computing loss per common share:
Basic	11,837,014	11,736,305
Diluted	11,837,014	11,736,305

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance at January 1, 2019	11,718,246	$11,718	$70,651,413	$(74,596,536)	$(3,933,405)
Net Loss	—	—	—	(934,716)	(934,716)
Costs related to stock offering	—	—	(64,371)	—	(64,371)
Common stock issued upon exercise of options	521	—	—	—	—
Stock-based compensation expense	17,619	18	330,769	—	330,787
Balance at March 31, 2019	11,736,386	$11,736	$70,917,811	$(75,531,252)	$(4,601,705)

Balance at January 1, 2020	11,818,830	$11,819	$71,294,629	$(79,046,688)	$(7,740,240)
Net Loss	—	—	—	(2,812,519)	(2,812,519)
Stock-based compensation expense	18,388	18	347,167	—	347,185
Balance at March 31, 2020	11,837,218	$11,837	$71,641,796	$(81,859,207)	$(10,205,574)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,812,519)	$(934,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	256,284	209,261
Amortization of debt issuance cost	35,437	36,953
Cash expended in excess of rent expense	(38,644)	(28,012)
Stock-based compensation	347,185	330,787
Bad debt expense	(51,369)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	973,002	2,139,417
Increase in contract assets	(533,743)	(2,189,888)
Increase in inventory	(1,048,752)	(1,378,998)
Decrease in prepaid expenses and other assets	26,549	541,791
Decrease in refundable income taxes	1,506	—
Increase in accounts payable and accrued expenses	735,282	1,993,200
Increase (decrease) in contract liabilities	1,187,667	(2,353,926)
Decrease in loss reserve	(505,407)	(626,876)
Decrease in income taxes payable	—	(71,871)
Net cash used in operating activities	(1,427,522)	(2,332,878)

Cash flows from investing activities:
Purchase of property and equipment	(3,200)	(210,695)
Net cash used in investing activities	(3,200)	(210,695)

Cash flows from financing activities:
Payments on long-term debt	(622,690)	(603,037)
Payments on line of credit	—	(300,000)
Stock offering costs paid	—	(64,371)
Net cash used in financing activities	(622,690)	(967,408)

Net decrease in cash and restricted cash	(2,053,412)	(3,510,981)
Cash and restricted cash at beginning of period	5,432,793	6,128,142
Cash and restricted cash at end of period	$3,379,381	$2,617,161

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Cash (received) paid during the period for:
Interest	$450,191	$551,635
Income taxes	$(928)	$90,202

Equipment acquired under financing lease	$—	$399,800

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.       INTERIM FINANCIAL STATEMENTS

The Company consists of CPI Aerostructures, Inc. (“CPI”), Welding Metallurgy, Inc. (“WMI”), a wholly owned subsidiary acquired on December 20, 2018, and Compac Development Corporation (“Compac”), a wholly owned subsidiary of WMI, collectively the “Company.” The acquisition of WMI and Compac is referred to throughout this document as the “WMI Acquisition”.

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

The consolidated financial statements of the Company as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated balance sheet at December 31, 2019 has been derived from audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP. The Company believes that the disclosures are adequate to make the information presented not misleading.

All adjustments that, in the opinion of the management, are necessary for a fair presentation for the periods presented have been reflected. Such adjustments are of a normal, recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

The Company maintains its cash in five financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed insurance limits. As of March 31, 2020, the Company had $1,940,052 of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

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

The Company also has contracts that are considered point in time. Under the point in time revenue recognition model, revenue is recognized when control of the components has transferred to the customer; in most cases this will be based on shipping terms.

The Company currently has a shareholders’ deficit and has experienced a continuing loss from operations and negative cash flow from operations. To address this matter, the Company has a) negotiated a revised credit facility with BankUnited effective August 24, 2020, b) begun negotiations with customers to exit or renegotiate unprofitable contracts, c) obtained and is seeking additional progress payment and advance payment customer contract funding provisions, d) initiated new procedures to reduce investments in inventory and contract assets, e) remained focused on its military segment which has proven to be less susceptible to COVID-19 related impacts and f) maintained a strong (approximately $211M) backlog of funded orders, 90% of which are for military programs. If in the aggregate, multiple or all significant risks and assumptions develop unfavorably, there is a possibility the Company’s liquidity and debt resources would be insufficient to meet its obligations. See Risk Factors for more details. However, based upon management’s assessment of all identified significant risks and opportunities, management concludes that substantial risk does not exist as to whether the Company’s liquidity and debt resources will be sufficient to meet its obligations as a going concern through a year and a day from the filing date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings. The FASB subsequently issued Accounting Standards Update No. 2018-10 and Accounting Standards Update No. 2018-11 in July 2018, which provide clarifications and improvements to ASU 2016-02 (collectively, the “new lease standard”). Accounting Standards Update No. 2018-11 also provides the optional transition method which allows companies to apply the new lease standard at the adoption date instead of at the earliest comparative period presented and continue to apply the provisions of the previous lease standard in its annual disclosures for the comparative periods. The new lease standard requires lessees to present a right-of-use (“ROU”) asset and a corresponding lease liability on the balance sheet. Lessor accounting is substantially unchanged compared to the current accounting guidance. Additional footnote disclosures related to leases will also be required.

On January 1, 2019, the Company adopted the new lease standard using the optional transition method. The comparative financial information will not be restated and will continue to be reported under the previous lease standard in effect during those periods. In addition, the new lease standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients. As such, the Company will not reassess whether expired or existing contracts are or contain a lease and will not need to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable to the Company.

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

There are many uncertainties regarding the COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its employees, customers, suppliers, and liquidity. On March 20, 2020, the Company was notified that it was considered part of the Defense Industrial Base Essential Critical Infrastructure Workforce and, as such, has remained open during the COVID-19 pandemic. However, the extent to which COVID-19 may affect our operations will depend on future developments, which are highly uncertain, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or address its impact, among others. The Company is unable to predict the impact that COVID-19 will have on its financial position and operating results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	REVENUE RECOGNITION

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

To determine the proper revenue recognition for our contracts, we must evaluate whether two or more contracts should be combined and accounted for as a single contract, and whether the combined or single contract should be accounted for as one performance obligation or more than one performance obligation. This evaluation requires significant judgment, and the decision to combine a group of contracts or to separate a contract into multiple performance obligations could change the amount of revenue and profit recorded in a period. A performance obligation is a promise within a contract to transfer a distinct good or service to the customer in exchange for payment and is the unit of account for recognizing revenue. The Company’s performance obligations in its contracts with customers are typically the sale of each individual product contemplated in the contract or a single performance obligation representing a series of products when the contract contains multiple products that are substantially the same. The Company has elected to account for shipping performed after control over a product has transferred to a customer as fulfillment activities. When revenue is recognized in advance of incurring shipping costs, the costs related to the shipping are accrued. Shipping costs are included in costs of sales. The Company provides warranties on many of its products; however, since customers cannot purchase such warranties separately and they do not provide services beyond standard assurances, warranties are not separate performance obligations.

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

Capitalized Contract Acquisition Costs and Fulfillment Costs

Contract acquisition costs are those incremental costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. The Company does not typically incur contract acquisition costs or contract fulfillment costs that are subject to capitalization in accordance with the guidance in Accounting Standards Codification Subtopic 340-40, "Other Assets and Deferred Costs—Contracts with Customers."

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by contract type:

	Three months ended March 31,
	2020	2019 (restated)
Aerostructure	$9,127,476	$10,080,873
Aerosystems	1,225,266	8,123,468
Kitting and Supply Chain Management	6,505,644	3,784,043
	$16,858,386	$21,988,384

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2020, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $211 million. This represents the amount of revenue the Company expects to recognize in the future on contracts with unsatisfied or partially satisfied performance obligations as of March 31, 2020. The Company estimates that it will recognize approximately 46% of this amount in fiscal year 2020 and the remainder by fiscal year 2022.

3.	lEases

The Company leases a building and equipment. Under ASC 842, at contract inception we determine whether the contract is or contains a lease and whether the lease should be classified as an operating or a financing lease. Operating leases are included in ROU (right-of-use) assets and operating lease liabilities in our consolidated balance sheets.

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

For the three months ended March 31, 2020, the Company’s operating lease expense was $441,610.

Future minimum lease payments under non-cancellable operating leases as of March 31, 2020 were as follows:

Twelve months ending March 31,
2021	$1,931,965
2022	1,964,815
2023	236,050
2024	19,155
2025	5,067
Total undiscounted operating lease payments	4,157,052
Less imputed interest	(268,862)
Present value of operating lease payments	$3,888,190

The following table sets forth the ROU assets and operating lease liabilities as of March 31, 2020:

Assets
ROU assets	$3,507,760

Liabilities
Current operating lease liabilities	$1,745,616
Long-term operating lease liabilities	2,142,574
Total ROU liabilities	$3,888,190

The Company’s weighted average remaining lease term for its operating leases is 2.1 years.

4.	reconciliation of cash and restricted casH

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows:

	March 31, 2020	December 31, 2019
Cash	$1,998,697	$4,052,109
Restricted cash	1,380,684	1,380,684
Total cash and restricted cash shown in the consolidated statement of cash flow	$3,379,381	$5,432,793
5.	inventory

The components of inventory consisted of the following:

	March 31, 2020	December 31, 2019
Raw materials	$1,455,532	$881,761
Work in progress	2,380,786	1,916,209
Finished goods	3,103,821	3,093,416
Total	$6,940,139	$5,891,386
6.	stock-based compensation

The Company accounts for stock-based compensation based on the fair value of the stock or stock-based instrument on the date of grant.

In January 2020, the Company granted 73,550 restricted stock units (“RSUs”) to its board of directors as partial compensation for the 2020 year. In January 2019, the Company granted 75,350 restricted stock units (“RSUs”) to its board of directors as partial compensation for the 2019 year. RSUs vest quarterly on a straight-line basis over a one-year period. The Company’s net loss for the three months ended March 31, 2020 and 2019 includes approximately $258,000 and $250,000, respectively, of non-cash compensation expense related to the RSU grants to the board of directors. This expense is recorded as a component of selling, general and administrative expenses.

In April 2019, the Company granted 94,972 shares of common stock to various employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2023 based upon the service and performance thresholds. For the three months ended March 31, 2020, approximately $40,600 of compensation expense is included in selling, general and administrative expenses and approximately $10,000 of compensation expense is included in cost of sales for this grant.

In March 2018, the Company granted 81,186 shares of common stock to various employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2022 based upon the service and performance thresholds. For the three months ended March 31, 2020, approximately $21,200 of compensation expense is included in selling, general and administrative expenses and approximately $4,300 of compensation expense is included in cost of sales for this grant. For the three months ended March 31, 2019, approximately $50,100 of compensation expense is included in selling, general and administrative expenses and approximately $8,400 of compensation expense is included in cost of revenue for this grant.

In August 2016 and March 2017, the Company granted 98,645 and 73,060 shares of common stock, respectively, to various employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2021 based upon the service and performance thresholds. For the three months ended March 31, 2020 and 2019, approximately $10,000 and $34,800 respectively, of compensation expense is included in selling, general and administrative expenses and approximately $3,200 and $7,700, respectively, of compensation expense is included in cost of sales for this grant.

On February 12, 2019, employees returned 1,221 shares of common stock, valued at approximately $20,300, to pay the employees’ withholding taxes upon the vesting of common stock granted in prior periods.

7.	Fair Value

Fair Value

At March 31, 2020 and December 31, 2019, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	March 31, 2020
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$30,365,229	$30,365,229

	December 31, 2019
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$30,987,918	$30,987,918

We estimated the fair value of debt using market quotes and calculations based on market rates.

8.	Contract assets and contract liabilities

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

Revenue recognized for the periods ended March 31, 2020 and March 31, 2019, respectively, that was included in the contract liabilities balance as of January 1, 2020 was approximately $661K and as of January 1, 2019 was approximately $5.2 million.

9.	Loss PER COMMON SHARE

Basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per common share for the three months ended March 31, 2020 and 2019 is computed using the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, as well as unvested RSUs. Incremental shares of 56,513 were not used in the calculation of diluted loss per common share in the three months ended March 31, 2019, as the Company is in a loss position and these shares would be considered anti-dilutive. Incremental shares of 6,772 were not used in the calculation of diluted loss per common share in the three months ended March 31, 2019, as their exercise price was in excess of the Company’s average stock price for the respective period and, accordingly, these shares are not assumed to be exercised for the diluted earnings per share calculation, as they would be anti-dilutive.

10.	Debt

On March 24, 2016, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with BankUnited, N.A. (“BankUnited”) as a lender and the sole arranger, administrative agent and collateral agent and Citizens Bank N.A. (the “BankUnited Facility”). The BankUnited Facility provided for a revolving credit loan commitment of $30 million (the “Revolving Loan”) and a $10 million term loan (“Term Loan”). The Revolving Loan bears interest at a rate based upon a pricing grid, as defined in the agreement.

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

As of March 31, 2020, the Company had $26.7 million outstanding under the Revolving Loan bearing interest at 6.25%. As of March 31, 2020, the Revolving Loan had a maturity date of June 30, 2021.

The Company has cumulatively paid approximately $488,000 of total debt issuance costs in connection with the BankUnited Facility, of which approximately $43,000 is included in other assets and $7,000 is a reduction of long-term debt at March 31, 2020.

The Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the agreement, as of March 31, 2020, with a maturity date of June 30, 2021.

The maturities of long-term debt (excluding unamortized debt issuance costs) are as follows:

Twelve months ending March 31,
2021	$2,460,639
2022	905,152
2023	173,779
2024	86,974
Total	$3,626,544

The BankUnited Facility is secured by all of the Company’s assets.

In addition to the Term Loan, included in long-term debt are financing leases and notes payable of $464,981 including a current portion of $360,639.

The BankUnited Facility was further amended, and certain covenant violations were waived, in August 2020. See Note 13. Subsequent Events for additional detail.

11.	MAJOR CUSTOMERS

During the three months ended March 31, 2020, the Company’s three largest customers accounted for 39%, 14% and 10% of revenue. During the three months ended March 31, 2019, the Company’s four largest customers accounted for 27%, 14%, 13% and 11% of revenue.

At March 31, 2020, 43%, 16% and 10% of contract assets were from the Company’s three largest customers. At December 31, 2019, 50%, 12% and 11% of contract assets were from the Company’s three largest customers.

At March 31, 2020, 36%, 13% and 10% of our accounts receivable were from the Company’s three largest customers. At December 31, 2019, 29%, 24%, and 12% of accounts receivable were from the Company’s three largest customers.

12.	INCOME TAXES

Income taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the consolidated financial statements carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. In February 2019, the Company received information that the net operating loss carryback that was generated in 2014 and carried back to 2012-13 was under examination and could possibly be disallowed by the Internal Revenue Service (“IRS”). As of June 2020, the Company has received notification that the returns will be accepted as filed.

13.	SUBSEQUENT EVENTS

Liquidity:

On August 24, 2020, the Company entered into a Sixth Amendment and Waiver (“Sixth Amendment”) to the Credit Agreement with BankUnited. In connection with the Sixth Amendment, we also amended the Amended and Restated Revolving Credit Note, dated as of March 24, 2016, which represents an aggregate principal revolving loan commitment amount of $30 million (“Revolving Note”) and the Amended and Restated Term Note, dated as of March 24, 2016, with an original principal amount of $10 million (“Term Note”).

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

Additionally, under the Sixth Amendment, the parties amended the Credit Agreement by (i) extending the maturity date of the Revolving Note and Term Note to May 2, 2022, and making conforming changes to the payment schedule on the Term Note, (ii) amending the fixed charge coverage ratio covenant by requiring the ratio to be quarterly for September 30, 2020 and December 31, 2020 and then determined on a trailing twelve-month basis beginning on March 31, 2021, (iii) waiving the leverage covenant noncompliance for each quarter ended during the period from March 31, 2018 through December 31, 2019. The leverage covenant will not be tested for the four quarters from March 31, 2020 through December 31, 2020. Then, beginning with the quarter ending March 31, 2021, the funded debt to EBITDA ratio shall be 4.0:1.0, tested on a trailing four quarter basis, (iv) reducing the minimum quarterly EBITDA covenant from $2 million to $1 million beginning on September 30, 2020, (v) maintaining a minimum net income, after taxes, of no less than $1.00, and (vi) replacing the interest pricing grid for the Revolving Note with an interest rate for Eurodollar loans of LIBOR plus 3.25% with a floor of 50 basis points or an interest rate for base rate loans equal to BankUnited’s prime rate plus 0.25%. The minimum liquidity covenant requires the Company to maintain at all times a minimum amount of $3 million in either unrestricted cash or revolving credit availability or any combination thereof remains in effect.

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

NYSE American Filing Delinquency:

On February 14, 2020, the Company filed a Current Report on Form 8-K disclosing that the Audit & Finance Committee of the Company’s Board of Directors determined, based on the recommendation of management, that the Company’s consolidated financial statements which were included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and its consolidated Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2018, June 30, 2018, September 30, 2018, March 31, 2019, June 30, 2019, and September 30, 2019 (“Non-Reliance Periods”) should no longer be relied upon due to errors in such consolidated financial statements relating to the Company’s recognition of revenue from contracts with customers. On April 17, 2020, we received a notice from NYSE Regulation, Inc. stating that, because we failed to file restated financial statements for the Non-Reliance Periods on or before April 14, 2020, we were not in compliance with the NYSE American exchange’s continued listing standards under the timely filing criteria included in Section 1007 of the NYSE American Company Guide. In accordance with Section 1007 of the Company Guide, we have six months from April 15, 2020, or until October 15, 2020, to file restated financial statements for the Non-Reliance Periods and any subsequent quarterly reports that are not filed by their due dates. On August 25, we filed an Annual Report on Form 10-K for the year ended December 31, 2019, which included a restatement of our consolidated financial statements for the year ended December 31, 2018, and we filed Quarterly Reports on Forms 10-Q/A which included restatements of our consolidated financial statements for each of the quarters ended March 31, 2018, June 30, 2018, September 30, 2018, March 31, 2019, June 30, 2019, and September 30, 2019. However, because we failed to file our quarterly report for the quarter ended June 30, 2020 when due, we remain a late filer under the NYSE American rules. While we intend to file our quarterly report for the quarter ended June 30, 2020 as soon as practicable, such filing may not be made prior to October 15, 2020. Accordingly, we intend to seek an additional six months to regain compliance with the timely filer rule. The NYSE American exchange may grant such additional compliance period in its sole discretion, and we cannot assure you that we will be granted such additional compliance period.

G650 Order Stop-Work and Status:

On April 29, 2020, the Company received a letter from Triumph Group stating that due to the COVID-19 pandemic, it had received a significant schedule change from its customer, Gulfstream Aerospace, and requested CPI Aero to immediately stop work on the contract we have to produce certain fixed leading edge assemblies on the wing of the G650 business jet. In May 2020, Triumph Group cancelled nearly all open orders with the Company, decreasing the G650 leading edge backlog by $3.6 million. On May 27, 2020, Triumph Group announced it had reached an agreement in principle to sell the G650 wing program to Gulfstream Aerospace. On June 12, 2020, the Company received a joint communication from Gulfstream Aerospace and Triumph Group that stated Gulfstream Aerospace’s intention at the conclusion of the transaction is to continue to purchase G650 wing components from the Company and that they would provide further details to the Company in the coming weeks. The Company has begun to receive communications from Gulfstream Aerospace that are expected to lead to purchase orders for G650 wing components The Company is unable to predict at this time when Gulfstream Aerospace will begin purchasing G650 wing components from us, if at all, or how many.

Business Combinations:

The Company completed the WMI Acquisition on December 20, 2018. The acquisition was accounted for as a business combination in accordance with ASC Topic 805. Accordingly, the Company recorded the provisional fair value of the assets and liabilities assumed at the date of acquisition. The acquisition was considered a stock purchase for tax purposes.

The purchase price for the acquisition was $7.9 million, which was subject to a post-closing working capital adjustment. $2 million dollars of the purchase price was placed in escrow at closing and was to be released after the completion of the working capital adjustment and for the indemnification contingencies. The working capital adjustment is based on the historical values of components of working capital as defined in the Stock Purchase Agreement (“SPA”). The Company calculated a post-closing working capital adjustment. Air Industries Group (“Air Industries”) formally objected to the calculation. The SPA provided the parties 30 days to come to an agreement on the working capital adjustment. The Company and Air Industries could not come to an agreement within the time specified and the issues were submitted to BDO USA, LLP (“BDO”) for a binding resolution. During the course of BDO’s work, Air Industries conceded on three of the four items of contention, leaving only the inventory valuation in dispute. In its report dated September 3, 2019, BDO found in favor of the Company and that there should be no changes to the Closing Working Capital Statement as prepared by the Company. The result of the conceded items and BDO determination would decrease the purchase price of the acquisition by approximately $4.1 million. On September 16, 2019, the Company received a letter from Air Industries acknowledging the conceded items and, among other things, rejecting the determination by BDO. On September 27, 2019, the Company filed a notice of motion in the Supreme Court of the State of New York, County of New York, against Air Industries seeking, among other things, an order of specific performance requiring Air Industries to comply with its obligations under the SPA and Escrow Agreement and a judgment against Air Industries in the amount of approximately $4.1 million.

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

The Company continues to seek a judgment against Air Industries in the amount of approximately $3.5 million, representing the $4.1 million working capital deficiency as determined by the Company and agreed by BDO, less approximately $619,000 previously released from escrow. The parties argued the motion before the court on February 5, 2020. The court’s decision is pending.

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

Legal Proceedings:

Working Capital Dispute

On September 27, 2019, the Company filed a notice of motion in the Supreme Court of the State of New York, County of New York against Air Industries in connection with a working capital dispute. The Company is seeking, among other things, (i) an order of specific performance requiring Air Industries to comply with its obligations under the Stock Purchase Agreement entered into between the Company and Air Industries on March 21, 2018 and the Escrow Agreement entered into between the Company and Air Industries on December 20, 2018, and (ii) a judgment against Air Industries in the amount of approximately $3.5 million (representing the $4.1 million working capital deficiency less approximately $619,000 which Air Industries previously agreed to release from escrow to cover undisputed items of working capital deficiency). The parties argued the motion before the court on February 5, 2020. The court’s decision is pending.

Class Action Lawsuit

On February 24, 2020, Mark A. Rodriguez, a purported stockholder, filed a putative class action lawsuit against the Company, Douglas McCrosson, the Company’s Chief Executive Officer, and Vincent Palazzolo, the Company’s former Chief Financial Officer, in the United States District Court for the Eastern District of New York. On February 25, 2020, Russell Garret, a purported stockholder, filed a second putative class action lawsuit against the Company and Messrs. McCrosson and Palazzolo, in the United States District Court for the Eastern District of New York. Each plaintiff sought to represent a class of stockholders who purchased or otherwise acquired the Company’s common stock from May 15, 2018 to February 14, 2020.

On May 5, 2020, the court consolidated these two lawsuits. The court also appointed a lead plaintiff and approved plaintiff's selection of lead counsel. On May 20, 2020, the court ordered the plaintiff to file a consolidated amended complaint within 30 days of the Company’s issuance of its restated financials. The restatement was issued on August 25, 2020.

On September 24, 2020, the consolidated amended complaint (“Amended Complaint”) was filed by the lead plaintiff on behalf of two plaintiff classes: (i) purchasers of the Company’s common stock issued pursuant to and/or traceable to the Company’s offering conducted on or about October 16, 2018 (the “Offering”) (the “Securities Act Class”); and (ii) purchasers of the Company’s common stock between March 22, 2018 through February 14, 2020, inclusive (the “Exchange Act Class”). The Amended Complaint retains the Company, Mr. McCrosson, and Mr. Palazzolo as defendants; it adds as defendants Canaccord Genuity LLC and B. Riley FBR, which provided services in connection with the Company’s October 16, 2018 offering of its common stock. The Amended Complaint alleges that the defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act by negligently permitting false and misleading statements to be included in the registration statement and prospectus supplements issued in connection with its October 16, 2018 securities offering. The Amended Complaint also alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated by the SEC, by making false and misleading statements in the Company’s periodic reports filed between March 22, 2018 through February 14, 2020, inclusive. Plaintiffs seek unspecified compensatory damages, including interest; rescission or a rescissory measure of damages; unspecified equitable or injunctive relief; and costs and expenses, including attorney’s fees and expert fees.

Shareholder Derivative Actions

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

On September 17, 2020, a second shareholder derivative action was filed against current and former members of our board of directors, and certain of our current and former officers, in the Supreme Court of the State of New York (Suffolk County). The complaint, which is based substantially on the facts alleged in the class action complaints summarized above, purports to assert derivative claims against the individual defendants for breach of fiduciary duty and unjust enrichment, and seeks to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct. The complaint also seeks declaratory, equitable, injunctive and monetary relief, as well as attorneys’ fees and other costs.

While the outcome of any litigation is inherently uncertain and the class action and derivative lawsuits are each still at an early stage, the Company and its officers and directors intend to vigorously defend against the claims and believe the claims are without merit. The Company expenses related legal costs as incurred.

Books and Records Action

On June 5, 2020, a lawsuit to compel inspection of books and records was filed against the Company in the Supreme Court of the State of New York (Suffolk County) captioned Berger v. CPI Aerostructures, Inc. The complaint, which is based substantially on the facts alleged in the class action complaints summarized above, seeks to compel the inspection of corporate books and records pursuant to New York common law. The complaint also seeks attorneys’ fees and other costs. In August 2020, the Company agreed to make a limited production to the plaintiff in exchange for the plaintiff’s agreement to dismiss the lawsuit after the production. On September 10, 2020, the parties filed a stipulation discontinuing the action without prejudice.

SEC Investigation

On May 22, 2020, the Company received a letter (the “SEC Letter”) from the SEC Division of Enforcement (the “Division”) indicating that the Division staff is conducting an investigation involving the Company. The SEC Letter states that the investigation is a non-public, fact finding inquiry where the Division staff is trying to determine whether there have been any violations of federal securities laws. As part of this investigation, the Division issued a subpoena to the Company seeking documents and information relating, among other things, to previously disclosed errors in and restatement of the Company’s financial statements, the Company’s October 16, 2018 equity offering and the recent separation of the Company’s former Chief Financial Officers. The SEC Letter states that the investigation and the subpoena do not mean that the Division staff have concluded that the Company or anyone else has violated the federal securities laws and that the investigation does not mean that the Division staff has a negative opinion of any person, entity or security. We intend to fully cooperate with the Division staff. We cannot predict the length, scope, or results of the investigation or the impact, if any, of the investigation on our results of operations.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in this report.

Forward Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019 and Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Impact of the COVID-19 Pandemic on First Quarter Results and Forward-Looking Impacts

The impact that the recent COVID-19 pandemic will have on our business is uncertain. Although we have been classified as an “essential business” by New York State and are exempt from the state's mandate that all non-essential New York businesses close until further notice due to circumstances related to the coronavirus pandemic, certain of our staff have been working modified hours and remotely due to social distancing protocols and concern over their safety and the safety of others since on or about March 19, 2020.

We anticipate potential supply chain disruptions, employee absenteeism, reductions in commercial aircraft orders and short-term suspensions of manufacturing at ours or our customers’ facilities related to the COVID-19 pandemic that could unfavorably impact our business. We expect these disruptions to be limited to programs within our commercial business that account for approximately 20% of our total business and also to be temporary, but there can be no assurance that our military business will be unaffected and there is still uncertainty around the duration and overall impact to our business operation. We believe it is possible that the impact of the COVID-19 pandemic could have an adverse effect on the results of our operations, financial position and cash flow for the year ending December 31, 2020. We have taken mitigating steps in an attempt to reduce the adverse effects. For example, we have curtailed discretionary spending, deferred all business travel, implemented a hiring freeze and other steps to preserve cash. We have also taken action to more closely manage the flow of materials into the operations in response to potentially weakened demand in our commercial programs.

Recent Developments

Paycheck Protection Program Loan

On April 10, 2020, we entered into the PPP Loan, with BNB Bank as the Lender, in an aggregate principal amount of $4,795,000, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The PPP Loan is evidenced by the Note. Subject to the terms of the Note, the PPP Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of two years, and is unsecured and guaranteed by the Small Business Administration. The Company may apply to the Lender for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the 24 week period beginning on April 10, 2020, calculated in accordance with the terms of the CARES Act, as modified by the Paycheck Protection Flexibility Act.

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

The errors in the financial statements for the Non-Reliance Periods and our internal control weaknesses caused us to be in violation of certain financial and non-financial covenants under the BankUnited Facility as of and after March 31, 2018. BankUnited agreed to waive each covenant violation under the Credit Agreement in connection with the previously disclosed errors in our financial statements for the Non-Reliance Periods and to prospectively waive the covenant violation for late delivery of our financial statements for the first three quarters of 2020. BankUnited agreed not to test our compliance with the financial covenants under the Credit Agreement for the first half of 2020. Financial covenant testing will resume for the quarter ending September 30, 2020. BankUnited also consented to the incurrence of additional indebtedness by the Company pursuant to the PPP Loan, as described above, and agreed that the income and debt effects of the PPP Loan will be excluded for covenant calculation purposes.

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Funded backlog consists of aggregate funded values under such contracts and purchase orders, excluding the portion previously included in operating revenues pursuant to ASC 606, and including estimates of future contract price escalation. Unfunded backlog is the estimated amount of future orders under long-term contracts. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our total backlog as of March 31, 2020 and December 31, 2019 was as follows:

Backlog (Total)	March 31, 2020	December 31, 2019
Funded	$211,103,000	$147,647,000
Unfunded	345,268,000	414,231,000
Total	$556,371,000	$561,878,000

Approximately 90% of the total amount of our total backlog at March 31, 2020 was attributable to government contracts. Our backlog attributable to government contracts at March 31, 2020 and December 31, 2019 was as follows:

Backlog (Government)	March 31, 2020	December 31, 2019
Funded	$206,419,000	$136,932,000
Unfunded	292,714,000	359,770,000
Total	$499,133,000	$496,702,000

Our backlog attributable to commercial contracts at March 31, 2020 and December 31, 2019 was as follows:

Backlog (Commercial)	March 31, 2020	December 31, 2019
Funded	$4,684,000	$10,715,000
Unfunded	52,554,000	54,461,000
Total	$57,238,000	$65,176,000

The total backlog at March 31, 2020 is primarily comprised of long-term programs with Raytheon (Next Generation Jammer – Mid Band), Northrop Grumman (E-2D and WOWP), Sikorsky (fuel panels), Lockheed Martin (F35), USAF (T-38), Boeing A-10 and Honda (HondaJet). Funded backlog is primarily from purchase orders under long-term contracts with Northrop Grumman (E-2D and WOWP), Raytheon (Next Generation Jammer Pods), Boeing A-10 and HIRRS (Hovering InfraRed Suppression System) and the USAF (T-38).

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers" ("ASC 606"). In accordance with ASC 606, the Company recognizes revenue when it transfers control of a promised good or service to a customer in an amount that reflects the consideration it expects to be entitled to in exchange for the good or service. The majority of the Company’s performance obligations are satisfied over time as the Company (i) sells products with no alternative use to the Company and (ii) has an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date. Under the over time revenue recognition model, revenue and gross profit are recognized over the contract period as work is performed based on actual costs incurred and an estimate of costs to complete and resulting total estimated costs at completion.

See Note 2, “Revenue Recognition”, for additional information regarding the Company's revenue recognition policy.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. On January 1, 2019, the Company adopted the new lease standard using the optional transition method under which comparative financial information will not be restated and continues to apply the provisions of the previous lease standard in its annual disclosures for the comparative periods. In addition, the new lease standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients. As such, the Company did not have to reassess whether expired or existing contracts are or contain a lease and did not have to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

Revenue for the three months ended March 31, 2020 was $16,858,386 compared to $21,988,384 (restated) for the same period last year, a decrease of $5,129,998 or 23.3%. The decrease was primarily related to timing. We had significant revenue in the year-ago period from the first development phase of the Raytheon Next Generation Jammer (“NGJ”) Pod program, which was essentially complete by December 31, 2019. The revenue decrease was partially offset by an increase in revenue relating to the start of a new multi-year award for the Northrop Grumman E2D program.

Revenue from government subcontracts was $12,706,008 for the three months ended March 31, 2020 compared to $14,749,963 (restated) for the three months ended March 31, 2019, a decrease of $2,043,955 or 13.9%. The decrease in revenue is primarily the result of the substantial completion of the Raytheon NGJ Pod program by December 31, 2019, offset by an increase relating to the start of a new multi-year award for the Northrop Grumman E2D program.

Revenue from direct military contracts was $553,948 for the three months ended March 31, 2020 compared to $2,425,626 (restated) for the three months ended March 31, 2019, a decrease of $1,871,678 or 77.2%. The decrease in revenue is primarily driven by a decrease in revenue from the Pacer Classic III program which will vary period to period due to the nature of indefinite delivery indefinite quantity (“IDIQ”) contracts.

Revenue from commercial subcontracts was $3,598,430 for the three months ended March 31, 2020 compared to $4,812,795 (restated) for the three months ended March 31, 2019, a decrease of $1,214,365 or 25.2%. The decrease is primarily the result of lower revenue from Embraer and the HondaJet program, both of which have had rate reductions.

Inflation historically has not had a material effect on our operations.

Cost of Sales

Cost of sales for the three months ended March 31, 2020 and 2019 was $16,160,567 and $19,504,968 (restated), respectively, a decrease of $3,344,401 or 17.1%. This decrease is the result of the comparable decrease in revenue and the specific program related factors noted below.

The components of the cost of sales were as follows:

	Three months ended
	March 31, 2020	March 31, 2019 (restated)
Procurement	$10,183,264	$12,891,316
Labor	1,719,767	1,979,759
Factory overhead	5,347,719	5,016,553
Other	(1,090,183)	(382,660)
Cost of Sales	$16,160,567	$19,504,968

Procurement for the three months ended March 31, 2020 was $10,183,264 compared to $12,891,316 (restated) for the three months ended March 31, 2019, a decrease of $2,708,052 or 21%. This decrease is primarily the result of a decrease in procurement related to the Raytheon Next Generation Jammer pod development program which was essentially complete by December 31, 2019.

Labor costs for the three months ended March 31, 2020 were $1,719,767 compared to $1,979,759 (restated) for the three months ended March 31, 2019, a decrease of $259,992 or 13.1%. The decrease is primarily the result of the absence in 2020 of labor associated with the Next Generation Jammer pod program, which was very labor intensive.

Factory overhead for the three months ended March 31, 2020 was $5,347,719 compared to $5,016,553 (restated) for the three months ended March 31, 2019, an increase of $331,166 or 6.6%. This increase is due to an increase in indirect labor and healthcare costs.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other costs (credit), net for the three months ended March 31, 2020 were $(1,090,183) compared to $(382,660) (restated) for the three months ended March 31, 2019, an increase of the credit of $707,523. Other costs / (credits) primarily include net changes to ending net inventory values, loss contract reserves and absorption variances. The change in the three months ended March 31, 2020 is primarily due to growth in inventory.

Gross Profit

Gross profit for the three months ended March 31, 2020 was $697,819 compared to $2,483,416 (restated) for the three months ended March 31, 2019, a decrease of $1,785,597 or 72%, primarily the result of lower gross profit on the Raytheon Pod program due to the program’s substantial completion in December 2019.

Favorable/Unfavorable Adjustments to Gross Profit (Loss)

During the three months ended March 31, 2020 and 2019, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in decreases in total gross profit as follows:

	Three months ended
	March 31, 2020	March 31, 2019
Favorable adjustments	$373,040	$675,968
Unfavorable adjustments	(778,232)	(164,789)
Net adjustments	$(405,192)	$511,179

For the three months ended March 31, 2020, we evaluated all contractual data and revised estimated gross profit percentages accordingly. We had 15 contracts with favorable adjustments and 20 contracts with unfavorable adjustments, all due to changes in estimates.

For the three months ended March 31, 2019, we evaluated all contractual data and revised estimated gross profit percentages accordingly. We had 16 contracts with favorable adjustments and 19 contracts with unfavorable adjustments, all due to changes in estimates.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2020 were $3,093,090 compared to $2,905,686 (restated) for the three months ended March 31, 2019, an increase of $187,404 or 6.4%. This increase was primarily driven by an increase in professional fees.

Loss Before Provision for Income Taxes

Loss before provision for income taxes for the three months ended March 31, 2020 was $(2,811,941) compared to $(933,039) (restated) for the same period last year, an increase in loss of $1,878,902 or 201.4%. The increase in loss was primarily driven by the decrease in revenue as described above.

Provision for (benefit from) Income Taxes

Provision for (benefit from) income taxes was $578 for the three months ended March 31, 2020, compared to a provision for income taxes of $1,677 (restated) for the three months ended March 31, 2019. In February 2019, the Company received information that the net operating loss carryback that was generated in 2014 and carried back to 2012-13 was under examination and could possibly be disallowed by the IRS. As of June 2020, the Company has received notification that the returns will be accepted as filed.

Net Loss

Net loss for the three months ended March 31, 2020 was $(2,812,519) or $(0.24) per basic share, compared to a loss of $(934,716) (restated) or $(0.08) per basic share, for the same period last year. Diluted loss per share was $(0.24) for the three months ended March 31, 2020 calculated utilizing 11,837,014 weighted average shares outstanding. Diluted loss per share was $(0.08) for the three months ended March 31, 2019 calculated utilizing 11,736,305 weighted average shares outstanding. The increase in net loss was primarily driven by the decrease in revenue as described above.

Liquidity and Capital Resources

General

At March 31, 2020, we had working capital of $10,993,679 compared to working capital of $13,851,717 at December 31, 2019, a decrease of $2,858,038 or 20.6%.

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

At March 31, 2020, we had a cash balance of $1,998,697 compared to $4,052,109 at December 31, 2019. Additionally, at March 31, 2020 and December 31, 2019, we had $1,380,684 of restricted cash, which is cash held in escrow pursuant to the WMI acquisition and the determination of a final working capital adjustment. The BankUnited Facility contains a minimum liquidity covenant requires the Company to maintain at all times a minimum amount of $3 million in either unrestricted cash or revolving credit availability or any combination thereof.

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

On August 24, 2020, we entered into the Sixth Amendment, as described more fully in Note 13 “Subsequent Events” above. In connection with the Sixth Amendment, BankUnited agreed to prospectively waive the covenant violation for late delivery of our financial statements for the first three quarters of 2020 and agreed not to test our compliance with the financial covenants under the Credit Agreement for the first half of 2020. As of March 31, 2020, and after taking into account the Sixth Amendment, the Company was in compliance with all tested covenants contained in the Credit Agreement.

As of March 31, 2020, the Company had $26.7 million outstanding under the Revolving Loan bearing interest at 6.25%.

The Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the agreement, which after giving effect to the Amendment matures on May 2, 2022. The maturities of the Term Loan are included in the maturities of long-term debt.

Contractual Obligations

For information concerning our contractual obligations, see Contractual Obligations under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In connection with management’s evaluation of the Company’s internal control over financial reporting described above, management has identified the deficiencies described below that constituted material weaknesses in our internal control over financial reporting as of December 31, 2019 and December 31, 2018. One of these deficiencies led to material errors in our previously issued consolidated financial statements, which in turn led to the restatement of those previously issued consolidated financial statements, as described in Note 18 to our consolidated financial statements included in the Annual Report on Form 10-K.

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

The effectiveness of our internal control over financial reporting as of December 31, 2019 and December 31, 2018, has been audited by CohnReznick, an independent registered public accounting firm, as stated in their report, which was adverse due to the material weaknesses.

Remediation Efforts to Address Material Weaknesses

We are currently working to remediate the material weaknesses described above, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weaknesses. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies with the overall objective to design and operate internal controls that mitigate identified risks and enable an effective system of internal control over external financial reporting.

Management regards successful completion of our remediation actions as an important priority. Some of the more significant remediation activities include:

●	In 2019 we hired experienced professionals to fill several key positions within our finance leadership team, including Chief Financial Officer, Controller, and Director of Financial Planning & Analysis. These new individuals possess technical proficiency, training, and experience that were partially responsible for identifying the material weaknesses identified herein. The Director of Financial Planning & Analysis, now our Acting Chief Financial Officer, and the Controller remain with the Company and we intend to continue to assess current staffing levels and competencies in our finance team to ensure the optimal complement of personnel with appropriate qualifications and skill sets.
●	Management, with advice from a leading global accounting and advisory firm, reviewed and updated its revenue recognition policies in the second quarter of 2020. In addition, the Company is in the process of updating its procedures and remediating internal control weaknesses identified in the period. Management is also in the process of performing a comprehensive review of current accounting processes to ensure compliance with the Company’s accounting policies and U.S. GAAP, and to ensure sufficient specificity in procedures. Additionally, management will implement a recurring review by a team of qualified individuals.

●	Reevaluating and revising our Sarbanes-Oxley compliance program (our “SOX Program”), and making improvements to our SOX Program governance, risk assessment processes, testing methodologies and corrective action mechanisms.
●	Redesigning and implementing necessary changes to the existing system of internal controls and then testing of sufficient instances of the performance of controls to determine operational effectiveness.
●	Prior to any future requirement for accounting for significant, non-routine, complex transactions, the Company will engage experienced professionals and outline and execute a set of controls to ensure that the non-routine, complex transaction is recorded in a proper manner.
●	For years subsequent to 2019, we will implement an improved 404 compliant ITGC testing program. We will engage experienced professionals to assist with its implementation and execution.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020. Based on this evaluation and considering the material weaknesses in internal control over financial reporting described above, we concluded as of March 31, 2020, that our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts underway, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Part II - Other Information

Item 1 – Legal Proceedings

Working Capital Dispute

On September 27, 2019, the Company filed a notice of motion in the Supreme Court of the State of New York, County of New York against Air Industries in connection with a working capital dispute. The Company is seeking, among other things, (i) an order of specific performance requiring Air Industries to comply with its obligations under the SPA entered into between the Company and Air Industries on March 21, 2018 and the Escrow Agreement entered into between the Company and Air Industries on December 20, 2018, and (ii) a judgment against Air Industries in the amount of approximately $3.5 million (representing the $4.1 million working capital deficiency less approximately $619,000 which Air Industries previously agreed to release from escrow to cover undisputed items of working capital deficiency). The parties argued the motion before the court on February 5, 2020. The court’s decision is pending.

Class Action Lawsuit

On February 24, 2020, Mark A. Rodriguez, a purported stockholder, filed a putative class action lawsuit against the Company, Douglas McCrosson, the Company’s Chief Executive Officer, and Vincent Palazzolo, the Company’s former Chief Financial Officer, in the United States District Court for the Eastern District of New York. On February 25, 2020, Russell Garret, a purported stockholder, filed a second putative class action lawsuit against the Company and Messrs. McCrosson and Palazzolo, in the United States District Court for the Eastern District of New York. Each plaintiff sought to represent a class of stockholders who purchased or otherwise acquired the Company’s common stock from May 15, 2018 to February 14, 2020 (“Class Period”).

On May 5, 2020, the court consolidated these two lawsuits. The court also appointed a lead plaintiff and approved plaintiff's selection of lead counsel. On May 20, 2020, the court ordered the plaintiff to file a consolidated amended complaint within 30 days of the Company’s issuance of its restated financials. The restatement was issued on August 25, 2020.

On September 24, 2020, the consolidated amended complaint (“Amended Complaint”) was filed by the lead plaintiff on behalf of two plaintiff classes: (i) purchasers of the Company’s common stock issued pursuant to and/or traceable to the Company’s offering conducted on or about October 16, 2018 (the “Offering”) (the “Securities Act Class”); and (ii) purchasers of the Company’s common stock between March 22, 2018 through February 14, 2020, inclusive (the “Exchange Act Class”). The Amended Complaint retains the Company, Mr. McCrosson, and Mr. Palazzolo as defendants; it adds as defendants Canaccord Genuity LLC and B. Riley FBR, which provided services in connection with the Company’s October 16, 2018 offering of its common stock. The Amended Complaint alleges that the defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act by negligently permitting false and misleading statements to be included in the registration statement and prospectus supplements issued in connection with its October 16, 2018 securities offering. The Amended Complaint also alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated by the SEC, by making false and misleading statements in the Company’s periodic reports filed between March 22, 2018 through February 14, 2020, inclusive. Plaintiffs seek unspecified compensatory damages, including interest; rescission or a rescissory measure of damages; unspecified equitable or injunctive relief; and costs and expenses, including attorney’s fees and expert fees.

Shareholder Derivative Actions

On May 7, 2020, a shareholder derivative action was filed against current members of our board of directors and certain of our current and former officers in the United States District Court for the Eastern District of New York. The complaint, which is based substantially on the facts alleged in the class action complaints summarized above, purports to assert derivative claims against the individual defendants for violations of Section 10(b) and 21(d) of the Exchange Act and breach of fiduciary duty, and seeks to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct. The complaint also seeks declaratory, equitable, injunctive and monetary relief, and attorneys’ fees and other costs. On June 16, 2020, the court ordered the plaintiff to file a consolidated amended complaint within 60 days of the Company’s issuance of its restated financials.

On September 17, 2020, a second shareholder derivative action was filed against current and former members of our board of directors, and certain of our current and former officers, in the Supreme Court of the State of New York (Suffolk County). The complaint, which is based substantially on the facts alleged in the class action complaints summarized above, purports to assert derivative claims against the individual defendants for breach of fiduciary duty and unjust enrichment, and seeks to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct. The complaint also seeks declaratory, equitable, injunctive and monetary relief, as well as attorneys’ fees and other costs.

While the outcome of any litigation is inherently uncertain and the class action and derivative lawsuits are each still at an early stage, the Company and its officers and directors intend to vigorously defend against the claims and believe the claims are without merit.  The Company expenses related legal costs as incurred.

Books and Records Action

On June 5, 2020, a lawsuit to compel inspection of books and records was filed against the Company in the Supreme Court of the State of New York (Suffolk County) captioned Berger v. CPI Aerostructures, Inc. The complaint, which is based substantially on the facts alleged in the class action complaints summarized above, seeks to compel the inspection of corporate books and records pursuant to New York common law. The complaint also seeks attorneys’ fees and other costs. In August 2020, the Company agreed to make a limited production to the plaintiff in exchange for the plaintiff’s agreement to dismiss the lawsuit after the production. On September 10, 2020, the parties filed a stipulation discontinuing the action without prejudice.

SEC Investigation

On May 22, 2020, the Company received a letter (the “SEC Letter”) from the SEC Division of Enforcement (the “Division”) indicating that the Division staff is conducting an investigation involving the Company. The SEC Letter states that the investigation is a non-public, fact finding inquiry where the Division staff is trying to determine whether there have been any violations of federal securities laws. As part of this investigation, the Division issued a subpoena to the Company seeking documents and information relating, among other things, to previously disclosed errors in and restatement of the Company’s financial statements, the Company’s October 16, 2018 equity offering and the recent separation of the Company’s former Chief Financial Officers. The SEC Letter states that the investigation and the subpoena do not mean that the Division staff have concluded that the Company or anyone else has violated the federal securities laws and that the investigation does not mean that the Division staff has a negative opinion of any person, entity or security. We intend to fully cooperate with the Division staff. We cannot predict the length, scope, or results of the investigation or the impact, if any, of the investigation on our results of operations.

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

Risks Related to the Restatement of our Prior Period Consolidated Financial Statements and Material Weaknesses in our Internal Controls

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

The restatement of our consolidated financial statements as described in our Annual Report on Form 10-K for the year ended December 31, 2019, primarily reflects the correction of certain errors relating to our recognition of revenue, which errors resulted from an incorrect application of U.S. GAAP, as described in more detail in the Annual Report on Form 10-K for the year ended December 31, 2019. Such restatement has had and may continue to have the effect of eroding investor confidence in the Company and our financial reporting and accounting practices and processes, has negatively impacted and may continue to negatively impact the trading price of our common stock, has resulted and may continue to result in stockholder litigation, may make it more difficult for us to raise capital on acceptable terms, if at all, and may negatively impact our reputation with our customers and cause customers to place new orders with other companies.

We have identified material weaknesses in our internal control over financial reporting, which, if not remediated, could adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

We have concluded that our internal control over financial reporting was not effective as of March 31, 2020 due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of March 31, 2020 due to material weaknesses in our internal control over financial reporting, all as described in Part I, Item 4, “Controls and Procedures” of this Quarterly Report on Form 10-Q. We previously concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019 or December 31, 2018, due to the material weaknesses as described in Part I, Item 4 of this Quarterly Report on Form 10-Q. Although we have initiated remediation measures to address the identified weaknesses, we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective in the future. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future, either with respect to the Non-Reliance Periods or other periods. Management previously identified a material weakness in our internal control over financial reporting in February 2019 in connection with the failure to identify, in a timely manner, the miscoding of an invoice in the Company’s records and the resulting overstatement of revenue in the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2018, by $927,257. We reviewed our financial closing process and identified corrective action to remediate the prior operating effectiveness of controls and, while we believe the implementation of the new control procedures was successful, we cannot assure you that our remediation of the revenue recognition error with respect to the Non-Reliance Periods will be similarly successful.

We intend to continue our remediation activities and to continue to improve our overall control environment and our operational and financial systems and infrastructure, as well as to continue to train, retain and manage our personnel who are essential to effective internal control. In doing so, we will continue to incur expenses and expend management’s time on compliance-related issues. However, we cannot ensure that the steps that we have taken or will take will successfully remediate the errors. If we are unable to successfully complete our remediation efforts or favorably assess the effectiveness of our internal control over financial reporting, our operating results, financial position, ability to accurately report our financial results and timely file our SEC reports, and stock price could be adversely affected. Additionally, beginning in the fourth quarter of 2019, the Company and WMI are now operating as a consolidated entity, and the Company is using inventory valuation and cost collection software not previously required to be used. While we are confident in the accuracy of our December 31, 2019 inventory value using the new functionality of the current software and that controls over the valuation of inventory will be improved, there can be no assurance that these controls will be adequate to address all potential valuation issues that may arise in the future relating to the use of the new software, and new internal controls may need to be developed.

Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected and corrected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed. Further, restated financial statements and failures in internal control may also cause us to fail to meet reporting obligations, negatively affect investor and customer confidence in our management and the accuracy of our financial statements and disclosures, result in events of default under the BankUnited Facility, or result in adverse publicity and concerns from investors and customers, any of which could have a negative effect on the price of our common stock, subject us to regulatory investigations and penalties or additional stockholder litigation, and have a material adverse impact on our business and financial condition.

The restatement of our consolidated financial statements for the Non-Reliance Periods has diverted, and our ongoing efforts to remediate our internal controls may continue to divert management from the operation of our business. The absence of timely and accurate financial information has hindered and may in the future hinder our ability to effectively manage our business.

The restatement of our consolidated financial statements for the Non-Reliance Periods has diverted, and our ongoing efforts to remediate our internal controls may continue to divert management from the operation of our business. The Board of Directors, members of management, and our accounting and other staff have spent significant time on the restatement and remediation and will continue to spend significant time on remediation of internal control over our financial reporting. These resources have been, and will likely continue to be, diverted from the strategic and day-to-day management of our business and may have an adverse effect on our ability to accomplish our strategic objectives.

We face litigation and regulatory action relating to the restatement of the Non-Reliance Period consolidated financial statements.

Our Company and certain of our current and former executive officers and directors, and the underwriters of our October 16, 2018 securities offering, are defendants in litigation arising out of our disclosure of an error in our revenue recognition and material weaknesses in our internal control over financial reporting and the related impact on our stock price. Please see Part II, Item 1, “Legal Proceedings.” These proceedings may result in significant expenses and the diversion of management attention from our business. We cannot ensure that additional litigation or other claims by shareholders will not be brought in the future arising out of the same subject matter.

Additionally, the Company received a letter and subpoena from the SEC Division of Enforcement seeking the production of documents in connection with a non-public fact finding inquiry relating to, among other things, the errors in and restatement of our financial statements, our October 16, 2018 equity offering, and the recent separation of our former Chief Financial Officers. The SEC letter states that the investigation and subpoena do not mean that the SEC has concluded that the Company or anyone else has violated the federal securities laws. We intend to fully cooperate with the SEC staff. However, we cannot predict the length, scope, or results of the investigation or the impact, if any, of the investigation on our results of operations. Please see Part II, Item 1, “Legal Proceedings.” We may also be subject to further examinations, investigations, proceedings and orders by regulatory authorities, including a cease and desist order, suspension of trading of our securities, delisting of our securities and/or the assessment of possible civil monetary penalties. Any such further actions could be expensive and damaging to our business, results of operations and financial condition.

We have incurred and expect to continue to incur significant expenses related to the restatement and remediation of deficiencies in our internal control over financial reporting and disclosure controls and procedures, and any resulting litigation.

We have devoted and expect to continue to devote substantial internal and external resources towards remediation efforts relating to the restatement of our financial statements for the Non-Reliance Periods, the management review process and other efforts to implement effective internal controls. Because of these efforts, we have incurred and expect that we will continue to incur significant fees and expenses for legal, accounting, financial and other consulting and professional services, as well as the implementation and maintenance of systems and processes that will need to be updated, supplemented or replaced. As described in the Annual Report on Form 10-K for the year ended December 31, 2019, filed on August 25, 2020, we have taken a number of steps in order to strengthen our accounting function so as to allow us to be able to provide timely and accurate financial reporting. However, we cannot assure you that these steps will be successful. To the extent these steps are not successful, we could be required to incur significant additional time and expense. The expenses we are incurring in this regard, as well as the substantial time devoted by our management towards identifying and addressing the internal control deficiencies, could have a material adverse effect on our business, results of operations and financial condition.

We were in violation of various covenants under our credit facility with BankUnited as of March 31, 2018 through September 30, 2019, due to the errors in our Non-Reliance Periods consolidated financial statements as well as March 31, 2020. BankUnited has waived the covenant violation as of March 31, 2020, and has amended certain financial covenants, but there can be no assurance that we will not fall out of compliance with the amended covenants in the future.

The errors in our consolidated financial statements for the Non-Reliance Periods and our internal control material weaknesses caused us to be in violation of certain of the covenants under the BankUnited Facility as of and after March 31, 2018. We have entered into the Sixth Amendment to the BankUnited Facility, which includes, among other things, a waiver of the covenant violations and certain amendments to the financial covenants going forward; however, we cannot assure you that we will not violate the amended banking covenants in the future. BankUnited has agreed to waive each covenant violation under the Credit Agreement in connection with the previously disclosed errors in our financial statements for the Non-Reliance Periods and to prospectively waive the covenant violation for late delivery of our financial statements for the first three quarters of 2020. BankUnited agreed not to test our compliance with the financial covenants under the Credit Agreement for the first half of 2020. Financial covenant testing will resume for the quarter ending September 30, 2020. If we fall out of compliance with our banking covenants, BankUnited may declare a default under the BankUnited Facility and, among other remedies, could declare the full amount of the BankUnited Facility immediately due and payable and could foreclose against our collateral. If this were to occur, we may be unable to secure outside financing, if needed, to fund ongoing operations and for other capital needs. Any sources of financing that may be available to us could also be at higher costs and require us to satisfy more restrictive covenants, which could limit or restrict our operations, cash flows and earnings. We cannot ensure that additional financing would be available to us, or be sufficient or available on satisfactory terms.

We are currently ineligible to use our existing shelf registration statement on Form S-3 or file a new registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital.

We did not file our Annual Report for the year ended December 31, 2019 or our Quarterly Report for the three months ended March 31, 2020 or for the three and six months ended June 30, 2020 within the respective timeframes required by the SEC. We will regain status as a current filer when we file our Quarterly Report for the three and six months ended June 30, 2020. However, we will not be considered a timely filer and will not be eligible to offer and sell securities using our existing shelf registration statement on Form S-3 or file a new short-form registration statement on Form S-3 to register the offer and sale of our securities until twelve full calendar months from the date we regain status as a current filer. If we wish to register the offer and sale of our securities to the public prior to such time, we will be required to use the long-form registration statement, Form S-1, which may increase both our transaction costs and the amount of time required to complete the transaction. This may adversely affect our ability to raise funds, if we choose to do so.

If our common stock is delisted from the NYSE American exchange, our business, financial condition, results of operations and stock price could be adversely affected, and the liquidity of our stock and our ability to obtain financing could be impaired.

On April 17, 2020, we received a notice from NYSE Regulation, Inc. stating that, because we failed to file restated financial statements for the Non-Reliance Periods on or before April 14, 2020, we were not in compliance with the NYSE American exchange’s continued listing standards under the timely filing criteria included in Section 1007 of the NYSE American Company Guide (“Company Guide”). In accordance with Section 1007 of the Company Guide, we had six months from April 15, 2020, or until October 15, 2020, to file restated financial statements for the Non-Reliance Periods and any subsequent quarterly reports that are not filed by their due dates (“Initial Cure Period”). On August 25, we filed an Annual Report on Form 10-K for the year ended December 31, 2019, which included a restatement of our consolidated financial statements for the year ended December 31, 2018, and we filed Quarterly Reports on Forms 10-Q/A which included restatements of our consolidated financial statements for each of the quarters ended March 31, 2018, June 30, 2018, September 30, 2018, March 31, 2019, June 30, 2019, and September 30, 2019. This Quarterly Report on Form 10-Q is being filed within the Initial Cure Period. However, because we failed to file our quarterly report for the quarter ended June 30, 2020 when due, we remain a late filer under the NYSE American rules and would be required to file such quarterly report during the Initial Cure Period. While we intend to file our quarterly report for the quarter ended June 30, 2020 as soon as practicable, we will be unable to make such filing during the Initial Cure Period. Accordingly, we intend to seek an additional six months to regain compliance with the timely filer rule. The NYSE American exchange may grant such additional compliance period in its sole discretion, and we cannot assure you that we will be granted such additional compliance period.

Further, once we regain compliance, there can be no assurance that we will maintain such compliance or that we will not be delinquent in the future. Any such further delinquency could result in the delisting of our common stock from the NYSE American exchange, which would adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades, and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. It would primarily affect our business and results of operations by preventing us from raising capital for the purposes of acquiring another company.

Risks Related to COVID-19

The impact of the coronavirus (COVID-19) pandemic on our operations, supply chain, and customers has impacted and could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

It is possible that the continued spread of COVID-19 could cause disruption in our supply chain or significantly increase the costs required to meet our contractual commitments, cause delay, or limit the ability of the U.S. Government and other customers to perform, including making timely payments to us, negotiating contracts, performing quality inspections, accepting delivery of finished products, and cause other unpredictable events. The disruption of air travel has impacted demand for the commercial air industry. Commercial aircraft manufacturers are reducing production rates due to fewer expected aircraft deliveries and, as a result, may reduce demand for our products. There have been and may continue to be changes in our government and commercial customers’ priorities and practices, as our customers confront competing budget priorities and more limited resources. These changes may impact current and future programs, procurements, and funding decisions, which in turn could impact our results of operations.

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

We continue to monitor the situation, to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences. We cannot at this time predict the impact of the COVID-19 pandemic, but it has had and could continue to have an adverse effect on our business, financial position, results of operations and/or cash flows.

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

For the periods ended March 31, 2020 and 2019, we made changes to the original estimates on certain of our contracts. Such changes resulted in net adjustments to gross profits of $(405,192) and $511,179 for the three months ended March 31, 2020 and 2019, respectively. We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of ASC 606; however, there is no assurance that our estimates will be accurate. If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods. Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to pay for costs until the reported earnings materialize to actual cash receipts.

If the contracts associated with our backlog were terminated, our financial condition could be adversely affected.

The maximum contract value specified under each contract that we enter into is not necessarily indicative of the revenues that we will realize under that contract. For example, our IDIQ contracts do not obligate the purchaser to purchase any goods or services. Because we may not receive the full amount we expect under a contract, we may not accurately estimate our backlog because the earnings of revenues on programs included in backlog may never occur or may change. Cancellations of pending contracts or terminations or reductions of contracts in progress would have a material adverse effect on our business, prospects, financial condition or results of operations.

On April 29, 2020, the Company received a letter from Triumph Group stating that due to the COVID-19 pandemic, it had received a significant schedule change from its customer, Gulfstream Aerospace, and requested that we immediately stop work on the contract we have to produce certain fixed leading edge assemblies on the wing of the G650 business jet. In May 2020, Triumph Group cancelled nearly all open orders with the Company, decreasing our G650 leading edge backlog by $3.6 million. On May 27, 2020, Triumph Group announced it had reached an agreement in principle to sell the G650 wing program to Gulfstream Aerospace. On June 12, 2020, the Company received a joint communication from Gulfstream Aerospace and Triumph Group that stated Gulfstream Aerospace’s intention at the conclusion of the transaction is to continue to purchase G650 wing components from the Company. The Company has begun to receive communications from Gulfstream Aerospace that are expected to lead to purchase orders for G650 wing components. The Company is unable to predict at this time when Gulfstream Aerospace will begin purchasing G650 wing components from us, if at all, or how many.

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

New programs with new technologies typically carry risks associated with design changes, development of new production tools, increased capital and funding commitments, ability to meet customer specifications, delivery schedules and unique contractual requirements, supplier performance, ability of the customer to meet its contractual obligations to us, and our ability to accurately estimate costs associated with such programs. In addition, any new program may not generate sufficient demand or may experience technological problems or significant delays in the regulatory or other certification or manufacturing and delivery schedule. If we were unable to perform our obligations under new programs to the customer’s satisfaction, if we were unable to manufacture products at our estimated costs, or if a new program in which we had made a significant investment was terminated or experienced weak demand, delays or technological problems, then our business, financial condition and results of operations could be materially adversely affected. This risk includes the potential for default, quality problems, or inability to meet specifications, as well as our inability to negotiate final pricing for program changes, and could result in low margin or forward loss contracts, and the risk of having to write off contract assets if they were deemed to be unrecoverable. In addition, beginning new work on existing programs also carries risk associated with the transfer of technology, knowledge and tooling.

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

Cyber security attacks and internal system or service failures may adversely impact our business and operations.

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

As of December 31, 2019, we had approximately $93 million of gross net operating loss carryforwards (“NOLs”) for federal tax purposes and approximately $38.6 million of post-apportionment NOLs for state tax purposes. As a result of the Tax Cuts and Jobs Act of 2017 and the Coronavirus Aid, Relief, and Economic Security Act of 2020, NOLs arising before January 1, 2018, and NOLs arising after January 1, 2018, are subject to different rules. Our pre-2018 NOLs totaled approximately $78.8 million; these NOLs will expire in varying amounts from 2030 through 2039, if not utilized, and can offset 100% of future taxable income for regular tax purposes. Our NOLs arising in 2018, 2019 and 2020 can generally be carried back five years, carried forward indefinitely and can offset 100% of future taxable income for tax years before January 1, 2021 and up to 80% of future taxable income for tax years after December 31, 2020. Any NOLs arising on or after January 1, 2021, cannot be carried back, can generally be carried forward indefinitely and can offset up to 80% of future taxable income.

Our ability to fully recognize the benefits from our NOLs is dependent upon our ability to generate sufficient income prior to their expiration. In addition, our NOL carryforwards may be limited if we experience an ownership change as defined by Section 382 of the Internal Revenue Code (“Section 382”). In general, an ownership change under Section 382 occurs if 5% shareholders increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a relevant lookback period. The equity securities we sold in October 2018 may trigger an ownership change under Section 382 which could significantly limit our ability to utilize our tax benefits. See Note 13 to the financial statements filed with the Annual Report on Form 10-K for more information. The sale of additional equity securities may trigger an ownership change under Section 382 which will significantly limit our ability to utilize our tax benefits. In order to avoid limitations imposed by Section 382, we may be limited in the amount of additional equity securities we are able to sell to raise capital.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit 31.1	Section 302 Certification by Chief Executive Officer and President
Exhibit 31.2	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
Exhibit 32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
Exhibit 101	The following financial information from CPI Aerostructures, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Shareholders’ Deficit, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: September 30, 2020	By.	/s/ Douglas J. McCrosson
Douglas J. McCrosson
Chief Executive Officer and President (Principal Executive Officer)

Dated: September 30, 2020	By.	/s/ Thomas Powers
Thomas Powers
Acting Chief Financial Officer (Principal Financial and Accounting Officer)