Form 10-Q
period 2020-06-30
CPI AEROSTRUCTURES INC
filed 2020-11-16
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of November 6, 2020, the registrant had 11,951,271 shares of common stock, $.001 par value, outstanding.

INDEX

Part I - Financial Information

Part I - Financial Information

Item 1 – Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020 (Unaudited)	2019 (Note 1)
ASSETS
Current Assets:
Cash	$6,749,201	$4,052,109
Restricted cash	1,380,684	1,380,684
Accounts receivable, net of allowance for doubtful accounts of $213,605 as of June 30, 2020 and $230,855 as of December 31, 2019	6,958,417	7,029,602
Contract assets	15,566,681	15,280,807
Inventory	7,658,508	5,891,386
Refundable income taxes	36,973	474,904
Prepaid expenses and other current assets	864,781	721,964
Total current assets	39,215,245	34,831,456

Operating lease right-of-use assets	3,122,360	3,886,863
Property and equipment, net	2,840,872	3,282,939
Intangibles, net	312,500	375,000
Goodwill	1,784,254	1,784,254
Other assets	123,013	179,068
Total assets	$47,398,244	$44,339,580

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$9,078,736	$8,199,557
Accrued expenses	3,825,606	2,372,522
Contract liabilities	4,995,427	3,561,707
Loss contract reserve	2,101,123	2,650,963
Current portion of long-term debt	4,728,515	2,484,619
Operating lease liabilities	1,783,249	1,709,153
Income tax payable	1,216	1,216
Total current liabilities	26,513,872	20,979,737

Line of credit	26,738,685	26,738,685
Long-term operating lease liabilities	1,680,897	2,596,784
Long-term debt, net of current portion	3,077,992	1,764,614
Total liabilities	58,011,446	52,079,820

Shareholders’ Deficit:
Common stock - $.001 par value; authorized 50,000,000 shares, 11,855,606 and 11,818,830 shares, respectively, issued and outstanding	11,856	11,819
Additional paid-in capital	71,830,980	71,294,629
Accumulated deficit	(82,456,038)	(79,046,688)
Total Shareholders’ Deficit	(10,613,202)	(7,740,240)
Total Liabilities and Shareholders’ Deficit	$47,398,244	$44,339,580

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Revenue	$19,740,767	$20,101,713	$36,599,154	$42,090,096
Cost of sales	17,160,698	17,858,070	33,321,265	37,363,038
Gross profit	2,580,069	2,243,643	3,277,889	4,727,058

Selling, general and administrative expenses	2,815,252	2,547,762	5,908,342	5,453,447
Loss from operations	(235,183)	(304,119)	(2,630,453)	(726,389)

Interest expense	360,126	575,412	776,797	1,086,181
Loss before provision for income taxes	(595,309)	(879,531)	(3,407,250)	(1,812,570)

Provision for income taxes	1,522	1,636	2,100	3,313
Net loss	$(596,831)	$(881,167)	$(3,409,350)	$(1,815,883)

Loss per common share – basic	$(0.05)	$(0.07)	$(0.29)	$(0.15)

Loss per common share – diluted	$(0.05)	$(0.07)	$(0.29)	$(0.15)

Shares used in computing loss per common share:
Basic	11,855,404	11,817,713	11,846,260	11,776,107
Diluted	11,855,404	11,817,713	11,846,260	11,776,107

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit

Balance at January 1, 2019	11,718,246	$11,718	$70,651,413	$(74,596,536)	$(3,933,405)
Net loss	—	—	—	(934,716)	(934,716)
Costs related to stock offering	—	—	(64,371)	—	(64,371)
Common stock issued upon exercise of options	521	—	—	—	—
Stock-based compensation expense	17,619	18	330,769	—	330,787
Balance at March 31, 2019	11,736,386	$11,736	$70,917,811	$(75,531,252)	$(4,601,705)
Net loss	—	—	—	(881,167)	(881,167)
Costs related to stock offering	—	—	(55,200)	—	(55,200)
Common stock issued as employee compensation	4,950	5	32,319	—	32,324
Stock-based compensation expense	79,054	79	209,488	—	209,567
Balance at June 30, 2019	11,820,390	$11,820	$71,104,418	$(76,412,419)	$(5,296,181)

Balance at January 1, 2020	11,818,830	$11,819	$71,294,629	$(79,046,688)	$(7,740,240)
Net loss	—	—	—	(2,812,519)	(2,812,519)
Stock-based compensation expense	18,388	18	347,167	—	347,185
Balance at March 31, 2020	11,837,218	$11,837	$71,641,796	$(81,859,207)	$(10,205,574)
Net loss	—	—	—	(596,831)	(596,831)
Stock-based compensation expense	18,388	19	189,184	—	189,203
Balance at June 30, 2020	11,855,606	$11,856	$71,830,980	$(82,456,038)	$(10,613,202)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,409,350)	$(1,815,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	512,567	483,982
Amortization of debt issuance cost	56,055	61,246
Cash expended in excess of rent expense	(77,288)	(56,024)
Stock-based compensation	536,388	540,354
Common stock issued as employee compensation	—	32,324
Bad debt expense	(73,352)	(62,309)
Changes in operating assets and liabilities:
Decrease in accounts receivable	144,537	223,409
(Increase) decrease in contract assets	(285,875)	1,426,234
Increase in inventory	(1,767,122)	(2,412,312)
(Increase) decrease in prepaid expenses and other assets	(142,816)	628,469
(Increase) decrease in refundable income taxes	437,931	(226,311)
Increase in accounts payable and accrued expenses	2,332,263	1,007,265
Increase (decrease) in contract liabilities	1,433,720	(2,396,702)
Decrease in loss contract reserve	(549,840)	(831,467)
Increase in income taxes payable	—	3,313
Net cash used in operating activities	(852,182)	(3,394,412)

Cash flows from investing activities:
Purchase of property and equipment	(8,000)	(314,462)
Net cash used in investing activities	(8,000)	(314,462)

Cash flows from financing activities:
Payments on long-term debt	(1,237,726)	(1,222,090)
Proceeds from line of credit	—	2,000,000
Payments on line of credit	—	(300,000)
Proceeds from PPP loan	4,795,000	—
Stock offering costs paid	—	(119,571)
Debt issue costs paid	—	(25,000)
Net cash provided by financing activities	3,557,274	333,339

Net increase (decrease) in cash and restricted cash	2,697,092	(3,375,535)
Cash and restricted cash at beginning of period	5,432,793	6,128,142
Cash and restricted cash at end of period	$8,129,885	$2,752,607

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Cash (received) paid during the period for:
Interest	$845,962	$1,329,678
Income taxes	$(449,749)	$141,702

Equipment acquired under financing lease	$—	$399,800

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

The consolidated financial statements of the Company as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated balance sheet at December 31, 2019 has been derived from audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

The Company maintains its cash in five financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed insurance limits. As of June 30, 2020, the Company had $6,647,111 of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

The Company currently has a shareholders' deficit and has experienced continuing losses from operations and negative cash flows from operations year to date that collectively represent significant risks to the Company to continue to operate as a going concern. To address these matters, the Company has a) negotiated a revised credit facility with BankUnited effective August 24, 2020, b) begun negotiations with customers to exit or renegotiate unprofitable contracts, c) obtained and is seeking additional progress payment and advance payment customer contract funding provisions, d) initiated new procedures to reduce investments in inventory and contract assets, e) remained focused on its military segment which has proven to be less susceptible to COVID-19 related impacts and f) maintained a strong (approximately $209 million) backlog of funded orders, 98% of which are for military programs. Based upon management's assessment of the identified significant risks and the execution of the plans described above, management believes that substantial risk does not exist as to whether the Company's liquidity and debt resources will be sufficient to meet its obligations as a going concern through a year and a day from the date of this filing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

WMI Acquisition:

The Company completed the WMI Acquisition on December 20, 2018. The acquisition was accounted for as a business combination in accordance with ASC Topic 805. Accordingly, the Company recorded the fair value of the assets and liabilities assumed at the date of acquisition.

The purchase price for the acquisition was $7.9 million, which was subject to a post-closing working capital adjustment. $2 million of the purchase price was placed in escrow at closing and was to be released after the completion of the working capital adjustment and for the indemnification contingencies. Air Industries Group objected to the Company’s calculation of the post-closing working capital adjustment and rejected the determination of BDO USA, LLP, the independent accountant appointed by the parties to resolve the dispute. On September 27, 2019, the Company filed a notice of motion in the Supreme Court of the State of New York, County of New York, against Air Industries seeking, among other things, a judgment against Air Industries in the amount of approximately $4.1 million. In October 2019, Air Industries and the Company jointly authorized the release to the Company of approximately $619,000 from escrow, which represents the value of certain conceded items. The remaining escrowed amount of approximately $1,381,000 is shown as restricted cash on the consolidated balance sheet. The additional disputed amount of approximately $2.1 million is not on the Company’s consolidated balance sheet due to the uncertainty of collection. On October 1, 2020, the court denied the Company’s motion on procedural grounds, holding that the Company must commence a special proceeding to obtain the relief sought. The court’s decision was made without prejudice and does not resolve the working capital dispute. We are evaluating whether to appeal the decision or commence a new proceeding, among other options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In the fourth quarter of 2019, the Company recorded adjustments to the provisional estimates of the fair value of the assets acquired and liabilities assumed from WMI related to the BDO determination. The Company has determined the fair values of the assets and liabilities acquired and has recorded the fair value of the assets acquired as of December 31, 2019 assuming only the collection of the remaining amount escrowed which is expected to be realized in the next twelve months. Collection of the additional $2.1 million is uncertain.

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

There are many uncertainties regarding the COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its employees, customers, suppliers, and liquidity. On March 20, 2020, the Company was notified that it was considered part of the Defense Industrial Base Essential Critical Infrastructure Workforce and, as such, has remained open during the COVID-19 pandemic. However, the extent to which COVID-19 may affect our operations will depend on future developments which are highly uncertain, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or address its impact, among others. The Company is unable to predict the impact that COVID-19 will have on its financial position and operating results.

2.            REVENUE RECOGNITION

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The contracts with the U.S. government typically are subject to the FAR (“Federal Acquisition Regulation”) which provides guidance on the types of costs that are allowable in establishing prices for goods and services provided under U.S. government contracts. The pricing for commercial contracts are based on the specific negotiations with each customer and any taxes imposed by governmental authorities are excluded from revenue. The transaction price is primarily comprised of fixed consideration as the customer typically pays a fixed fee for each product sold. The Company does not adjust the amount of revenue to be recognized under a customer contract for the effects of the time value of money when the timing difference between receipt of payment and transferring the good or service is less than one year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Disaggregation of Revenue

The following tables present the Company’s revenue disaggregated by contract type:

	Three months ended June 30,		Six months ended June 30,
	2020	2019 (restated)	2020	2019 (restated)
Aerostructures	$7,369,845	$10,689,406	$16,497,321	$20,770,280
Aerosystems	2,285,716	6,421,811	3,510,983	14,545,278
Kitting and Supply Chain Management	10,085,206	2,990,496	16,590,850	6,774,538
	$19,740,767	$20,101,713	$36,599,154	$42,090,096

Transaction Price Allocated to Remaining Performance Obligations

Our backlog represents the estimated transaction prices on performance obligations to our customers for which work remains to be performed. Backlog is converted into revenue in future periods as work is performed. As of June 30, 2020, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $209 million. This represents the amount of revenue the Company expects to recognize in the future on contracts with unsatisfied or partially satisfied performance obligations as of June 30, 2020. The Company estimates that it will recognize approximately 27% of this amount in fiscal year 2020 and the remainder by fiscal year 2022.

3.            LEASE

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company also leases office equipment in agreements classified as operating leases.

For the six and three months ended June 30, 2020, the Company’s operating lease expense was $883,220 and $441,610 respectively.

Future minimum lease payments under non-cancellable operating leases as of June 30, 2020 were as follows:

Twelve months ending June 30,
2021	$1,942,915
2022	1,645,566
2023	73,405
2024	13,128
2025	1,785
Total undiscounted operating lease payments	3,676,799
Less imputed interest	(212,653)
Present value of operating lease payments	$3,464,146

The following table sets forth the ROU assets and operating lease liabilities as of June 30, 2020:

Assets
ROU assets	$3,122,360

Liabilities
Current operating lease liabilities	$1,783,249
Long-term operating lease liabilities	1,680,897
Total ROU liabilities	$3,464,146

The Company’s weighted average remaining lease term for its operating leases is 2.1 years.

4.            RECONCILIATION OF CASH AND RESTRICTED CASH

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows:

	June 30, 2020	December 31, 2019
Cash	$6,749,201	$4,052,109
Restricted cash	1,380,684	1,380,684
Total cash and restricted cash shown in the consolidated statement of cash flow	$8,129,885	$5,432,793

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.            INVENTORY

The components of inventory consisted of the following:

	June 30, 2020	December 31, 2019
Raw materials	$1,510,559	$881,761
Work in progress	2,827,794	1,916,209
Finished goods	3,320,155	3,093,416
Total	$7,658,508	$5,891,386

6.            STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation based on the fair value of the stock or stock-based instrument on the date of grant.

In June 2019, a board member retired and 7,326 of his unvested RSUs (Restricted Stock Units) were forfeited which were valued at approximately $46,700. In addition, in April 2019, the Company granted 6,677 RSUs to one of its board members as partial compensation for the 2019 year. RSUs vest quarterly on a straight-line basis over a one-year period. The Company’s net loss for the six months ended June 30, 2019 includes approximately $15,000 of non- cash compensation expense related to the RSU grants to the board member. In June 2019, two board members were granted an additional 2,725 RSUs as partial compensation for the 2019 year. The Company’s net loss for the six months ended June 30, 2019 includes approximately $7,000 of non-cash compensation expense related to the RSU grants to the board of directors. There were no similar grants in June 2020.

In April 2019, the Company granted 4,950 shares of common stock to various employees. For the six months ended June 30, 2019, approximately $6,000 of compensation expense is included in selling, general and administrative expenses and approximately $26,000 of compensation expense is included in cost of sales for this grant. There were no grants as of June 30, 2020.

In April 2019, the Company granted 94,972 shares of common stock to various employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2023 based upon the service and performance thresholds. For the six months ended June 30, 2020, approximately $66,200 of compensation expense is included in selling, general and administrative expenses and approximately $16,500 of compensation expense is included in cost of sales for this grant. For the six months ended June 30, 2019, approximately $68,700 of compensation expense is included in selling, general and administrative expenses and approximately $20,800 of compensation expense is included in cost of sales for this grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In April 2019, 11,193, 8,299 and 8,593 of the shares granted in 2016, 2017 and 2018, respectively, were forfeited because the Company failed to achieve certain performance criteria for the year ended December 31, 2018. In addition, on April 2, 2019, these employees returned 9,806 common shares, valued at approximately $51,600, to pay the employees’ withholding taxes.

7.            FAIR VALUE

Fair Value

At June 30, 2020 and December 31, 2019, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	June 30, 2020
	Carrying Amount	Fair Value
Debt
Short-term borrowings, PPP loan, long-term debt	$34,545,192	$34,545,192

	December 31, 2019
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$30,987,918	$30,987,918

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

Revenue recognized for the periods ended June 30, 2020 and 2019, respectively, that was included in the contract liabilities balance as of January 1, 2020 was approximately $2.6 million and as of January 1, 2019 was approximately $5.2 million.

9.            LOSS PER COMMON SHARE

Basic and diluted loss per common share for the three and six months ended June 30, 2020 and 2019 is computed using the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, as well as unvested RSUs. Incremental shares of 37,354 were not used in the calculation of diluted loss per common share in the three and six months ended June 30, 2019, as the Company is in a loss position and these shares would be considered anti-dilutive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 30, 2020, the Company had $26.7 million outstanding under the Revolving Loan bearing interest at 6.25%. As of June 30, 2020, the Revolving Loan had a maturity date of June 30, 2021.

The Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the agreement, as of June 30, 2020, with a maturity date of June 30, 2021.

The BankUnited Facility was further amended, and certain covenant violations were waived, in August 2020 and the maturity date of the Company’s Revolving Loan and Term Loan were extended to May 2, 2022. See Note 13-Subsequent Events for additional details.

The maturities of long-term debt (excluding unamortized debt issuance costs) are as follows:

Twelve months ending June 30,
2021	$4,728,515
2022	2,861,709
2023	156,578
2024	59,705
Total	$7,806,507

The BankUnited Facility is secured by all of the Company’s assets.

The Company has cumulatively paid approximately $488,000 of total debt issuance costs in connection with the BankUnited Facility, of which approximately $15,000 is included in other assets at June 30, 2020.

On April 10, 2020, the Company entered into a loan with BNB Bank as the lender (“Lender”) in an aggregate principal amount of $4,795,000 (“PPP Loan”) pursuant to the Paycheck Protection Program, part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The PPP Loan is evidenced by a promissory note (“Note”). The PPP Loan has an initial term of two years, and is unsecured and guaranteed by the Small Business Administration. Subject to the terms of the Note, the PPP Loan bears interest at a fixed rate of one percent (1%) per annum, with interest deferred until the Small Business Administration determines whether the PPP Loan will be forgiven. The amount of the PPP Loan which may be forgiven is equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the 24-week period beginning on April 10, 2020, calculated in accordance with the terms of the CARES Act, as modified by the Paycheck Protection Flexibility Act. On October 16, 2020, the Company applied to the Lender for full forgiveness of the PPP Loan. On November 2, the Company was notified that the Lender approved the application and submitted it to the SBA for final approval in accordance with the applicable provisions of the CARES Act. We cannot assure you that the PPP Loan will be forgiven in full, or at all. See Risk Factors for more information.

In addition to the Term Loan and PPP Loan, included in long-term debt are financing leases of $414,102 including a current portion of $314,072.

11.            MAJOR CUSTOMERS

During the six months ended June 30, 2020, the Company’s two largest customers accounted for 39%, and 10% of revenue. During the six months ended June 30, 2019, the Company’s four largest customers accounted for 27%, 15%, 13% and 13% of revenue.

At June 30, 2020, 37%, 19%, 14%, 10% and 10% of contract assets were from the Company’s five largest customers. At December 31, 2019, 50%, 12% and 11% of contract assets were from the Company’s three largest customers.

At June 30, 2020, 21%, 20%, 15% and 10% of our accounts receivable were from the Company’s four largest customers. At December 31, 2019, 29%, 24%, and 12% of accounts receivable were from the Company’s three largest customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

13.            SUBSEQUENT EVENTS

Debt:

On April 10, 2020, the Company entered into a loan with BNB Bank as the lender (“Lender”) in an aggregate principal amount of $4,795,000 (“PPP Loan”) pursuant to the Paycheck Protection Program, part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. On October 16, 2020, the Company applied to the Lender for full forgiveness of the PPP Loan. On November 2, the Company was notified that the Lender approved the application and submitted it to the SBA for final approval in accordance with the applicable provisions of the CARES Act. We cannot assure you that the PPP Loan will be forgiven in full, or at all. See Risk Factors for more information.

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

NYSE American Filing Delinquency:

On April 17, 2020, we received a notice from NYSE Regulation, Inc. stating that we were not in compliance with the NYSE American exchange’s continued listing standards because we failed to timely file restated financial statements for the year ended December 31, 2018, and quarters ended March 31, 2018, June 30, 2018, September 30, 2018, March 31, 2019, June 30, 2019, and September 30, 2019 (“Non-Reliance Periods”) and granting us a six-month initial cure period. We filed restated financial statements for the Non-Reliance Periods on August 25, 2020 and filed our quarterly report on Form 10-Q for the quarter ended March 31, 2020 on September 30, 2020. On October 15, 2020, we were granted an additional three-month period, or until January 15, 2021, in which to file this quarterly report for the quarter ended June 30, 2020, our delayed quarterly report for the quarter ended September 30, 2020, and to regain compliance with the exchange’s timely filing criteria.

On October 6, 2020, our stockholders approved an amendment to the Company’s 2016 Long-Term Incentive Plan to increase the total number of shares of common stock available for issuance thereunder by 800,000 shares, from 600,000 shares to 1,400,000 shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.            COMMITMENT AND CONTINGENCIES

Working Capital Dispute

On September 27, 2019, the Company filed a notice of motion in the Supreme Court of the State of New York, County of New York against Air Industries in connection with a working capital dispute. The motion sought, among other things, (i) an order of specific performance requiring Air Industries to comply with its obligations under the Stock Purchase Agreement entered into between the Company and Air Industries on March 21, 2018 and the Escrow Agreement entered into between the Company and Air Industries on December 20, 2018, and (ii) a judgment against Air Industries in the amount of approximately $3.5 million (representing the $4.1 million working capital deficiency less approximately $619,000 which Air Industries previously agreed to release from escrow to cover undisputed items of working capital deficiency). On October 1, 2020, the court denied the Company’s motion on procedural grounds, holding that the Company must commence a special proceeding to obtain the relief sought. The court’s decision was made without prejudice and does not resolve the working capital dispute. We are evaluating whether to appeal the decision or commence a new proceeding, among other options.

Class Action Lawsuit

As previously disclosed, a consolidated class action has been filed against the Company, Messrs. McCrosson and Palazzolo, and the two underwriters of the Company’s October 16, 2018 offering of common stock, Canaccord Genuity LLC and B. Riley FBR. The Amended Complaint in the action asserts claims on behalf of two plaintiff classes: (i) purchasers of the Company’s common stock issued pursuant to and/or traceable to the Company’s offering conducted on or about October 16, 2018; and (ii) purchasers of the Company’s common stock between March 22, 2018 through February 14, 2020. The Amended Complaint alleges that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act by negligently permitting false and misleading statements to be included in the registration statement and prospectus supplements issued in connection with its October 16, 2018 securities offering. The Amended Complaint also alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated by the SEC, by making false and misleading statements in the Company’s periodic reports filed between March 22, 2018 through February 14, 2020. Plaintiffs seek unspecified compensatory damages, including interest; rescission or a rescissory measure of damages; unspecified equitable or injunctive relief; and costs and expenses, including attorney’s fees and expert fees.

Shareholder Derivative Actions

Two shareholder derivative actions have been filed against current members of our board of directors and certain of our current and former officers. The first action was filed in the United States District Court for the Eastern District of New York, and purports to assert derivative claims against the individual defendants for violations of Section 10(b) and 21(d) of the Exchange Act and breach of fiduciary duty, unjust enrichment, and contribution, and seeks to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct. The second action was filed in the Supreme Court of the State of New York (Suffolk County), purports to assert derivative claims against the individual defendants for breach of fiduciary duty and unjust enrichment, and seeks to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct, along with declaratory, equitable, injunctive and monetary relief, as well as attorneys’ fees and other costs. Both derivative actions are based substantially on the same facts alleged in the class action complaint summarized above. On November 10, a third shareholder derivative action was filed against current and former members of our board of directors, and certain of our current and former officers, in the United States District Court for the Eastern District of New York. The complaint, which is based on the shareholder’s inspection of certain corporate books and records, purports to assert derivative claims against the individual defendants for breach of fiduciary duty and unjust enrichment, and seeks to implement reforms to the Company’s corporate governance and internal procedures and to recover on behalf of the Company an unspecified amount of monetary damages. While the outcome of any litigation is inherently uncertain and the class action and derivative lawsuits are each still at an early stage, the Company and its officers and directors intend to vigorously defend against the claims and believe the claims are without merit.

SEC Investigation

As previously disclosed, on May 22, 2020, the Company received a subpoena from the SEC Division of Enforcement (the “Division”) seeking documents and information relating, among other things, to previously disclosed errors in and restatement of the Company’s financial statements, the Company’s October 16, 2018 equity offering and the recent separation of the Company’s former Chief Financial Officers. The Company intends to fully cooperate with the Division’s requests. We cannot predict the length, scope, or results of the investigation or the impact, if any, of the investigation on our results of operations.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in this report.

Forward Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II Item 1A in this Form 10-Q. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Impact of the COVID-19 Pandemic on Second Quarter Results and Forward-Looking Impacts

The impact that the COVID-19 pandemic will have on our business is uncertain. We were classified as an “essential business” by New York State and made exempt from the state’s closure of non-essential New York businesses during the first quarter. However, certain of our staff have been working modified hours and remotely due to social distancing protocols and concern over their safety and the safety of others since on or about March 19, 2020.

We have experienced and anticipate further potential supply chain disruptions, employee absenteeism, reductions in commercial aircraft orders and short-term suspensions of manufacturing at ours or our customers’ facilities related to the COVID-19 pandemic that could unfavorably impact our business. We expect these disruptions to be limited to programs within our commercial business that account for approximately 15% of our total business and also to be temporary, but there can be no assurance that our military business will be unaffected and there is still uncertainty around the duration and overall impact to our business operation. We believe it is possible that the impact of the COVID-19 pandemic could have an adverse effect on the results of our operations, financial position and cash flow for the year ending December 31, 2020. We have taken mitigating steps in an attempt to reduce the adverse effects. For example, we have curtailed discretionary spending, deferred all business travel, implemented a hiring freeze and other steps to preserve cash. We have also taken action to more closely manage the flow of materials into the operations in response to potentially weakened demand in our commercial programs.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Paycheck Protection Program Loan

On April 10, 2020, the Company entered into a loan with BNB Bank as the lender (“Lender”) in an aggregate principal amount of $4,795,000 (“PPP Loan”) pursuant to the Paycheck Protection Program, part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The PPP Loan is evidenced by a promissory note (“Note”). Subject to the terms of the Note, the PPP Loan bears interest at a fixed rate of one percent (1%) per annum, and interest is deferred until a decision is made by the SBA (Small Business Administration) on the amount of the loan that is to be forgiven. The Note has an initial term of two years, and is unsecured and guaranteed by the SBA. On October 16, 2020, the Company applied to the Lender for full forgiveness of the PPP Loan. On November 2, the Company was notified that the Lender approved the application and submitted it to the SBA for final approval in accordance with the applicable provisions of the CARES Act.

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

Under the Sixth Amendment, and the related amendments to the Revolving Note and Term Note, an aggregate of $6 million of the outstanding balance under the Revolving Note was converted into and added to the outstanding balance on the Term Note. The availability under the Revolving Note was permanently reduced by $6 million, to $24 million, and the outstanding principal amount on the Term Note was increased to approximately $7,933,000. The maturity date of the Revolving Note and Term Note was extended to May 2, 2022. Additionally, BankUnited agreed to waive certain covenant violations arising from the restatement of our financial statements and to make certain amendments to the financial covenants under the Credit Agreement.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Funded backlog consists of aggregate funded values under such contracts and purchase orders, excluding the portion previously included in operating revenues pursuant to ASC 606, and including estimates of future contract price escalation. Unfunded backlog is the estimated amount of future orders under long-term contracts. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our total backlog as of June 30, 2020 and December 31, 2019 was as follows:

Backlog (Total)	June 30, 2020	December 31, 2019
Funded	$208,984,000	$147,647,000
Unfunded	337,439,000	414,231,000
Total	$546,423,000	$561,878,000

Approximately 90% of the total amount of our backlog at June 30, 2020 was attributable to government contracts. Our backlog attributable to government contracts at June 30, 2020 and December 31, 2019 was as follows:

Backlog (Government)	June 30, 2020	December 31, 2019
Funded	$205,623,000	$136,932,000
Unfunded	285,452,000	359,770,000
Total	$491,075,000	$496,702,000

Our backlog attributable to commercial contracts at June 30, 2020 and December 31, 2019 was as follows:

Backlog (Commercial)	June 30, 2020	December 31, 2019
Funded	$3,361,000	$10,715,000
Unfunded	51,987,000	54,461,000
Total	$55,348,000	$65,176,000

The total backlog at June 30, 2020 is primarily comprised of long-term programs with Raytheon  (Next Generation Jammer – Mid Band), Northrop Grumman (E-2D and WOWP), USAF (T-38), and Boeing A-10. Funded backlog is primarily from purchase orders under long-term contracts with Northrop Grumman (E-2D and WOWP), Raytheon (Next Generation Jammer Pods), Boeing A-10 and HIRRS (Hovering InfraRed Suppression System).

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2019, for a discussion of our critical accounting policies. There have been no significant changes to the application of our critical accounting policies during the quarter ended June 30, 2020.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

Revenue for the three months ended June 30, 2020 was $19,740,767 compared to $20,101,713 (restated) for the same period last year, a decrease of $360,946 or 1.8%. The decrease was primarily related to timing of the Raytheon program. We had significant revenue in the year-ago period from the first development phase of the Raytheon Next Generation Jammer (“NGJ”) Pod program, which was essentially complete by December 31, 2019. There was also a decrease in the G650 program which has been terminated. These revenue decreases were partially offset by an increase in revenue relating to the start of a new multi-year award for the Northrop Grumman E2D program as well as increases related to the T-38 Pacer program and the NGC WOWP program.

Revenue for the six months ended June 30, 2020 was $36,599,154 compared to $42,090,906 (restated) for the same period last year, a decrease of $5,491,752 or 13%. The year to date decrease was driven by the same programs as the quarterly decrease stated above and in addition we had year to date decreases in the Sikorsky fuel panels and WPA programs.

Revenue from government subcontracts was $14,235,552 for the three months ended June 30, 2020 compared to $13,663,551 (restated) for the three months ended June 30, 2019, an increase of $572,001 or 4.2%. The increase in revenue relating to the start of a new multi-year award for the Northrop Grumman E2D program as well as increases related to the NGC WOWP program was offset by a decrease in the Raytheon NGJ Pod program as described above.

Revenue from government subcontracts was $26,941,560 for the six months ended June 30, 2020 compared to $28,413,514 (restated) for the six months ended June 30, 2019, a decrease of $1,471,954 or 5.2%. The decrease was primarily related to the Raytheon program as described above and the Sikorsky fuel panels and WPA programs offset by increases in the NGC E2D and WOWP programs.

Revenue from direct military contracts was $3,615,343 for the three months ended June 30, 2020 compared to $1,561,504 (restated) for the three months ended June 30, 2019, an increase of $2,053,839 or 131.5%. The increase in revenue is primarily driven by an increase in revenue from the Pacer Classic III program which will vary period to period due to the nature of indefinite delivery indefinite quantity (“IDIQ”) contracts.

Revenue from direct military contracts was $4,169,291 for the six months ended June 30, 2020 compared to $3,987,129 (restated) for the six months ended June 30, 2019, an increase of $182,162 or 4.6%. The increase in revenue is primarily driven by an increase in revenue from the Pacer Classic III program mentioned above offset by a decrease in WMI programs.

Revenue from commercial subcontracts was $1,889,872 for the three months ended June 30, 2020 compared to $4,876,658 (restated) for the three months ended June 30, 2019, a decrease of $2,986,786 or 61.2%. The decrease is primarily the result of lower revenue from the G650 program and lower revenue from the Embraer program.

Revenue from commercial subcontracts was $5,488,303 for the six months ended June 30, 2020 compared to $9,689,453 (restated) for the six months ended June 30, 2019, a decrease of $4,201,150 or 43.4%. The decrease is driven by the same programs as the quarterly decrease mentioned above.

Inflation historically has not had a material effect on our operations.

Cost of Sales

Cost of sales for the three months ended June 30, 2020 and 2019 was $17,160,698 and $17,858,070 (restated), respectively, a decrease of $697,372 or 3.9%. This decrease is the result of the comparable decrease in revenue and the specific program related factors noted below.

Cost of sales for the six months ended June 30, 2020 and 2019 was $33,321,265 and $37,363,038 (restated), respectively, a decrease of $4,041,773 or 10.8%. This decrease is the result of the comparable decrease in revenue and the specific program related factors noted below.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The components of the cost of sales were as follows:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019 (restated)	June 30, 2020	June 30, 2019 (restated)
Procurement	$11,553,909	$12,295,771	$21,737,173	$25,187,087
Labor	1,606,985	1,929,761	3,326,753	3,909,520
Factory overhead	4,563,521	4,907,050	9,911,239	9,923,603
Other	(563,717)	(1,274,512)	(1,653,900)	(1,657,172)
Cost of sales	$17,160,698	$17,858,070	$33,321,265	$37,363,038

Procurement for the three months ended June 30, 2020 was $11,553,909 compared to $12,295,771 (restated) for the three months ended June 30, 2019, a decrease of $741,862 or 6%. This decrease is primarily the result of a push out of procurement costs based on need dates.

Procurement for the six months ended June 30, 2020 was $21,737,173 compared to $25,187,087 (restated) for the six months ended June 30, 2019, a decrease of $3,449,914 or 13.7%. This decrease is primarily the result of a decrease in procurement related to the Raytheon NGJ Pod development program which was essentially complete by December 31, 2019. This decrease was partially offset by an increase in procurement for the E2D and WOWP programs.

Labor costs for the three months ended June 30, 2020 were $1,606,985 compared to $1,929,761 (restated) for the three months ended June 30, 2019, a decrease of $322,776 or 16.7%. The decrease is primarily the result of lower direct labor application due to effects of COVID 19.

Labor costs for the six months ended June 30, 2020 were $3,326,753 compared to $3,909,520 (restated) for the six months ended June 30, 2019, a decrease of $582,767 or 14.9%. The decrease is primarily the result of the absence in 2020 of labor associated with the NGJ Pod program, which was very labor intensive as well as lower labor in the G650 program.

Factory overhead for the three months ended June 30, 2020 was $4,563,521 compared to $4,907,050 (restated) for the three months ended June 30, 2019, a decrease of $343,529 or 7%. This decrease is primarily due to a decrease in rent and factory supplies offset by an increase in indirect labor.

Factory overhead for the six months ended June 30, 2020 was $9,911,239 compared to $9,923,603 (restated) for the six months ended June 30, 2019, a decrease of $12,364 or 0.1%.

Other costs (credit), net for the three months ended June 30, 2020 were $(563,717) compared to $(1,274,512) (restated) for the three months ended June 30, 2019, a decrease of the credit of $710,795. Other costs (credits) primarily include net changes to ending net inventory values, loss contract reserves and absorption variances.

Other costs (credit), net for the six months ended June 30, 2020 were $(1,653,900) compared to $(1,657,172) (restated) for the six months ended June 30, 2019, a decrease of the credit of $3,272.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit

Gross profit for the three months ended June 30, 2020 was $2,580,069 compared to $2,243,643 (restated) for the three months ended June 30, 2019, an increase of $336,426 or 15%, primarily the result of favorable program mix.

Gross profit for the six months ended June 30, 2020 was $3,277,889 compared to $4,727,058 (restated) for the six months ended June 30, 2019, a decrease of $1,449,169 or 30.7%, primarily driven by lower revenue.

Favorable/Unfavorable Adjustments to Gross Profit (Loss)

During the six months ended June 30, 2020 and 2019, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in changes in total gross profit as follows:

	Six months ended
	June 30, 2020	June 30, 2019 (restated)
Favorable adjustments	$1,252,300	$756,210
Unfavorable adjustments	(1,295,659)	(123,196)
Net adjustments	$(43,359)	$633,014

For the six months ended June 30, 2020, we evaluated all contractual data and revised estimated gross profit percentages accordingly. We had 17 contracts with favorable adjustments and 19 contracts with unfavorable adjustments, all due to changes in estimates.

For the six months ended June 30, 2019, we evaluated all contractual data and revised estimated gross profit percentages accordingly. We had 24 contracts with favorable adjustments and 12 contracts with unfavorable adjustments, all due to changes in estimates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2020 were $2,815,252 compared to $2,547,762 (restated) for the three months ended June 30, 2019, an increase of $267,490 or 10.5%. This increase was primarily driven by an increase in professional fees related to the restatement.

Selling, general and administrative expenses for the six months ended June 30, 2020 were $5,908,342 compared to $5,453,447 (restated) for the six months ended June 30, 2019, an increase of $454,895 or 8.3%. This increase was driven by an increase in professional fees related to the restatement offset by decreases in WMI moving expenses and salaries.

Loss Before Provision for Income Taxes

Loss before provision for income taxes for the three months ended June 30, 2020 was $(595,309) compared to $(879,531) (restated) for the same period last year, a decrease in loss of $284,222 or 32.3%. The decrease in loss was driven by a combination of an increase in gross profit as a result of favorable program mix, an increase in SG&A expenses as a result of increased accounting and legal fees related to the restatement and a decrease in interest expense.

Loss before provision for income taxes for the six months ended June 30, 2020 was $(3,407,250) compared to $(1,812,570) (restated) for the same period last year, an increase in loss of $1,594,680 or 88%. The increase in loss is a combination of a decrease in gross profit as a result of lower revenue, an increase in SG&A expenses as a result of increased accounting and legal fees related to the restatement and a decrease in interest expense.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes was $2,100 for the six months ended June 30, 2020, compared to a provision for (benefit from) income taxes of $3,313 (restated) for the six months ended June 30, 2019.

Net Loss

Net loss for the three months ended June 30, 2020 was $(596,831) or $(0.05) per basic share, compared to a loss of $(881,167) (restated) or $(0.07) per basic share, for the same period last year. Diluted loss per share was $(0.05) for the three months ended June 30, 2020 calculated utilizing 11,855,404 weighted average shares outstanding. Diluted loss per share was $(0.07) for the three months ended June 30, 2019 calculated utilizing 11,817,713 weighted average shares outstanding. The decrease in net loss was primarily driven by an increase in gross profit, an increase in SG&A and a decrease in interest expense as described above.

Net loss for the six months ended June 30, 2020 was $(3,409,350) or $(0.29) per basic share, compared to a loss of $(1,815,883) (restated) or $(0.15) per basic share, for the same period last year. Diluted loss per share was $(0.29) for the six months ended June 30, 2020 calculated utilizing 11,846,260 weighted average shares outstanding. Diluted loss per share was $(0.15) for the six months ended June 30, 2019 calculated utilizing 11,776,107 weighted average shares outstanding. The increase in net loss was primarily driven by the decrease in gross profit as a result of lower revenue as described above.

Liquidity and Capital Resources

General

At June 30, 2020, we had working capital of $12,701,373 compared to working capital of $13,851,719 at December 31, 2019, a decrease of $1,150,346 or 8.3%.

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

At June 30, 2020, we had a cash balance of $6,749,201 compared to $4,052,109 at December 31, 2019. Additionally, at June 30, 2020 and December 31, 2019, we had $1,380,684 of restricted cash, which is cash held in escrow pursuant to the WMI acquisition and the determination of a final working capital adjustment. The BankUnited Facility contains a minimum liquidity covenant that requires the Company to maintain at all times a minimum amount of $3 million in either unrestricted cash or revolving credit availability or any combination thereof.

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

On August 24, 2020, we entered into the Sixth Amendment, as described more fully in Note 13 “Subsequent Events” above. In connection with the Sixth Amendment, BankUnited agreed to prospectively waive the covenant violation for late delivery of our financial statements for the first three quarters of 2020 and agreed not to test our compliance with the financial covenants under the Credit Agreement for the first half of 2020. As of June 30, 2020, and after taking into account the Sixth Amendment, the Company was in compliance with all tested covenants contained in the Credit Agreement.

As of June 30, 2020, the Company had $26.7 million outstanding under the Revolving Loan bearing interest at 6.25%.

The Term Loan had an initial amount of $10 million, payable in monthly installments, as defined in the agreement, which after giving effect to the Sixth Amendment matures on May 2, 2022. The maturities of the Term Loan are included in the maturities of long-term debt.

Contractual Obligations

For information concerning our contractual obligations, see Contractual Obligations under Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 4 – Controls and Procedures

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

Item 4 – Controls and Procedures

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

The effectiveness of our internal control over financial reporting as of December 31, 2019 and December 31, 2018, has been audited by CohnReznick, an independent registered public accounting firm, as stated in their reports, which were adverse due to the material weaknesses.

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

Management regards successful completion of our remediation actions as an important priority. Some of the more significant remediation activities include:

●	In 2019 we hired experienced professionals to fill several key positions within our finance leadership team, including Chief Financial Officer, Controller, and Director of Financial Planning & Analysis. These new individuals possess technical proficiency, training, and experience that were partially responsible for identifying the material weaknesses identified herein. The Director of Financial Planning & Analysis, now our Acting Chief Financial Officer, and the Controller remain with the Company and we continue to assess current staffing levels and competencies in our finance team to ensure the optimal complement of personnel with appropriate qualifications and skill sets.
●	Management, with advice from a leading global accounting and advisory firm, reviewed and updated its revenue recognition policy in the second quarter of 2020. Accordingly, the Company has updated its revenue recognition procedures and now constrains revenue recognition to funded contract values and continues to assess its accounting contract values. We continue to perform a comprehensive review of current accounting processes to ensure compliance with the Company’s accounting policies and U.S. GAAP, and to ensure sufficient specificity in procedures.
●	With assistance from external auditors, we continue to evaluate and revise our Sarbanes-Oxley compliance program (our “SOX Program”), and make improvements to our SOX Program governance, risk assessment processes, testing methodologies and corrective action mechanisms.
●	We continue to redesign and implement necessary changes to the existing system of internal controls and then testing of sufficient instances of the performance of controls to determine operational effectiveness.
●	Prior to any future requirement for accounting for significant, non-routine, complex transactions, the Company will engage experienced professionals and outline and execute a set of controls to ensure that the non-routine, complex transaction is recorded in a proper manner.
●	For years subsequent to 2019, we will implement an improved 404 compliant ITGC testing program. We have engaged experienced professionals to assist with its continued implementation and execution.

Under the supervision and with the participation of our management, including our Chief Executive Officer  and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020. Based on this evaluation and considering the material weaknesses in internal control over financial reporting described above, we concluded as of June 30, 2020, that our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts underway, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1 – Legal Proceedings

See detail of legal proceedings in Footnote 14 – Commitments and Contingencies.

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

We have concluded that our internal control over financial reporting was not effective as of June 30, 2020 due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of June 30, 2020 due to material weaknesses in our internal control over financial reporting, all as described in Part I, Item 4, “Controls and Procedures” of this Quarterly Report on Form 10-Q. We previously concluded that our internal control over financial reporting was not effective as of December 31, 2019 or December 31, 2018, due to the material weaknesses as described in Part I, Item 4 of this Quarterly Report on Form 10-Q. Although we have initiated remediation measures to address the identified weaknesses, we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective in the future. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future, either with respect to the Non-Reliance Periods or other periods. Management previously identified a material weakness in our internal control over financial reporting in February 2019 in connection with the failure to identify, in a timely manner, the miscoding of an invoice in the Company’s records and the resulting overstatement of revenue in the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2018, by $927,257. We reviewed our financial closing process and identified corrective action to remediate the prior operating effectiveness of controls and, while we believe the implementation of the new control procedures was successful, we cannot assure you that our remediation of the revenue recognition error with respect to the Non-Reliance Periods will be similarly successful.

Item 1A – Risk Factors

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

Item 1A – Risk Factors

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

We were in violation of various covenants under our credit facility with BankUnited as of March 31, 2018 through September 30, 2019, due to the errors in our Non-Reliance Periods consolidated financial statements as well as June 30, 2020. BankUnited has waived the covenant violation as of June 30, 2020, and has amended certain financial covenants, but there can be no assurance that we will not fall out of compliance with the amended covenants in the future.

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

We did not file our Annual Report for the year ended December 31, 2019 or our Quarterly Reports for the quarters ended March 31, June 30, or September 30, 2020 within the respective timeframes required by the SEC. We will regain status as a current filer when we file our Quarterly Report for the three and nine months ended September 30, 2020. However, we will not be considered a timely filer and will not be eligible to offer and sell securities using our existing shelf registration statement on Form S-3 or file a new short-form registration statement on Form S-3 to register the offer and sale of our securities until twelve full calendar months from the date we regain status as a current filer. If we wish to register the offer and sale of our securities to the public prior to such time, we will be required to use the long-form registration statement, Form S-1, which may increase both our transaction costs and the amount of time required to complete the transaction. This may adversely affect our ability to raise funds, if we choose to do so.

Item 1A – Risk Factors

If our common stock is delisted from the NYSE American exchange, our business, financial condition, results of operations and stock price could be adversely affected, and the liquidity of our stock and our ability to obtain financing could be impaired.

On April 17, 2020, we received a notice from NYSE Regulation, Inc. stating that we were not in compliance with the NYSE American exchange’s continued listing standards because we failed to timely file restated financial statements for the Non-Reliance Periods, and granting us a six-month initial cure period. We filed restated financial statements for the Non-Reliance Periods on August 25, 2020 and filed our quarterly report on Form 10-Q for the quarter ended March 31, 2020 on September 30, 2020. On October 15, 2020, we were granted an additional three-month period, or until January 15, 2021, in which to file this quarterly report for the quarter ended June 30, 2020, our delayed quarterly report for the quarter ended September 30, 2020, and to regain compliance with the exchange’s timely filing criteria. While we intend to regain compliance with the exchange’s timely filing criteria within the cure period provided, we cannot assure you that we will be successful. If we need additional time to regain compliance, the exchange may, in its sole discretion, grant us up to an additional three months, or until April 17, 2021. The NYSE American exchange may grant such additional compliance period in its sole discretion, and we cannot assure you that we will be granted such additional compliance period.

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

The extent to which COVID-19 affects our operations will depend on future developments, which are highly uncertain, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or address its impact, among others. For instance, although the Company was classified as an “essential business” by New York State and was therefore exempt from the state’s mandate that all non-essential New York businesses close during the first quarter, the Company’s accounting staff and outside advisors have been working modified hours and remotely due to social distancing protocols and concern over their safety and the safety of others since on or about March 19, 2020. Access to records, the inability to perform tasks efficiently, and IT connectivity issues, along with similar measures taken by the Company’s outside advisors, have hindered and may continue to hinder timely preparation of our financial statements. Additionally, even though our facility remains open, we have experienced and may continue to experience additional operating costs due to social distancing, securing personal protective equipment, and sanitizing workspaces, worker absences, and lower productivity. If significant portions of our workforce or our suppliers’ workforces are unable to work effectively, including because of illness, quarantines, government actions, facility closure or other restrictions in connection with the COVID-19 pandemic, our operations will likely be impacted. We may be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable or adequately covered by insurance. In addition, the impact on our accounting staff and outside advisors may hamper our efforts to comply with our filing obligations with the SEC.

Item 1A – Risk Factors

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

On April 10, 2020, we entered into the PPP Loan, in an aggregate principal amount of $4,795,000, with BNB Bank as Lender. The PPP Loan has an initial term of two years, and is unsecured and guaranteed by the Small Business Administration. Subject to the terms of the Note, the PPP Loan bears interest at a fixed rate of one percent (1%) per annum, with the interest deferred until the Small Business Administration determines whether the PPP Loan will be forgiven. The amount of the PPP Loan which may be forgiven is equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the 24-week period beginning on April 10, 2020, calculated in accordance with the terms of the CARES Act, as modified by the Paycheck Protection Flexibility Act. On October 16, 2020, the Company applied to the Lender for full forgiveness of the PPP Loan. On November 2, the Company was notified that the Lender approved the application and submitted it to the SBA for final approval in accordance with the applicable provisions of the CARES Act. While we believe we meet the standards for full forgiveness of the PPP Loan, there can be no assurance that the amount of the PPP Loan will be forgiven. If the PPP Loan is not forgiven, we would be required to repay the PPP Loan over a period of two years.

Risks Related to Legal Proceedings

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

Item 1A – Risk Factors

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

On September 27, 2019, the Company filed a notice of motion in the Supreme Court of the State of New York, County of New York, against Air Industries seeking, among other things, an order of specific performance requiring Air Industries to comply with its obligations under the SPA and Escrow Agreement and a judgment against Air Industries in the amount of approximately $4.1 million. Air Industries subsequently agreed to release approximately $619,000 from escrow to us, but the remaining $3.5 million is subject to dispute. On October 1, 2020, the court denied the Company’s motion on procedural grounds, holding that the Company must commence a special proceeding to obtain the relief sought. The court’s decision was made without prejudice and does not resolve the working capital dispute. We are evaluating whether to appeal the decision or commence a new proceeding, among other options. We cannot assure you that any such appeal or new proceeding will be decided in our favor or, if it is decided in our favor, that we will recover the full $3.5 million from Air Industries. Failure to recoup such sum may adversely affect our business, financial condition, and results of operations. Further, the litigation with Air Industries has diverted and may continue to divert, management’s attention from our day-to-day operations.

General Risks Related to our Business

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

Item 1A – Risk Factors

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

Item 1A – Risk Factors

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

Item 1A – Risk Factors

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

For the periods ended June 30, 2020 and 2019, we made changes to the original estimates on certain of our contracts. Such changes resulted in net adjustments to gross profits of $(43,359) and $633,014 for the six months ended June 30, 2020 and 2019, respectively. We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of ASC 606; however, there is no assurance that our estimates will be accurate. If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods. Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to pay for costs until the reported earnings materialize to actual cash receipts.

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

Item 1A – Risk Factors

On April 29, 2020, the Company received a letter from Triumph Group stating that due to the COVID-19 pandemic, it had received a significant schedule change from its customer, Gulfstream Aerospace, and requested that we immediately stop work on the contract we have to produce certain fixed leading edge assemblies on the wing of the G650 business jet. In May 2020, Triumph Group cancelled nearly all open orders with the Company, decreasing our G650 leading edge backlog by $3.6 million. On May 27, 2020, Triumph Group announced it had reached an agreement in principle to sell the G650 wing program to Gulfstream Aerospace. On June 12, 2020, the Company received a joint communication from Gulfstream Aerospace and Triumph Group that stated Gulfstream Aerospace’s intention at the conclusion of the transaction is to continue to purchase G650 wing components from the Company. The Company has begun to receive written communications from Gulfstream Aerospace that are expected to lead to purchase orders for G650 wing components. The Company is unable to predict at this time when Gulfstream Aerospace will begin purchasing G650 wing components from us, if at all, or how many.

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

Item 1A – Risk Factors

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

Item 1A – Risk Factors

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

Our ability to fully recognize the benefits from our NOLs is dependent upon our ability to generate sufficient income prior to their expiration. In addition, our NOL carryforwards may be limited if we experience an ownership change as defined by Section 382 of the Internal Revenue Code (“Section 382”). In general, an ownership change under Section 382 occurs if 5% shareholders increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a relevant lookback period. The equity securities we sold in October 2018 may trigger an ownership change under Section 382 which could significantly limit our ability to utilize our tax benefits. See Note 13 to the financial statements filed with the Annual Report on Form 10-K for more information. The sale of additional equity securities may trigger an ownership change under Section 382 which will significantly limit our ability to utilize our tax benefits. In order to avoid limitations imposed by Section 382, we may be limited in the amount of additional equity securities we are able to sell to raise capital. We have engaged outside professionals to assist in this evaluation.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit 31.1	Section 302 Certification by Chief Executive Officer and President
Exhibit 31.2	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
Exhibit 32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
Exhibit 101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

*    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2020 and 2019, (ii) Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Balance Sheet as of June 30, 2020 and December 31, 2019, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2020 and 2019, (v) Condensed Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2020 and 2019 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: November 16, 2020	By.	/s/ Douglas J. McCrosson
Douglas J. McCrosson
Chief Executive Officer and President (Principal Executive Officer)

Dated: November 16, 2020	By.	/s/ Thomas Powers
Thomas Powers
Acting Chief Financial Officer (Principal Financial and Accounting Officer)