Form 10-Q
period 2020-09-30
CPI AEROSTRUCTURES INC
filed 2020-12-31
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of December 31, 2020, the registrant had 11,951,271 shares of common stock, $.001 par value, outstanding.

INDEX

Part I - Financial Information

Part I - Financial Information

Item 1 – Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	September 30, 2020 (Unaudited)	December 31, 2019 (Note 1)
ASSETS
Current Assets:
Cash	$3,589,095	$4,052,109
Restricted cash	1,380,684	1,380,684
Accounts receivable, net of allowance for doubtful accounts of $239,547 as of September 30, 2020 and $230,855 as of December 31, 2019	7,309,323	7,029,602
Contract assets	18,409,267	15,280,807
Inventory	8,742,093	5,891,386
Refundable income taxes	35,459	474,904
Prepaid expenses and other current assets	600,889	721,964
Total current assets	40,066,810	34,831,456

Operating lease right-of-use assets	2,730,567	3,886,863
Property and equipment, net	2,618,887	3,282,939
Intangibles, net	281,250	375,000
Goodwill	1,784,254	1,784,254
Other assets	205,844	179,068
Total assets	$47,687,612	$44,339,580

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$13,009,645	$8,199,557
Accrued expenses	3,333,335	2,372,522
Contract liabilities	2,469,441	3,561,707
Loss contract reserve	1,569,447	2,650,963
Current portion of long-term debt	5,377,559	2,484,619
Operating lease liabilities	1,821,136	1,709,153
Income tax payable	1,216	1,216
Total current liabilities	27,581,779	20,979,737

Line of credit	20,738,685	26,738,685
Long-term operating lease liabilities	1,212,573	2,596,784
Long-term debt, net of current portion	7,811,467	1,764,614
Total liabilities	57,344,504	52,079,820

Shareholders’ Deficit:
Common stock - $.001 par value; authorized 50,000,000 shares, 11,926,177 and 11,818,830 shares, respectively, issued and outstanding	11,926	11,819
Additional paid-in capital	71,972,011	71,294,629
Accumulated deficit	(81,640,829)	(79,046,688)
Total Shareholders’ Deficit	(9,656,892)	(7,740,240)
Total Liabilities and Shareholders’ Deficit	$47,687,612	$44,339,580

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$25,576,718	$22,689,762	$62,175,872	$64,779,858
Cost of sales	21,394,243	20,757,649	54,715,508	58,120,687
Gross profit	4,182,475	1,932,113	7,460,364	6,659,171

Selling, general and administrative expenses	3,050,644	2,806,498	8,958,986	8,259,945
Income (loss) from operations	1,131,831	(874,385)	(1,498,622)	(1,600,774)

Interest expense	309,008	378,195	1,085,805	1,464,376
Income (loss) before provision for income taxes	822,823	(1,252,580)	(2,584,427)	(3,065,150)

Provision for income taxes	7,614	2,471	9,714	5,784
Net income (loss)	$815,209	$(1,255,051)	$(2,594,141)	$(3,070,934)

Income (loss) per common share – basic	$0.07	$(0.11)	$(0.22)	$(0.26)

Income (loss) per common share – diluted	$0.07	$(0.11)	$(0.22)	$(0.26)

Shares used in computing income (loss) per common share:
Basic	11,894,469	11,838,862	11,862,506	11,796,580
Diluted	11,894,469	11,838,862	11,862,506	11,796,580

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance at January 1, 2019	11,718,246	$11,718	$70,651,413	$(74,596,536)	$(3,933,405)
Net loss	—	—	—	(934,716)	(934,716)
Costs related to stock offering	—	—	(64,371)	—	(64,371)
Common stock issued upon exercise of options	521	—	—	—	—
Stock-based compensation expense	17,619	18	330,769	—	330,787
Balance at March 31, 2019	11,736,386	11,736	70,917,811	(75,531,252)	(4,601,705)
Net loss	—	—	—	(881,167)	(881,167)
Costs related to stock offering	—	—	(55,200)	—	(55,200)
Common stock issued as employee compensation	4,950	5	32,319	—	32,324
Stock-based compensation expense	79,054	79	209,488	—	209,567
Balance at June 30, 2019	11,820,390	11,820	71,104,418	(76,412,419)	(5,296,181)
Net loss	—	—	—	(1,255,051)	(1,255,051)
Stock-based compensation expense	18,675	19	120,860	—	120,879
Balance at September 30, 2019	11,839,065	$11,839	$71,225,278	$(77,667,470)	$(6,430,353)

Balance at January 1, 2020	11,818,830	$11,819	$71,294,629	$(79,046,688)	$(7,740,240)
Net loss	—	—	—	(2,812,519)	(2,812,519)
Stock-based compensation expense	18,388	18	347,167	—	347,185
Balance at March 31, 2020	11,837,218	11,837	71,641,796	(81,859,207)	(10,205,574)
Net loss	—	—	—	(596,831)	(596,831)
Stock-based compensation expense	18,388	19	189,184	—	189,203
Balance at June 30, 2020	11,855,606	11,856	71,830,980	(82,456,038)	(10,613,202)
Net income	—	—	—	815,209	815,209
Stock-based compensation expense	70,571	70	141,031	—	141,101
Balance at September 30, 2020	11,926,177	$11,926	$71,972,011	$(81,640,829)	$(9,656,892)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,594,141)	$(3,070,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	769,690	729,319
Amortization of debt issuance cost	80,764	67,479
Cash expended in excess of rent expense	(115,932)	(84,036)
Stock-based compensation	677,489	661,231
Common stock issued as employee compensation	—	32,324
Bad debt expense (recovery)	(47,410)	99,242
Changes in operating assets and liabilities:
Increase in accounts receivable	(232,310)	(1,661,439)
(Increase) decrease in contract assets	(3,128,460)	3,101,851
Increase in inventory	(2,850,707)	(764,898)
Decrease in prepaid expenses and other assets	121,075	797,622
(Increase) decrease in refundable income taxes	439,445	(188,635)
Increase in accounts payable and accrued expenses	5,770,902	1,072,849
Decrease in contract liabilities	(1,092,266)	(4,069,161)
Decrease in loss contract reserve	(1,081,516)	(768,514)
Decrease in income taxes payable	—	5,784
Net cash used in operating activities	(3,283,377)	(4,039,916)

Cash flows from investing activities:
Purchase of property and equipment	(11,888)	(334,909)
Net cash used in investing activities	(11,888)	(334,909)

Cash flows from financing activities:

Payments on long-term debt	(1,855,209)	(1,840,210)
Proceeds from line of credit	—	3,000,000
Payments on line of credit	—	(300,000)
Proceeds from PPP loan	4,795,000	—
Stock offering costs paid	—	(119,571)
Debt issue costs paid	(107,540)	(25,000)
Net cash provided by financing activities	2,832,251	715,219

Net decrease in cash and restricted cash	(463,014)	(3,659,606)
Cash and restricted cash at beginning of period	5,432,793	6,128,142
Cash and restricted cash at end of period	$4,969,779	$2,468,536

Supplemental disclosures of cash flow information:

Cash (received) paid during the period for:
Interest	$1,156,126	$1,406,581
Income taxes	$(449,749)	$103,927

Non-cash investing and financing activities:
Refinance revolving loan	$6,000,000	$—
Equipment acquired under financing lease	$—	$399,800

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

The consolidated financial statements of the Company as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated balance sheet at December 31, 2019 has been derived from audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

The Company maintains its cash in five financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed insurance limits. As of September 30, 2020, the Company had $3,628,304 of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

The Company currently has a shareholders’ deficit and has experienced continuing losses from operations and negative cash flows from operations year to date that collectively represent significant risks to the Company to continue to operate as a going concern. To address these matters, the Company has a) negotiated a revised credit facility with BankUnited effective August 24, 2020, b) have concluded negotiations with a customer that will result in the Company exiting an unprofitable program in the near future to avoid continuing cash losses (see note 14, Honda Aircraft Company, Inc. Settlement and Release Agreement), c) obtained and is seeking additional progress payment and advance payment customer contract funding provisions, d) initiated new procedures to reduce investments in inventory and contract assets, e) remained focused on its military segment which has proven to be less susceptible to COVID-19 related impacts and f) maintained a strong (approximately $190 million) backlog of funded orders, 97% of which are for military programs. Based upon management’s assessment of the identified significant risks and the execution of the plans described above, management believes that substantial risk does not exist as to whether the Company’s liquidity and debt resources will be sufficient to meet its obligations as a going concern through a year and a day from the date of this filing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

WMI Acquisition:

The Company completed the WMI Acquisition on December 20, 2018. The acquisition was accounted for as a business combination in accordance with ASC Topic 805. Accordingly, the Company recorded the fair value of the assets acquired and liabilities assumed at the date of acquisition.

The purchase price for the acquisition was $7.9 million, which was subject to a post-closing working capital adjustment. $2 million of the purchase price was placed in escrow at closing and was to be released after the completion of the working capital adjustment and for the indemnification contingencies. Air Industries Group (“Air Industries”) objected to the Company’s calculation of the post-closing working capital adjustment and rejected the determination of BDO USA, LLP (“BDO”), the independent accountant appointed by the parties to resolve the dispute. On September 27, 2019, the Company filed a notice of motion in the Supreme Court of the State of New York, County of New York, against Air Industries seeking, among other things, a judgment against Air Industries in the amount of approximately $4.1 million. In October 2019, Air Industries and the Company jointly authorized the release to the Company of approximately $619,000 from escrow, which represented the value of certain undisputed items. The remaining escrowed amount of approximately $1,381,000 is shown as restricted cash on the consolidated balance sheet. The additional disputed amount of approximately $2.1 million is not on the Company’s consolidated balance sheet due to the uncertainty of collection. On October 1, 2020, the court denied the Company’s motion on procedural grounds, holding that the Company must commence a special proceeding to obtain the relief sought. The  court’s decision was made without prejudice and did not resolve the working capital dispute. The Company and Air Industries entered into a settlement agreement (“Settlement Agreement”) dated as of December 23, 2020, to resolve the post-closing working capital adjustment dispute in exchange for the release to the Company of the $1,381,000 cash remaining in escrow. Such amount was released from escrow to the Company on December 28, 2020. As part of the settlement agreement CPI agreed to give up the right to pursue the additional disputed amount of approximately $2.1 million.

In the fourth quarter of 2019, the Company recorded adjustments to the provisional estimates of the fair value of the assets acquired and liabilities assumed from WMI related to the BDO determination. The Company has determined the fair values of the assets acquired and liabilities assumed and has recorded the fair value of the assets acquired as of December 31, 2019, assuming only the collection of the remaining amount escrowed which was released to the Company on December 28, 2020.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Disaggregation of Revenue

The following tables present the Company’s revenue disaggregated by contract type:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019 (restated)	2020	2019 (restated)
Aerostructures	$8,855,694	$9,351,578	$25,353,015	$30,121,858
Aerosystems	4,303,930	7,721,955	7,814,912	22,267,233
Kitting and Supply Chain Management	12,417,094	5,616,229	29,007,945	12,390,767
	$25,576,718	$22,689,762	$62,175,872	$64,779,858

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Transaction Price Allocated to Remaining Performance Obligations

Our backlog represents the estimated transaction prices on performance obligations to our customers for which work remains to be performed. Backlog is converted into revenue in future periods as work is performed. As of September 30, 2020, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $190 million. This represents the amount of revenue the Company expects to recognize in the future on contracts with unsatisfied or partially satisfied performance obligations as of September 30, 2020. The Company estimates that it will recognize approximately 15% of this amount in fiscal year 2020 and the remainder by fiscal year 2022.

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

The lease agreement, as amended, expires on April 30, 2023 and does not include any renewal options. The agreement provides for an initial monthly base amount plus annual escalations through the term of the lease.

In addition to the monthly base amounts in the lease agreement, the Company is required to pay real estate taxes and operating expenses during the lease terms.

The Company also leases office equipment in agreements classified as operating leases.

For the nine and three months ended September 30, 2020, the Company’s operating lease expense was $1,324,831 and $441,610 respectively.

Future minimum lease payments under non-cancellable operating leases as of September 30, 2020 were as follows:

Twelve months ending September 30,
2021	$1,953,864
2022	1,175,727
2023	55,322
2024	11,631
2025	—
Total undiscounted operating lease payments	3,196,544
Less imputed interest	(162,835)
Present value of operating lease payments	$3,033,709

The following table sets forth the ROU assets and operating lease liabilities as of September 30, 2020:

Assets
ROU assets	$2,730,567

Liabilities
Current operating lease liabilities	$1,821,136
Long-term operating lease liabilities	1,212,573
Total ROU liabilities	$3,033,709

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s weighted average remaining lease term for its operating leases is 1.6 years.

4.            RECONCILIATION OF CASH AND RESTRICTED CASH

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows:

	September 30, 2020	December 31, 2019
Cash	$3,589,095	$4,052,109
Restricted cash	1,380,684	1,380,684
Total cash and restricted cash shown in the consolidated statement of cash flow	$4,969,779	$5,432,793

5.            INVENTORY

The components of inventory consisted of the following:

	September 30, 2020	December 31, 2019
Raw materials	$1,948,486	$881,761
Work in progress	2,973,107	1,916,209
Finished goods	3,820,500	3,093,416
Total	$8,742,093	$5,891,386

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.            STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation based on the fair value of the stock or stock-based instrument on the date of grant.

In August 2020, the Company granted 2,617 RSUs (Restricted Stock Units) to one of its board members as partial compensation for the 2020 year. RSUs vest quarterly on a straight-line basis over a one-year period. For the nine months ended September 30, 2020, approximately $17,600 of non-cash compensation expense related to the RSU grants to the board member. There were no similar grants in Q3 2019.

In August 2020, the Company granted 84,383 shares of common stock to various employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2024 based upon the service and performance thresholds. For the nine months ended September 30, 2020, approximately $46,300 of compensation expense is included in selling, general and administrative expenses and approximately $14,800 of compensation expense is included in cost of sales for this grant. There were no similar grants in Q3 2019.

In August 2020, the Company granted 9,346 shares of common stock to an employee. The shares will be fully vested August 26, 2021. In the event that this employee voluntarily terminates his employment prior to vesting the shares will be forfeited. For the nine months ended September 30, 2020, approximately $6,400 of compensation expense is included in selling, general and administrative expenses for this grant. There were no similar grants in Q3 2019.

In August 2020, 8,301, 6,591, 6,969 and 9,806 of the shares granted in 2016, 2017, 2018 and 2019, respectively, were forfeited because the Company failed to achieve certain performance criteria for the year ended December 31, 2019. In addition, on August 26, 2020, these employees returned 12,495 common shares, valued at approximately $40,100, to pay the employees’ withholding taxes.

7.            FAIR VALUE

Fair Value

At September 30, 2020 and December 31, 2019, the fair values of cash, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments.

	September 30, 2020
	Carrying Amount	Fair Value
Debt
Short-term borrowings, PPP loan, long-term debt	$33,927,711	$33,927,711

	December 31, 2019
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$30,987,918	$30,987,918

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

Revenue recognized for the periods ended September 30, 2020 and 2019, respectively, that was included in the contract liabilities balance as of January 1, 2020 and 2019 was approximately $3.6 million and $5.2 million, respectively.

9.            INCOME (LOSS) PER COMMON SHARE

Basic and diluted income (loss) per common share for the three and nine months ended September 30, 2020 and 2019 is computed using the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, as well as unvested RSUs. Incremental shares of 18,672 were not used in the calculation of diluted loss per common share in the three and nine months ended September 30, 2019, as the Company is in a loss position and these shares would be considered anti-dilutive. There were no incremental shares used in the calculation of diluted income (loss) per common share in the three and nine months ended September 30, 2020.

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

Additionally, under the Sixth Amendment, the parties amended the Credit Agreement by (i) extending the maturity date of the Revolving Note and Term Note to May 2, 2022, and making conforming changes to the payment schedule on the Term Note, (ii) amending the fixed charge coverage ratio covenant by requiring the ratio to be quarterly for September 30, 2020 and December 31, 2020 and then determined on a trailing 12 month basis beginning on March 31, 2021, (iii) waiving the leverage covenant noncompliance for each quarter ended during the period from March 31, 2018 through December 31, 2019. The leverage covenant will not be tested for the four quarters from March 31, 2020 through December 31, 2020. Then, beginning with the quarter ending March 31, 2021, the funded debt to EBITDA ratio shall be 4.0:1.0, tested on a trailing four quarter basis, (iv) reducing the minimum quarterly EBITDA covenant from $2 million to $1 million beginning on September 30, 2020, (v) maintaining a minimum net income, after taxes, of no less than $1.00, and (vi) replacing the interest pricing grid for the Revolving Note with an interest rate for Eurodollar loans of LIBOR plus 3.25% with a floor of 50 basis points or an interest rate for base rate loans equal to BankUnited’s prime rate plus 0.25%. The minimum liquidity covenant requires the Company to maintain at all times a minimum amount of $3 million in either unrestricted cash or revolving credit availability or any combination thereof remains in effect. As of September 30, 2020, the Company is in compliance with all of its covenants and has $3.9 million in excess of the minimum liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2020, the Company had $20.7 million outstanding under the Revolving Loan bearing interest at 4%. As of September 30, 2020, the Revolving Loan had a maturity date of May 2, 2022.

The Term Loan, as amended, had an aggregate principal amount of $7,933,000, payable in monthly installments, as defined in the agreement, as of September 30, 2020, with a maturity date of May 2, 2022.

The maturities of long-term debt (excluding unamortized debt issuance costs) are as follows:

Twelve months ending September 30,
2021	$5,377,559
2022	7,641,681
2023	132,220
2024	37,566
Total	$13,189,026

The BankUnited Facility is secured by all of the Company’s assets.

The Company has cumulatively paid approximately $596,000 of total debt issuance costs in connection with the BankUnited Facility, of which approximately $98,000 is included in other assets at September 30, 2020.

On April 10, 2020, the Company entered into a loan with BNB Bank as the lender (“Lender”) in an aggregate principal amount of $4,795,000 (“PPP Loan”) pursuant to the Paycheck Protection Program, part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The PPP Loan is evidenced by a promissory note (“Note”). The PPP Loan has an initial term of two years, and is unsecured and guaranteed by the Small Business Administration (“SBA”). Subject to the terms of the Note, the PPP Loan bears interest at a fixed rate of one percent (1%) per annum, with interest deferred until the Small Business Administration determines whether the PPP Loan will be forgiven. The amount of the PPP Loan which may be forgiven is equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the 24-week period beginning on April 10, 2020, calculated in accordance with the terms of the CARES Act, as modified by the Paycheck Protection Flexibility Act. On October 16, 2020, the Company applied to the Lender for full forgiveness of the PPP Loan. On November 2, the Company was notified that the Lender approved the application and submitted it to the SBA for final approval in accordance with the applicable provisions of the CARES Act. We cannot assure you that the PPP Loan will be forgiven in full, or at all.

In addition to the Term Loan and PPP Loan, included in long-term debt are financing leases of $363,412 including a current portion of $272,281.

11.            MAJOR CUSTOMERS

During the nine months ended September 30, 2020, the Company’s three largest customers accounted for 39%, 12% and 10% of revenue. During the nine months ended September 30, 2019, the Company’s four largest customers accounted for 28%, 15%, 13% and 13% of revenue.

At September 30, 2020, 32%, 23% and 15% of contract assets were from the Company’s three largest customers. At December 31, 2019, 50%, 12% and 11% of contract assets were from the Company’s three largest customers.

At September 30, 2020, 47% and 21% of our accounts receivable were from the Company’s two largest customers. At December 31, 2019, 29%, 24%, and 12% of accounts receivable were from the Company’s three largest customers.

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

13.            SUBSEQUENT EVENTS

NYSE American Filing Delinquency:

On April 17, 2020, we received a notice from NYSE Regulation, Inc. stating that we were not in compliance with the NYSE American exchange’s continued listing standards because we failed to timely file restated financial statements for the year ended December 31, 2018, and quarters ended March 31, 2018, June 30, 2018, September 30, 2018, March 31, 2019, June 30, 2019, and September 30, 2019 (“Non-Reliance Periods”) and granting us a six-month initial cure period. We filed restated financial statements for the Non-Reliance Periods on August 25, 2020 and filed our quarterly report on Form 10-Q for the quarter ended March 31, 2020 on September 30, 2020, and June 30, 2020 on November 16, 2020. On October 15, 2020, we were granted an additional three-month period, or until January 15, 2021, in which to file this quarterly report for the quarter ended September 30, 2020, and to regain compliance with the exchange’s timely filing criteria. This Quarterly Report constitutes such filing, and accordingly, as of the date of the filing of this Quarterly Report, we expect to regain compliance with the exchange’s timely filing criteria.

On October 6, 2020, our stockholders approved an amendment to the Company’s 2016 Long-Term Incentive Plan to increase the total number of shares of common stock available for issuance thereunder by 800,000 shares, from 600,000 shares to 1,400,000 shares.

14.            COMMITMENTS AND CONTINGENCIES

Class Action Lawsuit

As previously disclosed, a consolidated class action lawsuit has been filed against the Company, Messrs. McCrosson and Palazzolo, and the two underwriters of the Company’s October 16, 2018 offering of common stock, Canaccord Genuity LLC and B. Riley FBR. The Amended Complaint in the action asserts claims on behalf of two plaintiff classes, (i) purchasers of the Company’s common stock issued pursuant to and/or traceable to the Company’s offering conducted on or about October 16, 2018; and (ii) purchasers of the Company’s common stock between March 22, 2018 through February 14, 2020. The Amended Complaint alleges that the defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act by negligently permitting false and misleading statements to be included in the registration statement and prospectus supplements issued in connection with its October 16, 2018 securities offering. The Amended Complaint also alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated by the SEC, by making false and misleading statements in the Company’s periodic reports filed between March 22, 2018 through February 14, 2020. Plaintiffs seek unspecified compensatory damages, including interest; rescission or a rescissory measure of damages; unspecified equitable or injunctive relief; and costs and expenses, including attorney’s fees and expert fees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Honda Aircraft Company, Inc. Settlement and Release Agreement

In January 2020, the Company requested a modification to the recurring sales price contained in the Master Purchase Agreement dated January 14, 2019 (“Honda MPA”) with Honda Aircraft Company, Inc. (“HACI”) for the manufacture of engine inlet assemblies for the HondaJet aircraft. Honda denied the Company’s request. HACI and the Company subsequently commenced discussions that would result in the Company exiting the program. On December 23, 2020 HACI and the Company entered into a Settlement and Release Agreement that, subject to the terms and conditions therein, terminated the Honda MPA and canceled all remaining purchase orders placed with the Company thereunder, and requires HACI to purchase approximately $600,000 of inventory and assume responsibility for certain orders from the Company to its suppliers. The Company is responsible for any remaining termination liability to suppliers. The accrued loss reserve is expected to be sufficient to cover these liabilities should there be any.

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

Impact of the COVID-19 Pandemic on Third Quarter Results and Forward-Looking Impacts

The impact that the COVID-19 pandemic will have on our business is uncertain. We were classified as an “essential business” by New York State and made exempt from the state’s closure of non-essential New York businesses during the first quarter. We remain an essential business today; however, certain of our staff have been working modified hours and remotely due to social distancing protocols and concern over their safety and the safety of others since on or about March 19, 2020.

We have experienced and anticipate further potential supply chain disruptions, employee absenteeism, reductions in commercial aircraft orders and short-term suspensions of manufacturing at ours or our customers’ facilities related to the COVID-19 pandemic that could unfavorably impact our business. We expect these disruptions to be limited to programs within our commercial business that account for approximately 10% of our total business and also to be temporary, but there can be no assurance that our military business will be unaffected and there is still uncertainty around the duration and overall impact to our business operation. We believe it is possible that the impact of the COVID-19 pandemic could have an adverse effect on the results of our operations, financial position and cash flow for the year ending December 31, 2020. We have taken mitigating steps in an attempt to reduce such adverse effects. For example, we have curtailed discretionary spending, deferred all business travel, implemented a hiring freeze and other steps to preserve cash. We have also taken action to more closely manage the flow of materials into the operations in response to potentially weakened demand in our commercial programs.

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

Amendment and Waiver to our BankUnited Credit Facility

On August 24, 2020, we entered into a Sixth Amendment and Waiver (“Sixth Amendment”) to that certain Amended and Restated Credit Agreement with the Lenders named therein and BankUnited, N.A. (“BankUnited”) as Sole Arranger, Agent and Collateral Agent, dated as of March 24, 2016 (as amended from time to time, the “Credit Agreement”). In connection with the Sixth Amendment, we also amended the Amended and Restated Revolving Credit Note, dated as of March 24, 2016, which represented an aggregate principal revolving loan commitment amount of $30 million (“Revolving Note”) and the Amended and Restated Term Note, dated as of March 24, 2016, with an original principal amount of $10 million (“Term Note”).

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

Gulfstream G650 Program

On April 29, 2020, the Company received a letter from Triumph Group stating that due to the COVID-19 pandemic, it had received a significant schedule change from its customer, Gulfstream Aerospace, and requested that we immediately stop work on the contract we have to produce certain fixed leading edge assemblies on the wing of the G650 business jet. In May 2020, Triumph Group cancelled nearly all open orders with the Company, decreasing our G650 leading edge backlog by $3.6 million. On May 27, 2020, Triumph Group announced it had reached an agreement in principle to sell the G650 wing program to Gulfstream Aerospace. On June 12, 2020, the Company received a joint communication from Gulfstream Aerospace and Triumph Group that stated Gulfstream Aerospace’s intention at the conclusion of the transaction is to continue to purchase G650 wing components from the Company. In December 2020 the Company received purchase orders from Gulfstream Aerospace for G650 wing components.

Working Capital Dispute Settlement

As previously disclosed, on September 27, 2019, the Company filed a notice of motion in the Supreme Court of the State of New York, County of New York against Air Industries in connection with a working capital dispute. The motion sought, among other things, (i) an order of specific performance requiring Air Industries to comply with its obligations under the Stock Purchase Agreement entered into between the Company and Air Industries on March 21, 2018 and the Escrow Agreement entered into between the Company and Air Industries on December 20, 2018, and (ii) a judgment against Air Industries in the amount of approximately $3.5 million (representing the $4.1 million working capital deficiency less approximately $619,000, which Air Industries previously agreed to release from escrow to cover undisputed items of working capital deficiency). On October 1, 2020, the court denied the Company’s motion on procedural grounds, holding that the Company must commence a special proceeding to obtain the relief sought. The court’s decision was made without prejudice and did not resolve the working capital dispute. As of December 23, 2020, the Company and Air Industries entered into the Settlement Agreement, which resolves the post-closing working capital adjustment dispute in exchange for the release to the Company of the $1,381,000 cash remaining in escrow. Such amount was released from escrow to the Company on December 28, 2020. As part of the settlement agreement CPI agreed to give up the right to pursue the additional disputed amount of approximately $2.1 million.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Funded backlog consists of aggregate funded values under such contracts and purchase orders, excluding the portion previously included in operating revenues pursuant to ASC 606, and including estimates of future contract price escalation. Unfunded backlog is the estimated amount of future orders under long-term contracts. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our total backlog as of September 30, 2020 and December 31, 2019 was as follows:

Backlog (Total)	September 30, 2020	December 31, 2019
Funded	$189,600,000	$147,647,000
Unfunded	347,300,000	414,231,000
Total	$536,900,000	$561,878,000

Approximately 89% of the total amount of our backlog at September 30, 2020 was attributable to government contracts. Our backlog attributable to government contracts at September 30, 2020 and December 31, 2019 was as follows:

Backlog (Government)	September 30, 2020	December 31, 2019
Funded	$183,900,000	$136,932,000
Unfunded	296,300,000	359,770,000
Total	$480,200,000	$496,702,000

Our backlog attributable to commercial contracts at September 30, 2020 and December 31, 2019 was as follows:

Backlog (Commercial)	September 30, 2020	December 31, 2019
Funded	$5,700,000	$10,715,000
Unfunded	51,000,000	54,461,000
Total	$56,700,000	$65,176,000

The total backlog at September 30, 2020 is primarily comprised of long-term programs with Raytheon (Next Generation Jammer – Mid Band), Northrop Grumman (E-2D and Wet Outer Wing Panel (“WOWP”)), U.S. Air Force (T-38), Boeing A-10, HIRRS (Hovering InfraRed Suppression System), Embraer E175, F16 Rudder Island, and Sikorsky Stabilator. Funded backlog is primarily from purchase orders under long-term contracts with Northrop Grumman (E-2D and WOWP), Raytheon (Next Generation Jammer Pods), Boeing A-10, HIRRS, and U.S. Air Force (T-38).

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2019, for a discussion of our critical accounting policies. There have been no significant changes to the application of our critical accounting policies during the quarter ended September 30, 2020.

Results of Operations

Revenue

Revenue for the three months ended September 30, 2020 was $25,576,718 compared to $22,689,762 for the same period last year, an increase of $2,886,956 or 12.7%. The increase was primarily related to the new multi-year award for the Northrop Grumman E2D program as well as increases related to the programs T-38 Pacer, Northrop Grumman WOWP and the F16 Rudder Island. These revenue increases were offset primarily by the Raytheon Next Generation Jammer (“NGJ”) Pod program, which was essentially complete by December 31, 2019. There was also a decrease in the G650 program.

Revenue for the nine months ended September 30, 2020 was $62,175,872 compared to $64,779,858 for the same period last year, a decrease of $2,603,986 or 4%. The year to date decrease was driven by the Raytheon NGJ Pod program and the G650 program as described above. In addition, we had year to date decreases in the Sikorsky fuel panels and WPA (Weapons Pylon Assembly) programs.

Revenue from government subcontracts was $20,887,968 for the three months ended September 30, 2020 compared to $16,179,389 for the three months ended September 30, 2019, an increase of $4,708,579 or 29%. The increase in revenue related to the start of a new multi-year award for the Northrop Grumman E2D program as well as increases related to the following programs NGC WOWP, and F16 Rudder Island, and was partially offset by a decrease in the Raytheon NGJ Pod program as described above.

Revenue from government subcontracts was $47,829,529 for the nine months ended September 30, 2020 compared to $44,592,902 for the nine months ended September 30, 2019, an increase of $3,236,627 or 7.2%. The increase was primarily related to the Raytheon program as described above and the Sikorsky fuel panels and WPA programs offset by increases in the following programs NGC E2D, WOWP, F16 Rudder Island, Lockheed Martin F35 and the Boeing A10.

Revenue from direct military contracts was $3,778,686 for the three months ended September 30, 2020 compared to $1,702,951 for the three months ended September 30, 2019, an increase of $2,075,735 or 121.9%. The increase in revenue is primarily driven by an increase in revenue from the Pacer Classic III program which will vary period to period due to the nature of indefinite delivery indefinite quantity (“IDIQ”) contracts.

Revenue from direct military contracts was $7,947,977 for the nine months ended September 30, 2020 compared to $5,690,080 for the nine months ended September 30, 2019, an increase of $2,257,897 or 39.7%. The increase in revenue is primarily driven by an increase in revenue from the Pacer Classic III program mentioned above offset by a decrease in WMI programs.

Revenue from commercial subcontracts was $910,064 for the three months ended September 30, 2020 compared to $4,807,422 for the three months ended September 30, 2019, a decrease of $3,897,358 or 81%. The decrease is primarily the result of lower revenue from the G650 program and lower revenue from the Embraer program.

Revenue from commercial subcontracts was $6,398,366 for the nine months ended September 30, 2020 compared to $14,496,876 for the nine months ended September 30, 2019, a decrease of $8,098,510 or 55.9%. The decrease is driven by the same programs as the quarterly decrease mentioned above. Inflation historically has not had a material effect on our operations.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cost of Sales

Cost of sales for the three months ended September 30, 2020 and 2019 was $21,394,243 and $20,757,649, respectively, an increase of $636,594 or 3.1%. The increase this quarter is substantially less than the increase in revenue due to more margin contribution from higher margin defense programs.

Cost of sales for the nine months ended September 30, 2020 and 2019 was $54,715,508 and $58,120,687, respectively, a decrease of $3,405,179 or 5.8%. This decrease is due to more margin contribution from higher margin defense programs.

The components of the cost of sales were as follows:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Procurement	$17,478,009	$11,941,699	$39,215,182	$37,128,787
Labor	1,670,761	1,967,144	4,997,514	5,876,663
Factory OH	4,596,516	5,164,788	14,507,755	15,088,391
Inventory Change	(1,083,585)	1,647,414	(2,850,707)	(764,898)
Other	(1,267,458)	36,604	(1,154,236)	791,744
Cost of sales	$21,394,243	$20,757,649	$54,715,508	$58,120,687

Procurement for the three months ended September 30, 2020 was $17,478,009 compared to $11,941,699 for the three months ended September 30, 2019, an increase of $5,536,310 or 46.3%. This increase is primarily the result of an increase in procurement for the E2D and WOWP programs.

Procurement for the nine months ended September 30, 2020 was $39,215,182 compared to $37,128,787 for the nine months ended September 30, 2019, an increase of $2,086,395 or 5.6%. This increase was primarily due to an increase in procurement for the E2D and WOWP programs.

Labor costs for the three months ended September 30, 2020 were $1,670,761 compared to $1,967,144 for the three months ended September 30, 2019, a decrease of $296,383 or 15%. The decrease is primarily the result of lower direct labor requirements on the Raytheon NGJ POD, Honda Jet and G650 programs.

Labor costs for the nine months ended September 30, 2020 were $4,997,514 compared to $5,876,663 for the nine months ended September 30, 2019, a decrease of $879,149 or 15%. The decrease is primarily the result of the absence in 2020 of labor associated with the NGJ pod program, which was very labor intensive, as well as lower labor on the HondaJet and G650 programs.

Factory overhead for the three months ended September 30, 2020 was $4,596,516 compared to $5,164,788 for the three months ended September 30, 2019, a decrease of $568,272 or 11%. This decrease is primarily due to a decrease in factory supplies and indirect labor.

Factory overhead for the nine months ended September 30, 2020 was $14,507,755 compared to $15,088,391 for the nine months ended September 30, 2019, a decrease of $580,636 or 3.8%. This decrease is primarily due to a decrease in factory supplies.

Changes in inventory for the three months ended September 30, 2020 resulted in a change to cost of sales (COS) of $(1,083,585) compared to $1,647,414 for the three months ended September 30, 2019 primarily due to changes in investment in the WMI product line.

Changes in inventory for the nine months ended September 30, 2020 resulted in a change to COS of $(2,850,707) compared to $(764,898) for the nine months ended September 30, 2019 primarily due to changes in investment in the WMI product line.

Other costs (credit), net for the three months ended September 30, 2020 were $(1,267,458) compared to $36,604 for the three months ended September 30, 2019 primarily the result of changes to loss contract reserves, absorption variances and other direct charges to cost of goods sold.

Other costs (credit), net for the nine months ended September 30, 2020 were $(1,154,236) compared to $791,944 for the nine months ended September 30, 2019 primarily the result of changes to loss contract reserves, absorption variances and other direct charges to cost of goods sold.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit

Gross profit for the three months ended September 30, 2020 was $4,182,475 compared to $1,932,113 for the three months ended September 30, 2019, an increase of $2,250,362 or 116%. This was primarily the result of an increase in revenue on higher margin defense programs.

Gross profit for the nine months ended September 30, 2020 was $7,460,363 compared to $6,659,171 for the nine months ended September 30, 2019, an increase of $801,192 or 12%, primarily driven by a favorable mix of higher margin defense programs offset by lower revenue.

Favorable/Unfavorable Adjustments to Gross Profit (Loss)

During the nine months ended September 30, 2020 and 2019, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in changes in total gross profit as follows:

	Nine months ended
	September 30, 2020	September 30, 2019
Favorable adjustments	$1,438,896	$492,210
Unfavorable adjustments	(2,175,163)	(301,977)
Net adjustments	$(736,267)	$190,233

For the nine months ended September 30, 2020, we evaluated all contractual data and revised estimated gross profit percentages accordingly. We had 20 contracts with favorable adjustments and 16 contracts with unfavorable adjustments, all due to changes in estimates, representing 1.2% of revenue for the period.

For the nine months ended September 30, 2019, we evaluated all contractual data and revised estimated gross profit percentages accordingly. We had 18 contracts with favorable adjustments and 19 contracts with unfavorable adjustments, all due to changes in estimates, representing 0.3% of revenue for the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2020 were $3,050,644 compared to $2,806,498 for the three months ended September 30, 2019, an increase of $244,146 or 8.7%. This increase was primarily driven by an increase in professional fees related to the restatement of our prior period financial statements, conducted during the first half of 2020.

Selling, general and administrative expenses for the nine months ended September 30, 2020 were $8,958,986 compared to $8,259,945 for the nine months ended September 30, 2019, an increase of $699,041 or 8.5%. This increase was driven by an increase in professional fees related to the restatement, offset by decreases in WMI moving expenses and salaries.

Income (Loss) Before Provision for Income Taxes

Income (Loss) before provision for income taxes for the three months ended September 30, 2020 was $822,823 compared to $(1,252,580) for the same period last year, an increase in income of $2,075,403 or 166%. The increase was driven by a combination of an increase in gross profit as a result of an increase in revenue and a favorable program mix, an increase in SG&A expenses as a result of increased accounting and legal fees related to the restatement and a decrease in interest expense.

Income (Loss) before provision for income taxes for the nine months ended September 30, 2020 was $(2,584,427) compared to $(3,065,150) for the same period last year, a decrease in loss of $480,723 or 16%. The decrease in loss is a combination of an increase in gross profit as a result of favorable program mix, an increase in SG&A expenses as a result of increased accounting and legal fees related to the restatement and a decrease in interest expense.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Income Taxes

Provision for income taxes was $9,714 for the nine months ended September 30, 2020, compared to a provision for income taxes of $5,784 for the nine months ended September 30, 2019. The tax provision relates to state minimum and franchise taxes for the year.

Net Income (Loss)

Net income (loss) for the three months ended September 30, 2020 was $815,209 or $0.07 per basic share, compared to a loss of $(1,255,051) or $(0.11) per basic share, for the same period last year. Diluted income (loss) per share was $0.07 for the three months ended September 30, 2020 calculated utilizing 11,894,469 weighted average shares outstanding. Diluted income (loss) per share was $(0.11) for the three months ended September 30, 2019 calculated utilizing 11,838,862 weighted average shares outstanding. The decrease in net loss was primarily driven by an increase in gross profit, as well as an increase in SG&A.

Net loss for the nine months ended September 30, 2020 was $(2,594,141) or $(0.22) per basic share, compared to a loss of $(3,070,934) (restated) or $(0.26) per basic share, for the same period last year. Diluted income (loss) per share was $(0.22) for the nine months ended September 30, 2020 calculated utilizing 11,862,506 weighted average shares outstanding. Diluted loss per share was $(0.26) for the nine months ended September 30, 2019 calculated utilizing 11,796,580 weighted average shares outstanding. The decrease in net loss was primarily driven by an increase in gross profit, an increase in SG&A, offset by lower interest expense.

Liquidity and Capital Resources

General

At September 30, 2020, we had working capital of $12,485,031 compared to working capital of $13,851,719 at December 31, 2019, a decrease of $1,366,688 or 9.9%.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

We continue to work to obtain better payment terms with our customers, including accelerated progress payment arrangements, as well as exploring alternate funding sources.

At September 30, 2020, we had a cash balance of $3,589,095 compared to $4,052,109 at December 31, 2019. The cash balance as of September 30, 2020 excluded an administratively delayed cash receipt from the U.S. Government of $2.6 million that was received October 5, 2020. Additionally, at September 30, 2020 and December 31, 2019, we had $1,380,684 of restricted cash, which is cash held in escrow pursuant to the WMI acquisition and the determination of a final working capital adjustment. As disclosed elsewhere in this Quarterly Report on Form 10-Q, as  of December 23, 2020, the Company and Air Industries entered into the Settlement Agreement, which resolves the post-closing working capital adjustment dispute in exchange for the release to the Company of the $1,381,000 cash remaining in escrow. Such  amount was released from escrow to the Company on December 28, 2020. The BankUnited Facility contains a minimum liquidity covenant that requires the Company to maintain at all times a minimum amount of $3 million in either unrestricted cash or revolving credit availability or any combination thereof.

We believe that our existing resources, as of September  30, 2020, which includes $3.3 million of availability under the BankUnited Facility, will be sufficient to meet our current working capital needs for at least the next 12 months from the date of issuance of our consolidated financial statements.

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

On August 24, 2020, we entered into the Sixth Amendment, as described more fully in Note 10 “Debt” above. In connection with the Sixth Amendment, BankUnited agreed to prospectively waive the covenant violation for late delivery of our financial statements for the first three quarters of 2020 and agreed not to test our compliance with the financial covenants under the Credit Agreement for the first half of 2020. As of September 30, 2020, and after taking into account the Sixth Amendment, the Company was in compliance with all tested covenants contained in the Credit Agreement.

As of September 30, 2020, the Company had $20.7 million outstanding under the Revolving Loan bearing interest at 4%.

The Term Loan, as amended, had an initial aggregate principal amount of $7,933,000, payable in monthly installments, as defined in the agreement, which after giving effect to the Sixth Amendment matures on May 2, 2022. The maturities of the Term Loan are included in the maturities of long-term debt.

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

Item 4 – Controls and Procedures

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

Accounting for Significant Non-Routine Complex Transactions

We identified a material weakness in our accounting for significant, non-routine, complex transactions. No controls existed and we failed to hire qualified external resources with the appropriate accounting expertise. While no material errors were identified, the lack of controls caused a reasonable possibility that a material error could have occurred.

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

Management regards successful completion of our remediation actions as an important priority. Some of the more significant remediation activities include:

●	In 2019 we hired experienced professionals to fill several key positions within our finance leadership team, including Chief Financial Officer, Controller, and Director of Financial Planning & Analysis. These new individuals possess technical proficiency, training, and experience that were partially responsible for identifying the material weaknesses identified herein. The Director of Financial Planning & Analysis, now our Acting Chief Financial Officer, and the Controller remain with the Company and we continue to assess current staffing levels and competencies in our finance team to ensure the optimal complement of personnel with appropriate qualifications and skill sets.

●	Management, with advice from a leading global accounting and advisory firm, reviewed and updated its revenue recognition policy in the second quarter of 2020. Accordingly, the Company has updated its revenue recognition procedures and now constrains revenue recognition to funded contract values and continues to assess its accounting contract values. We continue to perform a comprehensive review of current accounting processes to ensure compliance of the Company’s accounting policies with U.S. GAAP, and to ensure sufficient specificity in procedures. With assistance from our consultants, we continue to evaluate and revise our Sarbanes-Oxley compliance program (our “SOX Program”), and make improvements to our SOX Program governance, risk assessment processes, testing methodologies and corrective action mechanisms.

●	We continue to redesign and implement necessary changes to the existing system of internal controls and then testing of sufficient instances of the performance of controls to determine operational effectiveness.

●	The Company has established a policy wherein prior to any future requirement for accounting for significant, non-routine, complex transactions, the Company will engage experienced professionals and outline and execute a set of controls to ensure that the non-routine, complex transaction is recorded in a proper manner.

●	For years subsequent to 2019, we will implement an improved 404 compliant ITGC testing program. We have engaged experienced professionals to assist with its continued implementation and execution.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020. Based on this evaluation and considering the material weaknesses in internal control over financial reporting described above, we concluded as of September 30, 2020, that our disclosure controls and procedures were not effective at the reasonable assurance level.

Item 4 – Controls and Procedures

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts underway, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1 – Legal Proceedings

See Footnote 14 – Commitments and Contingencies.

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

We have concluded that our internal control over financial reporting was not effective as of September 30, 2020 due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of September 30, 2020 due to material weaknesses in our internal control over financial reporting, all as described in Part I, Item 4, “Controls and Procedures” of this Quarterly Report on Form 10-Q. We previously concluded that our internal control over financial reporting was not effective as of December 31, 2019 or December 31, 2018, due to the material weaknesses as described in Part I, Item 4 of this Quarterly Report on Form 10-Q. Although we have initiated remediation measures to address the identified weaknesses, we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective in the future. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future, either with respect to the Non-Reliance Periods or other periods. Management previously identified a material weakness in our internal control over financial reporting in February 2019 in connection with the failure to identify, in a timely manner, the miscoding of an invoice in the Company’s records and the resulting overstatement of revenue in the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2018, by $927,257. We reviewed our financial closing process and identified corrective action to remediate the prior operating effectiveness of controls and, while we believe the implementation of the new control procedures was successful, we cannot assure you that our remediation of the revenue recognition error with respect to the Non-Reliance Periods will be similarly successful.

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

Item 1A – Risk Factors

We were in violation of various covenants under our credit facility with BankUnited as of March 31, 2018 through September 30, 2019, due to the errors in our Non-Reliance Periods consolidated financial statements. BankUnited has waived the covenant violations as part of the amended and extended bank agreement as of August 26, 2020, and has amended certain financial covenants, but there can be no assurance that we will not fall out of compliance with the amended covenants in the future.

The errors in our consolidated financial statements for the Non-Reliance Periods and our internal control material weaknesses caused us to be in violation of certain of the covenants under the BankUnited Facility as of and after March 31, 2018. We have entered into the Sixth Amendment to the BankUnited Facility, which includes, among other things, a waiver of the covenant violations and certain amendments to the financial covenants going forward. BankUnited has agreed to waive each covenant violation under the Credit Agreement in connection with the previously disclosed errors in our financial statements for the Non-Reliance Periods and to prospectively waive the covenant violation for late delivery of our financial statements for the first three quarters of 2020. BankUnited agreed not to test our compliance with the financial covenants under the Credit Agreement for the first half of 2020. Financial covenant testing resumed for the quarter ending September 30, 2020. As of September 30, 2020, and after taking into account the Sixth Amendment, the Company was in compliance with all tested covenants contained in the Credit Agreement. However, there can be no assurance that we will remain in compliance with the amended banking covenants in future periods. If we fall out of compliance with our banking covenants, BankUnited may declare a default under the BankUnited Facility and, among other remedies, could declare the full amount of the BankUnited Facility immediately due and payable and could foreclose against our collateral. If this were to occur, we may be unable to secure outside financing, if needed, to fund ongoing operations and for other capital needs. Any sources of financing that may be available to us could also be at higher costs and require us to satisfy more restrictive covenants, which could limit or restrict our operations, cash flows and earnings. We cannot ensure that additional financing would be available to us, or be sufficient or available on satisfactory terms.

We are currently ineligible to use our existing shelf registration statement on Form S-3 or file a new registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital.

We did not file our Annual Report for the year ended December 31, 2019 or our Quarterly Reports for the quarters ended March 31, June 30, or September 30, 2020 within the respective timeframes required by the SEC. We will regain status as a current filer upon the filing of this Quarterly Report. However, we will not be considered a timely filer and will not be eligible to offer and sell securities using our existing shelf registration statement on Form S-3 or file a new short-form registration statement on Form S-3 to register the offer and sale of our securities until 12 full calendar months from the date we regain status as a current filer. If we wish to register the offer and sale of our securities to the public prior to such time, we will be required to use the long-form registration statement, Form S-1, which may increase both our transaction costs and the amount of time required to complete the transaction. This may adversely affect our ability to raise funds, if we choose to do so.

Item 1A – Risk Factors

If our common stock is delisted from the NYSE American exchange, our business, financial condition, results of operations and stock price could be adversely affected, and the liquidity of our stock and our ability to obtain financing could be impaired.

On April 17, 2020, we received a notice from NYSE Regulation, Inc. stating that we were not in compliance with the NYSE American exchange’s continued listing standards because we failed to timely file restated financial statements for the Non-Reliance Periods, and granting us a six-month initial cure period. We filed restated financial statements for the Non-Reliance Periods on August 25, 2020 and filed our quarterly report on Form 10-Q for the quarter ended March 31, 2020 on September 30, 2020, and for the quarter ended June 30, 2020 on November 16, 2020. On October 15, 2020, we were granted an additional three-month period, or until January 15, 2021, in which to file this quarterly report for the quarter ended September 30, 2020, and to regain compliance with the exchange’s timely filing criteria. As of the date of the filing of this Quarterly Report, we expect to regain compliance with the exchange’s timely filing criteria.

However, once we regain compliance, there can be no assurance that we will maintain such compliance or that we will not be delinquent in the future. Any such further delinquency could result in the delisting of our common stock from the NYSE American exchange, which would adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades, and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. It would primarily affect our business and results of operations by preventing us from raising capital for the purposes of acquiring another company.

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

On April 10, 2020, we entered into the PPP Loan, in an aggregate principal amount of $4,795,000, with BNB Bank as Lender. The PPP Loan has an initial term of two years, and is unsecured and guaranteed by the Small Business Administration (“SBA”). Subject to the terms of the Note, the PPP Loan bears interest at a fixed rate of one percent (1%) per annum, with the interest deferred until the Small Business Administration determines whether the PPP Loan will be forgiven. The amount of the PPP Loan which may be forgiven is equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the 24-week period beginning on April 10, 2020, calculated in accordance with the terms of the CARES Act, as modified by the Paycheck Protection Flexibility Act. On October 16, 2020, the Company applied to the Lender for full forgiveness of the PPP Loan. On November 2, the Company was notified that the Lender approved the application and submitted it to the SBA for final approval in accordance with the applicable provisions of the CARES Act. While we believe we meet the standards for full forgiveness of the PPP Loan, there can be no assurance that the amount of the PPP Loan will be forgiven. If the PPP Loan is not forgiven, we would be required to repay the PPP Loan over a period of two years.

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

Item 1A – Risk Factors

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

Item 1A – Risk Factors

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

Item 1A – Risk Factors

For the periods ended September 30, 2020 and 2019, we made changes to the original estimates on certain of our contracts. Such changes resulted in net adjustments to gross profits of $(736,267) and $190,233 for the nine months ended September 30, 2020 and 2019, respectively. We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of ASC 606; however, there is no assurance that our estimates will be accurate. If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods. Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to pay for costs until the reported earnings materialize to actual cash receipts.

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

Item 1A – Risk Factors

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

Item 1A – Risk Factors

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

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2020 and 2019, (ii) Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Balance Sheet as of September 30, 2020 and December 31, 2019, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2020 and 2019, (v) Condensed Consolidated Statement of Changes in Equity for the three and nine months ended September 30, 2020 and 2019 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: December 31, 2020	By.	/s/ Douglas J. McCrosson
Douglas J. McCrosson
Chief Executive Officer and President (Principal Executive Officer)

Dated: December 31, 2020	By.	/s/ Thomas Powers
Thomas Powers
Acting Chief Financial Officer (Principal Financial and Accounting Officer)