Form 10-K
period 2020-12-31
CPI AEROSTRUCTURES INC
filed 2021-04-15
CIK 889348

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2020

Commission file number 1-11398

CPI AEROSTRUCTURES, INC.

(Exact name of registrant as specified in its charter)

New York	11-2520310
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
91 Heartland Blvd., Edgewood, New York 11717
(Address of principal executive offices)

(631) 586-5200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 par value	CVU	NYSE American

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
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

Yes  ☐     No  ☒

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on the NYSE American on June 30, 2020 of $3.76) held by non-affiliates of the registrant was $35,301,795.

As of April 15, 2021, the registrant had 12,132,606 shares of common stock, $.001 par value, outstanding.

 Documents Incorporated by Reference:

Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

PART I

Item 1.                    BUSINESS

Forward Looking Statements

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

General

CPI Aerostructures, Inc., including its wholly owned subsidiaries ("CPI Aero", ”CPI”, the "Company", "us" or "we") is a manufacturer of structural assemblies, integrated systems, and kitted components for the international aerospace and defense ("A&D") markets. Our products are generally used by customers in the production of fixed wing aircraft, helicopters, electronic warfare ("EW") systems, intelligence, surveillance, and reconnaissance ("ISR") systems, missiles, and other sophisticated A&D products. We are primarily a Tier 1 supplier to Original Equipment Manufacturers ("OEMs"). We are also a Tier 2 supplier to larger Tier 1 manufacturers and a prime contractor to the U.S. Department of Defense ("DOD"), primarily the U.S. Air Force ("USAF"). Our products are used by OEMs within both commercial aerospace and national security end markets. In addition to our assembly operations, we provide manufacturing engineering, program management, supply chain management, and maintenance repair and overhaul ("MRO") services.

Our OEM customers in the defense sector include leading prime defense contractors such as:

●	Lockheed Martin Corporation - we provide products used in the production of the F-35 Joint Strike Fighter and an international variant of the F-16 Falcon. We also provide structural assemblies to Sikorsky, a Lockheed Martin company (“Sikorsky”), for many of their military helicopter platforms including the UH-60 BLACK HAWK©, CH-53E, and a special purpose helicopter;

●	Raytheon Technologies Corporation - we provide products to three of their business divisions: Space and Airborne Systems (the Next Generation Jammer – Mid-Band pod), Missile Systems (wing), and Integrated Defense Systems (Evolved Sea Sparrow missile launcher controller);

●	Boeing - we provide critical wing structure for the A-10 re-wing program and welded structure for the CH-47 Chinook;

●	Northrop Grumman (“NGC”) – we provide structural components and kits for the E-2D Advanced Hawkeye, various integrated radar and laser pod structures, and welded fluid tanks for a classified program; and

80% and 72% of our revenue in 2020 and 2019, respectively, were generated by subcontracts with defense prime contractors.

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

Our OEM customers in the civil aviation market include:

●	Embraer Executive Jets – we provide engine inlet assemblies for the Phenom 300 business jet;

●	Gulfstream– we provide a critical structure used to produce the wing of Gulfstream Aircraft Company’s flagship G650 large business jet and derivative models such as the G650ER.

10% and 21% of our revenue in 2020 and 2019, respectively, were generated by commercial contract sales.

CPI also is a prime contractor to the DOD, primarily through contracts directly with the USAF and the Defense Logistics Agency (“DLA”). 10% and 7% of our revenue in 2020 and 2019, respectively, were generated by direct government sales.

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

Significant Contracts

Some of our significant contracts are as follows:

Military Aircraft – Subcontracts with Prime Contractors

NGC E-2D “Advanced Hawkeye”: The NGC E-2 Hawkeye is an all-weather, carrier-based tactical Airborne Early Warning aircraft. The twin turboprop aircraft was designed and developed in the 1950s by the Grumman Aircraft Company for the United States Navy. The United States Navy aircraft has been progressively updated with the latest variant, the E-2D, first flying in 2007. In 2008, we received an initial $7.9 million order from NGC to provide structural kits used in the production of Outer Wing Panels (“OWP”) of the E-2D. We initially valued the long-term agreement at approximately $98 million over an eight-year period, with the potential to be in excess of $195 million over the life of the aircraft program. In February of 2019, we announced a new multi-year award valued at up to approximately $47.5 million. In June 2020, we announced that we had received firm orders valued in excess of $43 million and $5 million in long-lead funding in anticipation of purchase orders for OWP structural components and kits. Since 2008, the cumulative orders we have received on this program through December 31, 2020 exceed $207 million.

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

ALQ-249 Next Generation Jammer – Mid-Band Pod (NGJ-MB): The Raytheon NGJ-MB pod is an external jamming pod that will disrupt and degrade enemy aircraft and ground radar and communication systems and will replace the ALQ-99 system on the U.S. Navy's EA-6B Growler carrier-based electronic warfare aircraft. The U.S. Navy plans to install these pods on 138 EA-18G Growlers during the production phase. There are 2 pods per aircraft. Raytheon received a $1 billion sole source contract from the U.S. Navy in April 2016, and CPI has a contract with Raytheon to assemble the pod structural housing and air management system (“AMS”). In 2019, Raytheon authorized CPI Aero to begin production of pod structures and air management system components for the System Demonstration and Test Article (“SDTA”) phase of the NGJ-MB program. All SDTA pods and AMS components are expected to ship during 2021. CPI Aero estimates the value of the NGJ-MB program through the SDTA phase to be approximately $60 million. We believe that the total value of the NGJ-MB program through production will be in excess of $210 million through 2030.

A-10 Thunderbolt II “Warthog”: The Boeing A-10 Thunderbolt II, also known as the Warthog, is a twin-engine aircraft that provides close-air support of ground forces and employs a wide variety of conventional munitions including general-purpose bombs. The simple, effective and survivable single-seat aircraft can be used against all ground targets, including tanks and other armored vehicles. On August 21, 2019, Boeing announced an award from the USAF with a maximum contract value of $999 million to manage the production of up to 112 new wing sets and spares kits for A-10 aircraft. The USAF ordered 27 wing sets immediately at contract award. In 2019, CPI announced the receipt of an Indefinite Delivery/Indefinite Quantity (IDIQ) contract with a maximum ceiling value of $48 million from Boeing for structural assemblies for the A-10. Under the terms of the IDIQ contract, CPI Aero will manufacture major structural subassemblies of the A-10 aircraft’s wing. The Company also announced that it has received initial purchase orders under the IDIQ contract valued at approximately $6 million for the production of 4 shipsets of assemblies and associated program start-up costs. In May 2020, CPI Aero announced the receipt of additional purchase orders totaling approximately $14 million from Boeing.

F-35 Lightning II: The Lockheed F-35 Lightning II is a family of single-seat, single-engine, all-weather stealth multirole fighters designed to perform ground attack, aerial reconnaissance, and air defense missions. The DOD plans to acquire over 2,400 F-35's by 2034 and 11 other countries also have plans to acquire the aircraft. The Company has two significant contracts for products used on the F-35. In 2015, CPI was awarded a multi-year contract to supply four different lock assemblies for the arresting gear door on the F-35A CTOL. CPI made its first delivery under that contract in May 2017. In 2018, the Company received a new long-term agreement value at approximately $8 million for lock assemblies to be delivered between 2020 and 2024. In November 2017, CPI was awarded an additional $15.8 million multi-year contract to manufacture canopy activation drive shaft assemblies for the F-35A, F-35B, and F-35C aircraft.

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

F-16V Fighting Falcon: The Lockheed Martin F-16 is the world’s most successful, combat-proven multirole fighter. Approximately 3,000 operational F-16s are in service today in 25 countries. The F-16V is a new variant, sold exclusively to international air forces and is the most technologically advanced, fourth generation fighter in the world. In 2019, the Company announced it had been awarded a multi-year contract by Lockheed Martin to manufacture Rudder Island and Drag Chute Canister (RI/DCC) assemblies for the F-16V. The RI/DCC is a large structural sub-assembly that is installed on the tail section of the aircraft. Deliveries are expected to begin during late 2020 and continue through 2024. In June 2020, the Company announced that it had been awarded a follow-on order from Lockheed Martin to manufacture structural assemblies for new production F-16 Block 70/72 aircraft. The total value of the RI/DCC program is approximately $21 million and we have received more than $8.7 million in orders through December 31, 2020.

CH-53K King Stallion: The CH-53K is a heavy-lift helicopter being developed by Sikorsky for the United States Marine Corps. Flight testing began in 2018. We manufacture composite electronics racks as a Tier 2 supplier to Spirit AeroSystems, Inc., the manufacturer of the CH-53K cockpit and cabin. Through December 31, 2020, we have received orders for development and test valued at more than $2.5 million, including a $1.1 million order for rack with delivery requirements commencing in mid-2020 through 2021.

Undisclosed Vehicle: In 2018 the Company received an initial purchase order from Raytheon Missile Systems Company, a subsidiary of Raytheon Company, to manufacture structural assemblies on an undisclosed vehicle. In 2019 CPI Aero completed the initial order and in January 2021 announced a subsequent purchase order to manufacture additional units. The undisclosed vehicle is currently under development. Terms of the order will not be disclosed.

Undisclosed Pod Structure: In 2019 the Company received an initial purchase order from Raytheon to manufacture pod structures for an undisclosed application. The initial value of the order is approximately $2.3 million for manufacturing engineering service, development of assembly tooling and the production of the prototypes. The undisclosed vehicle is currently under development. A prototype is expected to be manufactured during 2021.

Military Aircraft – Prime Contracts with U.S. Government

F-16 “Fighting Falcon”: Since 2014, we have been a prime contractor to the DLA to provide structural wing components and logistical support for global F-16 aircraft MRO operations. Through December 31, 2020 we have received almost $15 million in orders on this program.

T-38 Pacer Classic III, Phase 2: For more than 50 years, the Northrop T-38 has been the principal supersonic jet trainer used by the USAF. The T-38C Pacer Classic III Fuselage Structural Modification Kit Integration program (“PC III”) and the Talon Repair Inspection and Maintenance (“TRIM”) programs are expected to increase the structural service life of the T-38 beyond 2030. In 2015, CPI Aero was awarded Phase 2 of PC III and has received purchase orders valued at approximately $2 million from the USAF to provide structural modification kits for the PC III aircraft structural modification program. Through December 2020, we have received $23.8 million in orders on this program.

T-38 Pacer Classic III, Phase 3 and TRIM: In July 2019, the Company announced a new $65.7 million IDIQ contract from the USAF for the final phase of PC III as well as TRIM. The TRIM program is a separate USAF structural modification effort that will extend the structural service life of T-38A and T-38 model types, as well as, T-38C models that were not modified during PC III. Through December 31 2020, the Company has received orders valued at approximately $15.3 million for the PC III, Phase 3 and TRIM programs. In February 2021, the Company announced it had received orders for additional requirements valued at $8.7 million, bringing total orders under this long term contract to approximately $24 million.

Commercial Aircraft – Subcontracts with Prime Contractors

G650/G650ER: The Gulfstream G650 is a twin-engine business jet airplane produced by Gulfstream Aerospace that can be configured to carry from 11 to 18 passengers. Gulfstream began the G650 program in 2005 and revealed it to the public in 2008. The G650 is Gulfstream’s largest and fastest business jet. The G650ER is an extended range version of the aircraft. In 2020, Gulfstream announced the launch of a new derivative the G700. In March 2008, Spirit AeroSystems, Inc. awarded us a contract to provide fixed leading edges (FLE) for the Gulfstream G650 business jet, and derivative models, a commercial program that Spirit was supporting. In December 2014, Spirit transferred its work-scope on this program to Triumph Group. Due to the impact of the COVID-19 pandemic, in May 2020, Triumph Group cancelled nearly all open orders with the Company. On May 27, 2020, Triumph Group announced it had reached an agreement in principle to sell the G650 wing program to Gulfstream Aerospace, and on June 12, 2020, we received a joint communication from Gulfstream Aerospace and Triumph Group that stated Gulfstream’s intention at the conclusion of the transaction is to continue to purchase G650 wing components from the Company. In December 2020, we received purchase orders directly from Gulfstream for wing components for use on the G650, G650ER and/or G700 aircraft.

Phenom 300: The Phenom 300 is a twin-engine, executive jet produced by Brazilian aircraft company Embraer, S.A. that can carry between 6 and 10 passengers and a crew of 2. We have been producing engine inlet assemblies for Embraer under a long-term agreement we entered into in 2012. We have received approximately $36 million in orders on this program through December 31 2020. We estimate the potential value of the program to be in excess of $52 million.

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

Approximately $2.9 million and $3.3 million of our revenue for the years ended December 31, 2020 and 2019, respectively, were from customers outside the U.S. All other revenue for the years ended December 31, 2020 and 2019 has been attributable to customers within the U.S. We have no assets outside the U.S.

Government-based contracts are subject to national defense budget and procurement funding decisions that, accordingly, drive demand for our business in that market. Government spending and budgeting for procurement, operations and maintenance are affected not only by military action, but also the related fiscal consequences of these actions, as well as the political process.

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Funded backlog consists of aggregate funded values under such contracts and purchase orders, excluding the portion previously included in operating revenues pursuant to Accounting Standards Codification Topic 606 (“ASC606”), and including estimates of future contract price escalation. Unfunded backlog is the estimated amount of future orders under the expected duration of the program. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts.

The total backlog at December 31, 2020 is primarily comprised of long-term programs with Raytheon (Next Generation Jammer – Mid Band), Northrop Grumman (E-2D), USAF (T-38), Boeing (A-10), and Embraer (Phenom 300). Funded backlog is primarily from purchase orders under long-term contracts with Northrop Grumman (E-2D), Sikorsky (BLACK HAWK), Lockheed Martin (F-16V), and the USAF (T-38). Approximately 54% of the funded backlog at December 31, 2020 is expected to be recognized as revenue during 2021.

Our total backlog as of December 31, 2020 and 2019 was as follows:

Backlog (Total)	December 31, 2020	December 31, 2019
Funded	$169,567,000	$147,647,000
Unfunded	306,618,000	414,231,000
Total	$476,185,000	$561,878,000

Approximately 96% of the total amount of our backlog at December 31, 2020 was attributable to government contracts, compared to 88% at December 31, 2019. Our backlog attributable to government contracts at December 31, 2020 and 2019 was as follows:

Backlog (Government)	December 31, 2020	December 31, 2019
Funded	$166,156,000	$136,932,000
Unfunded	290,632,000	359,770,000
Total	$456,788, 000	$496,702,000

Our backlog attributable to commercial contracts at December 31, 2020 and 2019 was as follows:

Backlog (Commercial)	December 31, 2020	December 31, 2019
Funded	$3,411,000	$10,715,000
Unfunded	15,986,000	54,461,000
Total	$19,397,000	$65,176,000

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

COVID-19 Coronavirus Pandemic Impact on Our Business

The outbreak of the COVID-19 coronavirus was declared a pandemic by the World Health Organization during our first quarter of 2020. During the latter part of our first quarter and subsequent to our quarter end, the COVID-19 pandemic grew, causing non-essential businesses to shut down and many people to observe the shelter-in-place directive from our state government. Our business and operations and the industries in which we operate have been impacted by public and private sector policies and initiatives in the U.S. to address the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote work. The COVID-19 pandemic has contributed to a general slowdown in the global economy, has adversely impacted the businesses of certain of our customers and suppliers, and, if it continues for an extended period of time, it could adversely impact our results of operations and financial condition. In response to the COVID-19 impact on our business, we have been and continue to actively mitigate costs and adjust production schedules. We have also been taking actions to preserve capital and protect the long-term needs of our businesses, including negotiating progress payments with our customers and reducing discretionary spending. For more information on the current and potential impact of the COVID-19 pandemic on our business, see Risk Factors included in Part I, Item 1A of this Annual Report on Form 10-K.

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

Human Capital Management

As of December 31, 2020, we had 267 full-time employees. We employ temporary personnel with specialized disciplines on an as-needed basis. We depend on a highly educated and skilled workforce. We seek to advance a diverse, equitable and inclusive work environment for all employees. Our ability to attract, develop and retain the best talent, particularly those with technical, engineering and science backgrounds or experience, is critical for us to execute our strategy and grow our businesses. Our management, with oversight from the Compensation & Human Resources Committee of our board of directors, monitors the hiring, retention and management of our employees and regularly conducts succession planning to ensure that we continue to cultivate the pipeline of talent needed to operate our business.

In addition, we have taken measures to protect our workforce in response to the COVID-19 pandemic, including allowing employees to work from home when possible and implementing safety protocols to support our essential employees required to work onsite, such as making changes to shift work to promote social distancing among our manufacturing personnel, and providing masks and hand sanitizer.

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

Risks Related to the Restatement of our Prior Period Consolidated Financial Statements and Material Weaknesses in our Internal Control

In 2020, we restated our consolidated financial statements for several prior periods, which has affected and may continue to affect investor confidence, our stock price, our ability to raise capital in the future, and our reputation with our customers, which has resulted and may continue to result in stockholder litigation and may reduce customer confidence in our ability to complete new contract opportunities.

In August 2020 we filed an Annual Report on Form 10-K for the year ended December 31, 2019, which included a restatement of the financial statements which were previously filed with our Annual Report on Form 10-K for the year ended December 31, 2018. The prior restatement of our consolidated financial statements primarily reflects the correction of certain errors relating to our recognition of revenue, which errors resulted from an incorrect application of U.S. GAAP. Such restatement has had and may continue to have the effect of eroding investor confidence in the Company and our financial reporting and accounting practices and processes, has negatively impacted and may continue to negatively impact the trading price of our common stock, has resulted and may continue to result in stockholder litigation, may make it more difficult for us to raise capital on acceptable terms, if at all, and may negatively impact our reputation with our customers and cause customers to place new orders with other companies.

As described in Item 9A this Annual Report on Form 10-K, we have taken a number of steps in order to strengthen our accounting function so as to allow us to be able to provide timely and accurate financial reporting. However, we cannot assure you that these steps will be successful and we cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. To the extent these steps are not successful, we could be required to incur significant additional time and expense. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected and corrected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed. The occurrence of any future errors, misstatements, or failures in internal control may also cause us to fail to meet reporting obligations, negatively affect investor and customer confidence in our management and the accuracy of our financial statements and disclosures, result in events of default under our banking agreements, or result in adverse publicity and concerns from investors and customers, any of which could have a negative effect on the price of our common stock, subject us to regulatory investigations and penalties or additional stockholder litigation, and have a material adverse impact on our business and financial condition.

We face litigation and regulatory action relating to the restatement of the Non-Reliance Period consolidated financial statements.

Our Company and certain of our current and former executive officers and directors are defendants in litigation arising out of the errors in and restatements of our financial statements for the year ended December 31, 2018, and quarters ended March 31, 2018, June 30, 2018, September 30, 2018, March 31, 2019, June 30, 2019, and September 30, 2019 (“Non-Reliance Periods”). Please see Part I, Item 3, “Legal Proceedings.” These proceedings may result in significant expenses and the diversion of management attention from our business. We cannot ensure that additional litigation or other claims by shareholders will not be brought in the future arising out of the same subject matter.

As previously disclosed, on May 22, 2020, the Company received a subpoena from the Securities and Exchange Commission (the “Commission”) Division of Enforcement (the “Division”) seeking documents and information relating, among other things, to previously disclosed errors in and restatement of the Company’s financial statements, the Company’s October 16, 2018 equity offering and the recent separation of the Company’s former Chief Financial Officers. By letter dated March 12, 2021 and received on March 16, 2021, the Division Staff notified the Company that the Division has concluded its investigation and, based on the information the Division has as of such date, it does not intend to recommend an enforcement action by the Commission against the Company. The Division’s notice was provided under the guidelines described in the final paragraph of Securities Act Release No. 5310 which states in part that the notice “must in no way be construed as indicating that the party has been exonerated or that no action may ultimately result from the staff’s investigation.” Please see Part I, Item 3, “Legal Proceedings.” We may also be subject to further examinations, investigations, proceedings and orders by regulatory authorities, including a cease and desist order, suspension of trading of our securities, delisting of our securities and/or the assessment of possible civil monetary penalties. Any such further actions could be expensive and damaging to our business, results of operations and financial condition.

We are in compliance with various covenants under our credit facility with BankUnited as of December 31, 2020 but there can be no assurance that we will not fall out of compliance with the amended covenants in the future.

The Company is in compliance with the various covenants under our credit facility (the “BankUnited Facility”) with BankUnited, N.A. (“BankUnited”) for the year ended December 31, 2020. If we fall out of compliance with our banking covenants, BankUnited. may declare a default under the BankUnited Facility and, among other remedies, could declare the full amount of the BankUnited Facility immediately due and payable and could foreclose against our collateral. If this were to occur, we may be unable to secure outside financing, if needed, to fund ongoing operations and for other capital needs. Any sources of financing that may be available to us could also be at higher costs and require us to satisfy more restrictive covenants, which could limit or restrict our operations, cash flows and earnings. We cannot ensure that additional financing would be available to us, or be sufficient or available on satisfactory terms.

We are currently ineligible to file a registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital.

We did not file our Annual Report for the year ended December 31, 2019 or our Quarterly Reports for the three months ended March 31, 2020, June 30, 2020 and September 30, 2020 within the respective timeframes required by the SEC. However, we regained status as a current filer when we filed our Quarterly Report for the three months ended September 30, 2020. However, we will not be considered a timely filer and will not be eligible to offer and sell securities using our existing shelf registration statement on Form S-3 or file a new short-form registration statement on Form S-3 to register the offer and sale of our securities until twelve full calendar months from the date we regain status as a current filer. If we wish to register the offer and sale of our securities to the public prior to such time, we will be required to use the long-form registration statement, Form S-1, which may increase both our transaction costs and the amount of time required to complete the transaction. This may adversely affect our ability to raise funds, if we choose to do so.

Risks Related to COVID-19

The impact of the coronavirus (COVID-19) pandemic on our operations, supply chain, and customers has impacted and could continue to have a material adverse effect on our business, financial position, results of operations and/or cash flows.

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

The COVID-19 pandemic could also impact our liquidity. Slower production schedules, higher company medical costs, potential inability of our customers to make timely payments to us, and similar factors could impact our cash flows. A period of generating lower cash from operations could adversely affect our financial position. We are currently considering a range of options to mitigate such risks, including progress payments from our customers and longer payment terms with our suppliers; however, we may not be successful in these efforts. The extent to which COVID-19 impacts our cash flow will determine whether we need to obtain additional funding, which could be difficult to obtain. Due to uncertainty related to COVID-19 and its impact on us and the aerospace industry, and the volatility in the capital markets in general, access to financing may be reduced and we may have difficulty obtaining financing on terms acceptable to us or at all.

The extent to which COVID-19 affects our operations will depend on future developments, which are highly uncertain, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or address its impact, among others. For instance, the Company’s accounting staff and outside advisors have been working modified hours and remotely due to social distancing protocols and concern over their safety and the safety of others. Access to records, the inability to perform tasks efficiently, and IT connectivity issues, along with similar measures taken by the Company’s outside advisors, have hindered and may continue to hinder timely preparation of our financial statements. Additionally, even though our facility remains open, we have experienced and may continue to experience additional operating costs due to social distancing, securing personal protective equipment, and sanitizing workspaces, worker absences, and lower productivity. If significant portions of our workforce or our suppliers’ workforces are unable to work effectively, including because of illness, quarantines, government actions, facility closure or other restrictions in connection with the COVID-19 pandemic, our operations will likely be impacted. We may be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable or adequately covered by insurance. In addition, the impact on our accounting staff and outside advisors may hamper our efforts to comply with our filing obligations with the SEC.

We continue to monitor the situation, to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences. We cannot at this time predict the future impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

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

Most of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services that we must provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontract, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of personnel of a subcontractor, or disputes concerning payment. A failure by one or more of our subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services may materially and adversely affect our ability to perform our obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer eliminating our ability to progress bill or terminating our contract for default. A prohibition on progress billing may have an adverse effect upon our cash flow and profitability and a default termination could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. In addition, a delay in our ability to obtain components and equipment parts from our suppliers may affect our ability to meet our customers’ needs and may have a material adverse effect upon our profitability. For example, the COVID-19 pandemic has impacted, and continues to impact, our supply chain, as described above.

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

We use estimates when accounting for contracts. Changes in estimates may effect our profitability and our overall financial position.

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

Our success, among other things, is dependent on our ability to attract and retain highly qualified senior officers and engineers. Competition for key personnel is intense. Our ability to attract and retain senior officers and experienced, top rate engineers is dependent on a number of factors, including prevailing market conditions and compensation packages offered by companies competing for the same talent and our reputation in the industry. If our reputation is adversely affected, for instance due to our handling of the COVID-19 pandemic, we may be unable to recruit, hire, and retain talented personnel. The inability to hire and retain these persons may adversely affect our production operations and other aspects of our business.

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

Our working capital requirements may negatively affect our liquidity and capital resources.

Our working capital requirements can vary significantly, depending in part on the timing of new program awards and the payment terms with our customers and suppliers. If our working capital needs exceed our cash flows from operations, we would look to our cash balances and availability for borrowings under the BankUnited Facility to satisfy those needs, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts, if at all.

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

In order to perform on new programs, we may be required to expend up-front costs which may not have been negotiated in our selling price. Additionally, we may have made margin assumptions related to those costs, that in the case of significant program delays and/or program cancellations, or if we are not successful in negotiating favorable margin on scope changes, could cause us to experience margin degradation which may be material, for costs that are not recoverable. Such charges and the loss of up-front costs could have a material adverse impact on our liquidity.

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

As of December 31, 2020, we had approximately $92.1 million of gross net operating losses (“NOLs”) for federal tax purposes and approximately $38.4 million of post-apportionment NOLs for state tax purposes. As a result of the Tax Cuts and Jobs Act of 2017 and the Coronavirus Aid, Relief, and Economic Security Act of 2020, NOLs arising before January 1, 2018, and NOLs arising after January 1, 2018, are subject to different rules. Our pre-2018 NOLs totaled approximately $78.8 million; these NOLs will expire in varying amounts from 2030 through 2039, if not utilized, and can offset 100% of future taxable income for regular tax purposes. Our NOLs arising in 2018, 2019 and 2020 can generally be carried back five years, carried forward indefinitely and can offset 100% of future taxable income for tax years before January 1, 2021 and up to 80% of future taxable income for tax years after December 31, 2020. Any NOLs arising on or after January 1, 2021, cannot be carried back, can generally be carried forward indefinitely and can offset up to 80% of future taxable income.

Our ability to fully recognize the benefits from our NOLs is dependent upon our ability to generate sufficient income prior to their expiration. In addition, our NOL carryforwards may be limited if we experience an ownership change as defined by Section 382 of the Internal Revenue Code (“Section 382”). In general, an ownership change under Section 382 occurs if 5% shareholders increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a relevant lookback period. For the year ended December 31, 2020 we have determined that no ownership change occurred during the relevant lookback period that would limit our ability to use our NOLs, however the sale of additional equity securities in the future may trigger an ownership change under Section 382 which could significantly limit our ability to utilize our tax benefits.

Other Risks

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

On April 10, 2020, we entered into a loan with BNB Bank as the lender (“Lender”) in an aggregate principal amount of $4,795,000 (“PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The PPP Loan is evidenced by a promissory note (“Note”). Subject to the terms of the Note, the PPP Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of two years, and is unsecured and guaranteed by the Small Business Administration. The Company has applied to the Lender for full forgiveness of the PPP Loan, with the amount which may be forgiven calculated in accordance with the terms of the CARES Act, as modified by the Paycheck Protection Flexibility Act. While we expect to meet the standards for full forgiveness of the PPP Loan, there can be no assurance that we will receive full forgiveness.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

CPI Aero’s executive offices and production facilities are situated in an approximately 171,000 square foot building located at 91 Heartland Blvd., Edgewood, New York 11717. We use approximately 131,000 square feet of this building for manufacturing space and 40,000 square feet for offices and laboratories for engineering and design work. CPI Aero occupies this facility under a 10-year lease that expires on April 30, 2022. A one year extension to April 30, 2023 has been negotiated.

Item 3.	LEGAL PROCEEDINGS

Settlement of Working Capital Dispute

In December 2018, the Company completed the acquisition of WMI from Air Industries for a purchase price of $7.9 million, subject to a potential post-closing working capital adjustment. Of the purchase price, $2 million was placed in escrow at closing and was to be released after the completion of the working capital adjustment and for indemnification contingencies. Air Industries objected to the Company’s calculation of the post-closing working capital adjustment and rejected the determination of BDO USA, LLP (“BDO”), the independent accountant appointed by the parties to resolve the dispute. On September 27, 2019, the Company filed a notice of motion in the Supreme Court of the State of New York, County of New York, against Air Industries seeking, among other things, a judgment against Air Industries in the amount of approximately $4.1 million. In October 2019, Air Industries and the Company jointly authorized the release to the Company of approximately $619,000 from escrow, which represented the value of certain undisputed items. On October 1, 2020, the court denied the Company’s motion on procedural grounds, holding that the Company must commence a special proceeding to obtain the relief sought. The  court’s decision was made without prejudice and did not resolve the working capital dispute.

The Company and Air Industries entered into a settlement agreement dated as of December 23, 2020, to resolve the post-closing working capital adjustment dispute in exchange for the release to the Company of the $1,381,000 cash remaining in escrow. Such amount was released from escrow to the Company on December 28, 2020. As part of the settlement agreement CPI agreed to give up the right to pursue the additional disputed working capital amount of approximately $2.1 million.

Class Action Lawsuit

As previously disclosed, a consolidated class action lawsuit has been filed against the Company, Douglas McCrosson, the Company’s Chief Executive Officer, Vincent Palazzolo, the Company’s former Chief Financial Officer, and the two underwriters of the Company’s October 16, 2018 offering of common stock, Canaccord Genuity LLC and B. Riley FBR. The Amended Complaint in the action asserts claims on behalf of two plaintiff classes, (i) purchasers of the Company’s common stock issued pursuant to and/or traceable to the Company’s offering conducted on or about October 16, 2018; and (ii) purchasers of the Company’s common stock between March 22, 2018 through February 14, 2020. The Amended Complaint alleges that the defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act by negligently permitting false and misleading statements to be included in the registration statement and prospectus supplements issued in connection with its October 16, 2018 securities offering. The Amended Complaint also alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated by the SEC, by making false and misleading statements in the Company’s periodic reports filed between March 22, 2018 through February 14, 2020. Plaintiffs seek unspecified compensatory damages, including interest; rescission or a rescissory measure of damages; unspecified equitable or injunctive relief; and costs and expenses, including attorney’s fees and expert fees.  On February 19, 2021, the Company moved to dismiss the Amended Complaint.  Plaintiffs’ opposition to the motion to dismiss is due on April 23, 2021, and the Company’s reply is due on May 24, 2021.

Shareholder Derivative Action

Four shareholder derivative actions have been filed against current members of our board of directors and certain of our current and former officers.

The first action was filed in the United States District Court for the Eastern District of New York, and purports to assert derivative claims against the individual defendants for violations of Section 10(b) and 21(d) of the Exchange Act and breach of fiduciary duty, unjust enrichment, and contribution, and seeks to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct. The complaint also seeks declaratory, equitable, injunctive, and monetary relief, as well as attorneys’ fees and other costs. On October 26, 2020, the plaintiff filed an amended complaint. On January 27, 2021, the Court stayed the action pursuant to a joint stipulation filed by the parties.

The second action (captioned Woodyard v. McCrosson, et al., Index No. 613169/2020) was filed on September 17, 2020 in the Supreme Court of the State of New York (Suffolk County), and purports to assert derivative claims against the individual defendants for breach of fiduciary duty and unjust enrichment, and seeks to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct, along with declaratory, equitable, injunctive and monetary relief, as well as attorneys’ fees and other costs. On December 22, 2020, the parties filed a joint stipulation staying the action pending further developments in the class action.

The third action (captioned Berger v. McCrosson, et al., No. 1:20-cv-05454) was filed on November 10, 2020, in the United States District Court for the Eastern District of New York, and purports to assert derivative claims against current and former members of our board of directors, and certain of our current and former officers. The complaint, which is based on the shareholder’s inspection of certain corporate books and records, purports to assert derivative claims against the individual defendants for breach of fiduciary duty and unjust enrichment, and seeks to implement reforms to the Company’s corporate governance and internal procedures and to recover on behalf of the Company an unspecified amount of monetary damages.The complaint also seeks equitable, injunctive, and monetary relief, as well as attorneys' fees and other costs.

On March 19, 2021, the parties to the Moulton and Berger actions filed a joint stipulation consolidating the actions and staying the consolidated action pending further developments in the class action.

The fourth action (captioned Wurst v. Bazaar, et al., Index No. 605244/2021) was filed on March 24, 2021, in the Supreme Court of the State of New York (Suffolk County), and purports to assert derivative claims against the Company's current and former executive officers, certain board members, and the Company as a nominal defendant. The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants' alleged misconduct. The complaint also seeks declaratory, equitable, injunctive, and monetary relief, as well as attorneys' fees and other costs. On April 12, 2021, the parties filed a joint stipulation staying the action pending further developments in the class action.

Each of these derivative actions is based substantially on the same facts alleged in the class action complaint summarized above.

SEC Investigation

As previously disclosed, on May 22, 2020, the Company received a subpoena from the Securities and Exchange Commission (the “Commission”) Division of Enforcement (the “Division”) seeking documents and information relating, among other things, to previously disclosed errors in and restatement of the Company’s financial statements, the Company’s October 16, 2018 equity offering and the recent separation of the Company’s former Chief Financial Officers. By letter dated March 12, 2021 and received on March 16, 2021, the Division Staff notified the Company that the Division has concluded its investigation and, based on the information the Division has as of such date, it does not intend to recommend an enforcement action by the Commission against the Company. The Division’s notice was provided under the guidelines described in the final paragraph of Securities Act Release No. 5310 which states in part that the notice “must in no way be construed as indicating that the party has been exonerated or that no action may ultimately result from the staff’s investigation.”

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are listed on the NYSE American exchange under the symbol CVU. On March 31, 2021, there were 176 holders of record of our shares of common stock, and we believe, over 2,200 beneficial owners of our shares of common stock.

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

Recent Sales of Unregistered Securities

There have been no sales of unregistered equity securities for the three months ended December 31, 2020. The have been no repurchases of our outstanding common stock during the three months ended December 31, 2020.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information at December 31, 2020 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	--	$--	844,223
Equity Compensation Plans Not Approved by Security Holders	--	--	--
Total	--	$--	844,223

Long-term equity incentives are an important component of compensation and are designed to align the interests of our executive officers and directors who receive long-term equity awards with the Company’s long-term performance and to increase shareholder value. The Company has awarded long-term incentive compensation pursuant to two plans:

2016 Long-Term Incentive Plan. The 2016 Long-Term Incentive Plan, as amended, authorizes the grant of 1,400,000 shares of our common stock, which may be granted in the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options, and other stock-based awards, to employees, officers, directors, and consultants of the Company. As of December 31, 2020, we have granted 602,007 shares under this plan and 797,993 shares remained available for grant under this plan.

Performance Equity Plan 2009.  The Performance Equity Plan 2009 authorizes the grant of 500,000 stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options, and other stock-based awards. As of December 31, 2020, we have granted 453,770 shares under this plan and 46,230 shares remained available for grant.

Item 6.                   SELECTED FINANCIAL DATA

Not applicable.

Item 7.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis includes forward-looking statements involving risks and uncertainties and should be read together with the "Risk Factors" section of this Annual Report on Form 10-K. Such risks and uncertainties could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Recent Developments

Paycheck Protection Program (PPP) Loan

On April 10, 2020, we entered into the PPP Loan, with BNB Bank (now part of Dime Community Bank) as the Lender, in an aggregate principal amount of $4,795,000, pursuant to the Paycheck Protection Program under the CARES Act. The PPP Loan is evidenced by the Note. Subject to the terms of the Note, the PPP Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of two years, and is unsecured and guaranteed by the Small Business Administration (SBA). The Note provides for customary events of default including, among other things, cross-defaults on any other loan with the Lender. The PPP Loan may be accelerated upon the occurrence of an event of default.

On November 2, 2020 the Company applied to the Lender for full forgiveness of the PPP Loan, calculated in accordance with the terms of the CARES Act, as modified by the Paycheck Protection Flexibility Act. We were notified by our lender that our application was accepted and forwarded to the SBA, from whom, we are currently awaiting a response. To date the lender has not requested payment of any interest or principal.

Impact of COVID-19

The impact that the recent COVID-19 pandemic will have on our business is uncertain. Our staff has been working modified hours and remotely due to social distancing protocols and concern over their safety and the safety of others since on or about March 19, 2019.

During late 2020, we began to experience an increased rate of employees testing positive for COVID-19 and we took steps to mitigate virus transmission within the workplace. These steps included adding a second manufacturing shift to lessen employee density on the manufacturing floor and to require most non-manufacturing personnel to work from home. These measures continued into the current year. We believe it is possible that the impact of the COVID-19 pandemic could have an adverse effect on the results of our operations, financial position and cash flow for the year ending December 31, 2021, particularly in the first fiscal quarter. We have taken mitigating steps in an attempt to reduce the adverse effects. For example, we have curtailed discretionary spending, deferred all business travel, and taken other steps to preserve cash. We have also taken action to more closely manage the flow of materials to be more responsive to unanticipated changes in customer delivery schedules.

Certain Transactions

The following transactions occurred during the periods covered by this Management's Discussion and Analysis of Financial Condition and Results of Operations:

Acquisition of WMI

In December 2018, the Company completed the acquisition of WMI from Air Industries for a purchase price of $7.9 million, subject to a potential post-closing working capital adjustment. Of the purchase price, $2 million was placed in escrow at closing and was to be released after the completion of the working capital adjustment and for indemnification contingencies. Air Industries objected to the Company’s calculation of the post-closing working capital adjustment and rejected the determination of BDO USA, LLP (“BDO”), the independent accountant appointed by the parties to resolve the dispute. On September 27, 2019, the Company filed a notice of motion in the Supreme Court of the State of New York, County of New York, against Air Industries seeking, among other things, a judgment against Air Industries in the amount of approximately $4.1 million. In October 2019, Air Industries and the Company jointly authorized the release to the Company of approximately $619,000 from escrow, which represented the value of certain undisputed items. The remaining escrowed amount of approximately $1,381,000 is shown as restricted cash on the consolidated balance sheet. The additional disputed amount of approximately $2.1 million is not on the Company’s consolidated balance sheet due to the uncertainty of collection.

The Company and Air Industries entered into a settlement agreement dated as of December 23, 2020, to resolve the post-closing working capital adjustment dispute in exchange for the release to the Company of the $1,381,000 cash remaining in escrow. Such amount was released from escrow to the Company on December 28, 2020. As part of the settlement agreement CPI agreed to give up the right to pursue the additional disputed working capital amount of approximately $2.1 million.

Honda Aircraft Company, Inc. Settlement and Release Agreement

In January 2020, the Company requested a modification to the recurring sales price contained in the Master Purchase Agreement dated January 14, 2019 (“Honda MPA”) with Honda Aircraft Company, Inc. (“HACI”) for the manufacture of engine inlet assemblies for the HondaJet aircraft. HACI denied the Company’s request. HACI and the Company subsequently commenced discussions that would result in the Company exiting the program. On December 23, 2020 HACI and the Company entered into a Settlement and Release Agreement that, subject to the terms and conditions therein, terminates the Honda MPA and cancels all remaining purchase orders placed with the Company thereunder.

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

On January 1, 2019, the Company recognized ROU assets and lease liabilities of approximately $5.3 million and $5.9 million, respectively, on its consolidated balance sheet using an estimated incremental borrowing rate of 6%. As of December 31, 2020 the Company has ROU assets and lease liabilities of approximately $4.1 million and $4.4 million, respectively, on its consolidated balance sheet.

Goodwill

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU-2017-04). ASU 2017-04 is intended to simplify how all entities assess goodwill for impairment. This is accomplished by removing the requirement to determine the fair value of individual assets and liabilities in order to calculate a reporting unit’s “implied” goodwill. The goodwill impairment test consists of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

An entity may still perform the optional qualitative assessment for a reporting unit to determine if it is more likely than not that goodwill is impaired. However, the ASU 2017-04 eliminates the requirement to perform a qualitative assessment for any reporting unit with zero or negative carrying amount. The Company adopted ASU-2017-4 for the year ended December 31, 2020.

Results of Operations

The following discussion provides an analysis of our results of operations and should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Year Ended December 31, 2020 as Compared to the Year Ended December 31, 2019

Revenue. Revenue for the year ended December 31, 2020 was $87,584,690 compared to $87,518,688 for the year ended December 31, 2019, representing an increase of $66,002. We experienced revenue increases on our E2-D wing panel kits, our Pacer Classic III Phase 2 program with USAF as this effort transitions to Phase 3, and our Lockheed Martin F-16 Rudder Island program. The revenue increases were partially offset by decreases on our Raytheon NGJ Pod program as we transitioned to our follow on order, and on the G650 fixed leading edge program.

Overall, revenue generated from prime government contracts for the year ended December 31, 2020 was $9,115,983 compared to $6,429,860 for the year ended December 31, 2019, an increase of $2,686,123. This increase is primarily a result of increased revenue recognized on the T-38C Pacer Classic phase 2 aircraft structural modification program which is transitioning from Phase 2 to Phase 3. CPI Aero was awarded the Phase 3 contract in 2019.

Revenue generated from government subcontracts for the year ended December 31, 2020 was $70,106,741 compared to $62,319,526 for the year ended December 31, 2019, an increase of $7,787,215. The increase in revenue related to the start of a new multi-year award for the Northrop Grumman E2D program as well as increases related to the NGC WOWP, and the F16 Rudder Island program, offset by a decrease in the Raytheon NGJ Pod program as described above.

Revenue generated from commercial contracts was $8,361,966 for the year ended December 31, 2020 compared to $18,769,302 for the year ended December 31, 2019, a decrease of $10,407,336. Most of this decrease resulted from decreased production of the Gulfstream G650 fixed leading edge assembly. We also had year-over-year revenue declines in our program with Honda as we negotiated an exit to this unprofitable program. Revenue from Embraer also declined largely due to decreased business jet demand.

Cost of sales. Cost of sales for the years ended December 31, 2020 and 2019 were $75,490,503 and $78,386,997, respectively, a decrease of $2,896,494 or 4%.

The components of cost of sales were as follows:

	Years ended
	December 31, 2020	December 31, 2019

Procurement	$56,093,073	$49,920,962
Labor	6,063,509	7,778,571
Factory overhead	20,003,530	20,726,990
Other cost of sales	(6,669,609)	(39,526)

Cost of sales	$75,490,503	$78,386,997

Procurement for the year ended December 31, 2020 was $56,093,073 compared to $49,920,962 for the year ended December 31, 2019, an increase of $6,172,111 or 12%. This increase is primarily the result of an increase in procurement for the E2D and WOWP programs.

Labor costs for the year ended December 31, 2020 were $6,063,509 compared to $7,778,571 for the year ended December 31, 2019, a decrease of ($1,715,062) or 22%. The decrease is primarily the result of the absence in 2020 of labor associated with the NGJ pod program, which was very labor intensive, as well as lower labor on the HondaJet and G650 programs.

Factory overhead costs for the year ended December 31, 2020 were $20,003,530 compared to $20,726,990 for the year ended December 31, 2019, a decrease of ($723,460) or 3%. This decrease is primarily due to a decrease in factory supplies.

Other cost of sales relates to items that can increase or decrease cost of sales such as changes in inventory levels, changes in inventory valuation, changes to inventory reserves, changes in loss contract provisions, absorption variances and direct charges to cost of sales. For the year ended December 31, 2020 there was a reduction of costs in the amount of ($6,669,609) primarily the result of changes in inventory levels and reductions in loss contract reserves.

Gross profit. Gross profit for the year ended December 31, 2020 was $12,094,187 compared to $9,131,691 for the year ended December 31, 2019, an increase of $2,962,496. Gross profit percentage (“gross margin”) for the year ended December 31, 2020 was 13.8% compared to 10.4% for the same period last year. The increase was primarily on our E2-D kitting programs which experienced a growth in revenue as well as our exit from unprofitable programs, partially offset by a decrease in gross profit on our Raytheon Pod program due to lower volumes.

Favorable/Unfavorable Adjustments to Gross Profit

During the years ended December 31, 2020 and 2019, we made changes in estimates to various contracts. Such changes in estimates resulted in changes in total gross profit as follows:

	Years Ended
	December 31, 2020	December 31, 2019
Favorable adjustments	$2,241,357	$409,226
Unfavorable adjustments	(3,975,745)	(3,444,850)
Net adjustments	$(1,734,388)	$(3,035,624)

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2020 were $12,046,170 compared to $11,562,781 for the year ended December 31, 2019, an increase of $483,389 or 4.2%. This increase was primarily due to increased legal and accounting expenses compared to the prior period associated with the prior restatement of our consolidated financial statements for several prior periods.

Interest expense

Interest expense for the year ended December 31, 2020 was $1,421,955, compared to $2,104,851 for the year ended December 31, 2019, a decrease of $682,896 or 32%. The decrease in interest expense is the result of continued principal repayment on our term loan with BankUnited, lower overall interest rates and a favorable 1% interest rate on our PPP loan with the SBA which we are accruing but not paying. If the PPP Loan is forgiven, the accrual will be reversed.

Profit/ (Loss) from operations

We had a profit from operations for the year ended December 31, 2020 of $48,017 compared to a loss from operations of (2,431,090) for the year ended December 31, 2019. This improvement was primarily the result of higher revenue and gross profit on the E2D program and the exit from unprofitable programs.

Provision (Benefit) for income taxes. The income tax (benefit) for the year ended December 31, 2020 was ($53,500), an effective tax rate of 3.09%. The tax benefit consists of a refund received from the 2014 NOL carryback claim and state minimum taxes. In February 2019, the Company received information that the net operating loss carryback that was utilized in 2014 was under examination and could possibly be partially disallowed by the Internal Revenue Service (“IRS”). This adjustment was an issue of timing of the loss and had no income tax provision effect. In June 2020, the Company received a letter from the IRS stating that the returns will be accepted as filed. In September 2020, the Company received additional refunds related to the tax years under examination. The examination is now closed and there is no uncertain tax position recorded for this item.

Business Outlook

The statements in the “Business Outlook” section and other forward-looking statements of this Annual Report on Form 10-K are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times.

Liquidity and Capital Resources

General. At December 31, 2020, we had working capital of $12,309,372 compared to working capital of $13,851,717 at December 31, 2019, a decrease of $1,542,345, or 11.1%. This decrease is primarily the result of an increase in accounts payable and accrued expenses.

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

Because ASC 606 requires us to use estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods, there can be a significant disparity between earnings (both for accounting and tax purposes) as reported and actual cash that we receive during any reporting period. Accordingly, it is possible that we may have a shortfall in our cash flow and may need to borrow money or take steps to defer cash outflows until the reported earnings materialize into actual cash receipts.

Several of our programs require us to expend up-front costs that may have to be amortized over a portion of production units. In the case of significant program delays and/or program cancellations, we could experience margin degradation, which may be material for costs that are not recoverable. Such charges and the loss of up-front costs could have a material impact on our liquidity and results of operations.

We continue to work to obtain better payment terms with our customers, including accelerated progress payment arrangements, as well as exploring alternative funding sources.

At December 31, 2020, our cash balance was $6,033,537 compared to $4,052,109 at December 31, 2019, an increase of $1,981,428. Our accounts receivable balance at December 31, 2020 decreased to $4,962,906 from $7,029,602 at December 31, 2019.

Bank Credit Facilities

BankUnited: On March 24, 2016, the Company entered into the BankUnited Facility. The Credit Agreement entered into in connection with the BankUnited Facility provided for a revolving credit loan commitment of $30 million (the “Revolving Loan”) and a $10 million term loan (“Term Loan”). The Revolving Loan bears interest at a rate as defined in the Credit Agreement.

On August 24, 2020, the Company entered into a Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement. Under the Sixth Amendment, the parties amended the Credit Agreement by extending the maturity date of the Company’s Revolving Loan and Term Loan to May 2, 2022 and making conforming changes to the repayment schedule of the Term Loan, by increasing the Term Loan $6.0 million and reducing the Revolving Loan by $6.0 million. The maturities of the Term Loan are included in the maturities of long-term debt.

The BankUnited Facility, as amended by the Sixth Amendment, requires us to maintain the following financial covenants: (1) maintain a Fixed Cost (Debt Service) coverage ratio of no less than 1.5 to 1.0 at December 31, 2020 and no less than 1.25 to 1.0 for the trailing four quarter period at the end of each quarter thereafter; (2) maintain a minimum net income, after taxes, of no less than $1.00; (3) effective March 31, 2021, maintain a maximum leverage ratio at the end of each quarter for the trailing four quarter period of no more than 4.0 to 1.0; (4) maintain a minimum adjusted EBITDA at the end of each quarter of no less than $1 million; and (5) maintain a minimum liquidity of $3 million at all times. As of December 31, 2020, the Company was in compliance with all of the covenants contained in the BankUnited Facility.

As of December 31, 2020 and December 31, 2019, the Company had $20.7 million and $26.7 million respectively outstanding under the BankUnited Facility.

BNB Bank (BNB) On April 10, 2020, we entered into the PPP Loan, with BNB Bank (now part of Dime Community Bank) as the Lender, in an aggregate principal amount of $4,795,000, pursuant to the Paycheck Protection Program under the CARES Act. The PPP Loan is evidenced by the Note. Subject to the terms of the Note, the PPP Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of two years, and is unsecured and guaranteed by the Small Business Administration (SBA). The Note provides for customary events of default including, among other things, cross-defaults on any other loan with the Lender. The PPP Loan may be accelerated upon the occurrence of an event of default.

On November 2, 2020 the Company applied to the Lender for full forgiveness of the PPP Loan as calculated in accordance with the terms of the CARES Act, as modified by the Paycheck Protection Flexibility Act. We were notified by our lender that our application was accepted and forwarded to the SBA, from whom, we are currently awaiting a response. To date the lender has not requested payment of any interest or principal. All amounts are classified as current or long term in accordance with the Note terms.

We believe that our existing resources, together with the availability under the BankUnited Facility, will be sufficient to meet our current working capital needs for at least the next 12 months from the date of issuance of our consolidated financial statements. However, our working capital requirements can vary significantly, depending in part on the timing of new program awards and the payment terms with our customers and suppliers. If our working capital needs exceed our cash flows from operations, we would look to our cash balances and availability for borrowings under our borrowing arrangement to satisfy those needs, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts, if at all.

Contractual Obligations. The table below summarizes information about our contractual obligations as of December 31, 2020 and the effects these obligations are expected to have on our liquidity and cash flow in the future years:

	Payments Due By Period
		Less than 1			After 5
Contractual Obligations	Total	year	1-3 years	4-5 years	years
Debt	$12,028,333	$6,245,833	$5,782,500	$—	$—
Finance Lease Obligations	678,428	255,833	351,614	70,981	—
Operating Leases	4,356,386	1,819,237	2,537,149	—	—
Total Contractual Cash Obligations	$17,063,147	$8,320,903	$8,671,263	$70,981	$—

Inflation. Inflation historically has not had a material effect on our operations.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020. Based on this evaluation of our disclosure controls and procedures, management has concluded that our disclosure controls and procedures were not effective as of December 31, 2020 because of the material weakness described below.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2020 because of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In connection with management’s evaluation of the Company’s internal control over financial reporting described above, management has identified the deficiencies described below that constitute a material weakness in our internal control over financial reporting as of December 31, 2020.

Control Environment, Risk Assessment, Control Activities and Monitoring

We did not maintain effective internal control over financial reporting related to control environment, risk assessment, control activities and monitoring:

●	There were insufficiently documented Company accounting policies and insufficiently detailed Company procedures to put policies into effective action.

●	The design and implementation of internal controls related to cut-off procedures were not sufficient to ensure proper accounting for in-transit items.
●	The design and implementation of internal controls related to preparation and review of financial statement disclosures were not sufficient to ensure the completeness and accuracy of required disclosures.

Notwithstanding the conclusion by our management that our controls and procedures as of December 31, 2020 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described above, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial position, results of operations and cash flows as of and for the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP.

Remediation of Previously Reported Material Weakness

In connection with management’s evaluation of the Company’s internal control over financial reporting described above, management has concluded that the material weaknesses reported in its Annual Report on Form 10-K for the period ended December 31, 2019 had been remediated and that internal controls put in place to prevent future occurrences of these material weaknesses were effective as of December 31, 2020.

During the course of 2020, we have implemented measures to remediate the underlying causes that gave rise to the previously disclosed material weaknesses and material errors. These measures include the Welding Metallurgy operations as they were incorporated into CPI’s operations as of December 31, 2019. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to further the overall objective to design and operate internal controls that mitigate identified risks and enable an effective system of internal control over external financial reporting.

CPI is a non-accelerated filer for 2020. As such, CPI is not subject to the requirement to have an auditor attestation report on internal control over financial reporting in the 10-K filed in 2021 for 2020. Accordingly, based upon its internal testing which is performed by a national public accounting and advisory firm, EisnerAmper LLP, management believes that as of December 31, 2020, it has successfully remediated the internal control weaknesses which gave rise to the material errors in our prior financial statements.

●	Revenue Recognition Accounting:
During 2020, Management, with advice from a leading global accounting and advisory firm, reviewed and updated its revenue recognition policies to be compliant with ASC Topic 606. In addition, the Company has updated its procedures and implemented new controls to remediate the identified weakness and to prevent the material error which occurred in prior periods with regards to revenue recognition wherein revenue and associated estimated margins were not constrained to firm orders received. Current procedures and controls now reconcile EAC revenue with firm funded purchase orders received from customers, which constrains revenue to firm funded orders as required by ASC Topic 606. Standardized templates have been developed to assist the evaluation process, based upon the overall updated policies and procedures including daily decision guidelines. Testing has shown that the previously identified Revenue Recognition material weakness has been remediated.

●	Accounting for Significant Non-Routine Complex Transactions:
The Company has established a policy with regards to accounting for significant, non-routine, complex transactions which states that prior to any future requirement for accounting for significant, non-routine, complex transactions, the Company will engage experienced professionals and outline and execute a set of controls unique to each transaction to ensure that the non-routine complex transaction is recorded in a proper manner. In 2020 there were no non-routine complex transactions but the Company believes the controls and procedures implemented will allow for proper identification and accounting for those transaction.

●	Information Technology General Controls (ITGC):
For years subsequent to 2019, the Company has implemented an improved 404 compliant ITGC testing program. The Company has identified relevant ITGCs for key financial systems relating to Change Management, Logical Security, Physical Security, and Computer Operations. We have engaged EisnerAmper LLP to test the design, implementation and operating effectiveness of the controls. Testing has shown that the previously identified ITGC material weakness has been remediated.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as described above.

Item 9B.                OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See Item 14

Item 11.                 EXECUTIVE COMPENSATION

See Item 14

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See Item 14

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14

Item 14.                 PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required by Items 10, 11, 12, 13 and 14 will be contained in our definitive proxy statement for our 2021 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Exchange Act, and incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1. The following consolidated financial statements are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019

Consolidated Statements of Shareholders’ Deficit for the Years Ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019

Notes to Consolidated Financial Statements

Exhibit Number	Name of Exhibit
3.1	Certificate of Incorporation of Composite Products International, Inc., dated January 5, 1980 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on August 25, 2020).
3.1.1	Certificate of Amendment of the Certificate of Incorporation of Composite Products International, Inc., dated May 9, 1989 (incorporated by reference to Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K filed on August 25, 2020).
3.1.2	Certificate of Amendment of the Certificate of Incorporation of Consortium of Precision Industries, Inc., dated June 30, 199 (incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K filed on August 25, 2020).
3.1.3	Certificate of Amendment of the Certificate of Incorporation of CPI Aerostructures, Inc., dated August 7, 1992 (incorporated by reference to Exhibit 3.1.3 to the Company’s Annual Report on Form 10-K filed on August 25, 2020).
3.1.4	Certificate of Amendment of the Certificate of Incorporation of CPI Aerostructures, Inc., dated June 3, 1997 (incorporated by reference to Exhibit 3.1.4 to the Company’s Annual Report on Form 10-K filed on August 25, 2020).
3.1.5	Certificate of Amendment of Certificate of Incorporation of CPI Aerostructures, Inc., dated June 16, 1998 (incorporated by reference to Exhibit 3.1.5 to the Company’s Annual Report on Form 10-K filed on August 25, 2020).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference from exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 14, 2020).
**4.1	Securities of the Registrant
10.1	Performance Equity Plan 2009 (incorporated by reference from Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 30, 2009).
**10.2	2016 Long-Term Incentive Plan, as amended.
10.3	Agreement of Lease, dated June 30, 2011, between Heartland Boys II L.P. and CPI Aerostructures Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 10-Q for the quarter ended June 30, 2011).
10.4.1	Amended and Restated Credit Agreement, dated as of March 24, 2016, among CPI Aerostructures, Inc., the several lenders from time to time party thereto, and Bank United, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2016).
10.4.2	First Amendment to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2016).
10.4.3	Second Amendment to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.4.3 to the Company’s Annual Report on Form 10-K filed on August 25, 2020).
10.4.4	Third Amendment to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2018).
10.4.5	Fourth Amendment to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2018).
10.4.6	Fifth Amendment to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2019).
10.4.7	Sixth Amendment and Waiver to the Amended and Restated Credit Agreement, dated August 24, 2020 (incorporated by reference to Exhibit 10.4.7 to the Company’s Annual Report on Form 10-K filed on August 25, 2020).
10.4.8	Form of Amendment and Restated Term Note (included as Exhibit A-1 to the Sixth Amendment and Waiver).
10.4.9	Form of Amendment and Restated Revolving Credit Note (included as Exhibit A-2 to the Sixth Amendment and Waiver).
10.5	Amended and Restated Continuing General Security Agreement among CPI Aerostructures, Inc. and Bank United, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 28, 2016).
**21	Subsidiaries of the Registrant
**23.1	Consent of CohnReznick LLP
**31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**Filed herewith.

***XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Item 16.	FORM 10-K SUMMARY

None.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

CPI Aerostructures, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CPI Aerostructures, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

Critical Audit Matter Description

The majority of the Company’s revenues for its contracts are recognized over-time as the Company (i) sells products with no alternative use to the Company and (ii) has an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date. The Company uses the cost-to-cost input method to measure progress for its performance obligations because it best depicts the transfer of control to the customer which occurs as the Company incurs costs on its contracts. Under the over-time revenue recognition model, revenue and gross profit are recognized over the contract period as work is performed based on actual costs incurred, an estimate of costs to complete and resulting total estimated costs at completion.

Given the complexity of the estimates regarding the revenue and costs associated with such contracts, auditing these estimates required extensive audit effort and a high degree of auditor judgement to devise, execute and evaluate the results of appropriate audit procedures.

How the Critical Audit Matter was addressed in the Audit

Our principal audit procedures related to the Company’s revenue, costs and profit for these contracts included the following:

•	We obtained an understanding of and evaluated the design and implementation of the controls that address the risk of material misstatement of contract revenue including those associated with cost to complete estimates for long-term fixed price contracts.
•	We selected a sample of contracts with customers and performed the following:
o	Evaluated whether the recognition of revenue over time on such contracts was appropriate based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.
o	Compared the transaction price to the consideration to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.
o	Tested the accuracy and completeness of the costs incurred to date for the performance obligation.
o	Evaluated the estimates of total cost and profit for the performance obligation by:
▪	Comparing costs incurred to date to the costs management estimated to be incurred to date.
▪	Comparing management’s estimates for selected contracts to cost and profit estimates for similar current and historic performance obligations.
▪	Performing retrospective reviews of management’s judgments and estimates and comparing actual performance to estimated performance, when evaluating the thoroughness and precision of management’s estimation process.
▪	We analytically evaluated selected quarter over quarter changes in contract profit estimates by obtaining explanations from the Company’s project managers regarding timing and amount of costs incurred and corroborating and assessing the reasonableness of these responses by obtaining documents such as signed purchase orders and contract change orders.
o	Tested the mathematical accuracy of management’s calculation of revenue recognized during the period for the performance obligations.

Liquidity Evaluation

Critical Audit Matter Description

Management has concluded that there were sufficient resources available to meet its obligations and fund operations for at least one year from the date the consolidated financial statements were available to be issued and expects to be in compliance with the required debt covenants established under its credit facility. The Company’s strategies include significant judgments and estimates involved in the execution of their business plans which include the ability to maintain and grow its funded backlog orders.

We identified liquidity as a critical audit matter due to the significant management estimates supporting their conclusion that they will remain in compliance with the established debt covenant requirements and have sufficient liquidity to sustain normal operations for at least one year from the date the consolidated financial statements were available to be issued. This in turn led to a high degree of auditor subjective judgement to evaluate the evidence supporting the liquidity considerations and related conclusion. Management’s liquidity conclusion is relevant to the users of the consolidated financial statements and that also impacted our assessment of liquidity as a critical audit matter.

How the Critical Audit Matter was addressed in the audit

Our principal audit procedures related to the Company’s liquidity evaluation included the following:

•	Obtained an understanding of the Company’s process to estimate future cash flows, including methods, inputs and significant assumptions used in developing the liquidity assessment.
•	Evaluated the reasonableness of management’s income statement, balance sheet, and cash flow projections for at least one year from the date the consolidated financial statements were available to be issued by comparing the forecasted financial information to historical results, funded and unfunded backlog, newly obtained contracts as well as considered the Company’s ability to exit loss contracts and the overall change in business strategies to primarily focus on government versus commercial contracts.
•	Evaluated the adequacy of the Company’s disclosure of these circumstances in the consolidated financial statements.
•	Evaluated the impact of actual results incurred to date on the Company’s projections and covenant calculation through the date the consolidated financial statements were available to be issued.

/s/ CohnReznick LLP

We have served as the Company’s auditors since 2004

New York, New York

April 15, 2021

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash	$6,033,537	$4,052,109
Restricted cash	—	1,380,684
Accounts receivable, net	4,962,906	7,029,602
Contract assets	19,729,638	15,280,807
Inventory	9,567,921	5,891,386
Refundable income taxes	40,000	474,904
Prepaid expenses and other current assets	534,857	721,964
Total Current Assets	40,868,859	34,831,456

Operating lease right-of-use assets	4,075,048	3,886,863
Property and equipment, net	2,521,742	3,282,939
Intangibles, net	250,000	375,000
Goodwill	1,784,254	1,784,254
Other assets	191,179	179,068
Total Assets	$49,691,082	$44,339,580

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$12,092,684	$8,199,557
Accrued expenses	5,693,518	2,372,522
Contract liabilities	1,650,549	3,561,707
Loss reserve	800,971	2,650,963
Current portion of long-term debt	6,501,666	2,484,619
Operating lease liabilities	1,819,237	1,709,153
Income taxes payable	862	1,216
Total Current Liabilities	28,559,487	20,979,737

Line of credit	20,738,685	26,738,685
Long-term operating lease liabilities	2,537,149	2,596,784
Long-term debt, net of current portion	6,205,095	1,764,614
Total Liabilities	58,040,416	52,079,820

Shareholders’ Deficit :
Common stock - $.001 par value; authorized 50,000,000 shares, 11,951,271 and 11,818,830 shares, respectively, issued and outstanding	11,951	11,819
Additional paid-in capital	72,005,841	71,294,629
Accumulated deficit	(80,367,126)	(79,046,688)
Total Shareholders’ Deficit	(8,349,334)	(7,740,240)
Total Liabilities and Shareholders’ Deficit	$49,691,082	$44,339,580

see notes to CONSOLIDATED financial statements

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,	2020	2019

Revenue	$87,584,690	$87,518,688

Cost of sales	75,490,503	78,386,997

Gross profit	12,094,187	9,131,691

Selling, general and administrative expenses	12,046,170	11,562,781
Profit/(Loss) from operations	48,017	(2,431,090)

Other expense:
Other income	—	89,666
Interest expense	(1,421,955)	(2,104,851)
Total other expense, net	(1,421,955)	(2,015,185)
Loss before provision for income taxes	(1,373,938)	(4,446,275)

Provision for/ (benefit from) income taxes	(53,500)	3,877
Net loss	$(1,320,438)	$(4,450,152)

Loss per common share-basic	$(0.11)	$(0.38)

Loss per common share-diluted	$(0.11)	$(0.38)

Shares used in computing loss per common share:
Basic	11,884,307	11,808,052
Diluted	11,884,307	11,808,052

see notes to CONSOLIDATED financial statements

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

Years ended December 31, 2020 and 2019

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Deficit
Balance at January 1, 2019	11,718,246	$11,718	$70,651,413	$74,596,536	$(3,933,405)
Net loss	—	—	—	(4,450,152)	(4,450,152)
Costs related to stock offering	—	—	(119,571)	—	(119,571)
Common stock issued as employee compensation	4,950	5	32,319	—	32,324
Stock based compensation expense	95,634	96	730,468	—	730,564

Balance at December 31, 2019	11,818,830	11,819	71,294,629	(79,046,688)	(7,740,240)
Net loss	—	—	—	(1,320,438)	(1,320,438)
Stock based compensation expense	132,441	132	711,212	—	711,344
Balance at December 31, 2020	11,951,271	$11,951	$72,005,841	$(80,367,126)	$(8,349,334)

see notes to CONSOLIDATED financial statements

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2020	2019

Cash flows from operating activities:
Net loss	$(1,320,438)	$(4,450,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,032,986	1,124,063
Amortization of debt issuance costs	95,429	95,507
Cash expended in excess of rent expense	(137,737)	(112,048)
Stock-based compensation expense	711,344	730,564
Common stock issued as employee compensation	—	32,324
Bad debt expense	(23,395)	34,098
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,090,091	1,807,802
(Increase) decrease in contract assets	(4,448,831)	2,308,059
(Increase) decrease in inventory	(3,676,535)	227,336
Decrease in prepaid expenses and other current assets	187,107	1,202,189
Decrease in refundable income taxes	434,904	394,902
Increase (decrease) in accounts payable and accrued expenses	7,214,124	(678,380)
(Decrease) in contract liabilities	(1,911,158)	(1,968,872)
(Decrease) in loss reserve	(1,849,992)	(1,012,597)
(Decrease) in income taxes payable	(354)	(112,777)
Net cash used in operating activities	(1,602,455)	(377,982)
Cash flows from investing activities:
Purchase of property and equipment	(146,788)	(436,010)
Net cash used in investing activities	(146,788)	(436,010)
Cash flows from financing activities:
Payment of line of credit	—	(1,300,000)
Proceeds from line of credit	—	4,000,000
Proceeds from PPP loan	4,795,000	—
Payment of long-term debt	(2,337,473)	(2,436,786)
Stock offering costs paid	—	(119,571)
Debt issuance costs	(107,540)	(25,000)
Net cash provided by financing activities	2,349,987	118,643
Net (decrease) increase in cash and restricted cash	600,744	(695,349)
Cash and restricted cash at beginning of year	5,432,793	6,128,142
Cash and restricted cash at end of year	$6,033,537	$5,432,793
Supplemental schedule of noncash investing, financing activities:
Equipment acquired under capital lease	$134,900	$399,800
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$1,490,152	$2,066,174
Cash paid (received) for income taxes	$(488,052)	$(378,652)

See notes to CONSOLIDATED financial statements

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Business Combinations

The Company applied acquisition accounting for the WMI acquisition in accordance with Accounting Standards Codification 805, “Business Combinations” (“ASC 805”). Acquisition accounting requires that the assets acquired and liabilities assumed be recorded at their respective estimated fair values at the date of acquisition. The excess purchase price over fair value of the net assets acquired is recorded as goodwill. In determining estimated fair values, we are required to make estimates and assumptions that affect the recorded amounts including, but not limited to, expected future cash flows, discount rates, remaining useful lives of long-lived assets, useful lives of identified intangible assets, replacement or reproduction costs of property and equipment and the amounts to be recovered in future periods from acquired net operating losses and other deferred tax assets. Our estimates in this area impact, among other items, the amount of depreciation and amortization, impairment charges in certain instances if the asset becomes impaired, and income tax expense or benefit that we report. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain.

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”), using the modified retrospective method. In accordance with ASC 606, the Company recognizes revenue when it transfers control of a promised good or service to a customer in an amount that reflects the consideration it expects to be entitled to in exchange for the good or service. The majority of the Company’s performance obligations are satisfied over-time as the Company (i) sells products with no alternative use to the Company and (ii) has an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date. Under the over-time revenue recognition model, revenue and gross profit are recognized over the contract period as work is performed based on actual costs incurred and an estimate of costs to complete and resulting total estimated costs at completion. In 2020, the Company corrected its application of ASC 606, which resulted in a restatement of its previously issued consolidated financial statements for 2018 and the first three quarters of 2019.

See Note 3, “Revenue”, for additional information regarding the Company's revenue recognition policy.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

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

Cash

The Company maintains its cash in six financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed these limits. As of December 31, 2020 and 2019, the Company had $6,024,418 and $4,020,203, respectively, of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly credit worthy.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances. The Company writes off accounts when they are deemed to be uncollectible.

Inventory

Inventories are reported at lower of cost or net realizable value using weighted average actual cost.

Property and Equipment

Property and equipment are recorded at cost.

Depreciation and amortization of property and equipment is provided by the straight-line method over the shorter of estimated useful lives of the respective assets or the life of the lease, for leasehold improvements.

Leases

The Company leases a building and equipment. Under ASC 842, at contract inception we determine whether the contract is or contains a lease and whether the lease should be classified as an operating or a finance lease. Operating leases are included in ROU assets and operating lease liabilities in our consolidated balance sheets.

ROU assets represent the Company's right to use an underlying asset during the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The determination of the length of lease terms is affected by options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The existence of significant economic incentive is the primary consideration when assessing whether the Company is reasonably certain of exercising an option in a lease. Both finance and operating lease ROU assets and liabilities are recognized at commencement date and measured as the present value of lease payments to be made over the lease term. As the interest rate implicit in the lease is not readily available for most of the Company's leases, the Company uses its estimated incremental borrowing rate in determining the present value of lease payments. The estimated incremental borrowing rate is derived from information available at the lease commencement date. The lease ROU asset recognized at commencement is adjusted for any lease payments related to initial direct costs, prepayments, and lease incentives.

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

On January 1, 2019, the Company recognized right of use assets and lease liabilities in the range of approximately $5.3 million to $5.9 million, respectively, on its consolidated balance sheet using an estimated incremental borrowing rate of 6%. At December 31, 2020 the Company has right of use assets and lease liabilities of approximately $4.1 million and $4.4 million respectively.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

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

Short-Term Debt

The fair value of the Company’s short-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Using this method, the fair value of the Company’s short-term debt was not significantly different than the stated value at December 31, 2020 and 2019.

Fair Value

At December 31, 2020 and 2019, the fair values of cash, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments.

	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt
Line of credit and long-term debt	$33,445,446	$33,445,446	$30,987,918	$30,987,918

We estimated the fair value of debt using market quotes and calculations based on market rates.

Loss Per Share

Basic loss per common share is computed using the weighted-average number of shares outstanding. Diluted loss per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. There were no incremental shares that were used in the calculation of diluted loss per common share in 2020 and 2019. Since the Company is in a loss position no incremental shares were used in the calculation of diluted loss per share since these shares would be considered anti-dilutive.

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU-2017-04). ASU 2017-04 is intended to simplify how all entities assess goodwill for impairment. This is accomplished by removing the requirement to determine the fair value of individual assets and liabilities in order to calculate a reporting unit’s “implied” goodwill. The goodwill impairment test consists of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

An entity may still perform the optional qualitative assessment for a reporting unit to determine if it is more likely than not that goodwill is impaired. However, the ASU 2017-04 eliminates the requirement to perform a qualitative assessment for any reporting unit with zero or negative carrying amount. The Company adopted ASU-2017-4 for the year ended December 31, 2020.

COVID-19

The outbreak of the COVID-19 coronavirus was declared a pandemic by the World Health Organization during our first quarter of 2020. During the latter part of our first quarter and subsequent to our quarter end, the COVID-19 pandemic grew, causing non-essential businesses to shut down and many people to observe the shelter-in-place directive from our state government. Our business and operations and the industries in which we operate have been impacted by public and private sector policies and initiatives in the U.S. to address the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote work. The COVID-19 pandemic has contributed to a general slowdown in the global economy, has adversely impacted the businesses of certain of our customers and suppliers, and, if it continues for an extended period of time, it could adversely impact our results of operations and financial condition. In response to the COVID-19 impact on our business, we have been and continue to actively mitigate costs and adjust production schedules. We have also been taking actions to preserve capital and protect the long-term needs of our businesses, including negotiating progress payments with our customers and reducing discretionary spending.

Liquidity

At December 31, 2020, our cash balance was $6,033,537 compared to $4,052,109 at December 31, 2019, an increase of $1,981,428. Our accounts receivable balance at December 31, 2020 decreased to $4,962,906 from $7,029,602 at December 31, 2019. At December 31, 2020, we had working capital of $12,309,372 compared to working capital of $13,851,719 at December 31, 2019.

On August 24, 2020, the Company entered into a Sixth Amendment (the "Sixth Amendment") to the BankUnited March 24, 2016 Credit Agreement. Under the Sixth Amendment, the parties amended the Credit Agreement by extending the maturity date of the Company's Revolving Loan and Term Loan to May 2, 2022 and making conforming changes to the repayment schedule of the Term Loan, by increasing the Term Loan $6.0 million and reducing the Revolving Loan by $6.0 million. The maturities of the Term Loan are included in the maturities of long-term debt. The BankUnited Facility, as amended by the Sixth Amendment, requires us to maintain the following financial covenants: (1) maintain a Fixed Cost (Debt Service) coverage ratio of no less than 1.5 to 1.0 at December 31, 2020 and no less than 1.25 to 1.0 for the trailing four quarter period at the end of each quarter thereafter; (2) maintain a minimum net income, after taxes, of no less than $1.00; (3) effective March 31, 2021, maintain a maximum leverage ratio at the end of each quarter for the trailing four quarter period of no more than 4.0 to 1.0; (4) maintain a minimum adjusted EBITDA at the end of each quarter of no less than $ million; and (5) maintain a minimum liquidity of $ million at all times. As of December 31, 2020, the Company was in compliance with all of the covenants contained in the BankUnited Facility. As of December 31, 2020 and December 31,2019, the Company had $20.7 million and $26.7 million outstanding under the BankUnited Line of Credit Facility.

Our working capital requirements can vary significantly, depending in part on the timing of new program awards and the payment terms with our customers and suppliers. We continue to work to obtain better payment terms with our customers, including accelerated progress payment arrangements, as well as exploring alternative funding sources. The Company currently has a shareholders' deficit and has experienced continuing losses from operations and negative cash flows from operations year to date that collectively represent significant risks to the Company to continue to operate as a going concern. To address these matters, the Company has a) negotiated a revised credit facility with BankUnited effective August 24, 2020, b) has in the fourth quarter exited an unprofitable program to avoid continuing cash losses c) obtained and is seeking additional progress payment and advance payment customer contract funding provisions, d) initiated new procedures to reduce investments in inventory and contract assets, e) remained focused on its military segment which has proven to be less susceptible to COVID-19 related impacts and f) maintained a strong (approximately $170 million) backlog of funded orders, 98% of which are for military programs. Based upon management's assessment of the identified significant risks and the execution of the plans described above, management believes that substantial risk does not exist as to whether the Company's liquidity and debt resources will be sufficient to meet its obligations as a going concern through a year and a day from the date these financial statements were available to be issued.

2.	BUSINESS COMBINATION

In December 2018, the Company completed the acquisition of WMI from Air Industries for a purchase price of $7.9 million, subject to a potential post-closing working capital adjustment. Of the purchase price, $2 million was placed in escrow at closing and was to be released after the completion of the working capital adjustment and for indemnification contingencies. Air Industries objected to the Company’s calculation of the post-closing working capital adjustment and rejected the determination of BDO USA, LLP (“BDO”), the independent accountant appointed by the parties to resolve the dispute. On September 27, 2019, the Company filed a notice of motion in the Supreme Court of the State of New York, County of New York, against Air Industries seeking, among other things, a judgment against Air Industries in the amount of approximately $4.1 million. In October 2019, Air Industries and the Company jointly authorized the release to the Company of approximately $619,000 from escrow, which represented the value of certain undisputed items. The remaining escrowed amount of approximately $1,381,000 is shown as restricted cash on the consolidated balance sheet. The additional disputed amount of approximately $2.1 million is not on the Company’s consolidated balance sheet due to the uncertainty of collection.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

The Company and Air Industries entered into a settlement agreement (“Settlement Agreement”) dated as of December 23, 2020, to resolve the post-closing working capital adjustment dispute in exchange for the release to the Company of the $1,381,000 cash remaining in escrow. Such amount was released from escrow to the Company on December 28, 2020. As part of the settlement agreement CPI agreed to give up the right to pursue the additional disputed working capital amount of approximately $2.1 million.

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

The contracts with the U.S. government typically are subject to the Federal Acquisition Regulation (FAR) which provides guidance on the types of costs that are allowable in establishing prices for goods and services provided under U.S. government contracts. The pricing for commercial contractors are based on the specific negotiations with each customer and any taxes imposed by governmental authorities are excluded from revenue. The transaction price is primarily comprised of fixed consideration as the customer typically pays a fixed fee for each product sold. The Company does not adjust the amount of revenue to be recognized under a customer contract for the effects of the time value of money when the timing difference between receipt of payment and transferring the good or service is less than one year.

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by contract type:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Aerostructure	$34,248,296	$41,921,232
Aerosystems	14,787,309	26,624,568
Kitting and Supply Chain Management	38,549,085	18,972,888
Total	$87,584,690	$87,518,688

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2020, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $170 million. This represents the amount of revenue the Company expects to recognize in the future on contracts with unsatisfied or partially satisfied performance obligations as of December 31, 2020. The Company estimates that it will recognize approximately 54% of this amount in fiscal year 2021, approximately 28% in fiscal year 2022 and the remainder in fiscal year 2023.

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

Revenue recognized for the year ended December 31, 2020, that was included in the contract liabilities balance as of January 1, 2020 was $3.6 million and as of January 1, 2019 was $5.2 million.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

5.	RECONCILIATION OF CASH AND RESTRICTED CASH

The following table provides a reconciliation of cash and restricted cash reported within the statement of cash flows that sum to the total of the same such amounts shown in the statement of cash flows:

	December 31, 2020	December 31, 2019
Cash	$6,033,537	$4,052,109
Restricted cash	—	1,380,684
Total cash and restricted cash shown in the statement of cash flow	$6,033,537	$5,432,793

6.	ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables as follows:

	December 31,
	2020	2019
Billed receivables	$5,226,468	$7,260,457
Less: allowance for doubtful accounts	(263,562)	(230,855)
Total accounts receivable, net	$4,962,906	$7,029,602

7.	INVENTORY

The components of inventory consisted of the following:

	December 31,
	2020	2019
Raw materials	$2,128,213	$881,761
Work in progress	3,512,572	1,916,209
Finished goods (Includes completed components)	3,927,136	3,093,416
Total inventory	$9,567,921	$5,891,386

8.	PROPERTY AND EQUIPMENT

	December 31,		Estimated
	2020	2019	Useful Life (years)
Machinery and equipment	$3,964,491	$3,829,592	5 to 7
Computer equipment	4,179,087	4,179,087	5
Furniture and fixtures	709,350	709,350	7
Automobiles and trucks	13,162	13,162	5
Leasehold improvements	2,585,762	2,573,874	Lesser of lease term or 10 years
Total gross property and equipment	11,451,852	11,305,065
Less accumulated depreciation and amortization	(8,930,110)	(8,022,126)
Total property and equipment, net	$2,521,742	$3,282,939

Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was $907,986 and $999,063, respectively.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

During the years ended December 31, 2020 and 2019, the Company acquired $134,900 and $399,800, respectively, of property and equipment under capital leases.

9.	INTANGIBLES AND GOODWILL

	December 31,
	2020	2019
Intangibles	$500,000	$500,000
Less: amortization of intangibles	(250,000)	(125,000)
Total intangibles, net	$250,000	$375,000

Goodwill	$1,784,254	$1,784,254

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

Amortization expense for the year ended December 31, 2020 and December 31, 2019 was $125,000 and $125,000 respectively.

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

On August 24, 2020, the Company entered into a Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement. Under the Sixth Amendment, the parties amended the Credit Agreement by extending the maturity date of the Company’s Revolving Loan and Term Loan to May 2, 2022 and making conforming changes to the repayment schedule of the Term Loan. The availability under the Revolving Note was permanently reduced by $6 million, to $24 million, and the outstanding principal amount on the Term Note was increased to approximately $7,933,000.

The BankUnited Facility, as amended by the Sixth Amendment, requires us to maintain the following financial covenants: (1) maintain a Fixed Cost (Debt Service) coverage ratio of no less than 1.5 to 1.0 at December 31, 2020 and no less than 1.25 to 1.0 for the trailing four quarter period at the end of each quarter thereafter; (2) maintain a minimum net income, after taxes, of no less than $1.00; (3) effective March 31, 2021, maintain a maximum leverage ratio at the end of each quarter for the trailing four quarter period of no more than 4.0 to 1.0; (4) maintain a minimum adjusted EBITDA at the end of each quarter of no less than $1 million; and (5) maintain a minimum liquidity of $3 million at all times. As of December 31, 2020, the Company was in compliance with all of the covenants contained in the BankUnited Facility, as amended.

As of December 31, 2020 and December 31,2019, the Company had $20.7 million and $26.7 million respectively outstanding under the BankUnited Facility.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

The BankUnited Facility is secured by all of the Company’s assets.

11.	LONG-TERM DEBT

As described above, in connection with the Sixth Amendment, the Company and BankUnited agreed to extend the maturity dates of the Revolving Loan and Term Loan to May 2, 2022 and make conforming changes to the repayment schedule of the Term Loan. The availability under the Revolving Note was permanently reduced by $6 million, to $24 million, and the outstanding principal amount on the Term Note was increased by $6 million to approximately $7,933,000. The BankUnited Facility, as amended by the Sixth Amendment, requires us to maintain the financial covenants described in the preceding note.

The Company paid to BankUnited, commitment and agent fees in the amount of $107,540 in 2020, together with out of pocket costs, expenses, and reasonable attorney’s fees incurred by BankUnited in connection with the Sixth Amendment. The Company paid to BankUnited, commitment and agent fees in the amount of $25,000 in 2019, together with out of pocket costs, expenses, and reasonable attorney’s fees incurred by BankUnited in connection with the Fifth Amendment. The Company has cumulatively paid approximately $596,000 of total debt issuance costs in connection with the BankUnited Facility of which approximately $84,000 is included in other assets at December 31, 2020.

On April 10, 2020, we entered into the Paycheck Protection Program (PPP) Loan, with BNB Bank (now part of Dime Community Bank) as the Lender, in an aggregate principal amount of $4,795,000, pursuant to the Paycheck Protection Program under the CARES Act. The PPP Loan is evidenced by the Note. Subject to the terms of the Note, the PPP Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of two years, and is unsecured and guaranteed by the Small Business Administration (SBA). The Note provides for customary events of default including, among other things, cross-defaults on any other loan with the Lender. The PPP Loan may be accelerated upon the occurrence of an event of default.

On November 2, 2020 the Company applied to the Lender for full forgiveness of the PPP Loan as calculated in accordance with the terms of the CARES Act, as modified by the Paycheck Protection Flexibility Act. We were notified by our lender that our application was accepted and forwarded to the SBA, from whom, we are currently awaiting a response. To date the lender has not requested payment of any interest or principal. All amounts are classified as current or long term in accordance with the Note terms.

The maturities of the long-term debt (excluding unamortized debt issuance costs) as of December 31, 2020, are as follows:

Year ending December 31,
2021	$6,501,666
2022	5,997,681
2023	136,433
2024	44,498
2025	26,483
Total	$12,706,761

Included in the long-term debt are financing leases and notes payable of $678,428 and $546,100 at December 31, 2020 and 2019, respectively, including a current portion of $255,833 and $384,619, respectively.

12.	LEASES

The Company leases a building and equipment. Under ASC 842, at contract inception we determine whether the contract is or contains a lease and whether the lease should be classified as an operating or a financing lease. Operating leases are included in ROU assets and operating lease liabilities in our consolidated balance sheets.

The Company leases manufacturing and office space under an agreement classified as an operating lease. The lease agreement expires on April 30, 2023 and does not include any renewal options. The agreement provides for an initial monthly base amount plus annual escalations through the term of the lease. In addition to the monthly base amounts in the lease agreement, the Company is required to pay real estate taxes and operating expenses during the lease terms.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

The Company also leases office equipment in agreements classified as operating leases.

For the years ended December 31, 2020, and 2019 the Company’s operating lease expense was $1,625,539 and $1,761,374, respectively.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2020 were as follows:

Year ending December 31,

2021	$1,964,815
2022	1,946,746
2023	657,667
2024	8,349
2025	—
Total undiscounted operating lease payments	4,577,577
Less imputed interest	(221,191)
Present value of operating lease payments	$4,356,386

The following table sets forth the ROU assets and operating lease liabilities as of December 31, 2020 and 2019:

	2020	2019
Assets
ROU Assets	$4,075,048	$3,886,863

Liabilities
Current operating lease liabilities	$1,819,237	$1,709,153
Long-term operating lease liabilities	2,537,149	2,596,784
Total ROU liabilities	$4,356,386	$4,305,937

The right-of-use assets under financing leases was $4,075,048 and $3,024,852 at December 31, 2020 and 2019, respectively. Accumulated depreciation of assets under financing leases was approximately $517,091 and $1,868,377 at December 31, 2020 and 2019, respectively.

The Company’s weighted average remaining lease term for its operating leases is 2.3 years.

13.	INCOME TAXES

We account for income taxes in accordance with ASC 740 Income Taxes. ASC 740 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences or events that have been recognized in our consolidated financial statements or tax returns. ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in the consolidated financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the consolidated financial statements recognition and measurement of a tax position taken, or expected to be taken, in a tax return.

The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. The 2014 tax return was under audit by the IRS and the Company has received notification that the returns will be accepted as filed. The Company generally is no longer subject to U.S. or state examinations by tax authorities for taxable years prior to 2017. However, net operating losses utilized from prior years in subsequent years’ tax returns are subject to examination until three years after the filing of subsequent years’ tax returns. The statute of limitations expiration in foreign jurisdictions for corporate tax returns generally ranges between two and five years depending on the jurisdiction.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

The provision (benefit) for income taxes consists of the following:

Year ended December 31,	2020	2019
Current:
Federal	$(57,788)	$—
State	4,288	3,877
Deferred:
Federal	—	—
State	—	—
Total	$(53,500)	$3,877

The difference between the income tax provision computed at the federal statutory rate and the actual tax provision (benefit) is accounted for as follows:

December 31,	2020	2019
Taxes computed at the federal statutory rate	$(288,527)	$(1,012,457)
State income tax, net	3,387	3,890
Research and development tax credit	(210,374)	(180,813)
Change in valuation allowance	393,599	1,127,573
Other	59,242	10,870
Refund from IRS audit	(57,788)	—
Permanent differences	46,961	54,814
Provision (benefit) for income taxes	$(53,500)	$3,877

The components of deferred income tax assets and liabilities are as follows:

Deferred Tax Assets:	2020	2019
Allowance for doubtful accounts	$56,884	$50,100
Credit carryforwards	1,758,809	1,435,543
Inventory reserve	307,456	423,605
Restricted stock	189,072	87,976
Other	18,654	15,237
Acquisition costs	93,063	100,774
Lease liability	940,230	934,463
Disallowed interest expense	891,345	791,785
Net operating loss carryforward	20,886,666	21,058,838
Deferred tax assets	25,142,179	24,898,321

Valuation allowance	(21,608,803)	(21,213,040)

Deferred Tax Liabilities:
Prepaid expenses	115,437	114,738
Revenue recognition	2,086,045	2,133,348
Property and equipment	452,384	593,678
Right of use asset	879,510	843,517
Deferred tax liabilities	$3,533,376	$3,685,281
Net deferred tax assets (liabilities)	$—	$—

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

As of December 31, 2020, the Company had approximately $92.1 million of gross net operating loss carryforwards (“NOLs”) for federal tax purposes and approximately $38.4 million of post apportionment NOLs for state tax purposes. As a result of the Tax Cuts and Jobs Act of 2017 and the Coronavirus Aid, Relief, and Economic Security Act of 2020, NOLs arising before January 1, 2018, and NOLs arising after January 1, 2018, are subject to different rules. Our pre-2018 NOLs totaled approximately $78.8 million; these NOLs will expire in varying amounts from 2030 through 2039, if not utilized, and can offset 100% of future taxable income for regular tax purposes. Our NOLs arising in 2018, 2019 and 2020 can generally be carried back five years, carried forward indefinitely and can offset 100% of future taxable income for tax years before January 1, 2021 and up to 80% of future taxable income for tax years after December 31, 2020. Any NOLs arising on or after January 1, 2021, cannot be carried back, can generally be carried forward indefinitely and can offset up to 80% of future taxable income. The federal NOLs begin to expire in 2034; losses generated in 2018 and forward have an indefinite life. The state NOLs begin to expire in 2034.

Our ability to fully recognize the benefits from our NOLs is dependent upon our ability to generate sufficient income prior to their expiration. In addition, our NOL carryforwards may be limited if we experience an ownership change as defined by Section 382 of the Internal Revenue Code (“Section 382”). In general, an ownership change under Section 382 occurs if 5% shareholders increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a relevant lookback period. For the year ended December 31, 2020 we have determined that no ownership change occurred during the relevant lookback period that would limit our ability to use our NOLs, however the sale of additional equity securities in the future may trigger an ownership change under IRC Section 382 which could significantly limit our ability to utilize our tax benefits. The Company will recognize a tax benefit in the consolidated financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50%) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes.

The provision for income tax benefit for the year ended December 31, 2020 was ($53,500), an effective tax rate of 3.09%. The tax consists of a refund received from the 2014 NOL carryback claim and state minimum taxes. In February 2019, the Company received information that the net operating loss carryback that was utilized in 2014 was under examination and could possibly be partially disallowed by the Internal Revenue Service (“IRS”). This adjustment was an issue of timing of the loss and had no income tax provision effect. In June 2020, the Company received a letter from the IRS stating that the returns will be accepted as filed. In September 2020, the Company received additional refunds related to the tax years under examination. The examination is now closed and there is no uncertain tax position recorded for this item.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted and signed into law, and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act, among other things, includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act, including, permitting net operating losses, or NOLs, carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act provides other reliefs and stimulus measures. We have evaluated the impact of the CARES Act, and do not expect that any provision of the CARES Act would result in a material cash benefit to us or have a material impact on our financial statements or internal controls over financial reporting.

14.	STOCK BASED COMPENSATION NEEDS UPDATE

The Company accounts for stock-based compensation based on the fair value of the stock or stock-based instrument on the date of grant. The Company’s net loss for the years ended December 31, 2020 and 2019, includes approximately $711,000 and $763,000 of stock based compensation expense, respectively, for the grant of RSUs and shares.

In January 2020, the Company granted 73,551 restricted stock units (“RSUs”) to its board of directors as partial compensation for the 2020 year. RSUs vest quarterly on a straight-line basis over a one-year period.  In August 2020, the Company granted 2,617 RSUs to one of its board members as partial compensation for the 2020 year. In October 2020, the company granted 949 shares of common stock to one of its board members as partial compensation for the 2020 year. In November 2020, the Company granted 5,758 shares of common stock to one of its board members as partial compensation for the 2020 year. In January 2019, the Company granted 75,353 RSUs to its board of directors as partial compensation for the 2019 year. In April 2019, the Company granted 6,677 RSUs to one of its board members as partial compensation for the 2019 year. In June 2019, a board member retired and 6,596 of his unvested RSUs were forfeited. In June 2019, two board members were granted an additional 2,725 RSUs as partial compensation for the 2019 year. RSUs vest quarterly on a straight-line basis over a one-year period. The Company’s net loss for the years ended December 31, 2020 and 2019 includes approximately $532,000 and $498,000, respectively, of non-cash compensation expense related to the RSU grants to the board of directors. This expense is recorded as a component of selling, general and administrative expenses.

In February 2020, a former CFO forfeited 10,000 RSU’s upon his resignation. In August 2020, the Company granted 84,383 RSU’s to various officers and employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2024 based upon the service and performance thresholds. In August 2020, the Company granted 9,346 RSU’s to an employee. The shares will be fully vested August 26, 2021. In August 2020, 66,242 of the RSU’s granted in 2016, 2017, 2018 and 2019, respectively, were forfeited because the Company failed to achieve certain performance criteria for the year ended December 31, 2019.

In April 2019, the Company granted 94,972 shares of common stock to various officers and employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2023 based upon the service and performance thresholds. Additionally 29,306 of the shares granted in 2016, 2017 and 2018, were forfeited because the Company failed to achieve certain performance criteria for the year ended December 31, 2018. Employees returned 9,806 common shares to pay withholding taxes. The Company granted 4,950 shares of common stock to various employees. In November 2019, 38,906 shares were forfeited as a result of the termination of employment of an officer. In December 2019, the Company granted 10,000 RSU’s to the new CFO.

The Company’s net loss for the years ended December 31, 2020 and 2019 includes approximately $179,000 and $265,000 respectively, of non-cash compensation expense related to the RSU grants to the officers and employees. This expense is recorded as a component of cost of goods sold of approximately $57,000 and $79,000 respectively, and as a component of selling, general and administrative expenses of approximately $122,000 and $186,000 respectively.

During the year ended December 31, 2019, 35,000 stock options were exercised, pursuant to the provisions of the stock option plan, where the Company received no cash and 34,478 shares of its common stock in exchange for the 35,000 shares issued in the exercise. There were no stock options outstanding as of December 31, 2019.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

In 2009, the Company adopted the Performance Equity Plan 2009 (the “2009 Plan”). The 2009 Plan reserved 500,000 common shares for issuance. The 2009 Plan provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company. The Company has 46,230 shares available for grant under the 2009 Plan as of December 31, 2020.

In 2016, the Company adopted the 2016 Long Term Incentive Plan (the “2016 Plan”). The 2016 Plan reserved 600,000 common shares for issuance, provided that, no more than 200,000 common shares be granted as incentive stock options. Awards may be made or granted to employees, officers, directors and consultants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Any shares of common stock granted in connection with awards other than stock options and stock appreciation rights are counted against the number of shares reserved for issuance under the 2016 Plan as one and one-half shares of common stock for every one share of common stock granted in connection with such award. Any shares of common stock granted in connection with stock options and stock appreciation rights are counted against the number of shares reserved for issuance under the 2016 Plan as one share for every one share of common stock issuable upon the exercise of such stock option or stock appreciation right awarded. In the fourth quarter of 2020 the company added 800,000 shares to the plan. The Company has 797,993 shares available for grant under the 2016 Plan as of December 31, 2020.

15.	EMPLOYEE BENEFIT PLAN

On September 11, 1996, the Company’s board of directors instituted a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Code”). On October 1, 1998, the Company amended and standardized its plan as required by the Code. Pursuant to the amended plan, qualified employees may contribute a percentage of their pretax eligible compensation to the Plan and the Company will match a percentage of each employee’s contribution. Additionally, the Company has a profit-sharing plan covering all eligible employees. Contributions by the Company are at the discretion of management. The amount of contributions recorded by the Company in 2020 and 2019 amounted to $288,553 and $412,990, respectively.

16.	MAJOR CUSTOMERS

For the year ended December 31, 2020, 35%, 11%, 11% and 9% of our revenue were generated from our four largest customers. For the year ended December 31, 2019, 28%, 18%, 13% and 12% of our revenue were generated from our four largest customers.

At December 31, 2020, 29%, 24% 15% and 13% of accounts receivable were due from our four largest customers. At December 31, 2019, 29%, 24%,, 13% and 12% of accounts receivable were due from our four largest customers.

At December 31, 2020, 39%, 20%, 12% and 9% of our contract assets were related to our four largest customers. At December 31, 2019, 50%, 12%, 11%, and 7% of our contract assets were related to our four largest customers.

17.	LEGAL PROCEEDINGS

Class Action Lawsuit

As previously disclosed, a consolidated class action lawsuit has been filed against the Company, Douglas McCrosson, the Company’s Chief Executive Officer, Vincent Palazzolo, the Company’s former Chief Financial Officer, and the two underwriters of the Company’s October 16, 2018 offering of common stock, Canaccord Genuity LLC and B. Riley FBR. The Amended Complaint in the action asserts claims on behalf of two plaintiff classes, (i) purchasers of the Company’s common stock issued pursuant to and/or traceable to the Company’s offering conducted on or about October 16, 2018; and (ii) purchasers of the Company’s common stock between March 22, 2018 through February 14, 2020. The Amended Complaint alleges that the defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act by negligently permitting false and misleading statements to be included in the registration statement and prospectus supplements issued in connection with its October 16, 2018 securities offering. The Amended Complaint also alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated by the SEC, by making false and misleading statements in the Company’s periodic reports filed between March 22, 2018 through February 14, 2020. Plaintiffs seek unspecified compensatory damages, including interest; rescission or a rescissory measure of damages; unspecified equitable or injunctive relief; and costs and expenses, including attorney’s fees and expert fees.  On February 19, 2021, the Company moved to dismiss the Amended Complaint.  Plaintiffs’ opposition to the motion to dismiss is due on April 23, 2021, and the Company’s reply is due on May 24, 2021.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Shareholder Derivative Actions

Two shareholder derivative actions have been filed against current members of our board of directors and certain of our current and former officers. The first action was filed in the United States District Court for the Eastern District of New York, and purports to assert derivative claims against the individual defendants for violations of Section 10(b) and 21(d) of the Exchange Act and breach of fiduciary duty, unjust enrichment, and contribution, and seeks to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct. The second action was filed in the Supreme Court of the State of New York (Suffolk County), purports to assert derivative claims against the individual defendants for breach of fiduciary duty and unjust enrichment, and seeks to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct, along with declaratory, equitable, injunctive and monetary relief, as well as attorneys’ fees and other costs. Both derivative actions are based substantially on the same facts alleged in the class action complaint summarized above, and both cases have been stayed pending resolution of the motion to dismiss in the class action.

On November 10, a third shareholder derivative action was filed against current and former members of our board of directors, and certain of our current and former officers, in the United States District Court for the Eastern District of New York. The complaint, which is based on the shareholder’s inspection of certain corporate books and records, purports to assert derivative claims against the individual defendants for breach of fiduciary duty and unjust enrichment, and seeks to implement reforms to the Company’s corporate governance and internal procedures and to recover on behalf of the Company an unspecified amount of monetary damages.  Defendants’ deadline to answer or otherwise move against the complaint is April 5, 2021.

While the outcome of any litigation is inherently uncertain and the class action and derivative lawsuits are each still at an early stage, the Company and its officers and directors intend to vigorously defend against the claims and believe the claims are without merit.

SEC Investigation

As previously disclosed, on May 22, 2020, the Company received a subpoena from the Securities and Exchange Commission (the “Commission”) Division of Enforcement (the “Division”) seeking documents and information relating, among other things, to previously disclosed errors in and restatement of the Company’s financial statements, the Company’s October 16, 2018 equity offering and the recent separation of the Company’s former Chief Financial Officers. By letter dated March 12, 2021 and received on March 16, 2021, the Division Staff notified the Company that the Division has concluded its investigation and, based on the information the Division has as of such date, it does not intend to recommend an enforcement action by the Commission against the Company. The Division’s notice was provided under the guidelines described in the final paragraph of Securities Act Release No. 5310 which states in part that the notice “must in no way be construed as indicating that the party has been exonerated or that no action may ultimately result from the staff’s investigation.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2021	CPI AEROSTRUCTURES, INC.
(Registrant)

	By:	/s/ Thomas Powers
Thomas Powers Acting Chief Financial Officer and Secretary (Principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Terry Stinson	Chairman of the Board of	April 15, 2021
Terry Stinson	Directors

/s/Carey Bond	Vice Chairman of the Board of Directors	April 15, 2021
Carey Bond

/s/ Douglas McCrosson	Chief Executive Officer and	April 15, 2021
Douglas McCrosson	President (Principal Executive Officer)

/s/ Thomas Powers	Acting Chief Financial Officer and Secretary	April 15, 2021
Thomas Powers	(Principal Financial and Accounting Officer)

/s/ Walter Paulick	Director	April 15, 2021
Walter Paulick

/s/ Eric Rosenfeld	Director	April 15, 2021
Eric Rosenfeld

/s/ Michael Faber	Director	April 15, 2021
Michael Faber

/s/ Richard Caswell	Director	April 15, 2021
Richard Caswell