Form 10-K/A
period 2020-12-31
CPI AEROSTRUCTURES INC
filed 2021-11-24
CIK 889348

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

Yes   ☐   No   ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

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

Yes  ☐     No  ☒

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on the NYSE American on June 30, 2021 of $3.55) held by non-affiliates of the registrant was $38,647,281.

As of November 17, 2021, the registrant had 12,312,347 shares of common stock, $.001 par value, outstanding.

Documents Incorporated by Reference:

None.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

FORM 10-K/A (Amendment No. 1)

ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

EXPLANATORY NOTE

Overview

CPI Aerostructures, Inc. (“CPI Aero”, the “Company”, “we”, “our” and similar terms) is filing this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Comprehensive Form 10-K/A”) to amend and restate certain items presented in our (i) Annual Report on Form 10-K for the year ended December 31, 2020 which was initially filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2020 (the “Original Form 10-K”) and (ii) Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020, which were initially filed with the SEC on September 30, 2020, November 16, 2020 and November 17, 2020, respectively (the “Original Forms 10-Q”).

This Comprehensive Form 10-K/A contains our audited restated annual financial statements as of and for the years ended December 31, 2020 and 2019, as well as our unaudited restated quarterly financial statements as of and for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020, as more fully explained below.

This Comprehensive Form 10-K/A includes a restatement of our (i) consolidated balance sheets as of December 31, 2020 and 2019, and the related consolidated statements of operations, cash flows and shareholders’ deficit for the years then ended, and (ii) consolidated balance sheets and statements of shareholders’ deficit as of March 31, 2020, June 30, 2020 and September 30, 2020, the related consolidated statements of operations for the three months ended March 31, 2020, the three and six months ended June 30, 2020 and the three and nine months ended September 30, 2020, and the consolidated statements of cash flows for the three, six and nine month periods ended March 31, 2020, June 30, 2020 and September 30, 2020, respectively, contained in Part II, Item 8, Financial Statements and Supplementary Data. This Comprehensive Form 10-K/A also includes amendments to (1) Part I, Item 1 Business, (2) Part I, Item 1A, Risk Factors, (3) Part I, Item 3, Legal Proceedings, (4) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the years ended December 31, 2020 and December 31, 2019 and to reflect the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020, (5) management’s determinations with respect to disclosure controls and procedures and internal control over financial reporting for the year ended December 31, 2020 contained in Part II, Item 9A, “Controls and Procedures” and (6) the Chief Executive Officer and Chief Financial Officer certifications in Exhibits 31.1, 31.2, and 32.1 and the financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101. We have also included the disclosures required to be included in Part III of this Comprehensive Form 10-K/A. Other than as described above, this Comprehensive Form 10-K/A does not reflect adjustments for events occurring after the filing of the Original Form 10-K or the Original Forms 10-Q except to the extent that they are otherwise required to be included and discussed herein.

See below and Part II, Item 8, Note 17, “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements included in this Comprehensive Form 10-K/A, for a detailed discussion of the effect of the restatement on the previously issued financial statements as of and for the periods ended December 31, 2020, December 31, 2019, March 31, 2020, June 30, 2020 and September 30, 2020.

For the convenience of the reader, we have included all items in this Comprehensive Form 10-K/A which supersedes in its entirety the Original Form 10-K.

Background on the Restatement

As previously reported, on June 4, 2021, the audit and finance committee (the “Audit and Finance Committee”) of the board of directors of CPI Aerostructures, Inc. (the “Company”), determined, based on the recommendation of management and in consultation with CohnReznick LLP (“CohnReznick”), the Company’s independent registered public accounting firm, that the Company’s financial statements which were included in its Annual Report on Form 10-K for the year ended December 31, 2020 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020, and September 30, 2020 as filed with the Securities and Exchange Commission (the “SEC”) should no longer be relied upon due to errors in such financial statements relating to the recording and reporting of inventory costing and related internal controls (the “Inventory Costing Errors”) and that management’s reports on the effectiveness of internal control over financial reporting, press releases, and investor communications describing the Company’s financial statements for such periods should no longer be relied upon. The Company’s management identified the Inventory Costing Errors during its inventory testing procedures for the preparation of the Company’s financial statements for the quarterly period ended March 31, 2021. At the time of the June 2021 disclosure, the Company estimated and disclosed that the Inventory Costing Errors were expected to increase 2020 net loss reported on the Annual Report on Form 10-K for the year ended December 31, 2020 by $1.9 million to $2.3 million. The Company has now determined that the Inventory Costing Errors increased 2020 net loss by $2,010,084.

The correction of the Inventory Costing Errors resulted in the determination that certain contracts were in a loss position and certain inventory items required additional reserves. The Company re-evaluated the sufficiency of its provisions for loss contracts and inventory reserves that it had previously recorded and concluded that increases to these reserves were required. The insufficient reserves resulting from such reserve increases are referred to as “Additional Inventory Reserves” and “Loss Contract Reserve” and are together referred to as the “Insufficient Reserves.” It was further determined by management that the appropriate starting point for increasing the Insufficient Reserves was during the fourth quarter of 2019.

On November 16, 2021, the Audit and Finance Committee determined, based on the analysis and recommendation of management and in consultation with CohnReznick, that the Company’s financial statements as of and for the period ended December 31, 2019 which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 should no longer be relied upon due to errors in such financial statements relating to the recording and reporting of the Insufficient Reserves, that, similarly, management’s reports on the effectiveness of internal control over financial reporting, press releases, and investor communications describing the Company’s financial statements for such period should no longer be relied upon, and stated that the Company expected to restate its Annual Report on Form 10-K for the years ended December 31, 2020 and December 31, 2019, and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020, and September 30, 2020 as filed with the SEC (the “Original Forms 10-Q”) by filing a comprehensive Form 10-K/A.

The Company, upon conducting an analysis of the impact of the Insufficient Reserves on previously reported financial results, determined that net loss for the years ended December 31, 2020 and 2019 is $324,231 and $2,189,728, respectively, greater than the net loss reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Considering both the Inventory Costing Errors and the Insufficient Reserves, the Company determined that the net loss for the years ended December 31, 2020 and 2019 is $2,334,315 and $2,300,083, respectively, greater than the net loss reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and net loss for the quarters ended March 31, 2020, June 30, 2020 is $544,836 and $763,730, respectively, greater than the net loss reported in the respective Quarterly Reports on Form 10-Q for such periods and the net income for the quarter ended September 30, 2020 is $24,556 more than the net income reported in the Quarterly Report for such period.

The Inventory Costing Errors resulted from software processing and coding errors, inconsistent units of measure being used for quantities ordered and quantities received of certain purchased parts, incorrect accruals to accounting periods of the cost of certain goods received and the Company not having a procedure to address over or under absorbed overhead costs at the end of accounting periods. The Inventory Costing Errors affected the income reported with respect to the Company’s product lines for which revenue is recognized when a product ships to customers, which accounted for approximately 15% of total 2020 revenue (the “Non-POC Contracts”). The Inventory Costing Errors did not affect income reported with respect to the Company’s products for which revenue is recognized over time using percentage of completion accounting (the “POC Contracts”). The Loss Contract Reserve and the Additional Inventory Reserves also only affect the income reported with respect to the Company’s Non-POC Contracts, and do not affect the income reported with respect to the Company’s POC Contracts. The Inventory Costing Errors and the Insufficient Reserves did not affect either prior reported revenue or cash flow for fiscal 2020 and 2019.

Management has considered the effect of the Inventory Costing Errors and the Insufficient Reserves on the Company’s prior conclusions of the adequacy of its internal control over financial reporting and disclosure controls and procedures as of the end of each of the applicable periods. As a result of the Inventory Costing Errors and the Insufficient Reserves, management has determined that a material weakness existed in the Company’s internal control over financial reporting as of the end of the quarterly periods ended March 31, 2020, June 30, 2020, September 30, 2020 and for the years ended December 31, 2020 and 2019. See Part II Item 9A – Controls and Procedures within this Comprehensive Form 10-K/A for a description of these matters.

As a result of the restatement included herein caused by the Inventory Costing Errors and Insufficient Reserves, the Company is reporting herein net loss for the years ended December 31, 2020 and December 31, 2019 which is $2,334,315 and $2,300,083, respectively, greater than the net loss reported in the Original Form 10-K and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and 2019, net loss for the quarters ended March 31, 2020 and June 30, 2020 which is $544,836 and $763,730, respectively, greater than the net loss reported in the respective Original Forms 10-Q, and net income for the quarter ended September 30, 2020 which is $24,556 greater than the net income reported in the Original Form 10-Q. The Inventory Costing Errors and the Insufficient Reserves did not affect reported revenue or cash flows for the years ended December 31, 2020 or December 31, 2019, or for the quarters ended March 31, June 30 and September 30, 2020.

FORWARD LOOKING STATEMENTS

This Comprehensive Form 10-K/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Comprehensive Form 10-K/A and in future filings by us with the Securities and Exchange Commission (“SEC”), the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. There can be no assurance that future developments will be those that have been anticipated. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Further, such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in “Item 1A: Risk Factors” included in this Comprehensive Form 10-K/A. We have no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

You should read the financial information set forth below in conjunction with our consolidated financial statements and notes thereto.

PART I

Item 1. BUSINESS

General

CPI Aerostructures, Inc., including its wholly owned subsidiaries (“CPI Aero”, the “Company”, “us” or “we”) is a manufacturer of structural assemblies, integrated systems, and kitted components for the international aerospace and defense (“A&D”) markets. Our products are generally used by customers in the production of fixed wing aircraft, helicopters, electronic warfare (“EW”) systems, intelligence, surveillance, and reconnaissance (“ISR”) systems, missiles, and other sophisticated A&D products. We are primarily a Tier 1 supplier to Original Equipment Manufacturers (“OEMs”). We are also a Tier 2 supplier to larger Tier 1 manufacturers and a prime contractor to the U.S. Department of Defense (“DOD”), primarily the U.S. Air Force (“USAF”). Our products are used by OEMs within both commercial aerospace and national security end markets. In addition to our assembly operations, we provide manufacturing engineering, program management, supply chain management, kitting and maintenance repair and overhaul (“MRO”) services.

Our OEM customers in the defense sector include leading prime defense contractors such as:

●	Lockheed Martin Corporation - we provide products used in the production of Lockheed Martin Corporation’s (“Lockheed Martin”) F-35 Joint Strike Fighter and an international variant of the F-16 Falcon. We also provide structural assemblies to Sikorsky, a Lockheed Martin company (“Sikorsky”), for many of their military helicopter platforms including the UH-60 BLACK HAWK©, CH-53E, and a special purpose helicopter;

●	Raytheon Technologies Corporation - we provide products to three business divisions of Raytheon Technologies Corporation (“Raytheon”): Intelligence and Space (the Next Generation Jammer – Mid-Band pod), Missile Systems (wing), and Integrated Defense Systems (Evolved Sea Sparrow missile launcher controller);

●	The Boeing Company - we provide critical wing structure for The Boeing Company’s (“Boeing”) A-10 re-wing program and welded structure for the CH-47 Chinook; and

●	Northrop Grumman Corporation – we provide structural components and kits for the Northrop Grumman Corporation (“NGC”) E-2D Advanced Hawkeye, various integrated radar and laser pod structures, and welded fluid tanks for a classified program.

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

Our OEM customers in the civil aviation market include:

●	Embraer Executive Jets – we provide engine inlet assemblies for the Phenom 300 business jet; and

●	Gulfstream Aircraft Company– we provide a critical structure used to produce the wing of Gulfstream Aircraft Company’s flagship G650 large business jet and derivative models such as the G650ER.

10% and 21% of our revenue in 2020 and 2019, respectively, were generated by commercial contract sales.

CPI Aero also is a prime contractor to the DOD, primarily through contracts directly with the USAF and the Defense Logistics Agency (“DLA”). 10% and 7% of our revenue in 2020 and 2019, respectively, were generated by direct government sales.

CPI Aero has over 40 years of experience as a contractor. Our team possesses extensive technical expertise and program management and integration capabilities. Our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products.

We maintain a website located at www.cpiaero.com. Our corporate filings, including our Annual Report on Form 10-K and Form 10-K/A, our Quarterly Reports on Form 10-Q and Forms 10-Q/A, our Current Reports on Form 8-K, our proxy statements and reports filed by our officers and directors under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any amendments to those filings, are available, free of charge, on our website as soon as reasonably practicable after we electronically file such material with the SEC. The contents of our website are not incorporated in or otherwise to be regarded as a part of this Comprehensive Form 10-K/A.

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

ALQ-249 Next Generation Jammer – Mid-Band Pod (NGJ-MB): The Raytheon NGJ-MB pod is an external jamming pod that will disrupt and degrade enemy aircraft and ground radar and communication systems and will replace the ALQ-99 system on the U.S. Navy's EA-6B Growler carrier-based electronic warfare aircraft. The U.S. Navy plans to install these pods on 138 EA-18G Growlers during the production phase. There are two pods per aircraft. Raytheon received a $1 billion sole source contract from the U.S. Navy in April 2016, and CPI Aero has a contract with Raytheon to assemble the pod structural housing and air management system (“AMS”). In 2019, Raytheon authorized CPI Aero to begin production of pod structures and air management system components for the System Demonstration and Test Article (“SDTA”) phase of the NGJ-MB program. All SDTA pods and AMS components are expected to ship during 2021. CPI Aero estimates the value of the NGJ-MB program through the SDTA phase to be approximately $60 million. On November 16, 2021 the Company announced it was authorized by Raytheon to start the production phase of the program. We believe that the total value of the NGJ-MB program through production will be in excess of $210 million through 2030.

A-10 Thunderbolt II “Warthog”: The Boeing A-10 Thunderbolt II, also known as the Warthog, is a twin-engine aircraft that provides close-air support of ground forces and employs a wide variety of conventional munitions including general-purpose bombs. The simple, effective and survivable single-seat aircraft can be used against all ground targets, including tanks and other armored vehicles. On August 21, 2019, Boeing announced an award from the USAF with a maximum contract value of $999 million to manage the production of up to 112 new wing sets and spares kits for A-10 aircraft. The USAF ordered 27 wing sets immediately at contract award. In 2019, CPI Aero announced the receipt of an Indefinite Delivery/Indefinite Quantity (IDIQ) contract with a maximum ceiling value of $48 million from Boeing for structural assemblies for the A-10. Under the terms of the IDIQ contract, CPI Aero will manufacture major structural subassemblies of the A-10 aircraft’s wing. The Company also announced that it has received initial purchase orders under the IDIQ contract valued at approximately $6 million for the production of four shipsets of assemblies and associated program start-up costs. In May 2020, CPI Aero announced the receipt of additional purchase orders totaling approximately $14 million from Boeing.

F-35 Lightning II: The Lockheed Martin F-35 Lightning II is a family of single-seat, single-engine, all-weather stealth multirole fighters designed to perform ground attack, aerial reconnaissance, and air defense missions. The DOD plans to acquire over 2,400 F-35's by 2034 and 11 other countries also have plans to acquire the aircraft. The Company has two significant contracts for products used on the F-35. In 2015, CPI Aero was awarded a multi-year contract to supply four different lock assemblies for the arresting gear door on the F-35A CTOL. CPI Aero made its first delivery under that contract in May 2017. In 2018, the Company received a new long-term agreement value at approximately $8 million for lock assemblies to be delivered between 2020 and 2024. In November 2017, CPI Aero was awarded an additional $15.8 million multi-year contract to manufacture canopy activation drive shaft assemblies for the F-35A, F-35B, and F-35C aircraft.

UH-60 “BLACK HAWK”: The Sikorsky UH-60 BLACK HAWK helicopter is the leader in multi-mission-type-aircraft. Among the mission configurations its serves are troop transport, medical evacuation, electronic warfare, attack, assault support and special operations. More than 3,000 BLACK HAWK helicopters are in use today, operating in 29 countries. CPI Aero and its WMI subsidiary manufacture several different structural assemblies, including welded structure, for the BLACK HAWK helicopter. The majority of CPI Aero’s contracts for the BLACK HAWK are as a Tier 1 supplier to Sikorsky. The Company also is a Tier 2 supplier to GKN Aerospace for ultimate use on the BLACK HAWK. In 2017, CPI Aero received an approximate $21 million long-term agreement through 2022 for the production of fuel panel assemblies, work it has performed for Sikorsky since 2010. Also in 2017, the Company received an $8 million long-term agreement through 2022 to manufacture machine gunner window assemblies, continuing work it has performed since 2010. More recently, since October 2018, CPI Aero has received multiple purchase orders totaling $22 million for Hover Infrared Suppression System (HIRSS) module assemblies for use as spares on older variants of the UH-60 BLACK HAWK helicopter. The HIRSS is a defensive countermeasures system that is integral to the survival of the UH-60 Black Hawk by reducing the opportunity for an infrared-seeking threat system to acquire, lock onto, track, and destroy the helicopter. In May 2021, the Company announced receiving a multi-year contract valued at up to $17.2 million for the overhaul and repair (O&R) of outboard stabilator assemblies in support of the Sikorsky MH-60 SEAHAWK.

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

Undisclosed Vehicle: In 2018 the Company received an initial purchase order from Raytheon Missile Systems Company, a subsidiary of Raytheon, to manufacture structural assemblies on an undisclosed vehicle. In 2019, CPI Aero completed the initial order and in January 2021, CPI Aero announced a subsequent purchase order to manufacture additional units. The undisclosed vehicle is currently under development. Terms of the order will not be disclosed.

Undisclosed Pod Structure: In 2019, the Company received an initial purchase order from Raytheon to manufacture pod structures for an undisclosed application. The value of the order was approximately $2.3 million for manufacturing engineering service, development of assembly tooling and the production of the prototypes. The undisclosed pod structure is currently under development. In October 2021, the Company announced Raytheon awarded an approximate $6 million contract modification that changes the scope of work the Company would perform and increases the quantity of pods to be produced. .

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

T-38 Pacer Classic III, Phase 3 and TRIM: In July 2019, the Company announced a new $65.7 million IDIQ contract from the USAF for the final phase of PC III as well as TRIM. The TRIM program is a separate USAF structural modification effort that will extend the structural service life of T-38A and T-38 model types, as well as, T-38C models that were not modified during PC III. Through December 31 2020, the Company has received orders valued at approximately $15.3 million for the PC III, Phase 3 and TRIM programs. In 2021, the Company announced it had received three separate orders for additional requirements valued at $16.2 million, bringing total orders under this long term contract to approximately $31.5 million.

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

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Funded backlog consists of aggregate funded values under such contracts and purchase orders, excluding the portion previously included in operating revenues pursuant to Accounting Standards Codification Topic 606 (“ASC606”). Unfunded backlog is the estimated amount of future orders under the expected duration of the program. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts.

The total backlog at December 31, 2020 is primarily comprised of long-term programs with Raytheon (NGJ-MB), Northrop Grumman (E-2D), USAF (T-38), Boeing (A-10), and Embraer (Phenom 300). Funded backlog is primarily from purchase orders under long-term contracts with Northrop Grumman (E-2D), Sikorsky (BLACK HAWK), Lockheed Martin (F-16V), and the USAF (T-38). Approximately 54% of the funded backlog at December 31, 2020 is expected to be recognized as revenue during 2021.

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

Approximately 96% of the total amount of our backlog at December 31, 2020 was attributable to government contracts, compared to 88% at December 31, 2019. Our backlog attributable to government contracts at December 31, 2020 and 2019 was as follows:

Backlog (Government)	December 31, 2020	December 31, 2019
Funded	$166,156,000	$136,932,000
Unfunded	290,632,000	359,770,000
Total	456,788, 000	$496,702,000

Our backlog attributable to commercial contracts at December 31, 2020 and 2019 was as follows:

Backlog (Commercial)	December 31, 2020	December 31, 2019
Funded	$3,411,000	$10,715,000
Unfunded	15,986,000	54,461,000
Total	$19,397,000	$65,176,000

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

For certain unrestricted contracts for the U.S. Government, we may compete against well-established prime contractors, including NGC, Lockheed Martin, and Boeing. All of these competitors possess significantly larger infrastructures, greater resources and the capabilities to respond to much larger contracts. We believe that our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products. While larger prime contractors compete for significant modification awards, they generally do not compete for awards in smaller modifications, spares and replacement parts, even for aircraft for which they are the original manufacturer. In certain instances, the large prime contractors often subcontract much of the work they win to their Tier 1 suppliers so we also may act as a subcontractor to some of these major prime contractors. Further, in some cases these companies are not permitted to bid, for example when the U.S. Government designates a contract as a Small Business Set-Aside. In these restricted contracts for the U.S. Government, CPI Aero typically competes against numerous small business competitors. We believe we compete effectively against the smaller competitors because smaller competitors generally do not have the expertise we have in responding to requests for proposals for government contracts, nor will they typically have the more than 40 years of past performance in conducting thousands of contracts for the U.S. Government.

COVID-19 Coronavirus Pandemic Impact on Our Business

The outbreak of the COVID-19 coronavirus was declared a pandemic by the World Health Organization during our first quarter of 2020. During the latter part of our first quarter and subsequent to our quarter end, the COVID-19 pandemic grew, causing non-essential businesses to shut down and many people to observe the shelter-in-place directive from our state government. Our business and operations and the industries in which we operate have been impacted by public and private sector policies and initiatives in the U.S. to address the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote work. The COVID-19 pandemic has contributed to a general slowdown in the global economy, has adversely impacted the businesses of certain of our customers and suppliers, and, if it continues for an extended period of time, it could adversely impact our results of operations and financial condition. In response to the COVID-19 impact on our business, we have been and continue to actively mitigate costs. We have also been taking actions to preserve capital and protect the long-term needs of our businesses, including negotiating progress payments with our customers and reducing discretionary spending. For more information on the current and potential impact of the COVID-19 pandemic on our business, see Risk Factors included in Part I, Item 1A of this Comprehensive Form 10-K/A.

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

Insurance

We maintain a $2 million general liability insurance policy, a $100 million products liability insurance policy, and a $5 million umbrella liability insurance policy. Additionally, we maintain $15 million of director and officers’ insurance. We believe this coverage is adequate for claims that have been and may be brought against us, and for the types of products presently marketed because of the strict inspection standards imposed on us by our customers before they take possession of our products. Additionally, the FAR generally provide that we will not be held liable for any loss of or damage to property of the U.S. Government that occurs after the U.S. Government accepts delivery of our products and that results from any defects or deficiencies in our products unless the liability results from willful misconduct or lack of good faith on the part of our managerial personnel.

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

Item 1A. RISK FACTORS

In addition to other risks and uncertainties described in this Comprehensive Form 10-K/A, the following material risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results did and could continue to differ materially from those projected in any forward-looking statements.

Risks Related to the Restatement of our Prior Period Consolidated Financial Statements and Material Weaknesses in our Internal Control

We have restated our consolidated financial statements during the past three years, including the restatement included in this Comprehensive Form 10-K/A. These restatements have affected and may continue to affect investor confidence, our stock price, our ability to raise capital in the future, and our reputation with our customers, have resulted and may continue to result in stockholder litigation and may reduce customer confidence in our ability to complete new contract opportunities.

In February 2019, we filed an amended Quarterly Report on Form 10-Q/A for the nine months ended September 30, 2018, which included a restatement of our financial statements for the period then ended. The restatement of such financial statements corrected an overstatement of revenue in such period due to the miscoding of an invoice in the Company’s records (the “Coding Error”). In August 2020, we filed an Annual Report on Form 10-K for the year ended December 31, 2019, which included a restatement of our financial statements for the year ended December 31, 2018 to correct certain errors relating to our recognition of revenue, which errors resulted from an incorrect application of U.S. GAAP (the “Revenue Recognition Error”). This Comprehensive Form 10-K/A includes a restatement of our (i) consolidated balance sheet as of December 31, 2020 and December 31, 2019, and the related consolidated statements of operations, cash flows and shareholders’ deficit for the years ended December 31, 2020 and December 31, 2019, and (ii) consolidated balance sheets and statements of shareholders’ deficit as of March 31, 2020, June 30, 2020 and September 30, 2020, the related consolidated statements of operations for the three months ended March 31, 2020, the three and six months ended June 30, 2020 and the three and nine months ended September 30, 2020, and the consolidated statements of cash flows for the three, six and nine month periods ended March 31, 2020, June 30, 2020 and September 30, 2020, respectively, and related disclosures to correct the Inventory Costing Errors and the Insufficient Reserves. The Inventory Costing Errors resulted from software processing and coding errors, inconsistent units of measure being used for quantities ordered and quantities received of certain purchased parts, incorrect accruals to accounting periods of the cost of certain goods received and the Company not having a procedure to address over or under absorbed overhead costs at the end of accounting periods. The Insufficient Reserves resulted from insufficient inventory reserves and provisions for loss contracts. The existence of the Coding Error, Revenue Recognition Error, the Inventory Costing Errors and the Insufficient Reserves, along with this restatement and the prior restatements, have had and may continue to have the effect of eroding investor confidence in the Company and our financial reporting and accounting practices and processes, have negatively impacted and may continue to negatively impact the trading price of our common stock, have resulted and may continue to result in stockholder litigation, may make it more difficult for us to raise capital on acceptable terms, if at all, and may negatively impact our reputation with our customers and cause customers to place new orders with other companies.

We have identified material weaknesses in our internal control over financial reporting which did and could continue to adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

As a result of the Inventory Costing Errors and the Insufficient Reserves, we have concluded that our internal control over financial reporting was not effective as of December 31, 2019, March 31, June 30, September 30, and December 31, 2020 and we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2019 March 31, June 30, September 30 and December 31, 2020 due to material weaknesses in our internal control over financial reporting. In connection with the Revenue Recognition Error, we previously determined that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2019 and December 31, 2018, and in connection with the Coding Error, we previously determined that our internal control over financial reporting and our disclosure controls and procedures were not effective as of September 30, 2018. The Revenue Recognition Error, Inventory Costing Errors and the Insufficient Reserves caused us to fail to comply with the financial covenants under our credit facility with BankUnited, N.A. and the restatement of such errors was a contributing factor in our failure to timely file periodic reports required under the Exchange Act. The Revenue Recognition Error also resulted in shareholder litigation.

As described in Item 9A of this Comprehensive Form 10-K/A, we have taken a number of steps in order to strengthen our accounting function so as to allow us to be able to provide timely and accurate financial reporting, which have remediated the internal control deficiencies that led to the Revenue Recognition Error and the internal control deficiencies that led to the Coding Error which had been previously remediated. However, such steps were not sufficient to prevent the Inventory Costing Errors and the Insufficient Reserves and we cannot assure you that these steps will be successful in preventing future errors or that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. To the extent these steps are not successful, we could be required to incur significant additional time and expense. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected and corrected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed.

We intend to continue our remediation activities and to continue to improve our overall control environment and our operational and financial systems and infrastructure, as well as to continue to train, retain and manage our personnel who are essential to effective internal control. In doing so, we will continue to incur expenses and expend management’s time on compliance-related issues. However, we cannot ensure that the steps that we have taken or will take will successfully remediate the errors. If we are unable to successfully complete our remediation efforts or favorably assess the effectiveness of our internal control over financial reporting, our operating results, financial position, ability to accurately report our financial results and timely file our periodic reports under the Exchange Act, and our stock price could be adversely affected.

Additionally, beginning in the fourth quarter of 2019, the Company began using inventory valuation and cost collection software associated with its non-percentage of completion orders. There can be no assurance that controls over inventory will be adequate to address all potential valuation issues that may arise in the future relating to the use of the software and additional internal controls may need to be developed.

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

The restatements of our consolidated financial statements due to the Coding Error, the Revenue Recognition Error, the Inventory Costing Errors and the Insufficient Reserves have diverted, and our ongoing efforts to remediate our internal control may continue to divert management from the operation of our business. The absence of timely and accurate financial information has hindered and may in the future hinder our ability to effectively manage our business.

The restatements of our consolidated financial statements due to the Coding Error, the Revenue Recognition Error, the Inventory Costing Errors and the Insufficient Reserves have diverted, and our ongoing efforts to remediate our internal control may continue to divert management from the operation of our business. Our board of directors, members of management, and our accounting, and other staff have spent significant time on the restatements and remediation and will continue to spend significant time on remediation of internal control over our financial reporting. These resources have been, and will likely continue to be, diverted from the strategic and day-to-day management of our business and may have an adverse effect on our ability to accomplish our strategic objectives.

We face litigation relating to the Revenue Recognition Error.

Our Company and certain of our current and former executive officers and directors are defendants in litigation arising out of the Revenue Recognition Error in and restatements of our financial statements for the year ended December 31, 2018, and quarters ended March 31, 2018, June 30, 2018, September 30, 2018, March 31, 2019, June 30, 2019, and September 30, 2019. Please see Part I, Item 3, “Legal Proceedings.” These proceedings may result in significant expenses and the diversion of management attention from our business. We cannot ensure that additional litigation or other claims by shareholders will not be brought in the future arising out of the same subject matter.

We received waivers of non-compliance with certain covenants under our credit facility with BankUnited and there can be no assurance that we will not fall out of compliance with our covenants in the future.

The Company was not in compliance with certain financial covenants under its credit facility (the “BankUnited Facility”) with BankUnited, N.A. (“BankUnited”) for the year ended December 31, 2020 and the quarter ended March 31, 2021, and financial statement submission covenants for the year ended December 31, 2020 and the quarters ended March 31, 2021 and June 30, 2021  and obtained waivers of the non-compliance, as described in more detail in Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments”. We cannot assure you that we will be in compliance with our covenants in the future or that BankUnited will grant further waivers if we fall out of compliance. If we fall out of compliance with our banking covenants, BankUnited may declare a default under the BankUnited Facility and, among other remedies, could declare the full amount of the BankUnited Facility immediately due and payable and could foreclose against our collateral. If this were to occur, we may be unable to secure outside financing, if needed, to fund ongoing operations and for other capital needs. Any sources of financing that may be available to us could also be at higher costs and require us to satisfy more restrictive covenants, which could limit or restrict our operations, cash flows and earnings. We cannot ensure that additional financing would be available to us, or be sufficient or available on satisfactory terms.

We are currently ineligible to file a registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital.

We did not file our Quarterly Reports for the three months ended March 31, 2021, June 30, 2021 and September 30, 2021 within the timeframe required by the SEC. We will regain status as a current filer when we file all of such Quarterly Reports. However, we will not be considered a timely filer and will not be eligible to file a short-form registration statement on Form S-3 to register the offer and sale of our securities until twelve full calendar months from the date we regain status as a current filer. If we wish to register the offer and sale of our securities to the public prior to such time, we will be required to use the long-form registration statement, Form S-1, which may increase both our transaction costs and the amount of time required to complete the transaction. This may adversely affect our ability to raise funds, if we choose to do so.

If our common stock is delisted from the NYSE American exchange, our business, financial condition, results of operations and stock price could be adversely affected, and the liquidity of our stock and our ability to obtain financing could be impaired.

On May 25, 2021, we received a notice from NYSE American LLC stating that our failure to timely file our Quarterly Report on Form 10-Q for the three months ended March 31, 2021 caused us to be out of compliance with the NYSE American LLC’s continued listing standards under the timely filing criteria included in Section 1007 of the NYSE American Company Guide (“Company Guide”). Also, our failure to timely file our Quarterly Reports on Form 10-Q for the three months ended June 30, 2021 and September 30, 2021 is an additional noncompliance with the NYSE American LLC’s continued listing standards under the timely filing criteria included in Section 1007 of the Company Guide.

In accordance with Section 1007 of the Company Guide, we had six months from May 24, 2021, or until November 24, 2021, to file the Form 10-Q for the period ended March 31, 2021 with the SEC. On November 23, 2021, the Company received a notice from NYSE American LLC informing the Company that it had accepted the Company’s plan to regain compliance with its standards for continued listing of the Company’s common stock under the timely filing criteria included in the Company Guide. NYSE American has granted the Company until April 14, 2022, to regain compliance with the timely filing criteria. If the Company is unable to cure the delinquency by April 14, 2022, the Company may request an additional extension up to the maximum cure period of May 24, 2022. In addition, if the Company does not make progress consistent with the plan during the plan period or if the Company does not complete its delayed filings with the SEC by the end of the maximum 12-month cure period on May 24, 2022, NYSE American staff will initiate delisting proceedings. There can be no assurance that we will be able to file the delayed filings as required.

On September 17, 2021, we received notice from NYSE American LLC indicating that the Company does not meet the continued listing standards set forth in Part 10 of the Company Guide. The Company is not in compliance with Section 1003(a)(i) of the Company Guide since it has stockholders’ equity of less than $2.0 million and losses from continuing operations and/or net losses in two of its three most recent fiscal years and Section 1003(a)(ii) of the Company Guide since it has stockholders’ equity of less than $4.0 million and losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Company has therefore become subject to the procedures and requirements of Section 1009 of the Company Guide and was required to, and timely did, submit a plan to NYSE American LLC addressing how the Company intends to regain compliance with the continued listing standards by March 17, 2023 (the “Plan”). On November 19, 2021, we received notice from NYSE American LLC that it has accepted the Plan, subject to periodic review, including quarterly monitoring, for compliance with the Plan. If the Company is not in compliance with the continued listing standards by March 17, 2023 or if the Company does not make progress consistent with the Plan during the plan period, the NYSE Regulation staff may initiate delisting proceedings.

The delisting of our common stock from the NYSE American exchange would adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades, and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders.

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

The COVID-19 pandemic could also impact our liquidity. Slower production schedules, higher company medical costs, potential inability of our customers to make timely payments to us, and similar factors could impact our cash flows. A period of generating lower cash from operations could adversely affect our financial position. We implemented several plans to mitigate such risks, including requesting and obtaining progress payments from our customers and longer payment terms with our suppliers; however, we may not be successful in the future in these efforts. The extent to which COVID-19 impacts our cash flow will determine whether we need to obtain additional funding, which could be difficult to obtain. Due to uncertainty related to COVID-19 and its impact on us and the aerospace industry, and the volatility in the capital markets in general, access to financing may be reduced and we may have difficulty obtaining financing on terms acceptable to us or at all.

The extent to which COVID-19 affects our operations will depend on future developments, which are highly uncertain, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or address its impact, among others. If significant portions of our workforce or our suppliers’ workforces are unable to work effectively, including because of illness, quarantines, government actions, facility closure or other restrictions in connection with the COVID-19 pandemic, our operations will likely be impacted. For example, COVID-19 related absences during the first quarter of 2021 contributed to a delayed financial closing process for the Original Form 10-K and our Quarterly Report on Form 10-Q for the three months ended March 31, 2021. Further absences may cause us to be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable or adequately covered by insurance. In addition, the impact on our accounting staff and outside advisors may hamper our efforts to comply with our filing obligations with the SEC.

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

We are a supplier, either directly or as a subcontractor, to the U.S. Government and its agencies. We depend on government contracts for a significant portion of our business. If we are suspended or barred from contracting with the U.S. Government, if our reputation or relationship with individual federal agencies were impaired, whether due to the restatements and errors in our financial statements or otherwise, or if the U.S. Government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially adversely affected.

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

We use estimates when accounting for contracts. Changes in estimates may affect our profitability and our overall financial position.

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

As of December 31, 2020, we had approximately $92.9 million of gross net operating losses (“NOLs”) for federal tax purposes and approximately $38.4 million of post-apportionment NOLs for state tax purposes. As a result of the Tax Cuts and Jobs Act of 2017 and the Coronavirus Aid, Relief, and Economic Security Act of 2020, NOLs arising before January 1, 2018, and NOLs arising after January 1, 2018, are subject to different rules. Our pre-2018 NOLs totaled approximately $78.8 million; these NOLs will expire in varying amounts from 2030 through 2039, if not utilized, and can offset 100% of future taxable income for regular tax purposes. Our NOLs arising in 2018, 2019 and 2020 can generally be carried back five years, carried forward indefinitely and can offset 100% of future taxable income for tax years before January 1, 2021 and up to 80% of future taxable income for tax years after December 31, 2020. Any NOLs arising on or after January 1, 2021, cannot be carried back, can generally be carried forward indefinitely and can offset up to 80% of future taxable income.

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

CPI Aero’s executive offices and production facilities are situated in an approximately 171,000 square foot building located at 91 Heartland Blvd., Edgewood, New York 11717. We use approximately 131,000 square feet of this building for manufacturing space and 40,000 square feet for offices and laboratories for engineering and design work. CPI Aero occupies this facility under a lease that expires on April 30, 2023. On November 10, 2021, the Company executed the second amendment to the lease agreement for its manufacturing and office space, which extends the lease agreement’s expiration date to April 30, 2026.

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

The Company and Air Industries entered into a settlement agreement dated as of December 23, 2020, to resolve the post-closing working capital adjustment dispute in exchange for the release to the Company of the $1,381,000 cash remaining in escrow. Such amount was released from escrow to the Company on December 28, 2020. As part of the settlement agreement CPI Aero agreed to give up the right to pursue the additional disputed working capital amount of approximately $2.1 million.

Class Action Lawsuit

As previously disclosed, a consolidated class action lawsuit has been filed against the Company, Douglas McCrosson, the Company’s Chief Executive Officer, Vincent Palazzolo, the Company’s former Chief Financial Officer, and the two underwriters of the Company’s October 16, 2018 offering of common stock, Canaccord Genuity LLC and B. Riley FBR. The Amended Complaint in the action asserts claims on behalf of two plaintiff classes: (i) purchasers of the Company’s common stock issued pursuant to and/or traceable to the Company’s offering conducted on or about October 16, 2018; and (ii) purchasers of the Company’s common stock between March 22, 2018 through February 14, 2020. The Amended Complaint alleges that the defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act by negligently permitting false and misleading statements to be included in the registration statement and prospectus supplements issued in connection with its October 16, 2018 securities offering. The Amended Complaint also alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated by the SEC, by making false and misleading statements in the Company’s periodic reports filed between March 22, 2018 through February 14, 2020. Plaintiff seeks unspecified compensatory damages, including interest; rescission or a rescissory measure of damages; unspecified equitable or injunctive relief; and costs and expenses, including attorney’s fees and expert fees.  On February 19, 2021, the Company moved to dismiss the Amended Complaint.  Plaintiff submitted a brief in opposition to the motion to dismiss on April 23, 2021.

On May 20, 2021, the parties reached a settlement, subject to court approval. On July 9, 2021, Plaintiff filed an unopposed motion for preliminary approval of the settlement. After satisfaction of our $750,000 retention, of which approximately $150,000 remained as of November 15, 2021, the settlement will be covered in large part by our directors’ and officers’ insurance.

Shareholder Derivative Action

Four shareholder derivative actions have been filed against current members of our board of directors and certain of our current and former officers.

The first action (captioned Moulton v. McCrosson, et.al., No. 20-cv-02092) was filed in the United States District Court for the Eastern District of New York, and purports to assert derivative claims against the individual defendants for violations of Section 10(b) and 21(d) of the Exchange Act and breach of fiduciary duty, unjust enrichment, and contribution, and seeks to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct. The complaint also seeks declaratory, equitable, injunctive, and monetary relief, as well as attorneys’ fees and other costs. On October 26, 2020, the plaintiff filed an amended complaint. On January 27, 2021, the Court stayed the action pursuant to a joint stipulation filed by the parties.

The second action (captioned Woodyard v. McCrosson, et al., Index No. 613169/2020) was filed on September 17, 2020, in the Supreme Court of the State of New York (Suffolk County), and purports to assert derivative claims against the individual defendants for breach of fiduciary duty and unjust enrichment, and seeks to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct, along with declaratory, equitable, injunctive and monetary relief, as well as attorneys’ fees and other costs. On December 22, 2020, the parties filed a joint stipulation staying the action pending further developments in the class action.

The third action (captioned Berger v. McCrosson, et al., No. 1:20-cv-05454) was filed on November 10, 2020, in the United States District Court for the Eastern District of New York, and purports to assert derivative claims against current and former members of our board of directors, and certain of our current and former officers. The complaint, which is based on the shareholder’s inspection of certain corporate books and records, purports to assert derivative claims against the individual defendants for breach of fiduciary duty and unjust enrichment, and seeks to implement reforms to the Company’s corporate governance and internal procedures and to recover on behalf of the Company an unspecified amount of monetary damages.  The complaint also seeks equitable, injunctive, and monetary relief, as well as attorneys’ fees and other costs.

On March 19, 2021, the parties to the Moulton and Berger actions filed a joint stipulation consolidating the actions and staying the consolidated action pending further developments in the class action.

The fourth action (captioned Wurst v. Bazaar, et al., Index No. 605244/2021) was filed on March 24, 2021, in the Supreme Court of the State of New York (Suffolk County), and purports to assert derivative claims against the Company’s current and former executive officers, certain board members, and the Company as a nominal defendant. The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct. The complaint also seeks declaratory, equitable, injunctive, and monetary relief, as well as attorneys’ fees and other costs. On April 12, 2021, the parties filed a joint stipulation staying the action pending further developments in the class action.

Each of these derivative actions is based substantially on the same facts alleged in the class action complaint summarized above.

SEC Investigation

On May 22, 2020, the Company received a subpoena from the Securities and Exchange Commission (the “Commission”) Division of Enforcement (the “Division”) seeking documents and information relating, among other things, to previously disclosed errors in and restatement of the Company’s financial statements, the Company’s October 16, 2018 equity offering and the recent separation of the Company’s former Chief Financial Officers. By letter dated March 12, 2021, the Division Staff notified the Company that the Division has concluded its investigation and, based on the information the Division has as of such date, it does not intend to recommend an enforcement action by the Commission against the Company. The Division’s notice was provided under the guidelines described in the final paragraph of Securities Act Release No. 5310 which states in part that the notice “must in no way be construed as indicating that the party has been exonerated or that no action may ultimately result from the staff’s investigation.”

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are listed on the NYSE American exchange under the symbol CVU. On November  19, 2021, there were 171 holders of record of our shares of common stock, and we believe, over 5,622 beneficial owners of our shares of common stock.

Dividend Policy

To date, we have not paid any dividends on our common stock. Any payment of dividends in the future is within the discretion of our board of directors (subject to the limitation on dividends contained in the BankUnited Facility, as described more fully in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations) and will depend on our earnings, if any, our capital requirements and financial condition and other relevant factors. Our board of directors does not intend to declare any cash or other dividends in the foreseeable future, but intends instead to retain earnings, if any, for use in our business operations.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information at December 31, 2020 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	—	$—	844,223
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	$—	844,223

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

Item 6. [RESERVED]

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Comprehensive Form 10-K/A. Some of the information contained in this discussion and analysis includes forward-looking statements involving risks and uncertainties and should be read together with the “Risk Factors” section of this Comprehensive Form 10-K/A. Such risks and uncertainties could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Recent Developments

NYSE American Delinquency Notices

On May 25, 2021, we received a notice from NYSE American LLC stating that our failure to timely file our Quarterly Report on Form 10-Q for the three months ended March 31, 2021 caused us to be out of compliance with the NYSE American LLC’s continued listing standards under the timely filing criteria included in Section 1007 of the NYSE American Company Guide (“Company Guide”). Also, our failure to timely file our Quarterly Reports on Form 10-Q for the three months ended June 30, 2021 and September 30, 2021 is an additional noncompliance with the NYSE American LLC’s continued listing standards under the timely filing criteria included in Section 1007 of the Company Guide.

In accordance with Section 1007 of the Company Guide, we had six months from May 24, 2021, or until November 24, 2021, to file the Form 10-Q for the period ended March 31, 2021 with the SEC. On November 23, 2021, the Company received a notice from NYSE American LLC informing the Company that it had accepted the Company’s plan to regain compliance with its standards for continued listing of the Company’s common stock under the timely filing criteria included in the NYSE American Company Guide. NYSE American has granted the Company until April 14, 2022, to regain compliance with the timely filing criteria. If the Company is unable to cure the delinquency by April 14, 2022, the Company may request an additional extension up to the maximum cure period of May 24, 2022. In addition, if the Company does not make progress consistent with the plan during the plan period or if the Company does not complete its delayed filings with the SEC by the end of the maximum 12-month cure period on May 24, 2022, NYSE American staff will initiate delisting proceedings. There can be no assurance that we will be able to file the delayed filings as required.

On September 17, 2021, we received notice from NYSE American LLC indicating that the Company does not meet the continued listing standards set forth in Part 10 of the Company Guide. The Company is not in compliance with Section 1003(a)(i) of the Company Guide since it has stockholders’ equity of less than $2.0 million and losses from continuing operations and/or net losses in two of its three most recent fiscal years and Section 1003(a)(ii) of the Company Guide since it has stockholders’ equity of less than $4.0 million and losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Company has therefore become subject to the procedures and requirements of Section 1009 of the Company Guide and was required to, and timely did, submit a plan to NYSE American LLC addressing how the Company intends to regain compliance with the continued listing standards by March 17, 2023 (the “Plan”). On November 19, 2021, we received notice from NYSE American LLC that has accepted the Plan, subject to periodic review, including quarterly monitoring, for compliance with the Plan. If the Company is not in compliance with the continued listing standards by March 17, 2023 or if the Company does not make progress consistent with the Plan during the plan period, the NYSE Regulation staff may initiate delisting proceedings, as appropriate.

See “Risk Factors - If our common stock is delisted from the NYSE American exchange, our business, financial condition, results of operations and stock price could be adversely affected, and the liquidity of our stock and our ability to obtain financing could be impaired”.

Restatement due to Inventory Costing Errors and Insufficient Reserves

As previously reported, on June 4, 2021, the audit and finance committee (the “Audit and Finance Committee”) of the board of directors of CPI Aerostructures, Inc. (the “Company”), determined, based on the recommendation of management and in consultation with CohnReznick LLP (“CohnReznick”), the Company’s independent registered public accounting firm, that the Company’s financial statements which were included in its Annual Report on Form 10-K for the year ended December 31, 2020 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020, and September 30, 2020 as filed with the Securities and Exchange Commission (the “SEC”) should no longer be relied upon due to errors in such financial statements relating to the recording and reporting of inventory costing and related internal controls (the “Inventory Costing Errors”) and that management’s reports on the effectiveness of internal control over financial reporting, press releases, and investor communications describing the Company’s financial statements for such periods should no longer be relied upon. The Company’s management identified the Inventory Costing Errors during its inventory testing procedures for the preparation of the Company’s financial statements for the quarterly period ended March 31, 2021. At the time of the June 2021 disclosure, the Company estimated and disclosed that the Inventory Costing Errors were expected to increase 2020 net loss reported on the Annual Report on Form 10-K for the year ended December 31, 2020 by $1.9 million to $2.3 million. The Company has now determined that the Inventory Costing Errors increased 2020 net loss by $2,010,084.

The correction of the Inventory Costing Errors resulted in the determination that certain contracts were in a loss position and certain inventory items required additional reserves. The Company re-evaluated the sufficiency of its provisions for loss contracts and inventory reserves that it had previously recorded and concluded that increases to these reserves were required. The insufficient reserves resulting from such reserve increases are referred to as “Additional Inventory Reserves” and “Loss Contract Reserve” and are together referred to as the “Insufficient Reserves.” It was further determined by management that the appropriate starting point for increasing the Insufficient Reserves was during the fourth quarter of 2019.

On November 16, 2021, the Audit and Finance Committee determined, based on the analysis and recommendation of management and in consultation with CohnReznick, that the Company’s financial statements as of and for the period ended December 31, 2019 which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 should no longer be relied upon due to errors in such financial statements relating to the recording and reporting of the Insufficient Reserves, that, similarly, management’s reports on the effectiveness of internal control over financial reporting, press releases, and investor communications describing the Company’s financial statements for such period should no longer be relied upon, and stated that the Company expected to restate its Annual Report on Form 10-K for the years ended December 31, 2020 and December 31, 2019, and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020, and September 30, 2020 as filed with the SEC (the “Original Forms 10-Q”) by filing a comprehensive Form 10-K/A.

The Company, upon conducting an analysis of the impact of the Insufficient Reserves on previously reported financial results, determined that net loss for the years ended December 31, 2020 and 2019 is $324,231 and $2,189,728, respectively, greater than the net loss reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Considering both the Inventory Costing Errors and the Insufficient Reserves, the Company determined that the net loss for the years ended December 31, 2020 and 2019 is $2,334,315 and $2,300,083, respectively, greater than the net loss reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and net loss for the quarters ended March 31, 2020 and June 30, 2020 is $544,836 and $763,730, respectively, greater than the net loss reported in the respective Quarterly Reports on Form 10-Q for such periods and the net income for the quarter ended September 30, 2020 is $24,556 more than the net income reported in the Quarterly Report for such period.

The Inventory Costing Errors resulted from software processing and coding errors, inconsistent units of measure being used for quantities ordered and quantities received of certain purchased parts, incorrect accruals to accounting periods of the cost of certain goods received and the Company not having a procedure to address over or under absorbed overhead costs at the end of accounting periods. The Inventory Costing Errors affected the income reported with respect to the Company’s product lines for which revenue is recognized when a product ships to customers, which accounted for approximately 15% of total 2020 revenue (the “Non-POC Contracts”). The Inventory Costing Errors did not affect income reported with respect to the Company’s products for which revenue is recognized over time using percentage of completion accounting (the “POC Contracts”). The Loss Contract Reserve and the Additional Inventory Reserves also only affect the income reported with respect to the Company’s Non-POC Contracts, and do not affect the income reported with respect to the Company’s POC Contracts. The Inventory Costing Errors and the Insufficient Reserves did not affect either prior reported revenue or cash flow for fiscal 2020 and 2019.

Management has considered the effect of the Inventory Costing Errors and the Insufficient Reserves on the Company’s prior conclusions of the adequacy of its internal control over financial reporting and disclosure controls and procedures as of the end of each of the applicable periods. As a result of the Inventory Costing Errors and the Insufficient Reserves, management has determined that a material weakness existed in the Company’s internal control over financial reporting as of the end of the quarterly periods ended March 31, 2020, June 30, 2020, September 30, 2020 and for the years ended December 31, 2020 and 2019. See Part II Item 9A – Controls and Procedures within this Comprehensive Form 10-K/A for a description of these matters.

As a result of the restatement included herein caused by the Inventory Costing Errors and Insufficient Reserves, the Company is reporting herein net loss for the years ended December 31, 2020 and December 31, 2019 which is $2,334,315 and $2,300,083, respectively, greater than the net loss reported in the Original Form 10-K and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, net loss for the quarters ended March 31, 2020 and June 30, 2020 which is $544,836 and $763,730, respectively, greater than the net loss reported in the respective Original Forms 10-Q, and net income for the quarter ended September 30, 2020 which is $24,556 greater than the net income reported in the Original Form 10-Q. The Inventory Costing Errors and the Insufficient Reserves did not affect reported revenue or cash flows for the years ended December 31, 2020 or December 31, 2019, or for the quarters ended March 31, June 30 and September 30, 2020.

This Comprehensive Form 10-K/A contains our audited restated annual financial statements as of and for the years ended December 31, 2020 and 2019, as well as our unaudited restated quarterly financial statements as of and for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020. The restatement is discussed below and in more detail within Part II, Item 8, Note 17, “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements included in this Comprehensive Form 10-K/A.

Amendments and Waivers to the BankUnited Facility

On May 11, 2021, we entered into a Waiver and Seventh Amendment (“Seventh Amendment”) to an Amended and Restated Credit Agreement with the Lenders named therein and BankUnited as Sole Arranger, Agent and Collateral Agent, dated as of March 24, 2016 (as amended from time to time, the “Credit Agreement”). Under the Seventh Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Company’s existing $24 million revolving line of credit and its existing $6.36 million term loan to July 31, 2022, and (b) amended the leverage ratio covenant for the fiscal quarters ending on and after March 31, 2021, to 4.0 to 1.0, determined at the end of each fiscal quarter for the trailing four-quarter period then ended (or, in the case of the fiscal quarter ended March 31, 2021, determined on an annualized basis for the three-quarter period then ended). Additionally, under the Seventh Amendment, BankUnited waived late delivery of certain financial information.

On October 28, 2021, we entered into a Waiver and Eighth Amendment (“Eighth Amendment”) to the Credit Agreement. Under the Eighth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Company’s existing revolving line of credit and its existing term loan to December 31, 2022, (b) reducing the aggregate revolving line of credit from $24 million to $21 million while eliminating the requirement to maintain a minimum $3.0 million in a combination of line of credit availability and unrestricted cash, (c) providing for the repayment of an additional $750,000 of the principal balance of the term loan in three installments of $250,000 on November 30, 2021, December 31, 2021 and March 31, 2022 in addition to $200,000 regular monthly principal payments through maturity, (d) amending the minimum debt service coverage ratio covenant for the fiscal quarters ending on and after June 30, 2021 to provide for a ratio of 1.5 to 1.0, and (e) amending the maximum leverage ratio covenant as follows: for the fiscal quarter ending on March 31, 2021 - 5.0 to 1.0; for the fiscal quarter ending June 30, 2021 - 4.75 to 1.0; for the fiscal quarter ending September 30, 2021 - 4.25 to 1.0 and for the fiscal quarter ended December 31, 2021 and thereafter - 4.0 to 1.0, determined at the end of each fiscal quarter for the trailing four-quarter period then ended (or, in the case of the fiscal quarter ended March 31, 2021, determined on an annualized basis for the three-quarter period then ended). Additionally, under the Eighth Amendment, BankUnited waived certain covenant non-compliance and waived temporarily, late delivery of certain financial information.

Paycheck Protection Program (PPP) Loan

As previously reported, on April 10, 2020, we obtained a loan from Dime Community Bank (formerly BNB Bank) as the lender (“Dime”), in the principal amount of $4,795,000 (“PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act as administered by the U.S. Small Business Administration (“SBA”).

On November 2, 2020, the Company applied to the lender for full forgiveness of the PPP loan, calculated in accordance with the terms of the CARES Act, as modified by the Paycheck Protection Flexibility Act.

On July 13, 2021, the Company received notification through Dime that the PPP Loan and accrued interest thereon have been fully forgiven by the SBA and that the forgiveness payment date was July 1, 2021. The forgiveness of the PPP Loan will be recognized during the Company’s third fiscal quarter ending September 30, 2021.

Impact of COVID-19

The impact that the recent COVID-19 pandemic will have on our business remains uncertain.

During late 2020, we began to experience an increased rate of employees testing positive for COVID-19 and we took steps to mitigate virus transmission within the workplace. These steps included adding a second manufacturing shift to lessen employee density on the manufacturing floor and to require most non-manufacturing personnel to work from home. These measures continued into the current year. These measures continued into the current year. Despite these measures, during the first three months of 2021 we experienced a relatively high level of absenteeism directly or indirectly related to COVID-19. We believe it is possible that the impact of the COVID-19 pandemic could have an adverse effect on the results of our operations, financial position and cash flow for the year ending December 31, 2021, particularly in the first fiscal quarter. We have taken mitigating steps in an attempt to reduce the adverse effects. For example, we have curtailed discretionary spending, deferred all business travel, and taken other steps to preserve cash. We have also taken action to more closely manage the flow of materials to be more responsive to unanticipated changes in customer delivery schedules. Since May 2021, we have seen a decrease in the impact of COVID-19 and most non-manufacturing personnel have returned to their regular in-person work schedules and we have returned to a single day shift operation.

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

The Company and Air Industries entered into a settlement agreement dated as of December 23, 2020, to resolve the post-closing working capital adjustment dispute in exchange for the release to the Company of the $1,381,000 cash remaining in escrow. Such amount was released from escrow to the Company on December 28, 2020. As part of the settlement agreement CPI Aero agreed to give up the right to pursue the additional disputed working capital amount of approximately $2.1 million.

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

Gulfstream G650 Program

On April 29, 2020, the Company received a letter from Triumph Group stating that due to the COVID-19 pandemic, it had received a significant schedule change from its customer, Gulfstream Aerospace, and requested that we immediately stop work on the contract we have to produce certain fixed leading edge assemblies on the wing of the G650 business jet. In May 2020, Triumph Group cancelled nearly all open orders with the Company, decreasing our G650 leading edge backlog by $3.6 million. On May 27, 2020, Triumph Group announced it had reached an agreement in principle to sell the G650 wing program to Gulfstream Aerospace. On June 12, 2020, the Company received a joint communication from Gulfstream Aerospace and Triumph Group that stated Gulfstream Aerospace’s intention at the conclusion of the transaction is to continue to purchase G650 wing components from the Company. In December 2020, the Company received purchase orders from Gulfstream Aerospace for G650 wing components.

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

Critical Accounting Policies

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”), using the modified retrospective method. In accordance with ASC 606, the Company recognizes revenue when it transfers control of a promised good or service to a customer in an amount that reflects the consideration it expects to be entitled to in exchange for the good or service. The majority of the Company’s performance obligations are satisfied over time as the Company (i) sells products with no alternative use to the Company and (ii) has an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date. Under the overtime revenue recognition model, revenue and gross profit are recognized over the contract period as work is performed based on actual costs incurred and an estimate of costs to complete and resulting total estimated costs at completion. See Part II, Item 8, Note 2 “Revenue Recognition” in the notes to the consolidated financial statements included in this Comprehensive Form 10-K/A for additional information regarding the Company's revenue recognition policy.

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

Year Ended December 31, 2020 (as restated) as Compared to the Year Ended December 31, 2019 (as restated)

Revenue. Revenue for the year ended December 31, 2020 was $87,584,690 compared to $87,518,688 for the year ended December 31, 2019, representing an increase of $66,002. We experienced revenue increases on our E2-D wing panel kits, our Pacer Classic III Phase 2 program with USAF as this effort transitions to Phase 3, and our Lockheed Martin F-16 Rudder Island program. The revenue increases were partially offset by decreases on our Raytheon NGJ-MB program as we transitioned to our follow on order, and on the G650 fixed leading edge program.

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

Revenue generated from government subcontracts for the year ended December 31, 2020 was $70,106,741 compared to $62,319,526 for the year ended December 31, 2019, an increase of $7,787,215. The increase in revenue related to the start of a new multi-year award for the Northrop Grumman E2D program as well as increases related to the NGC WOWP, and the F16 Rudder Island program, offset by a decrease in the Raytheon NGJ-MB program as described above.

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

Cost of sales. Cost of sales for the years ended December 31, 2020 and 2019 were $77,824,732 and $80,687,080, respectively, an increase of $2,862,348 or 4%.

The components of cost of sales were as follows:

	Years ended
	December 31, 2020	December 31, 2019
Procurement	$56,337,476	$49,920,962
Labor	6,414,658	7,870,728
Factory overhead	20,803,029	20,745,188
Other cost of sales	(5,730,431)	2,150,202
Cost of sales	$77,824,732	$80,687,080

Procurement for the year ended December 31, 2020 was $56,337,476 compared to $49,920,962 for the year ended December 31, 2019, an increase of $6,416,514 or 12.9%. This increase is primarily the result of an increase in procurement for the E2D and WOWP programs.

Labor costs for the year ended December 31, 2020 were $6,414,658 compared to $7,870,728 for the year ended December 31, 2019, a decrease of $1,456,070 or 18.5%. The decrease is primarily the result of the absence in 2020 of labor associated with the NGJ pod program, which was very labor intensive, as well as lower labor on the HondaJet and G650 programs.

Factory overhead costs for the year ended December 31, 2020 were $20,803,029 compared to $20,745,188 for the year ended December 31, 2019, an increase of $57,841 or 0.3%.

Other cost of sales relates to items that can increase or decrease cost of sales such as changes in inventory levels, changes in inventory valuation, changes to inventory reserves, changes in loss contract provisions and direct charges to cost of sales. For the year ended December 31, 2020, there was a reduction of costs in the amount of ($5,730,431), primarily the result of changes in inventory levels and reductions in loss contract reserves. For the year ended December 31, 2019, there was an increase in costs of $2,150,202, primarily the result of increases to loss contract provisions and inventory reserves.

Gross profit. Gross profit for the year ended December 31, 2020 was $9,759,958 compared to $6,831,608 for the year ended December 31, 2019, an increase of $2,928,350 or 43%. Gross profit percentage (“gross margin”) for the year ended December 31, 2020 was 11.1% compared to 7.8% for the same period last year. The increase was primarily on our E2-D kitting programs which experienced a growth in revenue, reduction in loss contract reserves and inventory provisions, as well as exit from unprofitable programs, partially offset by a decrease in gross profit on our NGJ-MB program due to lower volumes.

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

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2020 were $12,046,171 compared to $11,562,781 for the year ended December 31, 2019, an increase of $483,390 or 4.2%. This increase was primarily due to increased legal and accounting expenses compared to the prior period associated with the prior restatement of our consolidated financial statements for several prior periods.

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

Loss from operations

We had a loss from operations for the year ended December 31, 2020 of ($3,708,167) compared to a loss from operations of ($6,746,358) for the year ended December 31, 2019. This decrease in loss was primarily the result of lower loss contract reserves and inventory reserves recorded during the year.

Provision (Benefit) for income taxes. The income tax (benefit) for the year ended December 31, 2020 was ($53,414), an effective tax rate of 1.4%. The tax benefit consists of a refund received from the 2014 NOL carryback claim and state minimum taxes. In February 2019, the Company received information that the net operating loss carryback that was utilized in 2014 was under examination and could possibly be partially disallowed by the Internal Revenue Service (“IRS”). This adjustment was an issue of timing of the loss and had no income tax provision effect. In June 2020, the Company received a letter from the IRS stating that the returns will be accepted as filed. In September 2020, the Company received additional refunds related to the tax years under examination. The examination is now closed and there is no uncertain tax position recorded for this item.

Net Loss

Net loss for the year ended December 31, 2020 was $(3,654,753) or $(0.31) per basic share, compared to a loss of $(6,750,235) or $(0.57) per basic share, for the same period last year. Diluted loss per share was $(0.31) for the year ended December 31, 2020 calculated utilizing 11,884,307 weighted average shares outstanding. Diluted loss per share was $(0.57) for the year ended December 31, 2019 calculated utilizing 11,808,052 weighted average shares outstanding. The decrease in net loss was primarily driven by the decrease in cost of sales as described above.

Business Outlook

The statements in the “Business Outlook” section and other forward-looking statements of this Comprehensive Form 10-K/A are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times.

Liquidity and Capital Resources

General. At December 31, 2020, we had working capital of $7,674,974 compared to working capital of $11,551,636 at December 31, 2019, a decrease of $3,876,660, or 33.6%. This decrease is primarily the result of an increase in accounts payable and accrued expenses, partly offset by an increase in contract assets and inventory.

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

BankUnited Facility

On March 24, 2016, the Company entered into the BankUnited Facility. The Credit Agreement entered into in connection with the BankUnited Facility provided for a revolving credit loan commitment of $30 million (the “Revolving Loan”) and a $10 million term loan (“Term Loan”). The Revolving Loan bears interest at a rate as defined in the Credit Agreement.

On August 24, 2020, the Company entered into a Sixth Amendment and Waiver (the “Sixth Amendment”) to the Credit Agreement. Under the Sixth Amendment, the parties amended the Credit Agreement by extending the maturity date of the Revolving Loan and Term Loan to May 2, 2022 and making conforming changes to the repayment schedule of the Term Loan, by increasing the Term Loan by $6.0 million and reducing the Revolving Loan by $6.0 million. The maturities of the Term Loan are included in the maturities of long-term debt. The BankUnited Facility, as amended by the Sixth Amendment, required us to maintain the following financial covenants: (a) maintain a Fixed Cost (Debt Service) coverage ratio of no less than 1.5 to 1.0 at December 31, 2020 and no less than 1.25 to 1.0 for the trailing four quarter period at the end of each quarter thereafter; (b) maintain a minimum net income, after taxes, of no less than $1.00; (c) effective March 31, 2021, maintain a maximum leverage ratio at the end of each quarter for the trailing four quarter period of no more than 4.0 to 1.0; (d) maintain a minimum adjusted EBITDA at the end of each quarter of no less than $1 million; and (e) maintain a minimum liquidity of $3 million at all times. As of December 31, 2020, the Company was in compliance with all of the covenants contained in the BankUnited Facility as amended by the Eighth Amendment as described below. As of December 31, 2020 and December 31, 2019, the Company had $20.7 million and $26.7 million, respectively, outstanding under the BankUnited Facility.

On May 11, 2021, the Company entered into the Seventh Amendment. Under the Seventh Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the $24 million Revolving Loan and $6.36 million Term Loan to July 31, 2022, and (b) amending the leverage ratio covenant for the fiscal quarters ending on and after March 31, 2021, to 4.0 to 1.0, determined at the end of each fiscal quarter for the trailing four-quarter period then ended (or, in the case of the fiscal quarter ended March 31, 2021, determined on an annualized basis for the three-quarter period then ended). Additionally, under the Seventh Amendment, BankUnited waived late delivery of certain financial information. See Part II, Item 8, Note 18, “Subsequent Events” in the notes to the consolidated financial statements included in this Comprehensive Form 10-K/A for a discussion of the Seventh Amendment.

On October 28, 2021, the Company entered into the Eighth Amendment. Under the Eighth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to December 31, 2022, (b) reducing the aggregate revolving line of credit from $24 million to $21 million while eliminating the requirement to maintain a minimum $3.0 million in a combination of line of credit availability and unrestricted cash, (c) providing for the repayment of an additional $750,000 of the principal balance of the term loan in three installments of $250,000 on November 30, 2021, December 31, 2021 and March 31, 2022 in addition to $200,000 regular monthly principal payments through maturity, (d) amending the minimum debt service coverage ratio covenant for the fiscal quarters ending on and after June 30, 2021 to provide for a ratio of 1.5 to 1.0, and (e) amending the maximum leverage ratio covenant as follows: for the fiscal quarter ending on March 31, 2021 - 5.0 to 1.0; for the fiscal quarter ending June 30, 2021 - 4.75 to 1.0; for the fiscal quarter ending September 30, 2021 - 4.25 to 1.0 and for the fiscal quarter ended Deccember 31, 2021 and thereafter - 4.0 to 1.0, determined at the end of each fiscal quarter for the trailing four-quarter period then ended (or, in the case of the fiscal quarter ended March 31, 2021, determined on an annualized basis for the three-quarter period then ended). Additionally, under the Eighth Amendment, BankUnited waived certain covenant non-compliance and waived temporarily, late delivery of certain financial information. See Part II, Item 8, Note 18, “Subsequent Events” in the notes to the consolidated financial statements included in this Comprehensive Form 10-K/A for a discussion of the Eighth Amendment.

PPP Loan

On April 10, 2020, we entered into the PPP Loan with Dime as the Lender, in an aggregate principal amount of $4,795,000, pursuant to the Paycheck Protection Program under the CARES Act. The PPP Loan was evidenced by a promissory note (“Note”). Subject to the terms of the Note, the PPP Loan bore interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, had an initial term of two years, and was unsecured and guaranteed by the SBA. The Note provided for customary events of default including, among other things, cross-defaults on any other loan with the Lender. The PPP Loan may be accelerated upon the occurrence of an event of default.

On November 2, 2020, the Company applied to the Lender for full forgiveness of the PPP Loan as calculated in accordance with the terms of the CARES Act, as modified by the Paycheck Protection Flexibility Act. On July 13, 2021, the Company received notification through Dime that the PPP Loan and accrued interest thereon have been fully forgiven by the SBA and that the forgiveness payment date was July 1, 2021. The forgiveness of the PPP Loan will be recognized during the Company’s third fiscal quarter ending September 30, 2021.

We believe that our existing resources will be sufficient to meet our current working capital needs for at least the next 12 months from the date of issuance of our consolidated financial statements. However, our working capital requirements can vary significantly, depending in part on the timing of new program awards and the payment terms with our customers and suppliers. If our working capital needs exceed our cash flows from operations, we would look to our cash balances and availability for borrowings under our borrowing arrangement to satisfy those needs, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts, if at all.

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

Three and Nine Months Ended September 30, 2020 (as restated) as Compared to the Three and Nine Months Ended September 30, 2019

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in this report.

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Funded backlog consists of aggregate funded values under such contracts and purchase orders, excluding the portion previously included in operating revenues pursuant to ASC 606. Unfunded backlog is the estimated amount of future orders under the expected duration of the programs. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our total backlog as of September 30, 2020 and December 31, 2019 was as follows:

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

The total backlog at September 30, 2020 is primarily comprised of long-term programs with Raytheon (NGJ-MB), Northrop Grumman (E-2D and Wet Outer Wing Panel (“WOWP”)), U.S. Air Force (T-38), Boeing A-10, HIRRS (Hovering InfraRed Suppression System), Embraer E175, F16 Rudder Island, and Sikorsky Stabilator. Funded backlog is primarily from purchase orders under long-term contracts with Northrop Grumman (E-2D and WOWP), Raytheon (NGJ-MB), Boeing A-10, HIRRS, and U.S. Air Force (T-38).

Results of Operations

Revenue

Revenue for the three months ended September 30, 2020 was $25,576,718 compared to $22,689,762 for the same period last year, an increase of $2,886,956 or 12.7%. The increase was primarily related to the new multi-year award for the Northrop Grumman E2D program as well as increases related to the programs T-38 Pacer, Northrop Grumman WOWP and the F16 Rudder Island. These revenue increases were offset primarily by the Raytheon NGJ-MB program, which was essentially complete by December 31, 2019. There was also a decrease in the G650 program.

Revenue for the nine months ended September 30, 2020 was $62,175,872 compared to $64,779,858 for the same period last year, a decrease of $2,603,986 or 4%. The year to date decrease was driven by the Raytheon NGJ-MB program and the G650 program as described above. In addition, we had year to date decreases in the Sikorsky fuel panels and WPA (Weapons Pylon Assembly) programs.

Revenue from government subcontracts was $20,887,968 for the three months ended September 30, 2020 compared to $16,179,389 for the three months ended September 30, 2019, an increase of $4,708,579 or 29%. The increase in revenue related to the start of a new multi-year award for the Northrop Grumman E2D program as well as increases related to the following programs NGC WOWP, and F16 Rudder Island, and was partially offset by a decrease in the Raytheon NGJ-MB program as described above.

Revenue from government subcontracts was $47,829,529 for the nine months ended September 30, 2020 compared to $44,592,902 for the nine months ended September 30, 2019, an increase of $3,236,627 or 7.2%. The increase was primarily related to the Raytheon NGJ-MB program as described above and the Sikorsky fuel panels and WPA programs offset by increases in the following programs NGC E2D, WOWP, F16 Rudder Island, Lockheed Martin F35 and the Boeing A10.

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

Cost of Sales

Cost of sales for the three months ended September 30, 2020 and 2019 was $21,369,687 and $20,757,649, respectively, an increase of $612,038 or 2.9%. The increase in this quarter is substantially less than the increase in revenue due to more margin contribution from higher margin defense programs, and decreases to the loss contract reserve.

Cost of sales for the nine months ended September 30, 2020 and 2019 was $55,999,518 and $58,120,687, respectively, a decrease of $2,121,169 or 3.6%. This decrease is due to more margin contribution from higher margin defense programs offset by changes in inventory levels.

The components of the cost of sales were as follows:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Procurement	$17,422,838	$11,941,699	$39,301,649	$37,128,787
Labor	1,670,257	1,967,144	4,919,711	5,876,663
Factory OH	4,715,955	5,164,788	15,032,135	15,088,391
Inventory Change	(1,748,037)	1,647,414	(3,310,199)	(764,898)
Other costs (credit)	(691,326)	36,604	56,222	791,744
Cost of sales	$21,369,687	$20,757,649	$55,999,518	$58,120,687

Procurement for the three months ended September 30, 2020 was $17,422,838 compared to $11,941,699 for the three months ended September 30, 2019, an increase of $5,481,139 or 45.9%. This increase is primarily the result of an increase in procurement for the E2D and WOWP programs.

Procurement for the nine months ended September 30, 2020 was $39,301,649 compared to $37,128,787 for the nine months ended September 30, 2019, an increase of $2,172,862 or 5.9%. This increase was primarily due to an increase in procurement for the E2D and WOWP programs.

Labor costs for the three months ended September 30, 2020 were $1,670,257 compared to $1,967,144 for the three months ended September 30, 2019, a decrease of $296,887 or 15.1%. The decrease is primarily the result of lower direct labor  requirements on the Raytheon NGJ-MB, Honda Jet and G650 programs.

Labor costs for the nine months ended September 30, 2020 were $4,919,711 compared to $5,876,663 for the nine months ended September 30, 2019, a decrease of $956,952 or 16.3%. The decrease is primarily the result of the absence in 2020 of labor associated with the NGJ pod program, which was very labor intensive, as well as lower labor on the HondaJet and G650 programs.

Factory overhead for the three months ended September 30, 2020 was $4,715,955 compared to $5,164,788 for the three months ended September 30, 2019, a decrease of $448,833 or 8.7%. This decrease is primarily due to a decrease in factory supplies and indirect labor.

Factory overhead for the nine months ended September 30, 2020 was $15,032,135 compared to $15,088,391 for the nine months ended September 30, 2019, a decrease of $56,256 or 0.4%.

Changes in inventory for the three months ended September 30, 2020 resulted in a change to cost of sales (COS) of $(1,748,037) compared to $1,647,414 for the three months ended September 30, 2019 primarily due to changes   in investment in the WMI product line.

Changes in inventory for the nine months ended September 30, 2020 resulted in a change to COS of $(3,310,199) compared to $(764,898) for the nine months ended September 30, 2019 primarily due to changes in investment in the WMI product line.

Other costs (credit), net for the three months ended September 30, 2020 were $(691,326) compared to $36,604 for the three months ended September 30, 2019 primarily the result of changes to loss contract reserves, absorption variances and other direct charges to cost of goods sold.

Other costs (credit), net for the nine months ended September 30, 2020 were $56,222 compared to $791,944 for the nine months ended September 30, 2019 primarily the result of changes to loss contract reserves, inventory reserves absorption variances and other direct charges to cost of goods sold.

Gross Profit

Gross profit for the three months ended September 30, 2020 was $4,207,031 compared to $1,932,113 for the three months ended September 30, 2019, an increase of $2,274,918 or 117.7%. This was primarily the result of an increase in revenue on higher margin defense programs.

Gross profit for the nine months ended September 30, 2020 was $6,176,354 compared to $6,659,171 for the nine months ended September 30, 2019, a decrease of $482,817 or 7.3%, primarily driven by increases to the loss contract reserves and inventory reserves offset by a favorable mix of higher margin defense programs offset by lower revenue.

Favorable/Unfavorable Adjustments to Gross Profit (Loss)

During the nine months ended September 30, 2020 and 2019, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in changes in total gross profit as follows:

	Nine months ended
	September 30, 2020	September 30, 2019
Favorable adjustments	$1,670,388	$1,483,225
Unfavorable adjustments	(2,831,947)	(1,609,212)
Net adjustments	$(1,161,559)	$(125,987)

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

Income (Loss) Before Provision for Income Taxes

Income (loss) before provision for income taxes for the three months ended September 30, 2020 was $847,379 compared to $(1,252,580) for the same period last year, an increase in income of $2,099,959 or 167.7%. The increase was driven by a combination of an increase in gross profit as a result of an increase in revenue and a favorable program mix, an increase in SG&A expenses as a result of increased accounting and legal fees related to the restatement and a decrease in interest expense.

Income (loss) before provision for income taxes for the nine months ended September 30, 2020 was $(3,868,437) compared to $(3,065,150) for the same period last year, an increase in loss of $803,287 or 26.2%. The increase in loss is a combination of a decrease in gross profit as a result of unfavorable program mix, additional inventory reserves and increase in SG&A expenses as a result of increased accounting and legal fees related to the restatement and a decrease in interest expense.

Provision for Income Taxes

Provision for income taxes was $9,714 for the nine months ended September 30, 2020, compared to a provision for income taxes of $5,784 for the nine months ended September 30, 2019. The tax provision relates to state minimum and franchise taxes for the year.

Net Income (Loss)

Net income (loss) for the three months ended September 30, 2020 was $839,765 or $0.07 per basic share, compared to a loss of $(1,255,051) or $(0.11) per basic share, for the same period last year. Diluted income (loss) per share was $0.07 for the three months ended September 30, 2020 calculated utilizing 11,917,149 weighted average shares outstanding. Diluted income (loss) per share was $(0.11) for the three months ended September 30, 2019 calculated utilizing 11,838,862 weighted average shares outstanding. The decrease in net loss was primarily driven by an increase in gross profit, as well as an increase in SG&A.

Net loss for the nine months ended September 30, 2020 was $(3,878,151) or $(0.33) per basic share, compared to a loss of $(3,070,934) (restated) or $(0.26) per basic share, for the same period last year. Diluted income (loss) per share was $(0.33) for the nine months ended September 30, 2020 calculated utilizing 11,862,506 weighted average shares outstanding. Diluted loss per share was $(0.26) for the nine months ended September 30, 2019 calculated utilizing 11,796,580 weighted average shares outstanding. The decrease in net loss was primarily driven by an increase in gross profit, an increase in SG&A, offset by lower interest expense.

Liquidity and Capital Resources

General

At September 30, 2020, we had working capital of $8,900,938 compared to working capital of $11,551,636 at December 31, 2019, a decrease of $2,650,698 or 22.9%.

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

At September 30, 2020, we had a cash balance of $3,589,095 compared to $4,052,109 at December 31, 2019. The cash balance as of September 30, 2020 excluded an administratively delayed cash receipt from the U.S. Government of $2.6 million that was received October 5, 2020. Additionally, at September 30, 2020 and December 31, 2019, we had $1,380,684 of restricted cash, which is cash held in escrow pursuant to the WMI acquisition and the determination of a final working capital adjustment. As disclosed elsewhere in this Form 10-K/A, as of December 23, 2020, the Company and Air Industries entered into the Settlement Agreement, which resolves the post-closing working capital adjustment dispute in exchange for the release to the Company of the $1,381,000 cash remaining in escrow. Such amount was released from escrow to the Company on December 28, 2020. The BankUnited Facility contains a minimum liquidity covenant that requires the Company to maintain at all times a minimum amount of $3 million in either unrestricted cash or revolving credit availability or any combination thereof.

We believe that our existing resources as of September 30, 2020, which includes $3.3 million of availability under the BankUnited Facility, will be sufficient to meet our current working capital needs for at least the next 12 months from the date of issuance of our consolidated financial statements.

Three and Six Months Ended June 30, 2020 (as restated) as Compared to the Three and Six Months Ended June 30, 2019

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in this report.

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Funded backlog consists of aggregate funded values under such contracts and purchase orders, excluding the portion previously included in operating revenues pursuant to ASC 606. Unfunded backlog is the estimated amount of future orders under the expected duration of the programs. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our total backlog as of June 30, 2020 and December 31, 2019 was as follows:

Backlog (Total)	June 30, 2020	December 31, 2019
Funded	$205,176,000	$147,647,000
Unfunded	337,439,000	414,231,000
Total	$542,615,000	$561,878,000

Approximately 90% of the total amount of our backlog at June 30, 2020 was attributable to government contracts. Our backlog attributable to government contracts at June 30, 2020 and December 31, 2019 was as follows:

Backlog (Government)	June 30, 2020	December 31, 2019
Funded	$201,815,000	$136,932,000
Unfunded	285,452,000	359,770,000
Total	$487,267,000	$496,702,000

Our backlog attributable to commercial contracts at June 30, 2020 and December 31, 2019 was as follows:

Backlog (Commercial)	June 30, 2020	December 31, 2019
Funded	$3,361,000	$10,715,000
Unfunded	51,987,000	54,461,000
Total	$55,348,000	$65,176,000

The total backlog at June 30, 2020 is primarily comprised of long-term programs with Raytheon (NGJ-MB), Northrop Grumman (E-2D and WOWP), USAF (T-38) and Boeing A-10. Funded backlog is primarily from purchase orders under long-term contracts with Northrop Grumman (E-2D and WOWP), Raytheon (NGJ-MB), Boeing A-10 and HIRRS (Hovering InfraRed Suppression System).

Results of Operations

Revenue

Revenue for the three months ended June 30, 2020 was $19,740,767 compared to $20,101,713 (restated) for the same period last year, a decrease of $360,946 or 1.8%. The decrease was primarily related to timing of the Raytheon NGJ-MB program. We had significant revenue in the year-ago period from the first development phase of the Raytheon NGJ-MB program, which was essentially complete by December 31, 2019. There was also a decrease in the G650 program which has been terminated. These revenue decreases were partially offset by an increase in revenue relating to the start of a new multi-year award for the Northrop Grumman E2D program as well as increases related to the T-38 Pacer program and the NGC WOWP program.

Revenue for the six months ended June 30, 2020 was $36,599,154 compared to $42,090,096 (restated) for the same period last year, a decrease of $5,490,942 or 13%. The year to date decrease was driven by the same programs as the quarterly decrease stated above and in addition we had year to date decreases in the Sikorsky fuel panels and WPA programs.

Revenue from government subcontracts was $14,235,552 for the three months ended June 30, 2020 compared to $13,663,551 (restated) for the three months ended June 30, 2019, an increase of $572,001 or 4.2%. The increase in revenue relating to the start of a new multi-year award for the Northrop Grumman E2D program as well as increases related to the NGC WOWP program was offset by a decrease in the Raytheon NGJ-MB program as described above.

Revenue from government subcontracts was $26,941,560 for the six months ended June 30, 2020 compared to $28,413,514 (restated) for the six months ended June 30, 2019, a decrease of $1,471,954 or 5.2%. The decrease was primarily related to the Raytheon NGJ-MB program as described above and the Sikorsky fuel panels and WPA programs offset by increases in the NGC E2D and WOWP programs.

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

Cost of Sales

Cost of sales for the three months ended June 30, 2020 and 2019 was $17,924,428 and $17,858,070 (restated), respectively, an increase of $66,358 or 0.4%. This increase is the result of the increase in other cost factors noted below.

Cost of sales for the six months ended June 30, 2020 and 2019 was $34,629,831 and $37,363,038 (restated), respectively, a decrease of $2,733,207 or 7.3%. This decrease is the result of the comparable decrease in revenue and the specific program related factors noted below.

The components of the cost of sales were as follows:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019 (restated)	June 30, 2020	June 30, 2019 (restated)

Procurement	$11,622,405	$12,295,771	$21,878,811	$25,187,087
Labor	1,731,273	1,929,761	3,351,476	3,909,520
Factory overhead	4,880,981	4,907,050	10,316,180	9,923,603
Other costs (credit)	(310,231)	(1,274,512)	(916,636)	(1,657,172)
Cost of sales	$17,924,428	$17,858,070	$34,629,831	$37,363,038

Procurement for the three months ended June 30, 2020 was $11,622,405 compared to $12,295,771 (restated) for the three months ended June 30, 2019, a decrease of $673,366 or 5.5%. This decrease is primarily the result of a push out of procurement costs based on need dates.

Procurement for the six months ended June 30, 2020 was $21,878,811 compared to $25,187,087 (restated) for the six months ended June 30, 2019, a decrease of $3,308,276 or 13.1%. This decrease is primarily the result of a decrease in procurement related to the Raytheon NGJ-MB program which was essentially complete by December 31, 2019. This decrease was partially offset by an increase in procurement for the E2D and WOWP programs.

Labor costs for the three months ended June 30, 2020 were $1,731,273 compared to $1,929,761 (restated) for the three months ended June 30, 2019, a decrease of $198,488 or 10.3%. The decrease is primarily the result of lower direct labor application due to effects of COVID-19.

Labor costs for the six months ended June 30, 2020 were $3,351,476 compared to $3,909,520 (restated) for the six months ended June 30, 2019, a decrease of $558,044 or 14.3%. The decrease is primarily the result of the absence in 2020 of labor associated with the NGJ pod program, which was very labor intensive, as well as lower labor in the G650 program.

Factory overhead for the three months ended June 30, 2020 was $4,880,981 compared to $4,907,050 (restated) for the three months ended June 30, 2019, a decrease of $26,069 or 0.5%. This decrease is primarily due to a decrease in rent and factory supplies offset by an increase in indirect labor.

Factory overhead for the six months ended June 30, 2020 was $10,316,180 compared to $9,923,603 (restated) for the six months ended June 30, 2019, an increase of $392,577 or 4.0%. This decrease is primarily a result of changes in overhead absorption.

Other costs (credit), net for the three months ended June 30, 2020 were $(310,231) compared to $(1,274,512) (restated) for the three months ended June 30, 2019, a decrease of the credit of $964,281. Other costs (credit) primarily include net changes to ending net inventory values and loss contract reserves.

Other costs (credit), net for the six months ended June 30, 2020 were $(916,636) compared to $(1,657,172) (restated) for the six months ended June 30, 2019, a decrease of the credit of $740,536. This decrease is primarily due to changes to ending net inventory values and loss contract reserves.

Gross Profit

Gross profit for the three months ended June 30, 2020 was $1,816,339 compared to $2,243,643 (restated) for the three months ended June 30, 2019, a decrease of $427,304 or 19%, primarily the result of unfavorable program mix.

Gross profit for the six months ended June 30, 2020 was $1,969,323 compared to $4,727,058 (restated) for the six months ended June 30, 2019, a decrease of $2,757,735 or 58.3%, primarily driven by lower revenue, unfavorable program mix and additional inventory and loss contract reserves.

Favorable/Unfavorable Adjustments to Gross Profit (Loss)

During the six months ended June 30, 2020 and 2019, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in changes in total gross profit as follows:

	Six months ended
	June 30, 2020	June 30, 2019
Favorable adjustments	$1,268,033	$1,832,378
Unfavorable adjustments	(2,017,618)	(755,632)
Net adjustments	$(749,585)	$1,076,746

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

Loss Before Provision for Income Taxes

Loss before provision for income taxes for the three months ended June 30, 2020 was $(1,359,039) compared to $(879,531) (restated) for the same period last year, an increase in loss of $479,508 or 54.5%. The decrease in loss was driven by a combination of a decrease in gross profit as a result of unfavorable program mix, an increase in SG&A expenses as a result of increased accounting and legal fees related to the restatement and a decrease in interest expense.

Loss before provision for income taxes for the six months ended June 30, 2020 was $(4,715,816) compared to $(1,812,570) (restated) for the same period last year, an increase in loss of $2,903,246 or 160.2%. The increase in loss is a combination of a decrease in gross profit as a result of lower revenue, unfavorable program mix, additional inventory and loss contract reserves and an increase in SG&A expenses as a result of increased accounting and legal fees related to the restatement and a decrease in interest expense.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes was $2,100 for the six months ended June 30, 2020, compared to a provision for (benefit from) income taxes of $3,313 (restated) for the six months ended June 30, 2019. The tax provision relates to state minimum and franchise taxes for the year.

Net Loss

Net loss for the three months ended June 30, 2020 was $(1,360,561) or $(0.11) per basic share, compared to a loss of $(881,167) (restated) or $(0.07) per basic share, for the same period last year. Diluted loss per share was $(0.11) for the three months ended June 30, 2020 calculated utilizing 11,855,404 weighted average shares outstanding. Diluted loss per share was $(0.07) for the three months ended June 30, 2019 calculated utilizing 11,817,713 weighted average shares outstanding. The increase in net loss was primarily driven by a decrease in gross profit, an increase in SG&A and a decrease in interest expense as described above.

Net loss for the six months ended June 30, 2020 was $(4,717,916) or $(0.40) per basic share, compared to a loss of $(1,815,883) (restated) or $(0.15) per basic share, for the same period last year. Diluted loss per share was $(0.40) for the six months ended June 30, 2020 calculated utilizing 11,846,260 weighted average shares outstanding. Diluted loss per share was $(0.15) for the six months ended June 30, 2019 calculated utilizing 11,776,107 weighted average shares outstanding. The increase in net loss was primarily driven by the decrease in gross profit as a result of lower revenue unfavorable program mix, additional inventory and loss contract reserves as described above.

Liquidity and Capital Resources

General

At June 30, 2020, we had working capital of $9,092,724 compared to working capital of $11,551,636 at December 31, 2019, a decrease of $2,458,912 or 21.3%.

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

Three Months Ended March 31, 2020 (as restated) as Compared to the Three Months Ended March 31, 2019

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in this report.

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Funded backlog consists of aggregate funded values under such contracts and purchase orders, excluding the portion previously included in operating revenues pursuant to ASC 606. Unfunded backlog is the estimated amount of future orders under the expected duration of the programs. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts. Our total backlog as of March 31, 2020 and December 31, 2019 was as follows:

Backlog (Total)	March 31, 2020	December 31, 2019
Funded	$207,295,000	$147,647,000
Unfunded	345,268,000	414,231,000
Total	$552,563,000	$561,878,000

Approximately 90% of the total amount of our total backlog at March 31, 2020 was attributable to government contracts. Our backlog attributable to government contracts at March 31, 2020 and December 31, 2019 was as follows:

Backlog (Government)	March 31, 2020	December 31, 2019
Funded	$202,611,000	$136,932,000
Unfunded	292,714,000	359,770,000
Total	$495,325,000	$496,702,000

Our backlog attributable to commercial contracts at March 31, 2020 and December 31, 2019 was as follows:

Backlog (Commercial)	March 31, 2020	December 31, 2019
Funded	$4,684,000	$10,715,000
Unfunded	52,554,000	54,461,000
Total	$57,238,000	$65,176,000

The total backlog at March 31, 2020 is primarily comprised of long-term programs with Raytheon (NGJ-MB), Northrop Grumman (E-2D and WOWP), Sikorsky (fuel panels), Lockheed Martin (F35), USAF (T-38), Boeing A-10 and Honda (HondaJet). Funded backlog is primarily from purchase orders under long-term contracts with Northrop Grumman (E-2D and WOWP), Raytheon (NGJ-MB), Boeing A-10 and HIRRS (Hovering InfraRed Suppression System) and the USAF (T-38).

Results of Operations

Revenue

Revenue for the three months ended March 31, 2020 was $16,858,386 compared to $21,988,384 (restated) for the same period last year, a decrease of $5,129,998 or 23.3%. The decrease was primarily related to timing. We had significant revenue in the year-ago period from the first development phase of the Raytheon NGJ-MB program, which was essentially complete by December 31, 2019. The revenue decrease was partially offset by an increase in revenue relating to the start of a new multi-year award for the Northrop Grumman E2D program.

Revenue from government subcontracts was $12,706,008 for the three months ended March 31, 2020 compared to $14,749,963 (restated) for the three months ended March 31, 2019, a decrease of $2,043,955 or 13.9%. The decrease in revenue is primarily the result of the substantial completion of the Raytheon NGJ-MB program by December 31, 2019, offset by an increase relating to the start of a new multi-year award for the Northrop Grumman E2D program.

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

Cost of Sales

Cost of sales for the three months ended March 31, 2020 and 2019 was $16,705,403 and $19,504,968 (restated), respectively, a decrease of $2,799,565 or 14.4%. This decrease is the result of the comparable decrease in revenue and the specific program related factors noted below.

The components of the cost of sales were as follows:

	Three months ended
	March 31, 2020	March 31, 2019 (restated)

Procurement	$10,256,406	$12,891,316
Labor	1,736,854	1,979,759
Factory overhead	5,435,199	5,016,553
Other costs (credits)	(723,056)	(382,660)
Cost of Sales	$16,705,403	$19,504,968

Procurement for the three months ended March 31, 2020 was $10,256,406 compared to $12,891,316 (restated) for the three months ended March 31, 2019, a decrease of $2,634,910 or 20.4%. This decrease is primarily the result of a decrease in procurement related to the Raytheon NGJ-MB development program which was essentially complete by December 31, 2019.

Labor costs for the three months ended March 31, 2020 were $1,736,854 compared to $1,979,759 (restated) for the three months ended March 31, 2019, a decrease of $242,905 or 12.3%. The decrease is primarily the result of the absence in 2020 of labor associated with the NGJ-MB program, which was very labor intensive.

Factory overhead for the three months ended March 31, 2020 was $5,435,199 compared to $5,016,553 (restated) for the three months ended March 31, 2019, an increase of $418,646 or 8.3%. This increase is due to an increase in indirect labor and healthcare costs.

Other costs (credit), net for the three months ended March 31, 2020 were $(723,056) compared to $(382,660) (restated) for the three months ended March 31, 2019, an increase of the credit of $340,396. Other costs / (credits) primarily include net changes to ending net inventory values, loss contract reserves and absorption variances. The change in the three months ended March 31, 2020 is primarily due to growth in inventory and increase in the inventory reserves.

Gross Profit

Gross profit for the three months ended March 31, 2020 was $152,983 compared to $2,483,416 (restated) for the three months ended March 31, 2019, a decrease of $2,330,433 or 93.8%, primarily the result of lower gross profit on the Raytheon NGJ-MB program due to the program’s substantial completion in December 2019 and unfavorable program mix and increases to the inventory reserve.

Favorable/Unfavorable Adjustments to Gross Profit (Loss)

During the three months ended March 31, 2020 and 2019, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in decreases in total gross profit as follows:

	Three months ended
	March 31, 2020	March 31, 2019
Favorable adjustments	$488,762	$1,701,213
Unfavorable adjustments	(1,831,566)	(407,576)
Net adjustments	$1,342,804	$1,293,637

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2020 were $3,093,090 compared to $2,905,686 (restated) for the three months ended March 31, 2019, an increase of $187,404 or 6.4%. This increase was primarily driven by an increase in professional fees.

Loss Before Provision for Income Taxes

Loss before provision for income taxes for the three months ended March 31, 2020 was $(3,356,777) compared to $(933,039) (restated) for the same period last year, an increase in loss of $2,423,738 or 259.8%. The increase in loss was primarily driven by the decrease in revenue as described above.

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

Net Loss

Net loss for the three months ended March 31, 2020 was $(3,357,355) or $(0.29) per basic share, compared to a loss of $(934,716) (restated) or $(0.08) per basic share, for the same period last year. Diluted loss per share was $(0.29) for the three months ended March 31, 2020 calculated utilizing 11,837,014 weighted average shares outstanding. Diluted loss per share was $(0.08) for the three months ended March 31, 2019 calculated utilizing 11,736,305 weighted average shares outstanding. The increase in net loss was primarily driven by the decrease in revenue as described above.

Liquidity and Capital Resources

General

At March 31, 2020, we had working capital of $8,148,760 compared to working capital of $11,551,636 at December 31, 2019, a decrease of $3,402,876 or 29.5%.

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

This information appears following Item 15 of this Comprehensive Form 10-K/A and is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2020. Based on this evaluation of our disclosure controls and procedures, management has concluded that our disclosure controls and procedures were not effective due to the material weaknesses described below which resulted in reporting errors requiring the restatements of our financial statements described in this Comprehensive Form 10-K for the years ended December 31, 2020 and December 31, 2019 and for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2020 and December 31, 2019 because of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In connection with management’s evaluation of the Company’s internal control over financial reporting described above, management has identified the deficiencies described below that constitute a material weakness in our internal control over financial reporting as of December 31, 2020 and December 31, 2019. One of these deficiencies led to material errors in our previously issued consolidated financial statements, which in turn led to the restatement of those previously issued consolidated financial statements, as described in Part II, Item 8, Note 17 “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements included in this Comprehensive Form 10-K/A.

Control Environment, Risk Assessment, Control Activities and Monitoring

We did not maintain effective internal control over financial reporting related to control environment, risk assessment, control activities and monitoring:

●	There were insufficiently documented Company accounting policies and insufficiently detailed Company procedures to put policies into effective action.

●	The design and implementation of internal controls related to cut-off procedures were not sufficient to ensure proper accounting for in-transit items.
●	The design and implementation of internal controls related to monitoring and review of inventory costing were not sufficient to ensure proper valuation of appropriately stated inventory costs.
●	The design and implementation of internal controls related to the establishment, and monitoring and review, of loss contract and excess and obsolete reserves were not sufficient to ensure proper accounting for the associated reserves.
●	The information technology general controls associated with proper change management were not sufficient to ensure the accuracy and adequacy of the resulting changes.

●	The design and implementation of internal controls related to preparation and review of financial statements and the related disclosures were not sufficient to ensure the completeness and accuracy of those financial statements and required disclosures.

Accounting for Inventory and related IT environment

During the first quarter of 2021, we identified material weaknesses from the month end closing process and INFORXA module used by the Company to maintain the perpetual inventory reporting. The following issues were identified which led to the need to restate the financial results for the twelve months ended December 31, 2020 and December 31, 2019, and the financial results for the three months ended March 31, 2020, June 30, 2020 and September 30, 2020:

●	Double Labor and Overhead: The Company’s perpetual inventory system did not work as intended to ensure the correct amount of labor incurred is accounted for in inventory, and it did not include any control or reporting to detect that a reversing transaction in the coding was not occurring, which resulted in duplicate labor applied to inventory. The Company did not have a control in place to adequately review and approve the reasonableness of the entries posted to the general ledger to record differences in cost of goods sold for the differences between general ledger inventory and the perpetual inventory system’s balances.

●	Unit of measure: As part of the first quarter 2021 closing process, we identified that that the perpetual inventory included some unit of measure errors which were not detected and corrected within the 2020 general ledger. Units of Measure (“UM”) were not consistent between quantities ordered and quantities received for certain classes of purchased parts. This resulted in overstatements of inventory values due to UM’s not being consistent with unit prices on purchase orders to suppliers. Errors occurred when the need for corrections to unit costs went undetected until a subsequent quarter as a result of (a) only having a detective control in place to scan for apparent UM issues that stand out when our accounting department reviews the month-end perpetual inventory reports, and (b) not having a comprehensive enough list of the commodity codes in the UM conversion tables within the perpetual inventory system.

●	Average Cost: The pre-implementation testing that was performed in the test environment on an INFORXA Software Patch that was written and went live into the system in July 2020 did not detect that the system as patched would erroneously omit the reset of one field used by the system in calculating the average cost per unit correctly, thus causing the live system as patched to perform incorrect average cost calculations on some parts.

●	Inventory Accrual: The monthly journal entry log used to manage the month end close process did not contain the requirement to determine and post a month end QC01 (inventory received in-house awaiting quality inspection) inventory accrual. An automated accrual for goods received, not yet in inventory does not occur until after the parts have passed QC. Until the parts pass QC, they are in the warehouse location “QC01”. Therefore, the Company needs to record an accrual to increase its purchases of inventory for those goods in QC01 at each balance sheet date since there is no automated accrual performed by the perpetual inventory system.

●	Deferral of Under-Absorbed Overhead in the Balance Sheet: The monthly journal entry log used to manage the month end close process did not contain the requirement to determine and post a full absorption adjustment (under/over absorbed overhead deferral into inventory). As such, the company did not have a process to record over or under absorbed overhead at the end of each quarter.

●	Loss Contract Reserve for Contracts where Revenue and Costs are Recognized on a Point-in-Time Basis (“Non-POC Contracts”): There was no evaluation of Non-POC Contracts to determine if a loss reserve should be established and maintained for Non-POC Contracts which management has reason to believe may result in losses.

●	Excess and Obsolete Inventory Reserve: There was no process for evaluating and recording reserves against inventory for excess and obsolete inventory.

Remediation efforts underway for the 2020 and First Quarter 2021 Material Weaknesses

During 2021, we have begun to implement new controls designed to remediate the 2020 material weaknesses described above under Control Environment, Risk Assessment, Control Activities and Monitoring and Accounting for Inventory & related IT environment, such as:

●	The recruitment and hiring of a new Chief Financial Officer

●	The recruitment and hiring of a new Controller

●	Newly designed month-end accruals for in-transit inventory

●	Diagnosis, design, testing and implementation of software changes to our perpetual inventory system to correct the Inventory Costing Errors

●	The implementation of new operating procedures related to inventory management and costing

●	The implementation of new accounting procedures related to ensure sufficient reserves are established and maintained for::

o	any anticipated contract losses

o	any reductions in the market values of inventory below cost

o	any excess or obsolete inventory

Notwithstanding the conclusion by our management that our controls and procedures as of December 31, 2020 and December 31, 2019 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described above, management believes that the consolidated financial statements and related financial information included in this Comprehensive Form 10-K/A fairly present in all material respects our financial position, results of operations and cash flows as of and for the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP.

Remediation of Previously Reported 2019 Material Weakness

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

During the course of 2020, we have implemented measures to remediate the underlying causes that gave rise to the previously disclosed material weaknesses and material errors. These measures include the Welding Metallurgy operations as they were incorporated into CPI Aero’s operations as of December 31, 2019. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to further the overall objective to design and operate internal controls that mitigate identified risks and enable an effective system of internal control over external financial reporting.

CPI Aero is a non-accelerated filer for 2020. As such, CPI Aero is not subject to the requirement to have an auditor attestation report on internal control over financial reporting in the Annual Report on Form 10-K and Comprehensive Form 10-K/A filed in 2021 for 2020. Accordingly, based upon its internal testing which is performed by a national public accounting and advisory firm, management believes that as of December 31, 2020, it has successfully remediated the internal control weaknesses which gave rise to the material errors in our prior financial statements.

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

For years subsequent to 2019, the Company has implemented an improved 404 compliant ITGC testing program. The Company has identified relevant ITGCs for key financial systems relating to Change Management, Logical Security, Physical Security, and Computer Operations. We have engaged a national public accounting and advisory firm to test the design, implementation and operating effectiveness of the controls.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts underway as referred to above, and the First Quarter 2021 Material Weaknesses referred to above, There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as described above.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age, and position of each of the Company’s named executive officers and members of the board of directors:

Name	Age	Director Since	Position & Board Committees
Carey Bond	61	2016	Vice Chairman of the board of directors Compensation & Human Resources Committee (Chair), Nominating & Corporate Governance Committee, Strategic Planning Committee, Oversight Committee (Chair)
Richard S. Caswell	63	2020	Director Audit & Finance Committee (Chair)
Andrew L. Davis	54	—	Chief Financial Officer and Secretary
Michael Faber	62	2013	Director Audit & Finance Committee, Nominating & Corporate Governance Committee (Chair)
Kenneth Hauser	59	—	Senior Vice President of Operations
Douglas McCrosson	59	2014	Chief Executive Officer, President, and Director Strategic Planning Committee
Walter Paulick	75	1992	Director Audit & Finance Committee, Nominating & Corporate Governance Committee, Oversight Committee
Thomas Powers	67	—	Former Acting Chief Financial Officer and Secretary*
Eric Rosenfeld	64	2003	Director Compensation & Human Resources Committee, Nominating & Corporate Governance Committee, Strategic Planning Committee (Chair)
Terry Stinson	79	2014	Chairman of the board of directors Compensation & Human Resources Committee, Strategic Planning Committee

*	Mr. Powers served as our Acting Chief Financial Officer and Secretary from February 12, 2020 to October 22, 2021. Previously, Dan Azmon served as our Chief Financial Officer from November 2019 until his resignation on February 10, 2020, and Vincent Palazzolo served as our Chief Financial Officer from 2004 until November 2019.

Certain individual experiences, qualifications, and skills of our directors that contribute to the board of directors’ effectiveness as a whole are described in the biographies set forth below.

Carey E. Bond is the Non-Executive Vice Chairman of the board of directors, a position which he has held since August 2020. Mr. Bond has been a director since December 2016, chair of our Compensation & Human Resources Committee since June 2019, and chair of the Oversight Committee since March 2020. Mr. Bond’s career as a corporate executive in the aviation industry has spanned over 30 years, where he has held successful leadership roles in several areas such as aircraft development and production, sales, service, and profit and loss ownership. Mr. Bond spent 10 years at Sikorsky Aircraft Corporation, a corporation specializing in designing, manufacturing and servicing helicopters, as Vice President, Corporate Strategy, Chief Marketing Officer, and President, Commercial Systems and Services. Mr. Bond currently serves on the board of directors of TECT Aerospace, NWI Aerostructures and NWI Precision, business units of TECT Corporation, a conglomerate of privately held aerospace companies. Mr. Bond has also served on the board of directors of domestic and international companies, namely Shanghai Sikorsky Aircraft Company Limited, New Eclipse Aerospace, and PZL Mielec Aircraft Company. Mr. Bond holds a Masters of Business Administration from Texas Christian University. Mr. Bond brings to our board of directors a seasoned expertise in the aerospace industry, an internationally-minded approach to business development, and general business acumen.

Richard S. Caswell has been a director since November 2020. Mr. Caswell served as a senior advisor of Bombardier Inc. from 2015-2020. From 1993-2015, Mr. Caswell served in several senior finance roles at United Technologies Corporation (now Raytheon Technologies Corporation, NYSE: RTX), including as Chief Financial Officer and Vice President, Finance of the Power, Controls & Sensing Systems segment of United Technologies Aerospace Services, as Chief Financial Officer and Vice President, Finance of Sikorsky Aircraft, and as Chief Financial Officer of Pratt & Whitney Canada. Previously, from 1983-1993, Mr. Caswell worked at Price Waterhouse (now PricewaterhouseCoopers), where he was a certified public accountant and where he held positions of increasing responsibility from staff auditor to senior audit manager. Mr. Caswell received a B.A. in economics from Alfred University and an M.S. in accounting from Syracuse University. Mr. Caswell brings to our board of directors a substantial financial background and extensive experience in financial planning, mergers and acquisitions, U.S. government contracting, tax and accounting matters.

Andrew L. Davis was appointed as our Chief Financial Officer and Secretary in October 2021. Mr. Davis has been employed by the Company since May 2021. From 2017 to 2020, Mr. Davis served as chief financial officer of Altice Technical Services, a division of Altice USA, Inc. (NYSE:ATUS), one of the largest broadband communications and video services providers in the United States. From 2007 to 2017, Mr. Davis worked at Emerson Radio Corporation, an NYSE-listed distributor of consumer electronics, first as vice president of finance and corporate controller and then as executive vice president and chief financial officer, a position he held for more than six years. Mr. Davis holds a Master of Business Administration degree from University of Connecticut in finance and a Bachelor of Business Administration degree in accounting from Iowa State University.

Michael Faber has been a director since August 2013 and chair of our Nominating & Corporate Governance Committee since June 2014. Since 1996, Mr. Faber has served as Chief Executive Officer of NextPoint Management Company, Inc., an investment and strategic advisory firm, advising family offices on a variety of issues, including asset manager selection and oversight, direct investing, and trust and estates. Additionally, Mr. Faber currently serves as a lead director of Invesque, Inc., a director of Capitalworks Emerging Markets Acquisition Corp., as a senior advisor to a family office with more than $2 billion in assets and as a director or senior advisor to a number of private companies and asset management firms. From 1990 to 2008, Mr. Faber was a General Partner of the NextPoint and Walnut family of investment funds, focusing on private equity, venture capital, and structured investments. Previously, Mr. Faber was a senior advisor to the law firm of Akerman, of counsel to the law firm of Mintz Levin, an attorney with the law firm of Arnold & Porter, and a senior consultant to The Research Council of Washington, the predecessor to The Corporate Executive Board Company. Mr. Faber has served on audit and compensation committees for a number of companies. Mr. Faber is an honors graduate and John M. Olin Fellow of the University of Chicago Law School and attended the Johns Hopkins University School of International Studies and the State University of New York. Mr. Faber brings to our board of directors his legal and financial expertise as well as his years of investment and general business experience.

Kenneth Hauser has been our Senior Vice President of Operations since 2020. Prior to that he was Vice President of Global Supply Chain Management since 2013. Prior to that, he held the position of Director, Global Supply Chain Management for which he was hired in 2011. Prior to joining CPI Aero, Mr. Hauser had a 30-year career at Northrop Grumman where he held various management positions for Manufacturing/Operations and Global Supply Chain. Mr. Hauser’s last position with Northrop Grumman was as the E-2D Global Supply Chain Program Manager, where he had responsibility for cost, quality and schedule performance of all procured parts and major aircraft structures. Mr. Hauser holds a Bachelor of Technology in Management of Technology from State University of New York at Farmingdale and a Master of Science in Management of Technology from Polytechnic University.

Douglas McCrosson has been our Chief Executive Officer, President and a director since March 2014. Mr. McCrosson joined the Company in 2003 as Director of Business Development. During his tenure, he has held positions of increasing responsibility, including Vice President of Business Development and Senior Vice President of Operations, where he headed CPI’s business development, engineering, procurement and manufacturing operations. Subsequently, he was promoted to the position of Chief Operating Officer in January 2010 before becoming President and Chief Executive Officer. He has 35 years of aerospace experience, having started his career as a mechanical engineer at Grumman Corporation, now Northrop Grumman. Mr. McCrosson holds a Bachelor of Science degree in mechanical engineering from the State University of New York at Buffalo and a Master of Science degree in Management from the New York University Polytechnic School of Engineering. He has served as a member of the Board of Governors of the Aerospace Industries Association, a trade association representing major aerospace and defense manufacturers and suppliers in the United States. He is a member of the board of directors of the Long Island Association, the leading business association in the Long Island region and he serves the local community as a Director of United Way of Long Island. Mr. McCrosson provides our board of directors with unique knowledge of the Company’s business, operations and management and his other extensive experience in the Company’s industry.

Walter Paulick has been a director since April 1992. He served as the chair of our Nominating & Corporate Governance Committee from March 2004 until June 2015 and as chair of our Audit Committee from June 2006 until April 2007. Mr. Paulick is a self-employed real estate development consultant. From 1982 to November 1992, Mr. Paulick was a vice president of Parr Development Company, Inc., a real estate development company. From 1974 to 1982, Mr. Paulick was a vice president of National Westminster U.S.A. Mr. Paulick holds an Associate degree in Applied Science from Suffolk Community College and a Bachelor of Business Administration from Dowling College. Mr. Paulick’s background in banking and real estate development, and his general business knowledge provides our board of directors with a diverse perspective on the Company’s industry and business in our region.

Thomas Powers served as our Acting Chief Financial Officer and Secretary from February 2020 to October 2021. Mr. Powers has been employed by the Company since January 2019, serving as Director of Financial Planning and Analysis until February 2020. Prior to joining the Company, Mr. Powers worked for Triumph Group, a multi-billion dollar publicly owned aerospace manufacturer, where he last served as Vice President of Financial Planning and Analysis. At Triumph, he previously held positions of Group Controller, Division Controller and served as Interim Chief Financial Officer.

Eric S. Rosenfeld is the Chairman Emeritus of our board of directors. Mr. Rosenfeld served as the non-executive chairman of our board of directors from January 2005 until November 2018. He has also served as chair of our Strategic Planning Committee since April 2003. Mr. Rosenfeld has been the President and Chief Executive Officer of Crescendo Partners, L.P., a New York based investment firm, since its formation in November 1998. Prior to forming Crescendo Partners, he held the position of Managing Director at CIBC Oppenheimer and its predecessor company, Oppenheimer & Co., Inc., for 14 years. Mr. Rosenfeld is the Chief SPAC Officer of Legato Merger Corp., a special purpose acquisition company formed in June 2020. Mr. Rosenfeld currently serves as a director for several companies, including Primo Water Corporation (formerly Cott) (NYSE: PRMW), a leading water service company, Pangea Logistics Solutions Ltd. (Nasdaq: PANL) (and Quartet Merger Corp. prior to its merger with Pangea Logistics Solutions Ltd., for which he also served as Chief Executive Officer), a maritime logistics and shipping company, and Aecon Group, Inc. (TSE: ARE), a construction company, and Algoma Steel, Inc., a fully integrated producer of hot and cold rolled steel products. Mr. Rosenfeld previously served on the board of directors of several companies, including Canaccord Genuity (TSE: CF), a financial services company, Absolute Software Corporation (TSE: ABT), a provider of security and management for computers and ultra-portable devices, NextDecade LLC (Nasdaq: NEXT) (and Harmony Merger Corp. prior to its merger with NextDecade LLC, for which he also served as Chief Executive Officer), a natural gas company, SAExploration Holdings Inc. (Nasdaq: SAEX) (and Trio Merger Corp. prior to its merger with SAEX, for which he also served as Chief Executive Officer), a geophysical services company, Primoris Services Corporation (Nasdaq: PRIM) (and Rhapsody Acquisition Corporation prior to its merger with PRIM, for which he also served as Chief Executive Officer), a holding company for specialty contractor and infrastructure businesses, DALSA Corp., a digital imaging and semiconductor manufacturer, and Hill International Inc. (NYSE: HIL) (and Arpeggio Acquisition Corp. prior to its merger with HIL, for which he also served as Chief Executive Officer), a construction project management firm. Mr. Rosenfeld has also served as the Chief SPAC Officer of Legato Merger Corp, a blank check corporation that later merged with Algoma Steel, Inc. He was also the Chief Executive Officer of Allegro Merger Corp., a blank check company previously listed on Nasdaq. Mr. Rosenfeld is a regular guest lecturer at Columbia Business School and has served on numerous panels at Queen’s University Business Law School Symposia, McGill Law School, the World Presidents’ Organization and the Value Investing Congress. He is a senior faculty member at the Director’s College. He has also been a guest host on CNBC. Mr. Rosenfeld received an A.B. in economics from Brown University and an M.B.A. from the Harvard Business School. Mr. Rosenfeld provides our board of directors with expertise in finance and financial markets and with experience derived from his service on the boards of other public and private companies.

Terry Stinson is the Non-Executive Chairman of the Board, a position which he has held since November 2018. Mr. Stinson was the chair of the compensation committee of the board from June 2014 until June 2018 and has been a director since June 2014. Mr. Stinson is Chief Executive Officer of his own consulting practice, Stinson Consulting, LLC, a position he has held since 2001. Stinson Consulting is engaged in strategic alliances and marketing for the aerospace industry. From January 2013 until May 31, 2014, he served as Executive Vice President of AAR CORP., an international, publicly traded aerospace manufacturing and services company. Mr. Stinson currently serves as an independent consultant to AAR CORP. From August 2007 until January 2013, Mr. Stinson served as Group Vice President of AAR CORP. From 2002 to 2005, Mr. Stinson served as Chief Executive Officer of Xelus, Inc., a collaborative enterprise service management solution company. From 1998 to 2001, Mr. Stinson was Chairman and Chief Executive Officer of Bell Helicopter Textron Inc., the world’s leading manufacturer of vertical lift aircraft, and served as President from 1996 to 1998. From 1991 to 1996, Mr. Stinson served as Group Vice President and Segment President of Textron Aerospace Systems and Components for Textron Inc. From 1986 to 1996, he was President of the Hamilton Standard division of United Technologies Corporation, a defense supply company. Mr. Stinson previously served as a director of Lennox International Inc., a company engaged in the design and manufacture of heating, ventilation, air conditioning, and refrigeration products, serving on such company’s Board Governance, Compensation, and Human Resources Committees. Mr. Stinson previously served as a director of Triumph Group, Inc., a company engaged in the manufacturing and repair of aircraft components, subassemblies, and systems, from September 2003 to March 2008. As a former senior executive of two Fortune 500 companies, Mr. Stinson contributes to our board of directors his extensive management and marketing experience in the aerospace industry, as well as his general business acumen and experience developed by serving on other public company boards.

Family Relationships

There are no family relationships among any of the Company’s directors or Named Executive Officers.

Independence of Directors/Audit Committee Financial Expert

Our common stock is listed on the NYSE American LLC exchange (“NYSE American”), a stock exchange affiliated with the New York Stock Exchange. As a result, we follow the rules of the NYSE American exchange in determining whether a director is independent. The NYSE American exchange listing standards define an “independent director” generally as a person, other than an officer or employee of the Company, who does not have a relationship with the Company that would interfere with the director’s exercise of independent judgment. Our board of directors consults with our legal counsel to ensure that our board of directors’ determinations are consistent with NYSE American exchange rules and all relevant securities and other laws and regulations regarding the independence of directors. Consistent with these considerations, the Nominating & Corporate Governance Committee determined on April 26, 2021 that Carey Bond, Richard Caswell, Michael Faber, Walter Paulick, Eric Rosenfeld, and Terry Stinson will be independent directors of the Company for the ensuing year. The remaining director, Douglas McCrosson, is not independent because he is currently employed by us. All members of our Audit & Finance, Compensation & Human Resources, and Nominating & Corporate Governance Committees are independent. Our board of directors has determined that each of Messrs. Caswell and Faber, members of our Audit & Finance Committee, meet the criteria of an “Audit Committee Financial Expert” under applicable SEC rules.

Code of Ethics

Our board of directors has adopted a written code of ethics which applies to our directors, officers, and employees, and which is designed to deter wrongdoing and to promote ethical conduct, full, fair, accurate, timely, and understandable disclosure in reports that we file or submit to the SEC and others, compliance with applicable government laws, rules, and regulations, prompt internal reporting of violations of the code, and accountability for adherence to the code. A copy of the code of ethics may be found on our website at www.cpiaero.com/board.html.

Leadership Structure

Our board of directors has determined to keep separate the positions of board chairman and principal executive officer at this time. This permits our principal executive officer to concentrate his efforts primarily on managing the Company’s business operations and development. This also allows us to maintain an independent chairman of the board who oversees, among other things, communications and relations between our board of directors and senior management, consideration by our board of directors of the Company’s strategies and policies, and the evaluation of our principal executive officers by our board of directors.

Changes to Shareholder Director Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend director nominees to our Board.

Item 11. EXECUTIVE COMPENSATION

Compensation Objectives

Our executive compensation program is designed to attract, retain, and motivate highly qualified executive officers in the competitive aerospace and defense industry. Additionally, a substantial portion of total compensation of our Named Executive Officers is variable and delivers rewards based on Company and individual performance. Company performance is measured against metrics established by the Compensation & Human Resources Committee each year. Such metrics typically focus on the achievement of financial targets such as revenue and free cash flow, to align our executives’ pay with the Company’s financial results and the creation of shareholder value. Individual performance is measured against each individual’s contributions to the Company’s overall success. As in prior years, the Compensation & Human Resources Committee continued to engage the services of Talent & Rewards LLC, an independent compensation consulting firm in 2020 to provide advice and guidance in evaluating and adjusting the compensation of our Named Executive Officers.

There are three major components to our compensation program for our Named Executive Officers:

●	Base Salary - fixed compensation, designed to recognize responsibilities, experience, and performance.

●	Short-Term Cash Incentives - annual cash incentive, as a percentage of base salary, paid upon the achievement of Company performance goals set by the Compensation & Human Resources Committee during the first fiscal quarter. This variable at-risk compensation motivates and rewards executives with respect to short-term performance

●	Long-Term Equity Incentives - annual grants of restricted stock, 50% of which is subject to time-based vesting, and 50% of which vests upon the achievement of Company financial performative-metric thresholds set by our Compensation & Human Resources Committee. This variable at-risk compensation aligns executive interests with long-term shareholder value creation.

Summary Compensation Table

The following table sets forth the compensation paid to or earned by each of our Named Executive Officers for each of the fiscal years ended December 31, 2020 and 2019.

Year	Salary ($)(1)		Stock Awards ($)(2)		Non-Equity Incentive Compensation ($)(3)		All Other ($)		Total ($)
Douglas McCrosson – Chief Executive Officer
2020	365,768		138,630	(4)	—	(6)	24,780	(7)	529,178
2019	365,761		274,319	(5)	—	(6)	28,836	(8)	668,916

Thomas Powers* – Former Acting Chief Financial Officer
2020	224,994		59,400	(9)	45,000		4,384	(10)	333,778

Vincent Palazzolo* – Former Chief Financial Officer
2020	—		—		—		—		—
2019	272,195	(11)	108,019	(12)	—		339,614	(13)	719,828

Dan Azmon* – Former Chief Financial Officer
2020	42,981	(14)	—		—		860	(18)	43,841
2019	34,615	(15)	73,700	(16)	30,000	(17)	577	(19)	138,892

Kenneth Hauser – Sr. Vice President of Operations
2020	230,006		28,007	(20)	68,425		9,916	(22)	336,354
2019	228,021		55,420	(21)	48,171		2,801	(23)	334,413

* Thomas Powers served as our Acting Chief Financial Officer from February 12, 2020 to October 22, 2021. Previously, Dan Azmon served as our Chief Financial Officer from November 2019 until his resignation on February 10, 2020, and Vincent Palazzolo served as our Chief Financial Officer from 2004 until November 2019.

(1)	Reflects actual base salary amounts paid to for each of the years indicated.

(2)	Reflects grant date fair market value of restricted stock grants awarded to our Named Executive Officers as part of their performance-based annual bonus.

(3)	Represents amounts awarded in cash to our Named Executive Officers as part of their performance-based annual bonus. Awards were earned in the year provided, but were not made until the following fiscal year.

(4)	Reflects the grant date fair value of 42,009 shares of restricted stock granted to Mr. McCrosson on August 26, 2020, which shares are subject to time-based and performance-based vesting over four years. Does not reflect the forfeiture of 5,251 shares by Mr. McCrosson on April 21, 2021, in accordance with the terms of his restricted stock award agreement with the Company.

(5)	Reflects the grant date fair value of 42,009 shares of restricted stock granted to Mr. McCrosson on April 2, 2019, which shares are subject to time-based and performance-based vesting over four years. Does not reflect the forfeiture of 5,251 shares by Mr. McCrosson on August 26, 2020 and 5,251 shares on April 21, 2021, in accordance with the terms of his restricted stock award agreement with the Company.

(6)	Mr. McCrosson and the Compensation & Human Resources Committee agreed that Mr. McCrosson would forego $97,783 and $224,457 of short-term incentive cash bonus that Mr. McCrosson earned for 2019 and 2020, respectively, in consideration of the recent decline in the Company’s stock price and the challenges the Company is facing due to, among other things, economic conditions and uncertainties resulting from the COVID-19 pandemic.

(7)	Represents (a) $12,393 of an automobile lease, insurance, and maintenance attributable to personal use; (b) $6,968 of disability insurance premiums; and (c) $5,418 of 401(k) contributions.

(8)	Represents (a) $17,156 of an automobile lease, insurance, and maintenance attributable to personal use; (b) $6,222 of disability insurance premiums; and (c) $5,459 of 401(k) contributions.

(9)	Reflects the grant date fair value of (i) 9,346 shares of restricted stock granted to Mr. Powers on August 26, 2020, which shares are subject to time-based vesting over one year and (ii) 8,654 shares of restricted stock granted to Mr. Powers on August 26, 2020, which shares are subject to time-based and performance-based vesting over four years. Does not reflect the forfeiture of 1,082 shares by Mr. Powers on April 21, 2021, in accordance with the terms of his restricted stock agreement with the Company.

(10)	Represents $4,384 of 401(k) contributions.

(11)	Represents a pro-rated amount of Mr. Palazzolo’s annual base salary of $286,048 through his termination by the Company without cause in November 2019.

(12)	Reflects the grant date fair value of 16,542 shares of restricted stock granted to Mr. Palazzolo on April 2, 2019, which shares are subject to time-based and performance-based vesting over four years. Does not reflect the aggregate of 38,906 shares which Mr. Palazzolo forfeited upon his termination by the Company without cause in November 2019 in accordance with the terms of his restricted stock award agreements with the Company.

(13)	Includes an aggregate severance payment of $339,614 and the following perquisites paid in 2019: (a) $16,476 of an automobile lease, insurance, and maintenance attributable to personal use; (b) $5,082 of disability insurance premiums; and (c) $4,950 of 401(k) contributions.

(14)	Represents five and a half weeks’ pro-rated salary at an annual rate of $300,000.

(15)	Represents six weeks’ pro-rated salary at an annual rate of $300,000.

(16)	Represents the equity portion of a signing bonus. Such amount was subsequently forfeited when Mr. Azmon resigned.

(17)	Represents the non-equity portion of a signing bonus. Such amount was subsequently forfeited when Mr. Azmon resigned.

(18)	Represents $860 of 401(k) contributions.

(19)	Represents (a) $505 of an automobile lease, insurance and maintenance attributable to personal use and (b) $72 of disability insurance premiums.

(20)	Reflects the grant date fair value of 8,487 shares of restricted stock granted to Mr. Hauser on August 26, 2020, which shares are subject to time-based and performance-based vesting over four years. Does not reflect the forfeiture of 1,061 shares by Mr. Hauser on April 21, 2021, in accordance with the terms of his restricted stock award agreement with the Company.

(21)	Reflects the grant date fair value of 8,487 shares of restricted stock granted to Mr. Hauser on April 2, 2019, which shares are subject to time-based and performance-based vesting over four years. Does not reflect the forfeiture of 1,061 shares by Mr. Hauser on August 26, 2020 and 1,061 shares on April 21, 2021, in accordance with the terms of his restricted stock award agreement with the Company.

(22)	Represents (a) $4,440 of an automobile lease, insurance and maintenance attributable to personal use, (b) $881 of disability insurance premiums, and (c) $4,595 of 401(k) contributions.

(23)	Represents (a) $1,920 of an automobile lease, insurance and maintenance attributable to personal use and (b) $881 of disability insurance premiums.

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

During 2019, Mr. McCrosson’s base salary was $365,761. He was entitled to receive a non-discretionary performance based cash bonus equal to 60% of his base salary upon the attainment of Company growth targets measured by pre-tax income, cash flow from operations, revenue, and book to bill ratio, plus an additional non-discretionary performance based cash bonus equal to 3% of his base salary upon the attainment of each of four performance objectives, for an aggregate of 12%. Mr. McCrosson and the Compensation & Human Resources Committee agreed that Mr. McCrosson would forego $97,783 of short-term incentive cash bonus that Mr. McCrosson earned for 2019 in consideration of the recent decline in the Company’s stock price and the challenges the Company is facing due to, among other things, economic conditions and uncertainties resulting from the COVID-19 pandemic. In addition, during 2019, Mr. McCrosson was awarded an aggregate of 42,009 shares of restricted stock (with a fair market value on the date of grant of $274,319) pursuant to the Company’s 2016 long-term incentive plan. The shares of restricted stock vest on a four year schedule, as follows: 50% of the shares are subject to time-based vesting, and vest in four equal annual installments on the day after the filing of the Company’s Annual Report on Form 10-K each year; the remaining 50% of the shares are subject to performance based vesting, and vest upon the achievement of all Company financial performative-metric thresholds for each fiscal year as identified by our Compensation & Human Resources Committee no later than 90 days following January 1 of the applicable fiscal year. The fiscal 2019 metrics were growth targets measured by revenue, pre-tax income, and cash flow from operations. The 2019 performance-based vesting metrics were not all met and, therefore, Mr. McCrosson forfeited 18,930 shares of restricted stock, representing the performance-based portion of the restricted stock granted in 2019, 2018, 2017, and 2016.

During 2020, Mr. McCrosson’s base salary was $365,761. He was entitled to receive a non-discretionary performance based cash bonus equal to 60% of his base salary upon the attainment of Company growth targets measured by the Company’s ending cash balance at December 31, 2020, amount of accounts payable delinquency at December 31, 2020, book to bill ratio, and full-year earnings per share. Mr. McCrosson and the Compensation & Human Resources Committee agreed that Mr. McCrosson would forego $224,457 of short-term incentive cash bonus that Mr. McCrosson earned for 2020 in consideration of the recent decline in the Company’s stock price and the challenges the Company is facing due to, among other things, economic conditions and uncertainties resulting from the COVID-19 pandemic. In addition, during 2020, Mr. McCrosson was awarded an aggregate of 42,009 shares of restricted stock (with a fair market value on the date of grant of $138,630) pursuant to the Company’s 2016 long-term incentive plan. The shares of restricted stock vest on a four year schedule, as follows: 50% of the shares are subject to time-based vesting, and vest in four equal annual installments on the day after the filing of the Company’s Annual Report on Form 10-K each year; the remaining 50% of the shares are subject to performance based vesting, and vest upon the achievement of all Company financial performative-metric thresholds for each fiscal year as identified by our Compensation & Human Resources Committee no later than 90 days following January 1 of the applicable fiscal year. The fiscal 2020 metrics were growth targets measured by accounts payable delinquency, the ratio of bank debt to cash, and 2020 net profit. The 2020 performance-based vesting metrics were not all met and, therefore, Mr. McCrosson forfeited 18,982 shares of restricted stock, representing the performance-based portion of the restricted stock granted in 2020, 2019, 2018, and 2017.

Thomas Powers

In 2019, Mr. Powers entered into a Severance and Change in Control Agreement with us, the details of which are outlined below under the heading “Payments upon Termination or Change in Control.” Pursuant to the Severance and Change in Control Agreement, Mr. Powers is prohibited from disclosing confidential information and he has agreed not to compete with us without our consent during the term of employment and for 12 months thereafter, so long as we make severance payments to Mr. Powers pursuant to the agreement.

Thomas Powers served as our Acting Chief Financial Officer from February 12, 2020 to October 22, 2021. During 2020, Mr. Powers’ base salary was $223,560, representing a ten and a half month pro-rated amount of his annual base salary of $225,000 as Acting Chief Financial Officer and one and a half months as our Director of Financial Planning and Analysis. He was entitled to receive a non-discretionary performance based cash bonus equal to 25% of his base salary upon the attainment of Company growth targets measured by the Company’s ending cash balance at December 31, 2020, amount of accounts payable delinquency at December 31, 2020, full-year earnings per share, reduction of the Company’s bank debt, and management of expenses. On August 26, 2020, Mr. Powers received a one-time equity award of 9,346 shares of restricted stock (with a fair market value on the date of grant of $30,842) pursuant to the Company’s 2016 long-term incentive plan. The shares of restricted stock will vest one year from the date of grant, subject to Mr. Powers’ continuing employment with us. In addition, during 2020, Mr. Powers was awarded an aggregate of 8,654 shares of restricted stock (with a fair market value on the date of grant of $28,558) pursuant to the Company’s 2016 long-term incentive plan. The shares of restricted stock vest on a four year schedule, as follows: 50% of the shares are subject to time-based vesting, and vest in four equal annual installments on the day after the filing of the Company’s Annual Report on Form 10-K each year; the remaining 50% of the shares are subject to performance based vesting, and vest upon the achievement of all Company financial performative-metric thresholds for each fiscal year as identified by our Compensation & Human Resources Committee no later than 90 days following January 1 of the applicable fiscal year. The fiscal 2020 metrics were growth targets measured by accounts payable delinquency, the ratio of bank debt to cash, and 2020 net profit. The 2020 performance-based vesting metrics were not all met and, therefore, Mr. Powers forfeited 1,082 shares of restricted stock, representing the performance-based portion of the restricted stock granted in 2020.

Vincent Palazzolo

Vincent Palazzolo served as our Chief Financial Officer from 2004 until November 2019. During 2019, Mr. Palazzolo’s base salary was $272,195, representing an eleven-month pro-rated amount of his annual base salary of $286,048 through his termination in November 2019. Upon his termination, Mr. Palazzolo was entitled to severance payments in an amount of $339,614 and forfeited an aggregate of 38,906 shares of restricted stock.

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

During 2019, Mr. Hauser’s base salary was $221,677. He was entitled to receive a non-discretionary performance based cash bonus targeted at 25% of his base salary upon the attainment of Company targets measured by revenue, inventory levels, and product deliveries, among other measures. For the year ended December 31, 2019, Mr. Hauser received $48,171 in performance-based cash compensation, which was paid in 2020. In addition, during 2019, Mr. Hauser was awarded an aggregate of 8,487 shares of restricted stock (with a fair market value on the date of grant of $55,419) pursuant to the Company’s 2016 long-term incentive plan. The shares of restricted stock vest on a four year schedule, as follows: 50% of the shares are subject to time-based vesting, and vest in four equal annual installments on the day after the filing of the Company’s Annual Report on Form 10-K each year; the remaining 50% of the shares are subject to performance based vesting, and vest upon the achievement of all Company financial performative-metric thresholds for each fiscal year as identified by our Compensation & Human Resources Committee no later than 90 days following January 1 of the applicable fiscal year. The fiscal 2019 metrics were growth targets measured by revenue, pre-tax income, and cash flow from operations. The 2019 performance-based vesting metrics were not all met and, therefore, Mr. Hauser forfeited 3,904 shares of restricted stock, representing the performance-based portion of the restricted stock granted in 2019, 2018, 2017, and 2016.

During 2020, Mr. Hauser’s base salary was $230,000. He was entitled to receive a non-discretionary performance based cash bonus equal to 35% of his base salary upon the attainment of Company growth targets determined by the Company’s Chief Executive Officer. In addition, during 2020, Mr. Hauser was awarded an aggregate of 8,487 shares of restricted stock (with a fair market value on the date of grant of $28,007) pursuant to the Company’s 2016 long-term incentive plan. The shares of restricted stock vest on a four year schedule, as follows: 50% of the shares are subject to time-based vesting, and vest in four equal annual installments on the day after the filing of the Company’s Annual Report on Form 10-K each year; the remaining 50% of the shares are subject to performance based vesting, and vest upon the achievement of all Company financial performative-metric thresholds for each fiscal year as identified by our Compensation & Human Resources Committee no later than 90 days following January 1 of the applicable fiscal year. The fiscal 2020 metrics were growth targets measured by accounts payable delinquency, the ratio of bank debt to cash, and 2020 net profit. The 2020 performance-based vesting metrics were not all met and, therefore, Mr. Hauser forfeited 3,805 shares of restricted stock, representing the performance-based portion of the restricted stock granted in 2020, 2019, 2018, and 2017.

Outstanding Equity Awards at Fiscal Year-End

The following tables summarize the outstanding stock awards as of December 31, 2020 for each Named Executive Officer.

	Stock Awards
Grant Date	Number of Shares of Stock Unvested (#)(1)		Equity Incentive Plan Awards: Number of Unearned Shares (#)(2)		Market Value of Shares Unvested ($)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares ($)(3)
Douglas McCrosson – Chief Executive Officer
8/2/2016	—		20,795		—	79,645
3/1/2017	6,927		14,692		26,529	56,271
3/20/2018	13,474		11,465		51,604	43,910
4/2/2019	26,979		9,779		103,329	37,454
8/27/2020	35,743		6,266		136,896	23,999

Thomas Powers – Former Acting Chief Financial Officer
8/26/2020	9,346	(4)	—		35,795	—
8/26/2020	8,654		—		33,145	—

Dan Azmon – Former Chief Financial Officer*
11/18/2019	—		10,000	(5)	—	38,300

Kenneth Hauser – Sr. Vice President of Operations
8/2/2016	—		4,637		—	17,758
3/1/2017	1,265		3,037		4,844	11,632
3/20/2018	2,509		2,431		9,609	9,309
4/2/2019	5,248		2,178		20,101	8,341
8/27/2020	6,953		1,534		26,630	5,875

* Dan Azmon served as our Chief Financial Officer from November 2019 until his resignation on February 10, 2020.

(1)	Reflects shares of restricted stock granted pursuant to the Company’s 2016 long-term incentive plan which have yet to vest. The shares of restricted stock vest on a four year schedule, as follows: 50% of the shares are subject to time-based vesting, and vest in four equal annual installments on the day after the filing of the Company’s Annual Report on Form 10-K each year; the remaining 50% of the shares are subject to performance-based vesting, and vest upon the achievement of all Company financial performative-metric thresholds for each fiscal year as identified by our Compensation & Human Resources Committee no later than 90 days following January 1 of the following fiscal year. The fiscal 2016 metrics were growth targets measured by EBITDA and revenue, the fiscal 2017 metrics were growth targets measured by revenue and year-end inventory, the fiscal 2018 metrics were growth targets measured by backlog, revenue, and year-end inventory, the fiscal 2019 metrics were growth targets measured by measured by revenue, pre-tax income, and cash flow from operations, and the fiscal 2020 metrics were growth targets measured by accounts payable delinquency, the ratio of bank debt to cash, and 2020 net profit.

(2)	Reflects shares of restricted stock granted pursuant to the Company’s 2016 long-term incentive plan which were forfeited in 2017, 2018, 2019, and 2020, and shares of restricted stock withheld to satisfy tax obligations. Does not include shares of restricted stock granted pursuant to the Company’s 2016 long-term incentive plan which were forfeited in 2021 (as such shares had not been forfeited as of December 31, 2020).

(3)	Calculated using the closing price per share of the Company’s common stock on the last date of fiscal year 2020.

(4)	Represents a one-time equity award of restricted stock which was made to Mr. Powers on the filing date of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Such shares will vest one year from the grant date, subject to Mr. Powers’ continuing employment with the Company.

(5)	Represents a one-time equity award of restricted stock which was made to Mr. Azmon on November 18, 2019. Such shares were subject to cliff vesting on November 18, 2022 and were forfeited upon Mr. Azmon’s resignation from the Company on February 10, 2020.

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

●	Termination without cause. If employment is terminated by the Company other than for cause, as defined in the agreements, then (i) with respect to Mr. McCrosson, he is entitled to (x) continued salary for 18 months, (y) any earned cash bonus not yet paid for the fiscal year most recently ended prior to the date of termination, and (z) a prorated cash bonus calculated using the cash bonus amount earned for the year most recently ended prior to the date of termination, and (ii) with respect to Mr. Powers or Mr. Hauser, he is entitled to (x) continued salary for 12 months, (y) any earned cash bonus not yet paid for the fiscal year most recently ended prior to the date of termination, and (z) a prorated cash bonus calculated using the cash bonus amount earned for the year most recently ended prior to the date of termination. A non-competition provision will apply for as long as severance payments are being paid. Any unvested restricted stock will be forfeited and any unexercised options will expire.

●	Termination for cause, or if the executive quits. If one of our Named Executive Officers voluntarily terminates his employment, or if the Company terminates his employment for cause, he is not entitled to any severance payments and is not bound by a non-compete clause, however he is still bound by any confidentially and non-disparagement duties. Any unvested restricted stock will be forfeited and any unexercised options will expire.

●	Termination for disability. If one of our Named Executive Officers is terminated because of a disability, as defined in the Severance and Change in Control agreements, then he will receive severance as if he had been terminated without cause.

●	Termination following a change in control. If the employment of one of our Named Executive Officers is terminated within 18 months following a change in control by the Company other than for cause or disability or by him for good reason (all such terms as defined in the Severance and Change in Control Agreements), he is entitled to (i) his base salary earned through the date of termination, (ii) any earned cash bonus not yet paid for the fiscal year most recently ended prior to the date of termination, and (iii) a prorated portion of the his annual cash bonus for the portion of the year he worked, assuming all applicable targets had been met. In addition, he will be entitled to a change in control payment: (x) for Mr. McCrosson, in an amount equal to two times total compensation (base salary plus cash bonus) for either the fiscal year most recently ended prior to the date of termination or the preceding fiscal year, whichever is the highest total compensation; (y) for Mr. Powers or Mr. Hauser, in an amount equal to one and one-half times his base salary for the fiscal year most recently ended prior to the date of termination. Upon any change in control, all outstanding stock options and restricted stock will vest immediately for such Named Executive Officer. Health insurance and other fringe benefits will continue for the Named Executive Officer for a period of six months after termination.

The following table summarizes the amounts payable upon termination of employment for our Named Executive Officers, assuming termination occurred on December 31, 2020 under the current Severance and Change in Control Agreements with each such Named Executive Officer. For purposes of presenting amounts payable over a period of time (e.g., salary continuation), the amounts are shown as a single total but not as a present value (the single sum does not reflect any discount). To the extent the termination accelerates vesting of equity awards, the value presented below is based upon the Company’s stock price as of December 31, 2020, and assumes the achievement of all applicable performance benefits.

Potential Termination Payments

Name	Disability		By Company for Cause		By Company without Cause		Change in Control
	Cash ($)	Equity	Cash ($)	Equity	Cash ($)	Equity	Cash ($)	Equity
Douglas McCrosson	646,435	—	—	—	646,435	—	1,265,300	318,361
Thomas Powers	237,001	—	—	—	237,001	—	393,750	68,940
Kenneth Hauser	278,177	—	—	—	278,177	—	425,500	61,184

Compensation of Directors

Directors who are employees of the Company do not receive separate compensation for their service as a director. Our non-executive directors receive a mix of cash compensation and stock compensation for their service to our Company. Each year, our Compensation & Human Resources Committee determines the total amount of non-executive director compensation, as well as the allocation among cash and stock compensation, and takes into consideration, among other things, the Company’s performance relative to its guidance, the extent to which director compensation aligns the interests of our directors with the interests of our shareholders, compensation awarded to directors of similarly sized companies in our industry, and past practices. Our Compensation & Human Resources Committee is also tasked with reviewing the compensation paid to non-executive directors and making recommendations to our board of directors for any adjustments deemed necessary as a result of their review. In December 2018, our board of directors determined that the following structure would properly incentivize non-executive directors and adequately recognize the additional work performed by board committee chairs: Chairman of the Board, $200,000; Chair of each of the Audit & Finance Committee and Strategic Planning Committee, $140,000 each; Chair of the Compensation & Human Resources Committee, $125,000; Chair of the Nominating & Corporate Governance Committee, $120,000; and all other non-executive directors, $100,000 each. In August 2020, our board of directors created a new position of Non-Executive Vice Chairperson of the Board and set the compensation for such role at $165,000. Mr. Bond was appointed to serve as Non-Executive Vice Chairperson of the Board in August 2020.

The following table summarizes the compensation of our non-executive directors for the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Carey Bond(2)	151,745	98,998	250,743
Janet Cooper(3)	37,823	56,733	94,556
Richard Caswell(4)	22,167	13,301	35,468
Michael Faber	48,000	71,998	119,998
Walter Paulick	40,000	59,998	99,998
Eric Rosenfeld	56,000	83,997	139,997
Terry Stinson	80,000	120,003	200,003

(1)	Represents stock awarded to directors during 2020 in the form of RSUs, all of which had vested by December 31, 2019. The Company accounts for compensation expense associated with RSUs based on the fair value of the units on the date of grant.
(2)	Mr. Bond became Chairman of the Oversight Committee in March 2020 and Non-Executive Vice Chairman of the Board in August 2020. Includes the pro-rated portion of his additional compensation.
(3)	Ms. Cooper was chair of our Audit & Finance Committee until October 2020.
(4)	Mr. Caswell joined our board of directors and became chair of the Audit & Finance Committee in November 2020. Represents the pro-rated portion of compensation.

Non-Employee Director Stock Ownership Policy

In July 2019, upon the recommendation of the Compensation & Human Resources Committee, our board of directors revised its stock ownership policy for non-employee directors. Under the prior policy, non-employee directors were required to own stock of the Company valued at least four times his or her annual cash compensation before and following any stock sales. In order to better align the long-term interests of non-employee directors with our shareholders, our board revised the policy as follows: non-employee directors are now expected to own shares of stock equal to five times the then cash portion of the annual non-employee director’s compensation within five years of joining the board.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table and accompanying footnotes below set forth certain information as of November 17, 2021, with respect to the ownership of our common stock by:

●	each person or group who beneficially owns more than 5% of our common stock;

●	each of our directors and our director nominees;

●	each of our Named Executive Officers; and

●	all of our directors and executive officers as a group.

A person is deemed to be the beneficial owner of securities that can be acquired by the person within 60 days from the record date. Accordingly, common stock issuable upon exercise of options that are currently exercisable, or exercisable within 60 days of November 17, 2021, have been included in the table with respect to the beneficial ownership of the person owning the options.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)		Percent of Class(3)
Directors and Named Executive Officers:
Douglas McCrosson	184,449	(4)	1.5%
Thomas Powers	36,579	(5)	*
Kenneth Hauser	49,416	(6)	*
Carey Bond	62,422		*
Richard Caswell	27,691		*
Michael Faber	61,933		*
Walter Paulick	74,990		*
Eric Rosenfeld	782,348	(7)	6.4%
Terry Stinson	112,080		*
All current directors and named executive officers as a group (nine persons)	1,391,908		11.4%
Five Percent Holders:
Royce & Associates, LLC	778,953	(8)	6.4%

*	Less than 1%

(1)	Unless otherwise noted, the business address of each of the following persons is c/o CPI Aerostructures, Inc., 91 Heartland Blvd., Edgewood, New York 11717.

(2)	Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them, subject to community property laws, where applicable. With respect to our executive officers, this includes both time-based and performance-based restricted stock awards that are forfeitable until the vesting date or performance certification date, as applicable. It does not include portions of restricted stock awards which have been forfeited. With respect to our non-executive directors, this includes time-based restricted stock units (“RSUs”). RSUs are granted on the first day of the year and vest quarterly upon completion of service as a director. Such shares of restricted stock and such RSUs are included herein because they confer voting rights and therefore may be deemed to be beneficially owned under Rule 13d-3(a)(1) promulgated under the Exchange Act.

(3)	As of November 17, 2021, there were 12,312,347 shares of our common stock issued and outstanding. Each person beneficially owns a percentage of our outstanding common stock equal to a fraction, the numerator of which is the number shares of our common stock held by such person plus the number of shares of our common stock that such person can acquire within 60 days the record date upon the exercise of options, if applicable, and the denominator of which is 12,312,347 (the number of shares of our common stock outstanding) plus the number of shares of our common stock such person can so acquire during such 60-day period.

(4)	Includes an aggregate of 125,522 shares subject to time-based or performance-based vesting.

(5)	Includes an aggregate of 26,391 shares subject to time-based or performance-based vesting.

(6)	Includes an aggregate of 31,241 shares subject to time-based or performance-based vesting.

(7)	Represents 272,078 shares of common stock owned individually and 510,270 shares of common stock held by Crescendo Partners II, L.P. Series L (“Crescendo Partners II”). Mr. Rosenfeld is the senior managing member of the sole general partner of Crescendo Partners II. Mr. Rosenfeld disclaims beneficial ownership of the shares held by Crescendo Partners II, except to the extent of his pecuniary interest therein.

(8)	The information with respect to Royce & Associates, LLC is derived from an Amendment to Schedule 13G/A filed with the SEC on January 21, 2021. The business address of Royce & Associates, LLC is 745 Fifth Avenue, New York, NY 10151.

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

Related-Party Transactions.

There were no related-party transactions during the year ended December 31, 2020.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

CohnReznick LLP (“CohnReznick”) has served as our independent registered public accounting firm since 2004.

The following fees were invoiced by CohnReznick to the Company for services which CohnReznick rendered related to the following 2020 and 2019 activities:

	Year Ended December 31,
	2020	2019
Audit Fees(1)	$452,000	$331,500
Audit-Related Fees(2)	677,900	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,129,900	$331,500

(1)	Audit fees consist of fees billed for professional services by CohnReznick for audit and quarterly review of the Company’s consolidated financial statements during the years ended December 31, 2020 and 2019, and related services normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees represent the aggregate fees billed for assurance and related professional services rendered by CohnReznick that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” For the year ended December 31, 2020, audit-related fees included fees incurred in connection with the audit of the Company’s restatement of its financial statements and advice regarding the application of generally accepted accounting principles for the Company’s completed acquisition of Welding Metallurgy, Inc.

Pre-Approval Policies and Procedures.  In accordance with Section 10A(i) of the Exchange Act, before we engage our independent registered public accounting firm to render audit or non-audit services, the engagement is approved by our Audit & Finance Committee. Our Audit & Finance Committee approved all of the fees referred to in the rows titled “Audit Fees” and “Audit-Related Fees” in the table above.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 (As Restated) and 2019 (As Restated)
Consolidated Statements of Operations for the Years Ended December 31, 2020 (As Restated) and 2019 (As Restated)
Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended December 31, 2020 (As Restated) and 2019 (As Restated)
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 (As Restated) and 2019 (As Restated)
Notes to Financial Statements

(2) Financial Statement Schedules:

None.

(3) The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company, as amended, (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.1	Certificate of Amendment of the Certificate of Incorporation of Composite of Precision Industries, Inc., dated May 9, 1989 (incorporated by reference to Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.2	Certificate of Amendment of the Certificate of Incorporation of Consortium Products International, Inc., dated June 30, 1992 (incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.3	Certificate of Amendment of the Certificate of Incorporation of CPI Aerostrucutres, Inc., dated August 7, 1992 (incorporated by reference to Exhibit 3.1.3 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.4	Certificate of Amendment of the Certificate of Incorporation of CPI Aerostrucutres, Inc., dated June 3, 1997 (incorporated by reference to Exhibit 3.1.4 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.5	Certificate of Amendment of the Certificate of Incorporation of CPI Aerostrucutres, Inc., dated June 16, 1998 (incorporated by reference to Exhibit 3.1.5 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
**3.2	Amended and Restated By-laws of the Company.
**4.1	Securities of the Registrant.
10.1	Performance Equity Plan 2009 (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 30, 2009).
10.2	2016 Long-Term Incentive Plan, as amended (incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on April 15, 2021).
10.3.1	Agreement of Lease, dated June 30, 2011, between Heartland Boys II L.P. and CPI Aerostructures, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 10-Q for the quarter ended June 30, 2011).
**10.3.2	Lease Amendment, dated November 11, 2020 between Heartland Boys II L.P. and CPI Aerostructures, Inc.
10.3.3	Second Lease Amendment, dated November 10, 2021, between Heartland Boys II L.P. and CPI Aerostructures, Inc.(incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2021).
10.4.1	Amended and Restated Credit Agreement, dated as of March 24, 2016, among CPI Aerostructures, Inc., the several lenders from time to time party thereto, and BankUnited, N.A. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2016).
10.4.2	First Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2016).

10.4.3	Second Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.4.3 to the Company’s Annual Report on Form 10-K filed on August 25, 2020).
10.4.4	Third Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2018).
10.4.5	Fourth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2018).
10.4.6	Fifth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2019).
10.4.7	Waiver and Sixth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2020).
10.4.8	Waiver and Seventh Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2021).
10.4.9	Waiver and Eighth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on October 28, 2021).
10.5	Amended and Restated Continuing General Security Agreement among CPI Aerostructures, Inc. and BankUnited N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 28, 2016).
**21	Subsidiaries of the Registrant.
**23.1	Consent of CohnReznick LLP.
**31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31.2	Certifcation of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 905 of the Sarbanes-Oxley Act of 2002.
***101.INS	XBRL Instanse Document.
***101.SCH	XBRL Taxonomy Extension Scheme Document.
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	* Filed herewith.
*** XBRL information is furnished and not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise as subject to liability under these sections.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
CPI Aerostructures, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CPI Aerostructures, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Consolidated Financial Statements

Subsequent to the issuance of the Company’s consolidated financial statements on April 15, 2021, management determined that these consolidated financial statements contained errors as discussed in Note 17 to the consolidated financial statements. The accompanying consolidated financial statements have been restated to correct these errors.

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

Inventory and Associated Reserves

Critical Audit Matter Description

As disclosed in the notes to the consolidated financial statements, inventories are stated at the lower of weighted average cost or net realizable value. As disclosed in the Note 17 to the consolidated financial statements, the Company identified inventory costing errors which, had they been appropriately accounted for, would have affected the Company’s previously reported inventory valuation. In connection with the identification of costing errors, the Company assessed the impact on estimated sales margins of their existing inventory, which resulted in the identification of future contractual losses. As a result, the Company recorded a contractual loss liability and a charge was recorded to cost of sales for estimated losses in instances where the estimated costs to satisfy the contractual performance obligations are in excess of the contract consideration. Also related thereto, the Company recorded a write-down for other reserves on inventories based on historical open backlogs and historical forecasts for future demand and market conditions.

The complexity of the restated valuation of inventories as well as the evaluation of the established loss contracts and other related reserves required extensive audit effort and a high degree of auditor judgment.

How the Critical Audit Matter was Addressed in the Audit

Our principal audit procedures related to the Company’s valuation of inventory and associated reserves as well as the financial reporting of such included the following:

•	We obtained an understanding of and evaluated the design and implementation of the controls that address the risk of material misstatement of the restatement adjustments.
•	For selected non-percentage of completion contracts with customers, we performed the following:
o	Compared the open quantities at each historical reporting period and respective transaction price to the consideration to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.
o	We assessed the Company’s contract costs by comparing them to costed inventory and production estimates.
•	For selected inventory items, we performed the following:
o	We re-evaluated our previously performed procedures over the specific restated inventory costing adjustments and re-evaluated our conclusions. We also selected additional items to test, including as described below.
o	We tested the completeness and accuracy of the data associated with the inventory costing adjustments by tracing to the underlying invoice documentation, time cards and payroll support.
o	We tested that the Company appropriately accounted for overhead costs by obtaining supporting documentation for the actual costs incurred, comparing to amounts recorded and considered the propriety of the amounts capitalized.
o	We recalculated the required write-downs and losses and compared the results to the recorded amounts.
•	We evaluated the adequacy of the Company’s disclosure of these circumstances in the consolidated financial statements.

/s/ CohnReznick LLP

We have served as the Company’s auditors since 2004

New York, New York

April 15, 2021, except for the effects on the consolidated financial statements and related footnotes of the restatement described in Notes 17 and 18, as to which the date is November 24, 2021.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020 (As Restated – see Note 17)	2019 (As Restated – see Note 17)
ASSETS
Current Assets:
Cash	$6,033,537	$4,052,109
Restricted cash	—	1,380,684
Accounts receivable, net	4,962,906	7,029,602
Contract assets	19,729,638	15,280,807
Inventory	6,386,288	4,906,253
Refundable income taxes	40,000	474,904
Prepaid expenses and other current assets	534,857	721,964
Total Current Assets	37,687,226	33,846,323

Operating lease right-of-use assets	4,075,048	3,886,863
Property and equipment, net	2,521,742	3,282,939
Intangibles, net	250,000	375,000
Goodwill	1,784,254	1,784,254
Other assets	191,179	179,068
Total Assets	$46,509,449	$43,354,447

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$12,092,684	$8,199,557
Accrued expenses	5,937,921	2,372,522
Contract liabilities	1,650,549	3,561,707
Loss reserve	2,009,247	3,965,913
Current portion of long-term debt	6,501,666	2,484,619
Operating lease liabilities	1,819,237	1,709,153
Income taxes payable	948	1,216
Total Current Liabilities	30,012,252	22,294,687

Line of credit	20,738,685	26,738,685
Long-term operating lease liabilities	2,537,149	2,596,784
Long-term debt, net of current portion	6,205,095	1,764,614

Total Liabilities	59,493,181	53,394,770

Shareholders’ Deficit:
Common stock - $.001 par value; authorized 50,000,000 shares, 11,951,271 and 11,818,830 shares, respectively, issued and outstanding	11,951	11,819
Additional paid-in capital	72,005,841	71,294,629
Accumulated deficit	(85,001,524)	(81,346,771)
Total Shareholders’ Deficit	(12,983,732)	(10,040,323)
Total Liabilities and Shareholders’ Deficit	$46,509,449	$43,354,447

see notes to CONSOLIDATED financial statements

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,	2020 (As Restated see Note 17)	2019 (As Restated see Note 17)

Revenue	$87,584,690	$87,518,688

Cost of sales	77,824,732	80,687,080

Gross profit	9,759,958	6,831,608

Selling, general and administrative expenses	12,046,170	11,562,781
Loss from operations	(2,286,212)	(4,731,173)

Other expense:
Other income	—	89,666
Interest expense	(1,421,955)	(2,104,851)
Total other expense, net	(1,421,955)	(2,015,185)
Loss before provision for income taxes	(3,708,167)	(6,746,358)

Provision for/ (benefit from) income taxes	(53,414)	3,877
Net loss	$(3,654,753)	$(6,750,235)

Loss per common share-basic	$(0.31)	$(0.57)

Loss per common share-diluted	$(0.31)	$(0.57)

Shares used in computing loss per common share:
Basic	11,884,307	11,808,052
Diluted	11,884,307	11,808,052

see notes to CONSOLIDATED financial statements

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

Years ended December 31, 2020 (As Restated see Note 17) and 2019 (As Restated see Note 17)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ (Deficit)

Balance at January 1, 2019	11,718,246	$11,718	$70,651,413	$(74,596,536)	$(3,933,405)

Net loss (as restated)	—	—	—	(6,750,235)	(6,750,235)
Costs related to stock offering	—	—	(119,571)	—	(119,571)
Common stock issued as employee compensation	4,950	5	32,319	—	32,324
Stock-based compensation expense	95,634	96	730,468	—	730,564

Balance at December 31, 2019	11,818,830	11,819	71,294,629	(81,346,771)	(10,040,323)

Net loss (as restated)	—	—	—	(3,654,753)	(3,654,753)
Stock-based compensation expense	132,441	132	711,212	—	711,344
Balance at December 31, 2020	11,951,271	$11,951	$72,005,841	$(85,001,524)	$(12,983,732)

see notes to CONSOLIDATED financial statements

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2020 (As Restated – see Note 17)	2019 (As Restated – see Note 17)
Cash flows from operating activities:
Net loss	$(3,654,753)	$(6,750,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,032,986	1,124,063
Amortization of debt issuance costs	95,429	95,507
Cash expended in excess of rent expense	(137,737)	(112,048)
Stock-based compensation expense	711,344	730,564
Common stock issued as employee compensation	—	32,324
Bad debt (recovery) expense	(23,395)	34,098
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,090,091	1,807,802
(Increase) decrease in contract assets	(4,448,831)	2,308,059
(Increase) decrease in inventory	(1,480,035)	1,212,469
Decrease in prepaid expenses and other current assets	187,107	1,202,189
Decrease in refundable income taxes	434,904	394,902
Increase (decrease) in accounts payable and accrued expenses	7,458,527	(678,380)
Decrease in contract liabilities	(1,911,158)	(1,968,872)
(Decrease) increase in loss reserve	(1,956,666)	302,353
Decrease in income taxes payable	(268)	(112,777)
Net cash used in operating activities	(1,602,455)	(377,982)
Cash flows from investing activities:
Purchase of property and equipment	(146,788)	(436,010)
Net cash used in investing activities	(146,788)	(436,010)
Cash flows from financing activities:

Payment of line of credit	—	(1,300,000)
Proceeds from line of credit	—	4,000,000
Proceeds from PPP loan	4,795,000	—
Payment of long-term debt	(2,337,473)	(2,436,786)
Stock offering costs paid	—	(119,571)
Debt issuance costs	(107,540)	(25,000)
Net cash provided by financing activities	2,349,987	118,643
Net increase (decrease) in cash and restricted cash	600,744	(695,349)
Cash and restricted cash at beginning of year	5,432,793	6,128,142
Cash and restricted cash at end of year	$6,033,537	$5,432,793
Supplemental schedule of noncash investing activities:
Equipment acquired under capital lease	$134,900	$399,800
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$1,490,152	$2,066,174
Cash (received) from income taxes	$(488,052)	$(378,652)

See notes to CONSOLIDATED financial statements

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

See Note 2, “Revenue Recognition”, for additional information regarding the Company’s revenue recognition policy.

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU-2017-04”). ASU 2017-04 is intended to simplify how all entities assess goodwill for impairment. This is accomplished by removing the requirement to determine the fair value of individual assets and liabilities in order to calculate a reporting unit’s “implied” goodwill. The goodwill impairment test consists of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

An entity may still perform the optional qualitative assessment for a reporting unit to determine if it is more likely than not that goodwill is impaired. However, the ASU 2017-04 eliminates the requirement to perform a qualitative assessment for any reporting unit with zero or negative carrying amount. The Company adopted ASU-2017-4 for the year ended December 31, 2020.

COVID-19

The outbreak of the COVID-19 coronavirus was declared a pandemic by the World Health Organization during our first quarter of 2020. During the latter part of our first quarter and subsequent to our quarter end, the COVID-19 pandemic grew, causing non-essential businesses to shut down and many people to observe the shelter-in-place directive from our state government. Our business and operations and the industries in which we operate have been impacted by public and private sector policies and initiatives in the U.S. to address the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote work. The COVID-19 pandemic has contributed to a general slowdown in the global economy, has adversely impacted the businesses of certain of our customers and suppliers, and, if it continues for an extended period of time, it could adversely impact our results of operations and financial condition. In response to the COVID-19 impact on our business, we have been and continue to actively mitigate costs. We have also been taking actions to preserve capital and protect the long-term needs of our businesses, including negotiating progress payments with our customers and reducing discretionary spending.

Liquidity

At December 31, 2020, our cash balance was $6,033,537 compared to $4,052,109 at December 31, 2019, an increase of $1,981,428. Our accounts receivable balance at December 31, 2020 decreased to $4,962,906 from $7,029,602 at December 31, 2019. At December 31, 2020, we had working capital of $7,674,974 compared to working capital of $11,551,636 at December 31, 2019.

On August 24, 2020, the Company entered into a Sixth Amendment and Waiver (the “Sixth Amendment”) its Amended and Restated Credit Agreement (as amended from time to time the “Credit Agreement”) with the Lenders named therein and BankUnited, N.A. (“BankUnited”) as Sole Arranger, Agent and Collateral Agent (the “BankUnited Facility”). Under the Sixth Amendment, the parties amended the Credit Agreement by extending the maturity date of the Revolving Loan and Term Loan to May 2, 2022 and making conforming changes to the repayment schedule of the Term Loan, by increasing the Term Loan $6.0 million and reducing the Revolving Loan by $6.0 million. The maturities of the Term Loan are included in the maturities of long-term debt. The BankUnited Facility, as amended by the Sixth Amendment, required us to maintain the following financial covenants: (a) maintain a debt service coverage ratio of no less than 1.5 to 1.0 at December 31, 2020 and no less than 1.25 to 1.0 for the trailing four quarter period at the end of each quarter thereafter; (b) maintain a minimum net income, after taxes, of no less than $1.00; (c) effective March 31, 2021, maintain a maximum leverage ratio at the end of each quarter for the trailing four quarter period of no more than 4.0 to 1.0; (d) maintain a minimum adjusted EBITDA at the end of each quarter of no less than $1 million; and (e) maintain a minimum liquidity of $3 million at all times. As of December 31, 2020 and 2019, the Company had $20.7 million and $26.7 million respectively as outstanding under the BankUnited Facility.

Our working capital requirements can vary significantly, depending in part on the timing of new program awards and the payment terms with our customers and suppliers. We continue to work to obtain better payment terms with our customers, including accelerated progress payment arrangements, as well as exploring alternative funding sources. The Company currently has a shareholders’ deficit and has experienced continuing losses from operations and negative cash flows from operations for the year ended December 31, 2020 which collectively represent significant risks to the Company to continue to operate as a going concern. To address these matters, the Company has (a) negotiated a revised credit facility with BankUnited effective October 28. 2021, (b) in the fourth quarter exited an unprofitable program to avoid continuing cash losses, (c) obtained and is seeking additional progress payment and advance payment customer contract funding provisions, (d) initiated new procedures to reduce investments in inventory and contract assets, (e) remained focused on its military segment which has proven to be less susceptible to COVID-19 related impacts and (f) maintained a strong (approximately $170 million) backlog of funded orders, 98% of which are for military programs. Based upon management’s assessment of the identified significant risks and the execution of the plans described above, management believes that substantial risk does not exist as to whether the Company’s liquidity and debt resources will be sufficient to meet its obligations and covenant requirements as a going concern for at least one year from the date these financial statements were available to be issued.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

On May 11, 2021, the Company entered into a Waiver and Seventh Amendment (“Seventh Amendment”) to the Credit Agreement. Under the Seventh Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to July 31, 2022, and (b) amending the leverage ratio covenant for the fiscal quarters ending on and after March 31, 2021, to 4.0 to 1.0, determined at the end of each fiscal quarter for the trailing four-quarter period then ended (or, in the case of the fiscal quarter ended March 31, 2021, determined on an annualized basis for the three-quarter period then ended). Additionally, under the Seventh Amendment, BankUnited waived late delivery of certain financial information.

On October 28, 2021, the Company entered into a Waiver and Eighth Amendment (the “Eighth Amendment”). Under the Eighth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to December 31, 2022, (b) reducing the availability under the Revolving Loan from $24 million to $21 million while eliminating the requirement to maintain a minimum $3.0 million in a combination of Revolving Loan availability and unrestricted cash, (c) providing for the repayment of an additional $750,000 of the principal balance of the Term Loan in three installments of $250,000 on November 30, 2021, December 31, 2021 and March 31, 2022 in addition to $200,000 regular monthly principal payments through maturity, (d) amending the minimum debt service coverage ratio covenant for the fiscal quarters ending on and after June 30, 2021 to provide for a ratio of 1.5 to 1.0, and (e) amending the maximum leverage ratio covenant as follows: for the fiscal quarter ending on March 31, 2021 - 5.0 to 1.0; for the fiscal quarter ending June 30, 2021 - 4.75 to 1.0; for the fiscal quarter ending September 30, 2021 - 4.25 to 1.0 and for the fiscal quarter ended December 31, 2021 and thereafter - 4.0 to 1.0, determined at the end of each fiscal quarter for the trailing four-quarter period then ended (or, in the case of the fiscal quarter ended March 31, 2021, determined on an annualized basis for the three-quarter period then ended). Additionally, under the Eighth Amendment, BankUnited waived certain covenant non-compliance and waived temporarily, late delivery of certain financial information.

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

The Company and Air Industries entered into a settlement agreement (“Settlement Agreement”) dated as of December 23, 2020, to resolve the post-closing working capital adjustment dispute in exchange for the release to the Company of the $1,381,000 cash remaining in escrow. Such amount was released from escrow to the Company on December 28, 2020. As part of the settlement agreement the Company agreed to give up the right to pursue the additional disputed working capital amount of approximately $2.1 million.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

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

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by contract type:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Aerostructure	$34,248,296	$41,921,232
Aerosystems	14,787,309	26,624,568
Kitting and Supply Chain Management	38,549,085	18,972,888
Total	$87,584,690	$87,518,688

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

3.	CONTRACT ASSETS AND LIABILITIES

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

The following table provides a reconciliation of cash and restricted cash reported within the statement of cash flows that sum to the total of the same such amounts shown in the statement of cash flows:

	December 31, 2020	December 31, 2019
Cash	$6,033,537	$4,052,109
Restricted cash	—	1,380,684
Total cash and restricted cash shown in the statement of cash flow	$6,033,537	$5,432,793

5.	ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables as follows:

	December 31,
	2020	2019
Billed receivables	$5,226,468	$7,260,457
Less: allowance for doubtful accounts	(263,562)	(230,855)
Total accounts receivable, net	$4,962,906	$7,029,602

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

6.	INVENTORY

The components of inventory consisted of the following:

	December 31,
	2020	2019
Raw materials	$2,218,981	$1,249,191
Work in progress	2,645,548	2,056,084
Finished goods (Includes completed components)	4,251,982	4,427,696
Gross inventory	$9,116,511	$7,732,971
Inventory reserves	(2,730,222)	(2,826,718)
Inventory, net	$6,386,288	$4,906,253

7.	PROPERTY AND EQUIPMENT

	December 31,		Estimated
	2020	2019	Useful Life (years)
Machinery and equipment	$3,964,491	$3,829,592	5 to 7
Computer equipment	4,179,087	4,179,087	5
Furniture and fixtures	709,350	709,350	7
Automobiles and trucks	13,162	13,162	5
Leasehold improvements	2,585,762	2,573,874	Lesser of lease term or 10 years
Total gross property and equipment	11,451,852	11,305,065
Less accumulated depreciation and amortization	(8,930,110)	(8,022,126)
Total property and equipment, net	$2,521,742	$3,282,939

Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was $907,984 and $999,063, respectively.

During the years ended December 31, 2020 and 2019, the Company acquired $134,900 and $399,800, respectively, of property and equipment under capital leases.

8.	INTANGIBLES AND GOODWILL

	December 31,
	2020	2019
Intangibles	$500,000	$500,000
Less: amortization of intangibles	(250,000)	(125,000)
Total intangibles, net	$250,000	$375,000

Goodwill	$1,784,254	$1,784,254

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

Amortization expense for the years ended December 31, 2020 and December 31, 2019 was $125,000 and $125,000, respectively.

9.	LINE OF CREDIT

On March 24, 2016, the Company entered into the Credit Agreement. The BankUnited Facility provided for a revolving credit loan commitment of $30 million (the “Revolving Loan”) and a $10 million term loan (“Term Loan”). The Revolving Loan bears interest at a rate based upon a pricing grid, as defined in the Credit Agreement.

On August 24, 2020, the Company entered into a Sixth Amendment and Waiver to the Credit Agreement (the “Sixth Amendment”). Under the Sixth Amendment, the parties amended the Credit Agreement by extending the maturity date of the Company’s Revolving Loan and Term Loan to May 2, 2022 and making conforming changes to the repayment schedule of the Term Loan. The availability under the Revolving Loan was reduced by $6 million, to $24 million, and the outstanding principal amount on the Term Note was increased to approximately $7,933,000.

On May 11, 2021, the Company entered into a Waiver and Seventh Amendment (“Seventh Amendment”) to the Credit Agreement. Under the Seventh Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to July 31, 2022, and (b) amending the leverage ratio covenant for the fiscal quarters ending on and after March 31, 2021, to 4.0 to 1.0, determined at the end of each fiscal quarter for the trailing four-quarter period then ended (or, in the case of the fiscal quarter ended March 31, 2021, determined on an annualized basis for the three-quarter period then ended). Additionally, under the Seventh Amendment, BankUnited waived late delivery of certain financial information.

On October 28, 2021, the Company entered into a Waiver and Eighth Amendment (the “Eighth Amendment”) to the Credit Agreement. Under the Eighth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to December 31, 2022, (b) reducing the availability under the Revolving Loan from $24 million to $21 million while eliminating the requirement to maintain a minimum $3.0 million in a combination of Revolving Loan availability and unrestricted cash, (c) providing for the repayment of an additional $750,000 of the principal balance of the Term Loan in three installments of $250,000 on November 30, 2021, December 31, 2021 and March 31, 2022 in addition to $200,000 regular monthly principal payments through maturity, (d) amending the minimum debt service coverage ratio covenant for the fiscal quarters ending on and after June 30, 2021 to provide for a ratio of 1.5 to 1.0, and (e) amending the maximum leverage ratio covenant as follows: for the fiscal quarter ending on March 31, 2021 - 5.0 to 1.0; for the fiscal quarter ending June 30, 2021 - 4.75 to 1.0; for the fiscal quarter ending September 30, 2021 - 4.25 to 1.0 and for the fiscal quarter ended December 31, 2021 and thereafter - 4.0 to 1.0, determined at the end of each fiscal quarter for the trailing four-quarter period then ended (or, in the case of the fiscal quarter ended March 31, 2021, determined on an annualized basis for the three-quarter period then ended). Additionally, under the Eighth Amendment, BankUnited waived certain covenant non-compliance and waived temporarily, late delivery of certain financial information.

The BankUnited Facility, as amended, requires us to maintain the following financial covenants: (a) minimum debt service coverage ratio of no less than 1.5 to 1.0 at December 31, 2020 and for the trailing four quarter period at the end of each quarter after June 30, 2021; (b) a minimum net income, after taxes, of no less than $1.00; (c) a maximum leverage ratio as follows: for the fiscal quarter ending on March 31, 2021 - 5.0 to 1.0; for the fiscal quarter ending June 30, 2021 - 4.75 to 1.0; for the fiscal quarter ending September 30, 2021 - 4.25 to 1.0 and for the fiscal quarter ended December 31, 2021 and thereafter - 4.0 to 1.0, determined at the end of each fiscal quarter for the trailing four-quarter period then ended (or, in the case of the fiscal quarter ended March 31, 2021, determined on an annualized basis for the three-quarter period then ended); and (d) a minimum adjusted EBITDA at the end of each quarter of no less than $1 million.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

As of December 31, 2020 and December 31, 2019, the Company had $20.7 million and $26.7 million, respectively, outstanding under the BankUnited Revolving Loan Facility.

The BankUnited Facility is secured by all of the Company’s assets.

10.	LONG-TERM DEBT

As described above, in connection with the Eighth Amendment, the Company and BankUnited agreed to extend the maturity dates of the Revolving Loan and Term Loan to December 31, 2022 and provide for the repayment of an additional $750,000 of the principal balance of the term loan in three installments of $250,000 on November 30, 2021, December 31, 2021 and March 31, 2022 (i.e. in addition to the approximate $200,000 regular monthly principal payments paid monthly through maturity) The availability under the Revolving Loan was reduced from $24 million to $21 million while eliminating the requirement to maintain a minimum $3.0 million in a combination Revolving Loan availability and unrestricted cash. The BankUnited Facility, as amended, requires us to maintain the financial covenants described in the preceding note.

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

On November 2, 2020, the Company applied to the Lender for full forgiveness of the PPP Loan as calculated in accordance with the terms of the CARES Act, as modified by the Paycheck Protection Flexibility Act. We were notified by our lender that our application was accepted and forwarded to the SBA, from whom, we are currently awaiting a response. All amounts are classified as current or long term in accordance with the Note terms.

On July 13, 2021, the Company received notification through Dime that the PPP Loan and accrued interest thereon have been fully forgiven by the SBA and that the forgiveness payment date was July 1, 2021. The forgiveness of the PPP Loan will be recognized during the Company’s third fiscal quarter ending September 30, 2021. See Note 18, “Subsequent Events”.

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

11.	LEASES

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

For the years ended December 31, 2020 and 2019, the Company’s operating lease expense was $ 1,625,539 and $1,761,374, respectively.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2020 were as follows:

Year ending December 31,

2021	$1,964,815
2022	1,946,746
2023	657,667
2024	8,349
Total undiscounted operating lease payments	4,577,577
Less imputed interest	(221,191)
Present value of operating lease payments	$4,356,386

The following table sets forth the ROU assets and operating lease liabilities as of December 31, 2020 and 2019:

	2020	2019
Assets
ROU Assets-Net	$4,075,048	$3,886,863

Liabilities
Current operating lease liabilities	$1,819,237	$1,709,153
Long-term operating lease liabilities	2,537,149	2,596,784
Total ROU liabilities	$4,356,386	$4,305,937

The right-of-use assets under operating leases was $4,075,048 and $3,886,863 at December 31, 2020 and 2019, respectively. The non-cash amortization expense of these assets under operating leases was $1,783,280 and $1,761,374 for the years ended December 31, 2020 and 2019, respectively.

The Company’s weighted average remaining lease term for its operating leases is 2.3 years.

On November 10, 2021, the Company executed the second amendment to the lease agreement for its manufacturing and office space, which extends the lease agreement’s expiration date to April 30, 2026.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

12.	INCOME TAXES

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

The provision (benefit) for income taxes consists of the following:

Year ended December 31,	2020	2019
Current:
Federal	$(57,788)	$—
State	4,374	3,877
Deferred:
Federal	—	—
State	—	—
Total	$(53,414)	$3,877

The difference between the income tax provision computed at the federal statutory rate and the actual tax provision (benefit) is accounted for as follows:

December 31,	2020	2019
Taxes computed at the federal statutory rate	$(778,715)	$(1,418,363)
State income tax, net	3,454	3,890
Research and development tax credit	(210,374)	(180,813)
Change in valuation allowance	943,047	1,533,479
Other	—	10,870
Refund from IRS audit	(57,787)	—
Permanent differences	46,961	54,814
Provision(benefit) for income taxes	$(53,414)	$3,877

The components of deferred income tax assets and liabilities are as follows:

Deferred Tax Assets:	2020	2019
Allowance for doubtful accounts	$56,884	$50,100
Credit carryforwards	1,758,809	1,435,543
Inventory reserve	1,046,890	637,396
Loss contracts reserve	260,780	285,367
Restricted stock	189,072	87,976
Other	18,654	15,238
Acquisition costs	93,063	100,774
Lease liability	950,141	934,463
Disallowed interest expense	909,800	749,228
Net operating loss carryforward	20,953,330	21,016,334
Deferred tax assets	26,237,423	25,312,419

Valuation allowance	(22,704,931)	(21,632,564)

Deferred Tax Liabilities:
Prepaid expenses	115,437	114,738
Revenue recognition	2,086,045	2,133,348
Property and equipment	441,590	588,252
ROU asset	889,420	843,517
Deferred tax liabilities	$3,532,492	$3,679,855
Net deferred tax assets (liabilities)	$—	$—

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

As of December 31, 2020, the Company had approximately $92.4 million of gross net operating loss carryforwards (“NOLs”) for federal tax purposes and approximately $38.4 million of post apportionment NOLs for state tax purposes.

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

The provision for income tax benefit for the year ended December 31, 2020 was a benefit of $53,414, an effective tax rate of 1.44%. The tax benefit consists of a refund received from the 2014 NOL carryback claim and state minimum taxes. In February 2019, the Company received information that the net operating loss carryback that was utilized in 2014 was under examination and could possibly be partially disallowed by the Internal Revenue Service (“IRS”). This adjustment was an issue of timing of the loss and had no income tax provision effect. In June 2020, the Company received a letter from the IRS stating that the returns will be accepted as filed. In September 2020, the Company received additional refunds related to the tax years under examination. The examination is now closed and there is no uncertain tax position recorded for this item.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

13.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation based on the fair value of the stock or stock based instrument on the date of grant. The Company’s net loss for the years ended December 31, 2020 and 2019, includes approximately $711,000 and $763,000 of stock based compensation expense, respectively, for the grant of RSUs and shares.

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

In February 2020, a former CFO forfeited 10,000 shares of common stock upon his resignation. In August 2020, the Company granted 84,383 shares of common stock to various officers and employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2024 based upon the service and performance thresholds. In August 2020, the Company granted 9,346 shares to an employee. The shares will be fully vested August 26, 2021. In August 2020, 66,242 of the shares granted in 2016, 2017, 2018 and 2019, respectively, were forfeited because the Company failed to achieve certain performance criteria for the year ended December 31, 2019.

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

14.	EMPLOYEE BENEFIT PLAN

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

15.	MAJOR CUSTOMERS

For the year ended December 31, 2020, 35%, 11%, 11% and 9% of our revenue were generated from our four largest customers. For the year ended December 31, 2019, 28%, 18%, 13% and 12% of our revenue were generated from our four largest customers.

At December 31, 2020, 29%, 24% 15% and 13% of accounts receivable were due from our four largest customers. At December 31, 2019, 29%, 24%, 13% and 12% of accounts receivable were due from our four largest customers.

At December 31, 2020, 39%, 20%, 12% and 9% of our contract assets were related to our four largest customers. At December 31, 2019, 50%, 12%, 11%, and 7% of our contract assets were related to our four largest customers.

16.	LEGAL PROCEEDINGS

Class Action Lawsuit

As previously disclosed, a consolidated class action lawsuit has been filed against the Company, Douglas McCrosson, the Company’s Chief Executive Officer, Vincent Palazzolo, the Company’s former Chief Financial Officer, and the two underwriters of the Company’s October 16, 2018 offering of common stock, Canaccord Genuity LLC and B. Riley FBR. The Amended Complaint in the action asserts claims on behalf of two plaintiff classes: (i) purchasers of the Company’s common stock issued pursuant to and/or traceable to the Company’s offering conducted on or about October 16, 2018; and (ii) purchasers of the Company’s common stock between March 22, 2018 through February 14, 2020. The Amended Complaint alleges that the defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act by negligently permitting false and misleading statements to be included in the registration statement and prospectus supplements issued in connection with its October 16, 2018 securities offering. The Amended Complaint also alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated by the SEC, by making false and misleading statements in the Company’s periodic reports filed between March 22, 2018 through February 14, 2020. Plaintiff seeks unspecified compensatory damages, including interest; rescission or a rescissory measure of damages; unspecified equitable or injunctive relief; and costs and expenses, including attorney’s fees and expert fees.  On February 19, 2021, the Company moved to dismiss the Amended Complaint.  Plaintiff submitted a brief in opposition to the motion to dismiss on April 23, 2021.

On May 20, 2021, the parties reached a settlement, subject to court approval. On July 9, 2021, Plaintiff filed an unopposed motion for preliminary approval of the settlement. After satisfaction of our $750,000 retention, of which approximately $150,000 remained as of November 15, 2021, the settlement will be covered in large part by our directors’ and officers’ insurance.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Shareholder Derivative Action

Four shareholder derivative actions have been filed against current members of our board of directors and certain of our current and former officers.

The first action (captioned Moulton v. McCrosson, et.al., No. 20-cv-02092) was filed in the United States District Court for the Eastern District of New York, and purports to assert derivative claims against the individual defendants for violations of Section 10(b) and 21(d) of the Exchange Act and breach of fiduciary duty, unjust enrichment, and contribution, and seeks to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct. The complaint also seeks declaratory, equitable, injunctive, and monetary relief, as well as attorneys’ fees and other costs. On October 26, 2020, the plaintiff filed an amended complaint. On January 27, 2021, the Court stayed the action pursuant to a joint stipulation filed by the parties.

The second action (captioned Woodyard v. McCrosson, et al., Index No. 613169/2020) was filed on September 17, 2020, in the Supreme Court of the State of New York (Suffolk County), and purports to assert derivative claims against the individual defendants for breach of fiduciary duty and unjust enrichment, and seeks to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct, along with declaratory, equitable, injunctive and monetary relief, as well as attorneys’ fees and other costs. On December 22, 2020, the parties filed a joint stipulation staying the action pending further developments in the class action.

The third action (captioned Berger v. McCrosson, et al., No. 1:20-cv-05454) was filed on November 10, 2020, in the United States District Court for the Eastern District of New York, and purports to assert derivative claims against current and former members of our board of directors, and certain of our current and former officers. The complaint, which is based on the shareholder’s inspection of certain corporate books and records, purports to assert derivative claims against the individual defendants for breach of fiduciary duty and unjust enrichment, and seeks to implement reforms to the Company’s corporate governance and internal procedures and to recover on behalf of the Company an unspecified amount of monetary damages.  The complaint also seeks equitable, injunctive, and monetary relief, as well as attorneys’ fees and other costs.

On March 19, 2021, the parties to the Moulton and Berger actions filed a joint stipulation consolidating the actions and staying the consolidated action pending further developments in the class action.

The fourth action (captioned Wurst v. Bazaar, et al., Index No. 605244/2021) was filed on March 24, 2021, in the Supreme Court of the State of New York (Suffolk County), and purports to assert derivative claims against the Company’s current and former executive officers, certain board members, and the Company as a nominal defendant. The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct. The complaint also seeks declaratory, equitable, injunctive, and monetary relief, as well as attorneys’ fees and other costs. On April 12, 2021, the parties filed a joint stipulation staying the action pending further developments in the class action.

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

17.	RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

As previously reported, on June 4, 2021, the audit and finance committee (the “Audit and Finance Committee”) of the board of directors of CPI Aerostructures, Inc. (the “Company”), determined, based on the recommendation of management and in consultation with CohnReznick LLP (“CohnReznick”), the Company’s independent registered public accounting firm, that the Company’s financial statements which were included in its Annual Report on Form 10-K for the year ended December 31, 2020 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020, and September 30, 2020 as filed with the Securities and Exchange Commission (the “SEC”) should no longer be relied upon due to errors in such financial statements relating to the recording and reporting of inventory costing and related internal controls (the “Inventory Costing Errors”) and that management’s reports on the effectiveness of internal control over financial reporting, press releases, and investor communications describing the Company’s financial statements for such periods should no longer be relied upon. The Company’s management identified the Inventory Costing Errors during its inventory testing procedures for the preparation of the Company’s financial statements for the quarterly period ended March 31, 2021. At the time of the June 2021 disclosure, the Company estimated and disclosed that the Inventory Costing Errors were expected to increase 2020 net loss reported on the Annual Report on Form 10-K for the year ended December 31, 2020 by $1.9 million to $2.3 million. The Company has now determined that the Inventory Costing Errors increased 2020 net loss by $2,010,084.

The correction of the Inventory Costing Errors resulted in the determination that certain contracts were in a loss position and certain inventory items required additional reserves. The Company re-evaluated the sufficiency of its provisions for loss contracts and inventory reserves that it had previously recorded and concluded that increases to these reserves were required. The insufficient reserves resulting from such reserve increases are referred to as “Additional Inventory Reserves” and “Loss Contract Reserve” and are together referred to as the “Insufficient Reserves.” It was further determined by management that the appropriate starting point for increasing the Insufficient Reserves was during the fourth quarter of 2019.

On November 16, 2021, the Audit and Finance Committee determined, based on the analysis and recommendation of management and in consultation with CohnReznick, that the Company’s financial statements as of and for the period ended December 31, 2019 which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 should no longer be relied upon due to errors in such financial statements relating to the recording and reporting of the Insufficient Reserves, that, similarly, management’s reports on the effectiveness of internal control over financial reporting, press releases, and investor communications describing the Company’s financial statements for such period should no longer be relied upon, and stated that the Company expected to restate its Annual Report on Form 10-K for the years ended December 31, 2020 and December 31, 2019, and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020, and September 30, 2020 as filed with the SEC (the “Original Forms 10-Q”) by filing a comprehensive Form 10-K/A.

The Company, upon conducting an analysis of the impact of the Insufficient Reserves on previously reported financial results, determined that net loss for the years ended December 31, 2020 and 2019 is $324,231 and $2,189,728, respectively, greater than the net loss reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Considering both the Inventory Costing Errors and the Insufficient Reserves, the Company determined that the net loss for the years ended December 31, 2020 and 2019 is $2,334,315 and $2,300,083, respectively, greater than the net loss reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and net loss for the quarters ended March 31, 2020 and June 30, 2020 is $544,836 and $763,730, respectively, greater than the net loss reported in the respective Quarterly Reports on Form 10-Q for such periods and the net income for the quarter ended September 30, 2020 is $24,556 more than the net income reported in the Quarterly Report for such period.

The Inventory Costing Errors resulted from software processing and coding errors, inconsistent units of measure being used for quantities ordered and quantities received of certain purchased parts, incorrect accruals to accounting periods of the cost of certain goods received and the Company not having a procedure to address over or under absorbed overhead costs at the end of accounting periods. The Inventory Costing Errors affected the income reported with respect to the Company’s product lines for which revenue is recognized when a product ships to customers, which accounted for approximately 15% of total 2020 revenue (the “Non-POC Contracts”). The Inventory Costing Errors did not affect income reported with respect to the Company’s products for which revenue is recognized over time using percentage of completion accounting (the “POC Contracts”). The Loss Contract Reserve and the Additional Inventory Reserves also only affect the income reported with respect to the Company’s Non-POC Contracts, and do not affect the income reported with respect to the Company’s POC Contracts. The Inventory Costing Errors and the Insufficient Reserves did not affect either prior reported revenue or cash flow for fiscal 2020 and 2019.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Management has considered the effect of the Inventory Costing Errors and the Insufficient Reserves on the Company’s prior conclusions of the adequacy of its internal control over financial reporting and disclosure controls and procedures as of the end of each of the applicable periods. As a result of the Inventory Costing Errors and the Insufficient Reserves, management has determined that a material weakness existed in the Company’s internal control over financial reporting as of the end of the quarterly periods ended March 31, 2020, June 30, 2020, September 30, 2020 and for the years ended December 31, 2020 and 2019. See Part II Item 9A – Controls and Procedures within this Comprehensive Form 10-K/A for a description of these matters.

As a result of the restatement included herein caused by the Inventory Costing Errors and Insufficient Reserves, the Company is reporting herein net loss for the years ended December 31, 2020 and December 31, 2019 which is $2,334,315 and $2,300,083, respectively, greater than the net loss reported in the Original Form 10-K and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, net loss for the quarters ended March 31, 2020 and June 30, 2020 which is $544,836 and $763,730, respectively, greater than the net loss reported in the respective Original Forms 10-Q, and net income for the quarter ended September 30, 2020 which is $24,556 greater than the net income reported in the Original Form 10-Q. The Inventory Costing Errors and the Insufficient Reserves did not affect reported revenue or cash flows for the years ended December 31, 2020 or December 31, 2019, or for the quarters ended March 31, June 30 and September 30, 2020.

2020 and 2019 Restatement

The following is a discussion of the restatement adjustments that were made to the Company’s previously issued December 31, 2020 and December 31, 2019 consolidated financial statements due to the Inventory Costing Errors, Loss Contract Reserve and Additional Inventory Reserves.

(a) Inventory Costing Errors

The Company determined that the Inventory Costing Errors resulted in incorrectly reported inventory values and reported income for the annual periods ended December 31, 2020 and December 31, 2019, and the quarterly periods ended March 31, 2020, June 30, 2020 and September 30, 2020. The Inventory Costing Errors were comprised of the following:

1) Labor costs for work in process were overstated in the detailed inventory records due to an automated reversing entry not processing correctly;

2) A customized IT program to calculate weighted average cost was not tested thoroughly enough, which allowed errors in average cost calculations to occur in certain situations;

3) Units of Measure were not consistent between quantities ordered and quantities received for certain classes of purchased parts, which resulted in overstatements of inventory values due to units of measure not being consistent with unit prices on purchase orders to suppliers;

4) The cost of goods received which had not yet processed through the Company’s quality inspection process at the time of the period-end accounting closes were not properly accrued to the period financial statements;

5) The Company did not have a process to address over-absorbed or under-absorbed overhead costs at the end of each accounting period.

(b) Loss Contract Reserve

After correcting its financial statements for the Inventory Costing Errors, the Company determined that is was a party to some contracts to deliver product upon which the Company would lose money, and thus the Company’s Loss Contract Reserve was increased accordingly for the year ended December 31, 2020 and December 31, 2019, and for the quarterly periods ended March 31, 2020, June 30, 2020 and September 30, 2020.

(c) Additional Inventory Reserves

After correcting its financial statements for the Inventory Costing Errors, the Company determined that its inventory required additional reserves to reflect current market value and demand, and thus the Company’s Inventory Reserves were increased accordingly for the year ended December 31, 2020 and December 31, 2019, and for the quarterly periods ended March 31, 2020, June 30, 2020 and September 30, 2020.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

(d) Income taxes

There were no material tax adjustments to the Company’s Provision for/(benefit from) income taxes or Net deferred tax assets (liabilities) related to the impact of the 2020 and 2019 Restatement.

The following tables present the impact of the restatement on the Company’s previously reported financial statements as of December 31, 2020; September 30, 2020; June 30, 2020 and March 31, 2020 and December 31, 2019:

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Impact on Consolidated Balance Sheets

The effect of the Restatement described above on the accompanying consolidated balance sheets as of December 31, 2020; September 30, 2020; June 30, 2020; March 31, 2020 and December 31, 20019 are as follows:

	Consolidated Balance Sheet as at December 31, 2020
	As Previously Reported	Inventory Costing Errors	Loss Contract Reserve	Additional Inventory Reserve	As Restated
ASSETS
Current Assets:
Cash	$6,033,537	$—	$—	$—	$6,033,537
Accounts receivable, net	4,962,906				4,962,906
Contract assets	19,729,638				19,729,638
Inventory	9,567,921	(1,875,950)		(1,305,683)	6,386,288
Refundable income taxes	40,000				40,000
Prepaid expenses and other current assets	534,857				534,857

Total Current Assets	$40,868,859	$(1,875,950)	$—	$(1,305,683)	$37,687,226

Operating lease right-of-use assets	4,075,048				4,075,048
Property and equipment, net	2,521,742				2,521,742
Intangibles, net	250,000				250,000
Goodwill	1,784,254				1,784,254
Other assets	191,179				191,179

Total Assets	49,691,082	$(1,875,950)	$—	$(1,305,683)	$46,509,449

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$12,092,684				$12,092,684
Accrued expenses	5,693,518	244,403			5,937,921
Contract liabilities	1,650,549				1,650,549
Loss reserve	800,971		1,208,276		2,009,247
Current portion of long-term debt	6,501,666				6,501,666
Operating lease liabilities	1,819,237				1,819,237
Income taxes payable	862	86			948

Total Current Liabilities	28,559,487	244,489	1,208,276	—	30,012,252

Line of credit	20,738,685				20,738,685
Long-term operating lease liabilities	2,537,149				2,537,149
Long-term debt, net of current portion	6,205,095				6,205,095

Total Liabilities	58,040,416	244,489	1,208,276	—	59,493,181

Shareholders’ Deficit:
Common stock	11,951				11,951
Additional paid-in capital	72,005,841				72,005,841
Accumulated deficit	(80,367,126)	(2,120,439)	$(1,208,276)	(1,305,683)	(85,001,524)
Total Shareholders’ Deficit	(8,349,334)	(2,120,439)	(1,208,276)	(1,305,683)	(12,983,732)
Total Liabilities and Shareholders’ Deficit	$49,691,082	$(1,875,950)	—	$(1,305,683)	$46,509,449

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

	Consolidated Balance Sheet as at September 30, 2020
	As Previously Reported	Inventory Costing Errors	Loss Contract Reserve	Additional Inventory Reserve	As Restated
ASSETS
Current Assets:
Cash	$3,589,095	$—	$—	$—	$3,589,095
Restricted cash	1,380,684				1,380,684
Accounts receivable, net	7,309,323				7,309,323
Contract assets	18,409,267				18,409,267
Inventory	8,742,093	(962,577)		(1,226,852)	6,552,664
Refundable income taxes	35,459				35,459
Prepaid expenses and other current assets	600,889				600,889

Total Current Assets	40,066,810	(962,577)	—	(1,226,852)	37,877,381

Operating lease right-of-use assets	2,730,567				2,730,567
Property and equipment, net	2,618,887				2,618,887
Intangibles, net	281,250				281,250
Goodwill	1,784,254				1,784,254
Other assets	205,844				205,844

Total Assets	47,687,612	$(962,577)	$—	$(1,226,852)	$45,498,183

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$13,009,645				$13,009,645
Accrued expenses	3,333,335	86,467			3,419,802
Contract liabilities	2,469,441				2,469,441
Loss reserve	1,569,447		1,308,197		2,877,644
Current portion of long-term debt	5,377,559				5,377,559
Operating lease liabilities	1,821,136				1,821,136
Income taxes payable	1,216				1,216

Total Current Liabilities	27,581,779	86,467	1,308,197	—	28,976,443

Line of credit	20,738,685				20,738,685
Long-term operating lease liabilities	1,212,573				1,212,573
Long-term debt, net of current portion	7,811,467				7,811,467

Total Liabilities	57,344,504	86,467	1,308,197	—	58,739,168

Shareholders’ Deficit:
Common stock	11,926				11,926
Additional paid-in capital	71,972,011				71,972,011
Accumulated deficit	(81,640,829)	(1,049,044)	$(1,308,197)	(1,226,852)	(85,224,922)
Total Shareholders’ Deficit	(9,656,892)	(1,049,044)	(1,308,197)	(1,226,852)	(13,240,985)
Total Liabilities and Shareholders’ Deficit	$47,687,612	$(962,577)	—	$(1,226,852)	$45,498,183

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

	Consolidated Balance Sheet as at June 30, 2020
	As Previously Reported	Inventory Costing Errors	Loss Contract Reserve	Additional Inventory Reserve	As Restated
ASSETS
Current Assets:
Cash	$6,749,201	$—	$—	$—	$6,749,201
Restricted cash	1,380,684				1,380,684
Accounts receivable, net	6,958,417				6,958,417
Contract assets	15,566,681				15,566,681
Inventory	7,658,508	(794,960)		(1,157,695)	5,705,853
Refundable income taxes	36,973				36,973
Prepaid expenses and other current assets	864,781				864,781

Total Current Assets	39,215,245	(794,960)	—	(1,157,695)	37,262,590

Operating lease right-of-use assets	3,122,360				3,122,360
Property and equipment, net	2,840,872				2,840,872
Intangibles, net	312,500				312,500
Goodwill	1,784,254				1,784,254
Other assets	123,013				123,013

Total Assets	$47,398,244	$(794,960)	$—	$(1,157,695)	$45,445,589

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$9,078,736				$9,078,736
Accrued expenses	3,825,606	141,638			3,967,244
Contract liabilities	4,995,427				4,995,427
Loss reserve	2,101,123		1,514,356		3,615,479
Current portion of long-term debt	4,728,515				4,728,515
Operating lease liabilities	1,783,249				1,783,249
Income taxes payable	1,216				1,216

Total Current Liabilities	26,513,872	141,638	1,514,356	—	28,169,866

Line of credit	26,738,685				26,738,685
Long-term operating lease liabilities	1,680,897				1,680,897
Long-term debt, net of current portion	3,077,992				3,077,992

Total Liabilities	58,011,446	141,638	1,514,356	—	59,667,440

Shareholders’ Deficit:
Common stock	11,856				11,856
Additional paid-in capital	71,830,980				71,830,980
Accumulated deficit	(82,456,038)	(936,598)	$(1,514,356)	(1,157,695)	(86,064,687)
Total Shareholders’ Deficit	(10,613,202)	(936,598)	(1,514,356)	(1,157,695)	(14,221,851)
Total Liabilities and Shareholders’ Deficit	$47,398,244	$(794,960)	—	$(1,157,695)	$45,445,589

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

	Consolidated Balance Sheet as at March 31, 2020
	As Previously Reported	Inventory Costing Errors	Loss Contract Reserve	Additional Inventory Reserve	As Restated
ASSETS
Current Assets:
Cash	$1,998,697	$—	$—	$—	$1,998,697
Restricted cash	1,380,684				1,380,684
Accounts receivable, net	6,107,968				6,107,968
Contract assets	15,814,549				15,814,549
Inventory	6,940,139	(353,212)		(1,094,244)	5,492,683
Refundable income taxes	473,398				473,398
Prepaid expenses and other current assets	688,006				688,006

Total Current Assets	33,403,441	(353,212)	—	(1,094,244)	31,955,985

Operating lease right-of-use assets	3,507,760				3,507,760
Property and equipment, net	3,061,106				3,061,106
Intangibles, net	343,750				343,750
Goodwill	1,784,254				1,784,254
Other assets	151,041				151,041

Total Assets	42,251,352	$(353,212)	$—	$(1,094,244)	$40,803,896

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$8,255,635				$8,255,635
Accrued expenses	3,051,727	73,142			3,124,869
Contract liabilities	4,749,373				4,749,373
Loss reserve	2,145,556		1,324,321		3,469,877
Current portion of long-term debt	2,460,639				2,460,639
Operating lease liabilities	1,745,616				1,745,616
Income taxes payable	1,216				1,216

Total Current Liabilities	22,409,762	73,142	1,324,321	—	23,807,225

Line of credit	26,738,685				26,738,685
Long-term operating lease liabilities	2,142,574				2,142,574
Long-term debt, net of current portion	1,165,905				1,165,905

Total Liabilities	52,456,926	73,142	1,324,321	—	53,854,389

Shareholders’ Deficit:
Common stock	11,837				11,837
Additional paid-in capital	71,641,796				71,641,796
Accumulated deficit	(81,859,207)	(426,354)	(1,324,321)	(1,094,244)	(84,704,126)
Total Shareholders’ Deficit	(10,205,574)	(426,354)	(1,324,321)	(1,094,244)	(13,050,493)
Total Liabilities and Shareholders’ Deficit	$42,251,352	$(353,212)	—	$(1,094,244)	$40,803,896

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

	Consolidated Balance Sheet as at December 31, 2019
	As Previously Reported	Inventory Costing Errors	Loss Contract Reserve	Additional Inventory Reserve	As Restated
ASSETS
Current Assets:
Cash	$4,052,109	$—	$—	$—	$4,052,109
Restricted cash	1,380,684				1,380,684
Accounts receivable, net	7,029,602				7,029,602
Contract assets	15,280,807				15,280,807
Inventory	5,891,386	(110,355)		(874,778)	4,906,253
Refundable income taxes	474,904				474,904
Prepaid expenses and other current assets	721,964				721,964

Total Current Assets	34,831,456	(110,355)	—	(874,778)	33,846,323

Operating lease right-of-use assets	3,886,863				3,886,863
Property and equipment, net	3,282,939				3,282,939
Intangibles, net	375,000				375,000
Goodwill	1,784,254				1,784,254
Other assets	179,068				179,068

Total Assets	$44,339,580	$(110,355)	$—	$(874,778)	$43,354,447

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$8,199,557				$8,199,557
Accrued expenses	2,372,522				2,372,522
Contract liabilities	3,561,707				3,561,707
Loss reserve	2,650,963		1,314,950		3,965,913
Current portion of long-term debt	2,484,619				2,484,619
Operating lease liabilities	1,709,153				1,709,153
Income taxes payable	1,216				1,216

Total Current Liabilities	20,979,737	—	1,314,950	—	22,294,687

Line of credit	26,738,685				26,738,685
Long-term operating lease liabilities	2,596,784				2,596,784
Long-term debt, net of current portion	1,764,614				1,764,614

Total Liabilities	52,079,820	—	1,314,950	—	53,394,770

Shareholders’ Deficit:
Common stock	11,819				11,819
Additional paid-in capital	71,294,629				71,294,629
Accumulated deficit	(79,046,688)	(110,355)	(1,314,950)	(874,778)	(81,346,771)
Total Shareholders’ Deficit	(7,740,240)	(110,355)	(1,314,950)	(874,778)	(10,040,323)
Total Liabilities and Shareholders’ Deficit	$44,339,580	$(110,355)	—	$(874,778)	$43,354,447

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Impact on Consolidated Statements of Operations

The effect of the Restatement described above on the accompanying consolidated statement of operations for the twelve months ended December 31, 2020 is as follows:

	Consolidated Statement of Operation For the twelve months ended December 31, 2020

	As Previously Reported	Inventory Costing Errors	Loss Contract Reserve	Inventory Reserve	As Restated
Revenue	$87,584,690	$—	$—	$—	$87,584,690
Cost of sales	75,490,503	$2,009,998	(106,674)	430,905	77,824,732
Gross profit	12,094,187	(2,009,998)	106,674	(430,905)	9,759,958
Selling, general and administrative expenses	12,046,170				12,046,170
Profit (loss) from operations	48,017	(2,009,998)	106,674	(430,905)	(2,286,212)

Other expense:
Interest expense	(1,421,955)				(1,421,955)
Loss before provision for income taxes	(1,373,938)	(2,009,998)	106,674	(430,905)	(3,708,167)

Benefit from income taxes	(53,500)	86	—	—	(53,414)
Net loss	$(1,320,438)	$(2,010,084)	$106,674	$(430,905)	$(3,654,753)
Loss per common share - basic	$(0.11)	$(0.17)	$0.01	$(0.04)	$(0.31)
Loss per common share - diluted	$(0.11)	$(0.17)	$0.01	$(0.04)	(0.31)
Basic	11,884,307	—	—	—	11,884,307
Diluted	11,884,307	—	—	—	11,884,307

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

The effect of the Restatement described above on the accompanying consolidated statement of operations for the three and nine months ended September 30, 2020 is as follows:

	Consolidated Statement of Operation For the three months ended September 30, 2020 (Unaudited)

	As Previously Reported	Inventory Costing Errors	Loss Contract Reserve	Inventory Reserve	As Restated
Revenue	$25,576,718	$—	$—	$—	$25,576,718
Cost of sales	21,394,243	112,446	(206,159)	69,157	21,369,687
Gross profit	4,182,475	(112,446)	206,159	(69,157)	4,207,031
Selling, general and administrative expenses	3,050,644				3,050,644
Profit from operations	1,131,831	(112,446)	206,159	(69,157)	1,156,387

Other expense:
Interest expense	(309,008)				(309,008)
Income before provision for income taxes	822,823	(112,446)	206,159	(69,157)	847,379

Provision for income taxes	7,614	—	—	—	7,614
Net Income	$815,209	$(112,446)	$206,159	$(69,157)	$839,765
Income per common share - basic	$0.07	$(0.01)	$0.02	$(0.01)	$0.07
Income per common share - diluted	$0.07	$(0.01)	$0.02	$(0.01)	$0.07
Basic	11,894,469	—	—	—	11,894,469
Diluted	11,894,469	—	—	—	11,917,149

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

	Consolidated Statement of Operation For the nine months ended September 30, 2020 (Unaudited)
	As Previously Reported	Inventory Costing Errors	Loss Contract Reserve	Inventory Reserve	As Restated
Revenue	$62,175,872	$—	$—	$—	$62,175,872
Cost of sales	54,715,508	938,689	(6,753)	352,074	55,999,518
Gross profit	7,460,364	(938,689)	6,753	(352,074)	6,176,354
Selling, general and administrative expenses	8,958,986				8,958,986
Loss from operations	(1,498,622)	(938,689)	6,753	(352,074)	(2,782,632)

Other expense:
Interest expense	(1,085,805)				(1,085,805)
Loss before provision for income taxes	(2,584,427)	(938,689)	6,753	(352,074)	(3,868,437)

Provision for income taxes	9,714	—	—	—	9,714
Net loss	$(2,594,141)	$(938,689)	$6,753	$(352,074)	$(3,878,151)
Loss per common share - basic	$(0.22)	$(0.08)	$0.00	$(0.03)	$(0.33)
Loss per common share - diluted	$(0.22)	$(0.08)	$0.00	$(0.03)	(0.33)
Basic	11,862,506	—	—	—	11,862,506
Diluted	11,862,506	—	—	—	11,862,506

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

The effect of the Restatement described above on the accompanying consolidated statement of operations for the three and six months ended June 30, 2020 is as follows:

	Consolidated Statement of Operation For the three months ended June 30, 2020 (Unaudited)

	As Previously Reported	Inventory Costing Errors	Loss Contract Reserve	Inventory Reserve	As Restated
Revenue	$19,740,767	$—	$—	$—	$19,740,767
Cost of sales	17,160,698	$510,244	190,035	63,451	17,924,428
Gross profit	2,580,069	(510,244)	(190,035)	(63,451)	1,816,339
Selling, general and administrative expenses	2,815,252				2,815,252
Loss from operations	(235,183)	(510,244)	(190,035)	(63,451)	(998,913)

Other expense:
Interest expense	(360,126)				(360,126)
Profit before provision for income taxes	(595,309)	(510,244)	(190,035)	(63,451)	(1,359,039)

Provision for income taxes	1,522	—	—	—	1,522
Net profit	$(596,831)	$(510,244)	$(190,035)	$(63,451)	$(1,360,561)
Loss per common share - basic	$(0.05)	$(0.04)	$(0.02)	$(0.00)	$(0.11)
Loss per common share - diluted	$(0.05)	$(0.04)	$(0.02)	$(0.00)	(0.11)
Basic	11,855,404	—	—	—	11,855,404
Diluted	11,855,404	—	—	—	11,855,404

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

	Consolidated Statement of Operation For the six months ended June 30, 2020 (Unaudited)

	As Previously Reported	Inventory Costing Errors	Loss Contract Reserve	Inventory Reserve	As Restated
Revenue	$36,599,154	$—	$—	$—	$36,599,154
Cost of sales	33,321,265	826,243	199,406	282,917	34,629,831
Gross profit	3,277,889	(826,243)	(199,406)	(282,917)	1,969,323
Selling, general and administrative expenses	5,908,342				5,908,342
Loss from operations	(2,630,453)	(826,243)	(199,406)	(282,917)	(3,939,019)

Other expense:
Interest expense	(776,797)				(776,797)
Loss before provision for income taxes	(3,407,250)	(826,243)	(199,406)	(282,917)	(4,715,816)

Provision for income taxes	2,100	—	—	—	2,100
Net loss	$(3,409,350)	$(826,243)	$(199,406)	$(282,917)	$(4,717,916)
Loss per common share - basic	$(0.29)	$(0.07)	$(0.02)	$(0.02)	$(0.40)
Loss per common share - diluted	$(0.29)	$(0.07)	$(0.02)	$(0.02)	(0.40)
Basic	11,846,260	—	—	—	11,846,260
Diluted	11,846,260	—	—	—	11,846,260

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

The effect of the Restatement described above on the accompanying consolidated statement of operations for the three months ended March 31, 2020 is as follows:

	Consolidated Statement of Operation For the three months ended March 31, 2020 (Unaudited)

	As Previously Reported	Inventory Costing Errors	Loss Contract Reserve	Inventory Reserve	As Restated
Revenue	$16,858,386	$—	$—	$—	$16,858,386
Cost of sales	16,160,567	315,999	9,371	219,466	16,705,403
Gross profit	697,819	(315,999)	(9,371)	(219,466)	152,983
Selling, general and administrative expenses	3,093,090				3,093,090
Loss from operations	(2,395,271)	(315,999)	(9,371)	(219,466)	(2,940,107)

Other expense:
Interest expense	(416,670)				(416,670)
Loss before provision for income taxes	(2,811,941)	(315,999)	(9,371)	(219,466)	(3,356,777)

Provision for income taxes	578	—	—	—	578
Net loss	$(2,812,519)	$(315,999)	$(9,371)	$(219,466)	$(3,357,355)
Loss per common share - basic	$(0.24)	$(0.03)	$(0.00)	$(0.02)	$(0.29)
Loss per common share - diluted	$(0.24)	$(0.03)	$(0.00)	$(0.02)	(0.29)
Basic	11,837,014	—	—	—	11,837,014
Diluted	11,837,014	—	—	—	11,837,014

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

The effect of the Restatement described above on the accompanying consolidated statement of operations for the twelve months ended December 31, 2019 is as follows:

	Consolidated Statement of Operation For the twelve months ended December 31, 2019

	As Previously Reported	Inventory Costing Errors	Loss Contract Reserve	Inventory Reserve	As Restated
Revenue	$87,518,688	$—	$—	$—	$87,518,688
Cost of sales	78,386,997	110,355	1,314,950	874,778	80,687,080
Gross profit	9,131,691	(110,355)	(1,314,950)	(874,778)	6,831,608
Selling, general and administrative expenses	11,562,781				11,562,781
Loss from operations	(2,431,090)	(110,355)	(1,314,950)	(874,778)	(4,731,173)

Other income (expense):
Other income	89,666				89,666
Interest expense	(2,104,851)				(2,104,851)
Loss before provision for income taxes	(4,446,275)	(110,355)	(1,314,950)	(874,778)	(6,746,358)

Provision for income taxes	3,877	—	—	—	3,877
Net loss	$(4,450,152)	$(110,355)	$(1,314,950)	$(874,778)	$(6,750,235)
Loss per common share - basic	$(0.38)	$(0.01)	$(0.11)	$(0.07)	$(0.57)
Loss per common share - diluted	$(0.38)	$(0.01)	$(0.11)	$(0.07)	$(0.57)
Basic	11,808,052	—	—	—	11,808,052
Diluted	11,808,052	—	—	—	11,808,052

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Cumulative Effect of Prior Period Adjustments

The following table presents the impact of the Restatement on the Company’s shareholders’ deficit as of December 31, 2019 (as restated) and December 31, 2020 (as restated):

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, December 31, 2019 (As previously reported)	11,818,830	$11,819	$71,294,629	$(79,046,688)	$(7,740,240)
Inventory Costing Errors	—	—	—	(110,355)	(110,355)
Loss Contract Reserve	—	—	—	(1,314,950)	(1,314,950)
Inventory Reserve	—	—	—	(874,778)	(874,778)
Cumulative restatement adjustments	—	—	—	(2,300,083)	(2,300,083)
Balance, December 31, 2019 (As Restated)	11,818,830	$11,819	$71,294,629	$(81,346,771)	$(10,040,323)

Net Loss (as previously reported)				$(2,812,519)	$(2,812,519)
Inventory Costing Errors	—	—	—	(315,999)	(315,999)
Loss Contract Reserve	—	—	—	(9,371)	(9,371)
Inventory Reserve	—	—	—	(219,466)	(219,466)
Cumulative restatement adjustments	—	—	—	(544,836)	(544,836)
Net Loss (as restated)				(3,357,355)	(3,357,355)
Balance, March 31, 2020 (As Restated)	11,837,218	$11,837	$71,641,796	$(84,704,126)	$(13,050,493)
Net Loss (as previously reported)				$(596,831)	$(596,831)
Inventory Costing Errors	—	—	—	(510,244)	(510,244)
Loss Contract Reserve	—	—	—	(190,035)	(190,035)
Inventory Reserve	—	—	—	(63,451)	(63,451)
Cumulative restatement adjustments	—	—	—	(763,730)	(763,730)
Net Loss (as restated)				(1,360,561)	(1,360,561)
Stock-based compensation	18,388	19	189,184	—	189,203
Balance, June 30, 2020 (As Restated)	11,855,606	$11,856	$71,830,980	$(86,064,687)	$(14,221,851)

Net Income (as previously reported)				$815,209	$815,209
Inventory Costing Errors	—	—	—	(112,446)	(112,446)
Loss Contract Reserve	—	—	—	206,159	206,159
Inventory Reserve	—	—	—	(69,157)	(69,157)
Cumulative restatement adjustments	—	—	—	24,556	24,556
Net Income (as restated)				839,765	839,765
Stock-based compensation	70,571	70	141,031	—	141,101
Balance, September 30, 2020 (As Restated)	11,926,177	$11,926	$71,972,011	$(85,224,922)	$(13,240,985)

Net Income				$1,273,703	$1,273,703
Inventory Costing Errors	—	—	—	(1,071,395)	(1,071,395)
Loss Contract Reserve	—	—	—	99,921	99,921
Inventory Reserve	—	—	—	(78,831)	(78,831)
Cumulative restatement adjustments	—	—	—	(1,050,305)	(1,050,305)
Net income (as restated)				223,398	223,398
Stock-based compensation	25,094	25	33,830	—	33,855
Balance, December 31, 2020 (As Restated)	11,951,271	$11,951	$72,005,841	$(85,001,524)	$(12,983,732)

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Impact on Consolidated Statement of Cash Flows

The effect of the Restatement described above on the accompanying consolidated statement of cash flows for the twelve months ended December 31, 2020 is as follows:

	Consolidated Statements of Cash Flows for the twelve months ended December 31, 2020
	As Previously Reported	Inventory Costing Errors	Loss Contract Reserve	Inventory Reserve	As Restated
Cash flows from operating activities:
Net Loss	$(1,320,438)	$(2,010,084)	$106,674	$(430,905)	$(3,654,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,032,986				1,032,986
Amortization of debt issuance cost	95,429				95,429
Cash expended in excess of rent expense	(137,737)				(137,737)
Stock-based compensation expense	711,344				711,344
Bad debt expense	(23,395)				(23,395)
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,090,091				2,090,091
Increase in contract assets	(4,448,831)				(4,448,831)
Increase in inventory	(3,676,535)	1,765,595		430,905	(1,480,035)
Decrease in prepaid expenses and other current assets	187,107				187,107
Decrease in refundable income taxes	434,904				434,904
Increase in accounts payable and accrued expenses	7,214,124	244,403			7,458,527
Decrease in contract liabilities	(1,911,158)				(1,911,158)
Decrease in loss reserve	(1,849,992)		(106,674)		(1,956,666)
Decrease in income taxes payable	(354)	86			(268)
Net cash used in operating activities	(1,602,455)	—	—	—	(1,602,455)
Cash flows from investing activities:
Purchase of property and equipment	(146,788)	—	—	—	(146,788)
Net cash used in investing activities	(146,788)	—	—	—	(146,788)
Cash flows from financing activities:
Proceeds from PPP loan	4,795,000				4,795,000
Payments on long-term debt	(2,337,473)				(2,337,473)
Debt issuance costs	(107,540)				(107,540)
Net cash provided by financing activities	2,349,987	—	—	—	2,349,987
Net increase in cash and restricted cash	600,744	—	—	—	600,744
Cash and restricted cash at beginning of year	5,432,793	—	—	—	5,432,793
Cash and restricted cash at end of year	$6,033,537	$—	$—	$—	$6,033,537
Supplemental schedule of noncash investing activities:
Equipment acquired under capital lease	$134,900	$—	$—	$—	$134,900
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$1,490,152	$—	$—	$—	$1,490,152
Cash (received) from income taxes	$(488,052)	$—	$—	$—	$(488,052)

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Impact on Consolidated Statement of Cash Flows

 The effect of the Restatement described above on the accompanying consolidated statement of cash flows for the nine months ended September 30, 2020 is as follows:

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 (Unaudited)
	As Previously Reported	Inventory Costing Errors	Loss Contract Reserve	Inventory Reserve	As Restated
Cash flows from operating activities:
Net Loss	$(2,594,141)	$(938,689)	$6,753	$(352,074)	$(3,878,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	769,690				769,690
Amortization of debt issuance cost	80,764				80,764
Cash expended in excess of rent expense	(115,932)				(115,932)
Stock-based compensation expense	677,489				677,489
Bad debt expense	(47,410)				(47,410)
Changes in operating assets and liabilities:
Increase in accounts receivable	(232,310)				(232,310)
Increase in contract assets	(3,128,460)				(3,128,460)
Increase in inventory	(2,850,707)	852,222		352,074	(1,646,411)
Decrease in prepaid expenses and other current assets	121,075				121,075
Decrease in refundable income taxes	439,445				439,445
Increase in accounts payable and accrued expenses	5,770,902	86,467			5,857,369
Decrease in contract liabilities	(1,092,266)				(1,092,266)
Decrease in loss reserve	(1,081,516)		(6,753)		(1,088,269)
Net cash used in operating activities	(3,283,377)	—	—	—	(3,283,377)
Cash flows from investing activities:
Purchase of property and equipment	(11,888)				(11,888)
Net cash used in investing activities	(11,888)				(11,888)
Cash flows from financing activities:
Proceeds from PPP loan	4,795,000				4,795,000
Payments on long-term debt	(1,855,209)				(1,855,209)
Debt issuance costs	(107,540)				(107,540)
Net cash provided by financing activities	2,832,251				2,832,251
Net decrease in cash and restricted cash	(463,014)				(463,014)
Cash and restricted cash at beginning of year	5,432,793				5,432,793
Cash and restricted cash at end of year	$4,969,779	$—	$—	$—	$4,969,779
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$1,156,126	$—	$—	$—	$1,156,126
Cash (received) from income taxes	$(449,749)	$—	$—	$—	$(449,749)

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Impact on Consolidated Statement of Cash Flows

 The effect of the Restatement described above on the accompanying consolidated statement of cash flows for the six months ended June 30, 2020 is as follows:

	Consolidated Statements of Cash Flows for the six months ended June 30, 2020 (Unaudited)
	As Previously Reported	Inventory Costing Errors	Loss Contract Reserve	Inventory Reserve	As Restated
Cash flows from operating activities:
Net Loss	$(3,409,350)	$(826,243)	$(199,406)	$(282,917)	$(4,717,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	512,567				512,567
Amortization of debt issuance cost	56,055				56,055
Cash expended in excess of rent expense	(77,288)				(77,288)
Stock-based compensation expense	536,388				536,388
Bad debt expense	(73,352)				(73,352)
Changes in operating assets and liabilities:
Decrease in accounts receivable	144,537				144,537
Increase in contract assets	(285,875)				(285,875)
Increase in inventory	(1,767,122)	684,605		282,917	(799,600)
Increase in prepaid expenses and other current assets	(142,816)				(142,816)
Decrease in refundable income taxes	437,931				437,931
Increase in accounts payable and accrued expenses	2,332,263	141,638			2,473,901
Decrease in contract liabilities	1,433,720				1,433,720
Decrease in loss reserve	(549,840)		199,406		(350,434)
Net cash used in operating activities	(852,182)	—	—	—	(852,182)
Cash flows from investing activities:
Purchase of property and equipment	(8,000)				(8,000)
Net cash used in investing activities	(8,000)				(8,000)
Cash flows from financing activities:
Proceeds from PPP loan	4,795,000				4,795,000
Payments on long-term debt	(1,237,726)				(1,237,726)
Net cash provided by financing activities	3,557,274				3,557,274
Net increase in cash and restricted cash	2,697,092				2,697,092
Cash and restricted cash at beginning of year	5,432,793				5,432,793
Cash and restricted cash at end of year	$8,129,885	$—	$—	$—	$8,129,885
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$845,962	$—	$—	$—	$845,962
Cash (received) from income taxes	$(449,749)	$—	$—	$—	$(449,749)

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Impact on Consolidated Statement of Cash Flows

 The effect of the Restatement described above on the accompanying consolidated statement of cash flows for the three months ended March 31, 2020 is as follows:

	Consolidated Statements of Cash Flows for the three months ended March 31, 2020 (Unaudited)
	As Previously Reported	Inventory Costing Errors	Loss Contract Reserve	Inventory Reserve	As Restated
Cash flows from operating activities:
Net Loss	$(2,812,519)	$(315,999)	$(9,371)	$(219,466)	$(3,357,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	256,284				256,284
Amortization of debt issuance cost	35,437				35,437
Amortization of right of use asset	(38,644)				(38,644)
Stock-based compensation expense	347,185				347,185
Bad debt expense	(51,369)				(51,369)
Changes in operating assets and liabilities:
Decrease in accounts receivable	973,002				973,002
Increase in contract assets	(533,743)				(533,743)
Increase in inventory	(1,048,752)	242,857		219,466	(586,429)
Decrease in prepaid expenses and other current assets	26,549				26,549
Decrease in refundable income taxes	1,506				1,506
Increase in accounts payable and accrued expenses	735,282	73,142			808,424
Increase in contract liabilities	1,187,667				1,187,667
Decrease in loss reserve	(505,407)		9,371		(496,036)
Net cash used in operating activities	(1,427,522)	—	—	—	(1,427,522)
Cash flows from investing activities:
Purchase of property and equipment	(3,200)				(3,200)
Net cash used in investing activities	(3,200)				(3,200)
Cash flows from financing activities:
Payments on long-term debt	(622,690)				(622,690)
Debt issuance costs	—				—
Net cash used in financing activities	(622,690)				(622,690)
Net decrease in cash and restricted cash	(2,053,412)				(2,053,412)
Cash and restricted cash at beginning of year	5,432,793				5,432,793
Cash and restricted cash at end of period	$3,379,381	$—	$—	$—	$3,379,381
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$450,191	$—	$—	$—	$450,191
Cash (received) from income taxes	$(928)	$—	$—	$—	$(928)

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Impact on Consolidated Statement of Cash Flows

The effect of the Restatement described above on the accompanying consolidated statement of cash flows for the twelve months ended December 31, 2019 is as follows:

	Consolidated Statements of Cash Flows for the twelve months ended December 31, 2019
	As Previously Reported	Inventory Costing Errors	Loss Contract Reserve	Inventory Reserve	As Restated
Cash flows from operating activities:
Net Loss	$(4,450,152)	$(110,355)	$(1,314,950)	$(874,778)	$(6,750,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,124,063				1,124,063
Amortization of debt issuance cost	95,507				95,507
Cash expended in excess of rent expense	(112,048)				(112,048)
Stock-based compensation expense	730,564				730,564
Common Stock Issued as Employee Compensation	32,324				32,324
Bad debt expense	34,098				34,098
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,807,802				1,807,802
Decrease in contract assets	2,308,059				2,308,059
Decrease in inventory	227,336	110,355		874,778	1,212,469
Decrease in prepaid expenses and other current assets	1,202,189				1,202,189
Decrease in refundable income taxes	394,902				394,902
Decrease in accounts payable and accrued expenses	(678,380)				(678,380)
Decrease in contract liabilities	(1,968,872)				(1,968,872)
Decrease in loss reserve	(1,012,597)		1,314,950		302,353
Decrease in income taxes payable	(112,777)				(112,777)
Net cash used in operating activities	(377,982)	—	—	—	(377,982)
Cash flows from investing activities:
Purchase of property and equipment	(436,010)				(436,010)
Net cash used in investing activities	(436,010)				(436,010)
Cash flows from financing activities:
Proceeds from Line of Credit	4,000,000				4,000,000
Payments of Line of Credit	(1,300,000)				(1,300,000)
Payments on long-term debt	(2,436,786)				(2,436,786)
Debt issuance costs	(25,000)				(25,000)
Stock offering costs paid	(119,571)				(119,571)
Net cash provided by financing activities	118,643				118,643
Net decrease in cash and restricted cash	(695,349)				(695,349)
Cash and restricted cash at beginning of year	6,128,142				6,128,142
Cash and restricted cash at end of year	$5,432,793	$—	$—	$—	$5,432,793
Supplemental schedule of noncash investing activities:
Equipment acquired under capital lease	$399,800	$—	$—	$—	$399,800
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$2,066,174	$—	$—	$—	$2,066,174
Cash (received) from income taxes	$(378,652)	$—	$—	$—	$(378,652)

18. SUBSEQUENT EVENTS

Paycheck Protection Program (PPP) Loan

On April 10, 2020, the Company obtained a loan from Dime Community Bank (formerly BNB Bank) as the lender (“Dime”), in the principal amount of $4,795,000 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act as administered by the U.S. Small Business Administration (“SBA”). In November 2020, the Company submitted its forgiveness application and the loan necessity questionnaire to the SBA through Dime.

On July 13, 2021, the Company received notification through Dime that the PPP Loan and accrued interest thereon have been fully forgiven by the SBA and that the forgiveness payment date was July 1, 2021. The forgiveness of the PPP Loan will be recognized during the Company’s third fiscal quarter ending September 30, 2021.

Restatement due to Inventory Costing Errors and Insufficient Reserves

As previously reported, on June 4, 2021, the audit and finance committee (the “Audit and Finance Committee”) of the board of directors of CPI Aerostructures, Inc. (the “Company”), determined, based on the recommendation of management and in consultation with CohnReznick LLP (“CohnReznick”), the Company’s independent registered public accounting firm, that the Company’s financial statements which were included in its Annual Report on Form 10-K for the year ended December 31, 2020 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020, and September 30, 2020 as filed with the Securities and Exchange Commission (the “SEC”) should no longer be relied upon due to errors in such financial statements relating to the recording and reporting of inventory costing and related internal controls (the “Inventory Costing Errors”) and that management’s reports on the effectiveness of internal control over financial reporting, press releases, and investor communications describing the Company’s financial statements for such periods should no longer be relied upon. The Company’s management identified the Inventory Costing Errors during its inventory testing procedures for the preparation of the Company’s financial statements for the quarterly period ended March 31, 2021. At the time of the June 2021 disclosure, the Company estimated and disclosed that the Inventory Costing Errors were expected to increase 2020 net loss reported on the Annual Report on Form 10-K for the year ended December 31, 2020 by $1.9 million to $2.3 million. The Company has now determined that the Inventory Costing Errors increased 2020 net loss by $2,010,084.

The correction of the Inventory Costing Errors resulted in the determination that certain contracts were in a loss position and certain inventory items required additional reserves. The Company re-evaluated the sufficiency of its provisions for loss contracts and inventory reserves that it had previously recorded and concluded that increases to these reserves were required. The insufficient reserves resulting from such reserve increases are referred to as “Additional Inventory Reserves” and “Loss Contract Reserve” and are together referred to as the “Insufficient Reserves.” It was further determined by management that the appropriate starting point for increasing the Insufficient Reserves was during the fourth quarter of 2019.

On November 16, 2021, the Audit and Finance Committee determined, based on the analysis and recommendation of management and in consultation with CohnReznick, that the Company’s financial statements as of and for the period ended December 31, 2019 which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 should no longer be relied upon due to errors in such financial statements relating to the recording and reporting of the Insufficient Reserves, that, similarly, management’s reports on the effectiveness of internal control over financial reporting, press releases, and investor communications describing the Company’s financial statements for such period should no longer be relied upon, and stated that the Company expected to restate its Annual Report on Form 10-K for the years ended December 31, 2020 and December 31, 2019, and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020, and September 30, 2020 as filed with the SEC (the “Original Forms 10-Q”) by filing a comprehensive Form 10-K/A.

The Company, upon conducting an analysis of the impact of the Insufficient Reserves on previously reported financial results, determined that net loss for the years ended December 31, 2020 and 2019 is $324,231 and $2,189,728, respectively, greater than the net loss reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Considering both the Inventory Costing Errors and the Insufficient Reserves, the Company determined that the net loss for the years ended December 31, 2020 and 2019 is $2,334,315 and $2,300,083, respectively, greater than the net loss reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and net loss for the quarters ended March 31, 2020, June 30, 2020 is $544,836 and $763,730, respectively, greater than the net loss reported in the respective Quarterly Reports on Form 10-Q for such periods and the net income for the quarter ended September 30, 2020 is $24,556 more than the net income reported in the Quarterly Report for such period.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

The Inventory Costing Errors resulted from software processing and coding errors, inconsistent units of measure being used for quantities ordered and quantities received of certain purchased parts, incorrect accruals to accounting periods of the cost of certain goods received and the Company not having a procedure to address over or under absorbed overhead costs at the end of accounting periods. The Inventory Costing Errors affected the income reported with respect to the Company’s product lines for which revenue is recognized when a product ships to customers, which accounted for approximately 15% of total 2020 revenue (the “Non-POC Contracts”). The Inventory Costing Errors did not affect income reported with respect to the Company’s products for which revenue is recognized over time using percentage of completion accounting (the “POC Contracts”). The Loss Contract Reserve and the Additional Inventory Reserves also only affect the income reported with respect to the Company’s Non-POC Contracts, and do not affect the income reported with respect to the Company’s POC Contracts. The Inventory Costing Errors and the Insufficient Reserves did not affect either prior reported revenue or cash flow for fiscal 2020 and 2019.

Management has considered the effect of the Inventory Costing Errors and the Insufficient Reserves on the Company’s prior conclusions of the adequacy of its internal control over financial reporting and disclosure controls and procedures as of the end of each of the applicable periods. As a result of the Inventory Costing Errors and the Insufficient Reserves, management has determined that a material weakness existed in the Company’s internal control over financial reporting as of the end of the quarterly periods ended March 31, 2020, June 30, 2020, September 30, 2020 and for the years ended December 31, 2020 and 2019. See Part II Item 9A – Controls and Procedures within this Comprehensive Form 10-K/A for a description of these matters.

As a result of the restatement included herein caused by the Inventory Costing Errors and Insufficient Reserves, the Company is reporting herein net loss for the years ended December 31, 2020 and December 31, 2019 which is $2,334,315 and $2,300,083, respectively, greater than the net loss reported in the Original Form 10-K and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, net loss for the quarters ended March 31, 2020 and June 30, 2020 which is $544,836 and $763,730, respectively, greater than the net loss reported in the respective Original Forms 10-Q, and net income for the quarter ended September 30, 2020 which is $24,556 greater than the net income reported in the Original Form 10-Q. The Inventory Costing Errors and the Insufficient Reserves did not affect reported revenue or cash flows for the years ended December 31, 2020 or December 31, 2019, or for the quarters ended March 31, June 30 and September 30, 2020.

This Comprehensive Form 10-K/A contains our audited restated annual financial statements as of and for the years ended December 31, 2020 and 2019, as well as our unaudited restated quarterly financial statements as of and for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020. The restatement is discussed in more detail within Note 17, “Restatement of Previously Issued Consolidated Financial Statements”.

Amendments to BankUnited Facility

On May 11, 2021, we entered into the Seventh Amendment. Under the Seventh Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to July 31, 2022, and (b) amending the leverage ratio covenant for the fiscal quarters ending on and after March 31, 2021, to 4.0 to 1.0, determined at the end of each fiscal quarter for the trailing four-quarter period then ended (or, in the case of the fiscal quarter ended March 31, 2021, determined on an annualized basis for the three-quarter period then ended). Additionally, under the Seventh Amendment, BankUnited waived late delivery of certain financial information.

On October 28, 2021, we entered into the Eighth Amendment. Under the Eighth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to December 31, 2022, (b) reducing the availability under the Revolving Loan from $24 million to $21 million while eliminating the requirement to maintain a minimum $3.0 million in a combination of Revolving Loan availability and unrestricted cash, (c) providing for the repayment of an additional $750,000 of the principal balance of the Term Loan in three installments of $250,000 on November 30, 2021, December 31, 2021 and March 31, 2022 in addition to $200,000 regular monthly principal payments through maturity, (d) amending the minimum debt service coverage ratio covenant for the fiscal quarters ending on and after June 30, 2021 to provide for a ratio of 1.5 to 1.0, and (e) amending the maximum leverage ratio covenant as follows: for the fiscal quarter ending on March 31, 2021 - 5.0 to 1.0; for the fiscal quarter ending June 30, 2021 - 4.75 to 1.0; for the fiscal quarter ending September 30, 2021 - 4.25 to 1.0 and for the fiscal quarter ended December 31, 2021 and thereafter - 4.0 to 1.0, determined at the end of each fiscal quarter for the trailing four-quarter period then ended (or, in the case of the fiscal quarter ended March 31, 2021, determined on an annualized basis for the three-quarter period then ended). Additionally, under the Eighth Amendment, BankUnited waived certain covenant non-compliance and waived temporarily, late delivery of certain financial information.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NYSE American Delinquency Notices

On May 25, 2021, we received a notice from NYSE American LLC stating that our failure to timely file our Quarterly Report on Form 10-K for the three months ended March 31, 2021 caused us to be out of compliance with the NYSE American LLC’s continued listing standards under the timely filing criteria included in Section 1007 of the Company Guide. In accordance with Section 1007 of the Company Guide, we will have until November 24, 2021 as an Initial Cure Period to file the Form 10-Q with the SEC. If we fail to file the Form 10-Q during the Initial Cure Period, the NYSE American exchange may, in its sole discretion, provide an Additional Cure Period of up to six months. We have requested an Additional Cure Period. However, there can be no assurance that NYSE American will grant us the Additional Cure Period or that we will be able to file the Form 10-Q within the Additional Cure Period. If we are not granted an Additional Cure Period or if we are unable to file the Form 10-Q within the Additional Cure Period, our common stock may be delisted from the NYSE American exchange.

On September 17, 2021, we received notice from NYSE American LLC indicating that the Company does not meet the continued listing standards set forth in Part 10 of the Company Guide. The Company is not in compliance with Section 1003(a)(i) of the Company Guide since it has stockholders’ equity of less than $2.0 million and losses from continuing operations and/or net losses in two of its three most recent fiscal years and Section 1003(a)(ii) of the Company Guide since it has stockholders’ equity of less than $4.0 million and losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Company has therefore become subject to the procedures and requirements of Section 1009 of the Company Guide and was required to, and timely did, submit a plan to NYSE American LLC addressing how the Company intends to regain compliance with the continued listing standards by March 17, 2023 (the “Plan”). On November 19, 2021, we received notice from NYSE American LLC that has accepted the Plan, subject to periodic review, including quarterly monitoring, for compliance with the Plan. If the Company is not in compliance with the continued listing standards by March 17, 2023 or if the Company does not make progress consistent with the Plan during the plan period, the NYSE Regulation staff may initiate delisting proceedings, as appropriate.

See “Risk Factors - If our common stock is delisted from the NYSE American exchange, our business, financial condition, results of operations and stock price could be adversely affected, and the liquidity of our stock and our ability to obtain financing could be impaired.”.

Extension of Lease Agreement on Corporate Headquarters, Manufacturing and Office Space

On November 10, 2021, the Company executed the second amendment to the lease agreement for its manufacturing and office space, which extends the lease agreement’s expiration date to April 30, 2026.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 24, 2021	CPI AEROSTRUCTURES, INC.
(Registrant)

	By:	/s/ Andrew L. Davis
Andrew L. Davis Chief Financial Officer and Secretary (Principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Terry Stinson	Chairman of the Board of	November 24, 2021
Terry Stinson	Directors

/s/Carey Bond Carey Bond	Vice Chairman of the Board of Directors	November 24, 2021

/s/ Douglas McCrosson	Chief Executive Officer and	November 24, 2021
Douglas McCrosson	President (Principal Executive Officer)

/s/ Andrew L. Davis	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	November 24, 2021
Andrew L. Davis

/s/ Walter Paulick	Director	November 24, 2021
Walter Paulick

/s/ Eric Rosenfeld	Director	November 24, 2021
Eric Rosenfeld

/s/ Michael Faber	Director	November 24, 2021
Michael Faber

/s/ Richard Caswell	Director	November 24, 2021
Richard Caswell

51