Form 10-Q
period 2021-03-31
CPI AEROSTRUCTURES INC
filed 2021-12-27
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of December 20, 2021, the registrant had 12,346,219 shares of common stock, $.001 par value, outstanding.

INDEX

Part I - Financial Information

Part I - Financial Information

Item 1 – Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021 (Unaudited)	2020 (As Restated - see Note 14)

ASSETS
Current Assets:
Cash	$815,339	$6,033,537
Accounts receivable, net	8,233,688	4,962,906
Insurance recovery receivable	2,850,000	—
Contract assets	26,700,456	19,729,638
Inventory	5,499,218	6,386,288
Refundable income taxes	40,000	40,000
Prepaid expenses and other current assets	596,570	534,857
Total current assets	44,735,271	37,687,226

Operating lease right-of-use assets	3,651,630	4,075,048
Property and equipment, net	2,288,084	2,521,742
Intangibles, net	218,750	250,000
Goodwill	1,784,254	1,784,254
Other assets	176,515	191,179
Total assets	$52,854,504	$46,509,449

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$15,040,492	$12,092,684
Accrued expenses	5,987,100	5,937,921
Litigation settlement obligation	3,391,233	—
Contract liabilities	528,596	1,650,549
Loss reserve	2,297,788	2,009,247
Current portion of long-term debt	7,354,020	6,501,666
Operating lease liabilities	1,838,219	1,819,237
Income tax payable	3,198	948
Total current liabilities	36,440,646	30,012,252

Line of credit	21,000,000	20,738,685
Long-term operating lease liabilities	2,070,414	2,537,149
Long-term debt, net of current portion	4,750,906	6,205,095
Total liabilities	64,261,966	59,493,181

Shareholders’ Deficit:
Common stock - $.001 par value; authorized 50,000,000 shares, 11,985,152 and 11,951,271shares, respectively, issued and outstanding	11,985	11,951
Additional paid-in capital	72,349,534	72,005,841
Accumulated deficit	(83,768,981)	(85,001,524)
Total Shareholders’ Deficit	(11,407,462)	(12,983,732)
Total Liabilities and Shareholders’ Deficit	$52,854,504	$46,509,449

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
		(As Restated - see Note 14)
Revenue	$30,818,746	$16,858,386
Cost of sales	25,898,658	16,705,403
Gross profit	4,920,088	152,983

Selling, general and administrative expenses	3,390,806	3,093,090
Income (loss) from operations	1,529,282	(2,940,107)

Interest expense	294,489	416,670
Income (loss) before provision for income taxes	1,234,793	(3,356,777)

Provision for income taxes	2,250	578
Net income (loss)	$1,232,543	$(3,357,355)

Income (loss) per common share – basic	$0.10	$(0.29)

Income (loss) per common share – diluted	$0.10	$(0.29)

Shares used in computing income (loss) per common share:
Basic	11,983,270	11,837,014
Diluted	12,084,901	11,837,014

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance at January 1, 2020	11,818,830	$11,819	$71,294,629	$(81,346,771)	$(10,040,323)
Net Loss (As Restated - See Note 14)	—	—	—	(3,357,355)	(3,357,355)
Stock-based compensation expense	18,388	18	347,167	—	347,185
Balance at March 31, 2020 (As Restated - see Note 14)	11,837,218	$11,837	$71,641,796	$(84,704,126)	$(13,050,493)

Balance at January 1, 2021 (As Restated - see Note 14)	11,951,271	$11,951	$72,005,841	$(85,001,524)	$(12,983,732)
Net Income	—	—	—	1,232,543	1,232,543
Stock-based compensation expense	33,881	34	343,693	—	343,727
Balance at March 31, 2021	11,985,152	$11,985	$72,349,534	$(83,768,981)	$(11,407,462)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
		(As Restated - see Note 14)
Cash flows from operating activities:
Net income (loss)	$1,232,543	$(3,357,355)
Adjustments to reconcile net income loss to net cash used in operating activities:
Depreciation and amortization	264,908	256,284
Amortization of debt issuance cost	14,665	35,437
Insurance receivable	(2,850,000)	—
Settlement of litigation obligation	3,391,233	—
Cash expended in excess of rent expense	(24,335)	(38,644)
Stock-based compensation	343,727	347,185
Bad debt expense (recovery)	39,997	(51,369)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,310,779)	973,002
Increase in contract assets	(6,970,818)	(533,743)
Decrease (increase) in inventory	887,070	(586,429)
(Increase) decrease in prepaid expenses and other assets	(61,714)	26,549
Decrease in refundable income taxes		1,506
Increase in accounts payable and accrued expenses	2,996,987	808,424
(Decrease) increase in contract liabilities	(1,121,953)	1,187,667
Increase in income taxes payable	2,250	—
Increase (decrease) in loss reserve	288,541	(496,036)
Net cash used in operating activities	(4,877,678)	(1,427,522)

Cash flows from investing activities:
Purchase of property and equipment	—	(3,200)
Net cash used in investing activities	—	(3,200)

Cash flows from financing activities:
Payments on long-term debt	(601,835)	(622,690)
Proceeds of line of credit	261,315	—
Net cash used in financing activities	(340,520)	(622,690)

Net decrease in cash and restricted cash	(5,218,198)	(2,053,412)
Cash at beginning of period	6,033,537	5,432,793
Cash at end of period	$815,339	$3,379,381

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$294,488	$450,191
Income taxes	$—	$(928)

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.       INTERIM FINANCIAL STATEMENTS

The Company consists of CPI Aerostructures, Inc. (“CPI Aero”), Welding Metallurgy, Inc. (“WMI”), a wholly owned subsidiary of CPI Aero, and Compac Development Corporation, a wholly owned subsidiary of WMI (collectively, the “Company”).

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

The consolidated financial statements of the Company as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 (as restated) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated balance sheet at December 31, 2020 (as restated) has been derived from audited consolidated financial statements, as restated (see Note 14 for more information on the effect of the restatement), but does not include all of the information and notes required by U.S. GAAP. The Company believes that the disclosures are adequate to make the information presented not misleading.

All adjustments that, in the opinion of the management, are necessary for a fair presentation for the periods presented have been reflected. Such adjustments are of a normal, recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s comprehensive Annual Report on Form 10-K/A for the year ended December 31, 2020 (the “Comprehensive Form 10-K/A”), as restated. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

The Company maintains its cash in six financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed insurance limits. As of March 31, 2021, the Company had $655,960 of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

The Company currently has a shareholders’ deficit and has experienced losses from operations and negative cash flows from operations in prior periods that collectively represent significant risk to the Company to continue to operate as a going concern. To address this risk, the Company has (i) negotiated and executed a further amendment to its Amended and Restated Credit Agreement with the lenders named therein and BankUnited N.A. as Sole Arranger, Agent and Collateral Agent (as amended from time to time, the “Credit Agreement” or the “BankUnited Facility”), effective October 28, 2021 which extended the maturity date of the credit facility to December 31, 2022, (ii) obtained and is seeking additional progress payment and advance payment customer contract funding provisions, (iii) maintained procedures to reduce investments in inventory and contract assets, (iv) remained focused on its military segment which has proven to be less susceptible to COVID-19 related impacts and (v) maintained a strong (approximately $163 million) backlog of funded orders, 99% of which are for military programs. Based upon management’s assessment of the identified significant risks and the execution of the plans described above, management believes that substantial risk does not exist as to whether the Company’s liquidity and debt resources will be sufficient to meet its obligations as a going concern through a year and a day from the date of this filing.

The outbreak of the COVID-19 coronavirus was declared a pandemic by the World Health Organization during our first quarter of 2020. During the latter part of our first quarter and subsequent to our quarter end, the COVID-19 pandemic grew, causing non-essential businesses to shut down and many people to observe the shelter-in-place directive from our state government. Our business and operations and the industries in which we operate have been impacted by public and private sector policies and initiatives in the United States (“U.S.”) to address the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote work. The COVID-19 pandemic has contributed to a general slowdown in the global economy, has adversely impacted the businesses of certain of our customers and suppliers, and, if it continues for an extended period of time, it could adversely impact our results of operations and financial condition. In response to the COVID-19 impact on our business, we have been and continue to actively mitigate costs. We have also been taking actions to preserve capital and protect the long-term needs of our businesses, including negotiating progress payments with our customers and reducing discretionary spending. For more information on the current and potential impact of the COVID-19 pandemic on our business, see Risk Factors “The impact of the coronavirus (COVID-19) pandemic on our operations, supply chain, and customers has impacted and could continue to have a material adverse effect on our business, financial position, results of operations and/or cash flows” included in Part I, Item 1A of our Comprehensive Form 10-K/A.

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

Contracts with Customers and Performance Obligations

The majority of the Company’s revenues are from long-term contracts with the U.S. government and commercial contractors. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For the Company, the contract under Accounting Standards Codification Topic 606 (“ASC 606”) is typically established upon execution of a purchase order either in accordance with a long-term customer contract or on a standalone basis.

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

The contracts with the U.S. government typically are subject to the Federal Acquisition Regulation, which provides guidance on the types of costs that are allowable in establishing prices for goods and services provided under U.S. government contracts. The pricing for commercial contracts is based on the specific negotiations with each customer and any taxes imposed by governmental authorities are excluded from revenue. The transaction price is primarily comprised of fixed consideration as the customer typically pays a fixed fee for each product sold. The Company does not adjust the amount of revenue to be recognized under a customer contract for the effects of the time value of money when the timing difference between receipt of payment and transferring the good or service is less than one year.

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

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by contract type:

	Three months ended March 31,
	2021	2020
		(As Restated – see Note 14)
Aerostructure	$8,615,257	$9,127,476
Aerosystems	10,016,128	1,225,266
Kitting and Supply Chain Management	12,187,361	6,505,644
	$30,818,746	$16,858,386

Transaction Price Allocated to Remaining Performance Obligations

Our backlog represents the estimated transaction prices on performance obligations to our customers for which work remains to be performed. Backlog is converted into revenue in future periods as work is performed. As of March 31, 2021, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $163 million. This represents the amount of revenue the Company expects to recognize in the future on contracts with unsatisfied or partially satisfied performance obligations as of March 31, 2021. The Company estimates that it will recognize approximately 48% of this amount in fiscal year 2021 and the remainder by 2023.

3.        Contract assets and contract liabilities

Contract assets represent revenue recognized on contracts in excess of amounts invoiced to the customers and the Company’s right to consideration is conditional on something other than the passage of time. Amounts may not exceed their net realizable value. Under the typical payment terms of our government contracts, the customer retains a portion of the contract price until completion of the contract, as a measure of protection for the customer. Our government contracts therefore typically result in revenue recognized in excess of billings, which we present as contract assets. Contract assets are classified as current. The Company’s contract liabilities represent customer payments received or due from the customer in excess of revenue recognized. Contract liabilities are classified as current.

Revenue recognized for the periods ended March 31, 2021 and 2020 that was included in the contract liabilities balance as of January 1, 2021 and 2020, respectively, was approximately $1.5 million and $0.6 million, respectively.

4.       inventory

The components of inventory consisted of the following:

	March 31, 2021	December 31, 2020 (As Restated)
Raw materials	$2,302,730	$2,218,981
Work in progress	2,147,485	2,645,548
Finished goods	3,858,606	4,251,982
Gross inventory	8,308,821	9,116,511
Inventory reserves	(2,809,603)	(2,730,223)
Inventory, net	$5,499,218	$6,386,288

5.       stock-based compensation

The Company accounts for stock-based compensation based on the fair value of the stock or stock-based instrument on the date of grant. The Company recognized a net total of $343,727 and $347,185 of stock-based compensation expense for the three months ended March 31, 2021 and 2020, respectively.

During the three months ended March 31, 2021, the Company granted 135,512 restricted stock units (“RSUs”) to its board of directors as partial compensation for the 2021 year. In January 2020, the Company granted 73,350 RSUs to its board of directors as partial compensation for the 2020 year. RSUs vest quarterly on a straight-line basis over a one-year period. For the three months ended March 31, 2021 and 2020, approximately $284,000 and $258,000, respectively, of non-cash compensation expense related to the RSU grants to the board of directors are included selling, general and administrative expenses.

During the three months ended March 31, 2021, the Company did not grant any shares of common stock to employees. For the three months ended March 31, 2021 and 2020, approximately $48,000 and $72,000, respectively, of compensation expense are included in selling, general and administrative expenses and approximately $11,000 and $18,000, respectively, of compensation expense are included in cost of sales for shares of common stock granted to employees between 2016 and 2020.

6.       Fair Value

Fair Value

At March 31, 2021 and December 31, 2020, the fair values of cash, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments.

	March 31, 2021
	Carrying Amount	Fair Value
Debt
Short-term borrowings, PPP loan, long-term debt	$33,104,926	$33,104,926

	December 31, 2020
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$33,445,446	$33,445,446

We estimated the fair value of debt using market quotes and calculations based on market rates.

7.	Income (Loss) PER COMMON SHARE

Basic and diluted income (loss) per common share for the three months ended March 31, 2021 and 2020 is computed using the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, as well as unvested RSUs. Incremental shares of 101,631 were used in the calculation of diluted income per common share in the three months ended March 31, 2021. Incremental shares of 55,162 were not used in the calculation of diluted income per common share in the three months ended March 31, 2020, as the Company is in a loss position and these shares would be considered anti-dilutive.

8.	Debt

Credit Facility

On March 24, 2016, the Company entered into the Credit Agreement. The BankUnited Facility originally provided for a revolving credit loan commitment of $30 million (the “Revolving Loan”) and a $10 million term loan (“Term Loan”). The Revolving Loan bears interest at a rate based upon a pricing grid, as defined in the Credit Agreement.

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

On October 28, 2021, the Company entered into a Waiver and Eighth Amendment (the “Eighth Amendment”) to the Credit Agreement. Under the Eighth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to December 31, 2022, (b) reducing the availability under the Revolving Loan from $24 million to $21 million while eliminating the requirement to maintain a minimum $3.0 million in a combination of Revolving Loan availability and unrestricted cash, (c) providing for the repayment of an additional $750,000 of the principal balance of the Term Loan in three installments of $250,000 on November 30, 2021, December 31, 2021 and March 31, 2022 in addition to $200,000 regular monthly principal payments through maturity, (d) amending the minimum debt service coverage ratio covenant for the fiscal quarters ending on and after June 30, 2021 to provide for a ratio of 1.5 to 1.0, and (e) amending the maximum leverage ratio covenant as follows: for the fiscal quarter ending on March 31, 2021 - 5.0 to 1.0; for the fiscal quarter ending June 30, 2021 - 4.75 to 1.0; for the fiscal quarter ended September 30, 2021 - 4.25 to 1.0 and for the fiscal quarter ended December 31, 2021 and thereafter - 4.0 to 1.0, determined at the end of each fiscal quarter for the trailing four-quarter period then ended (or, in the case of the fiscal quarter ended March 31, 2021, determined on an annualized basis for the three-quarter period then ended). Additionally, under the Eighth Amendment, BankUnited waived certain covenant non-compliance and waived temporarily, late delivery of certain financial information.

The BankUnited Facility, as amended, requires us to maintain the following financial covenants: (a) minimum debt service coverage ratio of no less than 1.5 to 1.0 at December 31, 2020 and for the trailing four quarter period at the end of each quarter after June 30, 2021; (b) a minimum net income, after taxes, of no less than $1.00; (c) a maximum leverage ratio as follows: for the fiscal quarter ended on March 31, 2021 - 5.0 to 1.0; for the fiscal quarter ended June 30, 2021 - 4.75 to 1.0; for the fiscal quarter ended September 30, 2021 - 4.25 to 1.0 and for the fiscal quarter ended December 31, 2021 and thereafter - 4.0 to 1.0, determined at the end of each fiscal quarter for the trailing four-quarter period then ended (or, in the case of the fiscal quarter ended March 31, 2021, determined on an annualized basis for the three-quarter period then ended); and (d) a minimum adjusted EBITDA at the end of each quarter of no less than $1 million.

The BankUnited Facility is secured by all of the Company’s assets and both the Revolving Loan and Term Loan bear interest at the Prime Rate + 0.75% as of March 31, 2021.

As of March 31, the Company had $21,000,000 million outstanding under the Revolving Loan.

The Term Loan, as amended by the Eighth Amendment, had an aggregate principal amount of $6,708,333, payable in monthly installments, as defined in the agreement, as of March 31, 2021.

PPP Loan

On April 10, 2020, we entered into the Paycheck Protection Program loan (“PPP Loan”), with BNB Bank (now part of Dime Community Bank (“Dime”)) as the lender, in an aggregate principal amount of $4,795,000, pursuant to the Paycheck Protection Program under the CARES Act. The PPP Loan is evidenced by a promissory note (the “Note”). Subject to the terms of the Note, the PPP Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of two years, and is unsecured and guaranteed by the Small Business Administration (“SBA”). The Note provides for customary events of default including, among other things, cross-defaults on any other loan with the lender. The PPP Loan may be accelerated upon the occurrence of an event of default.

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

The maturities of long-term debt (excluding unamortized debt issuance costs) are as follows:

Twelve months ending March 31,
2022	$7,354,020
2023	4,587,651
2024	114,508
2025	30,010
2026	18,737
Total	$12,104,926

Included in the long-term debt are financing leases and other notes payable of $601,594 and $678,428 at December 31, 2020 and 2019, respectively, including a current portion of $234,022 and $367,572, respectively.

The Company has cumulatively paid $595,540 of total debt issuance costs in connection with the BankUnited Facility, of which $68,435 is included in other assets at March 31, 2021.

9.       MAJOR CUSTOMERS

During the three months ended March 31, 2021, the Company’s two largest customers accounted for 39% and 25% of revenue. During the three months ended March 31, 2020, the Company’s three largest customers accounted for 39%, 14% and 10% of revenue.

At March 31, 2021, 50%, 14%, 12% and 10% of contract assets were from the Company’s four largest customers. At December 31, 2020, 39%, 20%, 12%, and 9% of contract assets were from the Company’s four largest customers.

At March 31, 2021, 31%, 16%, and 13% of our accounts receivable were from the Company’s three largest customers. At December 31, 2020, 29%, 24%, 15%, and 13% of accounts receivable were from the Company’s four largest customers.

10.        Leases

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

The lease agreement, as amended, expires on April 30, 2026 and does not include any renewal options. The agreement provides for an initial monthly base amount plus annual escalations through the term of the lease.

In addition to the monthly base amounts in the lease agreement, the Company is required to pay real estate taxes and operating expenses during the lease terms.

The Company also leases office equipment in agreements classified as operating leases.

For the three months ended March 31, 2021, the Company’s operating lease expense was $466,869.

Future minimum lease payments under non-cancellable operating leases as of March 31, 2021 were as follows:

Twelve months ending March 31,
2021	$1,964,815
2022	1,942,229
2023	174,263
2024	5,067
Total undiscounted operating lease payments	4,086,374
Less imputed interest (between 4.0% - 6.0%)	(177,741)
Present value of operating lease payments	$3,908,633

The following table sets forth the ROU assets and operating lease liabilities as of March 31, 2021:

Assets
ROU assets-net	$3,651,630

Liabilities
Current operating lease liabilities	$1,838,219
Long-term operating lease liabilities	2,070,414
Total ROU liabilities	$3,908,633

The Company’s weighted average remaining lease term for its operating leases is 2.1 years.

11.        Income taxes

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

12.	COMMITMENTS AND CONTINGENCIES

Class Action Lawsuit

As previously disclosed, a consolidated class action lawsuit has been filed against the Company, Douglas McCrosson, the Company’s Chief Executive Officer, Vincent Palazzolo, the Company’s former Chief Financial Officer, and the two underwriters of the Company’s October 16, 2018 offering of common stock, Canaccord Genuity LLC and B. Riley FBR. The Amended Complaint in the action asserts claims on behalf of two plaintiff classes: (i) purchasers of the Company’s common stock issued pursuant to and/or traceable to the Company’s offering conducted on or about October 16, 2018; and (ii) purchasers of the Company’s common stock between March 22, 2018 through February 14, 2020. The Amended Complaint alleges that the defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act by negligently permitting false and misleading statements to be included in the registration statement and prospectus supplements issued in connection with its October 16, 2018 securities offering. The Amended Complaint also alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated by the SEC, by making false and misleading statements in the Company’s periodic reports filed between March 22, 2018 through February 14, 2020. Plaintiff seeks unspecified compensatory damages, including interest; rescission or a rescissory measure of damages; unspecified equitable or injunctive relief; and costs and expenses, including attorney’s fees and expert fees.  On February 19, 2021, the Company moved to dismiss the Amended Complaint.  Plaintiff submitted a brief in opposition to the motion to dismiss on April 23, 2021.

On May 20, 2021, the parties reached a settlement in the amount of $3,600,000, subject to court approval (the “Settlement Amount”). On July 9, 2021, Plaintiff filed an unopposed motion for preliminary approval of the settlement. After satisfaction of our $750,000 retention, the Settlement Amount will be covered and paid by our directors’ and officers’ insurance carrier. As of March 31, 2021, we have previously paid or accrued to our financial statements covered expenses totaling $750,000, and have therefore met our directors’ and officers’ retention requirement, which caps the Company’s expenses pertaining to the class action suit.

At March 31, 2021, in order to reflect the amounts owed from our directors’ and officers’ insurance carrier and to the Plaintiffs, we have recorded to our balance sheet a litigation settlement obligation of $3,391,233 and an insurance recovery receivable of $2,850,000; this obligation and receivable will be relieved from our balance sheet upon the payment of the Settlement Amount to the Plaintiff by our directors’ and officers’ insurance carrier.

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

SEC Investigation

On May 22, 2020, the Company received a subpoena from the SEC Division of Enforcement (the “Division”) seeking documents and information relating, among other things, to previously disclosed errors in and restatement of the Company’s financial statements, the Company’s October 16, 2018 equity offering and the recent separation of the Company’s former Chief Financial Officers. By letter dated March 12, 2021, the Division Staff notified the Company that the Division has concluded its investigation and, based on the information the Division has as of such date, it does not intend to recommend an enforcement action by the SEC against the Company. The Division’s notice was provided under the guidelines described in the final paragraph of Securities Act Release No. 5310 which states in part that the notice “must in no way be construed as indicating that the party has been exonerated or that no action may ultimately result from the staff’s investigation.”

13.	SUBSEQUENT EVENTS

Paycheck Protection Program (PPP) Loan

On April 10, 2020, the Company obtained a PPP Loan from Dime, in the principal amount of $4,795,000 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act as administered by the SBA. In November 2020, the Company submitted its forgiveness application and the loan necessity questionnaire to the SBA through Dime.

On July 13, 2021, the Company received notification through Dime that the PPP Loan and accrued interest thereon have been fully forgiven by the SBA and that the forgiveness payment date was July 1, 2021. The forgiveness of the PPP Loan will be recognized during the Company’s third fiscal quarter ending September 30, 2021.

Restatement due to Inventory Costing Errors and Insufficient Reserves

As previously reported, on June 4, 2021, the audit and finance committee (the “Audit and Finance Committee”) of the board of directors of the Company determined, based on the recommendation of management and in consultation with CohnReznick LLP (“CohnReznick”), the Company’s independent registered public accounting firm, that the Company’s financial statements which were included in its Annual Report on Form 10-K for the year ended December 31, 2020 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020, and September 30, 2020 as filed with the SEC should no longer be relied upon due to errors in such financial statements relating to the recording and reporting of inventory costing and related internal controls (the “Inventory Costing Errors”) and that management’s reports on the effectiveness of internal control over financial reporting, press releases, and investor communications describing the Company’s financial statements for such periods should no longer be relied upon. The Company’s management identified the Inventory Costing Errors during its inventory testing procedures for the preparation of the Company’s financial statements for the quarterly period ended March 31, 2021. At the time of the June 2021 disclosure, the Company estimated and disclosed that the Inventory Costing Errors were expected to increase 2020 net loss reported on the Annual Report on Form 10-K for the year ended December 31, 2020 by $1.9 million to $2.3 million. The Company has determined that the Inventory Costing Errors increased 2020 net loss by $2,010,084.

The correction of the Inventory Costing Errors resulted in the determination that certain contracts were in a loss position and certain inventory items required additional reserves. The Company reevaluated the sufficiency of its provisions for loss contracts and inventory reserves that it had previously recorded and concluded that increases to these reserves were required. The insufficient reserves resulting from such reserve increases are referred to as “Additional Inventory Reserves” and “Loss Contract Reserve” and are together referred to as the “Insufficient Reserves.” It was further determined by management that the appropriate starting point for increasing the Insufficient Reserves was during the fourth quarter of 2019.

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

The Inventory Costing Errors resulted from software processing and coding errors, inconsistent units of measure being used for quantities ordered and quantities received of certain purchased parts, incorrect accruals to accounting periods of the cost of certain goods received and the Company not having a procedure to address over- or under-absorbed overhead costs at the end of accounting periods. The Inventory Costing Errors affected the income reported with respect to the Company’s product lines for which revenue is recognized when a product ships to customers, which accounted for approximately 15% of total 2020 revenue (the “Non-POC Contracts”). The Inventory Costing Errors did not affect income reported with respect to the Company’s products for which revenue is recognized over time using percentage of completion accounting (the “POC Contracts”). The Loss Contract Reserve and the Additional Inventory Reserves also only affect the income reported with respect to the Company’s Non-POC Contracts, and do not affect the income reported with respect to the Company’s POC Contracts. The Inventory Costing Errors and the Insufficient Reserves did not affect either prior reported revenue or cash flow for fiscal 2020 and 2019.

Management has considered the effect of the Inventory Costing Errors and the Insufficient Reserves on the Company’s prior conclusions of the adequacy of its internal control over financial reporting and disclosure controls and procedures as of the end of each of the applicable periods. As a result of the Inventory Costing Errors and the Insufficient Reserves, management has determined that a material weakness existed in the Company’s internal control over financial reporting as of the end of the quarterly periods ended March 31, 2020, June 30, 2020, September 30, 2020 and for the years ended December 31, 2020 and 2019. See Part II Item 9A – Controls and Procedures included in the Comprehensive Form 10-K/A for a description of these matters.

As a result of the restatement caused by the Inventory Costing Errors and Insufficient Reserves, the Company reported net loss for the years ended December 31, 2020 and December 31, 2019 which is $2,334,315 and $2,300,083, respectively, greater than the net loss reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Original Form 10-K”) and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, net loss for the quarters ended March 31, 2020 and June 30, 2020 which is $544,836 and $763,730, respectively, greater than the net loss reported in the respective Original Forms 10-Q, and net income for the quarter ended September 30, 2020 which is $24,556 greater than the net income reported in the Original Form 10-Q. The Inventory Costing Errors and the Insufficient Reserves did not affect reported revenue or cash flows for the years ended December 31, 2020 or December 31, 2019, or for the quarters ended March 31, June 30 and September 30, 2020.

The Comprehensive Form 10-K/A contains our audited restated annual financial statements as of and for the years ended December 31, 2020 and 2019, as well as our unaudited restated quarterly financial statements as of and for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020. The restatement is discussed in more detail within Part II, Item 8 Note 17, “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements included in our Comprehensive Form 10-K/A.

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

NYSE American Delinquency Notices

On May 25, 2021, we received a notice from NYSE American LLC stating that our failure to timely file our Quarterly Report on Form 10-Q for the three months ended March 31, 2021 caused us to be out of compliance with the NYSE American LLC’s continued listing standards under the timely filing criteria included in Section 1007 of the NYSE American Company Guide (the “Company Guide”). Also, our failure to timely file our Quarterly Reports on Form 10-Q for the three months ended June 30, 2021 and September 30, 2021 is an additional noncompliance with the NYSE American LLC’s continued listing standards under the timely filing criteria included in Section 1007 of the Company Guide.

In accordance with Section 1007 of the Company Guide, the Company was provided a six-month initial period to regain compliance with the timely filing criteria. The Company has not yet filed our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2021 and September 30, 2021 (collectively, the “Delayed Filings”). On November 17, 2021, the Company submitted a request for additional time in which to file the Delayed Filings, which included a plan to regain compliance with Section 1007 of the Company Guide. On November 23, 2021, the Company was notified that the NYSE American had accepted the Company’s plan to regain compliance with the continued listing standards and granted a period through April 14, 2022 in which to file the Delayed Filings. If the Company is unable to cure the delinquency by April 14, 2022, the Company may request an additional extension up to the maximum cure period of May 24, 2022. In addition, if the Company does not make progress consistent with the plan during the plan period or if the Company does not complete its Delayed Filings and any subsequently delayed filings with the SEC by the end of the maximum 12-month cure period on May 24, 2022, the NYSE American staff will initiate delisting proceedings as appropriate.

On September 17, 2021, we received notice from NYSE American LLC indicating that the Company does not meet the continued listing standards set forth in Part 10 of the Company Guide. The Company is not in compliance with Section 1003(a)(i) of the Company Guide since it has stockholders’ equity of less than $2.0 million and losses from continuing operations and/or net losses in two of its three most recent fiscal years and Section 1003(a)(ii) of the Company Guide since it has stockholders’ equity of less than $4.0 million and losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Company has therefore become subject to the procedures and requirements of Section 1009 of the Company Guide and was required to, and timely did, submit a plan to NYSE American LLC addressing how the Company intends to regain compliance with the continued listing standards by March 17, 2023 (the “Plan”). On November 19, 2021, we received notice from NYSE American LLC that it accepted the Plan, subject to periodic review, including quarterly monitoring, for compliance with the Plan. If the Company is not in compliance with the continued listing standards by March 17, 2023 or if the Company does not make progress consistent with the Plan during the plan period, the NYSE American staff may initiate delisting proceedings, as appropriate.

See Part II, Item 1A Risk Factors “If our common stock is delisted from the NYSE American exchange, our business, financial condition, results of operations and stock price could be adversely affected, and the liquidity of our stock and our ability to obtain financing could be impaired.” in the Comprehensive Form 10-K/A.

Extension of Lease Agreement on Corporate Headquarters, Manufacturing and Office Space

On November 10, 2021, the Company executed a second amendment to the lease agreement for its manufacturing and office space, which extends the lease agreement’s expiration date to April 30, 2026.

14.	RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

As previously reported, on June 4, 2021, the Audit and Finance Committee determined, based on the recommendation of management and in consultation with CohnReznick that the Company’s financial statements which were included in its Annual Report on Form 10-K for the year ended December 31, 2020 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020, and September 30, 2020 as filed with the SEC should no longer be relied upon due to the Inventory Costing Errors and that management’s reports on the effectiveness of internal control over financial reporting, press releases, and investor communications describing the Company’s financial statements for such periods should no longer be relied upon. The Company’s management identified the Inventory Costing Errors during its inventory testing procedures for the preparation of the Company’s financial statements for the quarterly period ended March 31, 2021. At the time of the June 2021 disclosure, the Company estimated and disclosed that the Inventory Costing Errors were expected to increase 2020 net loss reported on the Annual Report on Form 10-K for the year ended December 31, 2020 by $1.9 million to $2.3 million. The Company has determined that the Inventory Costing Errors increased 2020 net loss by $2,010,084.

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

On November 16, 2021, the Audit and Finance Committee determined, based on the analysis and recommendation of management and in consultation with CohnReznick, that the Company’s financial statements as of and for the period ended December 31, 2019 which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 should no longer be relied upon due to errors in such financial statements relating to the recording and reporting of the Insufficient Reserves, that, similarly, management’s reports on the effectiveness of internal control over financial reporting, press releases, and investor communications describing the Company’s financial statements for such period should no longer be relied upon, and stated that the Company expected to restate its Annual Report on Form 10-K for the years ended December 31, 2020 and December 31, 2019, and its Original Forms 10-Q by filing a Comprehensive Form 10-K/A.

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

The Inventory Costing Errors resulted from software processing and coding errors, inconsistent units of measure being used for quantities ordered and quantities received of certain purchased parts, incorrect accruals to accounting periods of the cost of certain goods received and the Company not having a procedure to address over- or under-absorbed overhead costs at the end of accounting periods. The Inventory Costing Errors affected the income reported with respect to the Company’s Non-POC Contracts. The Inventory Costing Errors did not affect income reported with respect to the Company’s POC Contracts. The Loss Contract Reserve and the Additional Inventory Reserves also only affect the income reported with respect to the Company’s Non-POC Contracts, and do not affect the income reported with respect to the Company’s POC Contracts. The Inventory Costing Errors and the Insufficient Reserves did not affect either prior reported revenue or cash flow for fiscal 2020 and 2019.

Management has considered the effect of the Inventory Costing Errors and the Insufficient Reserves on the Company’s prior conclusions of the adequacy of its internal control over financial reporting and disclosure controls and procedures as of the end of each of the applicable periods. As a result of the Inventory Costing Errors and the Insufficient Reserves, management has determined that a material weakness existed in the Company’s internal control over financial reporting as of the end of the quarterly periods ended March 31, 2020, June 30, 2020, September 30, 2020 and for the years ended December 31, 2020 and 2019. See Part II Item 9A – Controls and Procedures within the Comprehensive Form 10-K/A for a description of these matters.

As a result of the restatement included caused by the Inventory Costing Errors and Insufficient Reserves, the Company reported net loss for the years ended December 31, 2020 and December 31, 2019 which is $2,334,315 and $2,300,083, respectively, greater than the net loss reported in the Original Form 10-K and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, net loss for the quarters ended March 31, 2020 and June 30, 2020 which is $544,836 and $763,730, respectively, greater than the net loss reported in the respective Original Forms 10-Q, and net income for the quarter ended September 30, 2020 which is $24,556 greater than the net income reported in the Original Form 10-Q. The Inventory Costing Errors and the Insufficient Reserves did not affect reported revenue or cash flows for the years ended December 31, 2020 or December 31, 2019, or for the quarters ended March 31, June 30 and September 30, 2020.

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

The following tables present the impact of the restatement on the Company’s previously reported financial statements as of December 31, 2020 and March 31, 2020:

Impact on Consolidated Balance Sheets

The effect of the Restatement described above on the accompanying consolidated balance sheet as of December 31, 2020 is as follows:

	Consolidated Balance Sheet as at December 31, 2020
	As Previously Reported	Inventory Costing Errors	Loss Contract Reserve	Additional Inventory Reserve	As Restated
ASSETS
Current Assets:
Cash	$6,033,537	$—	$—	$—	$6,033,537
Accounts receivable, net	4,962,906				4,962,906
Contract assets	19,729,638				19,729,638
Inventory	9,567,921	(1,875,950)		(1,305,683)	6,386,288
Refundable income taxes	40,000				40,000
Prepaid expenses and other current assets	534,857				534,857

Total Current Assets	40,868,859	(1,875,950)	—	(1,305,683)	37,687,226

Operating lease right-of-use assets	4,075,048				4,075,048
Property and equipment, net	2,521,742				2,521,742
Intangibles, net	250,000				250,000
Goodwill	1,784,254				1,784,254
Other assets	191,179				191,179

Total Assets	$49,691,082	$(1,875,950)	$—	$(1,305,683)	$46,509,449

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$12,092,684	$—	$—	$—	$12,092,684
Accrued expenses	5,693,518	244,403			5,937,921
Contract liabilities	1,650,549				1,650,549
Loss reserve	800,971		1,208,276		2,009,247
Current portion of long-term debt	6,501,666				6,501,666
Operating lease liabilities	1,819,237				1,819,237
Income taxes payable	862	86			948

Total Current Liabilities	28,559,487	244,489	1,208,276	—	30,012,252

Line of credit	20,738,685				20,738,685
Long-term operating lease liabilities	2,537,149				2,537,149
Long-term debt, net of current portion	6,205,095				6,205,095

Total Liabilities	58,040,416	244,489	1,208,276	—	59,493,181

Shareholders’ Deficit:
Common stock	11,951				11,951
Additional paid-in capital	72,005,841				72,005,841
Accumulated deficit	(80,367,126)	(2,120,439)	(1,208,276)	(1,305,683)	(85,001,524)
Total Shareholders’ Deficit	(8,349,334)	(2,120,439)	(1,208,276)	(1,305,683)	(12,983,732)
Total Liabilities and Shareholders’ Deficit	$49,691,082	$(1,875,950)	$—	$(1,305,683)	$46,509,449

The effect of the Restatement described above on the accompanying consolidated statement of operations for the three months ended March 31, 2020 is as follows:

	Consolidated Statement of Operation For the three months ended March 31, 2020 (Unaudited)

	As Previously Reported	Inventory Costing Errors	Loss Contract Reserve	Inventory Reserve	As Restated
Revenue	$16,858,386	$—	$—	$—	$16,858,386
Cost of sales	16,160,567	315,999	9,371	219,466	16,705,403
Gross profit	697,819	(315,999)	(9,371)	(219,466)	152,983
Selling, general and administrative expenses	3,093,090				3,093,090
Loss from operations	(2,395,271)	(315,999)	(9,371)	(219,466)	(2,940,107)

Other expense:
Interest expense	(416,670)				(416,670)
Loss before provision for income taxes	(2,811,941)	(315,999)	(9,371)	(219,466)	(3,356,777)

Provision for income taxes	578	—	—	—	578
Net loss	$(2,812,519)	$(315,999)	$(9,371)	$(219,466)	$(3,357,355)

Loss per common share - basic	$(0.24)	$(0.03)	$(0.00)	$(0.02)	$(0.29)
Loss per common share - diluted	$(0.24)	$(0.03)	$(0.00)	$(0.02)	$(0.29)
Basic	11,837,014	—	—	—	11,837,014
Diluted	11,837,014	—	—	—	11,837,014

Cumulative Effect of Prior Period Adjustments

The following table presents the impact of the Restatement on the Company’s shareholders’ deficit as of December 31, 2019 (as restated), March 31, 2020 (as restated), June 30, 2020 (as restated), September 30, 2020 (as restated) and December 31, 2020 (as restated):

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, December 31, 2019 (As Restated)	11,818,830	$11,819	$71,294,629	$(81,346,771)	$(10,040,323)
Net Loss (as previously reported)	—	—	—	$(2,812,519)	$(2,812,519)
Inventory Costing Errors	—	—	—	(315,999)	(315,999)
Loss Contract Reserve	—	—	—	(9,371)	(9,371)
Inventory Reserve	—	—	—	(219,466)	(219,466)
Cumulative restatement adjustments	—	—	—	(544,836)	(544,836)
Net Loss (as restated)				(3,357,355)	(3,357,355)
Stock-based compensation	18,388	18	347,167	—	347,185
Balance, March 31, 2020 (As Restated)	11,837,218	$11,837	$71,641,796	$(84,704,126)	$(13,050,493)
Net Loss (as previously reported)				$(596,831)	$(596,831)
Inventory Costing Errors	—	—	—	(510,244)	(510,244)
Loss Contract Reserve	—	—	—	(190,035)	(190,035)
Inventory Reserve	—	—	—	(63,451)	(63,451)
Cumulative restatement adjustments	—	—	—	(763,730)	(763,730)
Net Loss (as restated)				(1,360,561)	(1,360,561)
Stock-based compensation	18,388	19	189,184	—	189,203
Balance, June 30, 2020 (As Restated)	11,855,606	$11,856	$71,830,980	$(86,064,687)	$(14,221,851)
Net Income (as previously reported)				$815,209	$815,209
Inventory Costing Errors	—	—	—	(112,446)	(112,446)
Loss Contract Reserve	—	—	—	206,159	206,159
Inventory Reserve	—	—	—	(69,157)	(69,157)
Cumulative restatement adjustments	—	—	—	24,556	24,556
Net Income (as restated)				839,765	839,765
Stock-based compensation	70,571	70	141,031	—	141,101
Balance, September 30, 2020 (As Restated)	11,926,177	$11,926	$71,972,011	$(85,224,922)	$(13,240,985)
Net Income				$1,273,703	$1,273,703
Inventory Costing Errors	—	—	—	(1,071,395)	(1,071,395)
Loss Contract Reserve	—	—	—	99,921	99,921
Inventory Reserve	—	—	—	(78,831)	(78,831)
Cumulative restatement adjustments	—	—	—	(1,050,305)	(1,050,305)
Net Income (as restated)				223,398	223,398
Stock-based compensation	25,094	25	33,830	—	33,855
Balance, December 31, 2020 (As Restated)	11,951,271	$11,951	$72,005,841	$(85,001,524)	$(12,983,732)

Impact on Consolidated Statement of Cash Flows

 The effect of the Restatement described above on the accompanying consolidated statement of cash flows for the three months ended March 31, 2020 is as follows:

	Consolidated Statements of Cash Flows for the three months ended March 31, 2020 (Unaudited)
	As Previously Reported	Inventory Costing Errors	Loss Contract Reserve	Inventory Reserve	As Restated
Cash flows from operating activities:
Net Loss	$(2,812,519)	$(315,999)	$(9,371)	$(219,466)	$(3,357,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	256,284				256,284
Amortization of debt issuance cost	35,437				35,437
Cash expended in excess of rent expense	(38,644)				(38,644)
Stock-based compensation expense	347,185				347,185
Bad debt expense	(51,369)				(51,369)
Changes in operating assets and liabilities:
Decrease in accounts receivable	973,002				973,002
Increase in contract assets	(533,743)				(533,743)
Increase in inventory	(1,048,752)	242,857	—	219,466	(586,429)
Decrease in prepaid expenses and other current assets	26,549				26,549
Decrease in refundable income taxes	1,506				1,506
Increase in accounts payable and accrued expenses	735,282	73,142			808,424
Increase in contract liabilities	1,187,667				1,187,667
Decrease in loss reserve	(505,407)	—	9,371	—	(496,036)
Net cash used in operating activities	(1,427,522)	—	—	—	(1,427,522)
Cash flows from investing activities:
Purchase of property and equipment	(3,200)	—	—	—	(3,200)
Net cash used in investing activities	(3,200)	—	—	—	(3,200)
Cash flows from financing activities:

Payments on long-term debt	(622,690)	—	—	—	(622,690)

Net cash used in financing activities	(622,690)	—	—	—	(622,690)
Net decrease in cash and restricted cash	(2,053,412)	—	—	—	(2,053,412)
Cash and restricted cash at beginning of year	5,432,793	—	—	—	5,432,793
Cash and restricted cash at end of period	$3,379,381	$—	$—	$—	$3,379,381
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$450,191	$—	$—	$—	$450,191
Cash (received) from income taxes	$(928)	$—	$—	$—	$(928)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in this report.

Forward Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission (the “SEC”), the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in Item 1A – Risk Factors of our comprehensive Annual Report on Form 10-K/A for the year ended December 31, 2020 (the “Comprehensive Form 10-K/A”). We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Business Operations

We are engaged in the contract production of structural aircraft parts for fixed wing aircraft and helicopters in both the defense and commercial markets. We also have a strong and growing presence in the aerosystems segment of the market, with our production of various reconnaissance pod structures and fuel panel systems. Within the global aerostructure and aerosystem supply chain, we are either a Tier 1 supplier to aircraft Original Equipment Manufacturers or a Tier 2 subcontractor to major Tier 1 manufacturers. We also are a prime contractor to the U.S. Department of Defense, primarily the U.S. Air Force. In conjunction with our assembly operations, we provide engineering, program management, supply chain management and kitting, and maintenance repair and overhaul services.

Impact of COVID-19

The impact that the recent COVID-19 pandemic will have on our business remains uncertain.

During late 2020, we began to experience an increased rate of employees testing positive for COVID-19 and we took steps to mitigate virus transmission within the workplace. These steps included adding a second manufacturing shift to lessen employee density on the manufacturing floor and to require most non-manufacturing personnel to work from home. These measures continued into the current year. Despite these measures, during the first three months of 2021 we experienced a relatively high level of absenteeism directly or indirectly related to COVID-19. We believe it is possible that the impact of the COVID-19 pandemic could have an adverse effect on the results of our operations, financial position and cash flow for the year ending December 31, 2021. We have taken mitigating steps in an attempt to reduce the adverse effects. For example, we have curtailed discretionary spending, deferred all business travel, and taken other steps to preserve cash. We have also taken action to more closely manage the flow of materials to be more responsive to unanticipated changes in customer delivery schedules. Since May 2021, we have seen a decrease in the impact of COVID-19 and most non-manufacturing personnel have returned to their regular in-person work schedules and we have returned to a single day shift operation.

Recent Developments

NYSE American Delinquency Notices

On May 25, 2021, we received a notice from NYSE American LLC stating that our failure to timely file our Quarterly Report on Form 10-Q for the three months ended March 31, 2021 caused us to be out of compliance with the NYSE American LLC’s continued listing standards under the timely filing criteria included in Section 1007 of the NYSE American Company Guide (the “Company Guide”). Also, our failure to timely file our Quarterly Reports on Form 10-Q for the three months ended June 30, 2021 and September 30, 2021 is an additional noncompliance with the NYSE American LLC’s continued listing standards under the timely filing criteria included in Section 1007 of the Company Guide.

In accordance with Section 1007 of the Company Guide, the Company was provided a six-month initial period to regain compliance with the timely filing criteria. The Company has not yet filed our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2021 and September 30, 2021 (collectively, the “Delayed Filings”). On November 17, 2021, the Company submitted a request for additional time in which to file the Delayed Filings, which included a plan to regain compliance with Section 1007 of the Company Guide. On November 23, 2021, the Company was notified that the NYSE American had accepted the Company’s plan to regain compliance with the continued listing standards and granted a period through April 14, 2022 in which to file the Delayed Filings. If the Company is unable to cure the delinquency by April 14, 2022, the Company may request an additional extension up to the maximum cure period of May 24, 2022. In addition, if the Company does not make progress consistent with the plan during the plan period or if the Company does not complete its Delayed Filings and any subsequently delayed filings with the SEC by the end of the maximum 12-month cure period on May 24, 2022, the NYSE American staff will initiate delisting proceedings as appropriate.

On September 17, 2021, we received notice from NYSE American LLC indicating that the Company does not meet the continued listing standards set forth in Part 10 of the Company Guide. The Company is not in compliance with Section 1003(a)(i) of the Company Guide since it has stockholders’ equity of less than $2.0 million and losses from continuing operations and/or net losses in two of its three most recent fiscal years and Section 1003(a)(ii) of the Company Guide since it has stockholders’ equity of less than $4.0 million and losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Company has therefore become subject to the procedures and requirements of Section 1009 of the Company Guide and was required to, and timely did, submit a plan to NYSE American LLC addressing how the Company intends to regain compliance with the continued listing standards by March 17, 2023 (the “Plan”). On November 19, 2021, we received notice from NYSE American LLC that it accepted the Plan, subject to periodic review, including quarterly monitoring, for compliance with the Plan. If the Company is not in compliance with the continued listing standards by March 17, 2023 or if the Company does not make progress consistent with the Plan during the plan period, the NYSE American staff may initiate delisting proceedings, as appropriate.

See Part II, Item 1A Risk Factors “If our common stock is delisted from the NYSE American exchange, our business, financial condition, results of operations and stock price could be adversely affected, and the liquidity of our stock and our ability to obtain financing could be impaired.” in the Comprehensive Form 10-K/A.

Restatement due to Inventory Costing Errors and Insufficient Reserves

As previously reported, on June 4, 2021, the audit and finance committee (the “Audit and Finance Committee”) of the board of directors of the Company  determined, based on the recommendation of management and in consultation with CohnReznick LLP (“CohnReznick”), the Company’s independent registered public accounting firm, that the Company’s financial statements which were included in its Annual Report on Form 10-K for the year ended December 31, 2020 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020, and September 30, 2020 as filed with the SEC should no longer be relied upon due to errors in such financial statements relating to the recording and reporting of inventory costing and related internal controls (the “Inventory Costing Errors”) and that management’s reports on the effectiveness of internal control over financial reporting, press releases, and investor communications describing the Company’s financial statements for such periods should no longer be relied upon. The Company’s management identified the Inventory Costing Errors during its inventory testing procedures for the preparation of the Company’s financial statements for the quarterly period ended March 31, 2021. At the time of the June 2021 disclosure, the Company estimated and disclosed that the Inventory Costing Errors were expected to increase 2020 net loss reported on the Annual Report on Form 10-K for the year ended December 31, 2020 by $1.9 million to $2.3 million. The Company has determined that the Inventory Costing Errors increased 2020 net loss by $2,010,084.

The correction of the Inventory Costing Errors resulted in the determination that certain contracts were in a loss position and certain inventory items required additional reserves. The Company reevaluated the sufficiency of its provisions for loss contracts and inventory reserves that it had previously recorded and concluded that increases to these reserves were required. The insufficient reserves resulting from such reserve increases are referred to as “Additional Inventory Reserves” and “Loss Contract Reserve” and are together referred to as the “Insufficient Reserves.” It was further determined by management that the appropriate starting point for increasing the Insufficient Reserves was during the fourth quarter of 2019.

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

The Inventory Costing Errors resulted from software processing and coding errors, inconsistent units of measure being used for quantities ordered and quantities received of certain purchased parts, incorrect accruals to accounting periods of the cost of certain goods received and the Company not having a procedure to address over- or under-absorbed overhead costs at the end of accounting periods. The Inventory Costing Errors affected the income reported with respect to the Company’s Non-POC Contracts. The Inventory Costing Errors did not affect income reported with respect to the Company’s POC Contracts. The Loss Contract Reserve and the Additional Inventory Reserves also only affect the income reported with respect to the Company’s Non-POC Contracts, and do not affect the income reported with respect to the Company’s POC Contracts. The Inventory Costing Errors and the Insufficient Reserves did not affect either prior reported revenue or cash flow for fiscal 2020 and 2019.

Management has considered the effect of the Inventory Costing Errors and the Insufficient Reserves on the Company’s prior conclusions of the adequacy of its internal control over financial reporting and disclosure controls and procedures as of the end of each of the applicable periods. As a result of the Inventory Costing Errors and the Insufficient Reserves, management has determined that a material weakness existed in the Company’s internal control over financial reporting as of the end of the quarterly periods ended March 31, 2020, June 30, 2020, September 30, 2020 and for the years ended December 31, 2020 and 2019. See Part II Item 9A – Controls and Procedures within the Comprehensive Form 10-K/A for a description of these matters.

As a result of the restatement caused by the Inventory Costing Errors and Insufficient Reserves, the Company reported net loss for the years ended December 31, 2020 and December 31, 2019 which is $2,334,315 and $2,300,083, respectively, greater than the net loss reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Original Form 10-K”) and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, net loss for the quarters ended March 31, 2020 and June 30, 2020 which is $544,836 and $763,730, respectively, greater than the net loss reported in the respective Original Forms 10-Q, and net income for the quarter ended September 30, 2020 which is $24,556 greater than the net income reported in the Original Form 10-Q. The Inventory Costing Errors and the Insufficient Reserves did not affect reported revenue or cash flows for the years ended December 31, 2020 or December 31, 2019, or for the quarters ended March 31, June 30 and September 30, 2020.

The Comprehensive Form 10-K/A contains our audited restated annual financial statements as of and for the years ended December 31, 2020 and 2019, as well as our unaudited restated quarterly financial statements as of and for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020. The restatement is discussed in more detail within Part II, Item 8 Note 17, “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements included in the Comprehensive Form 10-K/A.

Amendment and Waiver to our BankUnited Credit Facility

On May 11, 2021, we entered into a Seventh Amendment and Waiver (“Seventh Amendment”) to that certain Amended and Restated Credit Agreement with the Lenders named therein and BankUnited, N.A. (“BankUnited”) as Sole Arranger, Agent and Collateral Agent, dated as of March 24, 2016 (as amended from time to time, the “Credit Agreement”). Under the Seventh Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Company’s existing $24 million revolving line of credit and its existing $6.36 million term loan to July 31, 2022, and (b) amending the leverage ratio covenant for the fiscal quarters ending on and after March 31, 2021, to 4.0 to 1.0, determined at the end of each fiscal quarter for the trailing four-quarter period then ended (or, in the case of the fiscal quarter ended March 31, 2021, determined on an annualized basis for the three-quarter period then ended). Additionally, under the Seventh Amendment, BankUnited waived late delivery of certain financial information.

On October 28, 2021, we entered into an Eighth Amendment and Waiver (“Eighth Amendment) to the Credit Agreement. Under the Eighth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to December 31, 2022, (b) reducing the availability under the Revolving Loan from $24 million to $21 million while eliminating the requirement to maintain a minimum $3.0 million in a combination of Revolving Loan availability and unrestricted cash, (c) providing for the repayment of an additional $750,000 of the principal balance of the Term Loan in three installments of $250,000 on November 30, 2021, December 31, 2021 and March 31, 2022 in addition to $200,000 regular monthly principal payments through maturity, (d) amending the minimum debt service coverage ratio covenant for the fiscal quarters ending on and after June 30, 2021 to provide for a ratio of 1.5 to 1.0, and (e) amending the maximum leverage ratio covenant as follows: for the fiscal quarter ending on March 31, 2021 - 5.0 to 1.0; for the fiscal quarter ending June 30, 2021 - 4.75 to 1.0; for the fiscal quarter ending September 30, 2021 - 4.25 to 1.0 and for the fiscal quarter ended December 31, 2021 and thereafter - 4.0 to 1.0, determined at the end of each fiscal quarter for the trailing four-quarter period then ended (or, in the case of the fiscal quarter ended March 31, 2021, determined on an annualized basis for the three-quarter period then ended). Additionally, under the Eighth Amendment, BankUnited waived certain covenant non-compliance and waived temporarily, late delivery of certain financial information.

Paycheck Protection Program (PPP) Loan

As previously reported, on April 10, 2020, we obtained a loan from Dime Community Bank (formerly BNB Bank) as the lender (“Dime”), in the principal amount of $4,795,000 (“PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act as administered by the U.S. Small Business Administration (“SBA”). The Company submitted its PPP Loan forgiveness application and the loan necessity questionnaire to the SBA through Dime.

On July 13, 2021, the Company received notification through Dime that the PPP Loan and accrued interest thereon have been fully forgiven by the SBA and that the forgiveness payment date was July 1, 2021. The forgiveness of the PPP Loan will be recognized during the Company’s third fiscal quarter ending September 30, 2021.

Settlement of Class Action

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

On May 20, 2021, the parties reached a settlement in the amount of $3,600,000, subject to court approval (the “Settlement Amount”). On July 9, 2021, Plaintiff filed an unopposed motion for preliminary approval of the settlement. After satisfaction of our $750,000 retention, the Settlement Amount will be covered and paid by our directors’ and officers’ insurance carrier. As of March 31, 2021, we have previously paid or accrued to our financial statements covered expenses totaling $750,000, and have therefore met our directors’ and officers’ retention requirement, which caps the Company’s expenses pertaining to the class action suit.

At March 31, 2021, in order to reflect the amounts owed from our directors’ and officers’ insurance carrier and to the Plaintiffs, we have recorded to our balance sheet a litigation settlement obligation of $3,391,233 and an insurance recovery receivable of $2,850,000; this obligation and receivable will be relieved from our balance sheet upon the payment of the Settlement Amount to the Plaintiff by our directors’ and officers’ insurance carrier.

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Funded backlog consists of aggregate funded values under such contracts and purchase orders, excluding the portion previously included in operating revenues pursuant to Accounting Standards Codification Topic 606 (“ASC 606”). Unfunded backlog is the estimated amount of future orders under the expected duration of the programs. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts.

Our total backlog as of March 31, 2021 and December 31, 2020 was as follows:

Backlog (Total)	March 31, 2021	December 31, 2020
Funded	$162,748,000	$169,567,000
Unfunded	288,254,000	306,618,000
Total	$451,002,000	$476,185,000

Approximately 96% of the total amount of our backlog at March 31, 2021 was attributable to government contracts. Our backlog attributable to government contracts at March 31, 2021 and December 31, 2020 was as follows:

Backlog (Government)	March 31, 2021	December 31, 2020
Funded	$160,466,000	$166,156,000
Unfunded	273,013,000	290,632,000
Total	$433,479,000	$456,788,000

Our backlog attributable to commercial contracts at March 31, 2021 and December 31, 2020 was as follows:

Backlog (Commercial)	March 31, 2021	December 31, 2020
Funded	$2,282,000	$3,411,000
Unfunded	15,241,000	15,986,000
Total	$17,523,000	$19,397,000

The total backlog at March 31, 2021 is primarily comprised of long-term programs with Raytheon (Next Generation Jammer – Mid Band), USAF (T-38), Boeing (A-10), Northrop Grumman (E-2D), and Sikorsky IR Module Assembly (HRSS). Funded backlog is primarily from purchase orders under long-term contracts with Northrop Grumman (E-2D), USAF (T-38), Boeing (A-10), Sikorsky IR Module Assembly (HRSS), Lockheed Martin F-16 Rudder Island, and Raytheon SDTA task 2 & T&M.

Critical Accounting Policies

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Comprehensive Form 10-K/A, for a discussion of our critical accounting policies. There have been no significant changes to the application of our critical accounting policies during the quarter ended March 31, 2021.

Results of Operations

Revenue

Total Revenue for the three months ended March 31, 2021 was $30,818,746 compared to $16,858,386 for the same period last year, an increase of $13,960,360 or 82.8%. The increase was primarily related to the Raytheon Next Generation Jammer (“NGJ”) Pod program, the Northrop Grumman WOWP program and the Northrop Grumman E2D MYP II multi-year award. These revenue increases were partially offset by decreases in the G650 program.

Revenue from government subcontracts was $28,397,023 for the three months ended March 31, 2021 compared to $12,706,008 for the three months ended March 31, 2020, an increase of $15,691,015 or 123.5%. The increase was primarily related to the Raytheon Next Generation Jammer (“NGJ”) Pod program, the Northrop Grumman WOWP program and the Northrop Grumman E2D MYP II multi-year award.

Revenue from direct military contracts was $538,745 for the three months ended March 31, 2021 compared to $553,948 for the three months ended March 31, 2020, an decrease of $15,203 or 2.7%. The decrease in revenue is primarily driven by a decrease in revenue from the F-16 program.

Revenue from commercial subcontracts was $1,882,978 for the three months ended March 31, 2021 compared to $3,598,430 for the three months ended March 31, 2020, a decrease of $1,715,452 or 47.7%. The decrease is primarily the result of lower revenue from the G650 program and lower revenue from the HondaJet program.

Cost of Sales

Total Cost of Sales for the three months ended March 31, 2021 and 2020 was $25,898,658 and $16,705,403 (restated), respectively, an increase of $9,193,255 or 55%. The increase this quarter is substantially less than the increase in revenue due to more margin contribution from higher margin defense programs.

The components of the cost of sales were as follows:

	Three months ended
	March 31, 2021	March 31, 2020 (Restated)
Procurement	$19,412,054	$10,256,406
Labor	1,939,434	1,736,854
Factory overhead	5,272,855	5,435,199
Other cost of sales	(725,685)	(723,056)
Cost of sales	$25,898,658	$16,705,403

Procurement for the three months ended March 31, 2021 was $19,412,054 compared to $10,256,406 for the three months ended March 31, 2020, an increase of $9,155,648 or 89.3%. This increase is primarily the result of an increase in procurement for the Raytheon NGJ Pod program and the Northrop Grumman E2D program.

Labor costs for the three months ended March 31, 2021 were $1,939,434 compared to $1,736,854 for the three months ended March 31, 2020, an increase of $202,580 or 11.7%. The increase is primarily the result of higher direct labor requirements on the Raytheon NGJ Pod program and the Northrop Grumman E2D program.

Factory overhead for the three months ended March 31, 2021 was $5,272,855 compared to $5,435,199 for the three months ended March 31, 2020, a decrease of $162,344 or 3.0%. This decrease is primarily due to a decrease in factory supplies and indirect labor.

Other cost of sales relates to items that can increase or decrease cost of sales such as changes in inventory levels, changes in inventory valuation, changes to inventory reserves, changes in loss contract provisions, absorption variances and direct charges to cost of sales. For the three months ended March 31, 2021 there was a slight decrease of cost of sales in the amount of $2,629 as compared to the three months ended March 31, 2020.

Gross Profit

Gross profit for the three months ended March 31, 2021 was $4,920,088 compared to $152,983 (restated) for the three months ended March 31, 2020, an increase of $4,767,105 for the reasons noted above.

Favorable/Unfavorable Adjustments to Gross Profit (Loss)

During the three months ended March 31, 2021 and 2020, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in changes in total gross profit as follows:

	Three months ended
	March 31, 2021	March 31, 2020
Favorable adjustments	$2,656,188	$488,762
Unfavorable adjustments	(2,790,469)	(1,831,566)
Net adjustments	$(134,281)	$(1,342,804)

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2021 were $3,390,806 compared to $3,093,090 for the three months ended March 31, 2020, an increase of $297,716 or 9.6%. This increase was primarily driven by an increase in professional fees related to legal fees incurred.

Income (Loss) Before Provision for Income Taxes

Income before provision for income taxes for the three months ended March 31, 2021 was $1,234,793 compared to $(3,356,777) for the same period last year, an increase in income of $4,591,570 or 136.8% for the reasons noted above.

Provision for Income Taxes

Provision for income taxes was $2,250 for the three months ended March 31, 2021, compared to a provision for income taxes of $578 for the three months ended March 31, 2020.

Net Income (Loss)

Net income for the three months ended March 31, 2021 was $1,232,543 or $0.10 per basic share, compared to a net loss of $(3,357,355) or $(0.29) per basic share (restated), for the same period last year. Diluted income per share was $0.10 for the three months ended March 31, 2021 calculated utilizing 12,084,901 weighted average shares outstanding. Diluted loss per share was $(0.29) (restated) for the three months ended March 31, 2020 calculated utilizing 11,837,014 weighted average shares outstanding. The increase in net profit was primarily driven by the increase in gross profit as described above.

Liquidity and Capital Resources

General

At March 31, 2021, we had working capital of $8,294,625 compared to working capital of $7,674,974 at December 31, 2020, an increase of $619,651 or 8.1%.

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

At March 31, 2021, we had a cash balance of $815,339 compared to $6,033,537 at December 31, 2020. Our accounts receivable balance at March 31, 2021 increased to $8,233,688 from $4,962,906 at December 31, 2020.

Bank Credit Facilities

On March 24, 2016, the Company entered into an Amended and Restated Credit Agreement with the lenders named therein and BankUnited N.A. as Sole Arranger, Agent and Collateral Agent (as amended from time to time, the “Credit Agreement” or the “BankUnited Facility”). The Credit Agreement originally provided for a revolving credit loan commitment of $30 million (the “Revolving Loan”) and a $10 million term loan (“Term Loan”). The Revolving Loan bears interest at a rate as defined in the Credit Agreement.

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

On May 11, 2021, the Company entered into the Seventh Amendment. Under the Seventh Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the $24 million Revolving Loan and $6.36 million Term Loan to July 31, 2022, and (b) amending the leverage ratio covenant for the fiscal quarters ending on and after March 31, 2021, to 4.0 to 1.0, determined at the end of each fiscal quarter for the trailing four-quarter period then ended (or, in the case of the fiscal quarter ended March 31, 2021, determined on an annualized basis for the three-quarter period then ended). Additionally, under the Seventh Amendment, BankUnited waived late delivery of certain financial information. See Part II, Item 8, Note 18, “Subsequent Events” in the notes to the consolidated financial statements in the Comprehensive Form 10-K/A for a discussion of the Seventh Amendment.

On October 28, 2021, the Company entered into the Eighth Amendment. Under the Eighth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to December 31, 2022, (b) reducing the aggregate revolving line of credit from $24 million to $21 million while eliminating the requirement to maintain a minimum $3.0 million in a combination of line of credit availability and unrestricted cash, (c) providing for the repayment of an additional $750,000 of the principal balance of the term loan in three installments of $250,000 on November 30, 2021, December 31, 2021 and March 31, 2022 in addition to $200,000 regular monthly principal payments through maturity, (d) amending the minimum debt service coverage ratio covenant for the fiscal quarters ending on and after June 30, 2021 to provide for a ratio of 1.5 to 1.0, and (e) amending the maximum leverage ratio covenant as follows: for the fiscal quarter ending on March 31, 2021 - 5.0 to 1.0; for the fiscal quarter ending June 30, 2021 - 4.75 to 1.0; for the fiscal quarter ending September 30, 2021 - 4.25 to 1.0 and for the fiscal quarter ended December 31, 2021 and thereafter - 4.0 to 1.0, determined at the end of each fiscal quarter for the trailing four-quarter period then ended (or, in the case of the fiscal quarter ended March 31, 2021, determined on an annualized basis for the three-quarter period then ended). Additionally, under the Eighth Amendment, BankUnited waived certain covenant non-compliance and waived temporarily, late delivery of certain financial information. See Part II, Item 8, Note 18, “Subsequent Events” in the notes to the consolidated financial statements in our Comprehensive Form 10-K/A for the year ended December 31, 2020 for a discussion of the Eighth Amendment.

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

Liquidity

We believe that our existing resources as of March 31, 2021 will be sufficient to meet our current working capital needs for at least the next 12 months from the date of issuance of our consolidated financial statements. However, our working capital requirements can vary significantly, depending in part on the timing of new program awards and the payment terms with our customers and suppliers. If our working capital needs exceed our cash flows from operations, we would look to our cash balances and availability for borrowings under our borrowing arrangement to satisfy those needs, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts, if at all.

Contractual Obligations

For information concerning our contractual obligations, see Contractual Obligations under Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Comprehensive Form 10-K/A for the year ended December 31, 2020.

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

In connection with management’s evaluation of the Company’s internal control over financial reporting described above, management has identified the deficiencies described below that constitute a material weakness in our internal control over financial reporting as of December 31, 2020 and December 31, 2019. One of these deficiencies led to material errors in our previously issued consolidated financial statements, which in turn led to the restatement of those previously issued consolidated financial statements, as described in Part II, Item 8, Note 17 “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements included in the Comprehensive Form 10-K/A.

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
●

The design and implementation of internal controls related to the establishment of loss contract and excess and obsolete reserves were not sufficient to ensure proper accounting for the associated reserves.

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

●

Deferral of Under-Absorbed Overhead in the Balance Sheet: The monthly journal entry log used to manage the month end close process did not contain the requirement to determine and post a full absorption adjustment (under/over absorbed overhead deferral into inventory). As such, the Company did not have a process to record over- or under-absorbed overhead at the end of each quarter.

●

Loss Contract Reserve for Non-POC Contracts: There was no evaluation of Non-POC Contracts to determine if a loss reserve should be established and maintained for Non-POC Contracts which management has reason to believe may result in losses.

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

Remediation efforts underway for the 2020 and First Quarter 2021 Material Weaknesses

During 2021, we have begun to implement new controls designed to remediate the 2020 material weaknesses described above under Control Environment, Risk Assessment, Control Activities and Monitoring and Accounting for Inventory & related IT environment, such as:

●	The recruitment and hiring of a new Chief Financial Officer
●	The recruitment and hiring of a new Controller
●	Newly designed month-end accruals for in-transit inventory
●	Diagnosis, design, testing and implementation of software changes to our perpetual inventory system to correct the Inventory Costing Errors
●	The implementation of new operating procedures related to inventory management and costing
●	The implementation of new accounting procedures related to ensure sufficient reserves are established and maintained for:
○	any anticipated contract losses
○	any reductions in the market values of inventory below cost
○	any excess or obsolete inventory

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

During the course of 2020, we have implemented measures to remediate the underlying causes that gave rise to the previously disclosed material weaknesses and material errors. These measures include the Welding Metallurgy operations as they were incorporated into the Company’s operations as of December 31, 2019. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to further the overall objective to design and operate internal controls that mitigate identified risks and enable an effective system of internal control over external financial reporting.

The Company is a non-accelerated filer for 2020. As such, the Company is not subject to the requirement to have an auditor attestation report on internal control over financial reporting in the Annual Report on Form 10-K and Comprehensive Form 10-K/A filed in 2021 for 2020. Accordingly, based upon its internal testing which is performed by a national public accounting and advisory firm, management believes that as of December 31, 2020, it has successfully remediated the internal control weaknesses which gave rise to the material errors in our prior financial statements.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts underway as referred to above, and the First Quarter 2021 Material Weaknesses referred to above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as described above.

Part II - Other Information

Item 1 – Legal Proceedings

See Footnote 12 – Commitments and Contingencies.

Item 1A – Risk Factors

“Item 1A. Risk Factors” of our Comprehensive Form 10-K/A for the year ended December 31, 2020, includes a discussion of significant factors known to us that could materially adversely affect our business, financial condition, or results of operations. There have been no material changes from the risk factors described in such report.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits
Exhibit 31.1	Section 302 Certification by Chief Executive Officer and President
Exhibit 31.2	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
Exhibit 32.1	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
Exhibit 101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

*    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three months ended March 31, 2021 and 2020 (as restated), (ii) Condensed Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020 (as restated), (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2021 and 2020 (as restated), (iv) Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2021 and 2020 (as restated) and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: December 27, 2021	By.	/s/ Douglas J. McCrosson
Douglas J. McCrosson
Chief Executive Officer and President (Principal Executive Officer)

Dated: December 27, 2021	By.	/s/ Andrew L. Davis
Andrew L. Davis
Chief Financial Officer (Principal Financial and Accounting Officer)