Form 10-Q
period 2021-06-30
CPI AEROSTRUCTURES INC
filed 2022-04-19
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of April 14, 2022, the registrant had 12,441,276 shares of common stock, $.001 par value, outstanding.

INDEX

Part I - Financial Information

Part I - Financial Information

Item 1 – Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021 (Unaudited)	2020 (As Restated - see Note 14)

ASSETS
Current Assets:
Cash	$2,599,993	$6,033,537
Accounts receivable, net	7,071,228	4,962,906
Insurance recovery receivable	2,850,000	—
Contract assets	23,996,068	19,729,638
Inventory	5,281,161	6,386,288
Refundable income taxes	40,647	40,000
Prepaid expenses and other current assets	802,755	534,857
Total current assets	42,641,852	37,687,226

Operating lease right-of-use assets	3,223,540	4,075,048
Property and equipment, net	2,065,351	2,521,742
Intangibles, net	187,500	250,000
Goodwill	1,784,254	1,784,254
Other assets	166,331	191,179
Total assets	$50,068,828	$46,509,449

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$13,548,612	$12,092,684
Accrued expenses	4,551,239	5,937,921
Litigation settlement obligation	3,371,162	—
Contract liabilities	1,525,573	1,650,549
Loss reserve	1,664,804	2,009,247
Current portion of long-term debt	8,165,438	6,501,666
Operating lease liabilities	1,848,291	1,819,237
Income tax payable	—	948
Total current liabilities	34,675,119	30,012,252

Line of credit	21,000,000	20,738,685
Long-term operating lease liabilities	1,607,917	2,537,149
Long-term debt, net of current portion	3,345,047	6,205,095
Total liabilities	60,628,083	59,493,181

Shareholders’ Deficit:
Common stock - $.001 par value; authorized 50,000,000 shares, 12,267,930 and 11,951,271shares, respectively, issued and outstanding	12,268	11,951
Additional paid-in capital	72,574,307	72,005,841
Accumulated deficit	(83,145,830)	(85,001,524)
Total Shareholders’ Deficit	(10,559,255)	(12,983,732)
Total Liabilities and Shareholders’ Deficit	$50,068,828	$46,509,449

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020 (As Restated – See Note 14)	2021	2020 (As Restated – See Note 14)

Revenue	$22,301,190	$19,740,767	$53,119,936	$36,599,154
Cost of sales	18,704,588	17,924,428	44,603,246	34,629,831
Gross profit	3,596,602	1,816,339	8,516,690	1,969,323

Selling, general and administrative expenses	2,677,688	2,815,252	6,068,494	5,908,342
Income (loss) from operations	918,914	(998,913)	2,448,196	(3,939,019)

Interest expense	293,685	360,126	588,174	776,797
Income (loss) before provision for income taxes	625,229	(1,359,039)	1,860,022	(4,715,816)

Provision for income taxes	2,078	1,522	4,328	2,100
Net income (loss)	$623,151	$(1,360,561)	$1,855,694	$(4,717,916)

Income (loss) per common share – basic	$0.05	$(0.11)	$0.15	$(0.40)

Income (loss) per common share – diluted	$0.05	$(0.11)	$0.15	$(0.40)

Shares used in computing loss per common share:
Basic	12,188,197	11,855,404	12,086,299	11,846,260
Diluted	12,255,950	11,855,404	12,154,052	11,846,260

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance at January 1, 2020	11,818,830	$11,819	$71,294,629	$(81,346,771)	$(10,040,323)
Net Loss (As Restated - See Note 14)	—	—	—	(3,357,355)	(3,357,355)
Stock-based compensation expense	18,388	18	347,167	—	347,185
Balance at March 31, 2020 (As Restated - see Note 14)	11,837,218	$11,837	$71,641,796	$(84,704,126)	$(13,050,493)
Net Loss (As Restated - See Note 14)	—	—	—	(1,360,561)	(1,360,561)
Stock-based compensation expense	18,388	19	189,184	—	189,203
Balance at June 30, 2020 (As Restated - see Note 14)	11,855,606	$11,856	$71,830,980	$(86,064,687)	$(14,221,851)

Balance at January 1, 2021 (As Restated - see Note 14)	11,951,271	$11,951	$72,005,841	$(85,001,524)	$(12,983,732)
Net Income	—	—	—	1,232,543	1,232,543
Stock-based compensation expense	33,881	34	343,693	—	343,727
Balance at March 31, 2021	11,985,152	11,985	72,349,534	(83,768,981)	(11,407,462)
Net Income	—	—	—	623,151	623,151
Common stock forfeited	(41,199)	(42)	—	—	(42)
Stock-based compensation expense	323,977	325	224,773	—	225,098
Balance at June 30, 2021	12,267,930	$12,268	$72,574,307	$(83,145,830)	$(10,559,255)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020
		(As Restated - see Note 14)
Cash flows from operating activities:
Net income (loss)	$1,855,694	$(4,717,916)
Adjustments to reconcile net income loss to net cash used in operating activities:
Depreciation and amortization	530,843	512,567
Amortization of debt issuance cost	28,107	56,055
Insurance receivable	(2,850,000)	—
Settlement of litigation obligation	3,371,162	—
Cash expended in excess of rent expense	(48,670)	(77,288)
Stock-based compensation	568,783	536,388
Bad debt expense (recovery)	127,413	(73,352)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,235,735)	144,537
Increase in contract assets	(4,266,430)	(285,875)
Decrease (increase) in inventory	1,105,127	(799,600)
Increase in prepaid expenses and other assets	(271,157)	(142,816)
Decrease in refundable income taxes	(647)	437,931
Increase in accounts payable and accrued expenses	69,246	2,473,901
(Decrease) increase in contract liabilities	(124,976)	1,433,720
Increase in income taxes payable	(948)	—
Decrease in loss reserve	(344,443)	(350,434)
Net cash used in operating activities	(2,486,631)	(852,182)

Cash flows from investing activities:
Purchase of property and equipment	(11,952)	(8,000)
Net cash used in investing activities	(11,952)	(8,000)

Cash flows from financing activities:
Payments on long-term debt	(1,196,276)	(1,237,726)
Proceeds of line of credit	261,315	—
Proceeds from PPP loan		4,795,000
Net cash (used) provided by financing activities	(934,961)	3,557,274

Net decrease (increase) in cash and restricted cash	(3,433,544)	2,697,092
Cash at beginning of period	6,033,537	5,432,793
Cash at end of period	$2,599,993	$8,129,885

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$588,174	$845,962
Income taxes	$5,923	$(449,749)

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

The consolidated financial statements of the Company as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 (as restated) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated balance sheet at December 31, 2020 (as restated) has been derived from audited consolidated financial statements, as restated (see Note 14 for more information on the effect of the restatement), but does not include all of the information and notes required by U.S. GAAP. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

The Company maintains its cash in six financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed insurance limits. As of June 30, 2021, the Company had $2,376,460 of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

The Company currently has a shareholders' deficit and has experienced losses from operations and negative cash flows from operations in prior periods that collectively represent significant risk to the Company to continue to operate as a going concern. To address this risk, the Company has (i) negotiated and executed a further amendment to its Amended and Restated Credit Agreement with the lenders named therein and BankUnited N.A. as Sole Arranger, Agent and Collateral Agent (as amended from time to time, the “Credit Agreement” or the “BankUnited Facility”), effective April 12, 2022 which extended the maturity date of the credit facility to September 30, 2023, (ii) obtained and is seeking additional progress payment and advance payment customer contract funding provisions, (iii) maintained procedures to reduce investments in inventory and contract assets, (iv) remained focused on its military segment which has proven to be less susceptible to COVID-19 related impacts and (v) maintained a strong (approximately $157 million) backlog of funded orders, 98% of which are for military programs. Based upon management's assessment of the identified significant risks and the execution of the plans described above, management believes that substantial risk does not exist as to whether the Company's liquidity and debt resources will be sufficient to meet its obligations as a going concern through a year and a day from the date of this filing.

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

Disaggregation of Revenue

The following tables present the Company’s revenue disaggregated by contract type:

	Three months ended June 30,		Six months ended June 30,
	2021	2020 (As Restated – see Note 14)	2021	2020 (As Restated – see Note 14)
Aerostructures	$8,255,406	$7,369,845	$16,882,354	$16,497,321
Aerosystems	6,167,283	2,285,716	16,171,720	3,510,983
Kitting and Supply Chain Management	7,878,501	10,085,206	20,065,862	16,590,850
	$22,301,190	$19,740,767	$53,119,936	$36,599,154

Transaction Price Allocated to Remaining Performance Obligations

Our backlog represents the estimated transaction prices on performance obligations to our customers for which work remains to be performed. Backlog is converted into revenue in future periods as work is performed. As of June 30, 2021, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $157 million. This represents the amount of revenue the Company expects to recognize in the future on contracts with unsatisfied or partially satisfied performance obligations as of June 30, 2021. The Company estimates that it will recognize approximately 32% of this amount in fiscal year 2021 and the remainder by 2025.

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

Revenue recognized for the periods ended June 30, 2021 and 2020 that was included in the contract liabilities balance as of January 1, 2021 and 2020, respectively, was approximately $1.5 million and $2.6 million, respectively.

4.       INVENTORY

The components of inventory consisted of the following:

	June 30, 2021	December 31, 2020 (As Restated)
Raw materials	$2,067,297	$2,218,981
Work in progress	1,786,942	2,645,548
Finished goods (includes completed components)	4,082,575	4,251,982
Gross inventory	7,936,814	9,116,511
Inventory reserves	(2,655,653)	(2,730,223)
Inventory, net	$5,281,161	$6,386,288

5.            STOCK-BASED COMPENSATION

 The Company accounts for stock-based compensation based on the fair value of the stock or stock-based instrument on the date of grant. The Company recognized a net total of $225,098 and $189,203 of stock-based compensation expense for the three months ended June 30, 2021 and 2020, respectively, and a net total of $568,825 and $536,388 of stock-based compensation expense for the six months ended June 30, 2021 and 2020, respectively.

During the three and six months ended June 30, 2021, the Company granted 0 and 135,512 restricted stock units (“RSUs”), respectively, to its board of directors as partial compensation for the 2021 year, and during the three and six months ended June 30, 2020, the Company granted 0 and 73,550 RSUs, respectively, to its board of directors as partial compensation for the 2020 year. RSUs vest quarterly on a straight-line basis over a one-year period. For the three and six months ended June 30, 2021, approximately $147,902 and $432,345, respectively, of non-cash compensation expense related to the RSU grants to the board of directors are included selling, general and administrative expenses, and for the three and six months ended June 30, 2020, approximately $134,060 and $391,871, respectively, of non-cash compensation expense related to the RSU grants to the board of directors are included selling, general and administrative expenses.

During the three and six months ended June 30, 2021, the Company granted 166,428 shares of common stock to employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. For the three and six months ended June 30, 2021, approximately $63,653 and $112,102, respectively, of compensation expense are included in selling, general and administrative expenses and approximately $13,543 and $24,378, respectively, of compensation expense are included in cost of sales for shares of common stock granted to employees between 2016 and 2020. For the three and six months ended June 30, 2020, approximately $44,164 and $115,906, respectively, of compensation expense are included in selling, general and administrative expenses and approximately $10,979 and $28,611, respectively, of compensation expense are included in cost of sales for shares of common stock granted to employees between 2015 and 2019. During the three and six months ended June 30, 2021, 41,199 shares were forfeited.

6.            FAIR VALUE

Fair Value

At June 30, 2021 and December 31, 2020, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	June 30, 2021
	Carrying Amount	Fair Value
Debt
Short-term borrowings, PPP loan, long-term debt	$32,510,485	$32,510,485

	December 31, 2020
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$33,445,446	$33,445,446

We estimated the fair value of debt using market quotes and calculations based on market rates.

7.	INCOME (LOSS) PER COMMON SHARE

Basic and diluted income (loss) per common share for the three and six months ended June 30, 2021 and June 30, 2020 is computed using the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, as well as unvested RSUs. Incremental shares of 67,753 were used in the calculation of diluted income per common share in the three and six months ended June 30, 2021. Incremental shares of 36,774 were not used in the calculation of diluted income per common share in the three and six months ended June 30, 2020, respectively, as the Company is in a loss position for those periods and these shares would be considered anti-dilutive.

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

On October 28, 2021, the Company entered into a Waiver and Eighth Amendment (the “Eighth Amendment”) to the Credit Agreement. Under the Eighth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to December 31, 2022, (b) reducing the availability under the Revolving Loan from $24 million to $21 million while eliminating the requirement to maintain a minimum $3.0 million in a combination of Revolving Loan availability and unrestricted cash, (c) providing for the repayment of an additional $750,000 of the principal balance of the Term Loan in three installments of $250,000 on November 30, 2021, December 31, 2021 and March 31, 2022 in addition to $200,000 regular monthly principal payments through December 31, 2022, (d) amending the minimum debt service coverage ratio covenant for the fiscal quarters ending on and after June 30, 2021 to provide for a ratio of 1.5 to 1.0, and (e) amending the maximum leverage ratio covenant as follows: for the fiscal quarter ending on March 31, 2021 - 5.0 to 1.0; for the fiscal quarter ending June 30, 2021 - 4.75 to 1.0; for the fiscal quarter ended September 30, 2021 - 4.25 to 1.0 and for the fiscal quarter ended December 31, 2021 and thereafter - 4.0 to 1.0, determined at the end of each fiscal quarter for the trailing four-quarter period then ended (or, in the case of the fiscal quarter ended March 31, 2021, determined on an annualized basis for the three-quarter period then ended). Additionally, under the Eighth Amendment, BankUnited waived certain covenant non-compliance and waived temporarily, late delivery of certain financial information. In connection with the Eighth Amendment, a $250,000 amendment fee (the “Amendment Fee”) was earned by the lenders on December 31, 2021 which the Company elected to pay in kind and accrue and capitalize rather than pay in cash.

On April 12, 2022 the Company entered into a Consent, Waiver and Ninth Amendment (the “Ninth Amendment”) to the Credit Agreement. Under the Ninth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to September 30, 2023, (b) providing for the repayment of an additional $750,000 of the principal balance of the Term Loan in three installments of $250,000 on September 30, 2022, December 31, 2022 and March 31, 2023 in addition to $200,000 regular monthly principal payments through December 31, 2022 and (c) increasing the interest on the Revolving Loan, Term Loan, and the Amendment Fee as follows: through June 30, 2022, Prime Rate (as defined in the Credit Agreement) plus 2.5%; from July 1, 2022 through August 31, 2022, Prime Rate plus 5%; from September 1, 2022 through October 31, 2022, Prime Rate plus 6%; from November 1, 2022 through December 31, 2022, Prime Rate plus 7%; and from January 1, 2023 through September 30, 2023, Prime Rate plus 8%. Additionally, under the Ninth Amendment, the Credit Agreement financial covenants were amended as set forth in the following paragraph. BankUnited also waived or consented to certain covenant non-compliance, waived temporarily or consented to, late delivery of certain financial information and waived permanently late delivery of certain pro-forma budget information.

The Credit Agreement, as amended, requires us to maintain the following financial covenants: (a) minimum debt service coverage ratio of no less than 1.5 to 1.0 for the trailing four quarter period ended June 30, 2021 and December 31, 2021, 0.90 to 1.0 for the trailing four quarter period ended March 31, 2022, 0.95 to 1.0 for the trailing four quarter period ended June 30, 2022, and 1.5 to 1.0 for the trailing four quarter period ended September 30, 2022 and for the trailing four quarter periods ended thereafter; (b) maximum leverage ratio of no less than 4.75 to 1.0 for the trailing four quarter period ended June 30, 2021, 5.35 to 1.0 for the trailing four quarter period ended September 30, 2021, 4.65 to 1.0 for the trailing four quarter period ended December 31, 2021, 7.30 to 1.0 for the trailing four quarter period ended March 31, 2022, 6.30 to 1.0 for the trailing four quarter period ended June 30, 2022, and 4.0 to 1.0 for the trailing four quarter period ended September 30, 2022 and for the trailing four quarter periods thereafter; (c) minimum net income after taxes as of the end of each fiscal quarter being no less than $1.00 commencing June 30, 2022; and (d) a minimum adjusted EBITDA at the end of each quarter of no less than $1.0 million (waived for the quarter ended March 31, 2022). The additional principal payments, increase in interest and the Amendment Fee provided for in the Eight Amendment and Ninth Amendment are excluded for purposes of calculating compliance with each of the financial covenants.

The BankUnited Facility is secured by all of the Company’s assets and both the Revolving Loan and Term Loan bear interest at the Prime Rate + 0.75% as of June 30, 2021.

As of June 30, 2021 the Company had $21,000,000 million outstanding under the Revolving Loan.

The Term Loan, as amended by the Ninth Amendment, had an aggregate principal amount of $6,183,333, payable in monthly installments, as defined in the Credit Agreement, as of June 30, 2021.

PPP Loan

On April 10, 2020, we entered into the Paycheck Protection Program loan (“PPP Loan”), with BNB Bank (now part of Dime Community Bank (“Dime”)) as the lender, in an aggregate principal amount of $4,795,000, pursuant to the Paycheck Protection Program under the CARES Act. On November 2, 2020, the Company applied to the lender for full forgiveness of the PPP Loan as calculated in accordance with the terms of the CARES Act, as modified by the Paycheck Protection Flexibility Act. On July 13, 2021, the Company received notification through Dime that the PPP Loan and accrued interest thereon have been fully forgiven by the Small Business Association and that the forgiveness payment date was July 1, 2021. The forgiveness of the PPP Loan will be recognized during the Company’s third fiscal quarter ending September 30, 2021. The PPP Loan was evidenced by a promissory note (the “Note”) and, subject to the terms of the Note, the PPP Loan had a fixed interest rate interest of one percent (1%) per annum, with the first six months of interest deferred and had an initial term of two years. The SBA reserves the right to audit any PPP Loan, for eligibility and other criteria, regardless of size. These audits may occur after forgiveness has been granted. In accordance with the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), all borrowers are required to maintain their PPP loan documentation for six years after the PPP Loan was forgiven and to provide that documentation to the SBA upon request. All amounts are classified as current or long term in accordance with the Note terms.

Long Term Debt Maturities

The maturities of long-term debt (excluding unamortized debt issuance costs) are as follows:

Twelve months ending June 30,
2022	$8,165,438
2023	3,215,725
2024	87,838
2025	30,663
2026	10,821
Total	$11,510,485

Included in the long-term debt are financing leases and other notes payable of $532,152 and $678,428 at June 30, 2021 and December 31, 2020, respectively, including a current portion of $220,440 and $255,833, respectively.

The Company has cumulatively paid approximately $595,540 of total debt issuance costs in connection with the BankUnited Facility, of which approximately $58,251 is included in other assets at June 30, 2021.

9.            MAJOR CUSTOMERS

During the six months ended June 30, 2021, the Company’s two largest customers accounted for 35%, and 23% of revenue. During the six months ended June 30, 2020, the Company’s two largest customers accounted for 39% and 10% of revenue.

At June 30, 2021, 52%, 12%, and 15% of contract assets were from the Company’s three largest customers. At December 31, 2020, 39%, 20%, 12%, and 9% of contract assets were from the Company’s four largest customers.

At June 30, 2021, 33% of our accounts receivable was from the Company’s largest customer. At December 31, 2020, 29%, 24%, 15%, and 13% of accounts receivable were from the Company’s four largest customers.

10.            LEASES

The Company leases a building and equipment. Under Accounting Standards Codification Topic 842, at contract inception we determine whether the contract is or contains a lease and whether the lease should be classified as an operating or a financing lease. Operating leases are included in ROU (right-of-use) assets and operating lease liabilities in our consolidated balance sheets.

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

For the three and six months ended June 30, 2021, the Company’s operating lease expense was $466,869 and $933,738, respectively.

Future minimum lease payments under non-cancellable operating leases as of June 30, 2021 were as follows:

Twelve months ending June 30,
2022	$1,955,780
2023	1,624,477
2024	13,128
2025	1,784
Total undiscounted operating lease payments	3,595,169
Less imputed interest (between 4.0% - 6.0%)	(138,961)
Present value of operating lease payments	$3,456,208

The following table sets forth the ROU assets and operating lease liabilities as of June 30, 2021:

Assets
ROU assets-net	$3,223,540

Liabilities
Current operating lease liabilities	$1,848,291
Long-term operating lease liabilities	1,607,917
Total ROU liabilities	$3,456,208

The Company’s weighted average remaining lease term for its operating leases is 1.8 years.

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

The provision for income tax for the six months ended June 30, 2021 and 2020 was 4,328 and 2,100 respectively. The provision for income tax for the three months ended June 30, 2021 and 2020 was 2,078 and 1,522 respectively.

12.       COMMITMENTS AND CONTINGENCIES

Class Action Lawsuit

As previously disclosed, a consolidated class action lawsuit (captioned Rodriguez v. CPI Aerostructures, Inc., et al., No. 20-cv-01026) has been filed against the Company, Douglas McCrosson, the Company’s former Chief Executive Officer, Vincent Palazzolo, the Company’s former Chief Financial Officer, and the two underwriters of the Company’s October 16, 2018 offering of common stock, Canaccord Genuity LLC and B. Riley FBR. The Amended Complaint in the action asserts claims on behalf of two plaintiff classes: (i) purchasers of the Company’s common stock issued pursuant to and/or traceable to the Company’s offering conducted on or about October 16, 2018; and (ii) purchasers of the Company’s common stock between March 22, 2018 through February 14, 2020. The Amended Complaint alleges that the defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act by negligently permitting false and misleading statements to be included in the registration statement and prospectus supplements issued in connection with its October 16, 2018 securities offering. The Amended Complaint also alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated by the SEC, by making false and misleading statements in the Company’s periodic reports filed between March 22, 2018 through February 14, 2020. Plaintiff seeks unspecified compensatory damages, including interest; rescission or a rescissory measure of damages; unspecified equitable or injunctive relief; and costs and expenses, including attorney’s fees and expert fees.  On February 19, 2021, the Company moved to dismiss the Amended Complaint.  Plaintiff submitted a brief in opposition to the motion to dismiss on April 23, 2021.

On May 20, 2021, the parties reached a settlement in the amount of $3,600,000, subject to court approval. On July 9, 2021, Plaintiff filed an unopposed motion for preliminary approval of the settlement. On November 10, 2021, a magistrate judge recommended that the Court grant the motion for preliminary approval in its entirety. The motion remains pending. After satisfaction of our $750,000 retention, the Settlement Amount will be covered and paid by our directors’ and officers’ insurance carrier. As of June 30, 2021, we have previously paid or accrued to our financial statements covered expenses totaling $750,000, and have therefore met our directors’ and officers’ retention requirement, which caps the Company’s expenses pertaining to the class action suit.

As of June 30, 2021, in order to reflect the amounts owed from our directors’ and officers’ insurance carrier and to the Plaintiffs, we have recorded to our balance sheet a litigation settlement obligation of $3,371,162 and an insurance recovery receivable of $2,850,000; this obligation and receivable will be relieved from our balance sheet upon the payment of the Settlement Amount to the Plaintiff by our directors’ and officers’ insurance carrier.

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

On March 19, 2021, the parties to the Moulton and Berger actions filed a joint stipulation consolidating the actions (under the caption In re CPI Aerostructures Stockholder Derivative Litigation, No. 20-cv-02092) and staying the consolidated action pending further developments in the class action.

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

On July 13, 2021, the Company received notification through Dime that the PPP Loan and accrued interest thereon have been fully forgiven by the SBA and that the forgiveness payment date was July 1, 2021. The forgiveness of the PPP Loan will be recognized during the Company’s third fiscal quarter ending September 30, 2021. The SBA reserves the right to audit any PPP Loan, for eligibility and other criteria, regardless of size. These audits may occur after forgiveness has been granted. In accordance with the Coronavirus Aid, Relief and Economic Security (CARES) Act, all borrowers are required to maintain their PPP loan documentation for six years after the PPP Loan was forgiven and to provide that documentation to the SBA upon request.

Restatement due to Inventory Costing Errors and Insufficient Reserves

As previously reported, on June 4, 2021, the audit and finance committee (the “Audit and Finance Committee”) of the board of directors of the Company determined, based on the recommendation of management and in consultation with CohnReznick LLP (“CohnReznick”), then the Company’s independent registered public accounting firm, that the Company’s financial statements which were included in its Annual Report on Form 10-K for the year ended December 31, 2020 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020, and September 30, 2020 as filed with the SEC should no longer be relied upon due to errors in such financial statements relating to the recording and reporting of inventory costing and related internal controls (the “Inventory Costing Errors”) and that management’s reports on the effectiveness of internal control over financial reporting, press releases, and investor communications describing the Company’s financial statements for such periods should no longer be relied upon. The Company’s management identified the Inventory Costing Errors during its inventory testing procedures for the preparation of the Company’s financial statements for the quarterly period ended March 31, 2021. At the time of the June 2021 disclosure, the Company estimated and disclosed that the Inventory Costing Errors were expected to increase 2020 net loss reported on the Annual Report on Form 10-K for the year ended December 31, 2020 by $1.9 million to $2.3 million. The Company has determined that the Inventory Costing Errors increased 2020 net loss by $2,010,084.

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

The Company, upon conducting an analysis of the impact of the Insufficient Reserves on previously reported financial results, determined that net loss for the years ended December 31, 2020 and 2019 was $324,231 and $2,189,728, respectively, greater than the net loss reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Considering both the Inventory Costing Errors and the Insufficient Reserves, the Company determined that the net loss for the years ended December 31, 2020 and 2019 was $2,334,315 and $2,300,083, respectively, greater than the net loss reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and net loss for the quarters ended March 31, 2020, June 30, 2020 is $544,836 and $763,730, respectively, greater than the net loss reported in the respective Quarterly Reports on Form 10-Q for such periods and the net income for the quarter ended September 30, 2020 was $24,556 more than the net income reported in the Quarterly Report for such period.

The Inventory Costing Errors resulted from software processing and coding errors, inconsistent units of measure being used for quantities ordered and quantities received of certain purchased parts, incorrect accruals to accounting periods of the cost of certain goods received and the Company not having a procedure to address over- or under-absorbed overhead costs at the end of accounting periods. The Inventory Costing Errors affected the income reported with respect to the Company’s product lines for which revenue is recognized when a product ships to customers, which accounted for approximately 15% of total 2020 revenue (the “Non-POC Contracts”). The Inventory Costing Errors did not affect income reported with respect to the Company’s products for which revenue is recognized over time using percentage of completion accounting (the “POC Contracts”). The Loss Contract Reserve and the Additional Inventory Reserves also only affected the income reported with respect to the Company’s Non-POC Contracts, and did not affect the income reported with respect to the Company’s POC Contracts. The Inventory Costing Errors and the Insufficient Reserves did not affect either prior reported revenue or cash flow for fiscal 2020 and 2019.

Management has considered the effect of the Inventory Costing Errors and the Insufficient Reserves on the Company’s prior conclusions of the adequacy of its internal control over financial reporting and disclosure controls and procedures as of the end of each of the applicable periods. As a result of the Inventory Costing Errors and the Insufficient Reserves, management determined that a material weakness existed in the Company’s internal control over financial reporting as of the end of the quarterly periods ended March 31, 2020, June 30, 2020, September 30, 2020 and for the years ended December 31, 2020 and 2019. See Part II Item 9A – Controls and Procedures included in the Comprehensive Form 10-K/A for a description of these matters.

As a result of the restatement caused by the Inventory Costing Errors and Insufficient Reserves, the Company reported net loss for the years ended December 31, 2020 and December 31, 2019 which was $2,334,315 and $2,300,083, respectively, greater than the net loss reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Original Form 10-K”) and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, net loss for the quarters ended March 31, 2020 and June 30, 2020 which was $544,836 and $763,730, respectively, greater than the net loss reported in the respective Original Forms 10-Q, and net income for the quarter ended September 30, 2020 which was $24,556 greater than the net income reported in the Original Form 10-Q. The Inventory Costing Errors and the Insufficient Reserves did not affect reported revenue or cash flows for the years ended December 31, 2020 or December 31, 2019, or for the quarters ended March 31, June 30 and September 30, 2020.

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

On October 28, 2021, we entered into the Eighth Amendment. Under the Eighth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to December 31, 2022, (b) reducing the availability under the Revolving Loan from $24 million to $21 million while eliminating the requirement to maintain a minimum $3.0 million in a combination of Revolving Loan availability and unrestricted cash, (c) providing for the repayment of an additional $750,000 of the principal balance of the Term Loan in three installments of $250,000 on November 30, 2021, December 31, 2021 and March 31, 2022 in addition to $200,000 regular monthly principal payments through December 31, 2022, (d) amending the minimum debt service coverage ratio covenant for the fiscal quarters ending on and after June 30, 2021 to provide for a ratio of 1.5 to 1.0, and (e) amending the maximum leverage ratio covenant as follows: for the fiscal quarter ending on March 31, 2021 - 5.0 to 1.0; for the fiscal quarter ending June 30, 2021 - 4.75 to 1.0; for the fiscal quarter ending September 30, 2021 - 4.25 to 1.0 and for the fiscal quarter ended December 31, 2021 and thereafter - 4.0 to 1.0, determined at the end of each fiscal quarter for the trailing four-quarter period then ended (or, in the case of the fiscal quarter ended March 31, 2021, determined on an annualized basis for the three-quarter period then ended). Additionally, under the Eighth Amendment, BankUnited waived certain covenant non-compliance and waived temporarily, late delivery of certain financial information. In connection with the Eighth Amendment, a $250,000 amendment fee (the “Amendment Fee”) was earned by the lenders on December 31, 2021 which the Company elected to pay in kind and accrue and capitalize rather than pay in cash.

On April 12, 2022 the Company entered into a Consent, Waiver and Ninth Amendment (the “Ninth Amendment”) to the Credit Agreement. Under the Ninth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to September 30, 2023, (b) providing for the repayment of an additional $750,000 of the principal balance of the Term Loan in three installments of $250,000 on September 30, 2022, December 31, 2022 and March 31, 2023 in addition to $200,000 regular monthly principal payments through December 31, 2022 and (c) increasing the interest on the Revolving Loan, Term Loan, and the Amendment Fee as follows: through June 30, 2022, Prime Rate (as defined in the Credit Agreement) plus 2.5%; from July 1, 2022 through August 31, 2022, Prime Rate plus 5%; from September 1, 2022 through October 31, 2022, Prime Rate plus 6%; from November 1, 2022 through December 31, 2022, Prime Rate plus 7%; and from January 1, 2023 through September 30, 2023, Prime Rate plus 8%. Additionally, under the Ninth Amendment, the Credit Agreement financial covenants were amended as set forth in the following paragraph. BankUnited also waived or consented to certain covenant non-compliance, waived temporarily or consented to, late delivery of certain financial information and waived permanently late delivery of certain pro-forma budget information.

The Credit Agreement, as amended, requires us to maintain the following financial covenants: (a) minimum debt service coverage ratio of no less than 1.5 to 1.0 for the trailing four quarter period ended June 30, 2021 and December 31, 2021, 0.90 to 1.0 for the trailing four quarter period ended March 31, 2022, 0.95 to 1.0 for the trailing four quarter period ended June 30, 2022, and 1.5 to 1.0 for the trailing four quarter period ended September 30, 2022 and for the trailing four quarter periods ended thereafter; (b) maximum leverage ratio of no less than 4.75 to 1.0 for the trailing four quarter period ended June 30, 2021, 5.35 to 1.0 for the trailing four quarter period ended September 30, 2021, 4.65 to 1.0 for the trailing four quarter period ended December 31, 2021, 7.30 to 1.0 for the trailing four quarter period ended March 31, 2022, 6.30 to 1.0 for the trailing four quarter period ended June 30, 2022, and 4.0 to 1.0 for the trailing four quarter period ended September 30, 2022 and for the trailing four quarter periods thereafter; (c) minimum net income after taxes as of the end of each fiscal quarter being no less than $1.00 commencing June 30, 2022; and (d) a minimum adjusted EBITDA at the end of each quarter of no less than $1.0 million (waived for the quarter ended March 31, 2022). The additional principal payments, increase in interest and the Amendment Fee provided for in the Eight Amendment and Ninth Amendment are excluded for purposes of calculating compliance with each of the financial covenants.

NYSE American Delinquency Notices

On May 25, 2021, we received a notice from NYSE American LLC (the “Exchange”) stating that our failure to timely file our Quarterly Report on Form 10-Q for the three months ended March 31, 2021 caused us to be out of compliance with the Exchange’s continued listing standards under the timely filing criteria included in Section 1007 of the NYSE American Company Guide (the “Company Guide”). Also, our failure to timely file our (i) Quarterly Report on Form 10-Q for the three months ended June 30, 2021 constituted and (ii) Quarterly Report on Form 10-Q for the three months ended September 30, 2021 and Annual Report on Form 10-K for the year ended December 31, 2021 remains, an additional noncompliance with the Exchange’s continued listing standards under the timely filing criteria included in Section 1007 of the Company Guide.

In accordance with Section 1007 of the Company Guide, the Company was provided a six-month initial period to regain compliance with the timely filing criteria. On November 17, 2021, the Company submitted a request for additional time in which to file the delayed filings, which included a plan to regain compliance with Section 1007 of the Company Guide. On November 23, 2021, the Company was notified that the Exchange had accepted the Company’s plan to regain compliance with the continued listing standards and was granted a period through April 14, 2022 in which to file the delayed filings and any subsequently delayed filings. On March 25, 2022, the Company requested and on April 8, 2022 the Exchange granted an additional extension up to the maximum cure period of May 24, 2022. If the Company does not make progress consistent with the plan during the plan period or if the Company does not complete its delayed filings and any subsequently delayed filings with the SEC by the end of the maximum 12-month cure period on May 24, 2022, the Exchange staff will initiate delisting proceedings, as appropriate.

On September 17, 2021, we received notice from the Exchange indicating that the Company does not meet the continued listing standards set forth in Part 10 of the Company Guide. The Company is not in compliance with Section 1003(a)(i) of the Company Guide since it has stockholders’ equity of less than $2.0 million and losses from continuing operations and/or net losses in two of its three most recent fiscal years and Section 1003(a)(ii) of the Company Guide since it has stockholders’ equity of less than $4.0 million and losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Company has therefore become subject to the procedures and requirements of Section 1009 of the Company Guide and was required to, and timely did, submit a plan to the Exchange addressing how the Company intends to regain compliance with the continued listing standards by March 17, 2023 (the “Plan”). On November 19, 2021, we received notice from the Exchange that it accepted the Plan, subject to periodic review, including quarterly monitoring, for compliance with the Plan. If the Company is not in compliance with the continued listing standards by March 17, 2023 or if the Company does not make progress consistent with the Plan during the plan period, the Exchange staff may initiate delisting proceedings, as appropriate.

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

Cost reduction initiative

During the first quarter of 2022, the Company began a cost reduction initiative designed to improve operational efficiency and reduce costs during fiscal year 2022. Management is reallocating resources and reducing operating and general administrative expenses to more properly align the Company’s costs to anticipated near-term revenue given the timing differences between the conclusion of certain mature programs and the commencement of new programs in 2022. The Company executed a headcount reduction and furlough action in March 2022 and is implementing cost controls and cuts during the balance of fiscal year 2022. The Company anticipates recording severance costs related to the headcount reduction in its first fiscal quarter of 2022 and the cost reductions of these actions are anticipated to positively impact the financial results of the Company beginning in the second fiscal quarter of 2022.

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

The Company, upon conducting an analysis of the impact of the Insufficient Reserves on previously reported financial results, determined that net loss for the years ended December 31, 2020 and 2019 was $324,231 and $2,189,728, respectively, greater than the net loss reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Considering both the Inventory Costing Errors and the Insufficient Reserves, the Company determined that the net loss for the years ended December 31, 2020 and 2019 was $2,334,315 and $2,300,083, respectively, greater than the net loss reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and net loss for the quarters ended March 31, 2020 and June 30, 2020 is $544,836 and $763,730, respectively, greater than the net loss reported in the respective Quarterly Reports on Form 10-Q for such periods and the net income for the quarter ended September 30, 2020 was $24,556 more than the net income reported in the Quarterly Report for such period.

The Inventory Costing Errors resulted from software processing and coding errors, inconsistent units of measure being used for quantities ordered and quantities received of certain purchased parts, incorrect accruals to accounting periods of the cost of certain goods received and the Company not having a procedure to address over- or under-absorbed overhead costs at the end of accounting periods. The Inventory Costing Errors affected the income reported with respect to the Company’s Non-POC Contracts. The Inventory Costing Errors did not affect income reported with respect to the Company’s POC Contracts. The Loss Contract Reserve and the Additional Inventory Reserves also only affected the income reported with respect to the Company’s Non-POC Contracts, and did not affect the income reported with respect to the Company’s POC Contracts. The Inventory Costing Errors and the Insufficient Reserves did not affect either prior reported revenue or cash flow for fiscal 2020 and 2019.

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

As a result of the restatement included caused by the Inventory Costing Errors and Insufficient Reserves, the Company reported net loss for the years ended December 31, 2020 and December 31, 2019 which was $2,334,315 and $2,300,083, respectively, greater than the net loss reported in the Original Form 10-K and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, net loss for the quarters ended March 31, 2020 and June 30, 2020 which was $544,836 and $763,730, respectively, greater than the net loss reported in the respective Original Forms 10-Q, and net income for the quarter ended September 30, 2020 which is $24,556 greater than the net income reported in the Original Form 10-Q. The Inventory Costing Errors and the Insufficient Reserves did not affect reported revenue or cash flows for the years ended December 31, 2020 or December 31, 2019, or for the quarters ended March 31, June 30 and September 30, 2020.

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

The following tables present the impact of the restatement on the Company’s previously reported financial statements as of December 31, 2020 and June 30, 2020:

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

Liabilities and Shareholders' Deficit
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

Shareholders' Deficit:
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

The effect of the Restatement described above on the accompanying consolidated statement of operations for the three and six months ended June 30, 2020 is as follows:

	Consolidated Statement of Operation For the three months ended June 30, 2020 (Unaudited)

	As Previously Reported	Inventory Costing Errors	Loss Contract Reserve	Inventory Reserve	As Restated
Revenue	$19,740,767	$—	$—	$—	$19,740,767
Cost of sales	17,160,698	$510,244	190,035	63,451	17,924,428
Gross profit	2,580,069	(510,244)	(190,035)	(63,451)	1,816,339
Selling, general and administrative expenses	2,815,252				2,815,252
Loss from operations	(235,183)	(510,244)	(190,035)	(63,451)	(998,913)

Other expense:
Interest expense	(360,126)	—	—	—	(360,126)
Profit before provision for income taxes	(595,309)	(510,244)	(190,035)	(63,451)	(1,359,039)

Provision for income taxes	1,522	—	—	—	1,522
Net profit	$(596,831)	$(510,244)	$(190,035)	$(63,451)	$(1,360,561)
Loss per common share - basic	$(0.05)	$(0.04)	$(0.02)	$(0.00)	$(0.11)
Loss per common share - diluted	$(0.05)	$(0.04)	$(0.02)	$(0.00)	(0.11)
Basic	11,855,404	—	—	—	11,855,404
Diluted	11,855,404	—	—	—	11,855,404

	Consolidated Statement of Operation For the six months ended June 30, 2020 (Unaudited)

	As Previously Reported	Inventory Costing Errors	Loss Contract Reserve	Inventory Reserve	As Restated
Revenue	$36,599,154	$—	$—	$—	$36,599,154
Cost of sales	33,321,265	826,243	199,406	282,917	34,629,831
Gross profit	3,277,889	(826,243)	(199,406)	(282,917)	1,969,323
Selling, general and administrative expenses	5,908,342				5,908,342
Loss from operations	(2,630,453)	(826,243)	(199,406)	(282,917)	(3,939,019)

Other expense:
Interest expense	(776,797)				(776,797)
Loss before provision for income taxes	(3,407,250)	(826,243)	(199,406)	(282,917)	(4,715,816)

Provision for income taxes	2,100	—	—	—	2,100
Net loss	$(3,409,350)	$(826,243)	$(199,406)	$(282,917)	$(4,717,916)
Loss per common share - basic	$(0.29)	$(0.07)	$(0.02)	$(0.02)	$(0.40)
Loss per common share - diluted	$(0.29)	$(0.07)	$(0.02)	$(0.02)	(0.40)
Basic	11,846,260	—	—	—	11,846,260
Diluted	11,846,260	—	—	—	11,846,260

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

Impact on Consolidated Statement of Cash Flows

 The effect of the Restatement described above on the accompanying consolidated statement of cash flows for the six months ended June 30, 2020 is as follows:

	Consolidated Statements of Cash Flows for the six months ended June 30, 2020 (Unaudited)
	As Previously Reported	Inventory Costing Errors	Loss Contract Reserve	Inventory Reserve	As Restated
Cash flows from operating activities:
Net Loss	$(3,409,350)	$(826,243)	$(199,406)	$(282,917)	$(4,717,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	512,567	—	—	—	512,567
Amortization of debt issuance cost	56,055				56,055
Cash expended in excess of rent expense	(77,288)				(77,288)
Stock-based compensation expense	536,388	—	—	—	536,388
Bad debt expense	(73,352)				(73,352)
Changes in operating assets and liabilities:
Decrease in accounts receivable	144,537	—	—	—	144,537
Increase in contract assets	(285,875)				(285,875)
Increase in inventory	(1,767,122)	684,605	—	282,917	(799,600)
Increase in prepaid expenses and other current assets	(142,816)	—	—	—	(142,816)
Decrease in refundable income taxes	437,931	—	—	—	437,931
Increase in accounts payable and accrued expenses	2,332,263	141,638	—	—	2,473,901
Decrease in contract liabilities	1,433,720	—	—	—	1,433,720
Decrease in loss reserve	(549,840)	—	199,406	—	(350,434)
Net cash used in operating activities	(852,182)	—	—	—	(852,182)
Cash flows from investing activities:
Purchase of property and equipment	(8,000)				(8,000)
Net cash used in investing activities	(8,000)	—	—	—	(8,000)
Cash flows from financing activities:
Proceeds from PPP loan	4,795,000				4,795,000
Payments on long-term debt	(1,237,726)				(1,237,726)
Net cash provided by financing activities	3,557,274	—	—	—	3,557,274
Net increase in cash and restricted cash	2,697,092				2,697,092
Cash and restricted cash at beginning of year	5,432,793				5,432,793
Cash and restricted cash at end of year	$8,129,885	$—	$—	$—	$8,129,885
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$845,962	$—	$—	$—	$845,962
Cash (received) from income taxes	$(449,749)	$—	$—	$—	$(449,749)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in this report.

Forward Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission (the “SEC”), the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in Part I, Item 1A – Risk Factors of our comprehensive Annual Report on Form 10-K/A for the year ended December 31, 2020 (the “Comprehensive Form 10-K/A”) and Part II, Item 1-A – Risk Factors of this report. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Recent Developments

NYSE American Delinquency Notices

On May 25, 2021, we received a notice from NYSE American LLC (the “Exchange”) stating that our failure to timely file our Quarterly Report on Form 10-Q for the three months ended March 31, 2021 caused us to be out of compliance with the Exchange’s continued listing standards under the timely filing criteria included in Section 1007 of the NYSE American Company Guide (the “Company Guide”). Also, our failure to timely file our (i) Quarterly Report on Form 10-Q for the three months ended June 30, 2021 constituted and (ii) Quarterly Report on Form 10-Q for the three months ended September 30, 2021 and Annual Report on Form 10-K for the year ended December 31, 2021 remains, an additional noncompliance with the Exchange’s continued listing standards under the timely filing criteria included in Section 1007 of the Company Guide.

In accordance with Section 1007 of the Company Guide, the Company was provided a six-month initial period to regain compliance with the timely filing criteria. On November 17, 2021, the Company submitted a request for additional time in which to file the delayed filings, which included a plan to regain compliance with Section 1007 of the Company Guide. On November 23, 2021, the Company was notified that the Exchange had accepted the Company’s plan to regain compliance with the continued listing standards and was granted a period through April 14, 2022 in which to file the delayed filings and any subsequently delayed filings. On March 25, 2022, the Company requested and on April 8, 2022 the Exchange granted an additional extension up to the maximum cure period of May 24, 2022. If the Company does not make progress consistent with the plan during the plan period or if the Company does not complete its delayed filings and any subsequently delayed filings with the SEC by the end of the maximum 12-month cure period on May 24, 2022, the Exchange staff will initiate delisting proceedings, as appropriate.

On September 17, 2021, we received notice from the Exchange indicating that the Company does not meet the continued listing standards set forth in Part 10 of the Company Guide. The Company is not in compliance with Section 1003(a)(i) of the Company Guide since it has stockholders’ equity of less than $2.0 million and losses from continuing operations and/or net losses in two of its three most recent fiscal years and Section 1003(a)(ii) of the Company Guide since it has stockholders’ equity of less than $4.0 million and losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Company has therefore become subject to the procedures and requirements of Section 1009 of the Company Guide and was required to, and timely did, submit a plan to the Exchange addressing how the Company intends to regain compliance with the continued listing standards by March 17, 2023 (the “Plan”). On November 19, 2021, we received notice from the Exchange that it accepted the Plan, subject to periodic review, including quarterly monitoring, for compliance with the Plan. If the Company is not in compliance with the continued listing standards by March 17, 2023 or if the Company does not make progress consistent with the Plan during the plan period, the Exchange staff may initiate delisting proceedings, as appropriate.

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

The Company, upon conducting an analysis of the impact of the Insufficient Reserves on previously reported financial results, determined that net loss for the years ended December 31, 2020 and 2019 was $324,231 and $2,189,728, respectively, greater than the net loss reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Considering both the Inventory Costing Errors and the Insufficient Reserves, the Company determined that the net loss for the years ended December 31, 2020 and 2019 was $2,334,315 and $2,300,083, respectively, greater than the net loss reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and net loss for the quarters ended March 31, 2020, June 30, 2020 was $544,836 and $763,730, respectively, greater than the net loss reported in the respective Quarterly Reports on Form 10-Q for such periods and the net income for the quarter ended September 30, 2020 was $24,556 more than the net income reported in the Quarterly Report for such period.

The Inventory Costing Errors resulted from software processing and coding errors, inconsistent units of measure being used for quantities ordered and quantities received of certain purchased parts, incorrect accruals to accounting periods of the cost of certain goods received and the Company not having a procedure to address over- or under-absorbed overhead costs at the end of accounting periods. The Inventory Costing Errors affected the income reported with respect to the Company’s Non-POC Contracts. The Inventory Costing Errors did not affect income reported with respect to the Company’s POC Contracts. The Loss Contract Reserve and the Additional Inventory Reserves also only affected the income reported with respect to the Company’s Non-POC Contracts, and did not affect the income reported with respect to the Company’s POC Contracts. The Inventory Costing Errors and the Insufficient Reserves did not affect either prior reported revenue or cash flow for fiscal 2020 and 2019.

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

As a result of the restatement caused by the Inventory Costing Errors and Insufficient Reserves, the Company reported net loss for the years ended December 31, 2020 and December 31, 2019 which was $2,334,315 and $2,300,083, respectively, greater than the net loss reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Original Form 10-K”) and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, net loss for the quarters ended March 31, 2020 and June 30, 2020 which was $544,836 and $763,730, respectively, greater than the net loss reported in the respective Original Forms 10-Q, and net income for the quarter ended September 30, 2020 which was $24,556 greater than the net income reported in the Original Form 10-Q. The Inventory Costing Errors and the Insufficient Reserves did not affect reported revenue or cash flows for the years ended December 31, 2020 or December 31, 2019, or for the quarters ended March 31, June 30 and September 30, 2020.

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

On October 28, 2021, we entered into an Eighth Amendment and Waiver (“Eighth Amendment”) to the Credit Agreement. Under the Eighth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to December 31, 2022, (b) reducing the availability under the Revolving Loan from $24 million to $21 million while eliminating the requirement to maintain a minimum $3.0 million in a combination of Revolving Loan availability and unrestricted cash, (c) providing for the repayment of an additional $750,000 of the principal balance of the Term Loan in three installments of $250,000 on November 30, 2021, December 31, 2021 and March 31, 2022 in addition to $200,000 regular monthly principal payments through December 31, 2022, (d) amending the minimum debt service coverage ratio covenant for the fiscal quarters ending on and after June 30, 2021 to provide for a ratio of 1.5 to 1.0, and (e) amending the maximum leverage ratio covenant as follows: for the fiscal quarter ending on March 31, 2021 - 5.0 to 1.0; for the fiscal quarter ending June 30, 2021 - 4.75 to 1.0; for the fiscal quarter ending September 30, 2021 - 4.25 to 1.0 and for the fiscal quarter ended December 31, 2021 and thereafter - 4.0 to 1.0, determined at the end of each fiscal quarter for the trailing four-quarter period then ended (or, in the case of the fiscal quarter ended March 31, 2021, determined on an annualized basis for the three-quarter period then ended). Additionally, under the Eighth Amendment, BankUnited waived certain covenant non-compliance and waived temporarily, late delivery of certain financial information. In connection with the Eighth Amendment, a $250,000 amendment fee (the “Amendment Fee”) was earned by the lenders on December 31, 2021 which the Company elected to pay in kind and accrue and capitalize rather than pay in cash.

On April 12, 2022 the Company entered into a Consent, Waiver and Ninth Amendment (the “Ninth Amendment”) to the Credit Agreement. Under the Ninth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to September 30, 2023, (b) providing for the repayment of an additional $750,000 of the principal balance of the Term Loan in three installments of $250,000 on September 30, 2022, December 31, 2022 and March 31, 2023 in addition to $200,000 regular monthly principal payments through December 31, 2022 and (c) increasing the interest on the Revolving Loan, Term Loan, and the Amendment Fee as follows: through June 30, 2022, Prime Rate (as defined in the Credit Agreement) plus 2.5%; from July 1, 2022 through August 31, 2022, Prime Rate plus 5%; from September 1, 2022 through October 31, 2022, Prime Rate plus 6%; from November 1, 2022 through December 31, 2022, Prime Rate plus 7%; and from January 1, 2023 through September 30, 2023, Prime Rate plus 8%. Additionally, under the Ninth Amendment, the Credit Agreement financial covenants were amended as set forth in the following paragraph. BankUnited also waived or consented to certain covenant non-compliance, waived temporarily or consented to, late delivery of certain financial information and waived permanently late delivery of certain pro-forma budget information.

The Credit Agreement, as amended, requires us to maintain the following financial covenants: (a) minimum debt service coverage ratio of no less than 1.5 to 1.0 for the trailing four quarter period ended June 30, 2021 and December 31, 2021, 0.90 to 1.0 for the trailing four quarter period ended March 31, 2022, 0.95 to 1.0 for the trailing four quarter period ended June 30, 2022, and 1.5 to 1.0 for the trailing four quarter period ended September 30, 2022 and for the trailing four quarter periods ended thereafter; (b) maximum leverage ratio of no less than 4.75 to 1.0 for the trailing four quarter period ended June 30, 2021, 5.35 to 1.0 for the trailing four quarter period ended September 30, 2021, 4.65 to 1.0 for the trailing four quarter period ended December 31, 2021, 7.30 to 1.0 for the trailing four quarter period ended March 31, 2022, 6.30 to 1.0 for the trailing four quarter period ended June 30, 2022, and 4.0 to 1.0 for the trailing four quarter period ended September 30, 2022 and for the trailing four quarter periods thereafter; (c) minimum net income after taxes as of the end of each fiscal quarter being no less than $1.00 commencing June 30, 2022; and (d) a minimum adjusted EBITDA at the end of each quarter of no less than $1.0 million (waived for the quarter ended March 31, 2022). The additional principal payments, increase in interest and the Amendment Fee provided for in the Eight Amendment and Ninth Amendment are excluded for purposes of calculating compliance with each of the financial covenants.

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

On July 13, 2021, the Company received notification through Dime that the PPP Loan and accrued interest thereon have been fully forgiven by the SBA and that the forgiveness payment date was July 1, 2021. The forgiveness of the PPP Loan will be recognized during the Company’s third fiscal quarter ending September 30, 2021. The SBA reserves the right to audit any PPP Loan, for eligibility and other criteria, regardless of size. These audits may occur after forgiveness has been granted. In accordance with the Coronavirus Aid, Relief and Economic Security (CARES) Act, all borrowers are required to maintain their PPP loan documentation for six years after the PPP Loan was forgiven and to provide that documentation to the SBA upon request.

Settlement of Class Action

As previously disclosed, a consolidated class action lawsuit has been filed against the Company, Douglas McCrosson, the Company’s former Chief Executive Officer, Vincent Palazzolo, the Company’s former Chief Financial Officer, and the two underwriters of the Company’s October 16, 2018 offering of common stock, Canaccord Genuity LLC and B. Riley FBR. The Amended Complaint in the action asserts claims on behalf of two plaintiff classes: (i) purchasers of the Company’s common stock issued pursuant to and/or traceable to the Company’s offering conducted on or about October 16, 2018; and (ii) purchasers of the Company’s common stock between March 22, 2018 through February 14, 2020. The Amended Complaint alleges that the defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act by negligently permitting false and misleading statements to be included in the registration statement and prospectus supplements issued in connection with its October 16, 2018 securities offering. The Amended Complaint also alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated by the SEC, by making false and misleading statements in the Company’s periodic reports filed between March 22, 2018 through February 14, 2020. Plaintiff seeks unspecified compensatory damages, including interest; rescission or a rescissory measure of damages; unspecified equitable or injunctive relief; and costs and expenses, including attorney’s fees and expert fees.  On February 19, 2021, the Company moved to dismiss the Amended Complaint.  Plaintiff submitted a brief in opposition to the motion to dismiss on April 23, 2021.

On May 20, 2021, the parties reached a settlement in the amount of $3,600,000, subject to court approval. On July 9, 2021, Plaintiff filed an unopposed motion for preliminary approval of the settlement. After satisfaction of our $750,000 retention, the Settlement Amount will be covered and paid by our directors’ and officers’ insurance carrier. As of March 31, 2021, we have previously paid or accrued to our financial statements covered expenses totaling $750,000, and have therefore met our directors’ and officers’ retention requirement, which caps the Company’s expenses pertaining to the class action suit.

As of June 30, 2021, in order to reflect the amounts owed from our directors’ and officers’ insurance carrier and to the Plaintiffs, we have recorded to our balance sheet a litigation settlement obligation of $3,371,162 and an insurance recovery receivable of $2,850,000; this obligation and receivable will be relieved from our balance sheet upon the payment of the Settlement Amount to the Plaintiff by our directors’ and officers’ insurance carrier.

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

Backlog (Total)	June 30, 2021	December 31, 2020
Funded	$157,139,000	$169,567,000
Unfunded	271,544,000	306,618,000
Total	$428,683,000	$476,185,000

Approximately 96% of the total amount of our backlog at June 30, 2021 was attributable to government contracts. Our backlog attributable to government contracts at June 30, 2021 and December 31, 2020 was as follows:

Backlog (Government)	June 30, 2021	December 31, 2020
Funded	$154,635,000	$166,156,000
Unfunded	257,458,000	290,632,000
Total	$412,093,000	$456,788,000

Our backlog attributable to commercial contracts at June 30, 2021 and December 31, 2020 was as follows:

Backlog (Commercial)	June 30, 2021	December 31, 2020
Funded	$2,504,000	$3,411,000
Unfunded	14,086,000	15,986,000
Total	$16,590,000	$19,397,000

The total backlog at June 30, 2021 is primarily comprised of long-term programs with Raytheon (Next Generation Jammer – Mid Band Pod), USAF (T-38), Boeing (A-10), Northrop Grumman (E-2D), and Sikorsky IR Module Assembly (HIRSS). Funded backlog is primarily from purchase orders under long-term contracts with USAF (T-38), Northrop Grumman (E-2D), Boeing (A-10), Sikorsky IR Module Assembly (HIRSS), Lockheed Martin F-16 Rudder Island, and Raytheon (Next Generation Jammer – Mid Band Pod).

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Comprehensive Form 10-K/A, for a discussion of our critical accounting policies. There have been no significant changes to the application of our critical accounting policies during the quarter ended June 30, 2021.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

Revenue for the three months ended June 30, 2021 was $22,301,190 compared to $19,740,767 (restated) for the same period last year, an increase of $2,560,423 or 13.0%. The increase was primarily related to the Raytheon Next Generation Jammer – Mid Band (“NGJ-MB”) pod program, the Raytheon Missile Wing program and the Sikorsky BLACK HAWK Stabilator Repair and Overhaul program. These revenue increases were partially offset by a decrease in revenue relating to the T-38 Pacer Classic program as this program transitions to the next phase of production.

Revenue for the six months ended June 30, 2021 was $53,119,936 compared to $36,599,154 (restated) for the same period last year, an increase of $16,520,782 or 45.1%. The year to date increase was driven by the Raytheon NGJ-MB pod program, the Northrop Grumman E-2D Advanced Hawkeye Wing Panel Kitting program for Japan, the Northrop Grumman E-2D Wing Panel Kitting Program for the U.S. Navy, and the Lockheed Martin F-35 canopy driveshaft program.

Revenue from government subcontracts was $19,912,052 for the three months ended June 30, 2021 compared to $14,235,552 (restated) for the three months ended June 30, 2020, an increase of $5,676,500 or 39.9%. The increase in government subcontract revenue is primarily due to the programs referred to above for the increase in total revenue for the same period.

Revenue from government subcontracts was $48,294,446 for the six months ended June 30, 2021 compared to $26,941,560 (restated) for the six months ended June 30, 2020, an increase of $21,352,886 or 79.3%. The increase in government subcontract revenue was primarily related to the programs referred to above for the increase in total revenue for the same period.

Revenue from direct military contracts was $1,359,793 for the three months ended June 30, 2021 compared to $3,615,343 (restated) for the three months ended June 30, 2020, a decrease of $2,255,550 or 62.4%. The decrease in revenue is primarily driven by a decrease in revenue from the T-38 Pacer Classic program and the F-16 wing component program.

Revenue from direct military contracts was $1,898,538 for the six months ended June 30, 2021 compared to $4,169,291 (restated) for the six months ended June 30, 2020, a decrease of $2,270,753 or 54.5%. The decrease in revenue is primarily due to the same factors for the decline in the three month period ended June 30, 2021.

Revenue from commercial subcontracts was $1,029,345 for the three months ended June 30, 2021 compared to $1,889,872 (restated) for the three months ended June 30, 2020, a decrease of $860,527 or 45.5%. The decrease is primarily the result of lower revenue from the Gulfstream G650 wing fixed leading edge (FLE) program and the Sikorsky S-92 kitting program.

Revenue from commercial subcontracts was $2,926,952 for the six months ended June 30, 2021 compared to $5,488,303 (restated) for the six months ended June 30, 2020, a decrease of $2,561,351 or 46.7%. The decrease was driven by lower revenues on the Gulfstream G650 FLE program and the HondaJet engine inlet program that we exited at the end of 2020.

Cost of Sales

Cost of sales for the three months ended June 30, 2021 and 2020 was $18,704,588 and $17,924,428 (restated), respectively, an increase of $780,160 or 4.4%. This increase is the result of the comparable increase in revenue and the specific program related factors noted below.

Cost of sales for the six months ended June 30, 2021 and 2020 was $44,603,246 and $34,629,831 (restated), respectively, an increase of $9,973,415 or 28.8%. This increase is the result of the comparable increase in revenue and the specific program related factors noted below.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The components of the cost of sales were as follows:

	Three months ended			Six months ended
	June 30, 2021	June 30, 2020 (restated)		June 30, 2021	June 30, 2020 (restated)
Procurement	$13,923,919	$		$33,335,973	$21,878,811
Labor	1,950,432		1,731,273	3,889,866	3,351,476
Factory overhead	4,800,817		4,880,981	10,073,672	10,316,180
Other	(1,970,580)		(310,231)	(2,696,265)	(916,636)
Cost of sales	$18,704,588		$17,924,428	$44,603,246	$34,629,831

Procurement for the three months ended June 30, 2021 was $13,923,919 compared to $11,662,405 (restated) for the three months ended June 30, 2020, an increase of $2,261,514 or 19.4%. This increase is primarily the result of an increase in procurement for components used in our Raytheon NGJ-MB pod program, the T-38 Pacer Classic program and the Northrop Grumman E-2D wing panel kit program.

Procurement for the six months ended June 30, 2021 was $33,335,973 compared to $21,878,811 (restated) for the six months ended June 30, 2020, an increase of $11,457,162 or 52.4%. This increase is primarily the result of an increase in procurement related to the Northrop Grumman E-2D wing panel kit program and the Raytheon NGJ-MB pod program.

Labor costs for the three months ended June 30, 2021 were $1,950,432 compared to $1,731,273 (restated) for the three months ended June 30, 2020, an increase of $219,159 or 12.7%. The increase is primarily the result of higher direct labor requirements to support a higher build rate on the Raytheon NGJ-MB pod program.

Labor costs for the six months ended June 30, 2021 were $3,889,866 compared to $3,351,476 (restated) for the six months ended June 30, 2020, an increase of $538,390 or 16.1%. The increase is primarily the result of higher direct labor requirements to support a higher build rate on the Raytheon NGJ-MB pod program.

Factory overhead for the three months ended June 30, 2021 was $4,800,817 compared to $4,880,981 (restated) for the three months ended June 30, 2020, a decrease of $80,164 or 1.6%. This decrease is primarily due to a decrease in indirect labor costs as we tightened controls on spending and we improved manufacturing efficiency.

Factory overhead for the six months ended June 30, 2021 was $10,073,672 compared to $10,316,180 (restated) for the six months ended June 30, 2020, a decrease of $242,508 or 2.4%. This decrease is primarily due to a decrease in indirect labor costs as we tightened controls on spending and we improved manufacturing efficiency.

Other cost of sales relates to items that can increase or decrease cost of sales such as changes in inventory levels, changes in inventory valuation, changes to inventory reserves, changes in loss contract provisions, absorption variances and direct charges to cost of sales. Other costs (credit), net for the three months ended June 30, 2021 were $(1,970,580) compared to $(310,231) (restated) for the three months ended June 30, 2020, an increase of the credit of $1,660,349. The change in the three months ended June 30, 2021 is primarily due to changes in inventory levels, reductions to in the inventory reserves and reductions in the loss reserve.

Other costs (credit), net for the six months ended June 30, 2021 were $(2,696,265) compared to $(916,636) (restated) for the six months ended June 30, 2020, an increase of the credit of $1,779.629. The change in the three months ended June 30, 2021 is primarily due to changes in inventory levels, reductions to in the inventory reserves and reductions in the loss reserve.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit

Gross profit for the three months ended June 30, 2021 was $3,596,602 compared to $1,816,339 (restated) for the three months ended June 30, 2020, an increase of $1,780,263 or 98%, primarily the result of 13.0% higher revenue and a more favorable program mix.

Gross profit for the six months ended June 30, 2021 was $8,516,690 compared to $1,969,323 (restated) for the six months ended June 30, 2020, an increase of $6,547,367 or 332.5%, primarily driven by 45.1% higher revenue, a more favorable program mix, reductions to the loss reserves as unprofitable products are shipped or losses have been reduced by higher selling prices, and reductions to the inventory reserves.

Favorable/Unfavorable Adjustments to Gross Profit (Loss)

During the six months ended June 30, 2021 and 2020, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in changes in total gross profit as follows:

	Six months ended
	June 30, 2021	June 30, 2020 (restated)
Favorable adjustments	$2,659,715	$1,268,033
Unfavorable adjustments	(3,005,324)	(2,017,618)
Net adjustments	$(345,609)	$(749,585)

For the six months ended June 30, 2021, we evaluated all contractual data and revised estimated gross profit percentages accordingly. We had 27 contracts with favorable adjustments and 18 contracts with unfavorable adjustments, all due to changes in estimates.

For the six months ended June 30, 2020, we evaluated all contractual data and revised estimated gross profit percentages accordingly. We had 16 contracts with favorable adjustments and 20 contracts with unfavorable adjustments, all due to changes in estimates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2021 were $2,677,688 compared to $2,815,252 (restated) for the three months ended June 30, 2020, an decrease of $137,564 or 4.9%. This decrease was primarily driven by a decrease in professional fees offset by increases in payroll related expenses and business insurance.

Selling, general and administrative expenses for the six months ended June 30, 2021 were $6,068,494 compared to $5,908,342 (restated) for the six months ended June 30, 2020, an increase of $160,152 or 2.7%. This increase was driven increases in payroll related expenses, office expenses and business insurance offset by decreases to professional fees.

Income (loss) Before Provision for Income Taxes

Income (loss) before provision for income taxes for the three months ended June 30, 2021 was $625,229 compared to $(1,359,039) (restated) for the same period last year, an increase in income of $1,984,268 or 146.0%. The increase in income was driven by a combination of increased gross profit and lower SG&A expenses as disclosed above.

Income (loss) before provision for income taxes for the six months ended June 30, 2021 was $1,860,022 compared to $(4,715,810) (restated) for the same period last year, an increase in income of $6,569,765 or 289.2%. The increase in income is primarily a result of the increases to gross profit as disclosed above.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Income Taxes

Provision for income taxes was $2,078 for the three months ended June 30, 2021, compared to a provision for income taxes of $1,522 (restated) for the three months ended June 30, 2020.

Provision for income taxes was $4,328 for the six months ended June 30, 2021, compared to a provision for income taxes of $2,100 (restated) for the six months ended June 30, 2020.

Net Income (Loss)

Net income (loss) for the three months ended June 30, 2021 was $619,606 or $0.05 per basic share, compared to a loss of $(1,360,561) (restated) or $(0.11) per basic share, for the same period last year. Diluted loss per share was $(0.05) for the three months ended June 30, 2021 calculated utilizing 12,255,950 weighted average shares outstanding. Diluted loss per share was $(0.11) (restated) for the three months ended June 30, 2020 calculated utilizing 11,855,404 weighted average shares outstanding. The increase in net income was primarily driven by an increase in gross profit, a decrease in SG&A and a decrease in interest expense as described above.

Net income (loss) for the six months ended June 30, 2021 was $1,851,849 or $0.15 per basic share, compared to a loss of $(4,717,916) (restated) or $(0.40) per basic share, for the same period last year. Diluted loss per share was $(0.15) for the six months ended June 30, 2021 calculated utilizing 12,154,052 weighted average shares outstanding. Diluted loss per share was $(0.40) (restated) for the six months ended June 30, 2020 calculated utilizing 11,846,260 weighted average shares outstanding. The increase in net income was primarily driven by the increase in gross profit as described above.

Liquidity and Capital Resources

General

At June 30, 2021, we had working capital of $7,966,086 compared to working capital of $7,674,974 at December 31, 2020, an increase of $1,037,914 or 13.52%, driven mainly by higher contract assets and accounts receivable partly offset by lower inventory and higher accrued expenses.

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

At June 30, 2021, we had a cash balance of $2,599,993 compared to $6,033,537 at December 31, 2020.

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

On October 28, 2021, the Company entered into the Eighth Amendment. Under the Eighth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to December 31, 2022, (b) reducing the aggregate revolving line of credit from $24 million to $21 million while eliminating the requirement to maintain a minimum $3.0 million in a combination of line of credit availability and unrestricted cash, (c) providing for the repayment of an additional $750,000 of the principal balance of the term loan in three installments of $250,000 on November 30, 2021, December 31, 2021 and March 31, 2022 in addition to $200,000 regular monthly principal payments through December 31, 2022, (d) amending the minimum debt service coverage ratio covenant for the fiscal quarters ending on and after June 30, 2021 to provide for a ratio of 1.5 to 1.0, and (e) amending the maximum leverage ratio covenant as follows: for the fiscal quarter ending on March 31, 2021 - 5.0 to 1.0; for the fiscal quarter ending June 30, 2021 - 4.75 to 1.0; for the fiscal quarter ending September 30, 2021 - 4.25 to 1.0 and for the fiscal quarter ended December 31, 2021 and thereafter - 4.0 to 1.0, determined at the end of each fiscal quarter for the trailing four-quarter period then ended (or, in the case of the fiscal quarter ended March 31, 2021, determined on an annualized basis for the three-quarter period then ended). Additionally, under the Eighth Amendment, BankUnited waived certain covenant non-compliance and waived temporarily, late delivery of certain financial information. See Part II, Item 8, Note 18, “Subsequent Events” in the notes to the consolidated financial statements in our Comprehensive Form 10-K/A for the year ended December 31, 2020 for a discussion of the Eighth Amendment. In connection with the Eighth Amendment, a $250,000 amendment fee (the “Amendment Fee”) was earned by the lenders on December 31, 2021 which the Company elected to pay in kind and accrue and capitalize rather than pay in cash.

On April 12, 2022 the Company entered into a Consent, Waiver and Ninth Amendment (the “Ninth Amendment”) to the Credit Agreement. Under the Ninth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to September 30, 2023, (b) providing for the repayment of an additional $750,000 of the principal balance of the Term Loan in three installments of $250,000 on September 30, 2022, December 31, 2022 and March 31, 2023 in addition to $200,000 regular monthly principal payments through December 31, 2022 and (c) increasing the interest on the Revolving Loan, Term Loan, and the Amendment Fee as follows: through June 30, 2022, Prime Rate (as defined in the Credit Agreement) plus 2.5%; from July 1, 2022 through August 31, 2022, Prime Rate plus 5%; from September 1, 2022 through October 31, 2022, Prime Rate plus 6%; from November 1, 2022 through December 31, 2022, Prime Rate plus 7%; and from January 1, 2023 through September 30, 2023, Prime Rate plus 8%. Additionally, under the Ninth Amendment, the Credit Agreement financial covenants were amended as set forth in the following paragraph. BankUnited also waived or consented to certain covenant non-compliance, waived temporarily or consented to, late delivery of certain financial information and waived permanently late delivery of certain pro-forma budget information.

The Credit Agreement, as amended, requires us to maintain the following financial covenants: (a) minimum debt service coverage ratio of no less than 1.5 to 1.0 for the trailing four quarter period ended June 30, 2021 and December 31, 2021, 0.90 to 1.0 for the trailing four quarter period ended March 31, 2022, 0.95 to 1.0 for the trailing four quarter period ended June 30, 2022, and 1.5 to 1.0 for the trailing four quarter period ended September 30, 2022 and for the trailing four quarter periods ended thereafter; (b) maximum leverage ratio of no less than 4.75 to 1.0 for the trailing four quarter period ended June 30, 2021, 5.35 to 1.0 for the trailing four quarter period ended September 30, 2021, 4.65 to 1.0 for the trailing four quarter period ended December 31, 2021, 7.30 to 1.0 for the trailing four quarter period ended March 31, 2022, 6.30 to 1.0 for the trailing four quarter period ended June 30, 2022, and 4.0 to 1.0 for the trailing four quarter period ended September 30, 2022 and for the trailing four quarter periods thereafter; (c) minimum net income after taxes as of the end of each fiscal quarter being no less than $1.00 commencing June 30, 2022; and (d) a minimum adjusted EBITDA at the end of each quarter of no less than $1.0 million (waived for the quarter ended March 31, 2022). The additional principal payments, increase in interest and the Amendment Fee provided for in the Eight Amendment and Ninth Amendment are excluded for purposes of calculating compliance with each of the financial covenants.

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

On November 2, 2020, the Company applied to the Lender for full forgiveness of the PPP Loan as calculated in accordance with the terms of the CARES Act, as modified by the Paycheck Protection Flexibility Act. On July 13, 2021, the Company received notification through Dime that the PPP Loan and accrued interest thereon have been fully forgiven by the SBA and that the forgiveness payment date was July 1, 2021. The forgiveness of the PPP Loan will be recognized during the Company’s third fiscal quarter ending September 30, 2021. The SBA reserves the right to audit any PPP Loan, for eligibility and other criteria, regardless of size. These audits may occur after forgiveness has been granted. In accordance with the Coronavirus Aid, Relief and Economic Security (CARES) Act, all borrowers are required to maintain their PPP loan documentation for six years after the PPP Loan was forgiven and to provide that documentation to the SBA upon request.

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

Liquidity

We believe that our existing resources as of June 30, 2021 will be sufficient to meet our current working capital needs for at least the next 12 months from the date of issuance of our consolidated financial statements. However, our working capital requirements can vary significantly, depending in part on the timing of new program awards and the payment terms with our customers and suppliers. We presently finance our operations through the cash flow generated by operations. If our working capital needs exceed our cash flows from operations, we would look to our cash balances to satisfy those needs, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts, if at all.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not effective due to the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

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

Remediation efforts underway for the 2020 and First Quarter 2021 Material Weaknesses

During 2021, we began to implement new controls designed to remediate the 2020 material weaknesses described above under Control Environment, Risk Assessment, Control Activities and Monitoring and Accounting for Inventory & related IT environment, such as:

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

During the course of 2020, we implemented measures to remediate the underlying causes that gave rise to the previously disclosed material weaknesses and material errors. These measures include the Welding Metallurgy operations as they were incorporated into the Company’s operations as of December 31, 2019. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to further the overall objective to design and operate internal controls that mitigate identified risks and enable an effective system of internal control over external financial reporting.

The Company was a non-accelerated filer for 2020. As such, the Company was not subject to the requirement to have an auditor attestation report on internal control over financial reporting in the Annual Report on Form 10-K and Comprehensive Form 10-K/A filed in 2021 for 2020. Accordingly, based upon its internal testing which was performed by a national public accounting and advisory firm, management believed that as of December 31, 2020, it had successfully remediated the internal control weaknesses over financial reporting as of December 31, 2020 and December 31, 2019 which gave rise to the material errors in our previously issued, and now restated, financial statements.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts underway as referred to above, and the First Quarter 2021 Material Weaknesses referred to above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as described above.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Part II: Other Information

Item 1 – Legal Proceedings

Reference is made to Note 1, Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this quarterly report for a discussion of current legal proceedings, which discussion is incorporated herein by reference.

Item 1A – Risk Factors

“Part I, Item 1A. – Risk Factors” of our Comprehensive Form 10-K/A for the year ended December 31, 2020, includes a discussion of significant factors known to us that could materially adversely affect our business, financial condition, or results of operations. There have been no material changes from the risk factors described in such report except as follows.

The following risk factors are amended and restated as below:

If our common stock is delisted from the NYSE American exchange, our business, financial condition, results of operations and stock price could be adversely affected, and the liquidity of our stock and our ability to obtain financing could be impaired.

On May 25, 2021, we received a notice from NYSE American LLC (the “Exchange”) stating that our failure to timely file our Quarterly Report on Form 10-Q for the three months ended March 31, 2021 caused us to be out of compliance with the Exchange’s continued listing standards under the timely filing criteria included in Section 1007 of the NYSE American Company Guide (the “Company Guide”). Also, our failure to timely file our (i) Quarterly Report on Form 10-Q for the three months ended June 30, 2021 constituted and (ii) Quarterly Report on Form 10-Q for the three months ended September 30, 2021 and Annual Report on Form 10-K for the year ended December 31, 2021 remains, an additional noncompliance with the Exchange’s continued listing standards under the timely filing criteria included in Section 1007 of the Company Guide.

In accordance with Section 1007 of the Company Guide, the Company was provided a six-month initial period to regain compliance with the timely filing criteria. On November 17, 2021, the Company submitted a request for additional time in which to file the delayed filings, which included a plan to regain compliance with Section 1007 of the Company Guide. On November 23, 2021, the Company was notified that the Exchange had accepted the Company’s plan to regain compliance with the continued listing standards and was granted a period through April 14, 2022 in which to file the delayed filings and any subsequently delayed filings. On March 25, 2022, the Company requested and on April 8, 2022 the Exchange granted an additional extension up to the maximum cure period of May 24, 2022. If the Company does not make progress consistent with the plan during the plan period or if the Company does not complete its delayed filings and any subsequently delayed filings with the SEC by the end of the maximum 12-month cure period on May 24, 2022, the Exchange staff will initiate delisting proceedings. There can be no assurance that we will be able to file the delayed filings as required.

On September 17, 2021, we received notice from the Exchange indicating that the Company does not meet the continued listing standards set forth in Part 10 of the Company Guide. The Company is not in compliance with Section 1003(a)(i) of the Company Guide since it has stockholders’ equity of less than $2.0 million and losses from continuing operations and/or net losses in two of its three most recent fiscal years and Section 1003(a)(ii) of the Company Guide since it has stockholders’ equity of less than $4.0 million and losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Company has therefore become subject to the procedures and requirements of Section 1009 of the Company Guide and was required to, and timely did, submit a plan to the Exchange addressing how the Company intends to regain compliance with the continued listing standards by March 17, 2023 (the “Plan”). On November 19, 2021, we received notice from the Exchange that it accepted the Plan, subject to periodic review, including quarterly monitoring, for compliance with the Plan. If the Company is not in compliance with the continued listing standards by March 17, 2023 or if the Company does not make progress consistent with the Plan during the plan period, the Exchange staff may initiate delisting proceedings, as appropriate.

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

We received waivers of and consents to non-compliance with certain covenants under our credit facility with BankUnited and there can be no assurance that we will not fall out of compliance with our covenants in the future.

The Company was not in compliance with certain financial covenants under its credit facility (the “BankUnited Facility”) with BankUnited, N.A. (“BankUnited”) for the year ended December 31, 2020 and the quarter ended March 31, 2021, and financial statement submission covenants for the year ended December 31, 2020, the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021 and the year ended December 31, 2021 and obtained waivers of the non-compliance, as described in more detail in Note 8 to our consolidated financial statements included in Item 1. Part I. We cannot assure you that we will be in compliance with our covenants in the future or that BankUnited will grant further waivers if we fall out of compliance or consents to future non-compliance. If we fall out of compliance with our banking covenants, BankUnited may declare a default under the BankUnited Facility and, among other remedies, could declare the full amount of the BankUnited Facility immediately due and payable and could foreclose against our collateral. If this were to occur, we may be unable to secure outside financing, if needed, to fund ongoing operations and for other capital needs. Any sources of financing that may be available to us could also be at higher costs and require us to satisfy more restrictive covenants, which could limit or restrict our operations, cash flows and earnings. We cannot ensure that additional financing would be available to us, or be sufficient or available on satisfactory terms.

The following risk factor is added as below:

Our capital requirements, liquidity and financial condition raise significant risk as to our ability to continue as a going concern.

Our working capital requirements can vary significantly, depending in part on the timing of the conclusion of mature programs and new program awards and the payment terms with our customers and suppliers. There is currently no availability for borrowings under the Bank United Facility and the Company finances its operations from internally generated cash flow. Note 8 to our consolidated financial statements included in Part I - Item 1 includes a discussion regarding the BankUnited Facility and recent amendments thereto which provide, among other things, for increases in principal payments and the interest rate on the loans provided for therein. Also, the Company currently has a shareholders' deficit and has experienced losses from operations and negative cash flows from operations in prior periods. These factors collectively represent significant risk to the Company’s ability to continue to operate as a going concern and management has assessed these risks. Based upon this assessment and the execution of the plans described in Note 1 to our consolidated financial statements included in Part 1 - Item 1, it is management’s estimation that there will likely not be any individual conditions or combination of events that will occur in the coming year which would cause the Company to be unable to meet its obligations or otherwise continue as a going concern. However, we cannot ensure that such plans will accomplish their intended goals.

Our consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements.

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

*    Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2021 and 2020 (restated), (ii) Condensed Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020 (restated), (iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2021 and 2020 (restated), (iv) Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2021 and 2020 (restated) and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: April 19, 2022	By.	/s/ Dorith Hakim
Dorith Hakim
Chief Executive Officer and President (Principal Executive Officer)

Dated: April 19, 2022	By.	/s/ Andrew L. Davis
Andrew L. Davis
Chief Financial Officer (Principal Financial and Accounting Officer)