Form 10-Q
period 2021-09-30
CPI AEROSTRUCTURES INC
filed 2022-05-16
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to ___________

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

As of May 11, 2022, the registrant had 12,441,276 shares of common stock, $.001 par value, outstanding.

Part I - Financial Information

Item 1 – Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020 (As Restated - see Note 14)
ASSETS
Current Assets:
Cash	$3,110,581	$6,033,537
Accounts receivable, net	8,544,494	4,962,906
Insurance recovery receivable	2,850,000	—
Contract assets	22,760,591	19,729,638
Inventory	4,979,928	6,386,288
Refundable income taxes	40,000	40,000
Prepaid expenses and other current assets	659,216	534,857
Total current assets	42,944,810	37,687,226

Operating lease right-of-use assets	2,790,731	4,075,048
Property and equipment, net	1,837,909	2,521,742
Intangibles, net	156,250	250,000
Goodwill	1,784,254	1,784,254
Other assets	150,444	191,179
Total assets	$49,664,398	$46,509,449

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$13,002,848	$12,092,684
Accrued expenses	4,539,670	5,937,921
Litigation settlement obligation	3,206,133	—
Contract liabilities	2,542,464	1,650,549
Loss reserve	1,292,025	2,009,247
Current portion of long-term debt	3,367,825	6,501,666
Operating lease liabilities	1,862,933	1,819,237
Income tax payable	1,417	948
Total current liabilities	29,815,315	30,012,252

Line of credit	21,000,000	20,738,685
Long-term operating lease liabilities	1,136,131	2,537,149
Long-term debt, net of current portion	2,692,303	6,205,095
Total liabilities	54,643,749	59,493,181

Shareholders’ Deficit:
Common stock - $.001 par value; authorized 50,000,000 shares, 12,301,811 and 11,951,271 shares, respectively, issued and outstanding	12,302	11,951
Additional paid-in capital	72,728,922	72,005,841
Accumulated deficit	(77,720,575)	(85,001,524)
Total Shareholders’ Deficit	(4,979,351)	(12,983,732)
Total Liabilities and Shareholders’ Deficit	$49,664,398	$46,509,449

    See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020 (As Restated – See Note 14)	2021	2020 (As Restated – See Note 14)
Revenue	$23,898,748	$25,576,718	$77,018,684	62,175,872
Cost of sales	20,246,764	21,369,687	64,850,010	55,999,518
Gross profit	3,651,984	4,207,031	12,168,674	6,176,354

Selling, general and administrative expenses	2,765,849	3,050,644	8,834,343	8,958,986
Income (loss) from operations	886,135	1,156,387	3,334,331	(2,782,632)

Other income	4,795,000	—	4,795,000	—
Interest expense	(252,506)	(309,008)	(840,680)	(1,085,805)
Income (loss) before provision for income taxes	5,428,629	847,379	7,288,651	(3,868,437)

Provision for income taxes	3,374	7,614	7,702	9,714
Net income (loss)	$5,425,255	$839,765	$7,280,949	$(3,878,151)

Income (loss) per common share – basic	$0.44	$0.07	$0.60	$(0.33)

Income (loss) per common share – diluted	$0.44	$0.07	$0.60	$(0.33)

Shares used in computing income (loss) per common share:
Basic	12,286,712	11,894,469	12,153,838	11,862,506
Diluted	12,320,588	11,917,149	12,187,714	11,862,506

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance at January 1, 2020	11,818,830	$11,819	$71,294,629	$(81,346,771)	$(10,040,323)
Net Loss (As Restated - See Note 14)	—	—	—	(3,357,355)	(3,357,355)
Stock-based compensation expense	18,388	18	347,167	—	347,185
Balance at March 31, 2020 (As Restated - see Note 14)	11,837,218	$11,837	$71,641,796	$(84,704,126)	$(13,050,493)
Net Loss (As Restated - See Note 14)	—	—	—	(1,360,561)	(1,360,561)
Stock-based compensation expense	18,388	19	189,184	—	189,203
Balance at June 30, 2020 (As Restated - see Note 14)	11,855,606	$11,856	$71,830,980	$(86,064,687)	$(14,221,851)
Net Income (As Restated - See Note 14)	—	—	—	839,765	839,765
Stock-based compensation expense	70,571	70	141,031	—	141,101
Balance at September 30, 2020 (As Restated - see Note 14)	11,926,177	11,926	71,972,011	(85,224,922)	(13,240,985)

Balance at January 1, 2021 (As Restated - see Note 14)	11,951,271	$11,951	$72,005,841	$(85,001,524)	$(12,983,732)
Net Income	—	—	—	1,232,543	1,232,543
Stock-based compensation expense	33,881	34	343,693	—	343,727
Balance at March 31, 2021	11,985,152	11,985	72,349,534	(83,768,981)	(11,407,462)
Net Income	—	—	—	623,151	623,151
Common stock forfeited	(41,199)	(42)	—	—	(42)
Stock-based compensation expense	323,977	325	224,773	—	225,098
Balance at June 30, 2021	12,267,930	$12,268	$72,574,307	$(83,145,830)	$(10,559,255)
Net Income	—	—	—	5,425,255	5,425,255
Stock-based compensation expense	33,881	34	154,615	—	154,649
Balance at September 30, 2021	12,301,811	$12,302	$72,728,922	$(77,720,575)	$(4,979,351)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
		2020
	2021	(As Restated - see Note 14)
Cash flows from operating activities:
Net income (loss)	$7,280,949	$(3,878,151)
Adjustments to reconcile net income loss to net cash used in operating activities:
Depreciation and amortization	796,888	769,690
Amortization of debt issuance cost	28,107	80,764
Insurance receivable	(2,850,000)	—
Settlement of litigation obligation	3,206,133	—
Cash expended in excess of rent expense	(73,005)	(115,932)
Stock-based compensation	723,432	677,489
Bad debt expense (recovery)	127,413	(47,410)
Forgiveness of PPP loan	(4,795,000)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,709,001)	(232,310)
Increase in contract assets	(3,030,953)	(3,128,460)
Decrease (increase) in inventory	1,406,360	(1,646,411)
(Increase) decrease in prepaid expenses and other assets	(111,731)	121,075
Decrease in refundable income taxes	—	439,445
(Decrease) increase in accounts payable and accrued expenses	(488,087)	5,857,369
Increase (decrease) in contract liabilities	891,915	(1,092,266)
Increase in income taxes payable	469	—
Decrease in loss reserve	(717,222)	(1,088,269)
Net cash used in operating activities	(1,313,333)	(3,283,377)

Cash flows from investing activities:
Purchase of property and equipment	(19,305)	(11,888)
Net cash used in investing activities	(19,305)	(11,888)

Cash flows from financing activities:
Payments on long-term debt	(1,851,633)	(1,855,209)
Proceeds from PPP loan	—	4,795,000
Proceeds from line of credit	261,315	—
Debt issuance costs	—	(107,540)
Net cash (used) provided by financing activities	(1,590,318)	2,832,251

Net decrease in cash and restricted cash	(2,922,956)	(463,014)
Cash at beginning of period	6,033,537	5,432,793
Cash at end of period	$3,110,581	$4,969,779

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$609,485	$1,156,126
Income taxes	$7,233	$(449,749)

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	INTERIM FINANCIAL STATEMENTS

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

The consolidated financial statements of the Company as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 (as restated) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated balance sheet at December 31, 2020 (as restated) has been derived from audited consolidated financial statements, as restated (see Note 14 for more information on the effect of the restatement), but does not include all of the information and notes required by U.S. GAAP. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

The Company maintains its cash in four financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed insurance limits. As of September 30, 2021, the Company had $3,231,722 of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

The Company currently has a shareholders’ deficit and has experienced losses from operations and negative cash flows from operations in prior periods that collectively represent significant risk to the Company to continue to operate as a going concern. To address this risk, the Company has (i) negotiated and executed a further amendment to its Amended and Restated Credit Agreement with the lenders named therein and BankUnited N.A. as Sole Arranger, Agent and Collateral Agent (as amended from time to time, the “Credit Agreement” or the “BankUnited Facility”), effective April 12, 2022 which extended the maturity date of the credit facility to September 30, 2023, (ii) obtained and is seeking additional progress payment and advance payment customer contract funding provisions, (iii) maintained procedures to reduce investments in inventory and contract assets, (iv) remained focused on its military segment which has proven to be less susceptible to COVID-19 related impacts and (v) maintained a strong (approximately $138 million) backlog of funded orders, 96% of which are for military programs. Based upon management’s assessment of the identified significant risks and the execution of the plans described above, management believes that substantial risk does not exist as to whether the Company’s liquidity and debt resources will be sufficient to meet its obligations as a going concern through a year and a day from the date of this filing.

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

Disaggregation of Revenue

The following tables present the Company’s revenue disaggregated by contract type:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020 (As Restated – see Note 14)	2021	2020 (As Restated – see Note 14)
Aerostructures	$8,709,511	$8,855,694	$25,591,865	$25,353,015
Aerosystems	7,391,645	4,303,930	23,563,365	7,814,912
Kitting and Supply Chain Management	7,797,592	12,417,094	27,863,454	29,007,945
	$23,898,748	$25,576,718	$77,018,684	$62,175,872

Transaction Price Allocated to Remaining Performance Obligations

Our backlog represents the estimated transaction prices on performance obligations to our customers for which work remains to be performed. Backlog is converted into revenue in future periods as work is performed. As of September 30, 2021, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $138 million. This represents the amount of revenue the Company expects to recognize in the future on contracts with unsatisfied or partially satisfied performance obligations as of September 30, 2021. The Company estimates that it will recognize approximately 19% of this amount in the fourth quarter of fiscal year 2021 and the remainder by 2025.

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

Revenue recognized for the periods ended September 30, 2021 and 2020 that was included in the contract liabilities balance as of January 1, 2021 and 2020, respectively, was approximately $1.6 million and $1.7 million, respectively.

4.	INVENTORY

The components of inventory consisted of the following:

	September 30, 2021	December 31, 2020 (As Restated)
Raw materials	$2,030,782	$2,218,981
Work in progress	1,766,429	2,645,548
Finished goods (includes completed components)	3,831,938	4,251,982
Gross inventory	7,629,149	9,116,511
Inventory reserves	(2,649,221)	(2,730,223)
Inventory, net	$4,979,928	$6,386,288

5.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation based on the fair value of the stock or stock-based instrument on the date of grant. The Company recognized a total of $154,649 and $141,101 of stock-based compensation expense for the three months ended September 30, 2021 and 2020, respectively, and a total of $723,474 and $677,489 of stock- based compensation expense for the nine months ended September 30, 2021 and 2020, respectively.

During the three and nine months ended September 30, 2021, the Company granted 0 and 135,512 restricted stock units (“RSUs”), respectively, to its board of directors as partial compensation for the 2021 year, and during the three and nine months ended September 30, 2020, the Company granted 2,617 and 76,167 RSUs, respectively, to its board of directors as partial compensation for the 2020 year. RSUs vest quarterly on a straight-line basis over a one-year period. For the three and nine months ended September 30, 2021, approximately $79,638 and $511,983, respectively, of non-cash compensation expense related to the RSU grants to the board of directors are included in selling, general and administrative expenses, and for the three and nine months ended September 30, 2020, approximately $89,801 and $481,672, respectively, of non-cash compensation expense related to the RSU grants to the board of directors are included selling, general and administrative expenses.

During the three and nine months ended September 30, 2021, the Company granted 0 and 166,428 shares of common stock to employees. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. For the three and nine months ended September 30, 2021, approximately $61,434 and $173,536, respectively, of compensation expense are included in selling, general and administrative expenses and approximately $13,577 and $37,955, respectively, of compensation expense are included in cost of sales for the three and nine months ended September 30, 2021, respectively, for shares of common stock granted to employees between 2016 and 2020. For the three and nine months ended September 30, 2020, approximately $22,040 and $137,946, respectively, of compensation expense are included in selling, general and administrative expenses and approximately $29,261 and $57,872, respectively, of compensation expense are included in cost of sales for shares of common stock granted to employees between 2015 and 2019. During the three and nine months ended September 30, 2021, 41,199 shares were forfeited.

6.	FAIR VALUE

Fair Value

At September 30, 2021 and December 31, 2020, the fair values of cash, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

	September 30, 2021
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$27,060,128	$27,060,128

	December 31, 2020
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$33,445,446	$33,445,446

We estimated the fair value of debt using market quotes and calculations based on market rates.

7.	INCOME (LOSS) PER COMMON SHARE

Basic and diluted income (loss) per common share for the three and nine months ended September 30, 2021 and September 30, 2020 is computed using the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, as well as unvested RSUs. Incremental shares of 33,876 were used in the calculation of diluted income per common share in the three and nine months ended September 30, 2021. Incremental shares of 23,247 were not used in the calculation of diluted income per common share in the three and nine months ended September 30, 2020, respectively, as the Company is in a loss position for those periods and these shares would be considered anti-dilutive.

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

The BankUnited Facility is secured by all of the Company’s assets and both the Revolving Loan and Term Loan bear interest at the Prime Rate + 0.75% as of September 30, 2021.

As of September 30, 2021 the Company had $21,000,000 million outstanding under the Revolving Loan.

The Term Loan, as amended by the Ninth Amendment, had an aggregate principal amount of $5,583,333, payable in monthly installments, as defined in the Credit Agreement, as of September 30, 2021.

PPP Loan

On April 10, 2020, we entered into the Paycheck Protection Program loan (“PPP Loan”), with BNB Bank (now part of Dime Community Bank (“Dime”)) as the lender, in an aggregate principal amount of $4,795,000, pursuant to the Paycheck Protection Program under the CARES Act. On November 2, 2020, the Company applied to the lender for full forgiveness of the PPP Loan as calculated in accordance with the terms of the CARES Act, as modified by the Paycheck Protection Flexibility Act. On July 13, 2021, the Company received notification through Dime that the PPP Loan and accrued interest thereon have been fully forgiven by the Small Business Association and that the forgiveness payment date was July 1, 2021. The forgiveness of the PPP Loan has been recognized during the Company’s third fiscal quarter ending September 30, 2021. The PPP Loan was evidenced by a promissory note (the “Note”) and, subject to the terms of the Note, the PPP Loan had a fixed interest rate interest of one percent (1%) per annum, with the first six months of interest deferred and had an initial term of two years. The SBA reserves the right to audit any PPP Loan, for eligibility and other criteria, regardless of size. These audits may occur after forgiveness has been granted. In accordance with the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), all borrowers are required to maintain their PPP loan documentation for six years after the PPP Loan was forgiven and to provide that documentation to the SBA upon request. All amounts are classified as current or long term in accordance with the Note terms.

Long Term Debt Maturities

The maturities of long-term debt (excluding unamortized debt issuance costs) are as follows:

Twelve months ending September 30,
2022	$3,367,825
2023	2,591,928
2024	66,311
2025	31,330
2026	2,734
Total	$6,060,128

Included in the long-term debt are financing leases and other notes payable of $476,795 and $678,428 at September 30, 2021 and December 31, 2020, respectively, including a current portion of $217,825 and $255,833, respectively.

The Company has cumulatively paid approximately $595,540 of total debt issuance costs in connection with the BankUnited Facility, of which approximately $42,364 is included in other assets at September 30, 2021.

9.	MAJOR CUSTOMERS

During the nine months ended September 30, 2021, the Company’s four largest customers accounted for 34%, 21%, 11% and 10% of revenue. During the nine months ended September 30, 2020, the Company’s three largest customers accounted for 39%, 12% and 10% of revenue.

At September 30, 2021, 44%, 18%, and 12% of contract assets were from the Company’s three largest customers. At December 31, 2020, 39%, 20%, 12%, and 9% of contract assets were from the Company’s four largest customers.

At September 30, 2021, 45%, 13%, and 12% of our accounts receivable were from the Company’s three largest customers. At December 31, 2020, 29%, 24%, 15%, and 13% of accounts receivable were from the Company’s four largest customers.

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

For the three and nine months ended September 30, 2021, the Company’s operating lease expense was $466,869 and $1,400,607, respectively.

Future minimum lease payments under non-cancellable operating leases as of September 30, 2021 were as follows:

Twelve months ending September 30,
2022	$1,951,263
2023	1,141,072
2024	11,631
Total undiscounted operating lease payments	3,103,966
Less imputed interest (between 4.0% - 6.0%)	(104,902)
Present value of operating lease payments	$2,999,064

The following table sets forth the ROU assets and operating lease liabilities as of September 30, 2021:

Assets
ROU assets-net	$2,790,731

Liabilities

Current operating lease liabilities	$1,862,933
Long-term operating lease liabilities	1,136,131
Total ROU liabilities	$2,999,064

The Company’s weighted average remaining lease term for its operating leases is 1.6 years.

11.	INCOME TAXES

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

The provision for income tax for the three months ended September 30, 2021 and 2020 was $3,374 and $7,614 respectively. The provision for income tax for the nine months ended September 30, 2021 and 2020 was $7,702 and $9,714 respectively.

The difference between the Company’s statutory tax rate and its effective rate is due to the valuation allowance taken on the Company’s net operating loss carryforwards.

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

The provision for income tax for the nine months ended September 30, 2021 and 2020 was 7,702 and 9,714, respectively.

On May 20, 2021, the parties reached a settlement in the amount of $3,600,000, subject to court approval. On July 9, 2021, Plaintiff filed an unopposed motion for preliminary approval of the settlement. On November 10, 2021, a magistrate judge recommended that the Court grant the motion for preliminary approval in its entirety. The motion remains pending. After satisfaction of our $750,000 retention, the Settlement Amount will be covered and paid by our directors’ and officers’ insurance carrier. As of September 30, 2021, we have previously paid or accrued to our financial statements covered expenses totaling $750,000, and have therefore met our directors’ and officers’ retention requirement, which caps the Company’s expenses pertaining to the class action suit.

As of September 30, 2021, in order to reflect the amounts owed from our directors’ and officers’ insurance carrier and to the Plaintiffs, we have recorded to our balance sheet a litigation settlement obligation of $3,206,133 and an insurance recovery receivable of $2,850,000; this obligation and receivable will be relieved from our balance sheet upon the payment of the Settlement Amount to the Plaintiff by our directors’ and officers’ insurance carrier.

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

NYSE American Delinquency Notices; NYSE American Exchange Delisting Proceedings

On May 25, 2021, we received a notice from NYSE American LLC (the “Exchange”) stating that our failure to timely file our Quarterly Report on Form 10-Q for the three months ended March 31, 2021 caused us to be out of compliance with the Exchange’s continued listing standards under the timely filing criteria included in Section 1007 of the NYSE American Company Guide (the “Company Guide”). Also, our failure to timely file our (i) Quarterly Report on Form 10-Q for the three months ended June 30, 2021 and Quarterly Report on Form 10-Q for the three months ended September 30, 2021 constituted and (ii) Annual Report on Form 10-K for the year ended December 31, 2021 remains, additional noncompliance with the Exchange’s continued listing standards under the timely filing criteria included in Section 1007 of the Company Guide.

In accordance with Section 1007 of the Company Guide, the Company was provided a six-month initial period to regain compliance with the timely filing criteria. On November 17, 2021, the Company submitted a request for additional time in which to file the delayed filings, which included a plan to regain compliance with Section 1007 of the Company Guide. On November 23, 2021, the Company was notified that the Exchange had accepted the Company’s plan to regain compliance with the continued listing standards and was granted a period through April 14, 2022 in which to file the delayed filings and any subsequently delayed filings. On March 25, 2022, the Company requested and on April 8, 2022 the Exchange granted an additional extension up to the maximum cure period ending on May 24, 2022. The Company does not believe it will complete the filings of its Annual Report on Form 10-K for the year ended December 31, 2021 or its Quarterly Report on Form 10-Q for the three months ended March 31, 2022 by the end of the cure period. The notices the Company has received from the Exchange indicate that if the Company does not complete these filings by May 24, 2022, the Exchange staff will initiate delisting proceedings as appropriate.

On September 17, 2021, we received notice from the Exchange indicating that the Company does not meet the continued listing standards set forth in Part 10 of the Company Guide. The Company is not in compliance with Section 1003(a)(i) of the Company Guide since it has stockholders’ equity of less than $2.0 million and losses from continuing operations and/or net losses in two of its three most recent fiscal years and Section 1003(a)(ii) of the Company Guide since it has stockholders’ equity of less than $4.0 million and losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Company is therefore subject to the procedures and requirements of Section 1009 of the Company Guide and was required to, and timely did, submit a plan to the Exchange addressing how the Company intends to regain compliance with the continued listing standards by March 17, 2023 (the “Plan”). On November 19, 2021, we received notice from the Exchange that it accepted the Plan, subject to periodic review, including quarterly monitoring, for compliance with the Plan. If the Company’s common stock is not delisted from the Exchange as a result of the Company’s delayed filings as described above and (i) the Company is not in compliance with the continued listing standards by March 17, 2023 or (ii) the Company does not make progress consistent with the Plan during the plan period, the Exchange staff may initiate delisting proceedings as appropriate.

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

The following tables present the impact of the restatement on the Company’s previously reported financial statements as of December 31, 2020 and September 30, 2020:

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

Impact on Consolidated Statement of Cash Flows

The effect of the Restatement described above on the accompanying consolidated statement of cash flows for the nine months ended September 30, 2020 is as follows:

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 (Unaudited)
	As Previously Reported	Inventory Costing Errors	Loss Contract Reserve	Inventory Reserve	As Restated
Cash flows from operating activities:
Net Loss	$(2,594,141)	$(938,689)	$6,753	$(352,074)	$(3,878,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	769,690				769,690
Amortization of debt issuance cost	80,764				80,764
Cash expended in excess of rent expense	(115,932)				(115,932)
Stock-based compensation expense	677,489				677,489
Bad debt expense	(47,410)	—	—	—	(47,410)
Changes in operating assets and liabilities:
Increase in accounts receivable	(232,310)				(232,310)
Increase in contract assets	(3,128,460)				(3,128,460)
Increase in inventory	(2,850,707)	852,222		352,074	(1,646,411)
Decrease in prepaid expenses and other current assets	121,075				121,075
Decrease in refundable income taxes	439,445	—	—	—	439,445
Increase in accounts payable and accrued expenses	5,770,902	86,467			5,857,369
Decrease in contract liabilities	(1,092,266)				(1,092,266)
Decrease in loss reserve	(1,081,516)		(6,753)		(1,088,269)
Net cash used in operating activities	(3,283,377)	—	—	—	(3,283,377)
Cash flows from investing activities:
Purchase of property and equipment	(11,888)	—	—	—	(11,888)
Net cash used in investing activities	(11,888)	—	—	—	(11,888)
Cash flows from financing activities:
Proceeds from PPP loan	4,795,000				4,795,000
Payments on long-term debt	(1,855,209)				(1,855,209)
Debt issuance costs	(107,540)	—	—	—	(107,540)
Net cash provided by financing activities	2,832,251	—	—	—	2,832,251
Net decrease in cash and restricted cash	(463,014)				(463,014)
Cash and restricted cash at beginning of year	5,432,793	—	—	—	5,432,793
Cash and restricted cash at end of year	$4,969,779	$—	$—	$—	$4,969,779
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$1,156,126	$—	$—	$—	$1,156,126
Cash (received) from income taxes	$(449,749)	$—	$—	$—	$(449,749)

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

During late 2020, we began to experience an increased rate of employees testing positive for COVID-19 and we took steps to mitigate virus transmission within the workplace. These steps included adding a second manufacturing shift to lessen employee density on the manufacturing floor and to require most non-manufacturing personnel to work from home. These measures continued into 2021. Despite these measures, during the first three months of 2021 we experienced a relatively high level of absenteeism directly or indirectly related to COVID-19. We have taken mitigating steps in an attempt to reduce the adverse effects of COVID-19 on our business. For example, we have curtailed discretionary spending and business travel, and taken other steps to preserve cash. We have also taken action to more closely manage the flow of materials to be more responsive to unanticipated changes in customer delivery schedules. Since May 2021 and through the date of this Quarterly Report on Form 10-Q, we have experienced a decrease in the impact of COVID-19. Most non-manufacturing personnel have returned to their regular in-person work schedules and we have returned to a single day shift manufacturing operation, although we do continue to experience employees and business partners with new COVID-19 diagnoses on an intermittent basis and we take needed steps to mitigate these impacts on the Company’s operation as they occur.

Recent Developments

NYSE American Delinquency Notices; NYSE American Exchange Delisting Proceedings

On May 25, 2021, we received a notice from NYSE American LLC (the “Exchange”) stating that our failure to timely file our Quarterly Report on Form 10-Q for the three months ended March 31, 2021 caused us to be out of compliance with the Exchange’s continued listing standards under the timely filing criteria included in Section 1007 of the NYSE American Company Guide (the “Company Guide”). Also, our failure to timely file our (i) Quarterly Report on Form 10-Q for the three months ended June 30, 2021 and Quarterly Report on Form 10-Q for the three months ended September 30, 2021 constituted and (ii) Annual Report on Form 10-K for the year ended December 31, 2021 remains, additional noncompliance with the Exchange’s continued listing standards under the timely filing criteria included in Section 1007 of the Company Guide.

In accordance with Section 1007 of the Company Guide, the Company was provided a six-month initial period to regain compliance with the timely filing criteria. On November 17, 2021, the Company submitted a request for additional time in which to file the delayed filings, which included a plan to regain compliance with Section 1007 of the Company Guide. On November 23, 2021, the Company was notified that the Exchange had accepted the Company’s plan to regain compliance with the continued listing standards and was granted a period through April 14, 2022 in which to file the delayed filings and any subsequently delayed filings. On March 25, 2022, the Company requested and on April 8, 2022 the Exchange granted an additional extension up to the maximum cure period ending on May 24, 2022. The Company does not believe it will complete the filings of its Annual Report on Form 10-K for the year ended December 31, 2021 or its Quarterly Report on Form 10-Q for the three months ended March 31, 2022 by the end of the cure period. The notices the Company has received from the Exchange indicate that if the Company does not complete these filings by May 24, 2022, the Exchange staff will initiate delisting proceedings as appropriate.

On September 17, 2021, we received notice from the Exchange indicating that the Company does not meet the continued listing standards set forth in Part 10 of the Company Guide. The Company is not in compliance with Section 1003(a)(i) of the Company Guide since it has stockholders’ equity of less than $2.0 million and losses from continuing operations and/or net losses in two of its three most recent fiscal years and Section 1003(a)(ii) of the Company Guide since it has stockholders’ equity of less than $4.0 million and losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Company is therefore subject to the procedures and requirements of Section 1009 of the Company Guide and was required to, and timely did, submit a plan to the Exchange addressing how the Company intends to regain compliance with the continued listing standards by March 17, 2023 (the “Plan”). On November 19, 2021, we received notice from the Exchange that it accepted the Plan, subject to periodic review, including quarterly monitoring, for compliance with the Plan. If the Company’s common stock is not delisted from the Exchange as a result of the Company’s delayed filings as described above and (i) the Company is not in compliance with the continued listing standards by March 17, 2023 or (ii) the Company does not make progress consistent with the Plan during the plan period, the Exchange staff may initiate delisting proceedings as appropriate.

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

On July 13, 2021, the Company received notification through Dime that the PPP Loan and accrued interest thereon have been fully forgiven by the SBA and that the forgiveness payment date was July 1, 2021. The forgiveness of the PPP Loan has been recognized during the Company’s third fiscal quarter ending September 30, 2021. The SBA reserves the right to audit any PPP Loan, for eligibility and other criteria, regardless of size. These audits may occur after forgiveness has been granted. In accordance with the Coronavirus Aid, Relief and Economic Security (CARES) Act, all borrowers are required to maintain their PPP loan documentation for six years after the PPP Loan was forgiven and to provide that documentation to the SBA upon request.

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

As of September 30, 2021, in order to reflect the amounts owed from our directors’ and officers’ insurance carrier and to the Plaintiffs, we have recorded to our balance sheet a litigation settlement obligation of $3,206,133 and an insurance recovery receivable of $2,850,000; this obligation and receivable will be relieved from our balance sheet upon the payment of the Settlement Amount to the Plaintiff by our directors’ and officers’ insurance carrier.

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

Backlog	September 30,	December 31,
(Total)	2021	2020
Funded	$137,699,000	$169,567,000
Unfunded	267,770,000	306,618,000
Total	$405,469,000	$476,185,000

Approximately 96% of the total amount of our backlog at September 30, 2021 was attributable to government contracts. Our backlog attributable to government contracts at September 30, 2021 and December 31, 2020 was as follows:

Backlog	September 30,	December 31,
(Government)	2021	2020
Funded	$135,395,000	$166,156,000
Unfunded	254,333,000	290,632,000
Total	$389,728,000	$456,788,000

Our backlog attributable to commercial contracts at September 30, 2021 and December 31, 2020 was as follows:

Backlog	September 30,	December 31,
(Commercial)	2021	2020
Funded	$2,304,000	$3,411,000
Unfunded	13,437,000	15,986,000
Total	$15,741,000	$19,397,000

The total backlog at September 30, 2021 is primarily comprised of long-term programs with Raytheon (Next Generation Jammer – Mid Band Pod), USAF (T-38), Boeing (A-10), Sikorsky IR Module Assembly (HIRSS) and Northrop Grumman (E-2D). Funded backlog is primarily from purchase orders under long-term contracts with USAF (T-38), Boeing A-10, Sikorsky IR Module Assembly (HIRSS), Northrop Grumman (E-2D), Lockheed Martin F-16 Rudder Island, and Raytheon (Next Generation Jammer – Mid Band Pod).

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Comprehensive Form 10-K/A, for a discussion of our critical accounting policies. There have been no significant changes to the application of our critical accounting policies during the quarter ended September 30, 2021.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

Revenue for the three months ended September 30, 2021 was $23,898,748 compared to $25,576,718 (restated) for the same period last year, a decrease of $1,677,970 or 6.6%. The decrease was primarily related to decreases in the USAF T-38 Pacer Classic Kits, and the Northrop Grumman E-2D Wing Panel Kitting Program for the U.S. Navy, offset by increases in the Lockheed Martin drive shaft assemblies for the F-35 Lightening multi-role fighter, and the Raytheon Next Generation Jammer – Mid Band (“NGJ-MB”).

Revenue for the nine months ended September 30, 2021 was $77,018,684 compared to $62,175,872 (restated) for the same period last year, an increase of $14,842,812 or 23.9%. The year to date increase was driven by the Raytheon Next Generation Jammer – Mid Band (“NGJ-MB”), the Lockheed Martin drive shaft assemblies for the F-35 Lightening multi-role fighter, and the Northrop Grumman E-2D Wing Panel Kitting Program for the U.S. Navy.

Revenue from government subcontracts was $21,873,152 for the three months ended September 30, 2021 compared to $20,887,968 (restated) for the three months ended September 30, 2020, an increase of $985,184 or 4.7%. The increase in government subcontract revenue is primarily due to the programs referred to above for the increase in total revenue for the same period.

Revenue from government subcontracts was $70,167,598 for the nine months ended September 30, 2021 compared to $47,829,529 (restated) for the nine months ended September 30, 2020, an increase of $22,338,069 or 46.7%. The increase in government subcontract revenue was primarily related to the programs referred to above for the increase in total revenue for the same period.

Revenue from direct military contracts was $922,443 for the three months ended September 30, 2021 compared to $3,778,686 (restated) for the three months ended September 30, 2020, a decrease of $2,856,243 or 75.6%. The decrease in revenue is primarily driven by a decrease in revenue from the T-38 Pacer Classic program.

Revenue from direct military contracts was $2,820,981 for the nine months ended September 30, 2021 compared to $7,947,977 (restated) for the nine months ended September 30, 2020, a decrease of $5,126,996 or 64.5%. The decrease in revenue is primarily due to timing of the Northrop Grumman E-2D Wing Panel Kitting Program for the U.S. Navy

Revenue from commercial subcontracts was $1,103,153 for the three months ended September 30, 2021 compared to $910,064 (restated) for the three months ended September 30, 2020, an increase of $193,089 or 21.2%. The increase is primarily the result of higher revenue from the Gulfstream G650 wing fixed leading edge (FLE) and the Embraer inlet program partly offset by the HondaJet engine inlet program that we exited at the end of 2020.

Revenue from commercial subcontracts was $4,030,104 for the nine months ended September 30, 2021 compared to $6,398,366 (restated) for the nine months ended September 30, 2020, a decrease of $2,368,262 or 37.0%. The decrease was driven by lower revenues on the Gulfstream G650 FLE program and the HondaJet engine inlet program that we exited at the end of 2020.

Cost of Sales

Cost of sales for the three months ended September 30, 2021 and 2020 was $20,246,764 and $21,369,687 (restated), respectively, a decrease of $1,122,923 or 5.3%. This decrease is the result of the comparable decrease in revenue and the specific program related factors noted below.

Cost of sales for the nine months ended September 30, 2021 and 2020 was $64,850,010 and $55,999,518 (restated), respectively, an increase of $8,850,492 or 15.8%. This increase is the result of the comparable increase in revenue and the specific program related factors noted below.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The components of the cost of sales were as follows:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020 (restated)	September 30, 2021	September 30, 2020 (restated)
Procurement	$14,373,181	$17,422,838	$47,709,154	$39,301,649
Labor	2,055,353	1,670,257	5,945,219	4,919,711
Factory overhead	4,860,469	4,715,955	14,934,140	15,032,135
Other	(1,042,239)	(2,439,363)	(3,738,503)	(3,253,977)
Cost of sales	$20,246,764	$21,369,687	$64,850,010	$55,999,518

Procurement for the three months ended September 30, 2021 was $14,373,181 compared to $17,422,838 (restated) for the three months ended September 30, 2020, a decrease of $3,049,657 or 17.5%. This decrease is primarily the result of a decrease in procurement for components used in our decreases in the USAF T-38 Pacer Classic Kits, and the Northrop Grumman E-2D Wing Panel Kitting Program for the U.S. Navy.

Procurement for the nine months ended September 30, 2021 was $47,709,154 compared to $39,301,649 (restated) for the nine months ended September 30, 2020, an increase of $8,407,505 or 21.4%. This increase is primarily the result of an increase in procurement related to the Raytheon NGJ-MB pod program, the Lockheed Martin drive shaft assemblies for the F-35 Lightening multi-role fighter program, and the Multi-Purpose Booster Development Wing Assembly program.

Labor costs for the three months ended September 30, 2021 were $2,055,353 compared to $1,670,257 (restated) for the three months ended September 30, 2020, an increase of $385,096 or 23.1%. The increase is primarily the result of higher direct labor requirements to support a higher build rate on the Raytheon NGJ-MB pod program.

Labor costs for the nine months ended September 30, 2021 were $5,945,219 compared to $4,919,711 (restated) for the nine months ended September 30, 2020, an increase of $1,025,508 or 20.8%. The increase is primarily the result of higher direct labor requirements to support a higher build rate on the Raytheon NGJ-MB pod program, and additional labor required for the Northrop Grumman Tubes.

Factory overhead for the three months ended September 30, 2021 was $4,860,469 compared to $4,715,955 (restated) for the three months ended September 30, 2020, an increase of $144,514 or 3.1%. This increase is primarily due to a decrease in indirect labor costs as we tightened controls on spending and we improved manufacturing efficiency.

Factory overhead for the nine months ended September 30, 2021 was $14,934,140 compared to $15,032,135 (restated) for the nine months ended September 30, 2020, a decrease of $97,995 or 0.7%. This decrease is primarily due to a decrease in indirect labor costs as we tightened controls on spending and we improved manufacturing efficiency.

Other cost of sales relates to items that can increase or decrease cost of sales such as changes in inventory levels, changes in inventory valuation, changes to inventory reserves, changes in loss contract provisions, absorption variances and direct charges to cost of sales. Other costs (credit), net for the three months ended September 30, 2021 were $(1,042,239) compared to $(2,439,363) (restated) for the three months ended September 30, 2020, a decrease of the credit of $1,397,124. The change in the three months ended September 30, 2021 is primarily due to changes in inventory levels and reductions in the loss reserve.

Other costs (credit), net for the nine months ended September 30, 2021 were $(3,738,503) compared to $(3,253,977) (restated) for the nine months ended September 30, 2020, an increase of the credit of $484,526. The change in the nine months ended September 30, 2021 is primarily due to changes in inventory levels, reductions in the loss reserve and reductions in the inventory reserves.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit

Gross profit for the three months ended September 30, 2021 was $3,651,984 compared to $4,207,031 (restated) for the three months ended September 30, 2020, a decrease of $555,047 or 13.2%, primarily the result of the lower revenue and a less favorable program mix.

Gross profit for the nine months ended September 30, 2021 was $12,168,674 compared to $6,176,354 (restated) for the nine months ended September 30, 2020, an increase of $5,992,320 or 97%, primarily driven by the higher revenue and a more favorable program mix.

Favorable/Unfavorable Adjustments to Gross Profit (Loss)

During the nine months ended September 30, 2021 and 2020, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in changes in total gross profit as follows:

	Nine months ended
	September 30, 2021	September 30, 2020 (restated)
Favorable adjustments	$3,116,037	$1,670,388
Unfavorable adjustments	(3,366,056)	(2,831,947)
Net adjustments	$(250,019)	$(1,161,559)

For the nine months ended September 30, 2021, we evaluated all contractual data and revised estimated gross profit percentages accordingly. We had 27 contracts with favorable adjustments and 18 contracts with unfavorable adjustments, all due to changes in estimates.

For the nine months ended September 30, 2020, we evaluated all contractual data and revised estimated gross profit percentages accordingly. We had 19 contracts with favorable adjustments and 18 contracts with unfavorable adjustments, all due to changes in estimates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2021 were $2,765,849 compared to $3,050,644 (restated) for the three months ended September 30, 2020, a decrease of $284,795 or 9.3%. This decrease was primarily driven by a decrease in professional fees and payroll related expenses, partly offset by an increase in business insurance.

Selling, general and administrative expenses for the nine months ended September 30, 2021 were $8,834,343 compared to $8,958,986 (restated) for the nine months ended September 30, 2020, a decrease of $124,643 or 1.4%. This decrease was primarily driven by a decrease in professional fees and payroll related expenses, partly offset by an increase in business insurance.

Income (loss) Before Provision for Income Taxes

Income before provision for income taxes for the three months ended September 30, 2021 was $5,428,629 compared to $847,379 (restated) for the same period last year, an increase of $4,581,250 or 541%. The increase in income was driven by the forgiveness by BNB Bank (now part of Dime Community Bank (“Dime”)) and the Small Business Association on July 1, 2021 of the Paycheck Protection Program loan (“PPP Loan”) that had been made to the Company on November 2, 2020, pursuant to the CARES Act, as modified by the Paycheck Protection Flexibility Act, in the amount of $4,795,000, as well as the lower SG&A expenses, partly offset by the lower gross profit as disclosed above, and lower interest expense.

Income (loss) before provision for income taxes for the nine months ended September 30, 2021 was $7,288,651 compared to $(3,868,437) (restated) for the same period last year, an increase in income of $11,157,088 or 288.4%. The increase in income is primarily a result of the increase to gross profit as disclosed above, the forgiveness by BNB Bank (now part of Dime Community Bank (“Dime”)) and the Small Business Association on July 1, 2021 of the Paycheck Protection Program loan (“PPP Loan”) that had been made to the Company on November 2, 2020, pursuant to the CARES Act, as modified by the Paycheck Protection Flexibility Act, in the amount of $4,795,000, the decrease in SG&A expenses as disclosed above and lower interest expense.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Income Taxes

Provision for income taxes was $3,374 for the three months ended September 30, 2021, compared to a provision for income taxes of $7,614 (restated) for the three months ended September 30, 2020.

Provision for income taxes was $7,702 for the nine months ended September 30, 2021, compared to a provision for income taxes of $9,714 (restated) for the nine months ended September 30, 2020.

Net Income (Loss)

Net income for the three months ended September 30, 2021 was $5,425,255 or $0.44 per basic share, compared to $839,765 (restated) or $0.07 per basic share, for the same period last year. Diluted income per share was $0.44 for the three months ended September 30, 2021 calculated utilizing 12,320,588 weighted average shares outstanding. Diluted income per share was $0.07 (restated) for the three months ended September 30, 2020 calculated utilizing 11,917,149 weighted average shares outstanding. The increase in net income was driven by the forgiveness by BNB Bank (now part of Dime Community Bank (“Dime”)) and the Small Business Association on July 1, 2021 of the Paycheck Protection Program loan (“PPP Loan”) that had been made to the Company on November 2, 2020, pursuant to the CARES Act, as modified by the Paycheck Protection Flexibility Act, in the amount of $4,795,000, as well as the lower SG&A expenses, partly offset by the lower gross profit as disclosed above, and lower interest expense.

Net income for the nine months ended September 30, 2021 was $7,280,949 or $0.60 per basic share, compared to a net loss of $(3,878,151) (restated) or $(0.33) per basic share, for the same period last year. Diluted income per share was $0.60 for the nine months ended September 30, 2021 calculated utilizing 12,187,714 weighted average shares outstanding. Diluted loss per share was $(0.33) (restated) for the nine months ended September 30, 2020 calculated utilizing 11,862,506 weighted average shares outstanding. The increase in net income is primarily a result of the increase to gross profit as disclosed above, the forgiveness by BNB Bank (now part of Dime Community Bank (“Dime”)) and the Small Business Association on July 1, 2021 of the Paycheck Protection Program loan (“PPP Loan”) that had been made to the Company on November 2, 2020, pursuant to the CARES Act, as modified by the Paycheck Protection Flexibility Act, in the amount of $4,795,000, the decrease in SG&A expenses as disclosed above and lower interest expense.

Liquidity and Capital Resources

General

At September 30, 2021, we had working capital of $13,129,495 compared to working capital of $7,674,974 at December 31, 2020, an increase of $5,454,521 or 71.1%, driven mainly by higher accounts receivable and contract assets, partly offset by lower inventory.

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

At September 30, 2021, we had a cash balance of $3,110,581 compared to $6,033,537 at December 31, 2020.

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

On November 2, 2020, the Company applied to the Lender for full forgiveness of the PPP Loan as calculated in accordance with the terms of the CARES Act, as modified by the Paycheck Protection Flexibility Act. On July 13, 2021, the Company received notification through Dime that the PPP Loan and accrued interest thereon have been fully forgiven by the SBA and that the forgiveness payment date was July 1, 2021. The forgiveness of the PPP Loan has been recognized during the Company’s third fiscal quarter ending September 30, 2021. The SBA reserves the right to audit any PPP Loan, for eligibility and other criteria, regardless of size. These audits may occur after forgiveness has been granted. In accordance with the Coronavirus Aid, Relief and Economic Security (CARES) Act, all borrowers are required to maintain their PPP loan documentation for six years after the PPP Loan was forgiven and to provide that documentation to the SBA upon request.

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

Liquidity

We believe that our existing resources as of September 30, 2021 will be sufficient to meet our current working capital needs for at least the next 12 months from the date of issuance of our consolidated financial statements. However, our working capital requirements can vary significantly, depending in part on the timing of new program awards and the payment terms with our customers and suppliers. We presently finance our operations through the cash flow generated by operations. If our working capital needs exceed our cash flows from operations, we would look to our cash balances to satisfy those needs, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts, if at all.

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

Accounting for Inventory and related IT environment

During the first quarter of 2021, we identified material weaknesses from the month end closing process and INFORXA module used by the Company to maintain the perpetual inventory reporting. The following issues were identified which led to the need to restate the financial results for the twelve months ended December 31, 2020 and December 31, 2019, and the financial results for the three months ended March 31, 2020, June 30, 2020 and September 30, 2020:

●	Double Labor and Overhead: The Company’s perpetual inventory system did not work as intended to ensure the correct amount of labor incurred is accounted for in inventory, and it did not include any control or reporting to detect that a reversing transaction in the coding was not occurring, which resulted in duplicate labor applied to inventory. The Company did not have a control in place to adequately review and approve the reasonableness of the entries posted to the general ledger to record differences in cost of goods sold for the differences between general ledger inventory and the perpetual inventory system’s balances.

●	Unit of measure: As part of the first quarter 2021 closing process, we identified that that the perpetual inventory included some unit of measure errors which were not detected and corrected within the 2020 general ledger. Units of Measure (“UM”) were not consistent between quantities ordered and quantities received for certain classes of purchased parts. This resulted in overstatements of inventory values due to UM’s not being consistent with unit prices on purchase orders to suppliers. Errors occurred when the need for corrections to unit costs went undetected until a subsequent quarter as a result of (a) only having a detective control in place to scan for apparent UM issues that stand out when our accounting department reviews the month-end perpetual inventory reports, and (b) not having a comprehensive enough list of the commodity codes in the UM conversion tables within the perpetual inventory system.

●	Average Cost: The pre-implementation testing that was performed in the test environment on an INFORXA Software Patch that was written and went live into the system in July 2020 did not detect that the system as patched would erroneously omit the reset of one field used by the system in calculating the average cost per unit correctly, thus causing the live system as patched to perform incorrect average cost calculations on some parts.

●	Inventory Accrual: The monthly journal entry log used to manage the month end close process did not contain the requirement to determine and post a month end QC01 (inventory received in-house awaiting quality inspection) inventory accrual. An automated accrual for goods received, not yet in inventory does not occur until after the parts have passed QC. Until the parts pass QC, they are in the warehouse location “QC01”. Therefore, the Company needs to record an accrual to increase its purchases of inventory for those goods in QC01 at each balance sheet date since there is no automated accrual performed by the perpetual inventory system.

●	Deferral of Under-Absorbed Overhead in the Balance Sheet: The monthly journal entry log used to manage the month end close process did not contain the requirement to determine and post a full absorption adjustment (under/over absorbed overhead deferral into inventory). As such, the Company did not have a process to record over-or under-absorbed overhead at the end of each quarter.

●	Loss Contract Reserve for Non-POC Contracts: There was no evaluation of Non-POC Contracts to determine if a loss reserve should be established and maintained for Non-POC Contracts which management has reason to believe may result in losses.

●	Excess and Obsolete Inventory Reserve: There was no process for evaluating and recording reserves against inventory for excess and obsolete inventory.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts underway as referred to above, and the First Quarter 2021 Material Weaknesses referred to above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as described above.

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

Part II: Other Information

Item 1 – Legal Proceedings

Reference is made to Note 12, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included in this quarterly report for a discussion of current legal proceedings, which discussion is incorporated herein by reference.

Item 1A – Risk Factors

“Part I Item 1A - Risk Factors” of our Comprehensive Form 10-K/A for the year ended December 31, 2020, includes a discussion of significant factors known to us that could materially adversely affect our business, financial condition, or results of operations. There have been no material changes from the risk factors described in such report except as follows.

The following risk factors are amended and restated as below:

If our common stock is delisted from the NYSE American exchange, our business, financial condition, results of operations and stock price could be adversely affected, and the liquidity of our stock and our ability to obtain financing could be impaired.

On May 25, 2021, we received a notice from NYSE American LLC (the “Exchange”) stating that our failure to timely file our Quarterly Report on Form 10-Q for the three months ended March 31, 2021 caused us to be out of compliance with the Exchange’s continued listing standards under the timely filing criteria included in Section 1007 of the NYSE American Company Guide (the “Company Guide”). Also, our failure to timely file our (i) Quarterly Report on Form 10-Q for the three months ended June 30, 2021 and Quarterly Report on Form 10-Q for the three months ended September 30, 2021 constituted and (ii) Annual Report on Form 10-K of the year ended December 31, 2021 remains, an additional noncompliance with the Exchange’s continued listing standards under the timely filing criteria included in Section 1007 of the Company Guide.

In accordance with Section 1007 of the Company Guide, the Company was provided a six-month initial period to regain compliance with the timely filing criteria. On November 17, 2021, the Company submitted a request for additional time in which to file the delayed filings, which included a plan to regain compliance with Section 1007 of the Company Guide. On November 23, 2021, the Company was notified that the Exchange had accepted the Company’s plan to regain compliance with the continued listing standards and was granted a period through April 14, 2022 in which to file the delayed filings and any subsequently delayed filings. On March 25, 2022, the Company requested and on April 8, 2022 the Exchange granted an additional extension up to the maximum cure period ending on May 24, 2022. The Company does not believe it will complete the filings of its Annual Report on Form 10-K for the year ended December 31, 2021 or its Quarterly Report on Form 10-Q for the three months ended March 31, 2022 by the end of the cure period. The notices the Company has received from the Exchange indicate that if the Company does not complete these filings by May 24, 2022, the Exchange staff will initiate delisting proceedings as appropriate.

On September 17, 2021, we received notice from the Exchange indicating that the Company does not meet the continued listing standards set forth in Part 10 of the Company Guide. The Company is not in compliance with Section 1003(a)(i) of the Company Guide since it has stockholders’ equity of less than $2.0 million and losses from continuing operations and/or net losses in two of its three most recent fiscal years and Section 1003(a)(ii) of the Company Guide since it has stockholders’ equity of less than $4.0 million and losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Company is therefore subject to the procedures and requirements of Section 1009 of the Company Guide and was required to, and timely did, submit a plan to the Exchange addressing how the Company intends to regain compliance with the continued listing standards by March 17, 2023 (the “Plan”). On November 19, 2021, we received notice from the Exchange that it accepted the Plan, subject to periodic review, including quarterly monitoring, for compliance with the Plan. If the Company’s common stock is not delisted from the Exchange as a result of the Company’s delayed filings as described above and (i) the Company is not in compliance with the continued listing standards by March 17, 2023 or (ii) the Company does not make progress consistent with the Plan during the plan period, the Exchange staff may initiate delisting proceedings as appropriate.

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

The following risk factors are added as below:

Our capital requirements, liquidity and financial condition raise significant risk as to our ability to continue as a going concern.

Our working capital requirements can vary significantly, depending in part on the timing of the conclusion of mature programs and new program awards and the payment terms with our customers and suppliers. There is currently no availability for borrowings under the Bank United Facility and the Company finances its operations from internally generated cash flow. Note 8 to our consolidated financial statements included in Part I - Item 1 includes a discussion regarding the BankUnited Facility and recent amendments thereto which provide, among other things, for increases in principal payments and the interest rate on the loans provided for therein. Also, the Company currently has a shareholders’ deficit and has experienced losses from operations and negative cash flows from operations in prior periods. These factors collectively represent significant risk to the Company’s ability to continue to operate as a going concern and management has assessed these risks. Based upon this assessment and the execution of the plans described in Note 1 to our consolidated financial statements included in Part 1 - Item 1, it is management’s estimation that there will likely not be any individual conditions or combination of events that will occur in the coming year which would cause the Company to be unable to meet its obligations or otherwise continue as a going concern. However, we cannot ensure that such plans will accomplish their intended goals.

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

The Russian invasion of Ukraine and the retaliatory measures imposed by the United States, United Kingdom, European Union and other countries and the responses of Russia to such measures have caused significant disruptions to domestic and foreign economies.

The invasion of Ukraine by the Russian Federation had an immediate impact on the global economy resulting in higher prices for oil and other commodities. The U.S, United Kingdom, European Union and other countries responded to Russia’s invasion of Ukraine by imposing various economic sanctions and bans. Russia has responded with its own retaliatory measures. These measures have impacted the availability and price of certain raw materials. The invasion and retaliatory measures also disrupted economic markets. The global impact of these measures is continually evolving and cannot be predicted with certainty and there is no assurance that Russia’s invasion of Ukraine and responses thereto will not further disrupt the global economy and supply chain. Further, there is no assurance that even when the invasion of Ukraine ceases, that nations will not continue to impose sanctions and bans on other nations.

While these events have not interrupted our operations or materially impacted our ability to obtain raw materials, these or future developments resulting from the invasion of Ukraine such as a cyberattack on the United States, us or our suppliers, could make it difficult for or increase the cost of certain raw materials, or make it difficult to access debt and equity capital on attractive terms, if at all, and impact our ability to fund business activities and repay debt on a timely basis.

Russia’s invasion of Ukraine may alter countries’ willingness to rely on others as the source of certain products and material.

Historically, prime contractors and OEMs in the U.S. A&D industry have relied upon suppliers outside the U.S. for products and raw materials. Russia’s invasion of Ukraine and the economic disruption resulting from retaliatory measures may cause many of these companies to rethink these strategies and seek sources of supply within the United States. To the extent they do so, it could disrupt domestic markets for raw materials and supplies, and the market for the skilled laborers we need to manufacture our products.

We cannot forecast with any certainty whether the disruptions caused by the Russian invasion of Ukraine, restrictions imposed by various governments in response thereto and resulting changes in business practices, may materially impact our business and our consolidated financial position, results of operations, and cash flows.

Terrorist acts and acts of war may seriously harm our business, results of operations and financial condition.

U.S. and global responses to actual or potential military conflicts such as Russia’s invasion of Ukraine, terrorism, perceived nuclear, biological and chemical threats and other global political crises increase uncertainties with respect to the U.S. and other business and financial markets. Several factors associated, directly or indirectly, with actual or potential military conflicts, terrorism, perceived nuclear, biological and chemical and cyber threats, and other global political crises and responses thereto, may adversely affect the mix of products purchased by defense departments in the United States or other countries to platforms not serviced by us. A shift in defense budgets to product lines we do not produce could have a material adverse effect on our business, financial condition and results of operations.

In reading the risk factors set forth below, in each case, consider the additional uncertainties caused by global events such as COVID-19 and the war in Ukraine and terrorist acts.

We depend upon a select base of large prime defense contractors for the majority of our revenue, which subjects us to unique risks which may adversely affect us.

We currently generate a majority of our revenues by producing products for numerous programs under contracts with three significant prime defense contractors to the U.S. Government. These significant customers – Northrop Grumman, Raytheon and Lockheed Martin – constituted approximately 34%, 21% and 21%, respectively of our revenue for the nine months ended September 30, 2021. Our revenues from these customers are diversified over a number of different aerospace and defense products, programs and subsidiaries within these customers, however, any significant change in production rates by any of these customers would have a material effect on our results of operations and cash flows. There is no assurance that our current significant customers will continue to buy products from us at current levels, that we will retain any or all of our existing significant customers, or that we will be able to form new relationships with other customers upon the loss of one or more of our existing significant customers.

We are subject to intense competition for the skilled machinists necessary to manufacture our products.

We are subject to intense competition for the services of skilled machinists necessary to manufacture our products and those of other companies in the A&D industry. The demand for these individuals may increase as other manufacturers seek to bring to the United States manufacturing processes currently outsourced overseas. If the United States economy undergoes a period of inflation, our labor costs may increase which could have a material adverse effect on our business, financial condition and results of operations.

Increased scrutiny from investors, lenders, and other market participants regarding our environmental, social, and governance, or sustainability responsibilities could expose us to additional costs and adversely impact our liquidity, results of operations, reputation, employee retention, and stock price.

There is an increasing focus from certain investors, customers, and other key stakeholders concerning corporate responsibility, specifically related to environmental, social, and governance (“ESG”) factors. Some investors may use ESG criteria to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibilities are inadequate.

The ESG factors by which companies’ corporate responsibility practices are assessed may change. This could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we are unable to satisfy the new corporate responsibility criteria, investors may view our policies related to corporate responsibility as inadequate. We risk damage to our reputation in the event our corporate responsibility procedures or goals do not meet the standards or goals set by various constituencies. In addition, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest in our competitors instead. Further, in the event we communicate certain initiatives or goals related to ESG, we could fail, or be perceived to have failed, in our achievement of such initiatives or goals. If we fail to satisfy the expectations of investors and other key stakeholders, or our initiatives are not executed as planned, our reputation, employee retention, and willingness of our customers and suppliers to do business with us, financial results, and stock price could be materially and adversely affected.

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

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2021 and 2020 (restated), (ii) Condensed Consolidated Balance Sheet as of September 30, 2021 and December 31, 2020 (restated), (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2021 and 2020 (restated), (iv) Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2021 and 2020 (restated) and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: May 13, 2022	By.	/s/ Dorith Hakim
Dorith Hakim Chief Executive Officer and President (Principal Executive Officer)

Dated: May 13, 2022	By.	/s/ Andrew L. Davis
Andrew L. Davis Chief Financial Officer (Principal Financial and Accounting Officer)