Form 10-K
period 2021-12-31
CPI AEROSTRUCTURES INC
filed 2022-08-19
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Commission file number 1-11398

CPI AEROSTRUCTURES, INC.

(Exact name of registrant as specified in its charter)

New York	11-2520310
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

91 Heartland Blvd., Edgewood, New York 11717

(Address of principal executive offices)

(631) 586-5200

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 par value	CVUA	NYSE American

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

Yes  ☐     No  ☒

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on OTC Pink on June 30, 2022 of $1.69) held by non-affiliates of the registrant was $18,845,469.

As of August 15, 2022, the registrant had 12,335,896 shares of common stock, $.001 par value, outstanding.

Documents Incorporated by Reference:

None.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

FORM 10-K

ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report on Form 10-K and in future filings by us with the Securities and Exchange Commission (“SEC”), the words or phrases “will” “will likely result,” “management expects” or “we expect,” “could,” “will continue,” “anticipated,” “estimated” or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. There can be no assurance that future developments will be those that have been anticipated. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Further, such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in “Item 1A: Risk Factors” included in this Annual Report on Form 10-K. We have no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

You should read the financial information set forth below in conjunction with our consolidated financial statements and notes thereto.

PART I

Item 1. BUSINESS

General

CPI Aerostructures, Inc., including its wholly owned subsidiary Welding Metallurgy, Inc. (“WMI”) and Compac Development Corporation, a wholly owned subsidiary of WMI (collectively, “CPI Aero”, the “Company”, “us” or “we”) is a manufacturer of structural assemblies, integrated systems, and kitted components for the domestic and international aerospace and defense (“A&D”) markets. Our products are generally used by customers in the production of fixed wing aircraft, helicopters, electronic warfare (“EW”) systems, intelligence, surveillance, and reconnaissance (“ISR”) systems, missiles, and other sophisticated A&D products. We are primarily a Tier 1 supplier to Original Equipment Manufacturers (“OEMs”). We are also a Tier 2 supplier to larger Tier 1 manufacturers and a prime contractor to the U.S. Department of Defense (“DOD”), primarily the United States (“U.S.”) Air Force (“USAF”). Our products are used by OEMs within both commercial aerospace and national security markets. In addition to our assembly operations, we provide manufacturing engineering, program management, supply chain management, kitting and maintenance repair and overhaul (“MRO”) services.

Our OEM customers in the defense sector include leading prime defense contractors such as:

●	Lockheed Martin Corporation - we provide products used in the production of Lockheed Martin Corporation’s (“Lockheed Martin”) F-35 Joint Strike Fighter and an international variant of the F-16 Falcon. We also provide structural assemblies to Sikorsky, a Lockheed Martin company (“Sikorsky”), for many of their military helicopter platforms including the UH-60 BLACK HAWK©, CH-53E and CH53K, and a special purpose helicopter;

●	Raytheon Technologies Corporation - we provide products to three business divisions of Raytheon Technologies Corporation (“Raytheon”): Intelligence and Space (the Next Generation Jammer – Mid-Band pod), Missiles & Defense (missile wing and Evolved Sea Sparrow missile launcher controller), and Collins Aerospace (Intelligence, Surveillance, and Reconnaissance airborne pods);

●	The Boeing Company - we provide critical wing structure for The Boeing Company’s (“Boeing”) A-10 re-wing program and welded structure for the CH-47 Chinook; and

●	Northrop Grumman Corporation – we provide structural components and kits for the Northrop Grumman Corporation (“NGC”) E-2D Advanced Hawkeye, various integrated radar and laser pod structures, welded tubes and welded fluid tanks for a classified program.

91% and 80% of our revenue in 2021 and 2020, respectively, was generated by subcontracts with defense prime contractors.

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

Our OEM customers in the civil aviation market include:

●	Embraer Executive Jets – we provide engine inlet assemblies for the Phenom 300 business jet; and

●	Gulfstream Aircraft Company– we provide a critical structure used to produce the wing of Gulfstream Aircraft Company’s large cabin executive business jets, including the flagship G650ER, the G700, and the recently announced G800.

6% and 10% of our revenue in 2021 and 2020, respectively, was generated by commercial contract sales.

CPI Aero also is a prime contractor to the DOD, primarily through contracts directly with the USAF and the Defense Logistics Agency (“DLA”), providing supply chain management, assembly & integration, and kitting services for the F-16 and T-38 Programs. 3% and 10% of our revenue in 2021 and 2020, respectively, were generated by direct government sales.

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

Significant Contracts

Our most significant contracts are described below:

Military Aircraft – Subcontracts with Prime Contractors

NGC E-2D Advanced Hawkeye: The NGC E-2D Advanced Hawkeye is an all-weather, carrier-based tactical Airborne Early Warning aircraft. The twin turboprop aircraft was designed and developed in the 1950s by the Grumman Aircraft Company for the U.S. Navy. The U.S. Navy aircraft has been progressively updated with the latest variant, the E-2D, first flying in 2007. In 2008, we received an initial $7.9 million order from NGC to provide structural kits used in the production of Outer Wing Panels (“OWP”) of the E-2D. We initially valued the long-term agreement at approximately $98 million over an eight-year period, with the potential to be in excess of $195 million over the life of the aircraft program. In February of 2019, we announced a new multi-year award valued at up to approximately $47.5 million. In June 2020, we announced that we had received firm orders valued in excess of $43 million and $5 million in long-lead funding in anticipation of purchase orders for OWP structural components and kits. Since 2008, the cumulative orders we have received on this program through December 31, 2021 exceed $227 million.

In addition, in 2015 we won an award to supply structural components and kits for the Wet Outer Wing Panel (“WOWP”) on the E-2D Advanced Hawkeye airborne early warning and control (“AEW&C”) aircraft that will be manufactured for the Japan Air Self Defense Force (“JASDF”). We are responsible for component source selection, supply chain management, delivery of kits, and are providing manufacturing engineering services to NGC during the integration of the components into the WOWP. In late 2019, CPI Aero received additional WOWP kit requirements increasing the total expected value of the WOWP program for JASDF to be in excess of $37 million.

In February 2020, the Company’s subsidiary WMI received from NGC approximately $4 million in purchase orders to provide numerous welded structure and tubes for the E-2D Advanced Hawkeye. Under the terms of the purchase orders, WMI will manufacture more than 140 different items in support of the production of at least 25 E-2D aircraft. The period of performance is expected to be through 2022 with strong potential for follow-on orders.

Raytheon ALQ-249 Next Generation Jammer – Mid-Band Pod (“NGJ-MB”): The Raytheon NGJ-MB pod is an external jamming pod that will disrupt and degrade enemy aircraft and ground radar and communication systems and will replace the ALQ-99 system on the U.S. Navy’s EA-6B Growler carrier-based electronic warfare aircraft. The U.S. Navy plans to install these pods on 139 EA-18G Growlers during the production phase. There are also 11 EA-18Gs operated by the Royal Australian Air Force. There are two pods per aircraft. Raytheon received a $1 billion sole source contract from the U.S. Navy in April 2016, and CPI Aero has a contract with Raytheon to assemble the pod structural housing and air management system (“AMS”) and integrate some Customer Furnished Equipment. In 2019, Raytheon authorized CPI Aero to begin production of pod structures and air management system components for the System Demonstration and Test Article (“SDTA”) phase of the NGJ-MB program. All SDTA pods and AMS components are expected to complete shipping during the first quarter of 2022. CPI Aero estimates the value of the NGJ-MB program through the SDTA phase to be approximately $60 million. On November 16, 2021 the Company announced it was authorized by Raytheon to start the production phase of the program. We believe that the total value of the NGJ-MB program through production will be in excess of $210 million through 2030.

A-10 Thunderbolt II “Warthog”: The Boeing A-10 Thunderbolt II, also known as the Warthog, is a twin-engine aircraft that provides close-air support of ground forces and employs a wide variety of conventional munitions including general-purpose bombs. The simple, effective and survivable single-seat aircraft can be used against all ground targets, including tanks and other armored vehicles. On August 21, 2019, Boeing announced it had received an Indefinite Delivery/Indefinite Quantity (“IDIQ”) contract award from the USAF with a maximum contract value of $999 million to manage the production of up to 112 new wing sets and spares kits for A-10 aircraft, and the USAF ordered 27 wing sets from Boeing immediately at contract award. In 2019, CPI Aero announced the receipt of an IDIQ contract with a maximum ceiling value of $48 million from Boeing for structural assemblies for the A-10. Under the terms of the IDIQ contract, CPI Aero will manufacture major structural subassemblies of the A-10 aircraft’s wing. The Company also announced that it has received initial purchase orders under the IDIQ contract valued at approximately $6 million for the production of four shipsets of assemblies and associated program start-up costs. In May 2020, CPI Aero announced the receipt of additional purchase orders totaling approximately $14 million from Boeing.

F-35 Lightning II: The Lockheed Martin F-35 Lightning II is a family of single-seat, single-engine, all-weather stealth multirole fighter aircraft that provides unmatched multi-role capability, survivability, and connectivity with data sharing capabilities essential for Joint All Domain Operations. Current DOD plans call for acquiring a total of 2,456 F-35s. Allies are expected to purchase hundreds of additional F-35s, with eight nations cost-sharing partners in the program with the United States and six other allied nations purchasing the F-35 via Foreign Military Sales agreements with the DOD. The Company has two significant contracts for products used on the F-35. In 2015, CPI Aero was awarded a multi-year contract to supply four different lock assemblies for the arresting gear door on the F-35C Carrier Take Off and Landing variant. CPI Aero made its first delivery under that contract in May 2017. In 2018, the Company received a new long-term agreement value at approximately $8 million for lock assemblies to be delivered between 2020 and 2024. In November 2017, CPI Aero was awarded an additional $15.8 million multi-year contract to manufacture canopy activation drive shaft assemblies for the F-35A, F-35B, and F-35C aircraft.

UH-60 “BLACK HAWK”: The Sikorsky UH-60 BLACK HAWK helicopter is the leader in multi-mission rotary wing aircraft. Among the mission configurations its serves are troop transport, medical evacuation, electronic warfare, attack, assault support and special operations. More than 3,000 BLACK HAWK helicopters are in use today, operating in 29 countries. CPI Aero and its WMI subsidiary manufacture several different structural assemblies, including welded structure, for the BLACK HAWK helicopter. The majority of CPI Aero’s contracts for the BLACK HAWK are as a Tier 1 supplier to Sikorsky. The Company also is a Tier 2 supplier to GKN Aerospace for ultimate use on the BLACK HAWK. In 2017, CPI Aero received an approximate $21 million long-term agreement through 2022 for the production of fuel panel assemblies, work it has performed for Sikorsky since 2010. Also in 2017, the Company received an $8 million long-term agreement through 2022 to manufacture machine gunner window assemblies, continuing work it has performed since 2010. A third five-year LTA was awarded in January 2022 estimated at $13.6 million with a period of performance from 2023-2027. Since October 2018, CPI Aero has received multiple purchase orders totaling $22 million for Hover Infrared Suppression System (“HIRSS”) module assemblies for use as spares on older variants of the UH-60 BLACK HAWK helicopter. The HIRSS is a defensive countermeasures system that is integral to the survival of the UH-60 Black Hawk by reducing the opportunity for an infrared-seeking threat system to acquire, lock onto, track, and destroy the helicopter. In May 2021, the Company announced receiving a multi-year contract valued at up to $17.2 million for the repair and overhaul of outboard stabilator assemblies in support of the Sikorsky MH-60 SEAHAWK.

F-16V Fighting Falcon: The Lockheed Martin F-16 is the world’s most successful, combat-proven multirole fighter. Approximately 3,000 operational F-16s are in service today in 25 countries. The F-16V is a new variant, sold exclusively to international air forces and is the most technologically advanced, fourth generation fighter in the world. In 2019, the Company announced it had been awarded a multi-year contract by Lockheed Martin to manufacture Rudder Island and Drag Chute Canister (“RI/DCC”) assemblies for the F-16V. The RI/DCC is a large structural sub-assembly that is installed on the tail section of the aircraft. Deliveries are expected to begin during late 2020 and continue through 2024. In June 2020, the Company announced that it had been awarded a follow-on order from Lockheed Martin to manufacture structural assemblies for new production F-16 Block 70/72 aircraft. The total value of the RI/DCC program is approximately $21 million and we have received more than $20.6 million in orders through December 31, 2021. Given the strength of Lockheed’s International Sales Forecast for the F-16, a follow-on to the existing contracted orders is possible.

CH-53K King Stallion: The CH-53K is a heavy-lift helicopter being developed by Sikorsky for the U.S. Marine Corps. We manufacture composite electronics racks as a Tier 2 supplier to Spirit AeroSystems, Inc., the manufacturer of the CH-53K cockpit and cabin. Through December 31, 2021, we had received orders valued at more than $3.6 million.

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

Military Aircraft – Prime Contracts with U.S. Government

F-16 “Fighting Falcon”: Since 2014, we have been a prime contractor to the DLA to provide structural wing components and logistical support for global F-16 aircraft MRO operations. Through December 31, 2021 we have received almost $15 million in orders on this program.

T-38 Pacer Classic III, Phase 2: For more than 50 years, the Northrop T-38 has been the principal supersonic jet trainer used by the USAF. The T-38C Pacer Classic III Fuselage Structural Modification Kit Integration program (“PC III”) and the Talon Repair Inspection and Maintenance (“TRIM”) programs are expected to increase the structural service life of the T-38 beyond 2030. In 2015, CPI Aero was awarded Phase 2 of PC III and has received purchase orders valued at approximately $2 million from the USAF to provide structural modification kits for the PC III aircraft structural modification program. Through December 2021, we have received $23.2 million in orders on this program.

T-38 Pacer Classic III, Phase 3 and TRIM: In July 2019, the Company announced a new $65.7 million IDIQ contract from the USAF for the final phase of PC III as well as TRIM. The TRIM program is a separate USAF structural modification effort that will extend the structural service life of T-38A and T-38 model types, as well as T-38C models that were not modified during PC III. Through December 31 2020, the Company had received orders valued at approximately $15.3 million for the PC III, Phase 3 and TRIM programs, and in 2021, the Company announced it had received three separate orders for additional requirements valued at approximately $16.2 million, bringing total orders under this long term contract to approximately $31.5 million.

Commercial Aircraft – Subcontracts with Prime Contractors

G650/G650ER/G700: The Gulfstream G650 is a twin-engine business jet airplane produced by Gulfstream Aerospace that can be configured to carry from 11 to 18 passengers. Gulfstream began the G650 program in 2005 and revealed it to the public in 2008. The G650 is Gulfstream’s largest and fastest business jet. The G650ER is an extended range version of the aircraft. In 2020, Gulfstream announced the launch of a new derivative the G700. In March 2008, Spirit AeroSystems, Inc. awarded us a contract to provide fixed leading edges for the Gulfstream G650 business jet, and derivative models, a commercial program that Spirit was supporting. In December 2014, Spirit transferred its work-scope on this program to Triumph Group. Due to the impact of the COVID-19 pandemic, in May 2020, Triumph Group cancelled nearly all open orders with the Company. On May 27, 2020, Triumph Group announced it had reached an agreement in principle to sell the G650 wing program to Gulfstream Aerospace, and on June 12, 2020, we received a joint communication from Gulfstream Aerospace and Triumph Group that stated Gulfstream’s intention to continue to purchase G650 wing components from the Company. In December 2020, we received purchase orders directly from Gulfstream for wing components for use on the G650, G650ER and/or G700 aircraft. We expect this work to continue through 2022.

Phenom 300: The Phenom 300 is a twin-engine, executive jet produced by Brazilian aircraft company Embraer, S.A. that can carry between six and 10 passengers and a crew of two. We have been producing engine inlet assemblies for Embraer under a long-term agreement we entered into in 2012. We have received approximately $40.3 million in orders on this program through December 31 2021. We estimate the potential value of the program to be in excess of $52 million.

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

Approximately $4.7 million and $2.9 million of our revenue for the years ended December 31, 2021 and 2020, respectively, were from customers outside the U.S. All other revenue for the years ended December 31, 2021 and 2020 has been attributable to customers within the U.S. We have no assets outside the U.S.

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

The total backlog at December 31, 2021 is primarily comprised of long-term programs with Raytheon (NGJ-MB; B-52 Radar Rack), USAF (T-38), Boeing (A-10), Sikorsky (UH-60), Northrop Grumman (E-2D), Lockheed Martin (F-16; F-35), Collins Aerospace (MS-110 and TacSAR pods) and Embraer (Phenom 300). Funded backlog is primarily from purchase orders under long-term contracts with the USAF (T-38), Boeing (A-10), Sikorsky (UH-60), Northrop Grumman (E-2D), Lockheed Martin (F-16; F-35), Raytheon (NGJ-MB; B-52 Radar Rack) and Embraer (Phenom 300). Approximately 52% of the funded backlog at December 31, 2021 is expected to be recognized as revenue during 2022.

Our total backlog as of December 31, 2021 and 2020 was as follows:

Backlog (Total)	December 31, 2021	December 31, 2020
Funded	$134,722,000	$169,567,000
Unfunded	366,997,000	306,618,000
Total	$501,719,000	$476,185,000

Approximately 98% of the total amount of our backlog at December 31, 2021 was attributable to government contracts, compared to 96% at December 31, 2020. Our backlog attributable to government contracts at December 31, 2021 and 2020 was as follows:

Backlog (Government)	December 31, 2021	December 31, 2020
Funded	$132,499,000	$166,156,000
Unfunded	358,133,000	290,632,000
Total	$490,632,000	$456,788,000

Our backlog attributable to commercial contracts at December 31, 2021 and 2020 was as follows:

Backlog (Commercial)	December 31, 2021	December 31, 2020
Funded	$2,223,000	$3,411,000
Unfunded	8,864,000	15,986,000
Total	$11,087,000	$19,397,000

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

Competition

We face competition in our role as both a prime contractor to the U.S. Government and as a Tier 1 or Tier 2 subcontractor to military and commercial aircraft manufacturers. Within our aerostructures capability, we often compete against much larger Tier 1 suppliers, such as Triumph Group, Spirit AeroSystems, Kaman Aerospace, GKN, Ducommun, and LMI Aerospace. We believe that we can compete effectively with these larger companies by delivering products with the same level of quality and performance at a better value for our customer. Within our aerosystems capability, such as our portfolio of EW and ISR integrated pod structures, we find more limited competition and are not aware of competition from any of the aerostructures companies mentioned above. In these cases, we typically compete with the internal manufacturing arm of our customers. We believe our unique skills related to integrated pod structures combined with a very efficient and generally much lower cost structure creates a competitive advantage for bidding on aerosystems contracts.

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

COVID-19 Coronavirus Pandemic Impact on Our Business

The outbreak of the COVID-19 coronavirus was declared a pandemic by the World Health Organization during our first quarter of 2020. During the latter part of that quarter and subsequent to that quarter end, the COVID-19 pandemic grew, causing non-essential businesses to shut down and many people to observe the shelter-in-place directive from our state government. Our business and operations and the industries in which we operate have been impacted by public and private sector policies and initiatives in the U.S. to address the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote work. The COVID-19 pandemic has contributed to a general slowdown in the global economy, has adversely impacted the businesses of certain of our customers and suppliers, and, if it continues for an extended period of time, it could adversely impact our results of operations and financial condition. In response to the COVID-19 impact on our business, we have been and continue to actively mitigate costs. We have also been taking actions to preserve capital and protect the long-term needs of our businesses, including negotiating progress payments with our customers and reducing discretionary spending. For more information on the current and potential impact of the COVID-19 pandemic on our business, see Risk Factors included in Part I, Item 1A of this Annual Report on Form 10-K.

During late 2020, we began to experience an increased rate of employees testing positive for COVID-19 and we took steps to mitigate virus transmission within the workplace. These steps included adding a second manufacturing shift to lessen employee density on the manufacturing floor and to require most non-manufacturing personnel to work from home. These measures continued into 2021. Despite these measures, we experienced a relatively high level of absenteeism directly or indirectly related to COVID-19. We have taken mitigating steps in an attempt to reduce the adverse effects of COVID-19 on our business. For example, we have curtailed discretionary spending and business travel, and taken other steps to preserve cash. We have also taken action to more closely manage the flow of materials to be more responsive to unanticipated changes in customer delivery schedules. Since May 2021 and through the date of this Annual Report on Form 10-K, we have experienced a decrease in the impact of COVID-19. However, we believe that the impact of COVID-19 on illness and absence rates, workflows and productivity at the Company and our business providers has been a contributing factor to the time required for our financial statement closing processes and the delayed filing of our SEC reports. Most non-manufacturing personnel have now returned to their regular in-person work schedules and we have returned to a single day shift manufacturing operation, although we do continue to experience employees and business partners with new COVID-19 diagnoses on an intermittent basis and we take needed steps to mitigate these impacts on the Company’s operation as they occur.

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

Human Capital Management

As of December 31, 2021, we had 249 full-time employees. We employ temporary personnel with specialized disciplines on an as-needed basis. We depend on a highly educated and skilled workforce. We seek to advance a diverse, equitable and inclusive work environment for all employees. Our ability to attract, develop and retain the best talent, particularly those with technical, engineering and science backgrounds or experience, is critical for us to execute our strategy and grow our businesses. Our management, with oversight from the Compensation and Human Resources Committee of our board of directors, monitors the hiring, retention and management of our employees and regularly conducts succession planning to ensure that we continue to cultivate the pipeline of talent needed to operate our business.

In addition, we have taken measures to protect our workforce in response to the COVID-19 pandemic, including allowing employees to work from home when possible and implementing safety protocols to support our essential employees required to work onsite, such as making changes to shift work to promote social distancing among our manufacturing personnel, and providing masks and hand sanitizer.

During the first quarter of 2022, the Company began a cost reduction initiative designed to improve operational efficiency and reduce costs during fiscal year 2022. Management is reallocating resources and reducing operating and general administrative expenses to more properly align the Company’s costs to anticipated near-term revenue given the timing differences between the conclusion of certain mature programs and the commencement of new programs in 2022. In connection with the cost reduction initiative, the Company executed a headcount reduction and furlough action in March 2022.

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

Risks Related to the Restatement of our Prior Period Consolidated Financial Statements and Material Weaknesses in our Internal Control

We have restated our consolidated financial statements during the past three years, including the restatement included in our 2020 Comprehensive Form 10-K/A. These restatements have affected and may continue to affect investor confidence, our stock price, our ability to raise capital in the future, and our reputation with our customers, have resulted and may continue to result in stockholder litigation and may reduce customer confidence in our ability to complete new contract opportunities.

In February 2019, we filed an amended Quarterly Report on Form 10-Q/A for the nine months ended September 30, 2018, which included a restatement of our financial statements for the period then ended. The restatement of such financial statements corrected an overstatement of revenue in such period due to the miscoding of an invoice in the Company’s records (the “Coding Error”). In August 2020, we filed an Annual Report on Form 10-K for the year ended December 31, 2019, which included a restatement of our financial statements for the year ended December 31, 2018 to correct certain errors relating to our recognition of revenue, which errors resulted from an incorrect application of U.S. GAAP (the “Revenue Recognition Error”). In November 2021, we filed a comprehensive Form 10-K/A (the “Comprehensive Form 10-K/A”) which included a restatement of our (i) consolidated balance sheet as of December 31, 2020 and December 31, 2019, and the related consolidated statements of operations, cash flows and shareholders’ deficit for the years ended December 31, 2020 and December 31, 2019, and (ii) consolidated balance sheets and statements of shareholders’ deficit as of March 31, 2020, June 30, 2020 and September 30, 2020, the related consolidated statements of operations for the three months ended March 31, 2020, the three and six months ended June 30, 2020 and the three and nine months ended September 30, 2020, and the consolidated statements of cash flows for the three, six and nine month periods ended March 31, 2020, June 30, 2020 and September 30, 2020, respectively, and related disclosures to correct errors in such financial statements relating to the recording and reporting of inventory costing and related internal controls (the “Inventory Costing Errors”) and resulting deficiencies in reserves (the “Insufficient Reserves”). The Inventory Costing Errors resulted from software processing and coding errors, inconsistent units of measure being used for quantities ordered and quantities received of certain purchased parts, incorrect accruals to accounting periods of the cost of certain goods received and the Company not having a procedure to address over or under absorbed overhead costs at the end of accounting periods. The Insufficient Reserves resulted from insufficient inventory reserves and provisions for loss contracts. The existence of the Coding Error, Revenue Recognition Error, the Inventory Costing Errors and the Insufficient Reserves, along with the related restatements, have had and may continue to have the effect of eroding investor confidence in the Company and our financial reporting and accounting practices and processes, have negatively impacted and may continue to negatively impact the trading price of our common stock, have resulted and may continue to result in stockholder litigation, may make it more difficult for us to raise capital on acceptable terms, if at all, and may negatively impact our reputation with our customers and cause customers to place new orders with other companies.

We have identified material weaknesses in our internal control over financial reporting which did and could continue to adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

As a result of the Inventory Costing Errors and the Insufficient Reserves, we have concluded that our internal control over financial reporting was not effective as of December 31, 2019, December 31, 2020 and December 31, 2021, and we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2019, December 31, 2020 and December 31, 2021 due to material weaknesses in our internal control over financial reporting. In connection with the Revenue Recognition Error, we previously determined that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2019 and December 31, 2018, and in connection with the Coding Error, we previously determined that our internal control over financial reporting and our disclosure controls and procedures were not effective as of September 30, 2018. The Revenue Recognition Error, Inventory Costing Errors and the Insufficient Reserves caused us to fail to comply with the financial covenants under our credit facility with BankUnited, N.A. and the restatement of such errors was a contributing factor in our failure to timely file periodic reports required under the Exchange Act. The Revenue Recognition Error also resulted in shareholder litigation.

As described in Item 9A of this Annual Report on Form 10-K, we have taken a number of steps during 2021 in order to strengthen our accounting function so as to allow us to be able to provide timely and accurate financial reporting, which have remediated the internal control deficiencies that led to the Revenue Recognition Error and the internal control deficiencies that led to the Coding Error which had been previously remediated. However, such steps were not sufficient to prevent the Inventory Costing Errors and the Insufficient Reserves referred to within Item 9A of this Annual Report on Form 10-K as the “First Quarter 2021 Material Weaknesses” and there can be no assurance that these steps will be successful in preventing future errors or that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future.

During 2021, controls and procedures have been put in place to address the Insufficient Reserves, some improvements in the Company’s internal controls over financial reporting have been made during 2021 with respect to the Inventory Costing Errors, and during 2022, we plan to conduct further work, and design and implement additional internal controls to remediate the material weakness in internal controls that existed at December 31, 2021 due to the Inventory Costing Errors, although there can be no guarantee that these controls, this work or planned additional controls will be successful.

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

Additionally, beginning in the fourth quarter of 2019, the Company began using inventory valuation and cost collection software associated with the Company’s jobs for which revenue is recognized using the point in time method of accounting. There can be no assurance that controls over inventory will be adequate to address all potential valuation issues that may arise in the future relating to the use of the software and additional internal controls may need to be developed.

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

We did not file our Quarterly Reports for the three months ended March 31, 2021, June 30, 2021 and September 30, 2021, this Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the three months ended March 31, 2022 (the “2022 Q1 Form 10-Q”) and our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022 (the “2022 Q2 Form 10-Q”) within the timeframes required by the SEC. We have not yet filed the 2022 Q1 Form 10-Q or the 2022 Q2 Form 10-Q. We will regain status as a current filer when we file the 2022 Q2 Form 10-Q and any subsequently delayed reports. However, we will not be considered a timely filer and will not be eligible to file a short-form registration statement on Form S-3 to register the offer and sale of our securities until twelve full calendar months from the date we regain status as a current filer. If we wish to register the offer and sale of our securities to the public prior to such time, we will be required to use the long-form registration statement, Form S-1, which may increase both our transaction costs and the amount of time required to complete the transaction. This may adversely affect our ability to raise funds, if we choose to do so.

The NYSE American exchange has suspended trading of our common stock and may delist our common stock from trading on the exchange. If our common stock is delisted from the NYSE American exchange, our business, financial condition, results of operations, stock price and investors’ ability to make transactions in our common stock could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired.

On May 19, 2022, the NYSE American exchange (the “Exchange”) announced the suspension of trading of our common stock due to non-compliance with the SEC annual and quarterly report timely filing criteria provided for in Section 1007 of the Exchange’s Company Guide (the “Company Guide”) and announced that it was initiating proceedings to delist our common stock. The Company filed a request for review of the Exchange’s determination to initiate delisting proceedings to a Committee of the Board of Directors of NYSE Regulation (the “Committee”). A hearing for this review before a Listing Qualification Panel of the Committee has been scheduled for September 7, 2022 (the “Hearing”). The delisting action has been stayed pending the outcome of the review although trading of our common stock on the Exchange remains suspended.

We will become current with our SEC reports upon the filing of the 2022 Q1 Form 10-Q and the 2022 Q2 Form 10-Q. The Company believes that becoming current with our SEC reports will resolve the condition that led to NYSE American suspending trading in the Company’s common stock on the Exchange and its determination to commence proceedings to delist the common stock from the Exchange. The 2022 Q1 Form 10 Q and 2022 Q2 Form 10-Q will be filed as soon as practicable. We cannot assure you that if the Company becomes current with our SEC reports before the Hearing or the outcome of the Hearing will result in the Exchange changing its delisting determination or that our common stock will resume trading on the Exchange in the future.

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

The delisting of our common stock from the Exchange could adversely affect our business, financial condition and results of operations and our ability to attract new investors, reduce the price at which our common stock trades, decrease, investors’ ability to make transactions in our common stock, decrease the liquidity of our outstanding shares, increase the transaction costs inherent in trading such shares, and reduce our flexibility to raise additional capital with overall negative effects for our stockholders.

There is currently a very limited trading market for our common stock and investors are not assured of the opportunity to make transactions in our common stock.

The Company is not current in its SEC reporting obligations with respect to its 2022 Q1 Form 10-Q and its 2022 Q2 Form 10-Q. Companies that are not current in their SEC reporting obligations in accordance with the provisions of Rule 15c-11 (“Rule 15c2-11”) promulgated under the Securities Exchange Act of 1934, as amended, do not have current information publicly available and do not meet the requirements for ongoing quoting of their securities on one of the public markets (the “OTC Markets”) operated by the OTC Markets Group. Effective July 15, 2022, the Company’s common stock is quoted on the OTC Markets Group’s “Expert Market.”

The Expert Market is available for unsolicited quotes only, meaning broker-dealers may use the Expert Market to publish unsolicited quotes representing orders from retail and institutional investors who are not affiliates or insiders of the Company. Quotations in Expert Market securities are made available to broker-dealers, institutions, and other sophisticated investors. Accordingly, investors are not assured of the opportunity to purchase or sell their shares when they desire to do so or at all.

The Company intends to become current with its SEC reporting obligations as soon as practicable. The Company anticipates that after it becomes current in its SEC reporting obligations its common stock will become eligible to be quoted on one of the OTC Markets through the filing of a Form 211 with the Financial Industry Regulatory Authority (or reliance on OTC Market Group’s current information designations in lieu thereof). There can be no assurance that the Company’s common stock will be quoted on an OTC Market or any other market or exchange or when that may occur in the future.

Risks Related to Global Events

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

The extent to which COVID-19 affects our operations will depend on future developments, which are highly uncertain, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or address its impact, among others. If significant portions of our workforce or our suppliers’ workforces are unable to work effectively, including because of illness, quarantines, government actions, facility closure or other restrictions in connection with the COVID-19 pandemic, our operations will likely be impacted. For example, we believe that the impact of COVID-19 on illness and absence rates, workflows and productivity at the Company and our business partners during 2020, 2021 and year-to-date 2022 has been a contributing factor to the time required for our financial statement closing processes and the delayed filing of our SEC reports. Further absences may cause us to be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable or adequately covered by insurance. In addition, the impact on our accounting staff and outside advisors may hamper our efforts to comply with our filing obligations with the SEC.

During late 2020, we began to experience an increased rate of employees testing positive for COVID-19 and we took steps to mitigate virus transmission within the workplace. These steps included adding a second manufacturing shift to lessen employee density on the manufacturing floor and to require most non-manufacturing personnel to work from home. These measures continued into 2021. Despite these measures, we experienced a relatively high level of absenteeism directly or indirectly related to COVID-19. We have taken mitigating steps in an attempt to reduce the adverse effects of COVID-19 on our business. For example, we have curtailed discretionary spending and business travel, and taken other steps to preserve cash. We have also taken action to more closely manage the flow of materials to be more responsive to unanticipated changes in customer delivery schedules. Since May 2021 and through the date of this Annual Report on Form 10-K, we have experienced a decrease in the impact of COVID-19. However, we believe that the impact of COVID-19 on illness and absence rates, workflows and productivity at the Company and our business providers has been a contributing factor to the time required for our financial statement closing processes and the delayed filing of our SEC reports. Most non-manufacturing personnel have now returned to their regular in-person work schedules and we have returned to a single day shift manufacturing operation, although we do continue to experience employees and business partners with new COVID-19 diagnoses on an intermittent basis and we take needed steps to mitigate these impacts on the Company’s operation as they occur.

The Russian invasion of Ukraine in 2022 and the retaliatory measures imposed by the U.S., United Kingdom, European Union and other countries and the responses of Russia to such measures have caused significant disruptions to domestic and foreign economies.

The invasion of Ukraine by the Russian Federation had an immediate impact on the global economy resulting in higher prices for oil and other commodities. The U.S., United Kingdom, European Union and other countries responded to Russia’s invasion of Ukraine by imposing various economic sanctions and bans. Russia has responded with its own retaliatory measures. These measures have impacted the availability and price of certain raw materials and transportation costs. The invasion and retaliatory measures also disrupted economic markets. The global impact of these measures is continually evolving and cannot be predicted with certainty and there is no assurance that Russia’s invasion of Ukraine and responses thereto will not further disrupt the global economy and supply chain. Further, there is no assurance that even when the invasion of Ukraine ceases, that nations will not continue to impose sanctions and bans on other nations.

While these events have not interrupted our operations or materially impacted our ability to obtain raw materials, these or future developments resulting from the invasion of Ukraine such as a cyberattack on the U.S., us or our suppliers, could make it difficult for or increase the cost of certain raw materials and transportation costs, or make it difficult to access debt and equity capital on attractive terms, if at all, and impact our ability to fund business activities and repay debt on a timely basis.

Russia’s invasion of Ukraine may alter countries’ willingness to rely on others as the source of certain products and material.

Historically, prime contractors and OEMs in the U.S. A&D industry have relied upon suppliers outside the U.S. for products and raw materials. Russia’s invasion of Ukraine and the economic disruption resulting from retaliatory measures may cause many of these companies to rethink these strategies and seek sources of supply within the U.S. To the extent they do so, it could disrupt domestic markets for raw materials and supplies, and the market for the skilled laborers we need to manufacture our products.

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

U.S. and global responses to actual or potential military conflicts such as Russia’s invasion of Ukraine, terrorism, perceived nuclear, biological and chemical threats and other global political crises increase uncertainties with respect to the U.S. and other business and financial markets. Several factors associated, directly or indirectly, with actual or potential military conflicts, terrorism, perceived nuclear, biological and chemical and cyber threats, and other global political crises and responses thereto, may adversely affect the mix of products purchased by defense departments in the U.S. or other countries to platforms not serviced by us. A shift in defense budgets to product lines we do not produce could have a material adverse effect on our business, financial condition and results of operations.

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

The aerospace and defense industry is experiencing significant consolidation, including among our customers, competitors and suppliers. While we believe we have positioned our Company to take advantage of opportunities to market to a broad customer base, which we believe will reduce the potential impact of industry consolidation, there can be no assurance that industry consolidation will not impact our business. Consolidation among our customers may result in delays in the awarding of new contracts and losses of existing business. Consolidation among our competitors may result in larger competitors with greater resources and market share, which could adversely affect our ability to compete successfully. Consolidation among our suppliers may result in fewer sources of supply and increased cost to us.

We depend upon a select base of large prime defense contractors for the majority of our revenue, which subjects us to unique risks which may adversely affect us.

We currently generate a majority of our revenues by producing products for numerous programs under contracts with three prime defense contractors to the U.S. Government. These significant customers – Northrop Grumman, Lockheed Martin and Raytheon – constituted approximately 32%, 22% and 19%, respectively of our 2021 revenue. Our revenues from these customers are diversified over a number of different aerospace and defense products, programs and subsidiaries within these customers, however, any significant change in production rates by any of these customers would have a material effect on our results of operations and cash flows. There is no assurance that our current significant customers will continue to buy products from us at current levels, that we will retain any or all of our existing significant customers, or that we will be able to form new relationships with other customers upon the loss of one or more of our existing significant customers.

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

We are subject to intense competition for the skilled technicians necessary to manufacture our products.

We are subject to intense competition for the services of skilled technicians necessary to manufacture our products and those of other companies in the A&D industry. The demand for these individuals may increase as other manufacturers seek to bring to the U.S. manufacturing processes currently outsourced overseas. If the U.S. economy undergoes a period of inflation, our labor costs may increase which could have a material adverse effect on our business, financial condition and results of operations.

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

Our working capital requirements can vary significantly, depending in part on the timing of new program awards and the payment terms with our customers and suppliers. If our working capital needs exceed our cash flows from operations, we would look to our cash balances and availability for borrowings under the BankUnited credit facility to satisfy those needs, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts, if at all.

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

We are presently classified as a small business under the North American Industry Classification Systems (“NAICS”) industry and product specific codes that are regulated in the U.S. by the Small Business Administration. We are not considered a small business under all NAICS codes. While we do not presently derive a substantial portion of our business from contracts that are set-aside for small businesses, we are able to bid on small business set-aside contracts as well as contracts that are open to non-small business entities. As the NAICS codes are periodically revised, it is possible that we may lose our status as a small business. The loss of small business status would adversely affect our eligibility for special small business programs and limit our ability to collaborate with other business entities which are seeking to team with small business entities as may be required under a specific contract.

Cyber security attacks, internal system or service failures may adversely impact our business and operations.

Any system or service disruptions, including those caused by projects to improve our information technology systems, if not anticipated and appropriately mitigated, could disrupt our business and impair our ability to effectively provide products and related services to our customers and could have a material adverse effect on our business. We could also be subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Cyber security threats are evolving and include, but are not limited to, malicious software, phishing and other unauthorized attempts to gain access to sensitive, confidential or otherwise protected information related to us or our products, customers or suppliers, or other acts that could lead to disruptions in our business. The COVID-19 pandemic has forced many of our non-manufacturing employees to shift to work-from-home arrangements at times, which increases our vulnerability to email phishing, social engineering or “hacking” through our remote networks, and similar cyber-attacks aimed at employees working remotely. Because the techniques used by cyber-attackers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these tactics. Any such failures to prevent or mitigate cyber-attacks could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs or subject us to claims and damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats, including contracting with an outside cyber security firm to provide constant monitoring of our systems, and training our employees to recognize attacks, there can be no assurance that these procedures and controls will be sufficient. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption which would adversely affect our business, results of operations and financial condition. Moreover, expenditures incurred in implementing cyber security and other procedures and controls could adversely affect our results of operations and financial condition.

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

As of December 31, 2021, we had approximately $81.9 million of gross net operating losses (“NOLs”) for federal tax purposes and approximately $40.5 million of post-apportionment NOLs for state tax purposes. As a result of the Tax Cuts and Jobs Act of 2017 and the Coronavirus Aid, Relief, and Economic Security Act of 2020, NOLs arising before January 1, 2018, and NOLs arising after January 1, 2018, are subject to different rules. Our pre-2018 NOLs totaled approximately $78.9 million; these NOLs will expire in varying amounts from 2034 through 2039, if not utilized, and can offset 100% of future taxable income for regular tax purposes. Our NOLs arising in 2018, 2019 and 2020 can generally be carried back five years, carried forward indefinitely and can offset 100% of taxable income for tax years before January 1, 2021 and up to 80% of taxable income for tax years after December 31, 2020. Any NOLs arising on or after January 1, 2021, cannot be carried back, can generally be carried forward indefinitely and can offset up to 80% of future taxable income.

Our ability to fully recognize the benefits from our NOLs is dependent upon our ability to generate sufficient income prior to their expiration. In addition, our NOL carryforwards may be limited if we experience an ownership change as defined by Section 382 of the Internal Revenue Code (“Section 382”). In general, an ownership change under Section 382 occurs if 5% shareholders increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a relevant lookback period. For the year ended December 31, 2021 we have determined that no ownership change occurred during the relevant lookback period that would limit our ability to use our NOLs, however the sale of additional equity securities in the future may trigger an ownership change under Section 382 which could significantly limit our ability to utilize our tax benefits.

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

Risks Related to Our Indebtedness and Liquidity

We obtained amendments to and received waivers of and consents to non-compliance with certain covenants under our credit facility with BankUnited and there can be no assurance that we will not fall out of compliance with our covenants in the future.

The Company was not in compliance with certain financial covenants under its credit facility (the “BankUnited Facility” or the “Credit Agreement”) with BankUnited, N.A. (“BankUnited”) for the year ended December 31, 2020,the quarter ended March 31, 2021, the year ended December 31, 2021 and the quarter ended March 31, 2022, and financial statement submission covenants for the year ended December 31, 2020, the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021, the year ended December 31, 2021 and the quarters ended March 31, 2022 and June 30, 2022 and obtained amendments to and received waivers of and consents to the non-compliance, as described in more detail in Note 8 to our consolidated financial statements included in Part II Item 8 of this Annual Report on Form 10-K. There can be no assurance that we will be in compliance with our covenants in the future or that BankUnited will grant further waivers if we fall out of compliance or consents to future non-compliance. If we fall out of compliance with our banking covenants, BankUnited may declare a default under the BankUnited Facility and, among other remedies, could declare the full amount of the BankUnited Facility immediately due and payable and could foreclose against our collateral. If this were to occur, we may be unable to secure outside financing, if needed, to fund ongoing operations and for other capital needs. Any sources of financing that may be available to us could also be at higher costs and require us to satisfy more restrictive covenants, which could limit or restrict our operations, cash flows and earnings. We cannot ensure that additional financing would be available to us, or be sufficient or available on satisfactory terms.

Our capital requirements, liquidity and financial condition raise significant risk as to our ability to continue as a going concern.

Our working capital requirements can vary significantly, depending in part on the timing of the conclusion of mature programs and new program awards and the payment terms with our customers and suppliers. There is currently no availability for borrowings under our credit facility (the “BankUnited Facility”) and the Company finances its operations from internally generated cash flow. Note 8 to our consolidated financial statements included in Part II - Item 8 includes a discussion regarding the BankUnited Facility and recent amendments thereto which provide, among other things, for increases in principal payments and the interest rate on the loans provided for therein. Also, the Company currently has a shareholders’ deficit and has experienced losses from operations and negative cash flows from operations in prior periods. These factors collectively represent significant risk to the Company’s ability to continue to operate as a going concern and management has assessed these risks. Based upon this assessment and the execution of the plans described in Part II Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Outlook - Liquidity, it is management’s estimation that there will likely not be any individual conditions or combination of events that will occur in the coming year which would cause the Company to be unable to meet its obligations or otherwise continue as a going concern. However, we cannot ensure that such plans will accomplish their intended goals.

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

CPI Aero’s executive offices and production facilities are situated in an approximately 171,000 square foot building located at 91 Heartland Blvd., Edgewood, New York 11717. We use approximately 131,000 square feet of this building for manufacturing space and 40,000 square feet for offices and laboratories for engineering and design work. CPI Aero occupies this facility under a lease that expires on April 30, 2026.

Item 3.	LEGAL PROCEEDINGS

Settlement of Working Capital Dispute

In December 2018, the Company completed the acquisition of WMI from Air Industries for a purchase price of $7.9 million, subject to a potential post-closing working capital adjustment. Of the purchase price, $2 million was placed in escrow at closing and was to be released after the completion of the working capital adjustment and for indemnification contingencies. Air Industries objected to the Company’s calculation of the post-closing working capital adjustment and rejected the determination of BDO, the independent accountant appointed by the parties to resolve the dispute. On September 27, 2019, the Company filed a notice of motion in the Supreme Court of the State of New York, County of New York, against Air Industries seeking, among other things, a judgment against Air Industries in the amount of approximately $4.1 million. In October 2019, Air Industries and the Company jointly authorized the release to the Company of approximately $619,000 from escrow, which represented the value of certain undisputed items.

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

Class Action Lawsuit

As previously disclosed, a consolidated class action lawsuit (captioned Rodriguez v. CPI Aerostructures, Inc., et al., No. 20-cv-01026) has been filed in the U.S. District Court for the Eastern District of New York against the Company, Douglas McCrosson, the Company’s former Chief Executive Officer, Vincent Palazzolo, the Company’s former Chief Financial Officer, and the two underwriters of the Company’s October 16, 2018 offering of common stock, Canaccord Genuity LLC and B. Riley FBR. The Amended Complaint in the action asserts claims on behalf of two plaintiff classes: (i) purchasers of the Company’s common stock issued pursuant to and/or traceable to the Company’s offering conducted on or about October 16, 2018; and (ii) purchasers of the Company’s common stock between March 22, 2018 and February 14, 2020. The Amended Complaint alleges that the defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act by negligently permitting false and misleading statements to be included in the registration statement and prospectus supplements issued in connection with its October 16, 2018 securities offering. The Amended Complaint also alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated by the SEC, by making false and misleading statements in the Company’s periodic reports filed between March 22, 2018 and February 14, 2020. Plaintiff seeks unspecified compensatory damages, including interest; rescission or a rescissory measure of damages; unspecified equitable or injunctive relief; and costs and expenses, including attorney’s fees and expert fees. On February 19, 2021, the Company moved to dismiss the Amended Complaint. Plaintiff submitted a brief in opposition to the motion to dismiss on April 23, 2021.

On May 20, 2021, the parties reached a settlement in the amount of $3,600,000, subject to court approval. On July 9, 2021, Plaintiff filed an unopposed motion for preliminary approval of the settlement. On November 10, 2021, a magistrate judge recommended that the Court grant the motion for preliminary approval in its entirety. The Court adopted the recommendation on May 27, 2022, and entered an order granting preliminary approval of the settlement on June 7, 2022. The magistrate judge will hold a hearing on September 9, 2022 to decide whether to grant final approval of the settlement. After satisfaction of our $750,000 retention, the Settlement Amount will be covered and paid by our directors’ and officers’ insurance carrier. As of March 31, 2021, we have previously paid or accrued to our financial statements covered expenses totaling $750,000, and have therefore met our directors’ and officers’ retention requirement, which caps the Company’s expenses pertaining to the class action suit.

As of December 31, 2021, in order to reflect the amounts owed from our directors’ and officers’ insurance carrier and to the Plaintiffs, we have recorded to our balance sheet a litigation settlement obligation of $3,003,259 and an insurance recovery receivable of $2,850,000; this obligation and receivable will be relieved from our balance sheet upon the payment of the Settlement Amount to the Plaintiff by our directors’ and officers’ insurance carrier.

Shareholder Derivative Action

Four shareholder derivative actions, each based on substantially the same facts as those alleged in the class action discussed above, have been filed against current members of our board of directors and certain of our current and former officers.

The first action (captioned Moulton v. McCrosson, et.al., No. 20-cv-02092) was filed in the U.S. District Court for the Eastern District of New York. It purports to assert derivative claims against the individual defendants for violations of Section 10(b) and 21D of the Exchange Act, breach of fiduciary duty, and unjust enrichment and seeks to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct. The complaint also seeks declaratory, equitable, injunctive, and monetary relief, as well as attorneys’ fees and other costs. On October 26, 2020, the plaintiff filed an amended complaint. On January 27, 2021, the Court stayed the action pursuant to a joint stipulation filed by the parties.

The second action (captioned Woodyard v. McCrosson, et al., Index No. 613169/2020) was filed on September 17, 2020, in the Supreme Court of the State of New York (Suffolk County). It purports to assert derivative claims against the individual defendants for breach of fiduciary duty and unjust enrichment, and seeks to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct, along with declaratory, equitable, injunctive and monetary relief, as well as attorneys’ fees and other costs. On December 22, 2020, the parties filed a joint stipulation staying the action pending further developments in the class action.

The third action (captioned Berger v. McCrosson, et al., No. 1:20-cv-05454) was filed on November 10, 2020, in the U.S. District Court for the Eastern District of New York.The complaint, which is based on the shareholder’s inspection of certain corporate books and records, purports to assert derivative claims against the individual defendants for breach of fiduciary duty and unjust enrichment, and seeks to implement reforms to the Company’s corporate governance and internal procedures and to recover on behalf of the Company an unspecified amount of monetary damages. The complaint also seeks equitable, injunctive, and monetary relief, as well as attorneys’ fees and other costs.

On March 19, 2021, the parties to the Moulton and Berger actions filed a joint stipulation consolidating the actions (under the caption In re CPI Aerostructures Stockholder Derivative Litigation, No. 20-cv-02092) and staying the consolidated action pending further developments in the class action.

The fourth action (captioned Wurst v. Bazaar, et al., Index No. 605244/2021) was filed on March 24, 2021, in the Supreme Court of the State of New York (Suffolk County). The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct. The complaint also seeks declaratory, equitable, injunctive, and monetary relief, as well as attorneys’ fees and other costs. On April 12, 2021, the parties filed a joint stipulation staying the action pending further developments in the class action.

On June 13, 2022, the plaintiffs in the consolidated federal action informed the Court that the Company and all defendants had reached an agreement in principle with all plaintiffs to settle the shareholder derivative lawsuits described above. On June 16, 2022, the plaintiffs in the consolidated federal action filed an unopposed motion for preliminary approval of the settlement. On July 22, 2022, the Court referred the motion to the magistrate judge; the motion remains pending. The settlement is subject to Court approval and, if approved, will result in the dismissal of the shareholder derivative lawsuits. As part of the proposed settlement, the Company has agreed to undertake (or confirm that it has undertaken already) certain corporate governance reforms and to pay attorneys’ fees to plaintiffs’ counsel. The attorneys’ fees will be covered and paid by our directors’ and officers’ insurance carrier, after satisfaction of our $750,000 retention.

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

Before May 20, 2022 our shares of common stock were traded on the NYSE American exchange under the symbol “CVU”. On May 19, 2022, the NYSE American exchange announced the suspension of trading of our common stock due to non-compliance with the Exchange’s SEC annual and quarterly report timely filing criteria provided for in Section 1007 of the Exchange’s Company Guide and announced that it was initiating proceedings to delist our common stock. The Company filed a request for review of the Exchange’s determination to initiate delisting proceedings. A hearing for this review before a Listing Qualification Panel of the Committee has been scheduled for September 7, 2022. The delisting action has been stayed pending the outcome of the review although trading on the Exchange remains suspended.

Shares of our common stock can only be traded in the OTC Markets Group’s Expert Market under the symbol “CVUA”. The Expert Market is available for unsolicited quotes only, meaning broker-dealers may use the Expert Market to publish unsolicited quotes representing orders from retail and institutional investors who are not affiliates or insiders of the Company. Quotations in Expert Market securities are made available to broker-dealers, institutions, and other sophisticated investors.

See Part I Item 1A Risk Factors - “The NYSE American exchange has suspended trading of our common stock and may delist our common stock from trading on the exchange. If our common stock is delisted from the NYSE American exchange, our business, financial condition, results of operations, stock price and investors’ ability to make transactions in our common stock could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired” and “There is currently a very limited trading market for our common stock and investors are not assured of the opportunity to make transactions in our common stock.”

On August 15, 2022, there were 589 holders of record of our shares of common stock. We believe there are substantially more beneficial holders of our common stock.

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

Recent Sales of Unregistered Securities

There have been no sales of unregistered equity securities for the three months ended December 31, 2021. There have been no repurchases of our outstanding common stock during the three months ended December 31, 2021.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information at December 31, 2021 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	—	$—	475,045
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	$—	475,045

Long-term equity incentives are an important component of compensation and are designed to align the interests of our executive officers and directors who receive long-term equity awards with the Company’s long-term performance and to increase shareholder value. The Company has awarded long-term incentive compensation pursuant to two plans:

2016 Long-Term Incentive Plan. The 2016 Long-Term Incentive Plan, as amended, authorizes the grant of 1,400,000 shares of our common stock, which may be granted in the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options, and other stock-based awards, to employees, officers, directors, and consultants of the Company. As of December 31, 2021, we have granted 927,319 shares under this plan and 472,681 shares remained available for grant under this plan.

Performance Equity Plan 2009. The Performance Equity Plan 2009 authorizes the grant of 500,000 stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options, and other stock-based awards. As of December 31, 2021, we have granted 497,636 shares under this plan and 2,364 shares remained available for grant.

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

Recent Developments

NYSE American Listing Standards Non-Compliance and Delisting Determination

On May 19, 2022, the Exchange announced the suspension of trading of our common stock due to non-compliance with the Exchange’s SEC annual and quarterly report timely filing criteria provided for in Section 1007 of the Company Guide and announced that it was initiating proceedings to delist our common stock. The Company filed a request for review of the Exchange’s determination to initiate delisting proceedings to the Committee. A hearing for this review before a Listing Qualification Panel of the Committee has been scheduled for September 7, 2022. The delisting action has been stayed pending the outcome of the review.

We will become current with our SEC reports upon the filing of the 2022 Q1 Form 10-Q and the 2022 Q2 Form 10-Q. The Company believes that becoming current with our SEC reports will resolve the condition that led to NYSE American suspending trading in the Company’s common stock on the Exchange and its determination to commence proceedings to delist the common stock from the Exchange. The 2022 Q1 Form 10-Q and 2022 Q2 Form 10-Q will be filed as soon as practicable. We cannot assure you that if the Company becomes current with our SEC reports before the Hearing or the outcome of the Hearing will result in the Exchange changing its delisting determination or that our common stock will resume trading on the Exchange in the future.

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

See Part I Item 1A Risk Factors - “The NYSE American exchange has suspended trading of our common stock and may delist our common stock from trading on the exchange. If our common stock is delisted from the NYSE American exchange, our business, financial condition, results of operations, stock price and investors’ ability to make transactions in our common stock could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired”.

Trading of Common Stock on Expert Market

The Company is not current in its SEC reporting obligations with respect to its 2022 Q1 Form 10-Q and its 2022 Q2 Form 10-Q. Companies that are not current in their SEC reporting obligations in accordance with the provisions of Rule 15c-11 (“Rule 15c2-11”) promulgated under the Securities Exchange Act of 1934, as amended, do not have current information publicly available and do not meet the requirements for ongoing quoting of their securities on one of the public markets (the “OTC Markets”) operated by the OTC Markets Group. Effective July 15, 2022, the Company’s common stock is quoted on the OTC Markets Group’s “Expert Market.”

The Expert Market is available for unsolicited quotes only, meaning broker-dealers may use the Expert Market to publish unsolicited quotes representing orders from retail and institutional investors who are not affiliates or insiders of the Company. Quotations in Expert Market securities are made available to broker-dealers, institutions, and other sophisticated investors. Accordingly, investors are not assured of the opportunity to purchase or sell their shares when they desire to do so or at all.

See Part I Item 1A Risk Factors - “There is currently a very limited trading market for our common stock and investors are not assured of the opportunity to make transactions in our common stock.”

Restatement due to Inventory Costing Errors and Insufficient Reserves

As previously reported, on June 4, 2021, the audit and finance committee (the “Audit and Finance Committee”) of the board of directors of the Company determined, based on the recommendation of management and in consultation with CohnReznick LLP (“CohnReznick”), the Company’s independent registered public accounting firm, that the Company’s financial statements which were included in its Annual Report on Form 10-K for the year ended December 31, 2020 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020, and September 30, 2020 as filed with the SEC should no longer be relied upon due to errors in such financial statements relating to the recording and reporting of inventory costing and related internal controls (the “Inventory Costing Errors”) and that management’s reports on the effectiveness of internal control over financial reporting, press releases, and investor communications describing the Company’s financial statements for such periods should no longer be relied upon. The Company’s management identified the Inventory Costing Errors during its inventory testing procedures for the preparation of the Company’s financial statements for the quarterly period ended March 31, 2021. At the time of the June 2021 disclosure, the Company estimated and disclosed that the Inventory Costing Errors were expected to increase the 2020 net loss reported on the Annual Report on Form 10-K for the year ended December 31, 2020 by $1.9 million to $2.3 million. The Company has determined that the Inventory Costing Errors increased 2020 net loss by $2,010,084.

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

On November 16, 2021, the Audit and Finance Committee determined, based on the analysis and recommendation of management and in consultation with CohnReznick, that the Company’s financial statements as of and for the period ended December 31, 2019 which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 should no longer be relied upon due to errors in such financial statements relating to the recording and reporting of the Insufficient Reserves, that, similarly, management’s reports on the effectiveness of internal control over financial reporting, press releases, and investor communications describing the Company’s financial statements for such period should no longer be relied upon, and stated that the Company expected to restate its Annual Report on Form 10-K for the years ended December 31, 2020 and December 31, 2019, and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020, and September 30, 2020 as filed with the SEC (the “Original Forms 10-Q”) by filing the Comprehensive Form 10-K/A.

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

Management has considered the effect of the Inventory Costing Errors and the Insufficient Reserves on the Company’s prior conclusions of the adequacy of its internal control over financial reporting and disclosure controls and procedures as of the end of each of the applicable periods. As a result of the Inventory Costing Errors and the Insufficient Reserves, management has determined that a material weakness existed in the Company’s internal control over financial reporting as of the end of the quarterly periods ended March 31, 2020, June 30, 2020, September 30, 2020 and for the years ended December 31, 2020 and 2019. See Part II Item 9A – Controls and Procedures within this Annual Report on Form 10-K for a description of these matters.

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

The Comprehensive Form 10-K/A contains our audited restated annual financial statements as of and for the years ended December 31, 2020 and 2019, as well as our unaudited restated quarterly financial statements as of and for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020. The restatement is discussed in more detail within Part II, Item 8 Note 16, “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Amendments and Waivers to the BankUnited Facility

On May 11, 2021, we entered into the Seventh Amendment (defined below). Under the Seventh Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to July 31, 2022, and (b) amending the leverage ratio covenant . Additionally, under the Seventh Amendment, BankUnited waived late delivery of certain financial information.

On October 28, 2021, we entered into the Eighth Amendment (defined below). Under the Eighth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to December 31, 2022, (b) reducing the availability under the Revolving Loan from $24 million to $21 million while eliminating the requirement to maintain a minimum $3.0 million in a combination of Revolving Loan availability and unrestricted cash, (c) providing for the repayment of an additional $750,000 of the principal balance of the Term Loan in three installments of $250,000 on November 30, 2021, December 31, 2021 and March 31, 2022 in addition to $200,000 regular monthly principal payments through December 31, 2022, (d) amending the minimum debt service coverage ratio covenant and (e) amending the maximum leverage ratio covenant. Additionally, under the Eighth Amendment, BankUnited waived certain covenant non-compliance and waived temporarily, late delivery of certain financial information. In connection with the Eighth Amendment, a $250,000 amendment fee (the “Amendment Fee”) was earned by the lenders on December 31, 2021 which the Company elected to pay in kind and accrue and capitalize rather than pay in cash. As at December 31, 2021, the Amendment Fee payable was posted by BankUnited to the Revolving Loan and on February 11, 2022, in agreement with the Company, the Amendment Fee was reclassified by BankUnited to the Term Loan. The Company has recorded this payable to its financial statements accordingly.

On April 12, 2022 the Company entered into the Ninth Amendment (defined below) to the Credit Agreement. Under the Ninth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to September 30, 2023, (b) providing for the repayment of an additional $750,000 of the principal balance of the Term Loan in three installments of $250,000 on September 30, 2022, December 31, 2022 and March 31, 2023 in addition to $200,000 regular monthly principal payments through December 31, 2022 and (c) increasing the interest on the Revolving Loan, Term Loan, and the Amendment Fee as follows: through June 30, 2022, Prime Rate (as defined in the Credit Agreement) plus 2.5%; from July 1, 2022 through August 31, 2022, Prime Rate plus 5%; from September 1, 2022 through October 31, 2022, Prime Rate plus 6%; from November 1, 2022 through December 31, 2022, Prime Rate plus 7%; and from January 1, 2023 through September 30, 2023, Prime Rate plus 8%. Additionally, under the Ninth Amendment, the Credit Agreement financial covenants were amended. BankUnited also waived or consented to certain covenant non-compliance, waived temporarily or consented to, late delivery of certain financial information and waived permanently late delivery of certain pro-forma budget information.

On August 19, 2022, we entered into the Tenth Amendment (defined below). Under the Tenth Amendment, the parties amended the Credit Agreement by (a) increasing the maximum leverage ratio applicable for the fiscal quarter ending September 30, 2022 to 5.0 to 1.0, (b) waiving and/or consenting to the exclusion from the Company’s covenant compliance requirements for the fiscal quarters ended December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 up to (i) $566,024.81 of losses incurred and reserves taken under the Borrower’s welded product contracts, and (ii) $367,044.51 of reserves taken with respect to the Borrower’s welded product inventory, and (c) waiving and/or consenting to the exclusion from the Company’s covenant compliance requirements for the fiscal quarters ended March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022 up to $795,997.06 of accrued severance and COBRA costs and employer taxes incurred by the Company during the fiscal quarter ending March 31, 2022. Additionally, under the Tenth Amendment, BankUnited waived or consented to late delivery of certain financial information required by the Credit Agreement.

The Credit Agreement, as amended, requires us to maintain the following financial covenants (subject to the exclusions provided for in the previous paragraph): (a) minimum debt service coverage ratio of no less than 1.5 to 1.0 for the trailing four quarter period ended March 31, 2022, 0.95 to 1.0 for the trailing four quarter period ended June 30, 2022, and 1.5 to 1.0 for the trailing four quarter period ended September 30, 2022 and for the trailing four quarter periods ended thereafter; (b) maximum leverage ratio of no less than 7.30 to 1.0 for the trailing four quarter period ended March 31, 2022, 6.30 to 1.0 for the trailing four quarter period ended June 30, 2022, 5.0 to 1.0 for the trailing four quarter period ended September 30, 2022 and 4.0 to 1 for the trailing four quarter periods thereafter; (c) minimum net income after taxes as of the end of each fiscal quarter being no less than $1.00 commencing June 30, 2022; and (d) a minimum adjusted EBITDA at the end of each quarter of no less than $1.0 million (waived for the quarter ended March 31, 2022). The additional principal payments, increase in interest and the Amendment Fee provided for in the Eight Amendment and Ninth Amendment are excluded for purposes of calculating compliance with each of the financial covenants.

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

On July 13, 2021, the Company received notification through Dime that the PPP Loan and accrued interest thereon were fully forgiven by the SBA and that the forgiveness payment date was July 1, 2021. The forgiveness of the PPP Loan was recognized during the Company’s third fiscal quarter ending September 30, 2021. The SBA reserves the right to audit any PPP Loan, for eligibility and other criteria, regardless of size. These audits may occur after forgiveness has been granted. In accordance with the Coronavirus Aid, Relief and Economic Security (CARES) Act, all borrowers are required to maintain their PPP loan documentation for six years after the PPP Loan was forgiven and to provide that documentation to the SBA upon request.

Settlement of Class Action

As previously disclosed, a consolidated class action lawsuit has been filed against the Company, Douglas McCrosson, the Company’s former Chief Executive Officer, Vincent Palazzolo, the Company’s former Chief Financial Officer, and the two underwriters of the Company’s October 16, 2018 offering of common stock, Canaccord Genuity LLC and B. Riley FBR. The Amended Complaint in the action asserts claims on behalf of two plaintiff classes: (i) purchasers of the Company’s common stock issued pursuant to and/or traceable to the Company’s offering conducted on or about October 16, 2018; and (ii) purchasers of the Company’s common stock between March 22, 2018 and February 14, 2020. The Amended Complaint alleges that the defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act by negligently permitting false and misleading statements to be included in the registration statement and prospectus supplements issued in connection with its October 16, 2018 securities offering. The Amended Complaint also alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated by the SEC, by making false and misleading statements in the Company’s periodic reports filed between March 22, 2018 and February 14, 2020. Plaintiff seeks unspecified compensatory damages, including interest; rescission or a rescissory measure of damages; unspecified equitable or injunctive relief; and costs and expenses, including attorney’s fees and expert fees. On February 19, 2021, the Company moved to dismiss the Amended Complaint. Plaintiff submitted a brief in opposition to the motion to dismiss on April 23, 2021.

On May 20, 2021, the parties reached a settlement in the amount of $3,600,000, subject to court approval. On July 9, 2021, Plaintiff filed an unopposed motion for preliminary approval of the settlement. On November 10, 2021, a magistrate judge recommended that the Court grant the motion for preliminary approval in its entirety. The Court adopted the recommendation on May 27, 2022, and entered an order granting preliminary approval of the settlement on June 7, 2022. The magistrate judge will hold a hearing on September 9, 2022 to decide whether to grant final approval of the settlement. After satisfaction of our $750,000 retention, the Settlement Amount will be covered and paid by our directors’ and officers’ insurance carrier. As of March 31, 2021, we have previously paid or accrued to our financial statements covered expenses totaling $750,000, and have therefore met our directors’ and officers’ retention requirement, which caps the Company’s expenses pertaining to the class action suit.

As of December 31, 2021, in order to reflect the amounts owed from our directors’ and officers’ insurance carrier and to the Plaintiffs, we have recorded to our balance sheet a litigation settlement obligation of $3,003,259 and an insurance recovery receivable of $2,850,000; this obligation and receivable will be relieved from our balance sheet upon the payment of the Settlement Amount to the Plaintiff by our directors’ and officers’ insurance carrier.

Impact of COVID-19

The impact that the recent COVID-19 pandemic will have on our business remains uncertain.

The outbreak of the COVID-19 coronavirus was declared a pandemic by the World Health Organization during our first quarter of 2020. During the latter part of that quarter and subsequent to that quarter end, the COVID-19 pandemic grew, causing non-essential businesses to shut down and many people to observe the shelter-in-place directive from our state government. Our business and operations and the industries in which we operate have been impacted by public and private sector policies and initiatives in the U.S. to address the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote work. The COVID-19 pandemic has contributed to a general slowdown in the global economy, has adversely impacted the businesses of certain of our customers and suppliers, and, if it continues for an extended period of time, it could adversely impact our results of operations and financial condition. In response to the COVID-19 impact on our business, we have been and continue to actively mitigate costs. We have also been taking actions to preserve capital and protect the long-term needs of our businesses, including negotiating progress payments with our customers and reducing discretionary spending. For more information on the current and potential impact of the COVID-19 pandemic on our business, see Risk Factors included in Part I, Item 1A of this Annual Report on Form 10-K.

During late 2020, we began to experience an increased rate of employees testing positive for COVID-19 and we took steps to mitigate virus transmission within the workplace. These steps included adding a second manufacturing shift to lessen employee density on the manufacturing floor and to require most non-manufacturing personnel to work from home. These measures continued into 2021. Despite these measures, we experienced a relatively high level of absenteeism directly or indirectly related to COVID-19. We have taken mitigating steps in an attempt to reduce the adverse effects of COVID-19 on our business. For example, we have curtailed discretionary spending and business travel, and taken other steps to preserve cash. We have also taken action to more closely manage the flow of materials to be more responsive to unanticipated changes in customer delivery schedules. Since May 2021 and through the date of this Annual Report on Form 10-K, we have experienced a decrease in the impact of COVID-19. However, we believe that the impact of COVID-19 on illness and absence rates, workflows and productivity at the Company and our business providers has been a contributing factor to the time required for our financial statement closing processes and the delayed filing of our SEC reports. Most non-manufacturing personnel have now returned to their regular in-person work schedules and we have returned to a single day shift manufacturing operation, although we do continue to experience employees and business partners with new COVID-19 diagnoses on an intermittent basis and we take needed steps to mitigate these impacts on the Company’s operation as they occur.

Certain Transactions

The following transactions occurred during the periods covered by this Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Acquisition of WMI

In December 2018, the Company completed the acquisition of WMI from Air Industries for a purchase price of $7.9 million, subject to a potential post-closing working capital adjustment. Of the purchase price, $2 million was placed in escrow at closing and was to be released after the completion of the working capital adjustment and for indemnification contingencies. Air Industries objected to the Company’s calculation of the post-closing working capital adjustment and rejected the determination of BDO, the independent accountant appointed by the parties to resolve the dispute. On September 27, 2019, the Company filed a notice of motion in the Supreme Court of the State of New York, County of New York, against Air Industries seeking, among other things, a judgment against Air Industries in the amount of approximately $4.1 million. In October 2019, Air Industries and the Company jointly authorized the release to the Company of approximately $619,000 from escrow, which represented the value of certain undisputed items.

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

Critical Accounting Policies

Revenue Recognition

In accordance with ASC 606, the Company recognizes revenue when it transfers control of a promised good or service to a customer in an amount that reflects the consideration it expects to be entitled to in exchange for the good or service. The majority of the Company’s performance obligations are satisfied over time as the Company (i) sells products with no alternative use to the Company and (ii) has an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date. Under the overtime revenue recognition model, revenue and gross profit are recognized over the contract period as work is performed based on actual costs incurred and an estimate of costs to complete and resulting total estimated costs at completion. See Part II, Item 8, Note 2 “Revenue Recognition” in the notes to the consolidated financial statements included in this Form 10-K for additional information regarding the Company’s revenue recognition policy.

Inventory

Inventory is stated at the lower of cost or estimated net realizable value. Cost is determined using the weighted average method. The Company capitalizes labor, material, subcontractor and overhead costs as work-in-process for contracts where control has not yet passed to the customer. The Company regularly reviews inventory quantities on hand, future purchase commitments with its suppliers, and the estimated usability for its inventory. If the Company’s review indicates a reduction in usability below carrying value, it reduces its net inventory to a new cost basis.

Leases

The Company does not recognize right-of-use (“ROU”) assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases. In addition, the Company does not separate lease and non-lease components for certain classes of assets (office building).

The Company’s ROU assets and lease liabilities at December 31, 2021 were approximately $7.8 million and $8.0 million, respectively, using an estimated incremental borrowing rate of 5%, as compared to ROU assets and lease liabilities as of December 31, 2020 of $4.1 million and $4.4 million, respectively.

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

Revenue. Revenue for the year ended December 31, 2021 was $103,369,544 compared to $87,584,690 for the year ended December 31, 2020, representing an increase of $15,784,854 or 18%. We experienced revenue increases on our Raytheon Next Generation Jammer (“NGJ”) Pod program, Raytheon NRC Wing program and USAF T-38 Pacer Classic program.

Revenue generated from prime government contracts for the year ended December 31, 2021 was $3,658,383 compared to $9,115,983 for the year ended December 31, 2020, a decrease of $5,457,600. This decrease is primarily a result of decreased revenue recognized on the T-38 Pacer Classic program and the F-16 program.

Revenue generated from government subcontracts for the year ended December 31, 2021 was $93,663,383 compared to $70,106,741 for the year ended December 31, 2020, an increase of $23,556,642. The increase in revenue related to increases in the following programs; Raytheon Next Generation Jammer (“NGJ”) Pod program, the Raytheon NRC Wing program, the Pacer Classic III Phase 3 program, the Boeing A-10 program, the Northrop Grumman WOWP program and the Lockheed Martin F-35 lock program.

Revenue generated from commercial contracts for the year ended December 31, 2021 was $6,047,779 compared to $8,361,966 for the year ended December 31, 2020, a decrease of $2,314,187. The decrease in revenue resulted from the decrease in the HondaJet program and the Sikorsky S-92 Kit program.

Cost of sales. Cost of sales for the years ended December 31, 2021 and 2020 was $88,364,452 and $77,824,732, respectively, an increase of $10,539,720, or 14%.

The components of cost of sales were as follows:

	Years ended
	December 31, 2021	December 31, 2020
Procurement	$64,628,025	$56,337,476
Labor	7,843,520	6,414,658
Factory overhead	19,462,924	20,803,029
Other cost of sales	(3,570,017)	(5,730,431)
Cost of sales	$88,364,452	$77,824,732

Procurement for the year ended December 31, 2021 was $64,628,025 compared to $56,337,476 for the year ended December 31, 2020, an increase of $8,290,549 or 14.7%. This increase is primarily the result of an increase in procurement for the Sikorsky HIRSS program, Raytheon NGJ Mid-Band Pod Program, Raytheon Multi-Purpose Booster Development Wing Assembly program and the Boeing A-10 Re-wing programs.

Labor costs for the year ended December 31, 2021 were $7,843,520 compared to $6,414,658 for the year ended December 31, 2020, an increase of $1,428,862 or 22.3%. The increase is primarily the result of labor associated with the Raytheon NGJ Mid-Band Pod program, the Northrop Grumman Tubes program, the Boeing A-10 Re-wing program, and the Lockheed Martin F-16 Rudder Island program, which were very labor intensive.

Factory overhead costs for the year ended December 31, 2021 were $19,462,924 compared to $20,803,029 for the year ended December 31, 2020, a decrease of $1,340,105 or 6.4%. The decrease is primarily the result of more productivity on programs such as the Raytheon NGJ Mid-Band Pod program, the Northrop Grumman E-2D program, the Northrop Grumman Outer Wing Panel program, the Northrop Grumman Wet Outer Wing Panel Program, and the Boeing A-10 Re-wing program, which led to higher labor absorption rates and lower overhead costs.

Other cost of sales relates to items that can increase or decrease cost of sales such as changes in inventory levels, changes in inventory valuation, changes to inventory reserves, changes in loss contract provisions and direct charges to cost of sales. For the year ended December 31, 2021, there was a reduction of costs in the amount of ($3,570,017), primarily the result of changes in inventory levels and reductions in loss contract reserves. For the year ended December 31, 2020, there was a reduction in costs of ($5,730,431), primarily the result of changes in inventory levels and reductions in loss contract reserves.

Gross profit. Gross profit for the year ended December 31, 2021 was $15,005,092 compared to $9,759,958 for the year ended December 31, 2020, an increase of $5,245,134 or 54%. Gross profit percentage (“gross margin”) for the year ended December 31, 2021 was 14.5% compared to 11.1% for year ended December 31, 2020. The increase was primarily on the Raytheon NGJ Mid-Band Pod program, the Northrop Grumman E-2D program, the Northrop Grumman Outer Wing Panel program, the Northrop Grumman Wet Outer Wing Panel program, and the Boeing A-10 Re-wing program, which experienced growth in revenue, and a decrease in factory overhead costs.

Favorable/Unfavorable Adjustments to Gross Profit

During the years ended December 31, 2021 and 2020, we made changes in estimates to various contracts. Such changes in estimates resulted in changes in total gross profit as follows:

	Years Ended
	December 31, 2021	December 31, 2020
Favorable adjustments	$4,066,857	$2,241,357
Unfavorable adjustments	(4,277,930)	(3,975,745)
Net adjustments	$(211,073)	$(1,734,388)

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2021 were $11,823,921 compared to $12,046,171 for the year ended December 31, 2020, a decrease of $222,250 or 1.8%. This decrease was primarily due to decreased legal and accounting expenses compared to the prior period, which included the costs associated with the 2018 and 2019 restatement of our consolidated financial statements, partially offset by increases in our business insurance premiums during 2021.

Other income

Other income for the year ended December 31, 2021 was $4,795,000, compared to nil for the year ended December 31, 2020. The other income in 2021 was due to the forgiveness of the PPP loan by the SBA on July 31, 2021.

Interest expense

Interest expense for the year ended December 31, 2021 was $1,141,189, compared to $1,421,955 for the year ended December 31, 2020, a decrease of $280,766 or 19.7%. The decrease in interest expense is the result of continued principal repayment on our term loan with Bank United.

Income (loss) before provision for income taxes

We had an income before provision for income taxes for the year ended December 31, 2021 of $6,834,982 compared to a loss before provision from income taxes of ($3,708,167) for the year ended December 31, 2020, an increase of $10,543,149. Excluding the PPP loan forgiveness by the SBA on July 1, 2021, our income before provision for income taxes for the year ended December 31, 2021 was $2,039,982, an increase over the prior year of $5,748,149, which was driven by the increase in gross profit, decrease in SG&A and decrease in interest expense described above.

Provision (benefit) for income taxes. The income tax provision (benefit) for the year ended December 31, 2021 of $14,609, an effective tax rate of 0.21%, compared to a benefit of ($53,414) for the year ended December 31, 2020, an effective tax rate of (1.4)%. The income tax provision in 2021 is mostly the result of state franchise and minimum taxes. The tax benefit in 2020 consists of a refund received from the 2014 NOL carryback claim and state minimum taxes. In February 2019, the Company received information that the net operating loss carryback that was utilized in 2014 was under examination and could possibly be partially disallowed by the Internal Revenue Service (“IRS”). This adjustment was an issue of timing of the loss and had no income tax provision effect. In June 2020, the Company received a letter from the IRS stating that the returns will be accepted as filed. In September 2020, the Company received additional refunds related to the tax years under examination. The examination is now closed and there is no uncertain tax position recorded for this item.

Net income (loss)

Net income (loss) for the year ended December 31, 2021 was $6,820,373 compared to a net loss of $(3,654,753) for the year ended December 31, 2020. The increase in net income was driven by the increase in gross profit, the PPP loan forgiveness by the SBA on July 1, 2021, the decrease in SG&A and the decrease in interest expense, partly offset by an increase in provision for income taxes. Basic and diluted earnings per share was $0.56 for the year ended December 31, 2021 calculated utilizing 12,193,826 weighted average shares outstanding. Basic and diluted loss per share was $(0.31) for the year ended December 31, 2020 calculated utilizing 11,884,307 weighted average shares outstanding.

Excluding the $4,795,000 PPP loan forgiveness by the SBA on July 1, 2021, our net income for the year ended December 31, 2021 was $2,025,373, an increase over the prior year of $5,680,126, which was driven by the increase in gross profit, the decrease in SG&A and the decrease in interest expense, partly offset by an increase in provision for income taxes. Excluding the aforementioned PPP loan forgiveness by the SBA on July 1, 2021, our basic and diluted earnings per share was $0.17 as compared to the $(0.31) loss per basic and diluted share for the year ended December 31, 2020.

Business Outlook

The statements in the “Business Outlook” section and other forward-looking statements of this Annual Report on Form 10-K are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times.

Liquidity and Capital Resources

General. At December 31, 2021, we had working capital of $12,175,776 compared to working capital of $7,674,974 at December 31, 2020, an increase of $4,500,802, or 58.6%. This increase is primarily the result of a decrease in accounts payable and an increase in contract assets, net.

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

At December 31, 2021, our cash balance was $6,308,866 compared to $6,033,537 at December 31, 2020, an increase of $275,329. Our accounts receivable balance at December 31, 2021 of $4,967,714 was nearly the same as the balance at December 31, 2020 of $4,962,906.

BankUnited Facility

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

On May 11, 2021, the Company entered into a Waiver and Seventh Amendment (“Seventh Amendment”) to the Credit Agreement. Under the Seventh Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to July 31, 2022, and (b) amending the leverage ratio covenant. Additionally, under the Seventh Amendment, BankUnited waived late delivery of certain financial information.

On October 28, 2021, the Company entered into a Waiver and Eighth Amendment (the “Eighth Amendment”) to the Credit Agreement. Under the Eighth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to December 31, 2022, (b) reducing the availability under the Revolving Loan from $24 million to $21 million while eliminating the requirement to maintain a minimum $3.0 million in a combination of Revolving Loan availability and unrestricted cash, (c) providing for the repayment of an additional $750,000 of the principal balance of the Term Loan in three installments of $250,000 on November 30, 2021, December 31, 2021 and March 31, 2022 in addition to $200,000 regular monthly principal payments through December 31, 2022, (d) amending the minimum debt service coverage ratio covenant, and (e) amending the maximum leverage coverage ratio. Additionally, under the Eighth Amendment, BankUnited waived certain covenant non-compliance and waived temporarily, late delivery of certain financial information. In connection with the Eighth Amendment, a $250,000 amendment fee (the “Amendment Fee”) was earned by the lenders on December 31, 2021 which the Company elected to pay in kind and accrue and capitalize rather than pay in cash. As at December 31, 2021, the Amendment Fee payable was posted by BankUnited to the Revolving Loan and on February 11, 2022, in agreement with the Company, the Amendment Fee was reclassified by BankUnited to the Term Loan. The Company has recorded this payable to its financial statements accordingly.

On April 12, 2022 the Company entered into a Consent, Waiver and Ninth Amendment (the “Ninth Amendment”) to the Credit Agreement. Under the Ninth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to September 30, 2023, (b) providing for the repayment of an additional $750,000 of the principal balance of the Term Loan in three installments of $250,000 on September 30, 2022, December 31, 2022 and March 31, 2023 in addition to $200,000 regular monthly principal payments through December 31, 2022 and (c) increasing the interest on the Revolving Loan, Term Loan, and the Amendment Fee as follows: through June 30, 2022, Prime Rate (as defined in the Credit Agreement) plus 2.5%; from July 1, 2022 through August 31, 2022, Prime Rate plus 5%; from September 1, 2022 through October 31, 2022, Prime Rate plus 6%; from November 1, 2022 through December 31, 2022, Prime Rate plus 7%; and from January 1, 2023 through September 30, 2023, Prime Rate plus 8%. Additionally, under the Ninth Amendment, the Credit Agreement financial covenants were amended. BankUnited also waived or consented to certain covenant non-compliance, waived temporarily or consented to, late delivery of certain financial information and waived permanently late delivery of certain pro-forma budget information.

On August 19, 2022, we entered into a Consent, Waiver and Tenth Amendment (“the “Tenth Amendment”) to the Credit Agreement the Tenth Amendment. Under the Tenth Amendment, the parties amended the Credit Agreement by (a) increasing the maximum leverage ratio applicable for the fiscal quarter ending September 30, 2022 to 5.0 to 1.0, (b) waiving and/or consenting to the exclusion from the Company’s covenant compliance requirements for the fiscal quarters ended December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 up to (i) $566,024.81 of losses incurred and reserves taken under the Borrower’s welded product contracts, and (ii) $367,044.51 of reserves taken with respect to the Borrower’s welded product inventory, and (c) waiving and/or consenting to the exclusion from the Company’s covenant compliance requirements for the fiscal quarters ended March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022 up to $795,997.06 of accrued severance and COBRA costs and employer taxes incurred by the Company during the fiscal quarter ending March 31, 2022. Additionally, under the Tenth Amendment, BankUnited waived or consented to late delivery of certain financial information required by the Credit Agreement.

The Credit Agreement, as amended, requires us to maintain the following financial covenants (subject to the exclusions provided for in the previous paragraph): (a) minimum debt service coverage ratio of no less than 1.5 to 1.0 for the trailing four quarter period ended March 31, 2022, 0.95 to 1.0 for the trailing four quarter period ended June 30, 2022, and 1.5 to 1.0 for the trailing four quarter period ended September 30, 2022 and for the trailing four quarter periods ended thereafter; (b) maximum leverage ratio of no less than 7.30 to 1.0 for the trailing four quarter period ended March 31, 2022, 6.30 to 1.0 for the trailing four quarter period ended June 30, 2022, 5.0 to 1.0 for the trailing four quarter period ended September 30, 2022 and 4.0 to 1 for the trailing four quarter periods thereafter; (c) minimum net income after taxes as of the end of each fiscal quarter being no less than $1.00 commencing June 30, 2022; and (d) a minimum adjusted EBITDA at the end of each quarter of no less than $1.0 million (waived for the quarter ended March 31, 2022). The additional principal payments, increase in interest and the Amendment Fee provided for in the Eight Amendment and Ninth Amendment are excluded for purposes of calculating compliance with each of the financial covenants.

 PPP Loan

On April 10, 2020, we entered into the PPP Loan, with BNB Bank (now part of Dime Community Bank (“Dime”)) as the lender, in an aggregate principal amount of $4,795,000, pursuant to the Paycheck Protection Program under the CARES Act. On November 2, 2020, the Company applied to the lender for full forgiveness of the PPP Loan as calculated in accordance with the terms of the CARES Act, as modified by the Paycheck Protection Flexibility Act. On July 13, 2021, the Company received notification through Dime that the PPP Loan and accrued interest thereon were fully forgiven by the Small Business Association and that the forgiveness payment date was July 1, 2021. The forgiveness of the PPP Loan was recognized during the Company’s third fiscal quarter ending September 30, 2021. The PPP Loan was evidenced by a promissory note (the “Note”) and, subject to the terms of the Note, the PPP Loan had a fixed interest rate interest of one percent (1%) per annum, with the first six months of interest deferred and had an initial term of two years. The SBA reserves the right to audit any PPP Loan, for eligibility and other criteria, regardless of size. These audits may occur after forgiveness has been granted. In accordance with the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), all borrowers are required to maintain their PPP loan documentation for six years after the PPP Loan was forgiven and to provide that documentation to the SBA upon request. All amounts are classified as current or long term in accordance with the Note terms.

Liquidity

Our working capital requirements can vary significantly, depending in part on the timing of the conclusion of mature programs and new program awards and the payment terms with our customers and suppliers. There is currently no availability for borrowings under the BankUnited Facility and the Company finances its operations from internally generated cash flow. Note 8 to our consolidated financial statements included in Part II - Item 8 includes a discussion regarding the BankUnited Facility and recent amendments thereto which provide, among other things, for increases in principal payments and the interest rate on the loans provided for therein. Also, the Company currently has a shareholders’ deficit and has experienced losses from operations and negative cash flows from operations in prior periods. These factors collectively represent significant risk to the Company’s ability to continue to operate as a going concern. Management has assessed these risks and to address them, the Company has (i) negotiated and executed a further amendment to the Credit Agreement which extended the maturity date of the Credit Agreement to September 30, 2023, (ii) obtained and is seeking additional progress payment and advance payment customer contract funding provisions, (iii) maintained procedures to reduce investments in inventory and contract assets, (iv) remained focused on its military segment which has proven to be less susceptible to COVID-19 related impacts and (v) maintained its approximately $135 million backlog of funded orders, 98% of which are for military programs. Based upon this assessment and the execution of the plans described above it is management’s estimation that there will likely not be any individual conditions or combination of events that will occur in the coming year which would cause the Company to be unable to meet its obligations or otherwise continue as a going concern. However, there can be no assurance that such plans will accomplish their intended goals.

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

Contractual Obligations.

The table below summarizes information about our contractual obligations as of December 31, 2021 and the effects these obligations are expected to have on our liquidity and cash flow in the future years. The Company is required to make $4,733,333 in principal payments on its outstanding term loan payable within three years from December 31, 2021, $422,595 in payments on its outstanding equipment capital lease obligations within five years from December 31, 2021 and $8,026,181 in payments on its outstanding building and equipment operating lease obligations within, primarily, five years from December 31, 2021.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$4,733,333	$3,150,000	$1,583,333	$—	$—
Finance Lease Obligations	422,595	215,181	180,931	26,483	—
Operating Leases	8,026,181	1,580,453	3,658,660	2,067,452	719,616
Total Contractual Cash Obligations	$13,182,109	$4,945,634	$5,422,924	$2,093,935	$719,616

Inflation.

Inflation historically has not had a material effect on our operations. The Company’s long term contracts with both its customers and suppliers reflect fixed pricing. When bidding for work, the Company takes inflation risk and supply side pricing risk into account in its proposals.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2021 because of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

2021 Material Weaknesses

In connection with management’s evaluation of the Company’s internal control over financial reporting described above, management identified the deficiencies described below that constituted material weaknesses in our internal control over financial reporting as of December 31, 2021. These deficiencies led to material errors in our previously issued consolidated financial statements for the annual periods ended December 31, 2020 and December 31, 2019 and the quarterly periods ended March 31, 2020, June 30, 2020 and September 30, 2020, respectively, which in turn led to the restatement of those previously issued consolidated financial statements, as described in Part II, Item 8, Note 16 “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

(1)	Control Environment, Risk Assessment, Control Activities and Monitoring

During Q1 2021, we identified material weaknesses from the month end closing process and INFORXA module used by the Company to maintain the perpetual inventory reporting. The following issues were identified:

●	The design and implementation of internal controls related to monitoring and review of inventory costing were not sufficient to ensure proper valuation of appropriately stated inventory costs, as detailed below.

●	The design and implementation of internal controls related to preparation and review of financial statement disclosures were not sufficient to ensure the completeness and accuracy of required disclosures:

(2)	Accounting for Inventory & related IT environment

Those which resulted in the need to restate the 2020 Financial Statements of CPI:

●	Double Labor and Overhead: The INFORXA module did not work as intended to prevent labor applied to inventory from being just the amount of labor incurred and it did not include any control or reporting to detect that a reversing transaction in the coding was not occurring, which resulted in duplicate labor applied to inventory. The Company did not have a control in place to adequately review and approve the reasonableness of the entries posted to the general ledger to record differences in cost of goods sold for the differences between general ledger inventory and perpetual inventory.

●	Unit of measure: As part of the Q1 2021 closing process, we identified that that the perpetual inventory included some unit of measure errors which were not detected and corrected within the 2020 general ledger. Units of Measure (“UM”) were not consistent between quantities ordered and quantities received for certain classes of purchased parts. This resulted in overstatements of inventory values due to UM’s not being consistent with unit prices on purchase orders to suppliers. Errors occurred when the need for corrections to unit costs went undetected until a subsequent quarter as a result of (a) only having a detective control in place to scan for apparent UM issues that stand out when our accounting department reviews the month-end perpetual inventory reports, and (b) not having a comprehensive enough list of the commodity codes in the UM conversion tables within the INFORXA module.

●	Average Cost: The pre-implementation testing that was performed in the test environment on an INFORXA Software Patch that was written and went live into the system in July 2020 did not detect that the system as patched would erroneously omit the reset of one field used by the system in calculating the average cost per unit correctly, thus causing the live system as patched to perform incorrect average cost calculations on some parts.

●	QC01 Accrual: The monthly journal entry log used to manage the month end close process did not contain the requirement to determine and post a month end QC01 (inventory received in-house awaiting quality inspection) inventory accrual. An automated accrual for goods received, not yet in inventory does not occur until after the parts have passed QC. Until the parts pass QC, they are in the warehouse location “QC01”. Therefore, the company needs to record an accrual to increase its purchases of inventory for those goods in QC01 at each balance sheet date since there is no automated accrual by Infor.

●	Deferral of under-absorbed overhead in the balance sheet: The monthly journal entry log used to manage the month end close process did not contain the requirement to determine and post a full absorption adjustment (under/over absorbed overhead deferral into inventory). As such, the company did not have a process to record over or under absorbed overhead at the end of each quarter.

Those which resulted in the need to restate the 2019 Financial Statements of CPI:

●	Loss Contract Reserve for Contracts where Revenue and Costs are Recognized on a Point-in-Time Basis (“Non-POC Contracts”): There was no evaluation of Non-POC Contracts to determine if a loss reserve should be established and maintained for Non-POC Contracts which management has reason to believe may result in losses.

●	Excess and Obsolete Inventory Reserve: There was no process for evaluating and recording reserves against inventory for excess and obsolete inventory.

Remediation Status of Previously Reported 2020 Material Weakness

In connection with management’s evaluation of the Company’s internal control over financial reporting described above, management has concluded that some, but not all, of the material weaknesses reported in its Annual Report on Form 10-K for the year ended December 31, 2020 have been remediated and that some, but not all, internal controls put in place to prevent future occurrences of these material weaknesses were effective as of December 31, 2021.

As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to further the overall objective to design and operate internal controls that mitigate identified risks and enable an effective system of internal control over external financial reporting.

CPI is a non-accelerated filer for 2021. As such, CPI is not subject to the requirement to have an auditor attestation report on internal control over financial reporting in the 10-K filed in 2022 for 2021. Accordingly, based upon its internal testing, management believes that as of December 31, 2021, it has not successfully remediated all of the internal control weaknesses which gave rise to the material errors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020 as follows:

Control Environment, Risk Assessment, Control Activities and Monitoring

Not Remediated as of December 31, 2021

●	The design and implementation of internal controls related to monitoring and review of inventory costing were not sufficient to ensure proper valuation of appropriately stated inventory costs:

During 2021, the Company Diagnosed, designed, tested and implemented software changes to its perpetual inventory system to improve management’s ability to properly value stated inventory costs. During 2022, the Company continues to improve its internal controls related to monitoring and review of inventory costing.

●	The design and implementation of internal controls related to preparation and review of financial statement disclosures were not sufficient to ensure the completeness and accuracy of required disclosures:

During 2021, the Company recruited and hired a new Chief Financial Officer, a new Controller, and several new financial team members, and implemented additional review and control procedures over the financial close and financial reporting processes of the Company. During 2022, the Company continues to improve its internal controls over the preparation and review of financial statement disclosures.

Remediated as of December 31, 2021

●	There were insufficiently documented Company accounting policies and insufficiently detailed Company procedures to put policies into effective action:

During 2021, management updated the Accounting Policies and Procedures Manual.

●	The design and implementation of internal controls related to cut-off procedures were not sufficient to ensure proper accounting for in-transit items:

During 2021, the Company implemented a newly designed month-end accrual for in-transit inventory.

●	The design and implementation of internal controls related to the establishment, and monitoring and review, of loss contract and excess and obsolete reserves were not sufficient to ensure proper accounting for the associated reserves:

During 2021, the Company implemented new accounting procedures to ensure reserves are established and maintained for anticipated contract losses, reductions in the market values of inventory below cost, and excess or obsolete inventory.

●	The information technology general controls associated with proper change management were not sufficient to ensure the accuracy and adequacy of the resulting changes:

During 2021, the Company implemented a policy over IT Change Management.

Conclusion

As described above, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2021.

Notwithstanding the conclusion by our management that our controls and procedures as of December 31, 2021 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described above, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial position, results of operations and cash flows as of and for the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP.

The Company was a non-accelerated filer for 2021. As such, the Company was not subject to the requirement to have an auditor attestation report on internal control over financial reporting in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 or for the Comprehensive Form 10-K/A for the fiscal year ended December 31, 2020.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts underway as referred to above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as described above.

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

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age, and position of each of the Company’s executive officers and members of the board of directors:

Name	Age	Director Since	Position and Board Committees
Carey Bond	62	2016	Vice Chairman of the board of directors Compensation and Human Resources Committee (Chair), Nominating and Corporate Governance Committee, Strategic Planning Committee, Oversight Committee (Chair)

Richard S. Caswell	63	2020	Director Audit and Finance Committee (Chair)

Andrew L. Davis	54	–	Chief Financial Officer and Secretary

Michael Faber	63	2013	Director Audit and Finance Committee, Nominating and Corporate Governance Committee (Chair)

Dorith Hakim	57	2022	Chief Executive Officer and President and Director

Kenneth Hauser	59	–	Senior Vice President of Operations

Walter Paulick	76	1992	Director Audit and Finance Committee, Nominating and Corporate Governance Committee, Oversight Committee

Eric Rosenfeld	65	2003	Chairman Emeritus of the board of directors, Compensation and Human Resources Committee, Nominating and Corporate Governance Committee, Strategic Planning Committee (Chair)

Terry Stinson	80	2014	Chairman of the board of directors Compensation and Human Resources Committee, Strategic Planning Committee

The business experience of each of our directors and executive officers are described in the biographies set forth below.

Carey E. Bond is the Non-Executive Vice Chairman of the board of directors, a position which he has held since August 2020. Mr. Bond has been a director since December 2016, chair of our Compensation and Human Resources Committee since June 2019, and chair of our Oversight Committee since March 2020. Mr. Bond’s career as a corporate executive in the aviation industry has spanned over 30 years, where he has held successful leadership roles in several areas such as aircraft development and production, sales, service, and profit and loss ownership. Mr. Bond spent 10 years at Sikorsky Aircraft Corporation, a corporation specializing in designing, manufacturing and servicing helicopters, as Vice President, Corporate Strategy, Chief Marketing Officer, and President, Commercial Systems and Services. Mr. Bond currently serves on the board of directors of NWI Aerostructures and NWI Precision, business units of Stony Point Group, a conglomerate of privately held aerospace companies. Mr. Bond has also served on the board of directors of domestic and international companies, namely Shanghai Sikorsky Aircraft Company Limited, New Eclipse Aerospace, and PZL Mielec Aircraft Company. Mr. Bond holds a Masters of Business Administration from Texas Christian University. Mr. Bond brings to our board of directors a seasoned expertise in the aerospace industry, an internationally-minded approach to business development, and general business acumen.

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

Andrew L. Davis Mr. Davis has been employed by the Company since May 2021 and was appointed as our Chief Financial Officer and Secretary in October 2021. From 2017 to 2020, Mr. Davis served as Chief Financial Officer of Altice Technical Services, a division of Altice USA, Inc. (NYSE:ATUS), one of the largest broadband communications and video services providers in the U.S. From 2007 to 2017, Mr. Davis worked at Emerson Radio Corporation, an NYSE-listed distributor of consumer electronics, first as vice president of finance and corporate controller and then as executive vice president and chief financial officer, a position he held for more than six years. Mr. Davis holds a Master of Business Administration degree from University of Connecticut in finance and a Bachelor of Business Administration degree in accounting from Iowa State University.

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

Dorith Hakim has been our Chief Executive Officer, President and a director since March 2022. From March 2018 to August 2021, Ms. Hakim served as Group Vice President of Parker Hannifin Aerospace where she directed global supply chain for 11 divisions, 25 manufacturing sites and two joint ventures and was accountable for $1.9 billion of spending. From July 2017 to February 2018, Ms. Hakim was Vice President, Corporate Program Management and Operations Excellence at Triumph Group Inc. (“Triumph”) where she was responsible for implementing best practices in Program Management, delivery, and quality performance as well as continuous improvement for four divisions. From June 2016 to July 2017, Ms. Hakim was Vice President, Program Management Precision Components at Triumph responsible for major programs within seven operating companies and 22 sites, overseeing delivery and quality performance, proposal estimating, and customer contract negotiations. Ms. Hakim was employed by Sikorsky Aircraft Inc. as their Director of Aftermarket Operations from June 2015 to April 2016, where she directed overhaul and repair facilities, customer service, order management, material forecasting, forward stocking locations and material delivery functions supporting aircraft after delivery. From August 2010 to June 2015, Ms. Hakim was President & General Manager of Sikorsky Global Helicopters, Inc. where she managed fully integrated profit and loss including operations, continuous improvement, engineering, supply chain, facilities, health and safety, finance, and human resources to support the final assembly and flight operations for the S-92®, S-76® and Light Helicopter product lines and managed the completion center for all Sikorsky commercial aircraft. From November 2009 to August 2010, Ms. Hakim was Chief Procurement Officer at Vought Aircraft Inc. (“Vought”), where she was head of supply chain with an over $1 billion budget across six sites and two subsidiaries. From February 2009 to October 2009, Ms. Hakim was Director, Supply Chain Management-Integrated Aerosystems Division at Vought. Ms. Hakim also served in a number of capacities at Bell Helicopter for over 21 years including as a Program Director of helicopter product lines and as a Director of strategic sourcing and supply chain management. Ms. Hakim earned an Executive Master of Business Administration from Texas Christian University and a Bachelor of Arts, Business Administration and Finance from H.E.C. at the University of Montreal. She is certified as Six Sigma Black Belt and has received several executive leadership certifications. Ms. Hakim brings to our board of directors extensive experience in the aerospace industry and, among other things, expertise in program, product, supply chain, operations, manufacturing, and customer management.

Kenneth Hauser has been our Senior Vice President of Operations since 2020. Between 2013 and 2020, he was our Vice President of Global Supply Chain Management. Prior to that, he held the position of Director, Global Supply Chain Management for which he was hired in 2011. Before joining CPI Aero, Mr. Hauser had a 30-year career at Northrop Grumman where he held various management positions for Manufacturing/Operations and Global Supply Chain. Mr. Hauser’s last position with Northrop Grumman was as the E-2D Global Supply Chain Program Manager, where he had responsibility for cost, quality and schedule performance of all procured parts and major aircraft structures. Mr. Hauser holds a Bachelor of Technology in Management of Technology from State University of New York at Farmingdale and a Master of Science in Management of Technology from Polytechnic University.

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

Eric S. Rosenfeld is the Chairman Emeritus of our board of directors. Mr. Rosenfeld served as the non-executive chairman of our board of directors from January 2005 until November 2018. He has also served as chair of our Strategic Planning Committee since April 2003. Mr. Rosenfeld has been the President and Chief Executive Officer of Crescendo Partners, L.P., a New York based investment firm, since its formation in November 1998. Prior to forming Crescendo Partners, he held the position of Managing Director at CIBC Oppenheimer and its predecessor company, Oppenheimer & Co., Inc., for 14 years. Mr. Rosenfeld currently serves as a director for several companies. Mr. Rosenfeld serves as lead independent director for Primo Water Corporation (formerly Cott), a leading water delivery and filtration company. He is also on the board at Pangaea Logistics Solutions Ltd., a maritime logistics and shipping company, Aecon Group, Inc., a construction company, and Algoma Steel, Inc., a fully integrated producer of hot and cold rolled steel products. Mr. Rosenfeld has also served as Chairman and CEO for Arpeggio Acquisition Corporation, Rhapsody Acquisition Corporation, Trio Merger Corp., Quartet Merger Corp. and Harmony Merger Corp., all blank check corporations that later merged with Hill International, Primoris Services Corporation, SAExploration Holdings, Pangaea Logistics Solutions Ltd. and NextDecade Corporation, respectively. Mr. Rosenfeld is currently the Chief SPAC Officer of Legato Merger Corp. II, a blank check corporation. Mr. Rosenfeld has also served as the Chief SPAC Officer of Legato Merger Corp., a blank check corporation that later merged with Algoma Steel, Inc. Mr. Rosenfeld is also currently the CEO of Allegro Merger Corp., a non-listed shell company. He was also a director of Canaccord Genuity Group, a full-service financial services company, NextDecade Corporation, a development stage company building natural gas liquefaction plants, Absolute Software Corp., a leader in firmware-embedded endpoint security and management for computers and ultraportable devices, AD OPT Technologies, an airline crew planning service, Sierra Systems Group Inc., an information technology, management consulting and systems integration firm, Emergis Inc., an electronic commerce company, Hill International, a construction management firm, Matrikon Inc., a company that provides industrial intelligence solutions, DALSA Corp., a digital imaging and semiconductor firm, HIP Interactive, a video game company, GEAC Computer, a software company, Computer Horizons Corp. (Chairman), an IT services company, Pivotal Corp., a cloud software firm, Call-Net Enterprises, a telecommunication firm, Primoris Services Corporation, a specialty construction company and SAExploration Holdings, a seismic exploration company. Mr. Rosenfeld is a regular guest lecturer at Columbia Business School and has served on numerous panels at Queen’s University Business Law School Symposia, McGill Law School, the World Presidents’ Organization and the Value Investing Congress. He is a senior faculty member at the Director’s College. He is a guest lecturer at Tulane Law School. He has also been a guest host on CNBC. Mr. Rosenfeld received an A.B. in economics from Brown University and an M.B.A. from the Harvard Business School. The board nominated Mr. Rosenfeld to be a director because he has extensive experience serving on the boards of multinational public companies and in capital markets and mergers and acquisitions transactions. Mr. Rosenfeld also has valuable experience in the operation of worldwide business faced with a myriad of international business issues. Mr. Rosenfeld’s leadership and consensus-building skills, together with his experience as a senior independent director of all boards on which he currently serves, make him an effective board member.

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

Family Relationships

There are no family relationships among any of the Company’s directors or executive officers.

Code of Ethics

Our board of directors has adopted a written code of ethics which applies to our directors, officers, and employees, and which is designed to deter wrongdoing and to promote ethical conduct, full, fair, accurate, timely, and understandable disclosure in reports that we file or submit to the SEC and others, compliance with applicable government laws, rules, and regulations, prompt internal reporting of violations of the code, and accountability for adherence to the code. A copy of the code of ethics may be found on our website at www.cpiaero.com/board.

Changes to Shareholder Director Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend director nominees to our Board.

Independence of Directors/Audit Committee Financial Expert

We follow the rules of the NYSE American exchange in determining whether a director is independent. The NYSE American exchange listing standards define an “independent director” generally as a person, other than an officer or employee of the Company, who does not have a relationship with the Company that would interfere with the director’s exercise of independent judgment. Our board of directors consults with our legal counsel to ensure that our board of directors’ determinations are consistent with NYSE American exchange rules and all relevant securities and other laws and regulations regarding the independence of directors. Consistent with these considerations, the Nominating and Corporate Governance Committee determined on December 29, 2021 that Carey Bond, Richard Caswell, Michael Faber, Walter Paulick, Eric Rosenfeld, and Terry Stinson will be independent directors of the Company for the ensuing year. The remaining director, Dorith Hakim, is not independent because she is currently employed by us. All members of our Audit and Finance, Compensation and Human Resources, and Nominating and Corporate Governance Committees are independent. Our board of directors has determined that each of Messrs. Caswell and Faber, members of our Audit and Finance Committee, meet the criteria of an “Audit Committee Financial Expert” under applicable SEC rules.

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

Item 11. EXECUTIVE COMPENSATION

Compensation Objectives

Our executive compensation program is designed to attract, retain, and motivate highly qualified executive officers in the competitive aerospace and defense industry. Additionally, a substantial portion of total compensation of our Named Executive Officers is variable and delivers rewards based on Company and individual performance. Company performance is measured against metrics established by the Compensation and Human Resources Committee each year. Such metrics typically focus on the achievement of financial targets such as revenue and free cash flow, to align our executives’ pay with the Company’s financial results and the creation of shareholder value. Individual performance is measured against each individual’s contributions to the Company’s overall success. As in prior years, the Compensation and Human Resources Committee continued to engage the services of Talent & Rewards LLC, an independent compensation consulting firm in 2021 to provide advice and guidance in evaluating and adjusting the compensation of our Named Executive Officers.

There are three major components to our compensation program for our Named Executive Officers:

●	Base Salary - fixed compensation, designed to recognize responsibilities, experience, and performance.

●	Short-Term Cash Incentives - annual cash incentive, as a percentage of base salary, paid upon the achievement of Company performance goals set by the Compensation and Human Resources Committee. This variable at-risk compensation motivates and rewards executives with respect to short-term performance.

●	Long-Term Equity Incentives - annual grants of restricted stock, 50% of which is subject to time-based vesting, and 50% of which vests upon the achievement of Company financial performative-metric thresholds set by our Compensation and Human Resources Committee. This variable at-risk compensation aligns executive interests with long-term shareholder value creation.

Summary Compensation Table

The following table sets forth the compensation paid to or earned by our Named Executive Officers for each of the fiscal years ended December 31, 2021 and 2020.

Year	Salary ($)(1)	Stock Awards ($)(2)		Non-Equity Incentive Compensation ($)(3)		All Other ($)		Total ($)
Douglas McCrosson Former Chief Executive Officer
2021	371,915	274,320	(4)	—		22,090	(7)	668,325
2020	365,768	138,630	(5)	—	(6)	24,780	(8)	529,178

Andrew Davis Chief Financial Officer
2021	190,385	120,001	(9)	70,200		11,286	(10)	391,872

Kenneth Hauser Sr. Vice President of Operations
2021	230,000	80,501	(11)	64,400		9,560	(13)	384,461
2020	230,006	40,333	(12)	68,425		9,916	(14)	348,680

(1)	Reflects actual base salary amounts paid for each of the years indicated.

(2)	Reflects grant date fair market value of restricted stock grants awarded to our Named Executive Officers as part of their performance-based annual bonus.

(3)	Represents amounts awarded in 2020 or, in the case of 2021, to be considered for award in cash to our Named Executive Officers as part of their performance-based annual bonus. Awards were earned in the year provided, but were or will not be made until the following fiscal year.

(4)	Reflects the grant date fair value of 64,698 shares of restricted stock granted to Mr. McCrosson on April 21, 2021, which shares were subject to time-based and performance-based vesting over four years. Does not reflect the forfeiture of all unvested shares occurring following termination of his employment by the Company on March 8, 2022, in accordance with the terms of his restricted stock award agreement with the Company.

(5)	Reflects the grant date fair value of 42,009 shares of restricted stock granted to Mr. McCrosson on August 26, 2020, which shares were subject to time-based and performance-based vesting over four years. Does not reflect the forfeiture of all unvested shares occurring following termination of his employment by the Company on March 8, 2022, in accordance with the terms of his restricted stock award agreement with the Company.

(6)	Mr. McCrosson and the Compensation and Human Resources Committee agreed that Mr. McCrosson would forego $224,457 of short-term incentive cash bonus that Mr. McCrosson earned for 2020, in consideration of the recent decline in the Company’s stock price and the challenges the Company was facing due to, among other things, economic conditions and uncertainties resulting from the COVID-19 pandemic.

(7)	Represents (a) $9,695 of an automobile lease, insurance and maintenance attributable to personal use; (b) $6,595 of disability insurance premiums; and (c) $5,800 of 401(k) contributions.

(8)	Represents (a) $12,394 of an automobile lease, insurance and maintenance attributable to personal use; (b) $6,968 of disability insurance premiums; and (c) $5,418 of 401(k) contributions.

(9)	Reflects the grant date fair value of 28,916 shares of restricted stock granted to Mr. Davis on May 12, 2021, which shares are subject to time-based and performance-based vesting over four years.

(10)	Represents (a) $7,710 of an automobile allowance, insurance and maintenance attributable to personal use; and (b) $3,576 of 401(k) contributions.

(11)	Reflects the grant date fair value of 18,986 shares of restricted stock granted to Mr. Hauser on April 21, 2021, which shares are subject to time-based and performance-based vesting over four years. Does not reflect the forfeiture of 4,272 shares by Mr. Hauser, in accordance with the terms of his restricted stock award agreement with the Company.

(12)	Reflects the grant date fair value of 12,222 shares of restricted stock granted to Mr. Hauser on August 26, 2020, which shares are subject to time-based and performance-based vesting over four years. Does not reflect the forfeiture of 3,093 shares by Mr. Hauser on April 21, 2021, in accordance with the terms of his restricted stock award agreement with the Company.

(13)	Represents (a) $4,080 of an automobile allowance, insurance and maintenance attributable to personal use; (b) $881 of disability insurance premiums; and (c) $4,599 of 401(k) contributions.

(14)	Represents (a) $4,440 of an automobile lease, insurance and maintenance attributable to personal use; (b) $881 of disability insurance premiums; and (c) $4,595 of 401(k) contributions.

Compensation Arrangements for Named Executive Officers

Douglas McCrosson

During 2020, Mr. McCrosson’s base salary was $365,761. He was entitled to receive a non-discretionary performance based cash bonus equal to 60% of his base salary upon the attainment of Company growth targets measured by the Company’s ending cash balance at December 31, 2020, amount of accounts payable delinquency at December 31, 2020, book to bill ratio, and full-year earnings per share. Mr. McCrosson and the Compensation and Human Resources Committee agreed that Mr. McCrosson would forego $224,457 of short-term incentive cash bonus that Mr. McCrosson earned for 2020 in consideration of the recent decline in the Company’s stock price and the challenges the Company was facing due to, among other things, economic conditions and uncertainties resulting from the COVID-19 pandemic. In addition, during 2020, Mr. McCrosson was awarded an aggregate of 42,009 shares of restricted stock (with a fair market value on the date of grant of $138,633) pursuant to the Company’s 2016 long-term incentive plan. The shares of restricted stock vest on a four year schedule, as follows: 50% of the shares are subject to time-based vesting, and vest in four equal annual installments on the day after the filing of the Company’s Annual Report on Form 10-K each year; the remaining 50% of the shares are subject to performance based vesting, and vest upon the achievement of all Company financial performative-metric thresholds for each fiscal year as identified by our Compensation and Human Resources Committee. The fiscal 2020 metrics were growth targets measured by accounts payable delinquency, the ratio of bank debt to cash, and 2020 net profit. The 2020 performance-based vesting metrics were not all met and, therefore, Mr. McCrosson forfeited an aggregate of 89,056 shares of restricted stock, representing the performance-based portion of the restricted stock granted in 2021, 2020, 2019, 2018, 2017 and 2016.

During 2021, Mr. McCrosson’s base salary was $374,905. On March 8, 2022, Mr. McCrosson’s employment was terminated by the Company other than for cause, as defined in a Severance and Change in Control Agreement he entered into with us in 2016. Under the terms of his Severance and Change in Control Agreement, Mr. McCrosson is being paid continued salary for 18 months following the termination of his employment and all of his unvested equity awards were forfeited. No cash bonuses or other amounts were paid or are payable to Mr. McCrosson in connection with the termination of his employment. Pursuant to the Severance and Change in Control Agreement, Mr. McCrosson is prohibited from disclosing confidential information and he has agreed not to compete with us without our consent for 18 months following the termination of his employment, so long as we make severance pursuant to the agreement.

Andrew Davis

Mr. Davis joined the Company in May 2021. During 2021, Mr. Davis’ base salary was $300,000 and he was entitled to receive a non-discretionary performance based cash bonus equal to 40% of his base salary upon the attainment of Company growth targets determined by the Company’s Chief Executive Officer. In addition, during 2021 Mr. Davis was awarded an aggregate of 28,916 shares of restricted stock (with a fair market value on the date of grant of $120,001) pursuant to the Company’s 2016 long-term incentive plan. The shares of restricted stock vest on a four year schedule, as follows: 50% of the shares are subject to time-based vesting, and vest in four equal annual installments on the day after the filing of the Company’s Annual Report on Form 10-K each year; the remaining 50% of the shares are subject to performance based vesting, and vest upon the achievement of all Company financial performative-metric thresholds for each fiscal year as identified by our Compensation and Human Resources Committee. The fiscal 2021 metrics were targets measured by accounts payable delinquency, amount of bank debt minus cash and 2021 net profit.

In 2021, Mr. Davis entered into a Severance and Change in Control Agreement with us, the details of which are outlined below under the heading “Payments upon Termination or Change in Control.” Pursuant to the Severance and Change in Control Agreement, Mr. Davis is prohibited from disclosing confidential information and he has agreed not to compete with us without our consent during the term of employment and for 12 months thereafter, so long as we make severance payments pursuant to the agreement.

Kenneth Hauser

During 2020, Mr. Hauser’s base salary was $230,000 and he was entitled to receive a non-discretionary performance based cash bonus equal to 35% of his base salary upon the attainment of Company growth targets determined by the Company’s Chief Executive Officer. In addition, during 2020, Mr. Hauser was awarded an aggregate of 12,222 shares of restricted stock (with a fair market value on the date of grant of $40,333) pursuant to the Company’s 2016 long-term incentive plan. The shares of restricted stock vest on a four year schedule, as follows: 50% of the shares are subject to time-based vesting, and vest in four equal annual installments on the day after the filing of the Company’s Annual Report on Form 10-K each year; the remaining 50% of the shares are subject to performance based vesting, and vest upon the achievement of all Company financial performative-metric thresholds for each fiscal year as identified by our Compensation and Human Resources Committee no later than 90 days following January 1 of the applicable fiscal year. The fiscal 2020 metrics were growth targets measured by accounts payable delinquency, the ratio of bank debt to cash, and 2020 net profit. The 2020 performance-based vesting metrics were not all met and, therefore, Mr. Hauser forfeited an aggregate of 14,195 shares of restricted stock, representing the performance-based portion of the restricted stock granted in 2020, 2019, 2018, 2017 and 2016.

During 2021, Mr. Hauser’s base salary was $230,000 and he was entitled to receive a non-discretionary performance based cash bonus equal to 35% of his base salary upon the attainment of Company growth targets determined by the Company’s Chief Executive Officer. In addition, during 2021, Mr. Hauser was awarded an aggregate of 18,986 shares of restricted stock (with a fair market value on the date of grant of $80,501) pursuant to the Company’s 2016 long-term incentive plan. The shares of restricted stock vest on a four year schedule, as follows: 50% of the shares are subject to time-based vesting, and vest in four equal annual installments on the day after the filing of the Company’s Annual Report on Form 10-K each year; the remaining 50% of the shares are subject to performance based vesting, and vest upon the achievement of all Company financial performative-metric thresholds for each fiscal year as identified by our Compensation and Human Resources Committee. The fiscal 2021 metrics were growth targets measured by accounts payable delinquency, amount of bank debt minus cash, and 2021 net profit. The 2021 performance-based vesting metrics were not all met and, therefore, Mr. Hauser forfeited an aggregate of 19,982 shares of restricted stock, representing the performance-based portion of the restricted stock granted in 2021, 2020, 2019, 2018, 2017 and 2016.

In 2016, Mr. Hauser entered into a Severance and Change in Control Agreement with us, the details of which are outlined below under the heading “Payments upon Termination or Change in Control.” Pursuant to the Severance and Change in Control Agreement, Mr. Hauser is prohibited from disclosing confidential information and he has agreed not to compete with us without our consent during the term of employment and for 12 months thereafter, so long as we make severance payments pursuant to the agreement.

Outstanding Equity Awards at Fiscal Year-End

The following tables summarize the outstanding stock awards as of December 31, 2021 for each Named Executive Officer.

	Stock Awards
Grant Date	Number of Shares of Stock Unvested (#)(1)	Equity Incentive Plan Awards: Number of Unearned Shares (#)(2)	Market Value of Shares Unvested ($)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares ($)(3)
Douglas McCrosson – Former Chief Executive Officer
3/1/2017	—	17,294	—	47,213
3/20/2018	8,314	12,468	22,697	34,038
4/2/2019	21,004	10,502	57,341	28,670
8/27/2020	31,506	5,251	86,011	14,335
4/21/2021	64,698	—	176,626	—

Andrew Davis – Chief Financial Officer
5/12/2021	28,916	—	78,941	—
				—
Kenneth Hauser – Sr. Vice President of Operations
3/1/2017	—	3,440	—	9,391
3/20/2018	1,648	2,469	4,499	6,740
4/2/2019	4,243	2,122	11,583	5,793
8/27/2020	9,166	1,528	25,023	4,171
4/21/2021	18,986	—	51,832	—

(1)	Reflects shares of restricted stock granted pursuant to the Company’s 2016 long-term incentive plan which have yet to vest. The shares of restricted stock vest on a four year schedule, as follows: 50% of the shares are subject to time-based vesting, and vest in four equal annual installments on the day after the filing of the Company’s Annual Report on Form 10-K each year; the remaining 50% of the shares are subject to performance-based vesting, and vest upon the achievement of all Company financial performative-metric thresholds for each fiscal year as identified by our Compensation and Human Resources Committee. The fiscal 2016 metrics were targets measured by EBITDA and revenue, the fiscal 2017 metrics were targets measured by revenue and year-end inventory, the fiscal 2018 metrics were targets measured by backlog, revenue, and year-end inventory, the fiscal 2019 metrics were targets measured by measured by revenue, pre-tax income, and cash flow from operations, the fiscal 2020 metrics were targets measured by accounts payable delinquency, the ratio of bank debt to cash, and 2020 net profit, and the fiscal 2021 metrics were measured by accounts payable delinquency, bank debt minus cash and 2021 net profit.

(2)	Reflects shares of restricted stock granted pursuant to the Company’s 2016 long-term incentive plan which were forfeited in 2017, 2018, 2019, 2020 and 2021 and shares of restricted stock withheld to satisfy tax obligations. Does not include shares of restricted stock granted pursuant to the Company’s 2016 long-term incentive plan which may be forfeited in 2022 (as such shares had not been forfeited as of December 31, 2021).

(3)	Calculated using the closing price per share of the Company’s common stock on the last date of fiscal year 2021.

Pension Benefits

Other than our 401(k) plan, we do not maintain any other plan that provides for payments or other benefits at, following, or in connection with retirement.

Payments upon Termination or Change in Control

On March 8, 2022, Mr. McCrosson’s employment was terminated by the Company other than for cause, as defined in his Severance and Change in Control Agreement. Under the terms of his Severance and Change in Control Agreement, Mr. McCrosson is being paid continued salary for 18 months following the termination of his employment. No cash bonuses or other amounts were paid or are payable to Mr. McCrosson in connection with the termination of his employment.

The Severance and Change in Control agreements with Mr. Davis and Mr. Hauser provide for varying types and amounts of payments and additional benefits upon termination of employment, depending on the circumstances of the termination as follows:

●	Termination without cause. If employment is terminated by the Company other than for cause, as defined in the Severance and Change in Control Agreements, then he is entitled to (x) continued salary for 12 months, (y) any earned cash bonus not yet paid for the fiscal year most recently ended prior to the date of termination, and (z) a prorated cash bonus calculated using the cash bonus amount earned for the year most recently ended prior to the date of termination. A non-competition provision will apply for as long as severance payments are being paid. Any unvested restricted stock will be forfeited and any unexercised options will expire.

●	Termination for cause, or if the executive quits. If Mr. Davis or Mr. Hauser voluntarily terminates his employment, or if the Company terminates his employment for cause, he is not entitled to any severance payments and is not bound by a non-compete clause, however he is still bound by any confidentially and non-disparagement duties. Any unvested restricted stock will be forfeited and any unexercised options will expire.

●	Termination for disability. If Mr. Davis or Mr. Hauser is terminated because of a disability, as defined in the Severance and Change in Control agreements, then he will receive severance as if he had been terminated without cause.

●	Termination following a change in control. If the employment of Mr. Davis or Mr. Hauser is terminated within 18 months following a change in control by the Company other than for cause or disability or by him for good reason (all such terms as defined in the Severance and Change in Control Agreements), he is entitled to (i) his base salary earned through the date of termination, (ii) any earned cash bonus not yet paid for the fiscal year most recently ended prior to the date of termination, and (iii) a prorated portion of his annual cash bonus for the portion of the year he worked, assuming all applicable targets had been met. In addition, he will be entitled to a change in control payment in an amount equal to one and one-half times his base salary for the fiscal year most recently ended prior to the date of termination. Upon any change in control, all of his outstanding stock options and restricted stock will vest immediately. Health insurance and other fringe benefits will continue for a period of six months after termination.

The following table summarizes the amounts payable upon termination of employment for Mr. Davis and Mr. Hauser, assuming termination occurred on December 31, 2021 under the Severance and Change in Control Agreements. For purposes of presenting amounts payable over a period of time (e.g., salary continuation), the amounts are shown as a single total but not as a present value (the single sum does not reflect any discount). To the extent the termination accelerates vesting of equity awards, the value presented below is based upon the Company’s stock price as of December 31, 2021, and assumes the achievement of all applicable performance benefits.

Potential Termination Payments

Name	Disability		By Company for Cause		By Company without Cause		Change in Control
	Cash ($)	Equity	Cash ($)	Equity	Cash ($)	Equity	Cash ($)	Equity
Andrew Davis	370,200	—	—	—	370,200	—	450,000	78,941
Kenneth Hauser	294,400	—	—	—	294,400	—	345,000	92,937

Compensation of Directors

Directors who are employees of the Company do not receive separate compensation for their service as a director. Our non-executive directors receive a mix of cash compensation and stock compensation for their service to our Company. Each year, our Compensation and Human Resources Committee determines the total amount of non-executive director compensation, as well as the allocation among cash and stock compensation, and takes into consideration, among other things, the Company’s performance relative to its guidance, the extent to which director compensation aligns the interests of our directors with the interests of our shareholders, compensation awarded to directors of similarly sized companies in our industry, and past practices. Our Compensation and Human Resources Committee is also tasked with reviewing the annual compensation paid to non-executive directors and making recommendations to our board of directors for any adjustments deemed necessary as a result of their review. In December 2018, our board of directors determined that the following structure would properly incentivize non-executive directors and adequately recognize the additional work performed by board committee chairs: Chairman of the Board, $200,000; Chair of each of the Audit and Finance Committee and Strategic Planning Committee, $140,000 each; Chair of the Compensation and Human Resources Committee, $125,000; Chair of the Nominating and Corporate Governance Committee, $120,000; and all other non-executive directors, $100,000 each. The Chair of the Oversight Committee is paid $96,000 in cash for such role. In August 2020, our board of directors created a new position of Non-Executive Vice Chairperson of the Board and set the compensation for such role at $165,000.

The following table summarizes the compensation of our non-executive directors for the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Carey Bond	146,000	104,171	250,171
Richard Caswell	56,000	88,390	144,390
Michael Faber	48,000	75,760	123,760
Walter Paulick	40,000	63,134	103,134
Eric Rosenfeld	56,000	88,390	144,390
Terry Stinson	80,000	126,268	206,268

(1)	Represents stock awarded to directors during 2021 in the form of RSUs, all of which had vested by December 31, 2021. The Company accounts for compensation expense associated with RSUs based on the fair value of the units on the date of grant.

Non-Employee Director Stock Ownership Policy

In order to align the long-term interests of non-employee directors with our shareholders, our board of directors has adopted a stock ownership policy for non-employee directors. The policy provides that within five years of joining the board, non-employee directors are expected to own shares of Company common stock equal to five times the then cash portion of the annual non-employee director’s compensation.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table and accompanying footnotes below set forth certain information as of August 1, 2022, with respect to the ownership of our common stock by:

●	each person or group who beneficially owns more than 5% of our common stock;

●	each of our directors;

●	each of our Named Executive Officers; and

●	all of our directors and executive officers as a group.

A person is deemed to be the beneficial owner of securities that can be acquired by the person within 60 days from August 15, 2022.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)		Percent of Class(3)
Directors and Named Executive Officers:
Douglas McCrosson	58,927		*
Dorith Hakim	18,588	(4)	*
Andrew Davis	28,916	(5)	*
Kenneth Hauser	48,242	(6)	*
Carey Bond	95,120		*
Richard Caswell	58,461		*
Michael Faber	88,307		*
Walter Paulick	96,969		*
Eric Rosenfeld	813,117	(7)	6.6%
Terry Stinson	156,037		1.3%
All current directors and named executive officers as a group (nine persons)	1,462,684		11.9%
More Than Five Percent Holders:
Royce & Associates, LLC	886,459	(8)	7.2%
Globis Capital Partners, L.P.	854,628	(9)	6.9%

*	Less than 1%

(1)	Unless otherwise noted, the business address of each of the following persons is c/o CPI Aerostructures, Inc., 91 Heartland Blvd., Edgewood, New York 11717, except that the current business address of Douglas McCrosson is not known by the Company.
(2)	Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them, subject to community property laws, where applicable. With respect to our named executive officers, this includes both time-based and performance-based restricted stock awards that are forfeitable until the vesting date or performance certification date, as applicable. It does not include portions of restricted stock awards which have been forfeited. With respect to our non-executive directors, this includes vested time-based restricted stock units (“RSUs”). RSUs are granted yearly and vest quarterly. Such shares of restricted stock and such RSUs are included herein because they may be deemed to be beneficially owned under Rule 13d-3 promulgated under the Exchange Act.

(3)	As of August 15, 2022, there were 12,335,986 shares of our common stock issued and outstanding. Each person beneficially owns a percentage of our outstanding common stock equal to a fraction, the numerator of which is the number shares of our common stock held by such person plus the number of shares of our common stock that such person can acquire within 60 days of August 15, 2022 upon the vesting of RSUs, if applicable and the denominator of which is 12,335,986, which is equal to the number of shares of our common stock issued and outstanding as of August 15, 2022 plus the number of shares of our common stock such person can so acquire during such 60-day period.
(4)	Includes an aggregate of 18,588 shares subject to time-based vesting.
(5)	Represents 28,916 shares subject to time-based or performance-based vesting.
(6)	Includes an aggregate of 34,043 shares subject to time-based or performance-based vesting.
(7)	Represents 302,847 shares of common stock owned individually and 510,270 shares of common stock held by Crescendo Partners II, L.P. Series L (“Crescendo Partners II”). Mr. Rosenfeld is the senior managing member of the sole general partner of Crescendo Partners II. Mr. Rosenfeld disclaims beneficial ownership of the shares held by Crescendo Partners II, except to the extent of his pecuniary interest therein.
(8)	The information is derived from an Amendment to Schedule 13G/A filed with the SEC on January 14, 2022. The business address of Royce & Associates, LLC is 745 Fifth Avenue, New York, NY 10151.
(9)	Globis Capital Advisors, L.L.C, Globis Capital Management, L.P., Globis Capital, L.L.C. and Paul Packer share voting and dispositive power with respect to such shares. Information is derived from a Schedule 13G filed by Globis Capital Partners, L.P. with the SEC on February 14, 2022. The business address of each of the reporting persons is 7100 W. Camino Real, Suite 302-48, Boca Raton, FL 33433.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Party Policy.

Our Code of Ethics requires us to avoid, wherever possible, all related-party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by our board of directors (or our Audit and Finance Committee). SEC rules generally define related-party transactions as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our common stock, or (c) immediate family member of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our Audit and Finance Committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. Our Audit and Finance Committee considers all relevant factors when determining whether to approve a related-party transaction, including whether the related-party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related-party’s interest in the transaction. No director may participate in the approval of any transaction in which he or she is a related-party, but that director is required to provide our Audit and Finance Committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire annually that elicits information about related-party transactions. These procedures are intended to determine whether any such related-party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee, or officer.

Related-Party Transactions.

There were no related-party transactions during the year ended December 31, 2021.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

CohnReznick LLP (“CohnReznick”) served as our independent registered public accounting firm from 2004 until the completion of their review of the Company’s consolidated financial statements for the quarter ended March 31, 2021. In November 2021, the Company engaged RSM US LLP (“RSM”) as our independent public accounting firm to review the Company’s consolidated financial statements for the quarters ended June 30, 2021 and September 30, 2021 and to audit the Company’s financial statements for the year ended December 31, 2021. RSM’s address is 4 Times Square, 151 West 42nd Street, 19th Floor, New York, NY 10036 and its PCAOB firm ID number is 49.

The following fees were invoiced or are expected to be invoiced by RSM to the Company for services which RSM rendered related to the following 2021 activities:

Year Ended December 31, 2021
Audit Fees(1)	$378,000
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total Fees	$378,000

(1)	Audit fees consist of fees billed or expected to be billed for professional services by RSM for the audit of the Company’s consolidated financial statements for the year ended December 31, 2021 and the review of the Company’s consolidated financial statements for the quarters ended June 30, 2021 and September 30, 2021, as well as related services to those engagements normally provided in connection with statutory and regulatory filings or engagements.

Pre-Approval Policies and Procedures. In accordance with Section 10A(i) of the Exchange Act, ,before we engage our independent registered public accounting firm to render audit or non-audit services, the engagement is approved by our Audit and Finance Committee. Our Audit and Finance Committee approved all of the fees referred to in the rows titled “Audit Fees” and “Audit-Related Fees” in the tables above.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1) Financial Statements:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2020 (As Restated) and 2019 (As Restated)

Consolidated Statements of Operations for the Years Ended December 31, 2020 (As Restated) and 2019 (As Restated)

Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended December 31, 2020 (As Restated) and 2019 (As Restated)

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 (As Restated) and 2019 (As Restated)

Notes to Financial Statements

(2) Financial Statement Schedules:

None.

(3) The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company, as amended, (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.1	Certificate of Amendment of the Certificate of Incorporation of Composite of Precision Industries, Inc., dated May 9, 1989 (incorporated by reference to Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.2	Certificate of Amendment of the Certificate of Incorporation of Consortium Products International, Inc., dated June 30, 1992 (incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.3	Certificate of Amendment of the Certificate of Incorporation of CPI Aerostructures, Inc., dated August 7, 1992 (incorporated by reference to Exhibit 3.1.3 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.4	Certificate of Amendment of the Certificate of Incorporation of CPI Aerostructures, Inc., dated June 3, 1997 (incorporated by reference to Exhibit 3.1.4 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.5	Certificate of Amendment of the Certificate of Incorporation of CPI Aerostructures, Inc., dated June 16, 1998 (incorporated by reference to Exhibit 3.1.5 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K/A filed on November 24, 2021).
3.2.1	Amended Article V, Section 6 of Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 22, 2021).
4.1*	Securities of the Registrant.
10.1	Performance Equity Plan 2009 (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 30, 2009).
10.2	2016 Long-Term Incentive Plan, as amended (incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on April 15, 2021).
10.3.1	Agreement of Lease, dated June 30, 2011, between Heartland Boys II L.P. and CPI Aerostructures, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011).

10.3.2	Lease Amendment, dated November 11, 2020, between Heartland Boys II L.P. and CPI Aerostructures, Inc. (incorporated by reference to Exhibit 10.3.2 to the Company’s Annual Report on Form 10-K/A filed on November 24, 2021).
10.3.3	Second Lease Amendment, dated November 10, 2021, between Heartland Boys II L.P. and CPI Aerostructures, Inc.(incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2021).
10.4.1	Amended and Restated Credit Agreement, dated as of March 24, 2016, among CPI Aerostructures, Inc., the several lenders from time to time party thereto, and BankUnited, N.A. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2016).
10.4.2	First Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2016).
10.4.3	Second Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.4.3 to the Company’s Annual Report on Form 10-K filed on August 25, 2020).
10.4.4	Third Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2018).
10.4.5	Fourth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2018).
10.4.6	Fifth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2019).
10.4.7	Waiver and Sixth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2020).
10.4.8	Waiver and Seventh Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2021).
10.4.9	Waiver and Eighth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 28, 2021).
10.4.10	Consent, Waiver and Ninth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2022).
10.4.11	Consent, Waiver and Tenth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2022).
10.5	Amended and Restated Continuing General Security Agreement among CPI Aerostructures, Inc. and BankUnited N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 28, 2016).
10.6**	Severance and Change in Control Agreement, dated March 9, 2022, between the Company and Dorith Hakim (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2022).
21*	Subsidiaries of the Registrant.
23.1*	Consent of CohnReznick LLP.
23.2*	Consent of RSM US LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 905 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instanse Document.
101.SCH*	XBRL Taxonomy Extension Scheme Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Management contract compensatory plan or arrangement.
***	Furnished herewith.

Item 16. FORM 10-K SUMMARY

None

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CPI Aerostructures, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CPI Aerostructures, Inc. and Subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of operations, shareholders’ deficit and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory Valuation

As described in Note 1 of the financial statements, inventories are reported at lower of cost or net realizable value using weighted average actual cost. As described in Note 5 of the financial statements, the Company's inventory balance was $4 million as of December 31, 2021.

Given the complexity and subjectivity of valuation of inventories of the Company’s wholly owned subsidiary, Welding Metallurgy, Inc. (WMI), we identified inventory valuation for WMI as a critical audit matter. Auditing these calculations and estimates required a high degree of auditor judgement and increased audit effort.

Our audit procedures related to the Company's valuation of inventory included the following, among others:

•	We obtained an understanding of management’s process around the valuation of inventory, including inventory reserves.
•	Performed substantive test of details on a sample of inventory transactions by tracing inventory items to underlying invoices and payroll support. We also tested the overhead applied by testing the supporting documentation to costs incurred and testing the appropriateness of amounts capitalized.
•	Reviewed and tested management's inventory reserve estimate by recalculating amounts reserved and comparing to recorded amounts.

Revenue Recognition

As described in Note 2 of the financial statements, revenue for the year ended December 31, 2021 was $103 million. The majority of the Company's revenues are from long-term contracts with performance obligations satisfied over time as the Company (i) sells products with no alternative use to the Company and (ii) has an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date. The Company uses the cost-to-cost method to measure progress for its performance obligations because it best depicts the transfer of control to the customer which occurs as the Company incurs costs on its contracts.

Given the complexity and significant estimates and assumptions management makes regarding revenue and costs associated with long-term contracts with performance obligations satisfied over time, we identified revenue recognition over these contracts as a critical audit matter. Auditing these estimates required a high degree of auditor judgement and increased audit effort.

Our audit procedures related to the Company's revenue, costs and profit for these contracts included the following, among others:

•	We obtained an understanding of management’s process related to the accounting for contract revenue including cost to complete estimates for long-term contracts with performance obligations satisfied over time.
•	Performed substantive test of details on a sample of contracts with customers to ensure modifications were agreed to by the customer.
•	We performed substantive analytical procedures relating to revenue using disaggregated data.
•	We performed journal entry testing related to revenue.
•	Tested the accuracy and completeness of the costs incurred to date on a sample of contracts.
•	We performed procedures, including a retrospective and prospective review, over estimated costs to complete on a sample of contracts.
•	On a sample of contracts, we evaluated whether the revenue recognition over time on contracts was appropriate based on the terms and conditions.
•	Tested the mathematical accuracy of management’s calculation of revenue recognized on a sample basis.

 /s/ RSM US LLP

We have served as the Company's auditor since 2021.

New York, New York

August 19, 2022

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

CPI Aerostructures, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CPI Aerostructures, Inc. and Subsidiaries (the “Company”) as of December 31, 2020, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Consolidated Financial Statements

Subsequent to the issuance of the Company’s consolidated financial statements on April 15, 2021, management determined that these consolidated financial statements contained errors as discussed in Note 16 to the consolidated financial statements. The accompanying consolidated financial statements have been restated to correct these errors.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we were required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CohnReznick LLP

We served as the Company’s auditors from 2004 to December 2021

New York, New York

April 15, 2021, except for the effects on the consolidated financial statements and related footnotes of the restatement described in Note 16, as to which the date is November 24, 2021.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020 (As Restated – see Note 16)
ASSETS
Current Assets:
Cash	$6,308,866	$6,033,537
Accounts receivable, net	4,967,714	4,962,906
Insurance recovery receivable	2,850,000	—
Contract assets	24,459,339	19,729,638
Inventory	4,028,925	6,386,288
Refundable income taxes	40,000	40,000
Prepaid expenses and other current assets	625,075	534,857
Total Current Assets	43,279,919	37,687,226

Operating lease right-of-use assets	7,796,768	4,075,048
Property and equipment, net	1,646,863	2,521,742
Intangibles, net	125,000	250,000
Goodwill	1,784,254	1,784,254
Other assets	372,741	191,179
Total Assets	$55,005,545	$46,509,449

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$10,429,018	$12,092,684
Accrued expenses	6,102,587	5,937,921
Litigation settlement obligation	3,003,259	—
Contract liabilities	5,122,766	1,650,549
Loss reserve	1,495,714	2,009,247
Current portion of long-term debt	3,365,181	6,501,666
Operating lease liabilities	1,580,453	1,819,237
Income taxes payable	5,165	948
Total Current Liabilities	31,104,143	30,012,252

Line of credit	21,250,000	20,738,685
Long-term operating lease liabilities	6,445,728	2,537,149
Long-term debt, net of current portion	1,540,747	6,205,095
Total Liabilities	60,340,618	59,493,181

Shareholders’ Deficit:
Common stock - $.001 par value; authorized 50,000,000 shares, 12,335,683 and 11,951,271 shares, respectively, issued and outstanding	12,336	11,951
Additional paid-in capital	72,833,742	72,005,841
Accumulated deficit	(78,181,151)	(85,001,524)
Total Shareholders’ Deficit	(5,335,073)	(12,983,732)
Total Liabilities and Shareholders’ Deficit	$55,005,545	$46,509,449

see notes to CONSOLIDATED financial statements

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31, 2021	2020 (As Restated see Note 16)

Revenue	$103,369,544	$87,584,690

Cost of sales	88,364,452	77,824,732

Gross profit	15,005,092	9,759,958

Selling, general and administrative expenses	11,823,921	12,046,170
Income (loss) from operations	3,181,171	(2,286,212)

Other income (expense):
Other income	4,795,000	—
Interest expense	(1,141,189)	(1,421,955)
Total other income (expense), net	3,653,811	(1,421,955)
Income (loss) before provision for income taxes	6,834,982	(3,708,167)

Provision for (benefit from) income taxes	14,609	(53,414)
Net income (loss)	$6,820,373	$(3,654,753)

Income (loss) per common share-basic	$0.56	$(0.31)

Income (loss) per common share-diluted	$0.56	$(0.31)

Shares used in computing income (loss) per common share:
Basic	12,193,826	11,884,307
Diluted	12,193,826	11,884,307

see notes to CONSOLIDATED financial statements

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

Years ended December 31, 2021 and 2020 (As Restated see Note 16)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ (Deficit)

Balance at January 1, 2020 (as restated)	11,818,830	$11,819	$71,294,629	$(81,346,771)	$(10,040,323)

Net loss (as restated)	—	—	—	(3,654,753)	(3,654,753)
Stock-based compensation expense	132,441	132	711,212	—	711,344

Balance at December 31, 2020 (as restated)	11,951,271	11,951	72,005,841	(85,001,524)	(12,983,732)

Net income				6,820,373	6,820,373
Common stock forfeited	(41,199)	(42)	—	—	(42)
Stock-based compensation expense	425,611	427	827,901	—	828,328
Balance at December 31, 2021	12,335,683	$12,336	$72,833,742	$(78,181,151)	$(5,335,073)

see notes to CONSOLIDATED financial statements

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31, 2021	2020 (As Restated – see Note 16)
Cash flows from operating activities:
Net income (loss)	$6,820,373	$(3,654,753)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,029,067	1,032,986
Amortization of debt issuance costs	49,642	95,429
Cash expended in excess of rent expense	(51,925)	(137,737)
Stock-based compensation expense	828,286	711,344
Bad debt expense (recovery)	127,413	(23,395)
Forgiveness of PPP loan	(4,795,000)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(132,221)	2,090,091
Increase in contract assets	(4,729,701)	(4,448,831)
Decrease (increase) in inventory	2,357,363	(1,480,035)
(Increase) decrease in prepaid expenses and other current assets	(321,422)	187,107
Decrease in refundable income taxes	—	434,904
(Decrease) increase in accounts payable and accrued expenses	(1,499,000)	7,458,527
Increase (decrease) in contract liabilities	3,472,217	(1,911,158)
Decrease in loss reserve	(513,533)	(1,956,666)
Increase in insurance receivable	(2,850,000)	—
Increase in settlement of litigation obligation	3,003,259	—
Increase (decrease) in income taxes payable	4,217	(268)
Net cash provided by (used in) operating activities	2,799,035	(1,602,455)
Cash flows from investing activities:
Purchase of property and equipment	(29,188)	(146,788)
Net cash used in investing activities	(29,188)	(146,788)
Cash flows from financing activities:
Proceeds from PPP loan	—	4,795,000
Proceeds from line of credit	511,315	—
Principal payments on long-term debt	(3,005,833)	(2,337,473)
Debt issuance costs	—	(107,540)
Net cash (used) provided by financing activities	(2,494,518)	2,349,987
Net increase in cash and restricted cash	275,329	600,744
Cash at beginning of year	6,033,537	5,432,793
Cash at end of year	$6,308,866	$6,033,537
Supplemental schedule of noncash investing activities:
Eqsuipment acquired under capital lease	$—	$134,900
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$1,139,532	$1,490,152
Cash paid for (received from) income taxes	$10,392	$(488,052)

See notes to CONSOLIDATED financial statements

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company consists of CPI Aerostructures, Inc. (“CPI”) and Welding Metallurgy, Inc. (“WMI”), a wholly owned subsidiary acquired on December 20, 2018 and Compac Development Corporation, a wholly owned subsidiary of WMI (collectively the “Company.”)

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

Effective January 1, 2018, the Company follows Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”), using the modified retrospective method. In accordance with ASC 606, the Company recognizes revenue when it transfers control of a promised good or service to a customer in an amount that reflects the consideration it expects to be entitled to in exchange for the good or service. The majority of the Company’s performance obligations are satisfied over-time as the Company (i) sells products with no alternative use to the Company and (ii) has an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date. Under the over-time revenue recognition model, revenue and gross profit are recognized over the contract period as work is performed based on actual costs incurred and an estimate of costs to complete and resulting total estimated costs at completion. In 2020, the Company corrected its application of ASC 606, which resulted in a restatement of its previously issued consolidated financial statements for 2018 and the first three quarters of 2019.

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

Cash

The Company maintains its cash in four financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed these limits. As of December 31, 2021 and 2020, the Company had $6,195,672 and $6,024,418, respectively, of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly credit worthy.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances, net of reserves. The Company calculates and maintains its accounts receivable reserves based on customer account agings as well as identification of any anticipated collectability issues by account, if applicable. The Company writes off accounts when they are deemed to be uncollectible.

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

At December 31, 2021 the Company has right of use assets and lease liabilities of approximately $7.8 million and $8.0 million respectively. At December 31, 2020 the Company has right of use assets and lease liabilities of approximately $4.1 million and $4.4 million respectively.

Long-Lived Assets

The Company reviews its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any such change has occurred. If such changes in circumstance are present, a loss is recognized to the extent the carrying value of the asset is in excess of the undiscounted fair value of cash flows expected to result from the use of the asset and amounts expected to be realized upon its eventual disposition.

Short-Term Debt

The fair value of the Company’s short-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Using this method, the fair value of the Company’s short-term debt was not significantly different than the stated value at December 31, 2021 and 2020.

Fair Value

At December 31, 2021 and 2020, the fair values of the Company’s current assets and current liabilities approximated their carrying values because of the short-term nature of these instruments.

	2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Debt
Line of credit and long-term debt	$26,155,928	$26,155,928	$33,445,446	$33,445,446

We estimated the fair value of debt using market quotes and calculations based on market rates.

Income (loss) per share

Basic income (loss) per common share is computed using the weighted-average number of shares outstanding. Diluted loss per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. There were no incremental shares of that were used in the calculation of diluted earnings per common share in 2021 since the restricted stock units were fully vested by December 31 2021. Since the Company was in a loss position in 2020, no incremental shares were used in the calculation of diluted loss per share since these shares would be considered anti-dilutive.

Income taxes

Income taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the consolidated financial statements carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recognizes the effect of an income tax position only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities.

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

An entity may still perform the optional qualitative assessment for a reporting unit to determine if it is more likely than not that goodwill is impaired. However, the ASU 2017-04 eliminates the requirement to perform a qualitative assessment for any reporting unit with zero or negative carrying amount. The Company adopted ASU-2017-4 for the year ended December 31, 2020 and there was no impact of the adoption to the Company’s financial statements.

Liquidity

At December 31, 2021, our cash balance was $6,308,866 compared to $6,033,537 at December 31, 2020, an increase of $275,329. Our accounts receivable balance at December 31, 2021 increased to $4,967,714 from $4,962,906 at December 31, 2020. At December 31, 2021, we had working capital of $12,175,606 compared to working capital of $7,674,974 at December 31, 2020.

On May 11, 2021, we entered into a Consent, Waiver and Seventh Amendment (the “Seventh Amendment”) to the Company’s credit facility (the “BankUnited Facility” or the “Credit Agreement”) with BankUnited, N.A. (“BankUnited”) Credit Agreement. Under the Seventh Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to July 31, 2022, and (b) amending the leverage ratio covenant. Additionally, under the Seventh Amendment, BankUnited waived late delivery of certain financial information.

On October 28, 2021, we entered into Waiver and Eighth Amendment (the “Eighth Amendment”) to the Credit Agreement. Under the Eighth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to December 31, 2022, (b) reducing the availability under the Revolving Loan from $24 million to $21 million while eliminating the requirement to maintain a minimum $3.0 million in a combination of Revolving Loan availability and unrestricted cash, (c) providing for the repayment of an additional $750,000 of the principal balance of the Term Loan in three installments of $250,000 on November 30, 2021, December 31, 2021 and March 31, 2022 in addition to $200,000 regular monthly principal payments through December 31, 2022, (d) amending the minimum debt service coverage ratio covenant and (e) amending the maximum leverage coverage ratio. Additionally, under the Eighth Amendment, BankUnited waived certain covenant non-compliance and waived temporarily, late delivery of certain financial information. In connection with the Eighth Amendment, a $250,000 amendment fee (the “Amendment Fee”) was earned by the lenders on December 31, 2021 which the Company elected to pay in kind and accrue and capitalize rather than pay in cash. As at December 31, 2021, the Amendment Fee payable was posted by BankUnited to the Revolving Loan and on February 11, 2022, in agreement with the Company, the Amendment Fee was reclassified by BankUnited to the Term Loan. The Company has recorded this payable to its financial statements accordingly.

On April 12, 2022 the Company entered into a Consent, Waiver and Ninth Amendment (the “Ninth Amendment”) to the Credit Agreement. Under the Ninth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to September 30, 2023, (b) providing for the repayment of an additional $750,000 of the principal balance of the Term Loan in three installments of $250,000 on September 30, 2022, December 31, 2022 and March 31, 2023 in addition to $200,000 regular monthly principal payments through December 31, 2022 and (c) increasing the interest on the Revolving Loan, Term Loan, and the Amendment Fee as follows: through June 30, 2022, Prime Rate (as defined in the Credit Agreement) plus 2.5%; from July 1, 2022 through August 31, 2022, Prime Rate plus 5%; from September 1, 2022 through October 31, 2022, Prime Rate plus 6%; from November 1, 2022 through December 31, 2022, Prime Rate plus 7%; and from January 1, 2023 through September 30, 2023, Prime Rate plus 8%. Additionally, under the Ninth Amendment, the Credit Agreement financial covenants were amended. BankUnited also waived or consented to certain covenant non-compliance, waived temporarily or consented to, late delivery of certain financial information and waived permanently late delivery of certain pro-forma budget information.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

On August 19, 2022, we entered into a Consent, Waiver and Tenth Amendment (the “Tenth Amendment”) to the Credit Agreement. Under the Tenth Amendment, the parties amended the Credit Agreement by (a) increasing the maximum leverage ratio applicable for the fiscal quarter ending September 30, 2022 to 5.0 to 1.0, (b) waiving and/or consenting to the exclusion from the Company’s covenant compliance requirements for the fiscal quarters ended December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 up to (i) $566,024.81 of losses incurred and reserves taken under the Borrower’s welded product contracts, and (ii) $367,044.51 of reserves taken with respect to the Borrower’s welded product inventory, and (c) waiving and/or consenting to the exclusion from the Company’s covenant compliance requirements for the fiscal quarters ended March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022 up to $795,997.06 of accrued severance and COBRA costs and employer taxes incurred by the Company during the fiscal quarter ended March 31, 2022. Additionally, under the Tenth Amendment, BankUnited waived or consented to late delivery of certain financial information required by the Credit Agreement.

The Credit Agreement, as amended, requires us to maintain the following financial covenants (subject to the exclusions provided for in the previous paragraph): (a) minimum debt service coverage ratio of no less than 1.5 to 1.0 for the trailing four quarter period ended March 31, 2022, 0.95 to 1.0 for the trailing four quarter period ended June 30, 2022, and 1.5 to 1.0 for the trailing four quarter period ended September 30, 2022 and for the trailing four quarter periods ended thereafter; (b) maximum leverage ratio of no less than 7.30 to 1.0 for the trailing four quarter period ended March 31, 2022, 6.30 to 1.0 for the trailing four quarter period ended June 30, 2022, and 5.0 to 1.0 for the trailing four quarter period ended September 30, 2022 and 4.0 to 1 for the trailing four quarter periods thereafter; (c) minimum net income after taxes as of the end of each fiscal quarter being no less than $1.00 commencing June 30, 2022; and (d) a minimum adjusted EBITDA at the end of each quarter of no less than $1.0 million (waived for the quarter ended March 31, 2022). The additional principal payments, increase in interest and the Amendment Fee provided for in the Eight Amendment and Ninth Amendment are excluded for purposes of calculating compliance with each of the financial covenants.

It is management’s estimation that there will likely not be any individual conditions or combination of events that will occur in the coming year which would cause the Company to be unable to meet its obligations or otherwise continue as a going concern. However, there can be no assurance that such plans will accomplish their intended goals.

Business Combination

In December 2018, the Company completed the acquisition of WMI from Air Industries for a purchase price of $7.9 million, subject to a potential post-closing working capital adjustment. Of the purchase price, $2 million was placed in escrow at closing and was to be released after the completion of the working capital adjustment and for indemnification contingencies. Air Industries objected to the Company’s calculation of the post-closing working capital adjustment and rejected the determination of BDO, the independent accountant appointed by the parties to resolve the dispute. On September 27, 2019, the Company filed a notice of motion in the Supreme Court of the State of New York, County of New York, against Air Industries seeking, among other things, a judgment against Air Industries in the amount of approximately $4.1 million. In October 2019, Air Industries and the Company jointly authorized the release to the Company of approximately $619,000 from escrow, which represented the value of certain undisputed items.

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

The Company also has contracts that are considered point in time. Under the point in time revenue recognition model, revenue is recognized when control of the components has transferred to the customer.

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

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by contract type and revenue recognition method:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Aerostructure	$35,312,287	$34,248,296
Aerosystems	31,259,852	14,787,309
Kitting and Supply Chain Management	36,797,405	38,549,085
Total	$103,369,544	$87,584,690

	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenue recognized using over time revenue recognition model	$93,833,181	$75,991,062
Revenue recognized using point in time revenue recognition model	9,536,363	11,593,627
Total	$103,369,544	$87,584,690

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2021, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $134.7 million. This represents the amount of revenue the Company expects to recognize in the future on contracts with unsatisfied or partially satisfied performance obligations as of December 31, 2021. The Company estimates that it will recognize approximately 52% of this amount in fiscal year 2022, approximately 42% in fiscal year 2023 and the remainder in fiscal year 2024.

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

	December 31,
	2021	2020
Contract assets	$24,459,339	$19,729,638
Contract liabilities	5,122,766	1,650,549
Net Contract assets	$19,336,573	$18,079,089

Revenue recognized for the year ended December 31, 2021, that was included in the contract liabilities balances as of January 1, 2021 was $1.6 million and as of January 1, 2020 was $3.6 million.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables as follows:

	December 31,
	2021	2020
Billed receivables	$5,177,601	$5,226,468
Less: allowance for doubtful accounts	(209,887)	(263,562)
Total accounts receivable, net	$4,967,714	$4,962,906

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

5.	INVENTORY

The components of inventory consisted of the following:

	December 31,
	2021	2020
Raw materials	$3,603,359	$2,218,981
Work in progress	1,413,672	2,645,548
Finished goods (Includes completed components)	1,998,049	4,251,982
Gross inventory	$7,015,080	$9,116,511
Inventory reserves	(2,986,155)	(2,730,222)
Inventory, net	$4,028,925	$6,386,288

6.	PROPERTY AND EQUIPMENT

	December 31,		Estimated
	2021	2020	Useful Life (years)
Machinery and equipment	$3,978,662	$3,964,491	5 to 7
Computer equipment	4,191,040	4,179,087	5
Furniture and fixtures	709,350	709,350	7
Automobiles and trucks	13,162	13,162	5
Leasehold improvements	2,588,826	2,585,762	Lesser of lease term or 10 years
Total gross property and equipment	11,481,040	11,451,852
Less accumulated depreciation and amortization	(9,834,177)	(8,930,110)
Total property and equipment, net	$1,646,863	$2,521,742

Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was $904,067 and $907,984, respectively.

During the years ended December 31, 2021 and 2020, the Company acquired $0 and $134,900, respectively, of property and equipment under capital leases. The assets acquired under capital lease as of December 31, 2021 and 2020, are as follows:

	December 31,
	2021	2020
Machinery and equipment	$1,114,044	$1,114,044
Computer equipment	527,188	527,188
Leasehold improvements	399,800	399,800
Total assets acquired under capital lease	2,041,032	2,041,032
Less accumulated depreciation and amortization	(1,439,073)	(1,079,666)
Total assets acquired under capital lease, net	$601,959	$961,366

7.	INTANGIBLES AND GOODWILL

	December 31,
	2021	2020
Gross Intangibles	$500,000	$500,000
Less: amortization of intangibles	(375,000)	(250,000)
Intangibles, net	$125,000	$250,000

Goodwill	$1,784,254	$1,784,254

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

As discussed in Note 1, the Company completed the WMI Acquisition on December 20, 2018. The acquisition was accounted for as a business combination in accordance with ASC Topic 805. Accordingly, the Company recorded the fair value of the assets and liabilities assumed at the date of acquisition.

As a result of the acquisition, the Company recorded Goodwill of $1,784,254. The Company’s intangible asset is comprised of the value of the customer relationships acquired as part of the WMI Acquisition. The useful life is four years representing the remaining economic life.

Amortization expense was $125,000 during each of the years ended December 31, 2021 and December 31, 2020.

8.	LINE OF CREDIT

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

On May 11, 2021, the Company entered into the Seventh Amendment. Under the Seventh Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to July 31, 2022, and (b) amending the leverage ratio covenant. Additionally, under the Seventh Amendment, BankUnited waived late delivery of certain financial information.

On October 28, 2021, the Company entered into the Eighth Amendment. Under the Eighth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to December 31, 2022, (b) reducing the availability under the Revolving Loan from $24 million to $21 million while eliminating the requirement to maintain a minimum $3.0 million in a combination of Revolving Loan availability and unrestricted cash, (c) providing for the repayment of an additional $750,000 of the principal balance of the Term Loan in three installments of $250,000 on November 30, 2021, December 31, 2021 and March 31, 2022 in addition to $200,000 regular monthly principal payments through December 31, 2022, (d) amending the minimum debt service coverage ratio covenant, (e) amending the maximum leverage ratio covenant. Additionally, under the Eighth Amendment, BankUnited waived certain covenant non-compliance and waived temporarily, late delivery of certain financial information. In connection with the Eighth Amendment, a $250,000 amendment fee (the “Amendment Fee”) was earned by the lenders on December 31, 2021 which the Company elected to pay in kind and accrue and capitalize rather than pay in cash. As at December 31, 2021, the Amendment Fee payable was posted by BankUnited to the Revolving Loan and on February 11, 2022, in agreement with the Company, the Amendment Fee was reclassified by BankUnited to the Term Loan. The Company has recorded this payable to its financial statements accordingly.

On April 12, 2022 the Company entered into a Consent, Waiver and Ninth Amendment (the “Ninth Amendment”) to the Credit Agreement. Under the Ninth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to September 30, 2023, (b) providing for the repayment of an additional $750,000 of the principal balance of the Term Loan in three installments of $250,000 on September 30, 2022, December 31, 2022 and March 31, 2023 in addition to $200,000 regular monthly principal payments through December 31, 2022 and (c) increasing the interest on the Revolving Loan, Term Loan, and the Amendment Fee as follows: through June 30, 2022, Prime Rate (as defined in the Credit Agreement) plus 2.5%; from July 1, 2022 through August 31, 2022, Prime Rate plus 5%; from September 1, 2022 through October 31, 2022, Prime Rate plus 6%; from November 1, 2022 through December 31, 2022, Prime Rate plus 7%; and from January 1, 2023 through September 30, 2023, Prime Rate plus 8%. Additionally, under the Ninth Amendment, the Credit Agreement financial covenants were amended. BankUnited also waived or consented to certain covenant non-compliance, waived temporarily or consented to, late delivery of certain financial information and waived permanently late delivery of certain pro-forma budget information.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

On August 19, 2022, we entered into the Tenth Amendment. Under the Tenth Amendment, the parties amended the Credit Agreement by (a) increasing the maximum leverage ratio applicable for the fiscal quarter ending September 30, 2022 to 5.0 to 1.0, (b) waiving and/or consenting to the exclusion from the Company’s covenant compliance requirements for the fiscal quarters ended December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 up to (i) $566,024.81 of losses incurred and reserves taken under the Borrower’s welded product contracts, and (ii) $367,044.51 of reserves taken with respect to the Borrower’s welded product inventory, and (c) waiving and/or consenting to the exclusion from the Company’s covenant compliance requirements for the fiscal quarters ended March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022 up to $795,997.06 of accrued severance and COBRA costs and employer taxes incurred by the Company during the fiscal quarter ending March 31, 2022. Additionally, under the Tenth Amendment, BankUnited waived or consented to late delivery of certain financial information required by the Credit Agreement.

The Credit Agreement, as amended, requires us to maintain the following financial covenants (subject to the exclusions provided for in the previous paragraph): (a) minimum debt service coverage ratio of no less than 1.5 to 1.0 for the trailing four quarter period ended March 31, 2022, 0.95 to 1.0 for the trailing four quarter period ended June 30, 2022, and 1.5 to 1.0 for the trailing four quarter period ended September 30, 2022 and for the trailing four quarter periods ended thereafter; (b) maximum leverage ratio of no less than 7.30 to 1.0 for the trailing four quarter period ended March 31, 2022, 6.30 to 1.0 for the trailing four quarter period ended June 30, 2022, and 5.0 to 1.0 for the trailing four quarter period ended September 30, 2022 and 4.0 to 1.0 for the trailing four quarter periods thereafter; (c) minimum net income after taxes as of the end of each fiscal quarter being no less than $1.00 commencing June 30, 2022; and (d) a minimum adjusted EBITDA at the end of each quarter of no less than $1.0 million (waived for the quarter ended March 31, 2022). The additional principal payments, increase in interest and the Amendment Fee provided for in the Eight Amendment and Ninth Amendment are excluded for purposes of calculating compliance with each of the financial covenants.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

As of December 31, 2021 and December 31, 2020, the Company had $21,250,000 and $20,738,780, respectively, outstanding under the BankUnited Revolving Loan Facility. As at December 31, 2021, the Amendment Fee payable was posted by BankUnited to the Revolving Loan and on February 11, 2022, in agreement with the Company, the Amendment Fee was reclassified by BankUnited to the Term Loan. The Company has recorded this payable to its financial statements accordingly.

The BankUnited Facility is secured by all of the Company’s assets.

9.	DEBT

As described above, in connection with the Tenth Amendment, the Company and BankUnited agreed to amend the Credit Agreement by (a) amending the maximum leverage ratio applicable for the fiscal quarter ending on September 30, 2022, and (b) consenting to and waiving certain covenant non-compliance under the Credit Agreement. Under the Tenth Amendment, there are no changes to interest rates or repayment schedule and the terms pertaining to interest rates and repayment schedule remain the same as described below as per the Ninth Amendment. The Tenth Amendment had no effect on the interest rates on the Revolving Term Loan or Term Loan.

As described above, in connection with the Ninth Amendment, the Company and BankUnited agreed to extend the maturity dates of the Revolving Loan and Term Loan to September 30, 2023, provide for the repayment of an additional $750,000 of the principal balance of the term loan in three installments of $250,000 on September 30, 2022, December 31, 2022 and March 31, 2023 (in addition to the $750,000 in additional principal payments as required by the Eighth Amendment due on November 30, 2021, December 31, 2021 and March 31, 2022), as well as the $200,000 regular monthly principal payments paid monthly through maturity, increase the interest on the Revolving Loan, Term Loan, and the Amendment Fee as follows: through June 30, 2022, Prime Rate (as defined in the Credit Agreement) plus 2.5%; from July 1, 2022 through August 31, 2022, Prime Rate plus 5%; from September 1, 2022 through October 31, 2022, Prime Rate plus 6%; from November 1, 2022 through December 31, 2022, Prime Rate plus 7%; and from January 1, 2023 through September 30, 2023, Prime Rate plus 8%, waive or consent to certain covenant non-compliance, and waive temporarily or consented to, late delivery of certain financial information and waived permanently late delivery of certain pro-forma budget information. The BankUnited Facility, as amended, requires us to maintain the financial covenants described in the preceding note.

The Company paid to BankUnited, commitment and agent fees in the amount of $250,000 in 2021, together with out of pocket costs, expenses, and reasonable attorney’s fees incurred by BankUnited in connection with the Eighth Amendment. The Company paid to BankUnited, commitment and agent fees in the amount of $107,540 in 2020, together with out of pocket costs, expenses, and reasonable attorney’s fees incurred by BankUnited in connection with the Sixth Amendment. The Company has cumulatively paid approximately $846,000 of total debt issuance costs in connection with the BankUnited Facility of which approximately $265,000 is included in other assets at December 31, 2021.

On April 10, 2020, we entered into the Paycheck Protection Program (PPP) Loan, with BNB Bank (now part of Dime Community Bank) as the Lender, in an aggregate principal amount of $4,795,000, pursuant to the Paycheck Protection Program under the CARES Act. The PPP Loan was evidenced by the Note. Subject to the terms of the Note, the PPP Loan bore interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, had an initial term of two years, and was unsecured and guaranteed by the Small Business Administration (SBA). The Note provided for customary events of default including, among other things, cross-defaults on any other loan with the Lender. The PPP Loan could have been accelerated upon the occurrence of an event of default.

On November 2, 2020, the Company applied to the Lender for full forgiveness of the PPP Loan as calculated in accordance with the terms of the CARES Act, as modified by the Paycheck Protection Flexibility Act. We were notified by our lender that our application was accepted and forwarded to the SBA. All amounts have been classified as current or long term in accordance with the Note terms.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

On July 13, 2021, the Company received notification through Dime that the PPP Loan and accrued interest thereon were fully forgiven by the SBA and that the forgiveness payment date was July 1, 2021. The forgiveness of the PPP Loan was recognized during the Company’s third fiscal quarter ending September 30, 2021.

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

The maturities of the long-term debt (excluding unamortized debt issuance costs) as of December 31, 2021, are as follows:

Year ending December 31,
2022	$3,365,181
2023	1,719,766
2024	44,498
2025	26,483
2026	—
Total	$5,155,928

Included in the long-term debt are financing leases and notes payable $422,595 and $678,428 at December 31, 2021 and 2020, respectively, including a current portion of $215,181 and $255,833, respectively.

The BankUnited Facility is secured by all of the Company’s assets and both the Revolving Loan and Term Loan bear interest at the Prime Rate + 0.75% as of December 31, 2021.

At December 31, 2021 and December 31, 2020, the Term Loan, had an aggregate principal balance due of $4,483,333 and $7,233,333, respectively, payable in monthly installments, as defined in the Credit Agreement.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

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

For the years ended December 31, 2021 and 2020, the Company’s operating lease expense was $1,873,455 and $1,625,539 respectively.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2021 were as follows:

Year ending December 31,

2022	$1,946,746
2023	2,028,443
2024	2,105,636
2025	2,160,206
2026	727,128
Total undiscounted operating lease payments	8,968,159
Less imputed interest	(941,978)
Present value of operating lease payments	$8,026,181

The following table sets forth the ROU assets and operating lease liabilities as of December 31, 2021 and 2020:

	2021	2020
Assets
ROU Assets-Net	$7,796,768	$4,075,048

Liabilities
Current operating lease liabilities	$1,580,453	$1,819,237
Long-term operating lease liabilities	6,445,728	2,537,149
Total ROU liabilities	$8,026,181	$4,356,386

The non-cash amortization expense of these assets under operating leases was $1,717,365 and $1,783,280 for the years ended December 31, 2021 and 2020, respectively.

The Company’s weighted average remaining lease term for its operating leases is 4.3 years.

On November 10, 2021, the Company executed the second amendment to the lease agreement for its manufacturing and office space, which extends the lease agreement’s expiration date to April 30, 2026.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

11.	INCOME TAXES

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

The provision (benefit) for income taxes consists of the following:

Year ended December 31,	2021	2020
Current:
Federal	$1,210	$(57,788)
State	13,399	4,374
Deferred:
Federal	—	—
State	—	—
Total	$14,609	$(53,414)

The difference between the income tax provision computed at the federal statutory rate and the actual tax provision (benefit) is accounted for as follows:

December 31,	2021	2020
Taxes computed at the federal statutory rate	$1,435,346	$(778,715)
State income tax, net	10,585	3,454
Research and development tax credit	(198,507)	(210,374)
Change in valuation allowance	(247,094)	943,047
PPP Loan forgiveness	(1,006,950)	—
Other	(22,879)	—
Refund from IRS audit	—	(57,787)
Permanent differences	44,108	46,961
Provision(benefit) for income taxes	$14,609	$(53,414)

The components of deferred income tax assets and liabilities are as follows:

Deferred Tax Assets:	2021	2020
Allowance for doubtful accounts	$45,794	$56,884
Credit carryforwards	2,005,909	1,758,809
Inventory reserve	1,137,436	1,046,890
Accrued Payroll	88,118	—
Loss contracts reserve	185,329	260,780
Restricted stock	191,076	189,072
Other	20,244	18,654
Acquisition costs	86,841	93,063
Lease liability	1,751,168	950,141
Accrued legal	33,438	—
Disallowed interest expense	801,385	909,800
Net operating loss carryforward	20,140,818	20,953,330
Deferred tax assets	26,487,556	26,237,423

Valuation allowance	(22,235,611)	(22,704,931)

Deferred Tax Liabilities:
Prepaid expenses	136,381	115,437
Revenue recognition	2,144,797	2,086,045
Property and equipment	269,653	441,590
ROU asset	1,701,114	889,420
Deferred tax liabilities	$4,251,945	$3,532,492
Net deferred tax liabilities	$—	$—

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

As of December 31, 2021 the Company had approximately $88.6 million of gross net operating loss carryforwards (“NOLs”) for federal tax purposes and approximately $37.8 million of post apportionment NOLs for state tax purposes. The federal NOLs begin to expire in 2034, losses generated in 2018 and forward have an indefinite life. The state NOLs begin to expire in 2034.

As a result of the Tax Cuts and Jobs Act of 2017 and the Coronavirus Aid, Relief, and Economic Security Act of 2020, federal NOLs arising before January 1, 2018, and NOLs arising after January 1, 2018, are subject to different rules. Our pre-2018 NOLs totaled approximately $78.9 million; these NOLs will expire in varying amounts from 2034 through 2039, if not utilized, and can offset 100% of future taxable income for regular tax purposes. Our NOLs arising in 2018, 2019 and 2020 can generally be carried back five years, carried forward indefinitely and can offset 100% of taxable income for tax years before January 1, 2021 and up to 80% of taxable income for tax years after December 31, 2020. Any NOLs arising on or after January 1, 2021, cannot be carried back, can generally be carried forward indefinitely and can offset up to 80% of future taxable income. The state NOLs begin to expire in 2034.

Our ability to fully recognize the benefits from our NOLs is dependent upon our ability to generate sufficient income prior to their expiration. In addition, our NOL carryforwards may be limited if we experience an ownership change as defined by Section 382 of the Internal Revenue Code (“Section 382”). In general, an ownership change under Section 382 occurs if 5% shareholders increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a relevant lookback period. The Company has not completed a Section 382 analysis for the year ended December 31, 2021; however, The Company believes that no ownership change occurred during the relevant lookback period that would limit our ability to use our NOLs. The sale of additional equity securities in the future may trigger an ownership change under IRC Section 382, which could significantly limit our ability to utilize our tax benefits. The Company will recognize a tax benefit in the consolidated financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50%) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes.

The provision for income tax for the year ended December 31, 2021 was $14,609, an effective tax rate of 0.21%. The tax provision was mostly the result of state franchise and minimum taxes.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

12.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation based on the fair value of the stock or stock based instrument on the date of grant. The Company’s net income (loss) for the years ended December 31, 2021 and 2020, respectively, includes approximately $828,000 and $711,000 of stock based compensation expense, respectively, for the grant of RSUs and shares.

In January 2021, the Company granted 135,512 restricted stock units (“RSUs”) to its board of directors as partial compensation for the 2021 year. RSUs vest quarterly on a straight-line basis over a one-year period. In January 2020, the Company granted 73,551 RSUs to its board of directors as partial compensation for the 2020 year.

In August 2020, the Company granted 2,617 RSUs to one of its board members as partial compensation for the 2020 year. In October 2020, the company granted 949 shares of common stock to one of its board members as partial compensation for the 2020 year. In November 2020, the Company granted 5,758 shares of common stock to one of its board members as partial compensation for the 2020 year.

The Company’s net income (loss) for the years ended December 31, 2021 and 2020, respectively, includes approximately $546,000 and $532,000, respectively, of non-cash compensation expense related to the RSU grants to the board of directors. This expense is recorded as a component of selling, general and administrative expenses.

In April 2021, the Company granted 137,512 RSUs to various officers and employees. In May 2021, the Company granted 28,916 to an officer. In the event that any of these employees voluntarily terminates their employment prior to certain dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. These shares will be expensed during various periods through March 2025 based upon the service and performance thresholds. In April 2021, 33,915 of the shares granted between 2017 and 2020 were forfeited because the Company failed to achieve certain performance criteria for the year ended December 31, 2020.

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

The Company’s net income (loss) for the years ended December 31, 2021 and 2020 includes approximately $282,000 and $179,000, respectively, of non-cash compensation expense related to the RSU grants to the officers and employees. This expense is recorded as a component of cost of goods sold of approximately $51,000 and $57,000, respectively, and as a component of selling, general and administrative expenses of approximately $231,000 and $122,000, respectively.

In 2009, the Company adopted the Performance Equity Plan 2009 (the “2009 Plan”). The 2009 Plan reserved 500,000 common shares for issuance. The 2009 Plan provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company. The Company has 2,364 shares available for grant under the 2009 Plan as of December 31, 2021.

In 2016, the Company adopted the 2016 Long Term Incentive Plan (the “2016 Plan”). The 2016 Plan reserved 600,000 common shares for issuance, provided that, no more than 200,000 common shares be granted as incentive stock options. Awards may be made or granted to employees, officers, directors and consultants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Any shares of common stock granted in connection with awards other than stock options and stock appreciation rights are counted against the number of shares reserved for issuance under the 2016 Plan as one and one-half shares of common stock for every one share of common stock granted in connection with such award. Any shares of common stock granted in connection with stock options and stock appreciation rights are counted against the number of shares reserved for issuance under the 2016 Plan as one share for every one share of common stock issuable upon the exercise of such stock option or stock appreciation right awarded. In the fourth quarter of 2020 the company added 800,000 shares to the plan. The Company has 472,681 shares available for grant under the 2016 Plan as of December 31, 2021.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

13.	EMPLOYEE BENEFIT PLAN

On September 11, 1996, the Company’s board of directors instituted a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Code”). On October 1, 1998, the Company amended and standardized its plan as required by the Code. Pursuant to the amended plan, qualified employees may contribute a percentage of their pretax eligible compensation to the Plan and the Company will match a percentage of each employee’s contribution. Additionally, the Company has a profit-sharing plan covering all eligible employees. Contributions by the Company are at the discretion of management. The amount of contributions recorded by the Company in 2021 and 2020 amounted to $381,066 and $288,553, respectively.

14.	MAJOR CUSTOMERS

For the year ended December 31, 2021, 32%, 19%, 12% and 10% of our revenue was generated from our four largest customers. For the year ended December 31, 2020, 35%, 11%, 11% and 9% of our revenue was generated from our four largest customers.

At December 31, 2021, 30%, 23% and 18% of accounts receivable were due from our three largest customers. At December 31, 2020, 29%, 24%, 15% and 13% of accounts receivable were due from our four largest customers.

At December 31, 2021, 34%, 16% and 12% of our contract assets were related to our three largest customers. At December 31, 2020, 39%, 20%, 12%, and 9% of our contract assets were related to our four largest customers.

15.	LEGAL PROCEEDINGS

Class Action Lawsuit

As previously disclosed, a consolidated class action lawsuit (captioned Rodriguez v. CPI Aerostructures, Inc., et al., No. 20-cv-01026) has been filed in the U.S. District Court for the Eastern District of New York against the Company, Douglas McCrosson, the Company’s Chief Executive Officer, Vincent Palazzolo, the Company’s former Chief Financial Officer, and the two underwriters of the Company’s October 16, 2018 offering of common stock, Canaccord Genuity LLC and B. Riley FBR. The Amended Complaint in the action asserts claims on behalf of two plaintiff classes: (i) purchasers of the Company’s common As previously disclosed, a consolidated class action lawsuit (captioned Rodriguez v. CPI Aerostructures, Inc., et al., No. 20-cv-01026) has been filed against the Company, Douglas McCrosson, the Company’s former Chief Executive Officer, Vincent Palazzolo, the Company’s former Chief Financial Officer, and the two underwriters of the Company’s October 16, 2018 offering of common stock, Canaccord Genuity LLC and B. Riley FBR. The Amended Complaint in the action asserts claims on behalf of two plaintiff classes: (i) purchasers of the Company’s common stock issued pursuant to and/or traceable to the Company’s offering conducted on or about October 16, 2018; and (ii) purchasers of the Company’s common stock between March 22, 2018 and February 14, 2020. The Amended Complaint alleges that the defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act by negligently permitting false and misleading statements to be included in the registration statement and prospectus supplements issued in connection with its October 16, 2018 securities offering. The Amended Complaint also alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated by the SEC, by making false and misleading statements in the Company’s periodic reports filed between March 22, 2018 and February 14, 2020. Plaintiff seeks unspecified compensatory damages, including interest; rescission or a rescissory measure of damages; unspecified equitable or injunctive relief; and costs and expenses, including attorney’s fees and expert fees. On February 19, 2021, the Company moved to dismiss the Amended Complaint. Plaintiff submitted a brief in opposition to the motion to dismiss on April 23, 2021.

On May 20, 2021, the parties reached a settlement in the amount of $3,600,000, subject to court approval. On July 9, 2021, Plaintiff filed an unopposed motion for preliminary approval of the settlement. On November 10, 2021, a magistrate judge recommended that the Court grant the motion for preliminary approval in its entirety. The Court adopted the recommendation on May 27, 2022, and entered an order granting preliminary approval of the settlement on June 7, 2022. The magistrate judge will hold a hearing on September 9, 2022 to decide whether to grant final approval of the settlement. After satisfaction of our $750,000 retention, the Settlement Amount will be covered and paid by our directors’ and officers’ insurance carrier. As of March 31, 2021, we have previously paid or accrued to our financial statements covered expenses totaling $750,000, and have therefore met our directors’ and officers’ retention requirement, which caps the Company’s expenses pertaining to the class action suit.

As of December 31, 2021, in order to reflect the amounts owed from our directors’ and officers’ insurance carrier and to the Plaintiffs, we have recorded to our balance sheet a litigation settlement obligation of $3,003,259 and an insurance recovery receivable of $2,850,000; this obligation and receivable will be relieved from our balance sheet upon the payment of the Settlement Amount to the Plaintiff by our directors’ and officers’ insurance carrier.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Shareholder Derivative Action

Four shareholder derivative actions, each based on substantially the same facts as those alleged in the class action discussed above, have been filed against current members of our board of directors and certain of our current and former officers.

The first action (captioned Moulton v. McCrosson, et.al., No. 20-cv-02092) was filed in the United States District Court for the Eastern District of New York. It purports to assert derivative claims against the individual defendants for violations of Section 10(b) and 21D of the Exchange Act, breach of fiduciary duty and unjust enrichment, and seeks to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct. The complaint also seeks declaratory, equitable, injunctive, and monetary relief, as well as attorneys’ fees and other costs. On October 26, 2020, the plaintiff filed an amended complaint. On January 27, 2021, the Court stayed the action pursuant to a joint stipulation filed by the parties.

The second action (captioned Woodyard v. McCrosson, et al., Index No. 613169/2020) was filed on September 17, 2020, in the Supreme Court of the State of New York (Suffolk County). It purports to assert derivative claims against the individual defendants for breach of fiduciary duty and unjust enrichment, and seeks to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct, along with declaratory, equitable, injunctive and monetary relief, as well as attorneys’ fees and other costs. On December 22, 2020, the parties filed a joint stipulation staying the action pending further developments in the class action.

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

The fourth action (captioned Wurst v. Bazaar, et al., Index No. 605244/2021) was filed on March 24, 2021, in the Supreme Court of the State of New York (Suffolk County). The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct. The complaint also seeks declaratory, equitable, injunctive, and monetary relief, as well as attorneys’ fees and other costs. On April 12, 2021, the parties filed a joint stipulation staying the action pending further developments in the class action.

On June 13, 2022, the plaintiffs in the consolidated federal action informed the Court that the Company and all defendants had reached an agreement in principle with all plaintiffs to settle the shareholder derivative lawsuits described above. On June 16, 2022, the plaintiffs in the consolidated federal action filed an unopposed motion for preliminary approval of the settlement. On July 22, 2022, the Court referred the motion to the magistrate judge; the motion remains pending. The settlement is subject to Court approval and, if approved, will result in the dismissal of the shareholder derivative lawsuits. As part of the proposed settlement, the Company has agreed to undertake (or confirm that it has undertaken already) certain corporate governance reforms and to pay attorneys’ fees to plaintiffs’ counsel. The attorneys’ fees will be covered and paid by our directors’ and officers’ insurance carrier, after satisfaction of our $750,000 retention.

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

16.	RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 16, 2021, the Audit and Finance Committee determined, based on the analysis and recommendation of management and in consultation with CohnReznick, that the Company’s financial statements as of and for the period ended December 31, 2019 which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 should no longer be relied upon due to errors in such financial statements relating to the recording and reporting of the Insufficient Reserves, that, similarly, management’s reports on the effectiveness of internal control over financial reporting, press releases, and investor communications describing the Company’s financial statements for such period should no longer be relied upon, and stated that the Company expected to restate its Annual Report on Form 10-K for the years ended December 31, 2020 and December 31, 2019, and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020, and September 30, 2020 as filed with the SEC (the “Original Forms 10-Q”) by filing the Comprehensive Form 10-K/A.

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Management has considered the effect of the Inventory Costing Errors and the Insufficient Reserves on the Company’s prior conclusions of the adequacy of its internal control over financial reporting and disclosure controls and procedures as of the end of each of the applicable periods. As a result of the Inventory Costing Errors and the Insufficient Reserves, management has determined that a material weakness existed in the Company’s internal control over financial reporting as of the end of the quarterly periods ended March 31, 2020, June 30, 2020, September 30, 2020 and for the years ended December 31, 2020 and 2019. See Part II Item 9A – Controls and Procedures within this Form 10-K for a description of these matters.

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Impact on Consolidated Statements of Operations

The effect of the Restatement described above on the accompanying consolidated statement of operations for the twelve months ended December 31, 2020 is as follows:

	Consolidated Statement of Operation For the twelve months ended December 31, 2020

	As Previously Reported	Inventory Costing Errors	Loss Contract Reserve	Inventory Reserve	As Restated
Revenue	$87,584,690	$—	$—	$—	$87,584,690
Cost of sales	75,490,503	$2,009,998	(106,674)	430,905	77,824,732
Gross profit	12,094,187	(2,009,998)	106,674	(430,905)	9,759,958
Selling, general and administrative expenses	12,046,170				12,046,170
Income (loss) from operations	48,017	(2,009,998)	106,674	(430,905)	(2,286,212)

Other expense:
Interest expense	(1,421,955)				(1,421,955)
Loss before provision for income taxes	(1,373,938)	(2,009,998)	106,674	(430,905)	(3,708,167)

Benefit from income taxes	(53,500)	86	—	—	(53,414)
Net loss	$(1,320,438)	$(2,010,084)	$106,674	$(430,905)	$(3,654,753)
Loss per common share - basic	$(0.11)	$(0.17)	$0.01	$(0.04)	$(0.31)
Loss per common share - diluted	$(0.11)	$(0.17)	$0.01	$(0.04)	(0.31)
Basic	11,884,307	—	—	—	11,884,307
Diluted	11,884,307	—	—	—	11,884,307

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

The effect of the Restatement described above on the accompanying consolidated statement of operations for the three and nine months ended September 30, 2020 is as follows:

	Consolidated Statement of Operation For the three months ended September 30, 2020 (Unaudited)

	As Previously Reported	Inventory Costing Errors	Loss Contract Reserve	Inventory Reserve	As Restated
Revenue	$25,576,718	$—	$—	$—	$25,576,718
Cost of sales	21,394,243	112,446	(206,159)	69,157	21,369,687
Gross profit	4,182,475	(112,446)	206,159	(69,157)	4,207,031
Selling, general and administrative expenses	3,050,644				3,050,644
Income from operations	1,131,831	(112,446)	206,159	(69,157)	1,156,387

Other expense:
Interest expense	(309,008)				(309,008)
Income before provision for income taxes	822,823	(112,446)	206,159	(69,157)	847,379

Provision for income taxes	7,614	—	—	—	7,614
Net Income	$815,209	$(112,446)	$206,159	$(69,157)	$839,765
Income per common share - basic	$0.07	$(0.01)	$0.02	$(0.01)	$0.07
Income per common share - diluted	$0.07	$(0.01)	$0.02	$(0.01)	$0.07
Basic	11,894,469	—	—	—	11,894,469
Diluted	11,894,469	—	—	—	11,917,149

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

	Consolidated Statement of Operation For the nine months ended September 30, 2020 (Unaudited)
	As Previously Reported	Inventory Costing Errors	Loss Contract Reserve	Inventory Reserve	As Restated
Revenue	$62,175,872	$—	$—	$—	$62,175,872
Cost of sales	54,715,508	938,689	(6,753)	352,074	55,999,518
Gross profit	7,460,364	(938,689)	6,753	(352,074)	6,176,354
Selling, general and administrative expenses	8,958,986				8,958,986
Loss from operations	(1,498,622)	(938,689)	6,753	(352,074)	(2,782,632)

Other expense:
Interest expense	(1,085,805)				(1,085,805)
Loss before provision for income taxes	(2,584,427)	(938,689)	6,753	(352,074)	(3,868,437)

Provision for income taxes	9,714	—	—	—	9,714
Net loss	$(2,594,141)	$(938,689)	$6,753	$(352,074)	$(3,878,151)
Loss per common share - basic	$(0.22)	$(0.08)	$0.00	$(0.03)	$(0.33)
Loss per common share - diluted	$(0.22)	$(0.08)	$0.00	$(0.03)	(0.33)
Basic	11,862,506	—	—	—	11,862,506
Diluted	11,862,506	—	—	—	11,862,506

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Impact on Consolidated Statement of Cash Flows

The effect of the Restatement described above on the accompanying consolidated statement of cash flows for the twelve months ended December 31, 2019 is as follows:

	Consolidated Statements of Cash Flows for the twelve months ended December 31, 2019
	As Previously Reported	Inventory Costing Errors	Loss Contract Reserve	Inventory Reserve	As Restated
Cash flows from operating activities:
Net Loss	$(4,450,152)	$(110,355)	$(1,314,950)	$(874,778)	$(6,750,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,124,063				1,124,063
Amortization of debt issuance cost	95,507				95,507
Cash expended in excess of rent expense	(112,048)				(112,048)
Stock-based compensation expense	730,564				730,564
Common Stock Issued as Employee Compensation	32,324				32,324
Bad debt expense	34,098				34,098
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,807,802				1,807,802
Decrease in contract assets	2,308,059				2,308,059
Decrease in inventory	227,336	110,355		874,778	1,212,469
Decrease in prepaid expenses and other current assets	1,202,189				1,202,189
Decrease in refundable income taxes	394,902				394,902
Decrease in accounts payable and accrued expenses	(678,380)				(678,380)
Decrease in contract liabilities	(1,968,872)				(1,968,872)
Decrease in loss reserve	(1,012,597)		1,314,950		302,353
Decrease in income taxes payable	(112,777)				(112,777)
Net cash used in operating activities	(377,982)	—	—	—	(377,982)
Cash flows from investing activities:
Purchase of property and equipment	(436,010)				(436,010)
Net cash used in investing activities	(436,010)	—	—	—	(436,010)
Cash flows from financing activities:
Proceeds from Line of Credit	4,000,000				4,000,000
Payments of Line of Credit	(1,300,000)				(1,300,000)
Payments on long-term debt	(2,436,786)				(2,436,786)
Debt issuance costs	(25,000)				(25,000)
Stock offering costs paid	(119,571)				(119,571)
Net cash provided by financing activities	118,643	—	—	—	118,643
Net decrease in cash and restricted cash	(695,349)	—	—	—	(695,349)

Cash and restricted cash at beginning of year	6,128,142	—	—	—	6,128,142
Cash and restricted cash at end of year	$5,432,793	$—	$—	$—	$5,432,793
Supplemental schedule of noncash investing activities:
Equipment acquired under capital lease	$399,800	$—	$—	$—	$399,800
Supplemental schedule of cash flow information:
Cash paid during the year for interest	$2,066,174	$—	$—	$—	$2,066,174
Cash (received) from income taxes	$(378,652)	$—	$—	$—	$(378,652)

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

17. SUBSEQUENT EVENTS

NYSE American Listing Standards Non-Compliance and Delisting Determination

On May 19, 2022, the NYSE American exchange (the “Exchange”) announced the suspension of trading of our common stock due to non-compliance with the SEC annual and quarterly report timely filing criteria provided for in Section 1007 of the Exchange’s Company Guide (the “Company Guide”) and announced that it was initiating proceedings to delist our common stock. As a result of the suspension, our common stock began trading on May 20, 2022 under the symbol “CVUA” on the OTC Pink Limited Information market tier, which is operated by OTC Markets Group Inc. The Company filed a request for review of the Exchange’s determination to initiate delisting proceedings to a Committee of the Board of Directors of NYSE Regulation (the “Committee”). A hearing for this review before a Listing Qualification Panel of the Committee has been scheduled for September 7, 2022 (the “Hearing”). The delisting action has been stayed pending the outcome of the review although trading of our common stock on the Exchange remains suspended.

We will become current with our SEC reports upon the filing of our Quarterly Report on Form 10-Q for the three months ended March 31, 2022 (the “2022 Q1 Form 10- Q”) and our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022 (the “2022 Q2 Form 10-Q”). The Company believes that becoming current with our SEC reports will resolve the condition that led to NYSE American suspending trading in the Company’s common stock on the Exchange and its determination to commence proceedings to delist the common stock from the Exchange. The 2022 Q1 Form 10-Q and 2022 Q2 Form 10-Q will be filed as soon as practicable. We cannot assure you that if the Company becomes current with our SEC reports before the Hearing or the outcome of the Hearing will result in the Exchange changing its delisting determination or that our common stock will resume trading on the Exchange in the future.

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

Trading of Common Stock on Expert Market

The Company is not current in its SEC reporting obligations with respect to its 2022 Q1 Form 10-Q. Companies that are not current in their SEC reporting obligations in accordance with the provisions of Rule 15c-11 (“Rule 15c2-11”) promulgated under the Securities Exchange Act of 1934, as amended, do not have current information publicly available and do not meet the requirements for ongoing quoting of their securities on one of the public markets (the “OTC Markets”) operated by the OTC Markets Group. Effective July 15, 2022, the Company’s common stock is quoted on the OTC Markets Group’s “Expert Market.”

The Expert Market is available for unsolicited quotes only, meaning broker-dealers may use the Expert Market to publish unsolicited quotes representing orders from retail and institutional investors who are not affiliates or insiders of the Company. Quotations in Expert Market securities are made available to broker-dealers, institutions, and other sophisticated investors. Accordingly, investors are not assured of the opportunity to purchase or sell their shares when they desire to do so or at all.

 See Part I Item 1A Risk Factors - “There is currently a very limited trading market for our common stock and investors are not assured of the opportunity to make transactions in our common stock.”Cost reduction initiative

During the first quarter of 2022, the Company began a cost reduction initiative designed to improve operational efficiency and reduce costs during fiscal year 2022. Management is reallocating resources and reducing operating and general administrative expenses to more properly align the Company’s costs to anticipated near-term revenue given the timing differences between the conclusion of certain mature programs and the commencement of new programs in 2022. The Company executed a headcount reduction and furlough action in March 2022 and is implementing cost controls and cuts during the balance of fiscal year 2022. The Company anticipates recording severance costs related to the headcount reduction in its first fiscal quarter of 2022 and the cost reductions of these actions are anticipated to positively impact the financial results of the Company beginning in the second fiscal quarter of 2022.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 2022	CPI AEROSTRUCTURES, INC.
(Registrant)

	By:	/s/ Andrew L. Davis
Andrew L. Davis Chief Financial Officer and Secretary (Principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Terry Stinson	Chairman of the Board of Directors	August 19, 2022
Terry Stinson

/s/Carey Bond Carey Bond	Vice Chairman of the Board of Directors	August 19, 2022

/s/Dorith Hakim	Chief Executive Officer and	August 19, 2022
Dorith Hakim	President (Principal Executive Officer)

/s/ Andrew L. Davis	Chief Financial Officer and Secretary	August 19, 2022
Andrew L. Davis	(Principal Financial and Accounting Officer)

/s/ Walter Paulick	Director	August 19, 2022
Walter Paulick

/s/ Eric Rosenfeld	Director	August 19, 2022
Eric Rosenfeld

/s/ Michael Faber	Director	August 19, 2022
Michael Faber

/s/ Richard Caswell	Director	August 19, 2022
Richard Caswell