Form 10-Q
period 2022-03-31
CPI AEROSTRUCTURES INC
filed 2022-09-06
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 1-11398

CPI AEROSTRUCTURES, INC.

(Exact name of registrant as specified in its charter)

New York	11-2520310
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

91 Heartland Blvd., Edgewood, NY	11717
(Address of principal executive offices)	(Zip code)

(631) 586-5200

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	CVUA	NYSE American

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

Yes ☐ No ☒

As of September 2, 2022, the registrant had 12,335,896 shares of common stock, $.001 par value, outstanding.

INDEX

Part I - Financial Information

Part I - Financial Information

Item 1 – Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022 (Unaudited)	2021

ASSETS
Current Assets:
Cash	$2,932,910	$6,308,866
Accounts receivable, net	4,852,337	4,967,714
Insurance recovery receivable	3,474,424	2,850,000
Contract assets	25,756,169	24,459,339
Inventory	3,697,130	4,028,925
Refundable income taxes	40,000	40,000
Prepaid expenses and other current assets	415,912	625,075
Total current assets	41,168,882	43,279,919

Operating lease right-of-use assets	7,360,800	7,796,768
Property and equipment, net	1,531,555	1,646,863
Intangibles, net	93,750	125,000
Goodwill	1,784,254	1,784,254
Other assets	306,575	372,741
Total assets	$52,245,816	$55,005,545

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$11,806,369	$10,429,018
Accrued expenses	4,836,689	6,102,587
Litigation settlement obligation	3,600,000	3,003,259
Contract liabilities	3,368,018	5,122,766
Loss reserve	1,086,792	1,495,714
Current portion of long-term debt	3,354,318	3,365,181
Operating lease liabilities	1,595,988	1,580,453
Income tax payable	5,165	5,165
Total current liabilities	29,653,339	31,104,143

Line of credit	21,000,000	21,250,000
Long-term operating lease liabilities	6,038,012	6,445,728
Long-term debt, net of current portion	896,587	1,540,747
Total liabilities	57,587,938	60,340,618

Shareholders’ Deficit:
Common stock - $.001 par value; authorized 50,000,000 shares, 12,383,210 and 12,335,683 shares, respectively, issued and outstanding	12,383	12,336
Additional paid-in capital	72,859,577	72,833,742
Accumulated deficit	(78,214,082)	(78,181,151)
Total Shareholders’ Deficit	(5,342,122)	(5,335,073)
Total Liabilities and Shareholders’ Deficit	$52,245,816	$55,005,545

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Revenue	$20,135,097	$30,818,746
Cost of sales	16,700,488	25,898,658
Gross profit	3,434,609	4,920,088

Selling, general and administrative expenses	3,137,657	3,390,806
Income from operations	296,952	1,529,282

Interest expense	328,608	294,489
(Loss) income before provision for income taxes	(31,656)	1,234,793
Provision for income taxes	1,275	2,250
Net (loss) income	$(32,931)	$1,232,543

(Loss) income per common share – basic	$(0.00)	$0.10

(Loss) income per common share – diluted	$(0.00)	$0.10

Shares used in computing (loss) income per common share:
Basic	12,363,143	11,983,270
Diluted	12,363,143	12,084,901

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance at January 1, 2021	11,951,271	$11,951	$72,005,841	$(85,001,524)	$(12,983,732)
Net Income	—	—	—	1,232,543	1,232,543
Stock-based compensation expense	33,881	34	343,693	—	343,727
Balance at March 31, 2021	11,985,152	$11,985	$72,349,534	$(83,768,981)	$(11,407,462)

Balance at January 1, 2022	12,335,683	$12,336	$72,833,742	$(78,181,151)	(5,335,073)
Net Loss	—	—	—	(32,931)	(32,931)
Stock-based compensation expense	47,527	47	25,835	—	25,882
Balance at March 31, 2022	12,383,210	$12,383	$72,859,577	$(78,214,082)	$(5,342,122)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(32,931)	$1,232,543
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	171,875	264,908
Amortization of debt issuance cost	66,166	14,665
Cash expended in excess of rent expense	43,787	(24,335)
Stock-based compensation	25,882	343,727
Bad debt expense	3,189	39,997
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	112,188	(3,310,779)
Increase in contract assets	(1,296,830)	(6,970,818)
Decrease in inventory	331,795	887,070
Decrease (increase) in prepaid expenses and other assets	209,163	(61,714)
Increase in accounts payable and accrued expenses	111,453	2,996,987
(Decrease) in contract liabilities	(1,754,748)	(1,121,953)
Increase in insurance receivable	(624,424)	(2,850,000)
Increase in settlement of litigation obligation	596,741	3,391,233
Increase in income taxes payable	—	2,250
(Decrease) increase in loss reserve	(408,922)	288,541
Net cash used in operating activities	(2,445,616)	(4,877,678)

Cash flows from investing activities:
Purchase of property and equipment	(25,317)	—
Net cash used in investing activities	(25,317)	—

Cash flows from financing activities:
Payments on long-term debt	(905,023)	(601,835)
Proceeds of line of credit	—	261,315
Net cash used in financing activities	(905,023)	(340,520)

Net decrease in cash	(3,375,956)	(5,218,198)
Cash at beginning of period	6,308,866	6,033,537
Cash at end of period	$2,932,910	$815,339

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$331,441	$294,488
Income taxes	$1,275	$—

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	INTERIM FINANCIAL STATEMENTS

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

The consolidated financial statements of the Company as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated balance sheet at December 31, 2021 has been derived from audited consolidated financial statements, but does not include all of the information and notes required by U.S. GAAP. The Company believes that the disclosures are adequate to make the information presented not misleading.

All adjustments that, in the opinion of the management, are necessary for a fair presentation for the periods presented have been reflected. Such adjustments are of a normal, recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”). The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

The Company maintains its cash in four financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed insurance limits. As of March 31, 2022, the Company had $2,646,908 of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

The Company currently has a shareholders’ deficit and has experienced losses from operations and negative cash flows from operations in prior periods that collectively represent significant risk to the Company to continue to operate as a going concern. To address this risk, the Company has (i) negotiated and executed a further amendment to its Amended and Restated Credit Agreement with the lenders named therein and BankUnited N.A. as Sole Arranger, Agent and Collateral Agent (as amended from time to time, the “Credit Agreement” or the “BankUnited Facility”), effective April 12, 2022 which extended the maturity date of the credit facility to September 30, 2023, (ii) obtained and is seeking additional progress payment and advance payment customer contract funding provisions, (iii) maintained procedures to reduce investments in inventory and contract assets, (iv) remained focused on its military segment which has proven to be less susceptible to COVID-19 related impacts and (v) maintained a strong (approximately $127 million) backlog of funded orders, 98% of which are for military programs. Based upon management’s assessment of the identified significant risks and the execution of the plans described above, management believes that substantial risk does not exist as to whether the Company’s liquidity and debt resources will be sufficient to meet its obligations as a going concern through a year and a day from the date of this filing.

The outbreak of the COVID-19 coronavirus was declared a pandemic by the World Health Organization during our first quarter of 2020. During the latter part of that quarter and subsequent to that quarter end, the COVID-19 pandemic grew, causing non-essential businesses to shut down and many people to observe the shelter-in-place directive from our state government. Our business and operations and the industries in which we operate have been impacted by public and private sector policies and initiatives in the U.S. to address the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote work. The COVID-19 pandemic has contributed to a general slowdown in the global economy, has adversely impacted the businesses of certain of our customers and suppliers, and, if it continues for an extended period of time, it could adversely impact our results of operations and financial condition. In response to the COVID-19 impact on our business, we have been and continue to actively mitigate costs. We have also been taking actions to preserve capital and protect the long-term needs of our businesses, including negotiating progress payments with our customers and reducing discretionary spending. For more information on the current and potential impact of the COVID-19 pandemic on our business, see Risk Factors included in Part I, Item 1A of our Form 10-K.

During late 2020, we began to experience an increased rate of employees testing positive for COVID-19 and we took steps to mitigate virus transmission within the workplace. These steps included adding a second manufacturing shift to lessen employee density on the manufacturing floor and to require most non-manufacturing personnel to work from home. These measures continued into 2021. Despite these measures, we experienced a relatively high level of absenteeism directly or indirectly related to COVID-19. We have taken mitigating steps in an attempt to reduce the adverse effects of COVID-19 on our business. For example, we have curtailed discretionary spending and business travel, and taken other steps to preserve cash. We have also taken action to more closely manage the flow of materials to be more responsive to unanticipated changes in customer delivery schedules. Since May 2021 and through the date of this Quarterly Report on Form 10-Q, we have experienced a decrease in the impact of COVID-19. However, we believe that the impact of COVID-19 on illness and absence rates, workflows and productivity at the Company and our business providers has been a contributing factor to the time required for our financial statement closing processes and the delayed filing of our SEC reports. Most non-manufacturing personnel have now returned to their regular in-person work schedules and we have returned to a single day shift manufacturing operation, although we do continue to experience employees and business partners with new COVID-19 diagnoses on an intermittent basis and we take needed steps to mitigate these impacts on the Company’s operation as they occur. For more information on the current and potential impact of the COVID-19 pandemic on our business, see Risk Factors included in Part I, Item 1A of our Form 10-K.

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

 Disaggregation of Revenue

The following tables present the Company’s revenue disaggregated by contract type and revenue recognition method:

	Three months ended March 31,
	2022	2021
Aerostructure	$9,186,793	$8,615,257
Aerosystems	6,686,828	10,016,128
Kitting and Supply Chain Management	4,261,476	12,187,361
	$20,135,097	$30,818,746

	Three months ended March 31,
	2022	2021
Revenue recognized using over time revenue recognition model	$18,495,197	$28,302,929
Revenue recognized using point in time revenue recognition model	1,639,900	2,515,817
	$20,135,097	$30,818,746

Transaction Price Allocated to Remaining Performance Obligations

Our backlog represents the estimated transaction prices on performance obligations to our customers for which work remains to be performed. Backlog is converted into revenue in future periods as work is performed. As of March 31, 2022, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $127 million. This represents the amount of revenue the Company expects to recognize in the future on contracts with unsatisfied or partially satisfied performance obligations as of March 31, 2022. The Company estimates that it will recognize approximately 48% of this amount in fiscal year 2022 and the remainder by 2024.

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

	March 31,	December 31,
	2022	2021
Contract assets	$25,756,169	$24,459,339
Contract liabilities	3,368,018	5,122,766
Net Contract assets	$22,388,151	$19,336,573

Revenue recognized for the periods ended March 31, 2022 and 2021 that was included in the contract liabilities balance as of January 1, 2022 and 2021, respectively, was approximately $2.5 million and $1.5 million, respectively.

4.	INVENTORY

The components of inventory consisted of the following:

	March 31, 2022	December 31, 2021
Raw materials	$3,483,440	$3,603,359
Work in progress	1,229,163	1,413,672
Finished goods	2,057,120	1,998,049
Gross inventory	6,769,723	7,015,080
Inventory reserves	(3,072,593)	(2,986,155)
Inventory, net	$3,697,130	$4,028,925

5.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation based on the fair value of the stock or stock-based instrument on the date of grant. The Company recognized a net total of $25,882 and $343,727 of stock-based compensation expense for the three months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2022, the Company granted 190,114 restricted stock units (“RSUs”) to its board of directors as partial compensation for the 2022 year. During the three months ended March 31, 2021, the Company granted 135,512 restricted stock units (“RSUs”) to its board of directors as partial compensation for the 2021 year. RSUs vest quarterly on a straight-line basis over a one-year period. For the three months ended March 31, 2022 and 2021, approximately $219,000 and $284,000, respectively, of non-cash compensation expense related to the RSU grants to the board of directors are included in selling, general and administrative expenses.

During the three months ended March 31, 2022, the Company granted 18,588 shares of common stock (“Restricted Stock”) to an employee. During the three months ended March 31, 2021, the Company did not grant any shares of common stock to employees. For the three months ended March 31, 2022 and 2021, approximately ($206,000) and $48,000, respectively, of compensation (credit) expense is included in selling, general and administrative expenses, which included forfeitures during the three months ended March 31, 2022 of 85,748 shares totaling approximately ($263,000) of credit. For the three months ended March 31, 2022 and 2021, approximately $13,000 and $11,000, respectively, of compensation expense is included in cost of sales for shares of common stock granted to employees between 2017 and 2020.

6.	FAIR VALUE

Fair Value

At March 31, 2022 and December 31, 2021, the fair values of cash, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments.

	March 31, 2022
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$25,250,905	$25,250,905

	December 31, 2021
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$26,155,928	$26,155,928

We estimated the fair value of debt using market quotes and calculations based on market rates.

7.	(LOSS) INCOME PER COMMON SHARE

Basic and diluted (loss) income per common share for the three months ended March 31, 2022 and 2021 is computed using the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, as well as unvested RSUs. Incremental shares of 142,587 were not used in the calculation of diluted income per common share in the three months ended March 31, 2022, as the Company is in a loss position and these shares would be considered anti-dilutive. Incremental shares of 101,631 were used in the calculation of diluted income per common share in the three months ended March 31, 2021.

8.	DEBT

Credit Facility

On March 24, 2016, the Company entered into the Credit Agreement. The BankUnited Facility originally provided for a revolving credit loan commitment of $30 million (the “Revolving Loan”) and a $10 million term loan (“Term Loan”). The Revolving Loan bears interest at a rate based upon a pricing grid, as defined in the Credit Agreement.

On May 11, 2021, the Company entered into the Seventh Amendment (defined below). Under the Seventh Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to July 31, 2022, and (b) amending the leverage ratio covenant. Additionally, under the Seventh Amendment, BankUnited waived late delivery of certain financial information.

On October 28, 2021, the Company entered into the Eighth Amendment (defined below). Under the Eighth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to December 31, 2022, (b) reducing the availability under the Revolving Loan from $24 million to $21 million while eliminating the requirement to maintain a minimum $3.0 million in a combination of Revolving Loan availability and unrestricted cash, (c) providing for the repayment of an additional $750,000 of the principal balance of the Term Loan in three installments of $250,000 on November 30, 2021, December 31, 2021 and March 31, 2022 in addition to $200,000 regular monthly principal payments through December 31, 2022, (d) amending the minimum debt service coverage ratio covenant, (e) amending the maximum leverage ratio covenant. Additionally, under the Eighth Amendment, BankUnited waived certain covenant non-compliance and waived temporarily, late delivery of certain financial information. In connection with the Eighth Amendment, a $250,000 amendment fee (the “Amendment Fee”) was earned by the lenders on December 31, 2021 which the Company elected to pay in kind and accrue and capitalize rather than pay in cash. As at December 31, 2021, the Amendment Fee payable was posted by BankUnited to the Revolving Loan and on February 11, 2022, in agreement with the Company, the Amendment Fee was reclassified by BankUnited to the Term Loan. The Company has recorded this payable to its financial statements accordingly.

On April 12, 2022 the Company entered into the Ninth Amendment (defined below). Under the Ninth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to September 30, 2023, (b) providing for the repayment of an additional $750,000 of the principal balance of the Term Loan in three installments of $250,000 on September 30, 2022, December 31, 2022 and March 31, 2023 in addition to $200,000 regular monthly principal payments through December 31, 2022 and (c) increasing the interest on the Revolving Loan, Term Loan, and the Amendment Fee as follows: through June 30, 2022, Prime Rate (as defined in the Credit Agreement) plus 2.5%; from July 1, 2022 through August 31, 2022, Prime Rate plus 5%; from September 1, 2022 through October 31, 2022, Prime Rate plus 6%; from November 1, 2022 through December 31, 2022, Prime Rate plus 7%; and from January 1, 2023 through September 30, 2023, Prime Rate plus 8%. Additionally, under the Ninth Amendment, the Credit Agreement financial covenants were amended. BankUnited also waived or consented to certain covenant non-compliance, waived temporarily or consented to, late delivery of certain financial information and waived permanently late delivery of certain pro-forma budget information.

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

The BankUnited Facility is secured by all of the Company’s assets and both the Revolving Loan and Term Loan bear interest at the Prime Rate + 0.75% as at March 31, 2022, or 4.25%.

As of March 31, 2022, the Company had $21,000,000 million outstanding under the Revolving Loan as compared to $21,250,000 as of December 31, 2021.

The Term Loan, as amended by the Tenth Amendment, had an aggregate principal amount of $3,883,333, payable in monthly installments, as defined in the agreement, as of March 31, 2022 as compared to an aggregate principal amount outstanding as of December 31, 2021 of $4,483,333.

PPP Loan

On April 10, 2020, we entered into the Paycheck Protection Program loan (“PPP Loan”), with BNB Bank (now part of Dime Community Bank (“Dime”)) as the lender, in an aggregate principal amount of $4,795,000, pursuant to the Paycheck Protection Program under the CARES Act. The PPP Loan was evidenced by a promissory note (the “Note”). Subject to the terms of the Note, the PPP Loan bore interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, had an initial term of two years, and was unsecured and guaranteed by the Small Business Administration (“SBA”). The Note provided for customary events of default including, among other things, cross-defaults on any other loan with the lender. The PPP Loan could have been accelerated upon the occurrence of an event of default.

On November 2, 2020, the Company applied to the lender for full forgiveness of the PPP Loan as calculated in accordance with the terms of the CARES Act, as modified by the Paycheck Protection Flexibility Act. All amounts have been classified as current or long term in accordance with the Note terms.

On July 13, 2021, the Company received notification through Dime that the PPP Loan and accrued interest thereon had been fully forgiven by the SBA and that the forgiveness payment date was July 1, 2021. The forgiveness of the PPP Loan was recognized as other income during the Company’s third fiscal quarter ending September 30, 2021.

The maturities of long-term debt (excluding unamortized debt issuance costs) are as follows:

Twelve months ending March 31,
2023	$3,354,318
2024	847,841
2025	30,010
2026	18,736
Total	$4,250,905

Included in the long-term debt are financing leases and other notes payable of $367,572 and $422,595 at March 31, 2022 and December 31, 2021, respectively, including a current portion of $204,318 and $215,181, respectively.

The Company has cumulatively paid $846,000 of total debt issuance costs in connection with the BankUnited Facility, of which $198,000 is included in other assets at March 31, 2022.

9.	MAJOR CUSTOMERS

During the three months ended March 31, 2022, our three largest customers accounted for 39%, 17% and 12% of revenue. During the three months ended March 31, 2021, our two largest customers accounted for 39% and 25% of revenue.

At March 31, 2022, 31% and 28% of our contract assets were from two of our largest customers. At December 31, 2021, 34%, 16%, and 12% of our contract assets were from three of our largest customers.

At March 31, 2022, 33%, 30%, and 23% of our accounts receivable were from our three largest customers. At December 31, 2021, 30%, 23%, and 18% of accounts receivable were from our three largest customers.

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

For the three months ended March 31, 2022, the Company’s operating lease expense was $534,991.

Future minimum lease payments under non-cancellable operating leases as of March 31, 2022 were as follows:

Twelve months ending March 31,
2022	$1,942,229
2023	2,059,080
2024	2,117,775
2025	2,176,090
2026	181,782
Total undiscounted operating lease payments	8,476,956
Less imputed interest (between 4.0% - 6.0%)	(842,956)
Present value of operating lease payments	$7,634,000

The following table sets forth the ROU assets and operating lease liabilities as of March 31, 2022:

Assets
ROU assets-net	$7,360,800

Liabilities
Current operating lease liabilities	$1,595,988
Long-term operating lease liabilities	6,038,012
Total ROU liabilities	$7,634,000

The Company’s weighted average remaining lease term for its operating leases is 4.0 years.

11.	INCOME TAXES

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

The provision for income tax for the three months ended March 31, 2022 and 2021 was $1,275 and 2,250 respectively.

The difference between the Company’s statutory tax rate and its effective rate is due to the valuation allowance taken on the Company’s net operating loss carryforwards.

12.	COMMITMENTS AND CONTINGENCIES

Class Action Lawsuit

As previously disclosed, a consolidated class action lawsuit (captioned Rodriguez v. CPI Aerostructures, Inc., et al., No. 20-cv-00982) has been filed in the U.S. District Court for the Eastern District of New York against the Company, Douglas McCrosson; the Company’s former Chief Executive Officer; Vincent Palazzolo, the Company’s former Chief Financial Officer; and the two underwriters of the Company’s October 16, 2018 offering of common stock, Canaccord Genuity LLC and B. Riley FBR. The Amended Complaint in the action asserts claims on behalf of two plaintiff classes: (i) purchasers of the Company’s common stock issued pursuant to and/or traceable to the Company’s offering conducted on or about October 16, 2018; and (ii) purchasers of the Company’s common stock between March 22, 2018 and February 14, 2020. The Amended Complaint alleges that the defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended (the “Securities Act”), by negligently permitting false and misleading statements to be included in the registration statement and prospectus supplements issued in connection with its October 16, 2018 securities offering. The Amended Complaint also alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated by the SEC, by making false and misleading statements in the Company’s periodic reports filed between March 22, 2018 and February 14, 2020. Plaintiff seeks unspecified compensatory damages, including interest; rescission or a rescissory measure of damages; unspecified equitable or injunctive relief; and costs and expenses, including attorney’s fees and expert fees. On February 19, 2021, the Company moved to dismiss the Amended Complaint. Plaintiff submitted a brief in opposition to the motion to dismiss on April 23, 2021.

On May 20, 2021, the parties reached a settlement in the amount of $3,600,000, subject to court approval. On July 9, 2021, Plaintiff filed an unopposed motion for preliminary approval of the settlement. On November 10, 2021, a magistrate judge recommended that the Court grant the motion for preliminary approval in its entirety. The Court adopted the recommendation on May 27, 2022, and entered an order granting preliminary approval of the settlement on June 7, 2022. The magistrate judge will hold a hearing on September 9, 2022 to decide whether to recommend final approval of the settlement. As of March 31, 2021, we have previously paid or accrued to our financial statements covered expenses totaling $750,000, and have therefore met our insurance carrier’s directors’ and officers’ retention requirement, which caps the Company’s expenses pertaining to the class action suit.

At March 31, 2022, in order to reflect the amounts owed from our directors’ and officers’ insurance carrier and to the Plaintiffs, we have recorded to our balance sheet a litigation settlement obligation of $3,600,000 and an insurance recovery receivable of $3,474,424, which is lower than the total owed to the Plaintiffs by the amount of covered expenses that the Company has not yet paid in cash as of March 31, 2022 (the “Covered Expenses”); once the Company has paid the remaining Covered Expenses in cash, the insurance recovery receivable will be equalized with the litigation settlement obligation. Both this obligation and receivable will be relieved from our balance sheet upon the payment of the Settlement Amount to the Plaintiff by our directors’ and officers’ insurance carrier.

Shareholder Derivative Action

Four shareholder derivative actions, each based on substantially the same facts as those alleged in the class action discussed above, have been filed against certain of our current and former directors and officers.

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

The third action (captioned Berger v. McCrosson, et al., No. 1:20-cv-05454) was filed on November 10, 2020, in the United States District Court for the Eastern District of New York. The complaint, which is based in part on the shareholder’s inspection of certain corporate books and records, purports to assert derivative claims against the individual defendants for breach of fiduciary duty and unjust enrichment, and seeks to implement reforms to the Company’s corporate governance and internal procedures and to recover on behalf of the Company an unspecified amount of monetary damages. The complaint also seeks equitable, injunctive, and monetary relief, as well as attorneys’ fees and other costs.

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

On June 13, 2022, the plaintiffs in the consolidated federal action informed the Court that the Company (as nominal defendant) and all individual defendants had reached an agreement in principle with all plaintiffs to settle the four shareholder derivative lawsuits described above. On June 16, 2022, the plaintiffs in the consolidated federal action filed an unopposed motion for preliminary approval of the settlement. On July 22, 2022, the Court referred the motion to the magistrate judge; the motion remains pending. The magistrate judge will hold a conference on September 9, 2022 in the consolidated federal action. The settlement is subject to Court approval and, if approved, will result in the dismissal of the shareholder derivative lawsuits. As part of the proposed settlement, the Company has agreed to undertake (or confirm that it has undertaken already) certain corporate governance reforms and to pay attorneys’ fees to plaintiffs’ counsel. The attorneys’ fees will be covered and paid by our directors’ and officers’ insurance carrier, in light of our satisfaction of our $750,000 retention.

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

Forward Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission (the “SEC”), the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”). We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

The outbreak of the COVID-19 coronavirus was declared a pandemic by the World Health Organization during our first quarter of 2020. During the latter part of that quarter and subsequent to that quarter end, the COVID-19 pandemic grew, causing non-essential businesses to shut down and many people to observe the shelter-in-place directive from our state government. Our business and operations and the industries in which we operate have been impacted by public and private sector policies and initiatives in the U.S. to address the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote work. The COVID-19 pandemic has contributed to a general slowdown in the global economy, has adversely impacted the businesses of certain of our customers and suppliers, and, if it continues for an extended period of time, it could adversely impact our results of operations and financial condition. In response to the COVID-19 impact on our business, we have been and continue to actively mitigate costs. We have also been taking actions to preserve capital and protect the long-term needs of our businesses, including negotiating progress payments with our customers and reducing discretionary spending. For more information on the current and potential impact of the COVID-19 pandemic on our business, see Risk Factors included in Part I, Item 1A of our Form 10-K.

During late 2020, we began to experience an increased rate of employees testing positive for COVID-19 and we took steps to mitigate virus transmission within the workplace. These steps included adding a second manufacturing shift to lessen employee density on the manufacturing floor and to require most non-manufacturing personnel to work from home. These measures continued into 2021. Despite these measures, we experienced a relatively high level of absenteeism directly or indirectly related to COVID-19. We have taken mitigating steps in an attempt to reduce the adverse effects of COVID-19 on our business. For example, we have curtailed discretionary spending and business travel, and taken other steps to preserve cash. We have also taken action to more closely manage the flow of materials to be more responsive to unanticipated changes in customer delivery schedules. Since May 2021 and through the date of our Annual Report on Form 10-K, we have experienced a decrease in the impact of COVID-19. However, we believe that the impact of COVID-19 on illness and absence rates, workflows and productivity at the Company and our business providers has been a contributing factor to the time required for our financial statement closing processes and the delayed filing of our SEC reports. Most non-manufacturing personnel have now returned to their regular in-person work schedules and we have returned to a single day shift manufacturing operation, although we do continue to experience employees and business partners with new COVID-19 diagnoses on an intermittent basis and we take needed steps to mitigate these impacts on the Company’s operation as they occur.

Recent Developments

NYSE American Delinquency Notices

On May 19, 2022, the NYSE American exchange (the “Exchange”) announced the suspension of trading of our common stock due to non-compliance with the SEC annual and quarterly report timely filing criteria provided for in Section 1007 of the Exchange’s Company Guide (the “Company Guide”) and announced that it was initiating proceedings to delist our common stock. The Company filed a request for review of the Exchange’s determination to initiate delisting proceedings to a Committee of the Board of Directors of NYSE Regulation (the “Committee”). A hearing for this review before a Listing Qualification Panel of the Committee which was initially scheduled to be held on September 7, 2022 has been rescheduled to November 9, 2022 (the “Hearing”). The delisting action has been stayed pending the outcome of the review although trading of our common stock on the Exchange remains suspended.

We will become current with our SEC reports upon the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (the “2022 Q2 Form 10-Q”). The Company believes the filing of the 2022 Q2 Form 10-Q will resolve the condition that led to NYSE American suspending trading in the Company’s common stock on the Exchange and its determination to commence proceedings to delist the common stock from the Exchange. We cannot assure you that the Company becoming current with our SEC reports or the outcome of the Hearing will result in the Exchange changing its delisting determination or that our common stock will resume trading on the Exchange in the future.

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

Trading of Common Stock on Expert Market

The Company is not current in its SEC reporting obligations with respect to its 2022 Q2 Form 10-Q. Companies that are not current in their SEC reporting obligations in accordance with the provisions of Rule 15c-11 (“Rule 15c2-11”) promulgated under the Securities Exchange Act of 1934, as amended, do not have current information publicly available and do not meet the requirements for ongoing quoting of their securities on one of the public markets (the “OTC Markets”) operated by the OTC Markets Group. Effective July 15, 2022, the Company’s common stock is only quoted on the OTC Markets Group’s “Expert Market.”

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

The Company intends to become current with its SEC reporting obligations by filing its 2022 Q2 Form 10-Q. The Company anticipates that after it becomes current in its SEC reporting obligations its common stock will become eligible to be quoted on one of the OTC Markets through the filing of a Form 211 with the Financial Industry Regulatory Authority (or reliance on OTC Market Group’s current information designations in lieu thereof). There can be no assurance that the Company’s common stock will be quoted on an OTC Market or any other market or exchange or when that may occur in the future.

For more information regarding trading of the Company’s common stock on the Expert Market, See Part I Item 1A Risk Factors of our Annual Report on Form 10-K

Amendment and Waiver to our BankUnited Credit Facility

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

At March 31, 2022, in order to reflect the amounts owed from our directors’ and officers’ insurance carrier and to the Plaintiffs, we have recorded to our balance sheet a litigation settlement obligation of $3,600,000 and an insurance recovery receivable of $3,474,424, which is lower than the total owed to the Plaintiffs by the amount of covered expenses that the Company has not yet paid in cash as of March 31, 2022 (the “Covered Expenses”); once the Company has paid the remaining Covered Expenses in cash, the insurance recovery receivable will be equalized with the litigation settlement obligation. Both this obligation and receivable will be relieved from our balance sheet upon the payment of the Settlement Amount to the Plaintiff by our directors’ and officers’ insurance carrier.

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

Our total backlog as of March 31, 2022 and December 31, 2021 was as follows:

Backlog (Total)	March 31, 2022	December 31, 2021
Funded	$126,756,078	$134,722,000
Unfunded	377,526,257	366,997,000
Total	$504,282,335	$501,719,000

Approximately 98% of the total amount of our backlog at March 31, 2022 was attributable to government contracts. Our backlog attributable to government contracts at March 31, 2022 and December 31, 2021 was as follows:

Backlog (Government)	March 31, 2022	December 31, 2021
Funded	$124,714,618	$132,499,000
Unfunded	369,721,097	358,133,000
Total	$494,435,715	$490,632,000

Our backlog attributable to commercial contracts at March 31, 2022 and December 31, 2021 was as follows:

Backlog (Commercial)	March 31, 2022	December 31, 2021
Funded	$2,041,460	$2,223,000
Unfunded	7,805,160	8,864,000
Total	$9,846,620	$11,087,000

The total backlog at March 31, 2022 is primarily comprised of long-term programs with Raytheon (Next Generation Jammer – Mid Band Pod), USAF (T-38), Boeing (A-10 Main Landing Gear Pod), Northrop Grumman (E-2D), Raytheon (B-52 Radar Rack), Collins Aerospace (MS-110 Pod), and Sikorsky UH-60 Gunner Window, Stabilator MRO and IR Module Assembly (HIRSS). Funded backlog is primarily from purchase orders under long-term contracts with USAF (T-38), Boeing (A-10 Main Landing Gear Pod), Sikorsky IR Module Assembly (HIRSS), Lockheed Martin F-16 Rudder Island, Northrop Grumman (E-2D) and Raytheon (Next Generation Jammer – Mid Band Pod).

Critical Accounting Policies

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K, for a discussion of our critical accounting policies. There have been no significant changes to the application of our critical accounting policies during the quarter ended March 31, 2022.

Results of Operations

Revenue

Total Revenue for the three months ended March 31, 2022 was $20,135,097 compared to $30,818,746 for the same period last year, a decrease of $10,683,649 or 34.7%. The decrease was primarily related to the Northrop Grumman E2D MYP II and the Northrop Grumman WOWP program.

Revenue from government subcontracts was $18,526,662 for the three months ended March 31, 2022 compared to $28,397,023 for the three months ended March 31, 2021, a decrease of $9,870,361 or 34.8%. The decrease was primarily related to the Raytheon Next Generation Jammer (“NGJ”) Pod program, the Northrop Grumman E2D MYP II offset by an increase in the Sikorsky HIRRS program.

Revenue from direct military contracts was $199,305 for the three months ended March 31, 2022 compared to $538,745 for the three months ended March 31, 2021, a decrease of $339,440 or 63.0%. The decrease in revenue is primarily driven by the T-38 Pacer Classic program and the F-16 program.

Revenue from commercial subcontracts was $1,409,130 for the three months ended March 31, 2022 compared to $1,882,978 for the three months ended March 31, 2021, a decrease of $473,848 or 25.2%. The decrease is primarily the result of lower revenue from the G650 program.

Cost of Sales

Total Cost of Sales for the three months ended March 31, 2022 and 2021 was $16,700,488 and $25,898,658, respectively, a decrease of $9,198,170 or 35.5%.

The components of the cost of sales were as follows:

	Three months ended
	March 31, 2022	March 31, 2021
Procurement	$11,171,725	$19,412,054
Labor	1,986,268	1,939,434
Factory overhead	4,267,639	5,272,855
Other cost of sales	(725,144)	(725,685)
Cost of sales	$16,700,488	$25,898,658

Procurement for the three months ended March 31, 2022 was $11,171,725 compared to $19,412,054 for the three months ended March 31, 2021, a decrease of $8,240,329 or 42.4%. This decrease is primarily the result of the reduction in Northrop Grumman E2D MYP II and WOWP program requirements.

Labor costs for the three months ended March 31, 2022 were $1,986,268 compared to $1,939,434 for the three months ended March 31, 2021, an increase of $46,834 or 2.4%.

Factory overhead for the three months ended March 31, 2022 was $4,267,639 compared to $5,272,855 for the three months ended March 31, 2021, a decrease of $1,005,216 or 19.1%. This decrease is primarily the result of lower salary and benefit costs, partially offset by a $134,628 severance charge recorded in the first quarter of 2022.

Other cost of sales relates to items that can increase or decrease cost of sales such as changes in inventory levels, changes in inventory valuation, changes to inventory reserves, changes in loss contract provisions, absorption variances and direct charges to cost of sales.

Gross Profit

Gross profit for the three months ended March 31, 2022 was $3,434,609 compared to $4,920,088 for the three months ended March 31, 2021, a decrease of $1,485,479 for the reasons noted above. Gross profit percentage (“gross margin”) for the three months ended March 31, 2021 was 17.1% compared to 16.0% for three months ended March 31, 2021. The increase was primarily due to margin improvements in our welded product lines during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Favorable/Unfavorable Adjustments to Gross Profit (Loss)

During the three months ended March 31, 2022 and 2021, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in changes in total gross profit as follows:

	Three months ended
	March 31, 2022	March 31, 2021
Favorable adjustments	$1,277,058	$2,656,188
Unfavorable adjustments	(958,997)	(2,790,469)
Net adjustments	$318,062	$(134,281)

For the three months ended March 31, 2022, we evaluated all contractual data and revised estimated gross profit percentages accordingly. We had 28 contracts with favorable adjustments and 24 contracts with unfavorable adjustments, all due to changes in estimates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2022 were $3,138,932 compared to $3,390,806 for the three months ended March 31, 2021, a decrease of $251,874 or 7.4%. This decrease was primarily driven by a decrease in professional fees incurred, partially offset by an increase in salaries expense as a result of a $637,206 severance charge recorded in the first quarter of 2022.

(Loss) Income Before Provision for Income Taxes

(Loss) Income before provision for income taxes for the three months ended March 31, 2022 was ($32,931) compared to $1,234,793 for the same period last year, a decrease in income of $1,267,724 or 102.7% for the reasons noted above.

Provision for Income Taxes

Provision for income taxes was $2,250 for the three months ended March 31, 2022 and March 31, 2021.

Net (Loss) Income

Net (loss) for the three months ended March 31, 2022 was $(35,181) or ($0.00) per basic share, compared to net income of $1,232,543 or $0.10, for the same period last year. Diluted loss per share was ($0.00) for the three months ended March 31, 2022 calculated utilizing 12,363,143 weighted average shares outstanding. Diluted income per share was $0.10 for the three months ended March 31, 2021 calculated utilizing 12,084,901 weighted average shares outstanding. The decrease was primarily driven by the decrease in revenue as described above.

Excluding the $771,834 severance charge recorded in the first quarter of 2022 as referred to above under Cost of Sales and Selling, General and Administrative Expenses, our net income for the three months ended March 31, 2022 was $736,653, a decrease over the prior year of $495,890 or 40.2%. Excluding the aforementioned severance charge, our basic and diluted earnings per share was $0.06 for the three months ended March 31, 2022 as compared to the $0.10 income per basic and diluted share for the three months ended March 31, 2021.

Liquidity and Capital Resources

General

At March 31, 2022, we had working capital of $11,515,543 compared to working capital of $12,175,776 at December 31, 2021, a decrease of $660,233 or 5.4%.

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

At March 31, 2022, we had a cash balance of $2,932,910 compared to $6,308,866 at December 31, 2021. Our accounts receivable balance at March 31, 2022 decreased to $4,852,337 from $4,967,714 at December 31, 2021.

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

On May 11, 2021, the Company entered into a Waiver and Seventh Amendment to the Credit Agreement (the “Seventh Amendment”). Under the Seventh Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the $24 million Revolving Loan and $6.36 million Term Loan to July 31, 2022, and (b) amending the leverage ratio covenant for the fiscal quarters ending on and after March 31, 2021, to 4.0 to 1.0, determined at the end of each fiscal quarter for the trailing four-quarter period then ended (or, in the case of the fiscal quarter ended March 31, 2021, determined on an annualized basis for the three-quarter period then ended). Additionally, under the Seventh Amendment, BankUnited waived late delivery of certain financial information.

On October 28, 2021, the Company entered into a Waiver and Eighth Amendment to the Credit Agreement (the “Eighth Amendment”). Under the Eighth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to December 31, 2022, (b) reducing the aggregate revolving line of credit from $24 million to $21 million while eliminating the requirement to maintain a minimum $3.0 million in a combination of line of credit availability and unrestricted cash, (c) providing for the repayment of an additional $750,000 of the principal balance of the term loan in three installments of $250,000 on November 30, 2021, December 31, 2021 and March 31, 2022 in addition to $200,000 regular monthly principal payments through maturity, (d) amending the minimum debt service coverage ratio covenant for the fiscal quarters ending on and after June 30, 2021 to provide for a ratio of 1.5 to 1.0, and (e) amending the maximum leverage ratio covenant as follows: for the fiscal quarter ending on March 31, 2021 - 5.0 to 1.0; for the fiscal quarter ending June 30, 2021 - 4.75 to 1.0; for the fiscal quarter ending September 30, 2021 - 4.25 to 1.0 and for the fiscal quarter ended December 31, 2021 and thereafter - 4.0 to 1.0, determined at the end of each fiscal quarter for the trailing four-quarter period then ended (or, in the case of the fiscal quarter ended March 31, 2021, determined on an annualized basis for the three-quarter period then ended). Additionally, under the Eighth Amendment, BankUnited waived certain covenant non-compliance and waived temporarily, late delivery of certain financial information. In connection with the Eighth Amendment, a $250,000 amendment fee (the “Amendment Fee”) was earned by the lenders on December 31, 2021 which the Company elected to pay in kind and accrue and capitalize rather than pay in cash. As at December 31, 2021, the Amendment Fee payable was posted by BankUnited to the Revolving Loan and on February 11, 2022, in agreement with the Company, the Amendment Fee was reclassified by BankUnited to the Term Loan. The Company has recorded this payable to its financial statements accordingly.

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

On August 19, 2022, we entered into a Consent, Waiver and Tenth Amendment to the Credit Agreement (the “Tenth Amendment”). Under the Tenth Amendment, the parties amended the Credit Agreement by (a) increasing the maximum leverage ratio applicable for the fiscal quarter ending September 30, 2022 to 5.0, (b) waiving and/or consenting to the exclusion from the Company’s covenant compliance requirements for the fiscal quarters ended December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 up to (i) $566,024.81 of losses incurred and reserves taken under the Borrower’s welded product contracts, and (ii) $367,044.51 of reserves taken with respect to the Borrower’s welded product inventory, and (c) waiving and/or consenting to the exclusion from the Company’s covenant compliance requirements for the fiscal quarters ended March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022 up to $795,997.06 of accrued severance and COBRA costs and employer taxes incurred by the Company during the fiscal quarter ending March 31, 2022. Additionally, under the Tenth Amendment, BankUnited waived or consented to late delivery of certain financial information required by the Credit Agreement.

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

On November 2, 2020, the Company applied to the Lender for full forgiveness of the PPP Loan as calculated in accordance with the terms of the CARES Act, as modified by the Paycheck Protection Flexibility Act. On July 13, 2021, the Company received notification through Dime that the PPP Loan and accrued interest thereon had been fully forgiven by the SBA and that the forgiveness payment date was July 1, 2021. The forgiveness of the PPP Loan was recognized during the Company’s third fiscal quarter ending September 30, 2021.

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

Liquidity

We believe that our existing resources as of March 31, 2022 will be sufficient to meet our current working capital needs for at least the next 12 months from the date of issuance of our consolidated financial statements. However, our working capital requirements can vary significantly, depending in part on the timing of new program awards and the payment terms with our customers and suppliers. If our working capital needs exceed our cash flows from operations, we would look to our cash balances and availability for borrowings under our borrowing arrangement to satisfy those needs, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts, if at all.

Contractual Obligations

For information concerning our contractual obligations, see Contractual Obligations under Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with this evaluation of the Company’s internal control over financial reporting, management identified deficiencies that constituted a material weakness in our internal control over financial reporting as of December 31, 2021. For more information on these deficiencies, see Item 9A. Controls and Procedures, included in our Annual Report on Form 10-K.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

During 2021, the Company did, and during 2022, intends to continue to implement new controls designed to remediate the aforementioned 2021 material weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 – Legal Proceedings

See Footnote 12 – Commitments and Contingencies.

Item 1A – Risk Factors

“Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2021, includes a discussion of significant factors known to us that could materially adversely affect our business, financial condition, or results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On February 7, 2022, pursuant to the Company’s non-employee director incentive plan and the Company’s 2016 Long Term Incentive Plan (the “Plan”), the Company issued an aggregate of 190,114 restricted stock units (“RSUs”) to the Company’s non-employee directors, as compensation for services. Each RSU represents the right to receive one share of the Company’s common stock, subject to the terms of the Plan and a restricted stock unit agreement with each non-employee director. The RSUs vested or vest in four equal installments on February 7, 2022, April 1, 2022, July 1, 2022 and October 3, 2022.

On March 9, 2022, pursuant to the Plan, the Company issued 18,588 shares of the Company’s common stock (“Restricted Stock”) to Dorith Hakim, the Company’s chief executive officer and president as compensation for services. The Restricted Stock is subject to a restricted stock agreement between the Company and Ms. Hakim. The Restricted Stock vests in two equal installments on March 9, 2023 and March 9, 2024.

The RSUs and the Restricted Stock were issued pursuant to Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, which provides an exemption from Securities and Exchange Commission registration for transactions by an issuer that do not involve a public offering of securities.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description

10.1	Consent, Waiver and Ninth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2022).
10.2	Consent, Waiver and Tenth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2022).
10.3*	Severance and Change in Control Agreement, dated March 9, 2022, between the Company and Dorith Hakim (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2022).
31.1**	Section 302 Certification by Chief Executive Officer and President
31.2**	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
32.1***	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
101.INS**	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

*      Indicates management contract or compensatory plan or arrangement.

**    Filed herewith

***  Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three months ended March 31, 2022 and 2021, (ii) Condensed Consolidated Balance Sheet as of March 31, 2022 and December 31, 2021, (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2022 and 2021, (iv) Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2022 and 2021 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: September 6, 2022	By.	/s/ Dorith Hakim
Dorith Hakim
Chief Executive Officer and President (Principal Executive Officer)

Dated: September 6, 2022	By.	/s/ Andrew L. Davis
Andrew L. Davis
Chief Financial Officer (Principal Financial and Accounting Officer)