Form 10-Q
period 2022-06-30
CPI AEROSTRUCTURES INC
filed 2022-09-29
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of September 27, 2022, the registrant had 12,335,896 shares of common stock, $.001 par value, outstanding.

Part I - Financial Information

Item 1 – Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current Assets:
Cash	$2,626,061	$6,308,866
Accounts receivable, net	4,846,553	4,967,714
Insurance recovery receivable	3,500,693	2,850,000
Contract assets	27,491,183	24,459,339
Inventory	3,587,781	4,028,925
Refundable income taxes	42,335	40,000
Prepaid expenses and other current assets	508,968	625,075
Total current assets	42,603,574	43,279,919

Operating lease right-of-use assets	6,937,956	7,796,768
Property and equipment, net	1,390,929	1,646,863
Intangibles, net	62,500	125,000
Goodwill	1,784,254	1,784,254
Other assets	325,854	372,741
Total assets	$53,105,067	$55,005,545

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$11,293,990	$10,429,018
Accrued expenses	5,110,731	6,102,587
Litigation settlement obligation	3,600,000	3,003,259
Contract liabilities	5,027,832	5,122,766
Loss reserve	918,548	1,495,714
Current portion of long-term debt	3,332,391	3,365,181
Operating lease liabilities	1,641,243	1,580,453
Income tax payable	—	5,165
Total current liabilities	30,924,735	31,104,143

Line of credit	21,000,000	21,250,000
Long-term operating lease liabilities	5,604,664	6,445,728
Long-term debt, net of current portion	262,656	1,540,747
Total liabilities	57,792,055	60,340,618

Shareholders’ Deficit:
Common stock - $.001 par value; authorized 50,000,000 shares, 12,449,327 and 12,335,683 shares, respectively, issued and outstanding	12,449	12,336
Additional paid-in capital	72,997,009	72,833,742
Accumulated deficit	(77,696,446)	(78,181,151)
Total Shareholders’ Deficit	(4,686,988)	(5,335,073)
Total Liabilities and Shareholders’ Deficit	$53,105,067	$55,005,545

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$18,925,406	$22,301,190	$39,060,503	$53,119,936
Cost of sales	15,265,716	18,704,588	31,966,204	44,603,246
Gross profit	3,659,690	3,596,602	7,094,299	8,516,690

Selling, general and administrative expenses	2,697,392	2,677,688	5,835,049	6,068,494
Income from operations	962,298	918,914	1,259,250	2,448,196

Interest expense	438,437	293,685	767,045	588,174
Income before provision for income taxes	523,861	625,229	492,205	1,860,022

Provision for income taxes	6,225	2,078	7,500	4,328
Net income	$517,636	$623,151	$484,705	$1,855,694

Income per common share – basic	$0.04	$0.05	$0.04	$0.15

Income per common share – diluted	$0.04	$0.05	$0.04	$0.15

Shares used in computing loss per common share:
Basic	12,439,000	12,188,197	12,401,281	12,086,299
Diluted	12,534,058	12,255,950	12,496,339	12,154,052

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance at January 1, 2021	11,951,271	$11,951	$72,005,841	$(85,001,524)	$(12,983,732)
Net Income	—	—	—	1,232,543	1,232,543
Stock-based compensation expense	33,881	34	343,693	—	343,727
Balance at March 31, 2021	11,985,152	$11,985	$72,349,534	$(83,768,981)	$(11,407,462)
Net Income	—	—	—	623,151	623,151
Common stock forfeited	(41,199)	(42)	—	—	(42)
Stock-based compensation expense	323,977	325	224,773	—	225,098
Balance at June 30, 2021	12,267,930	$12,268	$72,574,307	$(83,145,830)	$(10,559,255)

Balance at January 1, 2022	12,335,683	$12,336	$72,833,742	$(78,181,151)	(5,335,073)
Net Loss	—	—	—	(32,931)	(32,931)
Stock-based compensation expense	47,527	47	25,835	—	25,882
Balance at March 31, 2022	12,383,210	$12,383	$72,859,577	$(78,214,082)	$(5,342,122)
Net Income	—	—	—	517,636	517,636
Stock-based compensation expense	66,117	66	137,432	—	137,498
Balance at June 30, 2022	12,449,327	$12,449	$72,997,009	$(77,696,446)	$(4,686,988)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$484,705	$1,855,694
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	343,750	530,843
Amortization of debt issuance cost	46,888	28,107
Cash expended less than (in excess) of rent expense	78,538	(48,670)
Stock-based compensation	163,380	568,783
Bad debt expense	3,189	127,413
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	117,972	(2,235,735)
Increase in contract assets	(3,031,844)	(4,266,430)
Decrease in inventory	441,144	1,105,127
Decrease (increase) in prepaid expenses and other assets	116,107	(271,157)
Increase in refundable income taxes	(2,335)	(647)
(Decrease) increase in accounts payable and accrued expenses	(126,884)	69,246
Decrease in contract liabilities	(94,934)	(124,976)
Increase in insurance receivable	(650,693)	(2,850,000)
Increase in settlement of litigation obligation	596,741	3,371,162
Decrease in income taxes payable	(5,165)	(948)
Decrease in loss reserve	(577,166)	(344,443)
Net cash used in operating activities	(2,096,607)	(2,486,631)

Cash flows from investing activities:
Purchase of property and equipment	(25,317)	(11,952)
Net cash used in investing activities	(25,317)	(11,952)

Cash flows from financing activities:
Payments on long-term debt	(1,560,881)	(1,196,276)
Proceeds from line of credit	—	261,315
Net cash used in financing activities	(1,560,881)	(934,961)

Net decrease in cash	(3,682,805)	(3,433,544)
Cash at beginning of period	6,308,866	6,033,537
Cash at end of period	$2,626,061	$2,599,993

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$645,423	$588,174
Income taxes	$—	$5,923

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	INTERIM FINANCIAL STATEMENTS

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

The consolidated financial statements of the Company as of June 30, 2022 and for the six months ended June 30, 2022 and 2021 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated balance sheet at December 31, 2021 has been derived from audited consolidated financial statements, but does not include all of the information and notes required by U.S. GAAP. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

The Company maintains its cash in four financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed insurance limits. As of June 30, 2022, the Company had $2,417,087 of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

The Company currently has a shareholders’ deficit and has experienced losses from operations and negative cash flows from operations in prior periods that collectively represent significant risk to the Company to continue to operate as a going concern. To address this risk, the Company has (i) negotiated and executed a further amendment to its Amended and Restated Credit Agreement with the lenders named therein and BankUnited N.A. as Sole Arranger, Agent and Collateral Agent (as amended from time to time, the “Credit Agreement” or the “BankUnited Facility”), effective April 12, 2022 which extended the maturity date of the credit facility to September 30, 2023, (ii) obtained and is seeking additional progress payment and advance payment customer contract funding provisions, (iii) maintained procedures to reduce investments in inventory and contract assets, (iv) remained focused on its military segment which has proven to be less susceptible to COVID-19 related impacts and (v) maintained a strong (approximately $133 million) backlog of funded orders, 99% of which are for military programs. Based upon management’s assessment of the identified significant risks and the execution of the plans described above, management believes that substantial risk does not exist as to whether the Company’s liquidity and debt resources will be sufficient to meet its obligations as a going concern through a year and a day from the date of this filing.

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

Contracts with Customers and Performance Obligations

The majority of the Company’s revenues are from long-term contracts with the U.S. government, military and commercial contractors. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For the Company, the contract under Accounting Standards Codification Topic 606 (“ASC 606”) is typically established upon execution of a purchase order either in accordance with a long-term customer contract or on a standalone basis.

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

The contracts with the U.S. government and military contractors are subject to the Federal Acquisition Regulation, which provides guidance on the types of costs that are allowable in establishing prices for goods and services provided under U.S. government contracts. The pricing for commercial contracts is based on the specific negotiations with each customer and any taxes imposed by governmental authorities are excluded from revenue. The transaction price is primarily comprised of fixed consideration as the customer typically pays a fixed fee for each product sold. The Company does not adjust the amount of revenue to be recognized under a customer contract for the effects of the time value of money when the timing difference between receipt of payment and transferring the good or service is less than one year.

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

 Disaggregation of Revenue

The following tables present the Company’s revenue disaggregated by contract type and revenue recognition method:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Aerostructures	$9,819,902	$8,255,406	$19,006,695	$16,882,354
Aerosystems	5,984,045	6,167,283	12,670,873	16,171,720
Kitting and Supply Chain Management	3,121,459	7,878,501	7,382,935	20,065,862
	$18,925,406	$22,301,190	$39,060,503	$53,119,936

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue recognized using over time revenue recognition model	$16,565,696	$19,628,721	$35,060,893	$47,931,650
Revenue recognized using point in time revenue recognition model	2,359,710	2,672,469	3,999,610	5,188,286
	$18,925,406	$22,301,190	$39,060,503	$53,119,936

Transaction Price Allocated to Remaining Performance Obligations

Our backlog represents the estimated transaction prices on performance obligations to our customers for which work remains to be performed. Backlog is converted into revenue in future periods as work is performed. As of June 30, 2022, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $133 million. This represents the amount of revenue the Company expects to recognize in the future on contracts with unsatisfied or partially satisfied performance obligations as of June 30, 2022. The Company estimates that it will recognize approximately 30% of this amount in fiscal year 2022 and the remainder by 2024.

3.        CONTRACT ASSETS AND CONTRACT LIABILITIES

Contract assets represent revenue recognized on contracts in excess of amounts invoiced to the customers and the where the Company’s right to consideration is conditional on something other than the passage of time. Amounts may not exceed their net realizable value. Our government contracts therefore typically result in revenue recognized in excess of billings, which we present as contract assets. Contract assets are classified as current. The Company’s contract liabilities represent customer payments received or due from the customer in excess of revenue recognized. Contract liabilities are classified as current.

	June 30,	December 31,
	2022	2021
Contract assets	$27,491,183	$24,459,339
Contract liabilities	5,027,832	5,122,766
Net Contract assets	$22,463,351	$19,336,573

Revenue recognized for the periods ended June 30, 2022 and 2021 that was included in the contract liabilities balance as of January 1, 2022 and 2021, respectively, was approximately $3.2 million and $1.5 million, respectively.

4.	INVENTORY

The components of inventory consisted of the following:

	June 30, 2022	December 31, 2021
Raw materials	$3,374,769	$3,603,359
Work in progress	1,171,432	1,413,672
Finished goods	1,906,271	1,998,049
Gross inventory	6,452,472	7,015,080
Inventory reserves	(2,864,691)	(2,986,155)
Inventory, net	$3,587,781	$4,028,925

5.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation based on the fair value of the stock or stock-based instrument on the date of grant. The Company recognized a net total of $137,498 and $225,098 of stock-based compensation expense for the three months ended June 30, 2022 and 2021, respectively, and a net total of $163,381 and $568,825 of stock- based compensation expense for the six months ended June 30, 2022 and 2021, respectively.

During the three and six months ended June 30, 2022, the Company granted 0 and 190,114 restricted stock units (“RSUs”), respectively, to its board of directors as partial compensation for the 2022 year, and during the three and six months ended June 30, 2021, the Company granted 0 and 135,512 RSUs, respectively, to its board of directors as partial compensation for the 2021 year. RSUs vest quarterly on a straight-line basis over a one-year period. For the three and six months ended June 30, 2022, approximately $114,000 and $333,000, respectively, of non-cash compensation expense related to the RSU grants to the board of directors are included selling, general and administrative expenses, and for the three and six months ended June 30, 2021, approximately $147,902 and $432,345, respectively, of non-cash compensation expense related to the RSU grants to the board of directors are included in selling, general and administrative expenses.

During the three and six months ended June 30, 2022, the Company granted 0 and 18,588 shares of common stock (“Restricted Stock”) to an employee. In the event that this employee’s employment is voluntarily terminated prior to certain dates, portions of the shares may be forfeited. For the three and six months ended June 30, 2022, approximately $17,000 and $(189,000), respectively, of compensation expense are included in selling, general and administrative expenses, which includes forfeitures during the three months ended March 31, 2022 of 85,748 shares totaling approximately ($263,000) of credit. For the three and six months ended June 30, 2022, approximately $6,000 and $20,000, respectively, of compensation expense are included in cost of sales for shares of common stock granted to employees between 2016 and 2020. For the three and six months ended June 30, 2021, approximately $63,653 and $112,102, respectively, of compensation expense are included in selling, general and administrative expenses and approximately $13,543 and $24,378, respectively, of compensation expense are included in cost of sales for shares of common stock granted to employees between 2016 and 2020.

6.	FAIR VALUE

Fair Value

At June 30, 2022 and December 31, 2021, the fair values of cash, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments.

	June 30, 2022
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$24,595,047	$24,595,047

	December 31, 2021
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$26,155,928	$26,155,928

We estimated the fair value of debt using market quotes and calculations based on market rates.

7.	INCOME PER COMMON SHARE

Basic and diluted income per common share for the three and six months ended June 30, 2022 and 2021 is computed using the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, as well as unvested RSUs. Incremental shares of 95,058 were used in the calculation of diluted income per common share in the three months ended June 30, 2022. Incremental shares of 142,587 were not used in the calculation of diluted income per common share in the three months ended March 31, 2022, as the Company was in a loss position and these shares would be considered anti-dilutive for that period. Incremental shares of 67,753 were used in the calculation of diluted income per common share in the three and six months ended June 30, 2021.

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

The BankUnited Facility is secured by all of the Company’s assets and both the Revolving Loan and Term Loan bear interest at the rate of 7.25% (the Prime Rate + 2.50%) as of June 30, 2022.

As of June 30, 2022, the Company had $21,000,000 outstanding under the Revolving Loan as compared to $21,250,000 as of December 31, 2021.

The Term Loan, as amended by the Tenth Amendment, had an aggregate principal amount of $3,283,333, payable in monthly installments, as defined in the agreement, as of June 30, 2022 as compared to an aggregate principal amount outstanding as of December 31, 2021 of $4,483,333.

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

The maturities of long-term debt (excluding unamortized debt issuance costs) are as follows:

Twelve months ending June 30,
2023	$3,332,391
2024	221,171
2025	30,663
2026	10,822
Total	$3,595,047

Included in the long-term debt are financing leases and other notes payable of $311,714 and $422,595 at June 30, 2022 and December 31, 2021, respectively, including a current portion of $182,391 and $215,181, respectively.

The Company has cumulatively paid $908,000 of total debt issuance costs in connection with the BankUnited Facility, of which $217,774 is included in other assets at June 30, 2022.

9.       MAJOR CUSTOMERS

During the six months ended June 30, 2022, the Company’s three largest customers accounted for 36%, 14% and 11% of revenue. During the six months ended June 30, 2021, the Company’s two largest customers accounted for 35% and 23% of revenue.

At June 30, 2022, 25%, 25%, 16% and 10% of our contract assets were from four of our largest customers. At December 31, 2021, 34%, 16%, and 12% of our contract assets were from three of our largest customers.

At June 30, 2022, 24%, 17%, 13% and 13% of our accounts receivable were from our three largest customers. At December 31, 2021, 30%, 23%, and 18% of accounts receivable were from our three largest customers.

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

For the three and six months ended June 30, 2022, the Company’s operating lease expense was $516,920 and $1,051,911, respectively.

Future minimum lease payments under non-cancellable operating leases as of June 30, 2022 were as follows:

Twelve months ending June 30,
2023	$1,967,171
2024	2,079,572
2025	2,130,223
2026	1,817,820
Total undiscounted operating lease payments	7,994,786
Less imputed interest (between 4.0% - 6.0%)	(748,879)
Present value of operating lease payments	$7,245,907

The following table sets forth the ROU assets and operating lease liabilities as of June 30, 2022:

Assets
ROU assets-net	$6,937,956

Liabilities
Current operating lease liabilities	$1,641,243
Long-term operating lease liabilities	5,604,664
Total ROU liabilities	$7,245,907

The Company’s weighted average remaining lease term for its operating leases is 3.8 years.

11.	INCOME TAXES

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

The provision for income tax for the three months ended June 30, 2022 and 2021 was $6,225 and $2,078, respectively. The provision for income tax for the six months ended June 30, 2022 and 2021 was $7,500 and $4,328, respectively.

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

On May 20, 2021, the parties reached a settlement in the amount of $3,600,000, subject to court approval. On July 9, 2021, Plaintiff filed an unopposed motion for preliminary approval of the settlement. On November 10, 2021, a magistrate judge recommended that the Court grant the motion for preliminary approval in its entirety. The Court adopted the recommendation on May 27, 2022, and entered an order granting preliminary approval of the settlement on June 7, 2022. On August 5, 2022, the Plaintiff filed an unopposed motion for final approval. The magistrate judge held a hearing on the final approval motion on September 9, 2022, and is now deciding whether to recommend final approval of the settlement. As of June 30, 2022, we have previously paid or accrued to our financial statements covered expenses totaling $750,000, and have therefore met our insurance carrier’s directors’ and officers’ retention requirement, which caps the Company’s expenses pertaining to the class action suit.

At June 30, 2022, in order to reflect the amounts owed from our directors’ and officers’ insurance carrier and to the Plaintiffs, we have recorded to our balance sheet a litigation settlement obligation of $3,600,000 and an insurance recovery receivable of $3,500,693 to reflect the liability owed by the Company to the Plaintiffs as well as the amount receivable owing from the Company’s insurance carrier to the Company with respect to the settlement obligation.

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

On June 13, 2022, the plaintiffs in the consolidated federal action informed the Court that the Company (as nominal defendant) and all individual defendants had reached an agreement in principle with all plaintiffs to settle the four shareholder derivative lawsuits described above. On June 16, 2022, the plaintiffs in the consolidated federal action filed an unopposed motion for preliminary approval of the settlement. On July 22, 2022, the Court referred the motion to the magistrate judge; the motion remains pending. The magistrate judge held a conference on September 9, 2022 in the consolidated federal action. The settlement is subject to Court approval and, if approved, will result in the dismissal of the shareholder derivative lawsuits. As part of the proposed settlement, the Company has agreed to undertake (or confirm that it has undertaken already) certain corporate governance reforms and to pay attorneys’ fees to plaintiffs’ counsel.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in this report.

Forward Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission (the “SEC”), the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”). We undertake no obligation to publicly update any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Recent Developments

NYSE American Delinquency Notices

On May 19, 2022, the NYSE American exchange (the “Exchange”) announced the suspension of trading of our common stock due to non-compliance with the SEC annual and quarterly report timely filing criteria provided for in Section 1007 of the Exchange’s Company Guide (the “Company Guide”) and announced that it was initiating proceedings to delist our common stock. The Company filed a request for review of the Exchange’s determination to initiate delisting proceedings to a Committee of the Board of Directors of NYSE Regulation (the “Committee”). A hearing for this review before a Listing Qualification Panel of the Committee has been scheduled for November 9, 2022 (the “Hearing”). The delisting action has been stayed pending the outcome of the review although trading of our common stock on the Exchange remains suspended.

We have become current with our SEC reports upon the filing of this Quarterly Report on Form 10-Q. The Company believes the filing of this quarterly report resolves the condition that led to NYSE American suspending trading in the Company’s common stock on the Exchange and its determination to commence proceedings to delist the common stock from the Exchange. We cannot assure you that the Company becoming current with our SEC reports or the outcome of the Hearing will result in the Exchange changing its delisting determination or that our common stock will resume trading on the Exchange in the future.

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

Trading of Common Stock on Expert Market

Prior to the filing of this Quaterly Report on Form 10-Q, the Company was not current in its SEC reporting obligations. Companies that are not current in their SEC reporting obligations in accordance with the provisions of Rule 15c-11 (“Rule 15c2-11”) promulgated under the Securities Exchange Act of 1934, as amended, do not have current information publicly available and do not meet the requirements for ongoing quoting of their securities on one of the public markets (the “OTC Markets”) operated by the OTC Markets Group. Effective July 15, 2022, the Company’s common stock is only quoted on the OTC Markets Group’s “Expert Market.”

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

The Company believes that now that it is current in its SEC reporting obligations its common stock is eligible to be quoted on one of the OTC Markets through the filing of a Form 211 with the Financial Industry Regulatory Authority (or reliance on OTC Market Group’s current information designations in lieu thereof). There can be no assurance that the Company’s common stock will be quoted on an OTC Market or any other market or exchange or when that may occur in the future.

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

On May 20, 2021, the parties reached a settlement in the amount of $3,600,000, subject to court approval. On July 9, 2021, Plaintiff filed an unopposed motion for preliminary approval of the settlement. On November 10, 2021, a magistrate judge recommended that the Court grant the motion for preliminary approval in its entirety. The Court adopted the recommendation on May 27, 2022, and entered an order granting preliminary approval of the settlement on June 7, 2022. On August 5, 2022, the Plaintiff filed an unopposed motion for final approval. The magistrate judge held a hearing on September 9, 2022, and is now deciding whether to grant final approval of the settlement. After satisfaction of our $750,000 retention, the Settlement Amount will be covered and paid by our directors’ and officers’ insurance carrier. As of June 30, 2022, we have previously paid or accrued to our financial statements covered expenses totaling $750,000, and have therefore met our directors’ and officers’ retention requirement, which caps the Company’s expenses pertaining to the class action suit.

At June 30, 2022, in order to reflect the amounts owed from our directors’ and officers’ insurance carrier and to the Plaintiffs, we have recorded to our balance sheet a litigation settlement obligation of $3,600,000 and an insurance recovery receivable of $3,500,693 to reflect the liability owed by the Company to the Plaintiffs as well as the amount receivable owing from the Company’s insurance carrier to the Company with respect to the settlement obligation.

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

Our total backlog as of June 30, 2022 and December 31, 2021 was as follows:

Backlog (Total)	June 30, 2022	December 31, 2021
Funded	$133,416,111	$134,722,000
Unfunded	370,890,058	366,997,000
Total	$504,306,169	$501,719,000

Approximately 99% of the total amount of our backlog at June 30, 2022 was attributable to government contracts. Our backlog attributable to government contracts at June 30, 2022 and December 31, 2021 was as follows:

Backlog (Government)	June 30, 2022	December 31, 2021
Funded	$131,594,564	$132,499,000
Unfunded	364,204,182	358,133,000
Total	$495,798,747	$$490,632,000

Our backlog attributable to commercial contracts at June 30, 2022 and December 31, 2021 was as follows:

Backlog (Commercial)	June 30, 2022	December 31, 2021
Funded	$1,821,546	$2,223,000
Unfunded	6,685,876	8,864,000
Total	$8,507,422	$11,087,000

The total backlog at June 30, 2022 is primarily comprised of long-term programs with Raytheon (Next Generation Jammer – Mid Band Pod), USAF (T-38), Boeing (A-10 Main Landing Gear Pod), Lockheed Martin F-16 RI/DCC, Raytheon (B-52 Radar Rack), Collins Aerospace (MS-110 Pod), and Sikorsky UH-60 Gunner Window, Stabilator MRO and IR Module Assembly (HIRSS), and Northrop Grumman (E-2D). Funded backlog is primarily from purchase orders under long-term contracts with USAF (T-38), Boeing (A-10 Main Landing Gear Pod), Raytheon (Next Generation Jammer – Mid Band Pod), Lockheed Martin F-16 Rudder Island, Northrop Grumman (E-2D) and Sikorsky IR Module Assembly (HIRSS).

Critical Accounting Policies

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K, for a discussion of our critical accounting policies. There have been no significant changes to the application of our critical accounting policies during the quarter ended June 30, 2022.

Results of Operations

Revenue

Total Revenue for the three months ended June 30, 2022 was $18,925,406 compared to $22,301,190 for the same period last year, a decrease of $3,375,784 or 15.1%. The decrease was primarily related to decreases in the Northrop Grumman E2D MYP II, Northrop Grumman E2D WOWP and Raytheon NGJ MB Pods programs, partly offset by increases in the Sikorsky HIRRS and Collins Aerospace MS-110 Pods programs.

Total Revenue for the six months ended June 30, 2022 was $39,060,503 compared to $53,119,936 for the same period last year, a decrease of $14,059,433 or 26.5%. The decrease was primarily related to decreases in the Northrop Grumman E2D MYP II, Northrop Grumman E2D WOWP and Raytheon NGJ MB Pods programs, partly offset by increases in the Sikorsky HIRRS, Boeing A-10 Pods, USAF T-38 Pacer Classic and GKN Ducts programs.

Revenue from government subcontracts was $15,520,336 for the three months ended June 30, 2022 compared to $19,912,052 for the three months ended June 30, 2021, a decrease of $4,391,716 or 22.1%. The decrease was primarily to decreases in the Northrop Grumman E2D MYP II, Northrop Grumman E2D WOWP and Raytheon NGJ MB Pods programs, partly offset by an increase in the Sikorsky HIRRS program.

Revenue from government subcontracts was $32,716,830 for the six months ended June 30, 2022 compared to $48,294,446 for the six months ended June 30, 2021, a decrease of $15,577,616 or 32.3%. The decrease was primarily related to decreases in the Raytheon NGJ MB Pods, Northrop Grumman E2D OWP MYP II and Northrop Grumman E2D WOWP, partly offset by increases in the Sikorsky HIRRS program.

Revenue from direct military contracts was $1,887,074 for the three months ended June 30, 2022 compared to $1,359,793 for the three months ended June 30, 2021, an increase of $527,281 or 38.8%. The increase is primarily related to an increase in the USAF Pacer Classic T-38 Pacer Classic program.

Revenue from direct military contracts was $3,416,546 for the six months ended June revenue is primarily related to an increase in the USAF Pacer Classic T-38 Pacer Classic program.

Revenue from commercial subcontracts was $1,517,996 for the three months ended June 30, 2022 compared to $1,029,345 for the three months ended June 30, 2021, an increase of $488,651 or 47.5%. The increase is primarily related to an increase in the Embraer Inlets program, partly offset by a decrease in the Gulfstream G650 program.

Revenue from commercial subcontracts was $2,927,126 for the six months ended June 30, 2022 compared to $2,926,952 for the six months ended June 30, 2021, an increase of $174. The decrease is primarily the result of an increase in the Embraer Inlets program, partly offset by decrease in the Gulfstream G650 program and the Sikorsky S-92 Kits program.

Cost of Sales

Total Cost of Sales for the three months ended June 30, 2022 and 2021 was $15,265,716 and $18,704,588, respectively, a decrease of $3,438,872 or 18.4%. This decrease is the result of the comparable decrease in revenue and the specific program related factors noted below.

Total Cost of Sales for the six months ended June 30, 2022 and 2021 was $31,966,204 and $44,603,246, respectively, a decrease of $12,637,042 or 28.3%. This decrease is the result of the comparable decrease in revenue and the specific program related factors noted below.

The components of the cost of sales were as follows:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 31, 2021
Procurement	$10,416,731	$13,923,919	$21,588,456	$33,335,973
Labor	1,707,066	1,950,432	3,693,335	3,889,866
Factory overhead	3,754,557	4,800,817	8,045,129	10,073,672
Other cost of sales	(612,638)	(1,970,580)	(1,360,716)	(2,696,265)
Cost of sales	$15,265,716	$18,704,588	$31,966,204	$44,603,246

Procurement for the three months ended June 30, 2022 was $10,416,731 compared to $13,923,919 for the three months ended June 30, 2021, a decrease of $3,507,188 or 25.2%. This decrease is primarily related to decreases in the Northrop Grumman E2D MYP II, Northrop Grumman E2D WOWP and Raytheon NGJ MB Pods programs, partly offset by increases in the Sikorsky HIRRS and Collins Aerospace MS-110 Pods programs.

Procurement for the six months ended June 30, 2022 was $21,588,456 compared to $33,335,973 for the six months ended June 30, 2021, a decrease of $11,747,517 or 35.2%. This decrease is primarily related to decreases in the Northrop Grumman E2D MYP II, Northrop Grumman E2D WOWP and Raytheon NGJ MB Pods programs, partly offset by increases in the Sikorsky HIRRS, Boeing A-10 Pods, USAF T-38 Pacer Classic and GKN Ducts programs.

Labor costs for the three months ended June 30, 2022 were $1,707,066 compared to $1,950,432 for the three months ended June 30, 2021, a decrease of $243,366 or 12.5%. This decrease is primarily related to decreases in the Raytheon NGJ MB Pods program.

Labor costs for the six months ended June 30, 2022 were $3,693,335 compared to $3,889,866 for the six months ended June 30, 2021, a decrease of $196,531 or 5.1%. This decrease is primarily related to decreases in the Raytheon NGJ MB Pods program.

Factory overhead for the three months ended June 30, 2022 was $3,754,557 compared to $4,800,817 for the three months ended June 30, 2021, a decrease of $1,046,260 or 21.8%. This decrease is primarily the result of lower salary and benefit costs.

Factory overhead for the six months ended June 30, 2022 was $8,045,1297 compared to $10,073,672 for the six months ended June 30, 2021, a decrease of $2,028,543 or 20.1%. This decrease is primarily the result of lower salary and benefit costs.

Other cost of sales relates to items that can increase or decrease cost of sales such as changes in inventory levels, changes in inventory valuation, changes to inventory reserves, changes in loss contract provisions, absorption variances and direct charges to cost of sales. Other costs (credit), net for the three months ended June 30, 2022 were $(612,638) compared to $(1,970,580) for the three months ended June 30, 2021, a decrease of the credit of $1,357,568, or 68.9%. The change in the three months ended June 30, 2022 is primarily due to changes in inventory levels, reductions to in the inventory reserves and reductions in the loss reserve.

Other costs (credit), net for the six months ended June 30, 2022 were $(1,360,716) compared to $(2,696,265) for the six months ended June 30, 2021, a decrease of the credit of $1,335,549, or 49.5%. The change in the six months ended June 30, 2022 is primarily due to changes in inventory levels, reductions to in the inventory reserves and reductions in the loss reserve.

Gross Profit

Gross profit for the three months ended June 30, 2022 was $3,659,690 compared to $3,596,602 for the three months ended June 30, 2021, an increase of $63,088, or 1.3% for the reasons noted above. Gross profit percentage (“gross margin”) for the three months ended June 30, 2022 was 19.3% compared to 16.1% for three months ended June 30, 2021. The increase in gross margin was primarily due to a favorable job mix during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Gross profit for the six months ended June 30, 2022 was $7,094,299 compared to $8,516,690 for the six months ended June 30, 2021, a decrease of $1,422,391, or 28.9% for the reasons noted above. Gross profit percentage (“gross margin”) for the six months ended June 30, 2022 was 18.2% compared to 16.0% for the six months ended June 30, 2021. The increase in gross margin was primarily due to a favorable job mix during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Favorable (Unfavorable) Adjustments to Gross Profit

During the six months ended June 30, 2022 and 2021, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in changes in total gross profit as follows:

	Six months ended
	June 30, 2022	June 30, 2021
Favorable adjustments	$2,725,554	$2,659,715
Unfavorable adjustments	(2,186,363)	(3,005,324)
Net adjustments	$539,191	$(345,609)

For the six months ended June 30, 2022, we evaluated all contractual data and revised estimated gross profit percentages accordingly. We had 29 contracts with favorable adjustments and 24 contracts with unfavorable adjustments, all due to changes in estimates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2022 were $2,697,392 compared to $2,677,688 for the three months ended June 30, 2021, an increase of $19,704 or 0.7%.

Selling, general and administrative expenses for the six months ended June 30, 2022 were $5,835,049 compared to $6,068,494 for the six months ended June 30, 2022, a decrease of $233,445 or 3.8%. This decrease was primarily driven by lower legal fees, partly offset by higher salaries expense as a result of a $637,206 severance charge recorded in the first quarter of 2022.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended June 30, 2022 was $523,861 compared to $625,229 for the same period last year, a decrease of $101,368 or 8.2% for the reasons noted above.

Income before provision for income taxes for the six months ended June 30, 2022 was $492,205 compared to $1,860,022 for the same period last year, a decrease of $1,367,817 or 110.8% for the reasons noted above.

Provision for Income Taxes

Provision for income taxes was $6,225 for the three months ended June 30, 2022, compared to a provision for income taxes of $2,078 for the three months ended June 30, 2021, an increase of $4,147 or 199.6%.

Provision for income taxes was $7,500 the six months ended June 30, 2022, compared to a provision for income taxes of $4,328 for the six months ended June 30, 2021, an increase of $3,172 or 73.3%.

Net Income

Net income for the three months ended June 30, 2022 was $517,636 or $0.04 per basic share, compared to net income of $623,151 or $0.05 per basic share for the same period last year. Diluted income per share was $0.04 for the three months ended June 30, 2022 calculated utilizing 12,534,058 weighted average shares outstanding versus diluted income per share of $0.05 for the same period last year calculated utilizing 12,255,950 weighted average shares outstanding.

Net income for the six months ended June 30, 2022 was $484,705 or $0.04 per basic share, compared to net income of $1,855,694 or $0.15 per basic share for the same period last year. Diluted income per share was $0.04 for the six months ended June 30, 2022 calculated utilizing 12,496,339 weighted average shares outstanding versus diluted income per share of $0.15 for the same period last year calculated utilizing 12,154,052 weighted average shares outstanding.

Excluding the $771,834 severance charge recorded in the first quarter of 2022 as referred to above under Cost of Sales and Selling, General and Administrative Expenses, our net income for the six months ended June 30, 2022 was $1,256,539, a decrease over the prior year of $599,155 or 32.3%. Excluding the aforementioned severance charge, our basic and diluted earnings per share was $0.10 for the six months ended June 30, 2022 as compared to the $0.15 income per basic and diluted share for the six months ended June 30, 2021.

Liquidity and Capital Resources

General

At June 30, 2022, we had working capital of $11,678,839 compared to working capital of $12,175,776 at December 31, 2021, a decrease of $496,937 or 4.1%.

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

At June 30, 2022, we had a cash balance of $2,626,061 compared to $6,308,866 at December 31, 2021, a decrease of $3,682,805, or 58.4%. The decrease was comprised of a net cash used in operations of $2,096,607 during the six months ended June 30, 2022, primarily driven by an increase of $3,031,844 in contract assets on the ramp up of new programs, partly offset by a $441,144 decrease in inventory, coupled with $1,560,881 in debt paydowns.

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

Liquidity

We believe that our existing resources as of June 30, 2022 will be sufficient to meet our current working capital needs for at least the next 12 months from the date of issuance of our consolidated financial statements. However, our working capital requirements can vary significantly, depending in part on the timing of new program awards and the payment terms with our customers and suppliers. If our working capital needs exceed our cash flows from operations, we would look to our cash balances and availability for borrowings under our borrowing arrangement to satisfy those needs, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts, if at all.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit No. 10.1 10.2 31.1*

Description

Consent, Waiver and Ninth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2022).

Consent, Waiver and Tenth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2022).

Section 302 Certification by Chief Executive Officer and President

31.2*	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
32.1**	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2022 and 2021 (ii) Condensed Consolidated Balance Sheet as of June 30, 2022 and December 31, 2021, (iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2022 and 2021 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: September 29, 2022	By:	/s/ Dorith Hakim
Dorith Hakim
Chief Executive Officer and President (Principal Executive Officer)

Dated: September 29, 2022	By:	/s/ Andrew L. Davis
Andrew L. Davis
Chief Financial Officer (Principal Financial and Accounting Officer)