Form 10-Q
period 2022-09-30
CPI AEROSTRUCTURES INC
filed 2022-11-21
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 18, 2022, the registrant had 12,383,427 shares of common stock, $.001 par value, outstanding.

INDEX

Part I - Financial Information

Item 1 – Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current Assets:
Cash	$4,627,379	$6,308,866
Accounts receivable, net	8,400,967	4,967,714
Insurance recovery receivable	3,600,000	2,850,000
Contract assets	24,157,141	24,459,339
Inventory	3,108,241	4,028,925
Refundable income taxes	42,335	40,000
Prepaid expenses and other current assets	617,188	625,075
Total current assets	44,553,251	43,279,919

Operating lease right-of-use assets	6,736,441	7,796,768
Property and equipment, net	1,250,304	1,646,863
Intangibles, net	31,250	125,000
Goodwill	1,784,254	1,784,254
Other assets	282,299	372,741
Total assets	$54,637,799	$55,005,545

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$12,768,638	$10,429,018
Accrued expenses	4,564,515	6,102,587
Litigation settlement obligation	3,600,000	3,003,259
Contract liabilities	5,041,818	5,122,766
Loss reserve	635,406	1,495,714
Current portion of long-term debt	2,591,928	3,365,181
Operating lease liabilities	1,728,707	1,580,453
Income tax payable	3,750	5,165
Total current liabilities	30,934,762	31,104,143

Line of credit	21,000,000	21,250,000
Long-term operating lease liabilities	5,345,919	6,445,728
Long-term debt, net of current portion	100,375	1,540,747
Total liabilities	57,381,056	60,340,618

Shareholders’ Deficit:
Common stock - $.001 par value; authorized 50,000,000 shares, 12,325,360 and 12,335,683 shares, respectively, issued and outstanding	12,325	12,336
Additional paid-in capital	73,082,112	72,833,742
Accumulated deficit	(75,837,694)	(78,181,151)
Total Shareholders’ Deficit	(2,743,257)	(5,335,073)
Total Liabilities and Shareholders’ Deficit	$54,637,799	$55,005,545

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$20,196,913	$23,898,748	$59,257,416	$77,018,684
Cost of sales	14,869,100	20,246,764	46,835,304	64,850,010
Gross profit	5,327,813	3,651,984	12,422,112	12,168,674

Selling, general and administrative expenses	2,744,265	2,765,849	8,579,314	8,834,343
Income from operations	2,583,548	886,135	3,842,798	3,334,331
Other income	—	4,795,000	—	4,795,000
Interest expense	(721,046)	(252,506)	(1,488,091)	(840,680)
Income before provision for income taxes	1,862,502	5,428,629	2,354,707	7,288,651

Provision for income taxes	3,750	3,374	11,250	7,702
Net income	$1,858,752	$5,425,255	$2,343,457	$7,280,949

Income per common share – basic	$0.15	$0.44	$0.19	$0.60

Income per common share – diluted	$0.15	$0.44	$0.19	$0.60

Shares used in computing loss per common share:
Basic	12,301,752	12,286,712	12,362,960	12,153,838
Diluted	12,349,283	12,320,588	12,410,491	12,187,714

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance at January 1, 2021	11,951,271	$11,951	$72,005,841	$(85,001,524)	$(12,983,732)
Net Income	—	—	—	1,232,543	1,232,543
Stock-based compensation expense	33,881	34	343,693	—	343,727
Balance at March 31, 2021	11,985,152	11,985	72,349,534	(83,768,981)	(11,407,462)
Net Income	—	—	—	623,151	623,151
Common stock forfeited	(41,199)	(42)	—	—	(42)
Stock-based compensation expense	323,977	325	224,773	—	225,098
Balance at June 30, 2021	12,267,930	$12,268	$72,574,307	$(83,145,830)	$(10,559,255)
Net Income	—	—	—	5,425,255	5,425,255
Stock-based compensation expense	33,881	34	154,615	—	154,649
Balance at September 30, 2021	12,301,811	$12,302	$72,728,922	$(77,720,575)	$(4,979,351)

Balance at January 1, 2022	12,335,683	$12,336	$72,833,742	$(78,181,151)	(5,335,073)
Net Loss	—	—	—	(32,931)	(32,931)
Stock-based compensation expense	47,527	47	25,835	—	25,882
Balance at March 31, 2022	12,383,210	$12,383	$72,859,577	$(78,214,082)	$(5,342,122)
Net Income	—	—	—	517,636	517,636
Stock-based compensation expense	66,117	66	137,432	—	137,498
Balance at June 30, 2022	12,449,327	$12,449	$72,997,009	$(77,696,446)	$(4,686,988)
Net Income	—	—	—	1,858,752	1,858,752
Common stock forfeited	(171,495)	(171)	—	—	(171)
Stock-based compensation expense	47,527	47	85,103	—	85,150
Balance at September 30, 2022	12,325,359	$12,325	$73,082,112	$(75,837,694)	$(2,743,257)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$2,343,457	$7,280,949
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	515,626	796,888
Amortization of debt issuance cost	90,442	28,107
Cash expended less than (in excess) of rent expense	108,772	(73,005)
Stock-based compensation	248,359	723,432
Bad debt expense	3,189	127,413
Forgiveness of PPP loan	—	(4,795,000)
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,436,442)	(3,709,001)
(Decrease) increase in contract assets	302,198	(3,030,953)
Decrease in inventory	920,684	1,406,360
Increase in prepaid expenses and other assets	7,887	(111,731)
Increase in refundable income taxes	(2,335)	—
Increase (decrease) in accounts payable and accrued expenses	801,548	(488,087)
Decrease in contract liabilities	(80,948)	891,915
Increase in insurance receivable	(750,000)	(2,850,000)
Increase in settlement of litigation obligation	596,741	3,206,133
(Decrease) increase in income taxes payable	(1,415)	469
Decrease in loss reserve	(860,308)	(717,222)
Net cash provided by (used in) operating activities	807,455	(1,313,333)

Cash flows from investing activities:
Purchase of property and equipment	(25,317)	(19,305)
Net cash used in investing activities	(25,317)	(19,305)

Cash flows from financing activities:
Payments on long-term debt	(2,463,625)	(1,851,633)
Proceeds from line of credit	—	261,315
Net cash used in financing activities	(2,463,625)	(1,590,318)

Net decrease in cash	(1,681,487)	(2,922,956)
Cash at beginning of period	6,308,866	6,033,537
Cash at end of period	$4,627,379	$3,110,581

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,096,800	$609,485
Income taxes	$17,146	$7,233

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	INTERIM FINANCIAL STATEMENTS

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

The consolidated financial statements of the Company as of September 30, 2022 and for the nine months ended September 30, 2022 and 2021 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated balance sheet at December 31, 2021 has been derived from audited consolidated financial statements, but does not include all of the information and notes required by U.S. GAAP. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

The Company maintains its cash in four financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed insurance limits. As of September 30, 2022, the Company had $4,576,645 of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

Certain balances have been reclassified to conform to presentation requirements, including consistent presentation of the components of inventory (Note 4).

The Company currently has a shareholders’ deficit and has experienced losses from operations and negative cash flows from operations in prior periods that collectively represent significant risk to the Company to continue to operate as a going concern. To address this risk, the Company has (i) negotiated and executed a further amendment to its Amended and Restated Credit Agreement with the lenders named therein and BankUnited N.A. as Sole Arranger, Agent and Collateral Agent (as amended from time to time, the “Credit Agreement” or the “BankUnited Facility”), effective November 10, 2022 which extended the maturity date of the credit facility to November 30, 2023, (ii) obtained and is seeking additional progress payment and advance payment customer contract funding provisions, (iii) maintained procedures to reduce investments in inventory and contract assets and (iv) remained focused on its military segment and maintained a strong (approximately $118 million) backlog of funded orders, 98% of which are for military programs. Based upon management’s assessment of the identified significant risks and the execution of the plans described above, management believes that substantial risk does not exist as to whether the Company’s liquidity and debt resources will be sufficient to meet its obligations as a going concern through a year and a day from the date of this filing.

Our business and operations and the industries in which we operate have been impacted by public and private sector policies and initiatives in the U.S. to address the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote work. The COVID-19 pandemic has contributed to a general slowdown in the global economy, has adversely impacted the businesses of certain of our customers and suppliers, and could adversely impact our results of operations and financial condition. In response to the COVID-19 impact on our business, we have been taking actions to preserve capital and protect the long-term needs of our businesses, including negotiating progress payments with our customers and reducing discretionary spending. For more information on the current and potential impact of the COVID-19 pandemic on our business, see Risk Factors included in Part I, Item 1A of our Form 10-K.

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

Disaggregation of Revenue

The following tables present the Company’s revenue disaggregated by contract type and revenue recognition method:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Aerostructures	$9,365,065	$8,709,511	$28,371,760	$25,591,865
Aerosystems	8,249,935	7,391,645	20,920,808	23,563,365
Kitting and Supply Chain Management	2,581,913	7,797,592	9,964,848	27,863,454
	$20,196,913	$23,898,748	$59,257,416	$77,018,684

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue recognized using over time revenue recognition model	$18,462,027	$21,672,578	$53,522,920	$69,604,228
Revenue recognized using point in time revenue recognition model	1,734,886	2,226,170	5,734,496	7,414,456
	$20,196,913	$23,898,748	$59,257,416	$77,018,684

Transaction Price Allocated to Remaining Performance Obligations

Our backlog represents the estimated transaction prices on performance obligations to our customers for which work remains to be performed. Backlog is converted into revenue in future periods as work is performed. As of September 30, 2022, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $118 million. This represents the amount of revenue the Company expects to recognize in the future on contracts with unsatisfied or partially satisfied performance obligations as of September 30, 2022. The Company estimates that it will recognize approximately 21% of this amount in fiscal year 2022 and the remainder by 2030.

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

	September 30,	December 31,
	2022	2021
Contract assets	$24,157,141	$24,459,339
Contract liabilities	5,041,818	5,122,766
Net Contract assets	$19,115,323	$19,336,573

Revenue recognized for the periods ended September 30, 2022 and 2021 that was included in the contract liabilities balance as of January 1, 2022 and 2021, respectively, was approximately $3.6 million and $1.6 million, respectively.

4.	INVENTORY

The components of inventory consisted of the following:

	September 30, 2022	December 31, 2021
Raw materials	$1,843,761	$2,033,216
Work in progress	1,078,677	1,413,672
Finished goods	3,202,658	3,568,192
Gross inventory	6,125,096	7,015,080
Inventory reserves	(3,016,855)	(2,986,155)
Inventory, net	$3,108,241	$4,028,925

5.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation based on the fair value of the stock or stock-based instrument on the date of grant. The Company recognized a net total of $84,978 and $154,649 of stock-based compensation expense for the three months ended September 30, 2022 and 2021, respectively, and a net total of $248,359 and $723,474 of stock- based compensation expense for the nine months ended September 30, 2022 and 2021, respectively.

During the three and nine months ended September 30, 2022, the Company granted 0 and 190,114 restricted stock units (“RSUs”), respectively, to its board of directors as partial compensation for the 2022 year, and during the three and nine months ended September 30, 2021, the Company granted 0 and 135,512 RSUs, respectively, to its board of directors as partial compensation for the 2021 year. RSUs vest quarterly on a straight-line basis over a one-year period. For the three and nine months ended September 30, 2022, $61,272 and $393,891, respectively, of non-cash compensation expense related to the RSU grants to the board of directors are included selling, general and administrative expenses, and for the three and nine months ended September 30, 2021, $79,638 and $511,983, respectively, of non-cash compensation expense related to the RSU grants to the board of directors are included in selling, general and administrative expenses.

During the three and nine months ended September 30, 2022, the Company granted 0 and 18,588 shares of common stock (“Restricted Stock”) to employees. In the event that this employee’s employment is voluntarily terminated prior to certain dates, portions of the shares may be forfeited. For the three and nine months ended September 30, 2022, $17,235 and $(172,009), respectively, of compensation expense are included in selling, general and administrative expenses, which includes forfeitures during the three months ended March 31, 2022 of 171,495 shares totaling ($263,148) of credit. For the three and nine months ended September 30, 2022, $6,471 and $26,477, respectively, of compensation expense are included in cost of sales for shares of common stock granted to employees between 2018 and 2022. For the three and nine months ended September 30, 2021, $61,434 and $173,536, respectively, of compensation expense are included in selling, general and administrative expenses and $13,577 and $37,955, respectively, of compensation expense are included in cost of sales for shares of common stock granted to employees between 2016 and 2020. During the three and nine months ended September 30, 2021, 41,199 shares were forfeited.

6.	FAIR VALUE

Fair Value

At September 30, 2022 and December 31, 2021, the fair values of cash, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments.

	September 30, 2022
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$23,692,303	$23,692,203

	December 31, 2021
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$26,155,928	$26,155,928

We estimated the fair value of debt using market quotes and calculations based on market rates.

7.	INCOME PER COMMON SHARE

Basic and diluted income per common share for the three and six months ended September 30, 2022 and 2021 is computed using the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, as well as unvested RSUs. Incremental shares of 47,531 were used in the calculation of diluted income per common share in the three and nine months ended September 30, 2022. Incremental shares of 33,876 were used in the calculation of diluted income per common share in the three and nine months ended September 30, 2021.

8.	DEBT

Credit Facility

On March 24, 2016, the Company entered into the Credit Agreement. The BankUnited Facility originally provided for a revolving credit loan commitment of $30 million (the “Revolving Loan”) and a $10 million term loan (“Term Loan”). The Revolving Loan bears interest at a rate based upon a pricing grid, as defined in the Credit Agreement.

On May 11, 2021, the Company entered into the Seventh Amendment to the Credit Agreement (the “Seventh Amendment”). Under the Seventh Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to July 31, 2022, and (b) amending the leverage ratio covenant. Additionally, under the Seventh Amendment, BankUnited waived late delivery of certain financial information.

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

On April 12, 2022 the Company entered into a Consent, Wavier and Ninth Amendment to the Credit Agreement (the “Ninth Amendment”). Under the Ninth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to September 30, 2023, (b) providing for the repayment of an additional $750,000 of the principal balance of the Term Loan in three installments of $250,000 on September 30, 2022, December 31, 2022 and March 31, 2023 in addition to $200,000 regular monthly principal payments through December 31, 2022 and (c) increasing the interest on the Revolving Loan, Term Loan, and the Amendment Fee as follows: through June 30, 2022, Prime Rate (as defined in the Credit Agreement) plus 2.5%; from July 1, 2022 through August 31, 2022, Prime Rate plus 5%; from September 1, 2022 through October 31, 2022, Prime Rate plus 6%; from November 1, 2022 through December 31, 2022, Prime Rate plus 7%; and from January 1, 2023 through September 30, 2023, Prime Rate plus 8%. Additionally, under the Ninth Amendment, the Credit Agreement financial covenants were amended. BankUnited also waived or consented to certain covenant non-compliance, waived temporarily or consented to, late delivery of certain financial information and waived permanently late delivery of certain pro-forma budget information.

On August 19, 2022, the Company entered into a Consent, Waiver and Tenth Amendment to the Credit Agreement (the “Tenth Amendment”). Under the Tenth Amendment, the parties amended the Credit Agreement by (a) increasing the maximum leverage ratio applicable for the fiscal quarter ending September 30, 2022 to 5.0, (b) waiving and/or consenting to the exclusion from the Company’s covenant compliance requirements for the fiscal quarters ended December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 up to (i) $566,024.81 of losses incurred and reserves taken under the Borrower’s welded product contracts, and (ii) $367,044.51 of reserves taken with respect to the Borrower’s welded product inventory, and (c) waiving and/or consenting to the exclusion from the Company’s covenant compliance requirements for the fiscal quarters ended March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022 up to $795,997.06 of accrued severance and COBRA costs and employer taxes incurred by the Company during the fiscal quarter ending March 31, 2022. Additionally, under the Tenth Amendment, BankUnited waived or consented to late delivery of certain financial information required by the Credit Agreement.

On November 10, 2022, the Company entered into an Eleventh Amendment to the Credit Agreement (the “Eleventh Amendment”). Under the Eleventh Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to November 30, 2023 or with respect to the Term Loan, if earlier, until the outstanding principal balance is paid in full (the “Term Loan Maturity Date”), (b) providing for regular monthly principal payments of $200,000 on the Term Loan from January 1, 2023 through the Term Loan Maturity Date (in addition to the Company’s existing obligation to make two principal payments on the term loan of $250,000 on each of December 31, 2022 and March 31, 2023) and (c) decreasing the interest rate on the Revolving Loan, the Term Loan and the Amendment Fee to the Prime Rate plus 3.5% effective as of November 1, 2022.

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

The BankUnited Facility is secured by all of the Company’s assets and both the Revolving Loan and Term Loan bore interest at the rate of 12.25% (the Prime Rate of 6.25% + 6.00%) as of September 30, 2022.

As of September 30, 2022, the Company had $21,000,000 outstanding under the Revolving Loan as compared to $21,250,000 as of December 31, 2021.

The Term Loan, as amended by the Eleventh Amendment, had an aggregate principal amount of $2,433,333, payable in monthly installments, as defined in the agreement, as of September 30, 2022 as compared to an aggregate principal amount outstanding as of December 31, 2021 of $4,483,333.

There is currently no availability for borrowings under the Revolving Loan and the Company finances its operations from internally generated cash flow.

PPP Loan

On April 10, 2020, we entered into the Paycheck Protection Program loan (“PPP Loan”), with BNB Bank (now part of Dime Community Bank (“Dime”)) as the lender, in an aggregate principal amount of $4,795,000, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The PPP Loan was evidenced by a promissory note (the “Note”). Subject to the terms of the Note, the PPP Loan bore interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, had an initial term of two years, and was unsecured and guaranteed by the Small Business Administration (“SBA”). The Note provided for customary events of default including, among other things, cross-defaults on any other loan with the lender. The PPP Loan could have been accelerated upon the occurrence of an event of default.

On November 2, 2020, the Company applied to the lender for full forgiveness of the PPP Loan as calculated in accordance with the terms of the CARES Act, as modified by the Paycheck Protection Flexibility Act. All amounts have been classified as current or long term in accordance with the Note terms.

On July 13, 2021, the Company received notification through Dime that the PPP Loan and accrued interest thereon had been fully forgiven by the SBA and that the forgiveness payment date was July 1, 2021. The forgiveness of the PPP Loan was recognized as other income during the Company’s third fiscal quarter ending September 30, 2021. The SBA reserves the right to audit any PPP Loan, for eligibility and other criteria, regardless of size. These audits may occur after forgiveness has been granted. In accordance with the CARES Act, all borrowers are required to maintain their PPP loan documentation for six years after the PPP Loan was forgiven and to provide that documentation to the SBA upon request.

The maturities of long-term debt (excluding unamortized debt issuance costs) are as follows:

Twelve months ending September 30,
2023	$2,591,927
2024	66,311
2025	31,330
2026	2,735
Total	$2,692,303

Included in the long-term debt are financing leases and other notes payable of $258,970 and $422,595 at September 30, 2022 and December 31, 2021, respectively, including a current portion of $158,594 and $215,181, respectively.

The Company has cumulatively paid $908,000 of total debt issuance costs in connection with the BankUnited Facility, of which $174,219 is included in other assets at September 30, 2022.

9.	MAJOR CUSTOMERS

During the nine months ended September 30, 2022, the Company’s three largest customers accounted for 38%, 14% and 12% of revenue. During the nine months ended September 30, 2021, the Company’s four largest customers accounted for 34%, 21%,11% and 10% of revenue.

At September 30, 2022, 34%, 22%, 10% and 10% of our contract assets were from four of our largest customers. At December 31, 2021, 34%, 16%, and 12% of our contract assets were from three of our largest customers.

At September 30, 2022, 27%, 17%, 16%, 12% and 12% of our accounts receivable were from our five largest customers. At December 31, 2021, 30%, 23%, and 18% of accounts receivable were from our three largest customers.

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

For the three and nine months ended September 30, 2022, the Company’s operating lease expense was $529,004 and $1,579,879, respectively.

Future minimum lease payments under non-cancellable operating leases as of September 30, 2022 were as follows:

Twelve months ending September 30,
2023	$2,055,806
2024	2,151,496
2025	2,202,321
2026	1,330,474
2027	60,416
Total undiscounted operating lease payments	7,800,513
Less imputed interest (between 4.0% - 10.5%)	(725,887)
Present value of operating lease payments	$7,074,626

The following table sets forth the ROU assets and operating lease liabilities as of September 30, 2022:

Assets
ROU assets-net	$6,736,441

Liabilities
Current operating lease liabilities	$1,728,707
Long-term operating lease liabilities	5,345,919
Total ROU liabilities	$7,074,626

The Company’s weighted average remaining lease term for its operating leases is 3.6 years.

11.	INCOME TAXES

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

The provision for income tax for the three months ended September 30, 2022 and 2021 was $3,750 and $3,374, respectively. The provision for income tax for the nine months ended September 30, 2022 and 2021 was $11,250 and $7,702, respectively.

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

On May 20, 2021, the parties reached a settlement in the amount of $3,600,000, subject to court approval. On July 9, 2021, Plaintiff filed an unopposed motion for preliminary approval of the settlement. On November 10, 2021, a magistrate judge recommended that the Court grant the motion for preliminary approval in its entirety. The Court adopted the recommendation on May 27, 2022, and entered an order granting preliminary approval of the settlement on June 7, 2022. On August 5, 2022, the Plaintiff filed an unopposed motion for final approval. The magistrate judge held a hearing on the final approval motion on September 9, 2022, and is now deciding whether to recommend final approval of the settlement. As of September 30, 2022, we have previously paid and accrued to our financial statements covered expenses totaling $750,000, and have therefore met our insurance carrier’s directors’ and officers’ retention requirement, which caps the Company’s expenses pertaining to the class action suit.

At September 30, 2022, in order to reflect the amounts owed from our directors’ and officers’ insurance carrier and to the Plaintiffs, we have recorded to our balance sheet a litigation settlement obligation of $3,600,000 and an insurance recovery receivable of $3,600,000 to reflect the liability owed by the Company to the Plaintiffs as well as the amount receivable owing from the Company’s insurance carrier to the Company with respect to the settlement obligation.

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

Impact of COVID-19

Our business and operations and the industries in which we operate have been impacted by public and private sector policies and initiatives in the U.S. to address the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote work. The COVID-19 pandemic has contributed to a general slowdown in the global economy, has adversely impacted the businesses of certain of our customers and suppliers, and could adversely impact our results of operations and financial condition. In response to the COVID-19 impact on our business, we have been taking actions to preserve capital and protect the long-term needs of our businesses, including negotiating progress payments with our customers and reducing discretionary spending. For more information on the current and potential impact of the COVID-19 pandemic on our business, see Risk Factors included in Part I, Item 1A of our Form 10-K.

Recent Developments

NYSE American Trading Resumption and Delinquency Notice

On May 19, 2022, the NYSE American exchange (the “Exchange”) announced the suspension of trading of our common stock due to non-compliance with the SEC annual and quarterly report timely filing criteria provided for in Section 1007 of the Exchange’s Company Guide (the “Company Guide”) and announced that it was initiating proceedings to delist our common stock. On September 29, 2022, we became current with our SEC reports upon the filing of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022. On September 30, 2022, we were informed by the Exchange that the Exchange terminated its proceeding to delist our common stock. Trading of our common stock recommenced on the Exchange on October 5, 2022, under the symbol “CVU.”

On September 17, 2021, we received notice from the Exchange indicating that the Company does not meet the continued listing standards set forth in Part 10 of the Company Guide. The Company is not in compliance with Section 1003(a)(i) of the Company Guide since it has stockholders’ equity of less than $2.0 million and losses from continuing operations and/or net losses in two of its three most recent fiscal years and Section 1003(a)(ii) of the Company Guide since it has stockholders’ equity of less than $4.0 million and losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Company is therefore subject to the procedures and requirements of Section 1009 of the Company Guide and was required to, and timely did, submit a plan to the Exchange addressing how the Company intends to regain compliance with the continued listing standards by March 17, 2023 (the “Plan”). On November 19, 2021, we received notice from the Exchange that it accepted the Plan, subject to periodic review, including quarterly monitoring, for compliance with the Plan. If the Company (i) does not make progress consistent with the Plan during the plan period or (ii) is not in compliance with the continued listing standards by March 17, 2023, the Exchange staff may initiate delisting proceedings as appropriate.

Amendment and Waiver to our BankUnited Credit Facility

On April 12, 2022 the Company entered into the Ninth Amendment (defined below) to the Credit Agreement (defined below). Under the Ninth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to September 30, 2023, (b) providing for the repayment of an additional $750,000 of the principal balance of the Term Loan in three installments of $250,000 on September 30, 2022, December 31, 2022 and March 31, 2023 in addition to $200,000 regular monthly principal payments through December 31, 2022 and (c) increasing the interest on the Revolving Loan, Term Loan, and the Amendment Fee (defined below) provided for in the Eighth Amendment (defined below) as follows: through June 30, 2022, Prime Rate (as defined in the Credit Agreement) plus 2.5%; from July 1, 2022 through August 31, 2022, Prime Rate plus 5%; from September 1, 2022 through October 31, 2022, Prime Rate plus 6%; from November 1, 2022 through December 31, 2022, Prime Rate plus 7%; and from January 1, 2023 through September 30, 2023, Prime Rate plus 8%. Additionally, under the Ninth Amendment, the Credit Agreement financial covenants were amended. BankUnited also waived or consented to certain covenant non-compliance, waived temporarily or consented to, late delivery of certain financial information and waived permanently late delivery of certain pro-forma budget information.

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

On November 10, 2022, the Company entered into the Eleventh Amendment(defined below). Under the Eleventh Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to November 30, 2023 or with respect to the Term Loan, if earlier, until the outstanding principal balance is paid in full (the “Term Loan Maturity Date”), (b) providing for regular monthly principal payments of $200,000 on the Term Loan from January 1, 2023 through the Term Loan Maturity Date (in addition to the Company’s existing obligation to make two principal payments on the Term Loan of $250,000 on each of December 31, 2022 and March 31, 2023) and (c) decreasing the interest on the Revolving Loan, the Term Loan and the Amendment Fee to the Prime Rate plus 3.5%, effective as of November 1, 2022.

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

On May 20, 2021, the parties reached a settlement in the amount of $3,600,000, subject to court approval. On July 9, 2021, Plaintiff filed an unopposed motion for preliminary approval of the settlement. On November 10, 2021, a magistrate judge recommended that the Court grant the motion for preliminary approval in its entirety. The Court adopted the recommendation on May 27, 2022, and entered an order granting preliminary approval of the settlement on June 7, 2022. On August 5, 2022, the Plaintiff filed an unopposed motion for final approval. The magistrate judge held a hearing on September 9, 2022, and is now deciding whether to grant final approval of the settlement. After satisfaction of our $750,000 retention, the Settlement Amount will be covered and paid by our directors’ and officers’ insurance carrier. As of September 30, 2022, we have previously paid and accrued to our financial statements covered expenses totaling $750,000, and have therefore met our directors’ and officers’ retention requirement, which caps the Company’s expenses pertaining to the class action suit.

At September 30, 2022, in order to reflect the amounts owed from our directors’ and officers’ insurance carrier and to the Plaintiffs, we have recorded to our balance sheet a litigation settlement obligation of $3,600,000 and an insurance recovery receivable of $3,600,000 to reflect the liability owed by the Company to the Plaintiffs as well as the amount receivable owing from the Company’s insurance carrier to the Company with respect to the settlement obligation.

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

Our total backlog as of September 30, 2022 and December 31, 2021 was as follows:

Backlog (Total)	September 30, 2022	December 31, 2021
Funded	$118,135,000	$134,722,000
Unfunded	382,757,000	366,997,000
Total	$500,892,000	$501,719,000

Approximately 98% of the total amount of our backlog at September 30, 2022 was attributable to government contracts. Our backlog attributable to government contracts at September 30, 2022 and December 31, 2021 was as follows:

Backlog (Government)	September 30, 2022	December 31, 2021
Funded	$115,358,000	$132,499,000
Unfunded	375,342,000	358,133,000
Total	$490,700,000	$490,632,000

Our backlog attributable to commercial contracts at September 30, 2022 and December 31, 2021 was as follows:

Backlog (Commercial)	September 30, 2022	December 31, 2021
Funded	$2,777,000	$2,223,000
Unfunded	7,415,000	8,864,000
Total	$10,192,000	$11,087,000

The total backlog at September 30, 2022 is primarily comprised of long-term programs with Raytheon (Next Generation Jammer – Mid Band Pod), Raytheon (Advanced Tactical Pod), USAF (T-38), Boeing (A-10 Main Landing Gear Pod), Lockheed Martin F-16 RI/DCC, Raytheon (B-52 Radar Rack), Collins Aerospace (MS-110 Pod), Sikorsky UH-60 Gunner Window, Stabilator MRO and IR Module Assembly (HIRSS) and Embraer Phenom 300 Inlets. Funded backlog is primarily from purchase orders under long-term contracts with USAF (T-38), Boeing (A-10 Main Landing Gear Pod), Raytheon (Next Generation Jammer – Mid Band Pod), Northrop Grumman (E-2D), Lockheed Martin F-16 Rudder Island and Sikorsky IR Module Assembly (HIRSS).

Critical Accounting Policies

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K, for a discussion of our critical accounting policies. There have been no significant changes to the application of our critical accounting policies during the quarter ended September 30, 2022.

Results of Operations

Revenue

Total Revenue for the three months ended September 30, 2022 was $20,196,913 compared to $23,898,748 for the same period last year, a decrease of $3,701,835 or 15.5%. The decrease was primarily related to decreases in revenue from the Northrop Grumman E2D MYP II.

Total Revenue for the nine months ended September 30, 2022 was $59,257,416 compared to $77,018,684 for the same period last year, a decrease of $17,761,268 or 23.1%. The decrease was primarily related to decreases in the Raytheon NGJ MB Pods, Northrop Grumman E2D MYP II and Northrop Grumman E2D WOWP programs partly offset by increases in the Sikorsky HIRRS and the Raytheon NGJ Mid-band LRIP programs.

Revenue from government subcontracts was $17,213,747 for the three months ended September 30, 2022 compared to $21,873,152 for the three months ended September 30, 2021, a decrease of $4,659,405 or 21.3%. The decrease was primarily to decreases in the Northrop Grumman E2D MYP II, the Northrop Grumman E2D WOWP, the Sikorsky Weapons Pylon and the Raytheon Missile Wings programs partly offset by an increase in the Raytheon NGJ MB Pods program.

Revenue from government subcontracts was $49,930,578 for the nine months ended September 30, 2022 compared to $70,167,598 for the nine months ended September 30, 2021, a decrease of $20,237,020 or 28.8%. The decrease was primarily related to decreases in the Raytheon NGJ MB Pods, the Northrop Grumman E2D OWP MYP II and Northrop Grumman E2D WOWP, partly offset by increases in the Sikorsky HIRRS program.

Revenue from direct military contracts was $1,660,913 for the three months ended September 30, 2022 compared to $922,443 for the three months ended September 30, 2021, an increase of $738,470 or 80.1%. The increase is primarily related to an increase in the T-38 Pacer Classic program.

Revenue from direct military contracts was $5,077,459 for the nine months ended September 30, 2022 compared to $2,820,981 for the nine months ended September 30, 2021, an increase of $2,256,478 of 80.0%. The increase revenue is primarily related to an increase in the T-38 Pacer Classic program.

Revenue from commercial subcontracts was $1,322,253 for the three months ended September 30, 2022 compared to $1,103,153 for the three months ended September 30, 2021, an increase of $219,100 or 19.9%. The increase is primarily related to an increase in the Embraer Inlets program, partly offset by a decrease in the Gulfstream G650 program.

Revenue from commercial subcontracts was $4,249,379 for the nine months ended September 30, 2022 compared to $4,030,104 for the nine months ended September 30, 2021, an increase of $219,275 or 5.4%. The increase is primarily the result of an increase in the Embraer Inlets program, partly offset by decrease in the Gulfstream G650 program and the Sikorsky S-92 Kits program.

Cost of Sales

Total Cost of Sales for the three months ended September 30, 2022 and 2021 was $14,869,100 and $20,246,764, respectively, a decrease of $5,377,664 or 26.6%. This decrease is the result of the comparable decrease in revenue and the specific program related factors noted below.

Total Cost of Sales for the nine months ended September 30, 2022 and 2021 was $46,835,304 and $64,850,010, respectively, a decrease of $18,014,706 or 27.8%. This decrease is the result of the comparable decrease in revenue and the specific program related factors noted below.

The components of the cost of sales were as follows:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Procurement	$9,867,224	$14,373,181	$31,455,680	$47,709,154
Labor	1,561,910	2,055,353	5,255,245	5,945,219
Factory overhead	3,785,304	4,860,469	11,794,369	14,934,140
Other cost of sales	(345,338)	(1,042,239)	(1,669,990)	(3,738,503)
Cost of sales	$14,869,100	$20,246,764	$46,835,304	$64,850,010

Procurement for the three months ended September 30, 2022 was $9,867,224 compared to $14,373,181 for the three months ended September 30, 2021, a decrease of $4,505,957 or 31.3%. This decrease is primarily related to decreases in the Northrop Grumman E2D MYP II, Raytheon NGJ MB Pods and Northrop Grumman E2D WOWP programs.

Procurement for the nine months ended September 30, 2022 was $31,455,680 compared to $47,709,154 for the nine months ended September 30, 2021, a decrease of $16,253,474 or 34.1%. This decrease is primarily related to decreases in the Northrop Grumman E2D MYP II, Raytheon NGJ MB Pods and Northrop Grumman E2D WOWP programs.

Labor costs for the three months ended September 30, 2022 were $1,561,910 compared to $2,055,353 for the three months ended September 30, 2021, a decrease of $493,443 or 24%. This decrease is primarily related to decreases in the Raytheon NGJ MB Pods program.

Labor costs for the nine months ended September 30, 2022 were $5,255,245 compared to $5,945,219 for the nine months ended September 30, 2021, a decrease of $689,974 or 11.6%. This decrease is primarily related to decreases in the Raytheon NGJ MB Pods program.

Factory overhead for the three months ended September 30, 2022 was $3,785,304 compared to $4,860,469 for the three months ended September 30, 2021, a decrease of $1,075,165 or 22.1%. This decrease is primarily the result of lower salary and benefit costs.

Factory overhead for the nine months ended September 30, 2022 was $11,794,369 compared to $14,934,140 for the nine months ended September 30, 2021, a decrease of $3,139,771 or 21.0%. This decrease is primarily the result of lower salary and benefit costs, partially offset by a $134,628 severance charge recorded in the first quarter of 2022.

Other cost of sales relates to items that can increase or decrease cost of sales such as changes in inventory levels, changes in inventory valuation, changes to inventory reserves, changes in loss contract provisions, absorption variances and direct charges to cost of sales. Other costs (credit), net for the three months ended September 30, 2022 were $(345,338) compared to $(1,042,239) for the three months ended September 30, 2021, a decrease of the credit of $696,901, or 66.9%. The change in the three months ended September 30, 2022 is primarily due to changes in inventory levels, reductions in the inventory reserves and reductions in the loss reserve.

Other costs (credit), net for the nine months ended September 30, 2022 were $(1,669,990) compared to $(3,738,503) for the nine months ended September 30, 2021, a decrease of the credit of $2,068,513, or 55.3%. The change in the nine months ended September 30, 2022 is primarily due to changes in inventory levels, reductions in the inventory reserves and reductions in the loss reserve.

Gross Profit

Gross profit for the three months ended September 30, 2022 was $5,327,813 compared to $3,651,984 for the three months ended September 30, 2021, an increase of $1,675,829, or 45.9% for the reasons noted above. Gross profit percentage (“gross margin”) for the three months ended September 30, 2022 was 26.4% compared to 15.3% for three months ended September 30, 2021. The increase in gross margin was primarily due to a favorable job mix and operating efficiencies during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Gross profit for the nine months ended September 30, 2022 was $12,422,112 compared to $12,168,674 for the nine months ended September 30, 2021, an increase of $253,438, or 2.1% for the reasons noted above. Gross profit percentage (“gross margin”) for the nine months ended September 30, 2022 was 21.0% compared to 15.8% for the nine months ended September 30, 2021. The increase in gross margin was primarily due to a favorable job mix and operating efficiencies during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Favorable (Unfavorable) Adjustments to Gross Profit

During the nine months ended September 30, 2022 and 2021, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in changes in total gross profit as follows:

	Nine months ended
	September 30, 2022	September 30, 2021
Favorable adjustments	$4,710,232	$3,116,037
Unfavorable adjustments	(2,646,510)	(3,366,056)
Net adjustments	$2,063,721	$(250,019)

For the nine months ended September 30, 2022, we evaluated all contractual data and revised estimated gross profit percentages accordingly. We had 29 contracts with favorable adjustments and 24 contracts with unfavorable adjustments, all due to changes in estimates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2022 were $2,744,265 compared to $2,765,849 for the three months ended September 30, 2021, a decrease of $21,584 or 0.8%.

Selling, general and administrative expenses for the nine months ended September 30, 2022 were $8,579,314 compared to $8,834,343 for the nine months ended September 30, 2022, a decrease of $255,029 or 2.9%. This decrease was primarily driven by lower legal fees, partly offset by increases in insurance expenses and higher salaries expense as a result of a $637,206 severance charge recorded in the first quarter of 2022.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended September 30, 2022 was $1,862,502 compared to $5,428,629 for the same period last year, a decrease of $3,566,127 or 65.7% for the reasons noted above.

Income before provision for income taxes for the nine months ended September 30, 2022 was $2,354,707 compared to $7,288,651 for the same period last year, a decrease of $4,933,944 or 67.7% for the reasons noted above.

Provision for Income Taxes

Provision for income taxes was $3,750 for the three months ended September 30, 2022, compared to a provision for income taxes of $3,374 for the three months ended September 30, 2021, an increase of $376 or 11.1%.

Provision for income taxes was $11,250 the nine months ended September 30, 2022, compared to a provision for income taxes of $7,702 for the nine months ended September 30, 2021, an increase of $3,548 or 46.1%.

Net Income

Net income for the three months ended September 30, 2022 was $1,858,752 or $0.15 per basic share, compared to net income of $5,425,255 or $0.44 per basic share for the same period last year. Diluted income per share was $0.15 for the three months ended September 30, 2022 calculated utilizing 12,349,283 weighted average shares outstanding versus diluted income per share of $0.44 for the same period last year calculated utilizing 12,320,588 weighted average shares outstanding.

Net income for the nine months ended September 30, 2022 was $2,343,457 or $0.19 per basic share, compared to net income of $7,820,949 or $0.60 per basic share for the same period last year. Diluted income per share was $0.19 for the nine months ended September 30, 2022 calculated utilizing 12,410,491 weighted average shares outstanding versus diluted income per share of $0.60 for the same period last year calculated utilizing 12,187,714 weighted average shares outstanding.

Excluding the $771,834 severance charge recorded in the first quarter of 2022 as referred to above under Cost of Sales and Selling, General and Administrative Expenses, our net income for the nine months ended September 30, 2022 was $3,115,291, a decrease over the prior year of $4,705,658 or 60.2%. Excluding the aforementioned severance charge, our basic and diluted earnings per share was $0.25 for the nine months ended September 30, 2022 as compared to the $0.60 income per basic and diluted share for the nine months ended September 30, 2021.

Liquidity and Capital Resources

General

At September 30, 2022, we had working capital of $13,618,489 compared to working capital of $12,175,776 at December 31, 2021, an increase of $1,442,713 or 11.8%.

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

At September 30, 2022, we had a cash balance of $4,627,379 compared to $6,308,866 at December 31, 2021, a decrease of $1,681,487, or 26.7%. The decrease was comprised of $2,463,625 in debt paydowns and $25,317 in purchase of property and equipment, partly offset by cash provided by operating activities of $807,455.

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

On November 10, 2022, the Company entered into an Eleventh Amendment to the Credit Agreement (the “Eleventh Amendment”). Under the Eleventh Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to November 30, 2023 or with respect to the Term Loan, if earlier, until the outstanding principal balance is paid in full (the “Term Loan Maturity Date”), (b) providing for regular monthly principal payments of $200,000 on the Term Loan from January 1, 2023 through the Term Loan Maturity Date (in addition to the Company’s existing obligation to make two principal payments on the term loan of $250,000 on each of December 31, 2022 and March 31, 2023) and (c) decreasing the interest on the Revolving Loan, the Term Loan and the Amendment Fee to the Prime Rate plus 3.5%, effective as of November 1, 2022.

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

The BankUnited Facility is secured by all of the Company’s assets and both the Revolving Loan and Term Loan bore interest at the rate of 12.25% (the Prime Rate of 6.25% + 6.00%) as of September 30, 2022.

As of September 30, 2022, the Company had $21,000,000 outstanding under the Revolving Loan as compared to $21,250,000 as of December 31, 2021.

The Term Loan, as amended by the Eleventh Amendment, had an aggregate principal amount of $2,433,333, payable in monthly installments, as defined in the agreement, as of September 30, 2022 as compared to an aggregate principal amount outstanding as of December 31, 2021 of $4,483,333.

There is currently no availability for borrowings under the Revolving Loan and the Company finances its operations from internally generated cash flow.

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

Liquidity

We believe that our existing resources as of September 30, 2022 will be sufficient to meet our current working capital needs for at least the next 12 months from the date of issuance of our consolidated financial statements. However, our working capital requirements can vary significantly, depending in part on the timing of new program awards and the payment terms with our customers and suppliers. If our working capital needs exceed our cash flows from operations, we would look to our cash balances and availability for borrowings under our borrowing arrangement to satisfy those needs, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts, if at all.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description

10.1	Consent, Waiver and Tenth Amendment to Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2022).
10.2	Eleventh Amendment to Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2022).

31.1*	Section 302 Certification by Chief Executive Officer and President

31.2*	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
32.1**	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2022 and 2021 (ii) Condensed Consolidated Balance Sheet as of September 30, 2022 and December 31, 2021, (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022 and 2021 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: November 21, 2022	By.	/s/ Dorith Hakim
Dorith Hakim
Chief Executive Officer and President (Principal Executive Officer)

Dated: November 21, 2022	By.	/s/ Andrew L. Davis
Andrew L. Davis
Chief Financial Officer (Principal Financial and Accounting Officer)