Form 10-K
period 2022-12-31
CPI AEROSTRUCTURES INC
filed 2023-04-14
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Yes  ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes  ☐     No  ☒

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on OTC Pink on June 30, 2022 of $1.69) held by non-affiliates of the registrant was $18,845,469.

As of April 12, 2023, the registrant had 12,566,784 shares of common stock, $.001 par value, outstanding.

Documents Incorporated by Reference:

Portions of the CPI Aerostructures, Inc. Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

FORM 10-K

ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report on Form 10-K and in future filings by us with the Securities and Exchange Commission (“SEC”), the words or phrases “will” “will likely result,” “management expects” or “we expect,” “could,” “will continue,” “anticipated,” “estimated” or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. There can be no assurance that future developments will be those that have been anticipated. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Further, such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in “Item 1A: Risk Factors” included in this Annual Report on Form 10-K. We assume no obligation to revise or update any forward looking statements for any reason except as required by law.

You should read the financial information set forth below in conjunction with our consolidated financial statements and notes thereto.

PART I

Item 1. BUSINESS

General

CPI Aerostructures, Inc., including its wholly owned subsidiary Welding Metallurgy, Inc. (“WMI”) and Compac Development Corporation, a wholly owned subsidiary of WMI (collectively, “CPI Aero”, the “Company”, “us,” or “we”) is a manufacturer of structural assemblies, integrated systems, and kitted components for the domestic and international aerospace and defense (“A&D”) markets. Our products are generally used by customers in the production of fixed wing aircraft, helicopters, electronic warfare (“EW”) systems, intelligence, surveillance, and reconnaissance (“ISR”) systems, missiles, and other sophisticated A&D products. We are primarily a Tier 1 supplier to Original Equipment Manufacturers (“OEMs”). We are also a Tier 2 supplier to larger Tier 1 manufacturers and a prime contractor to the United States (“U.S.”) Department of Defense (“DOD”), primarily the U.S. Air Force (“USAF”). Our products are used by OEMs within both commercial aerospace and national security markets. In addition to our assembly operations, we provide manufacturing engineering, program management, supply chain management, kitting, and maintenance repair and overhaul (“MRO”) services.

CPI Aero has over 40 years of experience as a contractor. Our team possesses extensive technical expertise and program management and integration capabilities. Our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products.

We maintain a website located at www.cpiaero.com. Our corporate filings, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and reports filed by our officers and directors under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any amendments to those filings, are available, free of charge, on our website as soon as reasonably practicable after we electronically file such material with the SEC. The contents of our website are not incorporated in or otherwise to be regarded as a part of this Annual Report on Form 10-K.

History

Conceived and started as a technical consulting firm on January 11, 1980, within a few years, Composite Products International Inc. (“CPI”) was manufacturing aircraft structural components for U.S. military aircraft under contract to the U.S. Government. By the late 1980s, CPI was also providing structural components for civil aircraft in the commercial market.

In the 1990s, CPI became a publicly traded company and changed its name to CPI Aerostructures, Inc. The company continued to grow, both in size and in its business. U.S. Government contracts served as the mainstay of CPI Aero’s business, and the Company continued to grow its presence in the commercial market as well. Commitment to customer satisfaction and pride in a job well done propelled CPI Aero to the forefront as a reputable and hardworking supplier to OEMs.

On September 5, 2000, CPI Aero shares were listed on the American Stock Exchange (now known as NYSE American). We also started to focus on diversifying our business model to pursue more commercial contracts. In 2007, the Company won three major contracts and experienced great growth and expansion.

In 2018, CPI Aero acquired Welding Metallurgy Inc. This allowed for a small but strategically important amount of vertical integration in complex fusion welding and large diameter tube bending capability. The acquisition included Miller Stuart and Compac Development Corp., two other business lines that added fabrication of electrical cables, harnesses and enclosures to the Company’s capabilities.

Today, CPI Aero continues to engage in traditional high quality structural assembly manufacturing while incorporating the latest in technology to improve quality and streamline production. Our success is rooted in our core company values, the dedication and skill of our employees, and our commitment to providing our customers the full-service solution they require.

Products and Services

We offer design, engineering, manufacture, build, maintenance, repair and overhaul (“MRO”) services, and supply chain and kitting services capabilities to the aerospace and defense industry as follows:

●	Aerostructures: New Production and Repair/Overhaul of Fielded Wing Structures and other Control Surfaces, Rudder Island, Engine Inlets/Nacelles, Engine Exhaust Manifolds, Aircraft Doors and Windows, Aircraft Steps and Racks, and other Aircraft Secondary Structures

●	Aerosystems: Airborne Pod Structures and Integration of Internal Systems, Radar Housing Structures, Panel Assemblies, Mechanical Door Locking Systems, and Canopy Lifting Systems

●	Large Diameter Tube Bending: Complex Ducts and Tubes in Steel, Aluminum, Titanium, and Nickel Alloys

●	Complex Specialty Welding: Fusion Welded Fluid Tanks and Resistance Welding (Spot and Seam)

●	Electrical Cables, Harness, and Enclosures: Wire Harnesses, Power Control Systems, Fuel Management Systems, Power Distribution Systems, Fully Integrated Electrical Control Systems, and enclosures

Engineering Services and Capabilities

As a build-to-print structural component manufacturer, CPI Aero’s engineering focus is on executing customer contracts through product realization, and to support collaborative design development using design for manufacturing and assembly, geometric dimensioning & tolerancing (“GD&T”), and tooling concept support. Although not vertically integrated, CPI Aero has a deep well of experience on various types of detail part manufacturing that allows us to provide detailed design for manufacturing input during the design refinement process.

We have significant experience working in a full model-based definition environment, both CATIA and NX, due to our long sustainment support on older airframes. CPI Aero also possesses the capability to work with traditional blueprints, mylars and loft. The Company has executed several projects where older engineering data sets were “rehabilitated” to fully model-based datasets per customers’ requests.

CPI Aero is capable and has experience in designing all types of assembly type tools up to and including large floor mounted, articulated tooling at high levels of precision. We are also capable of designing various types of tooling that can be 3D printed for rapid response. Understanding our customers’ product performance needs and combining product GD&T layout and final tooling definitions and requirements helps us ensure product realization success.

Overall, CPI Aero’s engineering team is dedicated to providing our customers an experience where our activities are an extension of their business and complement their engineering goals.

Business Strategy

CPI Aero is committed to achieving revenue, gross profit margin, and earnings growth through the successful implementation of our business development strategy. CPI Aero’s future strategic direction is tied to aerostructures, aerosystems, supply chain, and kitting services, and a deeper market penetration of formerly acquired businesses in welding, tube bending, wire harnesses, and electronics. To accomplish this strategy, we are focused on executing on our current customer programs while pursuing new aerospace build-to-print opportunities - in both new production and MRO statements of work.

We believe that there has been a shift in the market for more build-to-print contracts by OEMs versus the recent past trend of design and build contracts. This trend fits in well with CPI Aero’s strengths. In addition, we expect to identify and close contracts for which we can provide more value added content to our customer (like integrating sub-assemblies into higher level Aerostructures and Aerosystems statements of work) and we intend to pursue statements of work that require proportionately higher CPI Aero value added content.

Another tenet of the CPI Aero business development strategy is portfolio reshaping of our existing business by identifying and closing long-term agreements or multi-year contracts, which provides an opportunity to firm-up supplier agreements and secure supplier capacity.

The final element of CPI Aero’s business development strategy is to build upon the Company’s existing customer relationships and to develop relationships with new customers. We intend to increase customer engagements by deploying our business development personnel to solidify existing customer relationships which have been established by performance excellence, transparency and trust over many years and multiple programs. We also intend to add resources to our business development function to cultivate new relationships with new customers.

We will make sure each customer has the best possible buying experience, by ensuring we are a best value partner through the delivery of high quality products delivered on time. The CPI Aero team will always work in a collaborative way to meet customers’ needs and solve their problems.

The Market

We have positioned the Company to take advantage of opportunities in the military aerospace market to a broad customer base, thereby reducing the impact of direct government contracting limitations. Our success as a subcontractor to defense prime contractors has provided us with opportunities to also act as a subcontractor to prime contractors in the production of commercial aircraft structures.

Over time, our Company has expanded in both capabilities and size, as evidenced by our growth in our operational, global supply chain management, program management, and engineering capabilities, as well as the growth in our manufacturing shop floor size and equipment base. These expansions have provided us the ability to supply larger and more complex Aerostructures and Aerosystems products in support of our government-based programs as well as to pursue opportunities within the commercial and business jet markets. Our capabilities have also allowed us to obtain MRO, kitting, tube bending, welding, and electronics related contracts.

Competition

We face competition in our role as both a prime contractor to the U.S. Government and as a Tier 1 or Tier 2 subcontractor to military and commercial aircraft manufacturers. Within respect to Aerostructures products, we often compete against much larger Tier 1 suppliers, such as Triumph Group, Spirit Aerosystems, Kaman Aerospace, GKN Aerospace, Ducommun, and LMI Aerospace. We believe that we can compete effectively with these larger companies by delivering products with the same level of quality and performance at a better value for our customer. With respect to Aerosystems products, such as our portfolio of EW and ISR integrated pod structures, we find more limited competition and are not aware of competition from any of the Aerostructures companies mentioned above. In these cases, we typically compete with the internal manufacturing arm of our customers. We believe our unique skills related to integrated pod structures combined with a very efficient and generally much lower cost structure create a competitive advantage for bidding on Aerosystems contracts.

For certain unrestricted contracts for the U.S. Government, we may compete against well-established prime contractors, including Northrop Grumman, Lockheed Martin, and Boeing. All of these competitors possess significantly larger infrastructures, greater resources and the capabilities to respond to much larger contracts. We believe that our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products. While larger prime contractors compete for significant modification awards, they generally do not compete for awards in smaller modifications, spares and replacement parts, even for aircraft for which they are the original manufacturer. In certain instances, the large prime contractors often subcontract much of the work they win to their Tier 1 suppliers so we also may act as a subcontractor to them in these situations. Furthermore, in some cases these prime contractors are not permitted to bid, for example when the U.S. Government designates a contract as a Small Business Set-Aside. In these restricted contracts for the U.S. Government, CPI Aero typically competes against numerous small business competitors. We believe we compete effectively against the smaller competitors because of our 40 years of experience and expertise in responding to requests for proposals for government contracts.

Our Customers

Approximately $6.1 million and $4.7 million of our revenue for the years ended December 31, 2022 and 2021, respectively, were from customers outside the U.S. All other revenue for the years ended December 31, 2022 and 2021 has been attributable to customers within the U.S. We have no assets outside the U.S.

We have positioned our Company to take advantage of opportunities in the military aerospace market to a broad customer base, which we believe will reduce the potential impact of industry consolidation. Our success as a subcontractor to defense prime contractors has provided us with opportunities to also act as a subcontractor to prime contractors in the production of commercial aircraft structures, which we believe will also reduce our exposure to defense industry consolidation, government spending decisions, and other defense industry risks.

Our OEM customers in the defense sector include leading prime defense contractors such as:

●	Lockheed Martin Corporation - we provide products used in the production of Lockheed Martin Corporation’s (“Lockheed Martin”) F-35 Joint Strike Fighter and an international variant of the F-16 Falcon. We also provide structural assemblies to Sikorsky, a Lockheed Martin company (“Sikorsky”), for many of their military helicopter platforms including the UH-60 BLACK HAWK©, CH-53E and CH-53K, and a special purpose helicopter;

●	Raytheon Technologies Corporation - we provide products to three business divisions of Raytheon Technologies Corporation (“Raytheon”): Intelligence and Space (Next Generation Jammer – Mid-Band pod), Missiles & Defense (missile wing and Evolved Sea Sparrow missile launcher controller) and Collins Aerospace (intelligence, surveillance, and airborne reconnaissance pods);

●	The Boeing Company - we provide critical wing structure for The Boeing Company’s (“Boeing”) A-10 re-wing program and welded structures for the CH-47 Chinook helicopter; and

●	Northrop Grumman Corporation – we provide structural components and kits for the Northrop Grumman Corporation (“NGC”) E-2D Advanced Hawkeye, various integrated radar and laser pod structures, welded tubes, and welded fluid tanks for a classified program.

82% and 87% of our revenue in 2022 and 2021, respectively, was generated by subcontracts with defense prime contractors.

Our OEM customers in the civil aviation market include:

●	Embraer S.A. Executive Jets – we provide engine inlet assemblies for Embraer S.A.’s (“Embraer”) Phenom 300 business jet; and

●	Gulfstream Aircraft Company – until recently, we provided a critical structure used to produce the wing of Gulfstream Aircraft Company’s large cabin executive business jets, including the flagship G650ER, the G700, and the recently announced G800. This contract ended in 2022.

7% and 6% of our revenue in 2022 and 2021, respectively, was generated by commercial contract sales.

CPI Aero also is a prime contractor to the DOD, primarily through contracts directly with the USAF and the Defense Logistics Agency (“DLA”), providing supply chain management, assembly & integration, and kitting services for the F-16 and T-38 programs. 10% and 7% of our revenue in 2022 and 2021, respectively, were generated by direct government sales.

Significant Contracts

Our most significant contracts are described below:

Military Aircraft – Subcontracts with Prime Contractors

E-2D Advanced Hawkeye: The NGC E-2D Advanced Hawkeye is an all-weather, carrier-based tactical Airborne Early Warning aircraft. The twin turboprop aircraft was designed and developed in the 1950s by the Grumman Aircraft Company for the U.S. Navy. The U.S. Navy aircraft has been progressively updated with the latest variant, the E-2D, first flying in 2007. In 2008, we received an initial $7.9 million order from NGC to provide structural kits used in the production of Outer Wing Panels (“OWP”) of the E-2D. We initially valued the long-term agreement at approximately $98 million over an eight-year period, with the potential to be in excess of $195 million over the life of the aircraft program. In February of 2019, we announced a new multi-year award valued at up to approximately $47.5 million. In June 2020, we announced that we had received firm orders valued in excess of $43 million and $5 million in long-lead funding in anticipation of purchase orders for OWP structural components and kits. In 2021, we received additional orders valued at approximately $11 million. Since 2008, the cumulative orders we have received on this program through December 31, 2022 exceed $209 million.

In addition, in 2015 we won an award to supply structural components and kits for the Wet Outer Wing Panel (“WOWP”) on the E-2D Advanced Hawkeye airborne early warning and control (“AEW&C”) aircraft that will be manufactured for the Japan Air Self Defense Force (“JASDF”). We are responsible for component source selection, supply chain management, delivery of kits, and providing manufacturing engineering services to NGC during the integration of the components into the WOWP E-2D. In late 2019, CPI Aero received additional WOWP kit requirements increasing the total value of this program for the JASDF to be in excess of $20 million.

In February 2020, the Company’s subsidiary WMI received approximately $4 million in purchase orders from NGC to produce numerous welded structures and tubes for the E-2D Advanced Hawkeye. Under the terms of the purchase orders, WMI manufactured more than 140 different items in support of the production of at least 25 E-2D aircraft. The period of performance was through December 31, 2022 with strong potential for follow-on orders.

ALQ-249 Next Generation Jammer – Mid-Band Pod (“NGJ-MB”): The Raytheon NGJ-MB pod is an external jamming pod that will disrupt and degrade enemy aircraft and ground radar and communication systems, and will replace the ALQ-99 system on the U.S. Navy’s EA-6B Growler carrier-based electronic warfare aircraft. The U.S. Navy plans to install these pods on 139 EA-18G Growlers during the production phase. There are two pods per aircraft. There are also 11 EA-18Gs operated by the Royal Australian Air Force. Raytheon received a $1 billion sole source contract from the U.S. Navy in April 2016, and CPI Aero has a contract with Raytheon to assemble the pod structural housing and air management system (“AMS”) and integrate customer furnished equipment. In 2019, Raytheon authorized CPI Aero to begin production of pod structures and AMS components for the System Demonstration and Test Article (“SDTA”) phase of the NGJ-MB program. All SDTA pods and AMS components orders received were valued in excess of $60 million and completed delivery as of December 31, 2022.

On November 16, 2021 the Company announced it was authorized by Raytheon to start the production phase of the program. The Company was awarded low rate production (“LRIP”) I and II orders valued at approximately $18.5 million. LRIP III, for which the Company was awarded an order of approximately $14.0 million in October 2022, is estimated to be a greater than $25 million program. We believe that the total value of the NGJ-MB program through production will be in excess of $210 million through 2030.

A-10 Thunderbolt II “Warthog”: The Boeing A-10 Thunderbolt II, also known as the Warthog, is a twin-engine aircraft that provides close-air support of ground forces and employs a wide variety of conventional munitions including general-purpose bombs. This simple, effective and survivable single-seat aircraft can be used against all ground targets, including tanks and other armored vehicles. On August 21, 2019, Boeing announced that it had received an Indefinite Delivery/Indefinite Quantity (“IDIQ”) contract award from the USAF with a maximum contract value of $999 million to manage the production of up to 112 new wing sets and spares kits for A-10 aircraft, and the USAF ordered 27 wing sets from Boeing immediately at contract award. In 2019, CPI Aero announced the receipt of an IDIQ contract with a maximum ceiling value of $48 million from Boeing for structural assemblies for the A-10. Under the terms of the IDIQ contract, CPI Aero will manufacture major structural subassemblies of the A-10 aircraft’s wing. The Company also announced that it had received initial purchase orders under the IDIQ contract valued at approximately $6 million for the production of four shipsets of assemblies and associated program start-up costs. In May 2020, CPI Aero announced the receipt of additional purchase orders totaling approximately $14 million from Boeing. In March of 2022, CPI Aero announced the receipt of additional purchase orders totaling approximately $3.2 million, bringing the total purchase orders received to $23.4 million.

F-35 Lightning II: The Lockheed Martin F-35 Lightning II is a family of single-seat, single-engine, all-weather stealth multirole fighter aircraft that provides unmatched multi-role capability, survivability, and connectivity with data sharing capabilities essential for joint all-domain operations. Current DOD plans call for acquiring a total of 2,456 F-35s. U.S. allies are expected to purchase hundreds of additional F-35s, with eight nations participating as cost-sharing partners in the program with the United States, and six other nations allied with the U.S. purchasing the F-35 via foreign military sales agreements with the DOD. The Company has two significant contracts for products used on the F-35. In 2015, CPI Aero was awarded a multi-year contract to supply four different lock assemblies for the arresting gear door on the F-35C Carrier Take Off and Landing variant. CPI Aero made its first delivery under that contract in May 2017. In 2018, the Company received a new long-term agreement valued at approximately $8 million for lock assemblies to be delivered between 2020 and 2024. In November 2017, CPI Aero was awarded an additional $15.8 million multi-year contract to manufacture canopy activation drive shaft assemblies for the F-35A, F-35B, and F-35C variants.

UH-60 “BLACK HAWK”: The Sikorsky UH-60 BLACK HAWK helicopter is the leader in multi-mission rotary wing aircraft. Among the mission configurations it serves are troop transport, medical evacuation, electronic warfare, attack, assault support, and special operations. More than 4,000 BLACK HAWK helicopters are in use today, operating in 29 countries. CPI Aero manufactures several different structural assemblies, including welded structure for the BLACK HAWK. The majority of CPI Aero’s contracts for the BLACK HAWK are as a Tier 1 supplier to Sikorsky. The Company also is a Tier 2 supplier to GKN Aerospace for products ultimately used on the BLACK HAWK. In 2017, CPI Aero received an approximately $21 million long-term agreement through 2022 for the production of fuel panel assemblies, work it has performed for Sikorsky since 2010. Also in 2017, the Company received an $8 million long-term agreement through 2022 to manufacture machine gunner window assemblies for the BLACK HAWK, continuing work it has performed since 2010. A third five-year long-term agreement was awarded in January 2022, also for gunner window assemblies, estimated at $13.6 million with a period of performance from 2023-2027. Also, since October 2018, CPI Aero has received multiple purchase orders totaling $22 million for hover infrared suppression system (“HIRSS”) module assemblies for use as spares on older variants of the BLACK HAWK. The HIRSS is a defensive countermeasures system that is integral to the survival of the BLACK HAWK by reducing the opportunity for an infrared-seeking threat system to acquire, lock onto, track, and destroy the aircraft. Finally, in May 2021, the Company announced receiving a multi-year contract valued at up to $17.2 million for the repair and overhaul of outboard stabilator assemblies in support of the Sikorsky MH-60 SEAHAWK.

F-16V Fighting Falcon: The Lockheed Martin F-16 is the world’s most successful, combat-proven multirole fighter. Approximately 3,000 operational F-16s are in service today in 25 countries. The F-16V is a new variant, sold exclusively to international air forces and is the most technologically advanced fourth generation fighter in the world. In 2019, the Company announced it had been awarded a multi-year contract by Lockheed Martin to manufacture rudder island and drag chute canister (“RI/DCC”) assemblies for the F-16V. The RI/DCC is a large structural sub-assembly that is installed on the tail section of the aircraft. Deliveries began in 2021 and will continue through 2024. In June 2020, the Company announced that it had been awarded an order from Lockheed Martin as part of the previously announced multi-year contract to manufacture RI/DCC assemblies for new production F-16 Block 70/72 aircraft, in March 2021 the Company announced that it had received an additional order for these assemblies for $9.2 million and in November 2022, the Company announced another follow-on order for these assemblies for $4 million. The total value of the RI/DCC program multi-year contract is approximately $25 million.

Given the strength of Lockheed Martin’s international sales forecast for the F-16, we believe a follow-on to the existing multi-year contract is possible.

CH-53K King Stallion: The CH-53K is a heavy-lift helicopter being developed by Sikorsky for the U.S. Marine Corps. We manufacture composite electronics racks as a Tier 2 supplier to Spirit AeroSystems, Inc., the manufacturer of the CH-53K cockpit and cabin. Through December 31, 2022, we had received orders valued at more than $2.7 million from Spirit AeroSystems, Inc.

In addition, the Company also manufactures welded tubes for the CH-53K as a Tier 1 supplier to Sikorsky. As of December 31, 2022, the total value of orders received was $0.8 million. These tubes will also be required for the multi-year on this program. A component of this statement of work also includes CPI Aero intellectual property.

Undisclosed Pod Structure: In 2019, the Company received an initial purchase order from Raytheon to manufacture pod structures for an undisclosed application. The value of the order was approximately $2.3 million for manufacturing engineering services, development of assembly tooling, and the production of the prototypes. The undisclosed pod structure is currently under development. In October 2021, the Company announced that Raytheon awarded the Company an approximately $6 million contract modification that changes the scope of work the Company would perform and increases the quantity of pods to be produced.

Undisclosed Vehicle: In 2018, the Company started production of a welded tank for NGC for an undisclosed application on an undisclosed platform. The total value of orders received as of December 31, 2022 is approximately $3.2 million.

B-52 Radar Rack: In late 2021, the Company received an initial purchase order from Raytheon to manufacture radar rack structures for the B-52 Radar Modernization Program. The value of the order was approximately $4.0 million for manufacturing engineering services, development of assembly tooling, and the production of the initial units. The Radar Rack structure is currently under development with initial delivery expected in 2023. We believe the potential total value of the program to be approximately $20.0 million.

Military Aircraft – Prime Contracts with U.S. Government

F-16 “Fighting Falcon”: Since 2014, we have been a prime contractor to the DLA to provide structural wing components and logistical support for global F-16 aircraft MRO operations. Through December 31, 2022, we had received almost $15 million in orders on this program.

T-38 Pacer Classic III, Phase 2: For more than 50 years, the NGC T-38 has been the principal supersonic jet trainer used by the USAF. The T-38C Pacer Classic III Fuselage Structural Modification Kit Integration program (“PC III”) and the Talon Repair Inspection and Maintenance (“TRIM”) program are expected to increase the structural service life of the T-38 beyond 2030. In 2015, CPI Aero was awarded Phase 2 of PC III and has received purchase orders valued at approximately $2 million from the USAF to provide structural modification kits for the PC III aircraft structural modification program. Through December 31, 2022, we have received approximately $23 million in orders on this program.

T-38 Pacer Classic III, Phase 3 and TRIM: In July 2019, the Company announced a new $65.7 million IDIQ contract from the USAF for the final phase of PC III as well as TRIM. The TRIM program is a separate USAF structural modification effort that will extend the structural service life of T-38A and T-38 model types, as well as T-38C models that were not modified during PC III. Through December 31, 2020, the Company had received orders valued at approximately $15.3 million for the PC III, Phase 3 and TRIM programs, and in 2021, the Company announced it had received three separate orders for additional requirements valued at approximately $16.2 million. In addition, CPI Aero received orders valued at approximately $2.3 million in 2022, bringing total orders under this long term contract to approximately $34 million.

Commercial Aircraft – Subcontracts with Prime Contractors

Embraer Phenom 300: The Phenom 300 is a twin-engine, executive jet produced by Brazilian aircraft company Embraer that can carry between six and 10 passengers and a crew of two. We have been producing engine inlet assemblies for Embraer under a long-term agreement we entered into in 2012. We have received approximately $49 million in orders on this program through December 31, 2022. We estimate the potential value of the program to be in excess of $56 million.

Gulfstream G650/G650ER/G700: The Gulfstream G650 is a twin-engine business jet airplane produced by Gulfstream Aerospace that can be configured to carry from 11 to 18 passengers. Gulfstream began the G650 program in 2005 and revealed it to the public in 2008. The G650 is Gulfstream’s largest and fastest business jet. The G650ER is an extended range version of the aircraft. In 2020, Gulfstream announced the launch of a new derivative the G700. In March 2008, Spirit AeroSystems, Inc. awarded us a contract to provide fixed leading edges for the Gulfstream G650 business jet, and derivative models, a commercial program that Spirit was supporting. In December 2014, Spirit transferred its work-scope on this program to Triumph Group. Due to the impact of the COVID-19 pandemic, in May 2020, Triumph Group cancelled nearly all open orders with the Company. On May 27, 2020, Triumph Group announced it had reached an agreement in principle to sell the G650 wing program to Gulfstream Aerospace, and on June 12, 2020, we received a joint communication from Gulfstream Aerospace and Triumph Group that stated Gulfstream’s intention to continue to purchase G650 wing components from the Company. Since October of 2020, we received purchase orders directly from Gulfstream for wing components for use on the G650, G650ER and/or G700 aircraft valued at approximately $4 million. The Company completed deliveries to Gulfstream in 2022.

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Funded backlog consists of aggregate funded values under such contracts and purchase orders, excluding the portion previously included in operating revenues pursuant to Accounting Standards Codification Topic 606 (“ASC 606”). Unfunded backlog is the estimated amount of future orders under the expected duration of the program. Substantially all of our unfunded backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts.

The total backlog at December 31, 2022 is primarily comprised of long-term programs with Raytheon (NGJ-MB; Advanced Tactical Pods, B-52 Radar Rack), USAF (T-38), Boeing (A-10), Sikorsky (UH-60 and CH-53K), NGC (E-2D), Lockheed Martin (F-16; F-35), Collins Aerospace (MS-110 and TacSAR pods) and Embraer (Phenom 300). Funded backlog is primarily from purchase orders under long-term contracts with the USAF (T-38), Boeing (A-10), Sikorsky (UH-60), Raytheon (NGJ-MB, Advanced Tactical Pods, B-52 Radar Rack), Lockheed Martin (F-16; F-35), NGC (E-2D), Collins Aerospace (MS-110 and TacSAR pods) and Embraer (Phenom 300).

Our total backlog as of December 31, 2022 and 2021 was as follows:

Backlog (Total)	December 31, 2022	December 31, 2021
Funded	$122,148,000	$134,722,000
Unfunded	392,352,000	366,997,000
Total	$514,500,000	$501,719,000

Approximately 98% of the total amount of our backlog at both December 31, 2022 and 2021 was attributable to government contracts. Our backlog attributable to government contracts at December 31, 2022 and 2021 was as follows:

Backlog (Government)	December 31, 2022	December 31, 2021
Funded	$119,133,000	$132,499,000
Unfunded	384,652,000	358,133,000
Total	$503,785,000	$490,632,000

Our backlog attributable to commercial contracts at December 31, 2022 and 2021 was as follows:

Backlog (Commercial)	December 31, 2022	December 31, 2021
Funded	$3,015,000	$2,223,000
Unfunded	7,700,000	8,864,000
Total	$10,715,000	$11,087,000

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

COVID-19 Coronavirus Pandemic Impact on Our Business

The outbreak of the COVID-19 coronavirus was declared a pandemic by the World Health Organization during our first quarter of 2020. During the latter part of that quarter and subsequent to that quarter end, the COVID-19 pandemic grew, causing non-essential businesses to shut down and many people to observe the shelter-in-place directive from our state government. Our business and operations and the industries in which we operate have been impacted by public and private sector policies and initiatives in the U.S. to address the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote work. The COVID-19 pandemic has contributed to a general slowdown in the global economy, continued supply chain challenges and an adverse impacts to the businesses of certain of our customers and suppliers. During 2020 in response to the COVID-19 impact on our business, we took actions to preserve capital and protect the long-term needs of our businesses, including negotiating progress payments with our customers and reducing discretionary spending.

During 2021 and 2022, we continued to follow and adapt measures implemented in 2020 in an attempt to reduce the adverse effects of COVID-19 on our business, workplace and workforce. For example, we have curtailed discretionary spending and business travel, and taken other steps to preserve cash. We have also taken action to more closely manage the flow of materials to be more responsive to unanticipated changes in customer delivery schedules. Since May 2021, we have experienced a decrease in the impact of COVID-19. However, we do continue to experience employees and business partners with new COVID-19 diagnoses on an intermittent basis and we take needed steps to mitigate these impacts on the Company’s operation as they occur.

For more information on the current and potential impact of the COVID-19 pandemic on our business, see Risk Factors included in Part I, Item 1A of this Annual Report on Form 10-K

Government Regulation

Environmental Regulation

We are subject to regulations administered by the U.S. Environmental Protection Agency, the U.S. Occupational Safety and Health Administration, various state, county, and local agencies acting in cooperation with federal and state authorities. Among other things, these regulatory bodies impose restrictions to control air, soil, and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use, and release of certain hazardous chemicals and substances. The extensive regulatory framework imposes compliance burdens and risks on us. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose civil and criminal fines in the case of violations.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) imposes strict, joint and several liability on the present and former owners and operators of facilities that release hazardous substances into the environment. The Resource Conservation and Recovery Act of 1976 (“RCRA”) regulates the generation, transportation, treatment, storage, and disposal of hazardous waste. In New York State, the handling, storage, and disposal of hazardous substances are governed by the Environmental Conservation Law, which contains the New York counterparts of CERCLA and RCRA. In addition, the Occupational Safety and Health Act, which requires employers to provide a place of employment that is free from recognized and preventable hazards that are likely to cause serious physical harm to employees, obligates employers to provide notice to employees regarding the presence of hazardous chemicals and to train employees in the use of such substances.

Our operations require the use of a limited amount of chemicals and other materials for painting and cleaning, including solvents and thinners, which are classified under applicable laws as hazardous chemicals and substances. We follow all federal, state and local rules and regulations regarding the disposal of these chemicals and associated waste. We have obtained a permit from the Town of Islip, New York, Building Division in order to maintain a paint booth containing flammable liquids.

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

Government Contract Compliance

Our government contracts and sub-contracts are subject to the procurement rules and regulations of the U.S. Government. Many of the contract terms are dictated by these rules and regulations. Specifically, cost-based pricing is determined under the Federal Acquisition Regulation (“FAR”), which provide guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. Government contracts. For example, costs such as those related to charitable contributions, advertising, interest expense, and public relations are unallowable, and therefore not recoverable through sales. During and after the fulfillment of a government contract, we may be audited in respect of the direct and allocated indirect costs attributed thereto. These audits may result in adjustments to our contract costs. Additionally, we may be subject to U.S. Government inquiries and investigations because of our participation in government procurement. Any inquiry or investigation can result in fines or limitations on our ability to continue to bid for government contracts and fulfill existing contracts. We believe that we are in compliance with all federal, state, and local laws and regulations governing our operations and have obtained all material licenses and permits required for the operation of our business.

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

Insurance

We maintain a $2.0 million general liability insurance policy, a $100 million products liability insurance policy, and a $5.0 million umbrella liability insurance policy. Additionally, we maintain $10.0 million of director and officers’ liability insurance. We believe this coverage is adequate for claims that have been and may be brought against us, and for the types of products presently marketed because of the strict inspection standards imposed on us by our customers before they take possession of our products. Additionally, the FAR generally provide that we will not be held liable for any loss of or damage to property of the U.S. Government that occurs after the U.S. Government accepts delivery of our products and that results from any defects or deficiencies in our products unless the liability results from willful misconduct or lack of good faith on the part of our managerial personnel.

Proprietary Information

None of our current assembly processes or products is protected by patents. We rely on proprietary know-how and information and employ various methods to protect the processes, concepts, ideas, and documentation associated with our products. These methods, however, may not afford complete protection and there can be no assurance that others will not independently develop such processes, concepts, ideas, and documentation.

CPI Aero® is a registered trademark of the Company.

Human Capital Management

Our ability to attract, develop and retain top talent across all of our business functions, and particularly in highly technical areas, has a significant impact on organizational success. Accordingly, our human capital management strategy places a significant focus on both attracting a diverse, highly skilled workforce and engaging and developing talent from within by creating a work environment that promotes inclusion and equitability. By providing our valued employees the opportunity to enhance their skillsets, develop their careers and pursue excellence through numerous training and development opportunities, we consistently emphasize the importance of innovation and continuous improvement throughout our organization.

We attract and compensate our employees by offering a competitive total rewards package which includes benefits, resources, and programs that support health, physical, mental, and financial wellness. The benefits package we offer, coupled with employee recognition opportunities and employee engagement activities help create a comprehensive employee experience. We periodically benchmark our benefits programs and associated costs to remain competitive.

As of December 31, 2022, we had 208 full-time employees as compared to 249 full-time employees as of December 31, 2021. On an as-needed basis, we employ temporary personnel with specialized disciplines to fill staffing gaps. We do not have any employees represented by a union, and we believe that our relations with our employees are good. We provide our team members with ongoing opportunities to share thoughts and perspectives on company and employment-related matters through surveys, all-hands meetings, and management open door policies. Our management, with oversight from the Compensation and Human Resources Committee of our board of directors, monitors the hiring, retention, and management of our employees and regularly conducts succession planning to ensure that we continue to cultivate the pipeline of talent needed to operate our business.

In response to the COVID-19 pandemic, we began allowing employees to work from home and made changes to shift work to promote social distancing among our manufacturing personnel. We are implementing a continuing work from home program to provide our employees with flexibility and a competitive work benefit. We are prepared to implement shift changes should an uptick in COVID-19 require such a response.

During the first quarter of 2022, the Company implemented a cost reduction initiative designed to improve operational efficiency and reduce costs during fiscal year 2022. Management has reallocated resources and reduced operating and general administrative expenses to more properly align the Company’s costs to revenue given the timing differences between the conclusion of certain mature programs and the commencement of new programs in 2022. In connection with the cost reduction initiative, the Company executed a headcount reduction and furlough action in March 2022 and implemented cost controls and cuts during the balance of fiscal year 2022. The Company recorded severance costs related to the headcount reduction in its first fiscal quarter of 2022 and the cost reductions of these actions positively impacted the financial results of the Company beginning in the second fiscal quarter of 2022.

Diversity and Inclusion

We value diversity and inclusion in our workforce as we understand that diversity of background, thought, and experience leads to greater innovation and improved business results. We are committed to increasing and retaining diversity at all levels of our workforce, and focus on diversity and inclusion throughout our recruitment, hiring, and onboarding processes. Over the last two years, we have increased diversity on our board of directors by 16% and executive management team by 40%.

Across our total employee population and based on employees who self-identify, as of December 31, 2022, approximately 20% of our workforce are female, 33% are multicultural and 5% are veterans.

Safety

Ensuring the safety and well-being of our employees is a top priority. The goal of our safety program is to increase safety knowledge and awareness throughout the organization to ensure occupational health, reduce risk, and prevent incidents. We regularly benchmark our safety performance, self-audit our safety compliance, and provide our employees with safety-related training. We conduct an investigation, including root cause analysis and corrective action, any time a safety incident or a near miss occurs.

Our Safety Committee is comprised of employees from various disciplines throughout the organization who meet on a regular basis to execute continuous improvement strategies, develop methods to increase ownership of safety throughout the organization, establish new safety initiatives, and assess safety performance.

We monitor the effectiveness of our safety program by comparing recordable incidents and incident severity year over year. We measure the number of safety incidents with the total recordable incident rate (“TRIR”) metric and the severity of incidents with the days away restricted and transferred (“DART”) metric. The table below represents our result from the two most recent calendar years:

Safety Metric	2022	2021
TRIR	2.6	2.0
DART	1.3	2.0

TRIR = total number of recordable cases x 200,000 / total hours worked

DART = number of cases with days away from work x 200,000 / total hours worked by all employees

Community Involvement

Having a positive impact on the community around us is one of our most important values. We donate to local charitable organizations, such as United Way of Long Island, through both monetary contributions, as well as “drives” to collect and deliver employee donated food and school supplies. We actively engage and educate local high school students from surrounding districts about the manufacturing and engineering industry and career trajectory. This includes, hosting educational experiences and shop tours with high school and trade school classes, participating in career development fairs and other industry events, and offering internship and apprenticeship opportunities for students from local trade schools. In addition to educational involvement, members of our leadership team participate on the boards of the local aviation college and trade associations that support and advance the interests of the local community.

Item 1A. RISK FACTORS

In addition to other risks and uncertainties described in this Annual Report on Form 10-K, the following material risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity, and financial condition. As a result of the risk factors set forth below, actual results did and could continue to differ materially from those projected in any forward-looking statements.

Risks Related to Our Business

We depend on government contracts for a significant portion of our revenues.

We are a supplier, either directly or as a subcontractor, to the U.S. Government and its agencies. We depend on government contracts for a significant portion of our business. If we are suspended or barred from contracting with the U.S. Government, if our reputation or relationship with individual federal agencies were impaired, whether due to the recent restatements and errors in our financial statements or otherwise, or if the U.S. Government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition, and operating results would be materially adversely affected.

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

We also cannot predict the impact of potential changes in priorities due to military transformation and planning and/or the nature of war-related activity on existing, follow-on, or replacement programs. A shift of government priorities to programs in which we do not participate and/or reductions in funding for or the termination of programs in which we do participate, unless offset by other programs and opportunities, could have a material adverse effect on our financial position, results of operations, and cash flows.

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

The aerospace and defense industry has experienced significant consolidation, including among our customers, competitors, and suppliers. While we believe we have positioned our Company to take advantage of opportunities to market to a broad customer base, which we believe will reduce the potential impact of industry consolidation, there can be no assurance that industry consolidation will not impact our business. Consolidation among our customers may result in delays in the awarding of new contracts and losses of existing business. Consolidation among our competitors may result in larger competitors with greater resources and market share, which could adversely affect our ability to compete successfully. Consolidation among our suppliers may result in fewer sources of supply and increased costs to us.

We depend upon a select base of large prime defense contractors for the majority of our revenue, which subjects us to unique risks which may adversely affect us.

We currently generate a majority of our revenues by producing products for numerous programs under contracts with three prime defense contractors to the U.S. Government. These significant customers – Lockheed Martin, Raytheon and NGC – constituted approximately 35%, 17% and 12%, respectively of our 2022 revenue. Our revenues from these customers are diversified over several different aerospace and defense products, programs, and subsidiaries within these customers, however, any significant change in production rates by any of these customers would have a material effect on our results of operations and cash flows. There is no assurance that our current significant customers will continue to buy products from us at current levels, that we will retain any or all our existing significant customers, or that we will be able to form new relationships with other customers upon the loss of one or more of our existing significant customers.

We are subject to strict governmental regulations relating to the environment, which could result in fines and remediation expenses in the event of non-compliance.

We are required to comply with extensive and frequently changing environmental regulations at the federal, state, and local levels. Among other things, these regulatory bodies impose restrictions to control air, soil, and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use, and release of certain hazardous substances into the environment. This extensive regulatory framework imposes significant compliance burdens and risks on us. In addition, these regulations may impose liability for the cost of removal or remediation of certain hazardous substances released on or in our facilities without regard to whether we knew of, or caused, the release of such substances. Furthermore, we are required to provide a place of employment that is free from recognized and preventable hazards that are likely to cause serious physical harm to employees, provide notice to employees regarding the presence of hazardous chemicals and to train employees in the use of such substances. Our operations require the use of a limited amount of chemicals and other materials for painting and cleaning that are classified under applicable laws as hazardous chemicals and substances. If we are found not to comply with any of these rules, regulations, or permits, we may be subject to fines, remediation expenses, and the obligation to change our business practice, any of which could result in substantial costs that would adversely affect our business operations and financial condition.

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

If our subcontractors or suppliers fail to perform their contractual obligations, our contract performance, and our ability to obtain future business and our profitability could be materially and adversely impacted.

Most of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services that we must provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontract, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of personnel of a subcontractor, or disputes concerning payment. A failure by one or more of our subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services may materially and adversely affect our ability to fulfill our obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer eliminating our ability to progress bill or terminate our contract for default. A prohibition on progress billing may have an adverse effect upon our cash flow and profitability and a default termination could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. In addition, a delay in our ability to obtain components and equipment parts from our suppliers may affect our ability to meet our customers’ needs and may have a material adverse effect upon our profitability. For example, the COVID-19 pandemic has impacted, and continues to impact, our supply chain, as described below.

Due to fixed contract pricing, increasing contract costs exposes us to reduced profitability and the potential loss of future business.

Operating margin is adversely affected when contract costs that cannot be billed to customers are incurred. This cost growth can occur if estimates to complete a contract increase due to technical challenges or if initial estimates used for calculating the contract price were incorrect. The cost estimation process requires significant judgment and expertise. Reasons for cost growth may include unavailability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability and cost of materials, the effect of any delays in performance, availability, and timing of funding from the customer, natural disasters, pandemics, and the inability to recover any claims included in the estimates to complete. A significant increase in cost estimates on one or more programs could have a material adverse effect on our financial position or results of operations.

We use estimates when accounting for contracts. Changes in estimates may affect our profitability and our overall financial position.

We primarily recognize revenue from our contracts over the contractual period pursuant to ASC 606. Pursuant to ASC 606, revenue and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded on our consolidated balance sheet as an asset captioned “Contract assets.” Contracts where billings to date have exceeded recognized revenues are recorded on our consolidated balance sheet as a liability captioned “Contract liabilities.” Changes to the original estimates may be required during the term of the contract. Estimates are reviewed quarterly and the effect of any change in the estimated gross margin percentage for a contract is reflected in the consolidated financial statements for the period the change becomes known. ASC 606 requires the use of considerable estimates in determining revenues and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by us during any reporting period.

We continually evaluate all the issues related to the assumptions, risks and uncertainties inherent with the application of ASC 606; however, there is no assurance that our estimates will be accurate. If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods. Furthermore, even if our estimates are accurate, we may have a shortfall in our cash flow and we may need to borrow money to pay for costs until the reported earnings materialize to actual cash receipts.

If the contracts associated with our backlog were terminated, our financial condition and results of operations would be adversely affected.

The maximum contract value specified under each contract that we enter is not necessarily indicative of the revenues that we will realize under that contract. Because we may not receive the full amount we expect under a contract, we may not accurately estimate our backlog because the earnings of revenues on programs included in backlog may never occur or may change. Cancellations of pending contracts or terminations or reductions of contracts in progress would have a material adverse effect on our business, prospects, financial condition, or results of operations.

We may be unable to attract and retain personnel who are key to our operations.

Our success, among other things, is dependent on our ability to attract and retain highly qualified senior officers and employees at all levels. Competition for key personnel is intense. Our ability to attract and retain senior officers and experienced, top rate employees is dependent on several factors, including prevailing market conditions and compensation and benefit packages offered by companies competing for the same talent and our reputation in the industry. If our reputation is adversely affected, we may be unable to recruit, hire, and retain talented personnel. The inability to hire and retain these people may adversely affect our production operations and other aspects of our business.

We are subject to intense competition for the skilled technicians necessary to manufacture our products.

We are subject to intense competition for the services of skilled technicians necessary to manufacture our products. The demand for these individuals may increase as other manufacturers seek to bring to the U.S. manufacturing processes currently outsourced overseas. If the U.S. economy continues to undergo a period of inflation, our labor costs may increase which could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to the cyclical nature of the commercial aerospace industry, and any future downturn in the commercial aerospace industry or general economic conditions, including related to COVID-19 and inflation could adversely impact the demand for our products.

Our business may be affected by certain characteristics and trends of the commercial aerospace industry or general economic conditions that affect our customers, such as the current inflationary and high interest rate environment in the U.S. and the resultant impacts on the supply chain, the labor market and the general economy, as well as persistent or new impacts related to COVID-19 as referred to elsewhere in this Annual Report on Form 10-K, fluctuations in the aerospace industry’s business cycle, varying fuel and labor costs, intense price competition and regulatory scrutiny, certain trends, including a possible decrease in aviation activity and a decrease in outsourcing by aircraft manufacturers, or the failure of projected market growth to materialize or continue. If these characteristics and trends adversely affect customers in the commercial aerospace industry, they may reduce the overall demand for our products.

Our working capital requirements may negatively affect our liquidity and capital resources.

Our working capital requirements can vary significantly, depending in part on the timing of new program awards and the payment terms with our customers and suppliers. If our working capital needs exceed our cash flows from operations, we would look to our cash balances and availability for borrowings under our credit facility to satisfy those needs, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts, if at all. See “Risks Related to Our Indebtedness and Liquidity” below.

We incur risks associated with new programs.

New programs with new technologies typically carry risks associated with design changes, development of new production tools, increased capital and funding commitments, ability to meet customer specifications, delivery schedules and unique contractual requirements, supplier performance, ability of the customer to meet its contractual obligations to us, and our ability to accurately estimate costs associated with such programs. In addition, any new program may not generate sufficient demand or may experience technological problems or significant delays in the regulatory or other certification or manufacturing and delivery schedule. If we were unable to perform our obligations under new programs to the customer’s satisfaction, if we were unable to manufacture products at our estimated costs, or if a new program in which we had made a significant investment was terminated or experienced weak demand, delays, or technological problems, then our business, financial condition and results of operations could be materially adversely affected. This risk includes the potential for default, quality problems, or inability to meet specifications, as well as our inability to negotiate final pricing for program changes and could result in low margin or forward loss contracts, and the risk of having to write-off contract assets if they were deemed to be unrecoverable. In addition, beginning new work on existing programs also carries risk associated with the transfer of technology, knowledge, and tooling.

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

We are presently classified as a small business under the North American Industry Classification Systems (“NAICS”) industry and product specific codes that are regulated in the U.S. by the Small Business Administration (“SBA”). We are not considered a small business under all NAICS codes. While we do not presently derive a substantial portion of our business from contracts that are set aside for small businesses, we are able to bid on small business set-aside contracts as well as contracts that are open to non-small business entities. As the NAICS codes are periodically revised, it is possible that we may lose our status as a small business. The loss of small business status would adversely affect our eligibility for special small business programs and limit our ability to collaborate with other business entities which are seeking to team with small business entities as may be required under a specific contract.

Cyber security attacks, internal system or service failures may adversely impact our business and operations.

Any system or service disruptions, including those caused by projects to improve our information technology systems, if not anticipated and appropriately mitigated, could disrupt our business, and impair our ability to effectively provide products and related services to our customers and could have a material adverse effect on our business. We could also be subject to systems failures, including network, software, or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages, or terrorist attacks. Cyber security threats are evolving and include, but are not limited to, malicious software, phishing, and other unauthorized attempts to gain access to sensitive, confidential, or otherwise protected information related to us or our products, customers, or suppliers, or other acts that could lead to disruptions in our business. Because the techniques used by cyber-attackers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these tactics. Any such failures to prevent or mitigate cyber-attacks could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, or subject us to claims and damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats, including contracting with an outside cyber security firm to provide constant monitoring of our systems, and training our employees to recognize attacks, there can be no assurance that these procedures and controls will be sufficient. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur because of any system or operational failure or disruption which would adversely affect our business, results of operations, and financial condition. Moreover, expenditures incurred in implementing cyber security and other procedures and controls could adversely affect our results of operations and financial condition.

Our ability to utilize our tax benefits could be substantially limited if we fail to generate sufficient income or if we experience an “ownership change.”

As of December 31, 2022, we had approximately $88.3 million of gross net operating losses (“NOLs”) for federal tax purposes and approximately $25.0 million of post-apportionment NOLs for state tax purposes. As a result of the Tax Cuts and Jobs Act of 2017 and the Coronavirus Aid, Relief, and Economic Security Act of 2020, NOLs arising before January 1, 2018, and NOLs arising after January 1, 2018, are subject to different rules. Our pre-2018 NOLs totaled approximately $78.9 million; these NOLs will expire in varying amounts from 2034 through 2039, if not utilized, and can offset 100% of future taxable income for regular tax purposes. Our NOLs arising in 2018, 2019 and 2020 can generally be carried back five years, carried forward indefinitely and can offset 100% of taxable income for tax years before January 1, 2021 and up to 80% of taxable income for tax years after December 31, 2020. Any NOLs arising on or after January 1, 2021, cannot be carried back, can generally be carried forward indefinitely and can offset up to 80% of future taxable income.

Our ability to fully recognize the benefits from our NOLs is dependent upon our ability to generate sufficient income prior to their expiration. In addition, our NOL carryforwards may be limited if we experience an ownership change as defined by Section 382 of the Internal Revenue Code (“Section 382”). In general, an ownership change under Section 382 occurs if 5% shareholders increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a relevant lookback period. The Company has completed a Section 382 analysis for the year ended December 31, 2022, and believes that no ownership change occurred during the relevant lookback period that would limit our ability to use our NOLs.

Product liability claims in excess of insurance could adversely affect our financial results and financial condition.

We face potential liability for property damage, personal injury, or death as a result of the failure of products designed or manufactured by us. Although we currently maintain product liability insurance (including aircraft product liability insurance), any material product liability not covered by insurance could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

The Company was not in compliance with certain financial covenants under our credit facility (the “BankUnited Facility” or the “Credit Agreement”) with BankUnited, N.A. (“BankUnited”) for the quarter ended March 31, 2021, the year ended December 31, 2021, and the quarter ended March 31, 2022, and financial statement submission covenants for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021, the year ended December 31, 2021, and the quarters ended March 31, 2022 and June 30, 2022 and obtained amendments to and received waivers of and consents to the non-compliance, as described in more detail in Note 8 to our consolidated financial statements included in Part II Item 8 of this Annual Report on Form 10-K. There can be no assurance that we will be in compliance with our covenants in the future or that BankUnited will grant further waivers if we fall out of compliance or consents to future non-compliance. If we fall out of compliance with our banking covenants, BankUnited may declare a default under the BankUnited Facility and, among other remedies, could declare the full amount of the BankUnited Facility immediately due and payable and could foreclose against our collateral. If this were to occur, we may be unable to secure outside financing, if needed, to fund ongoing operations and for other capital needs. Any sources of financing that may be available to us could also be at higher costs and require us to satisfy more restrictive covenants, which could limit or restrict our operations, cash flows, and earnings. We cannot ensure that additional financing would be available to us or be sufficient or available on satisfactory terms.

Our capital requirements, liquidity and financial condition raise significant risks as to our ability to continue as a going concern.

Our working capital requirements can vary significantly, depending in part on the timing of the conclusion of mature programs and new program awards and the payment terms with our customers and suppliers. There is currently no availability for borrowings under the BankUnited Facility and the Company finances its operations from internally generated cash flow. Notes 8 and 9 to our consolidated financial statements included in Part II - Item 8 of this Annual Report on Form 10-K includes a discussion regarding the BankUnited Facility and recent amendments thereto.

Our consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements. It is management’s estimation that there will likely not be any individual conditions or combination of events that will occur in the coming year which would cause the Company to be unable to continue as a going concern.

Our cost of borrowing under the Credit Agreement is based on the Prime Rate of interest per annum published in the Money Rates section of The Wall Street Journal (the “Prime Rate”) plus the margin charged by our lender, and increases in the Prime Rate negatively impact our profitability.

Interest rates under our Credit Agreement are based on the Prime Rate, and as a result, we have exposure to interest rate risk. Certain central banks, such as the U.S. Federal Reserve, effected multiple interest rate increases in 2022 and have implemented and signaled that further rate increases are likely to be implemented in 2023. Increases in interest rates increase our cost of borrowing and/or potentially make it more difficult to refinance our existing indebtedness.

Risks Related to the Restatement of our Prior Period Consolidated Financial Statements and Material Weaknesses in our Internal Control

We restated our consolidated financial statements for the nine months ended September 30, 2018 and the years ended December 31, 2018, 2019, and 2020. These restatements have affected and may continue to affect investor confidence, our stock price, our ability to raise capital in the future, and our reputation with our customers, have resulted and may continue to result in stockholder litigation and may reduce customer confidence in our ability to complete new contract opportunities.

In February 2019, we filed an amended Quarterly Report on Form 10-Q/A for the nine months ended September 30, 2018, which included a restatement of our financial statements for the period then ended. The restatement of such financial statements corrected an overstatement of revenue in such period due to the miscoding of an invoice in the Company’s records (the “Coding Error”). In August 2020, we filed an Annual Report on Form 10-K for the year ended December 31, 2019, which included a restatement of our financial statements for the year ended December 31, 2018 to correct certain errors relating to our recognition of revenue, which errors resulted from an incorrect application of U.S. GAAP (the “Revenue Recognition Error”). In November 2021, we filed a comprehensive Form 10-K/A (the “Comprehensive Form 10-K/A”) which included a restatement of our (i) consolidated balance sheet as of December 31, 2020 and December 31, 2019, and the related consolidated statements of operations, cash flows, and shareholders’ deficit for the years ended December 31, 2020 and December 31, 2019, and (ii) consolidated balance sheets and statements of shareholders’ deficit as of March 31, 2020, June 30, 2020, and September 30, 2020, the related consolidated statements of operations for the three months ended March 31, 2020, the three and six months ended June 30, 2020, and the three and nine months ended September 30, 2020, and the consolidated statements of cash flows for the three, six, and nine month periods ended March 31, 2020, June 30, 2020, and September 30, 2020, respectively, and related disclosures to correct errors in such financial statements relating to the recording and reporting of inventory costing and related internal controls (the “Inventory Costing Errors”) and resulting deficiencies in reserves (the “Insufficient Reserves”). The Inventory Costing Errors resulted from software processing and coding errors, inconsistent units of measure being used for quantities ordered and quantities received of certain purchased parts, incorrect accruals to accounting periods of the cost of certain goods received, and the Company not having a procedure to address over or under absorbed overhead costs at the end of accounting periods. The Insufficient Reserves resulted from insufficient inventory reserves and provisions for loss contracts. The existence of the Coding Error, Revenue Recognition Error, the Inventory Costing Errors, and the Insufficient Reserves, along with the related restatements, have had and may continue to have the effect of eroding investor confidence in the Company and our financial reporting and accounting practices and processes, have negatively impacted and may continue to negatively impact the trading price of our common stock, have resulted and may continue to result in stockholder litigation, may make it more difficult for us to raise capital on acceptable terms, if at all, and may negatively impact our reputation with our customers and cause customers to place new orders with other companies.

We have identified material weaknesses in our internal control over financial reporting which did and could continue to adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

As described in Item 9A of this Annual Report on Form 10-K, we identified material weaknesses in our internal control over financial reporting. The occurrence of any future errors, misstatements, or failures in internal control may also cause us to fail to meet reporting obligations, negatively affect investor and customer confidence in our management and the accuracy of our financial statements and disclosures, result in events of default under our banking agreements, or result in adverse publicity and concerns from investors and customers, any of which could have a negative effect on the price of our common stock, subject us to regulatory investigations and penalties or additional stockholder litigation, and have a material adverse impact on our business and financial condition.

We face litigation relating to the Revenue Recognition Error.

Our Company and certain of our current and former executive officers and directors are defendants in litigation arising out of the Revenue Recognition Error in and restatements of our financial statements for the year ended December 31, 2018, and quarters ended March 31, 2018, June 30, 2018, September 30, 2018, March 31, 2019, June 30, 2019, and September 30, 2019. Please see Part I, Item 3, Legal Proceedings. These proceedings may result in significant expenses and the diversion of management attention from our business. We cannot ensure that additional litigation or other claims by shareholders will not be brought in the future arising out of the same subject matter.

We are currently ineligible to file a registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital.

We did not file our Quarterly Reports for the three months ended March 31, 2021, June 30, 2021, and September 30, 2021, our 2021 Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the three months ended March 31, 2022 (the “2022 Q1 Form 10-Q”), and our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022 (the “2022 Q2 Form 10-Q”) within the timeframes required by the SEC. We regained status as a current filer when we filed the 2022 Q2 Form 10-Q and have filed subsequent periodic reports on a timely basis. However, we will not be considered a timely filer and will not be eligible to file a short-form registration statement on Form S-3 to register the offer and sale of our securities until September 29, 2023 (twelve full calendar months from the date we regain status as a current filer). If we wish to register the offer and sale of our securities to the public prior to such time, we will be required to use the long-form registration statement, Form S-1, which may increase both our transaction costs and the amount of time required to complete the transaction. This may adversely affect our ability to raise funds if we choose to do so.

Risks Related to Global Events

The impact of the coronavirus (COVID-19) pandemic on our operations, supply chain, and customers has impacted and could continue to have a material adverse effect on our business, financial position, results of operations and/or cash flows.

On March 11, 2020, the World Health Organization announced that COVID-19 infections had become a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. Federal, state, and local government responses to COVID-19 and our responses to the outbreak have all, at times, disrupted and will likely continue to disrupt our business, the business of our customers and our supply chain. Even as efforts to contain the pandemic have made progress and many restrictions have relaxed, new variants of the virus have arisen globally. At times, variants of COVID-19 have caused a surge in COVID-19 cases. The ultimate impact of new variants that have emerged or could emerge from time to time, cannot be predicted at this time, and could depend on numerous factors, including the availability of vaccines, vaccination rates among the population, the effectiveness of COVID-19 vaccines, and the responses by governmental bodies to impose or reinstate restrictive measures from time to time. Any detrimental impacts of COVID-19 could materially increase our costs, negatively impact our sales, or damage the Company’s financial condition, results of operations, cash flows and its liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted because of the sweeping, on-going and uncertain nature of the circumstances involving the COVID-19 pandemic and the differing effects and responses to the pandemic by various governmental entities in the regions and countries in which we operate.

The Russian invasion of Ukraine in 2022 and the retaliatory measures imposed by the U.S., United Kingdom, European Union and other countries and the responses of Russia to such measures have caused significant disruptions to domestic and foreign economies.

The invasion of Ukraine by the Russian Federation had an immediate impact on the global economy resulting in higher prices for oil and other commodities. The U.S., United Kingdom, European Union, and other countries responded to Russia’s invasion of Ukraine by imposing various economic sanctions and bans. Russia has responded with its own retaliatory measures. These measures have impacted the availability and price of certain raw materials and transportation costs. The invasion and retaliatory measures also disrupted economic markets. The global impact of these measures is continually evolving and cannot be predicted with certainty and there is no assurance that Russia’s invasion of Ukraine and responses thereto will not further disrupt the global economy and supply chain. Further, there is no assurance that even when the invasion of Ukraine ceases, that nations will not continue to impose sanctions and bans on other nations.

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

U.S. and global responses to actual or potential military conflicts such as Russia’s invasion of Ukraine, terrorism, perceived nuclear, biological, and chemical threats and other global political crises increase uncertainties with respect to the U.S. and other business and financial markets. Several factors associated, directly or indirectly, with actual or potential military conflicts, terrorism, perceived nuclear, biological, and chemical and cyber threats, and other global political crises and responses thereto, may adversely affect the mix of products purchased by defense departments in the U.S. or other countries to platforms not serviced by us. A shift in defense budgets to product lines we do not produce could have a material adverse effect on our business, financial condition and results of operations.

In reading the risk factors set forth below, in each case, consider the additional uncertainties caused by global events such as COVID-19 and the war in Ukraine and terrorist acts.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

CPI Aero’s executive offices and production facility is situated in an approximately 171,000 square foot building located at 91 Heartland Blvd., Edgewood, New York 11717. We use approximately 131,000 square feet of this building for manufacturing space and 40,000 square feet for offices and laboratories for engineering and design work. CPI Aero occupies this facility under a lease that expires on April 30, 2026.

Item 3.	LEGAL PROCEEDINGS

Class Action Lawsuit

A consolidated class action lawsuit (captioned Rodriguez v. CPI Aerostructures, Inc., et al., No. 20-cv-01026) was filed in the U.S. District Court for the Eastern District of New York against the Company; Douglas McCrosson, the Company’s former Chief Executive Officer; Vincent Palazzolo, the Company’s former Chief Financial Officer; and the two underwriters of the Company’s October 16, 2018 offering of common stock, Canaccord Genuity LLC and B. Riley FBR. The Amended Complaint in the action asserted claims on behalf of two plaintiff classes: (i) purchasers of the Company’s common stock issued pursuant to and/or traceable to the Company’s offering conducted on or about October 16, 2018; and (ii) purchasers of the Company’s common stock between March 22, 2018 and February 14, 2020. The Amended Complaint alleged that the defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act by negligently permitting false and misleading statements to be included in the registration statement and prospectus supplements issued in connection with its October 16, 2018 securities offering. The Amended Complaint also alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated by the SEC, by making false and misleading statements in the Company’s periodic reports filed between March 22, 2018 and February 14, 2020. Plaintiff sought unspecified compensatory damages, including interest; rescission or a rescissory measure of damages; unspecified equitable or injunctive relief; and costs and expenses, including attorney’s fees and expert fees. On February 19, 2021, the Company moved to dismiss the Amended Complaint. Plaintiff submitted a brief in opposition to the motion to dismiss on April 23, 2021.

On May 20, 2021, the parties reached a settlement in the amount of $3,600,000, subject to court approval. On July 9, 2021, Plaintiff filed an unopposed motion for preliminary approval of the settlement. On November 10, 2021, a magistrate judge recommended that the court grant the motion for preliminary approval in its entirety. The Court adopted the recommendation on May 27, 2022, and entered an order granting preliminary approval of the settlement on June 7, 2022. On August 5, 2022, the Plaintiff filed an unopposed motion for final approval. The magistrate judge held a hearing on the final approval motion on September 9, 2022. On February 16, 2023, the magistrate judge recommended that the Court grant the final approval motion in its entirety. The Court adopted that recommendation in its entirety on March 10, 2023, and terminated the case on March 13, 2023.

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

On June 13, 2022, the plaintiffs in the consolidated federal action informed the court that the Company and all defendants had reached an agreement in principle with all plaintiffs to settle the shareholder derivative lawsuits described above. On June 16, 2022, the plaintiffs in the consolidated federal action filed an unopposed motion for preliminary approval of the settlement. On July 22, 2022, the Court referred the motion to the magistrate judge. The magistrate judge held a conference on September 9, 2022 in the consolidated federal action. On February 14, 2023, the magistrate judge recommended that the Court grant the motion in its entirety.

On March 6, 2023, the court granted preliminary approval of the proposed settlement. The proposed settlement is subject to final approval by the court. In addition to requiring final approval by the court, the proposed settlement is subject to certain conditions, including the filing with the SEC of the stipulation of settlement agreed to by the Company and plaintiff (the “Stipulation of Settlement”), and sending notice to potential class members. The terms of the proposed settlement are set forth in the Stipulation of Settlement. Should the proposed settlement receive final approval from the Court, it will result in the dismissal of the shareholder derivative lawsuits. As part of the proposed settlement, the Company has agreed to undertake (or confirm that it has undertaken already) certain corporate governance reforms. In addition, the Company and/or its insurer have agreed to pay a total of $585,000 in attorneys’ fees to plaintiffs’ counsel.

Litigation Settlement Obligation and Insurance Recovery Receivable Pertaining to the Class Action Lawsuit and Shareholder Derivative Action

The attorneys’ fees for both the Class Action Lawsuit and the Shareholder Derivative Action will be covered and paid by our directors’ and officers’ insurance carrier, after satisfaction of our $750,000 retention. As of December 31, 2022, we have previously paid and accrued to our financial statements covered expenses totaling $750,000, and have therefore met our insurance carrier’s directors’ and officers’ retention requirement, which caps the Company’s expenses pertaining to the class action suit at $750,000. As of December 31, 2022, in order to reflect the amounts owed from our directors’ and officers’ insurance carrier and to the Plaintiffs, we have recorded to our balance sheet a litigation settlement obligation of $3,600,000 and an insurance recovery receivable of $3,600,000 owing from the Company’s insurance carrier to the Company with respect to the settlement obligation; this obligation and receivable will be relieved from our balance sheet upon the payment of the settlement amount to the Plaintiff by our directors’ and officers’ insurance carrier.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are listed on the NYSE American exchange under the symbol “CVU”. On April 12, 2023, there were 593 holders of record of our shares of common stock. We believe there are substantially more beneficial holders of our common stock.

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

Recent Sales of Unregistered Securities

There have been no sales of unregistered equity securities for the three months ended December 31, 2022. There have been no repurchases of our outstanding common stock during the three months ended December 31, 2022.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information at December 31, 2022 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	—	$—	218,378
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	$—	218,378

Long-term equity incentives are an important component of compensation and are designed to align the interests of our executive officers and directors who receive long-term equity awards with the Company’s long-term performance and to increase shareholder value. The Company has awarded long-term incentive compensation pursuant to two plans:

2016 Long-Term Incentive Plan. The 2016 Long-Term Incentive Plan, as amended, authorizes the grant of 1,400,000 shares of our common stock, which may be granted in the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options, and other stock-based awards, to employees, officers, directors, and consultants of the Company. As of December 31, 2022, we have granted 1,183,986 shares under this plan and 216,014 shares remained available for grant under this plan.

Performance Equity Plan 2009. The Performance Equity Plan 2009 authorizes the grant of 500,000 stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options, and other stock-based awards. As of December 31, 2022, we have granted 497,636 shares under this plan and 2,364 shares remained available for grant.

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

Recent Developments

On March 17, 2023, we received notice from NYSE American (the “Exchange”) that the Company is in compliance with all of the NYSE American LLC continued listing standards set forth in Part 10 of the NYSE American Company Guide (“Company Guide”), and that, specifically, the Company has resolved the continued listing deficiency with respect to Sections 1003(a)(i) and (ii) of the Company Guide referenced in the Exchange’s letter to the Company dated September 17, 2021, which was previously disclosed by the Company.

On March 23, 2023, the Company entered into a Twelfth Amendment to the Credit Agreement (the “Twelfth Amendment”). Under the Twelfth Amendment, the parties amended the Credit Agreement by : (i) extending the maturity date of the Company’s existing revolving line of credit and its existing term loan to November 30, 2024 (under the terms of the Credit Agreement, the outstanding principal balance of the term loan will be repaid by June 30, 2023); (ii) providing for reduction of the aggregate maximum principal amount of all revolving line of credit loans to $20,520,000 from October 1, 2023 through December 31, 2023, $19,800,000 from January 1, 2024 through March 31, 2024, $19,080,000 from April 1, 2024 through June 30, 2024, $18,360,000 from July 1, 2024 through September 30, 2024, and $17,640,000 from October 1, 2024 and thereafter, and for payments to be made by the Company to comply therewith (if any such payments are necessary), on the first day of each such period; and (iii) payment of a $250,000 capitalized fee incurred in connection with the Eighth Amendment to the Credit Agreement in two installments, the first installment to be paid on June 1, 2023 in the amount of $116,667 and the second installment to be paid July 1, 2023 in the amount of $133,333, together with all unpaid interest accrued at the term loan interest rate on the capitalized fee through each such date.

Business Operations

We are engaged in the contract production of structural aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets. We also have a strong and growing presence in the aerosystems sector of the market, with our production of various reconnaissance pod structures and fuel panel systems. Within the global aerostructure and aerosystem supply chain, we are either a Tier 1 supplier to aircraft OEMs or a Tier 2 subcontractor to major Tier 1 manufacturers. We also are a prime contractor to the U.S. DOD, primarily the USAF. In conjunction with our assembly operations, we provide engineering, program management, supply chain management and kitting, and MRO services.

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

Leases

The Company does not recognize right-of-use (“ROU”) assets or lease liabilities for existing short-term leases. In addition, the Company does not separate lease and non-lease components for certain classes of assets (office building).

The Company’s ROU assets and lease liabilities at December 31, 2022 were approximately $6.5 million and $6.9 million, respectively, using an estimated incremental borrowing rate of 10.5%, as compared to ROU assets and lease liabilities as of December 31, 2021 of $7.8 million and $8.0 million, respectively.

Goodwill

In testing goodwill for impairment, the Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0,” to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in the Company’s management, strategy and primary customer base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative goodwill impairment analysis by comparing the carrying amount to the fair value of the reporting unit. If the carrying amount exceeds the fair value, goodwill will be written down to the fair value and recorded as impairment expense in the consolidated statements of operations. The Company performs its impairment testing annually and when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performed its annual impairment assessment of goodwill as of December 31, 2022 and concluded that goodwill was not impaired.

Results of Operations

The following discussion provides an analysis of our results of operations and should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Revenue

Revenue for the year ended December 31, 2022 was $83,335,764 compared to $103,369,544 for the year ended December 31, 2021, representing a decrease of $20,033,780 or 19.4%. The decrease was primarily related to decreases in the Raytheon - SDTA program, NGC E-2D MYP II and NGC E-2D WOWP programs, partly offset by increases in the Sikorsky HIRRS program.

Revenue generated from prime government contracts for the year ended December 31, 2022 was $8,663,308 compared to $7,551,743 for the year ended December 31, 2021, an increase of $1,111,565, or 14.7%. This increase is primarily a result of increased revenue recognized on the T-38 Pacer Classic program.

Revenue generated from government subcontracts for the year ended December 31, 2022 was $69,023,729 compared to $89,770,022 for the year ended December 31, 2021, a decrease of $20,746,293, or 23.1%. The decrease in revenue related to decreases in the NGC E-2D OWP and WOWP programs and the Raytheon - SDTA program, partly offset by increases in the Sikorsky HIRRS program.

Revenue generated from commercial contracts for the year ended December 31, 2022 was $5,648,727 compared to $6,047,779 for the year ended December 31, 2021, a decrease of $399,052, or 6.6%. The decrease in revenue resulted from decreased revenue recognized on the Gulfstream G650 and HondaJet programs, largely offset by increases in the Embraer Phenom 300 program.

Cost of sales

Cost of sales for the year ended December 31, 2022 was $67,031,502 compared to $88,364,452 for the year ended December 31, 2021, a decrease of $21,332,950 or 24.1%.

The components of cost of sales were as follows:

	Years ended
	December 31, 2022	December 31, 2021
Procurement	$46,094,088	$64,628,025
Labor	6,829,405	7,843,520
Factory overhead	15,730,682	19,462,924
Other cost of sales	(1,622,673)	(3,570,017)
Cost of sales	$67,031,502	$88,364,452

Procurement for the year ended December 31, 2022 was $46,094,088 compared to $64,628,025 for the year ended December 31, 2021, a decrease of $18,533,937 or 28.7%. This decrease is primarily the result of a decrease in procurement for the NGC E-2D MYP II OWP program, the Northrop Grumman E2D WOWP program, the Bell AH-1Z program, the Gulfstream G650 program and the Raytheon - SDTA program.

Labor costs for the year ended December 31, 2022 were $6,829,405 compared to $7,843,520 for the year ended December 31, 2021, a decrease of $1,014,115 or 12.9%. The decrease is primarily the result of lower labor cost incurred on the Raytheon – SDTA program.

Factory overhead costs for the year ended December 31, 2022 were $15,730,682 compared to $19,462,924 for the year ended December 31, 2021, a decrease of $3,732,242 or 19.2%. The decrease is primarily the result of improved productivity on programs such as the Raytheon - SDTA program, the NGC welded tubes program, the NGC E-2D MYP II OWP program, the Sikorsky - Gunner Windows program and the Bell AH-1Z program, which led to higher labor absorption rates and lower overhead costs.

Other cost of sales relates to items that can increase or decrease cost of sales such as changes in inventory levels, changes in inventory valuation, changes to inventory reserves, changes in loss contract provisions and direct charges to cost of sales. For the year ended December 31, 2022, there was a reduction of costs in the amount of $1,622,673 compared to a reduction of costs in the amount of $3,570,017 for the year ended December 31, 2021, a decrease of $1,947,344 or 54.5%. The decrease is primarily the result of a lower level of cost decrease in 2022 related to changes in inventory levels and loss contract reserve reductions.

Gross profit

Gross profit for the year ended December 31, 2022 was $16,304,262 compared to $15,005,092 for the year ended December 31, 2021, an increase of $1,299,170 or 8.7%. Gross profit percentage (“gross margin”) for the year ended December 31, 2022 was 19.6% compared to 14.5% for year ended December 31, 2021. The increase was driven by year-over-year improvements in operating efficiencies and decreased factory overhead costs.

Favorable/(Unfavorable) Adjustments to Gross Profit

During the years ended December 31, 2022 and 2021, we made changes in estimates to various contracts. Such changes in estimates resulted in changes in total gross profit as follows:

	Years Ended
	December 31, 2022	December 31, 2021
Favorable adjustments	$4,962,675	$4,066,857
(Unfavorable) adjustments	(3,207,099)	(4,277,930)
Net adjustments	$1,755,577	$(211,073)

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2022 were $11,410,067 compared to $11,823,921 for the year ended December 31, 2021, a decrease of $413,854 or 3.5%. This decrease was primarily due to decreased accounting and legal fees, partially offset by increases in insurance expense.

Other income

Other income for the year ended December 31, 2022 was nil, compared to $4,795,000 for the year ended December 31, 2021. The other income in 2021 was due to the forgiveness of the PPP loan by the SBA on July 31, 2021.

Interest expense

Interest expense for the year ended December 31, 2022 was $2,271,101, compared to $1,141,189 for the year ended December 31, 2021, an increase of $1,129,912 or 99%. The increase is the result of higher year-over-year interest rates charged on our outstanding debt under the Credit Agreement, partially offset by a year-over-year decrease in the amount of our outstanding debt under the Credit Agreement.

Income before provision for income taxes

We had income before provision for income taxes for the year ended December 31, 2022 of $2,623,094 compared to $6,834,982 for the year ended December 31, 2021, a decrease of $4,211,888 or 61.6%. Excluding the $4,795,000 PPP loan forgiveness by the SBA on July 31, 2021, our income before provision for income taxes for the year ended December 31, 2021 was $2,039,982. Excluding the PPP loan forgiveness, income before provision for income taxes for 2022 increased by $583,112, or 28.6%, over 2021. The increase was driven by the aforementioned increase in gross profit and decrease in SG&A, partially offset by the increase in interest expense described above.

Provision (benefit) for income taxes

The income tax (benefit) for the year ended December 31, 2022 was ($6,553,131), an effective tax (benefit) rate of (249.8%), as compared to the income tax provision of $14,609, an effective tax rate of 0.2%, for the year ended December 31, 2021. The income tax (benefit) in 2022 was primarily due to a $6,473,532 reduction in the valuation allowance recorded by the Company during the fourth quarter of 2022 on its deferred tax asset balance related to its net operating loss carryforwards (the “Fourth Quarter 2022 Valuation Allowance Decrease”). The income tax provision in 2021 is mostly the result of state franchise and minimum taxes.

Net income

Net income for the year ended December 31, 2022 was $9,176,225 compared to $6,820,373 for the year ended December 31, 2021, an increase of $2,355,852 or 32.4%. The increase in net income was driven by the aforementioned increase in gross profit, decrease in SG&A and the 2022 income tax (benefit), partially offset by the aforementioned increase in interest expense.

Excluding the $6,473,532 Fourth Quarter 2022 Valuation Allowance Decrease, a $771,834 first quarter 2022 severance charge and the 2021 $4,795,000 PPP loan forgiveness, our net income for the years ended December 31, 2022 and December 31, 2021 was $3,474,527 and $2,025,373, respectively, representing a year-over-year increase in 2022 net income of $1,449,154, or 71.5%.

Earnings per share

Earnings per share was $0.74 ($0.73 per unrestricted share and $0.01 per restricted share) for the year ended December 31, 2022 calculated utilizing 12,389,890 weighted average shares outstanding (“WASO”) (12,286,781 WASO unrestricted and 103,109 WASO restricted) as compared to $0.56 ($0.55 per unrestricted share and $0.01 per restricted share) for the year ended December 31, 2021 calculated utilizing 12,193,826 WASO (11,960,134 WASO unrestricted and 233,692 WASO restricted), an increase of $0.18 per share, or 32.1%.

Excluding the aforementioned Fourth Quarter 2022 Valuation Allowance Decrease, the aforementioned first quarter 2022 severance charge and the aforementioned 2021 PPP loan forgiveness, our earnings per share was $0.28 per share for the year ended December 31, 2022 as compared to $0.17 per share for the year ended December 31, 2021, an increase of $0.11 per share, or 64.7%.

Business Outlook

The statements in the “Business Outlook” section and other forward-looking statements of this Annual Report on Form 10-K are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times.

Liquidity and Capital Resources

General. At December 31, 2022, we had working capital of $12,896,602 compared to working capital of $12,175,776 at December 31, 2021, an increase of $720,826, or 5.9%. This increase is primarily the result of a decrease in accounts payable and accrued expenses.

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

At December 31, 2022, our cash balance was $3,847,225 compared to $6,308,866 at December 31, 2021, a decrease of $2,461,641, or 39.0%. The decrease was driven by our pay down of outstanding debt during 2022 of $3,365,181, partly offset by $944,329 in cash provided by operations.

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

On October 28, 2021, the Company entered into a Waiver and Eighth Amendment (the “Eighth Amendment”) to the Credit Agreement. Under the Eighth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to December 31, 2022, (b) reducing the availability under the Revolving Loan from $24 million to $21 million while eliminating the requirement to maintain a minimum $3.0 million in a combination of Revolving Loan availability and unrestricted cash, (c) providing for the repayment of an additional $750,000 of the principal balance of the Term Loan in three installments of $250,000 on November 30, 2021, December 31, 2021 and March 31, 2022 in addition to $200,000 regular monthly principal payments through December 31, 2022, (d) amending the minimum debt service coverage ratio covenant, and (e) amending the maximum leverage coverage ratio. Additionally, under the Eighth Amendment, BankUnited waived certain covenant non-compliance and waived temporarily, late delivery of certain financial information. In connection with the Eighth Amendment, a $250,000 amendment fee (the “Amendment Fee”) was earned by the lenders on December 31, 2021, which the Company elected to pay in kind and accrue and capitalize rather than pay in cash. As of December 31, 2021, the Amendment Fee payable was posted by BankUnited to the Revolving Loan and on February 11, 2022, in agreement with the Company, the Amendment Fee was reclassified by BankUnited to the Term Loan. The Company has recorded this payable to its financial statements accordingly.

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

On August 19, 2022, we entered into a Consent, Waiver and Tenth Amendment (the “Tenth Amendment”) to the Credit Agreement. Under the Tenth Amendment, the parties amended the Credit Agreement by (a) increasing the maximum leverage ratio applicable for the fiscal quarter ending September 30, 2022 to 5.0 to 1.0, (b) waiving and/or consenting to the exclusion from the Company’s covenant compliance requirements for the fiscal quarters ended December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 up to (i) $566,025 of losses incurred and reserves taken under the Borrower’s welded product contracts, and (ii) $367,045 of reserves taken with respect to the Borrower’s welded product inventory, and (c) waiving and/or consenting to the exclusion from the Company’s covenant compliance requirements for the fiscal quarters ended March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022 up to $795,997 of accrued severance and COBRA costs and employer taxes incurred by the Company during the fiscal quarter ending March 31, 2022. Additionally, under the Tenth Amendment, BankUnited waived or consented to late delivery of certain financial information required by the Credit Agreement.

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

As described above, on March 23. 2023, the Company entered into the Twelfth Amendment, under which the parties amended the Credit Agreement by : (a) extending the maturity date of the Company’s existing revolving line of credit and its existing term loan to November 30, 2024 (under the terms of the Credit Agreement, the outstanding principal balance of the term loan will be repaid by June 30, 2023); (b) providing for reduction of the aggregate maximum principal amount of all revolving line of credit loans to $20,520,000 from October 1, 2023 through December 31, 2023, $19,800,000 from January 1, 2024 through March 31, 2024, $19,080,000 from April 1, 2024 through June 30, 2024, $18,360,000 from July 1, 2024 through September 30, 2024, and $17,640,000 from October 1, 2024 and thereafter, and for payments to be made by the Company to comply therewith (if any such payments are necessary), on the first day of each such period; and (c) payment of a $250,000 capitalized fee incurred in connection with the Eighth Amendment in two installments, the first installment to be paid on June 1, 2023 in the amount of $116,667 and the second installment to be paid July 1, 2023 in the amount of $133,333, together with all unpaid interest accrued at the term loan interest rate on the capitalized fee through each such date.

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

Liquidity

Our working capital requirements can vary significantly, depending in part on the timing of the conclusion of mature programs and new program awards and the payment terms with our customers and suppliers. There is currently no availability for borrowings under the BankUnited Facility and the Company finances its operations from internally generated cash flow. Note 8 to our consolidated financial statements included in Part II - Item 8 includes a discussion regarding the BankUnited Facility and recent amendments thereto which provide, among other things, for increases in principal payments and the interest rate on the loans provided for therein. Management has (i) negotiated and executed a further amendment to the Credit Agreement which extended the maturity date of the Credit Agreement to November 30, 2024, (ii) obtained and regularly seeks additional progress payment and advance payment customer contract funding provisions, (iii) maintained procedures to reduce investments in inventory and contract assets, (iv) remained focused on its military customer base which has proven to be less susceptible to COVID-19 related impacts and (v) maintained its approximately $122 million backlog of funded orders, 98% of which are for military programs. Based upon the aforementioned factors, it is management’s estimation that there will likely not be any individual conditions or combination of events that will occur in the coming year which would cause the Company to be unable to meet its obligations or otherwise continue as a going concern. However, there can be no assurance that such plans will accomplish their intended goals.

Cost Reduction Initiative

During the first quarter of 2022, the Company implemented a cost reduction initiative designed to improve operational efficiency and reduce costs during fiscal year 2022. Management has reallocated resources and reduced operating and general administrative expenses to more properly align the Company’s costs to revenue given the timing differences between the conclusion of certain mature programs and the commencement of new programs in 2022. In connection with the cost reduction initiative, the Company executed a headcount reduction and furlough action in March 2022 and implemented cost controls and cuts during the balance of fiscal year 2022. The Company recorded severance costs related to the headcount reduction in its first fiscal quarter of 2022 and the cost reductions of these actions positively impacted the financial results of the Company beginning in the second fiscal quarter of 2022.

Contractual Obligations

The table below summarizes information about our contractual obligations as of December 31, 2022 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Line of credit	$21,000,000	$1,200,000	$19,800,000	$—	$—
Debt	1,583,333	1,583,333	—	—	—
Finance Leases	207,414	136,433	70,981	—	—
Operating Leases	6,895,046	1,814,588	4,870,881	202,332	7,245
Total Contractual Cash Obligations	$29,685,793	$4,734,354	$24,741,862	$202,332	$7,245

Inflation

Inflation historically has not had a material effect on our operations, although the current inflationary environment in the U.S., and its impact on interest rates, the supply chain, the labor market and general economic conditions, are factors that the Company actively monitors in an attempt to mitigate and manage potential negative impacts on and risks faced by the Company. The majority of the Company’s long term contracts with its customers reflect fixed pricing and its long term contracts with its suppliers reflect fixed pricing. When bidding for work, the Company takes inflation risk and supply side pricing risk into account in its proposals.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2022 because of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In connection with management’s evaluation of the Company’s internal control over financial reporting described above, management identified material weaknesses in its internal controls over the processing and accrual of vendor invoices, the reconciliation of accounts receivable and contract assets, and the documentation with respect to its internal controls over inventory.

Conclusion

As described above, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2022.

Notwithstanding the conclusion by our management that our controls and procedures as of December 31, 2022 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described above, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial position, results of operations and cash flows as of and for the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP.

CPI is a non-accelerated filer for 2022. As such, CPI is not subject to the requirement to have an auditor attestation report on internal control over financial reporting in the 10-K filed in 2023 for 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the nine months ended September 30, 2022, we implemented additional internal controls related to the monitoring and review of inventory costing, excess and obsolete materials and loss contracts.

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

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference from the Company's definitive proxy statement, which will be filed no later than 120 days after December 31, 2022.

Item 11. EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement, which will be filed no later than 120 days after December 31, 2022.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the Company's definitive proxy statement, which will be filed no later than 120 days after December 31, 2022.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Company's definitive proxy statement, which will be filed no later than 120 days after December 31, 2022.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference from the Company's definitive proxy statement, which will be filed no later than 120 days after December 31, 2022.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021

Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021

Notes to Financial Statements

(2) Financial Statement Schedules:

None.

(3) The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company, as amended, (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.1	Certificate of Amendment of the Certificate of Incorporation of Composite of Precision Industries, Inc., dated May 9, 1989 (incorporated by reference to Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.2	Certificate of Amendment of the Certificate of Incorporation of Consortium Products International, Inc., dated June 30, 1992 (incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.3	Certificate of Amendment of the Certificate of Incorporation of CPI Aerostructures, Inc., dated August 7, 1992 (incorporated by reference to Exhibit 3.1.3 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.4	Certificate of Amendment of the Certificate of Incorporation of CPI Aerostructures, Inc., dated June 3, 1997 (incorporated by reference to Exhibit 3.1.4 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.5	Certificate of Amendment of the Certificate of Incorporation of CPI Aerostructures, Inc., dated June 16, 1998 (incorporated by reference to Exhibit 3.1.5 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K/A filed on November 24, 2021).
3.2.1	Amended Article V, Section 6 of Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 22, 2021).
4.1*	Securities of the Registrant.
10.1	Performance Equity Plan 2009 (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 30, 2009).
10.2	2016 Long-Term Incentive Plan, as amended (incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on April 15, 2021).
10.3.1	Agreement of Lease, dated June 30, 2011, between Heartland Boys II L.P. and CPI Aerostructures, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011).

10.3.2	Lease Amendment, dated November 11, 2020, between Heartland Boys II L.P. and CPI Aerostructures, Inc. (incorporated by reference to Exhibit 10.3.2 to the Company’s Annual Report on Form 10-K/A filed on November 24, 2021).
10.3.3	Second Lease Amendment, dated November 10, 2021, between Heartland Boys II L.P. and CPI Aerostructures, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2021).
10.4.1	Amended and Restated Credit Agreement, dated as of March 24, 2016, among CPI Aerostructures, Inc., the several lenders from time to time party thereto, and BankUnited, N.A. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2016).
10.4.2	First Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2016).
10.4.3	Second Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.4.3 to the Company’s Annual Report on Form 10-K filed on August 25, 2020).
10.4.4	Third Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2018).
10.4.5	Fourth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2018).
10.4.6	Fifth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2019).
10.4.7	Waiver and Sixth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2020).
10.4.8	Waiver and Seventh Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2021).
10.4.9	Waiver and Eighth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 28, 2021).
10.4.10	Consent, Waiver and Ninth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2022).
10.4.11	Consent, Waiver and Tenth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2022).
10.4.12	Eleventh Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 11, 2022).
10.4.13	Twelfth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2023).
10.5	Amended and Restated Continuing General Security Agreement among CPI Aerostructures, Inc. and BankUnited N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 28, 2016).
10.6**	Severance and Change in Control Agreement, dated March 9, 2022, between the Company and Dorith Hakim (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2022).
21*	Subsidiaries of the Registrant.
23.1*	Consent of RSM US LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 905 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instanse Document.
101.SCH*	XBRL Taxonomy Extension Scheme Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith.
**	Management contract compensatory plan or arrangement.
***	Furnished herewith.

Item 16. FORM 10-K SUMMARY

None

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CPI Aerostructures, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CPI Aerostructures, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Deferred Tax Asset Valuation Allowance

As described in Note 1 and Note 11 of the financial statements, the Company’s net deferred tax asset of approximately $6.6 million is net of a valuation allowance of approximately $14.9 million as of December 31, 2022. The Company recognizes deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the Company’s financial statements. Valuation allowances are provided for deferred tax assets where it is considered more likely than not that the Company will not realize the benefit of such assets. In evaluating the realizability of deferred tax assets in future periods, the available positive and negative evidence, including projected future taxable income exclusive of reversing temporary differences, history of book losses, tax planning strategies, and results of recent operations, are considered.

We identified management’s determination of the value of deferred tax assets as a critical audit matter as there is significant judgment required by management to conclude that it is more likely than not that these deferred tax assets will be realized in future periods. In addition, the auditing of these elements involved complex and subjective auditor judgment, including the need to involve personnel with specialized skill and knowledge.

Our audit procedures to evaluate management’s determination that sufficient taxable income will not be generated to realize deferred tax assets included the following, among others:

•	Evaluated the reasonableness of management’s estimate in regard to the ability to generate future taxable income and utilize the deferred tax assets by evaluating the forecast of future taxable income, including testing of management’s assumptions used in their projections.
•	Utilized personnel with specialized knowledge and skill in accounting for income taxes to assist in the evaluation of management’s assessment of positive and negative evidence and their conclusion that it is more likely than not that the Company will not realize a benefit from a portion of its deferred tax assets.

Revenue Recognition

As described in Note 2 of the financial statements, revenue for the year ended December 31, 2022 was $83 million. The majority of the Company's revenues are from long-term contracts with performance obligations satisfied over time as the Company (i) sells products with no alternative use to the Company and (ii) has an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date. The Company uses the cost-to-cost method to measure progress for its performance obligations because it best depicts the transfer of control to the customer which occurs as the Company incurs costs on its contracts.

Given the complexity and significant estimates and assumptions management makes regarding revenue and costs associated with long-term contracts with performance obligations satisfied over time, we identified revenue recognition over these contracts as a critical audit matter. Auditing these estimates required a high degree of auditor judgement and increased audit effort.

Our audit procedures related to the Company's revenue, costs and profit for these contracts included the following, among others:

•	Obtained an understanding of management’s process related to the accounting for contract revenue including cost to complete estimates for long-term contracts with performance obligations satisfied over time.
•	Performed substantive test of details on a sample of contracts with customers to ensure modifications were agreed to by the customer.
•	Performed journal entry testing related to revenue.
•	Tested the accuracy and completeness of the costs incurred to date on a sample of contracts.
•	Performed procedures, including a retrospective and prospective review, over estimated costs to complete on a sample of contracts.
•	On a sample of contracts, we evaluated whether the revenue recognition over time on contracts was appropriate based on the terms and conditions.
•	Tested the mathematical accuracy of management’s calculation of revenue recognized on a sample basis.

/s/ RSM US LLP

We have served as the Company's auditor since 2021.

New York, New York

April 14, 2023

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash	$3,847,225	$6,308,866
Accounts receivable, net	4,857,772	4,967,714
Insurance recovery receivable	3,600,000	2,850,000
Contract assets	27,384,540	24,459,339
Inventory	2,493,069	4,028,925
Refundable income taxes	40,000	40,000
Prepaid expenses and other current assets	975,830	625,075
Total Current Assets	43,198,436	43,279,919

Operating lease right-of-use assets	6,526,627	7,796,768
Property and equipment, net	1,124,556	1,646,863
Deferred tax asset	6,574,463	—
Intangibles, net	—	125,000
Goodwill	1,784,254	1,784,254
Other assets	238,744	372,741
Total Assets	$59,447,080	$55,005,545

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$8,029,996	$10,429,018
Accrued expenses	7,344,590	6,102,587
Litigation settlement obligation	3,600,000	3,003,259
Contract liabilities	6,001,726	5,122,766
Loss reserve	576,549	1,495,714
Current portion of line of credit	1,200,000	—
Current portion of long-term debt	1,719,766	3,365,181
Operating lease liabilities	1,817,811	1,580,453
Income taxes payable	11,396	5,165
Total Current Liabilities	30,301,834	31,104,143

Line of credit, net of current portion	19,800,000	21,250,000
Long-term operating lease liabilities	5,077,235	6,445,728
Long-term debt, net of current portion	70,981	1,540,747
Total Liabilities	55,250,050	60,340,618

Shareholders’ Equity (Deficit):
Common stock - $.001 par value; authorized 50,000,000 shares, 12,506,795 and 12,335,683 shares, respectively, issued and outstanding	12,507	12,336
Additional paid-in capital	73,189,449	72,833,742
Accumulated deficit	(69,004,926)	(78,181,151)
Total Shareholders’ Equity (Deficit)	4,197,030	(5,335,073)
Total Liabilities and Shareholders’ Equity (Deficit)	$59,447,080	$55,005,545

see notes to CONSOLIDATED financial statements

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2022 and 2021

	2022	2021

Revenue	$83,335,764	$103,369,544

Cost of sales	67,031,502	88,364,452

Gross profit	16,304,262	15,005,092

Selling, general and administrative expenses	11,410,067	11,823,921
Income from operations	4,894,195	3,181,171

Other income (expense):
Other income	—	4,795,000
Interest expense	(2,271,101)	(1,141,189)
Total other income (expense), net	(2,271,101)	3,653,811
Income before provision for income taxes	2,623,094	6,834,982

Provision for (benefit from) income taxes	(6,553,131)	14,609
Net income	$9,176,225	$6,820,373

Income per common share-unrestricted shares	$0.74	$0.56
Income per common share-restricted shares	$0.74	$0.56

Shares used in computing income per common share:
Unrestricted shares	12,286,781	11,960,134
Restricted shares	103,109	233,692
Total shares	12,389,890	12,193,826

see notes to CONSOLIDATED financial statements

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

Years ended December 31, 2022 and 2021

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)

Balance at January 1, 2021	11,951,271	$11,951	$72,005,841	$(85,001,524)	$(12,983,732)

Net income				6,820,373	6,820,373
Common stock forfeited	(41,199)	(42)	—	—	(42)
Stock-based compensation expense	425,611	427	827,901	—	828,328

Balance at December 31, 2021	12,335,683	12,336	72,833,742	(78,181,151)	(5,335,073)

Net income				9,176,225	9,176,225
Common stock forfeited	(220,721)	(221)	—	—	(221)
Stock-based compensation expense	391,833	392	355,707	—	356,099
Balance at December 31, 2022	12,506,795	$12,507	$73,189,449	$(69,004,926)	$4,197,030

see notes to CONSOLIDATED financial statements

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2022 and 2021

	2022	2021
Cash flows from operating activities:
Net income	$9,176,225	$6,820,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	688,096	1,029,067
Amortization of debt issuance costs	133,997	49,642
Cash expended below (in excess of) rent expense	139,006	(51,925)
Stock-based compensation expense	355,878	828,286
Deferred income taxes	(6,574,463)	—
Bad debt expense	72,099	127,413
Forgiveness of PPP loan	—	(4,795,000)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	37,843	(132,221)
Increase in insurance recovery receivable	(750,000)	(2,850,000)
Increase in contract assets	(2,925,201)	(4,729,701)
Decrease in inventory	1,535,856	2,357,363
Increase in prepaid expenses and other current assets	(350,755)	(321,422)
Decrease in accounts payable and accrued expenses	(1,157,019)	(1,499,000)
Increase in litigation settlement obligation	596,741	3,003,259
Increase in contract liabilities	878,960	3,472,217
Decrease in loss reserve	(919,165)	(513,533)
Increase in income taxes payable	6,231	4,217
Net cash provided by operating activities	944,329	2,799,035
Cash flows from investing activities:
Purchase of property and equipment	(40,789)	(29,188)
Net cash used in investing activities	(40,789)	(29,188)
Cash flows from financing activities:
Proceeds from line of credit	—	511,315
Principal payments on long-term debt	(3,365,181)	(3,005,833)
Net cash used in financing activities	(3,365,181)	(2,494,518)
Net increase (decrease) in cash	(2,461,641)	275,329
Cash at beginning of year	6,308,866	6,033,537
Cash at end of year	$3,847,225	$6,308,866
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,792,858	$1,139,532
Cash paid for (received from) income taxes	$25,291	$10,392

See notes to CONSOLIDATED financial statements

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company consists of CPI Aerostructures, Inc. (“CPI”), Welding Metallurgy, Inc. (“WMI”) and Compac Development Corporation, a wholly owned subsidiary of WMI (collectively the “Company”).

CPI is a U.S. supplier of aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets. CPI manufactures complex aerostructure assemblies, as well as aerosystems. Additionally, CPI supplies parts for maintenance, repair and overhaul (“MRO”) and kitting contracts.

An operating segment, in part, is a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker (the “CODM”) to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to a limited extent. The Company’s CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Company has determined that it has a single operating and reportable segment.

Certain balances have been reclassified to conform to presentation requirements, including consistent presentation of the components of inventory (Note 5).

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates by management. Actual results could differ from these estimates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash

The Company maintains its cash in four financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed these limits. As of December 31, 2022 and 2021, the Company had $3,763,608 and $6,195,672, respectively, of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly credit worthy.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances, net of reserves. The Company calculates and maintains its accounts receivable reserves based on customer account agings as well as identification of any anticipated collectability issues by account, if applicable. The Company writes off accounts when they are deemed to be uncollectible.

Inventory

Inventories, which consist of raw materials, work in progress and finished goods, are reported at lower of cost or net realizable value using weighted average actual cost.

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method over the estimated useful life of the asset. Leasehold improvements depreciation is computed over the shorter of the lease term or estimated useful life of the asset. Additions and improvements are capitalized, while repairs and maintenance are expensed as incurred.

Leases

The Company leases a building and various equipment. Under ASC 842, Leases (“ASC 842”), at contract inception we determine whether the contract is or contains a lease and whether the lease should be classified as an operating or a finance lease. Operating leases are included in ROU assets and operating lease liabilities in our consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The determination of the length of lease terms is affected by options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The existence of significant economic incentive is the primary consideration when assessing whether the Company is reasonably certain of exercising an option in a lease. ROU assets and liabilities are recognized at commencement date and measured as the present value of lease payments to be made over the lease term. As the interest rate implicit in the lease is not readily available for most of the Company’s leases, the Company uses its estimated incremental borrowing rate in determining the present value of lease payments. The estimated incremental borrowing rate is derived from information available at the lease commencement date. The lease ROU asset recognized at commencement is adjusted for any lease payments related to initial direct costs, prepayments, and lease incentives. The ROU asset is amortized on a straight-line basis generally over the shorter of the lease term or the estimated useful life of the underlying asset and interest on the lease liability.

Finance leases are treated as the purchase of an asset on a financing basis.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2022, the Company has right of use assets and lease liabilities of $6,526,627 and $6,895,046, respectively. At December 31, 2021, the Company had right of use assets and lease liabilities of $7,796,768 and $8,026,181, respectively.

Goodwill

Goodwill represents the excess of purchase price of an acquisition over the fair value of net assets acquired. Goodwill is not amortized but instead is assessed for impairment annually and when events and circumstances warrant an evaluation. The Company evaluates its goodwill on an annual basis during its fourth fiscal quarter. The Company has determined that it has a single operating and reportable segment, and assesses during its evaluation whether it believes it is more likely than not that the fair value of this reporting unit is greater than or less than its carrying amount by comparing the fair value of this reporting unit with its carrying value. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss. The Company performed its annual impairment assessment of goodwill as of December 31, 2022 and concluded that goodwill was not impaired.

Long-Lived Assets

The Company reviews its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable by comparing the estimated undiscounted cash flows expected to result from the use of the asset and the estimated amounts expected to be realized upon the asset’s eventual disposition with the carrying value of the asset. If the carrying amount of the asset exceeds the aforementioned estimated expected undiscounted cash flows and estimated expected disposition proceeds, the Company measures the amount of the impairment to record by comparing the carrying amount of the asset with its estimated fair value. As of December 31, 2022, the Company determined that long-lived assets were not impaired.

Short-Term Debt

The fair value of the Company’s short-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Using this method, the fair value of the Company’s short-term debt was equal to the stated value at December 31, 2022 and 2021.

Fair Value

At December 31, 2022 and 2021, the fair values of the Company’s current assets and current liabilities approximated their carrying values because of the short-term nature of these instruments.

	2022		2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Debt
Line of credit and long-term debt	$22,790,747	$22,790,747	$26,155,928	$26,155,928

We estimated the fair value of debt using market quotes and calculations based on market rates.

Income per share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share” and uses the two-class method in the calculation of earnings per share. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. During the twelve months ended December 31, 2022 and 2021, respectively, and as of December 31, 2022 and December 31, 2021, respectively, the Company had restricted shares of common stock that were considered participating securities and unrestricted shares of common stock outstanding. Earnings and losses are shared pro rata.

 For the years ended December 31, 2022 and 2021, respectively, our income per common share was calculated as follows:

	Year ended December 31, 2022	Year ended December 31, 2021
Net income	$9,176,225	$6,820,373

Income per common share-unrestricted shares	$0.74	$0.56
Income per common share-restricted shares	$0.74	$0.56

Shares used in computing income per common share:
Unrestricted shares	12,286,781	11,960,134
Restricted shares	103,109	233,692
Total shares	12,389,890	12,193,826

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee and nonemployees. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award on the grant date, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Restricted stock awards are granted at the discretion of the Company’s board of directors. These awards are restricted as to the transfer of ownership and generally vest over the requisite service period. The Company recognizes forfeitures at the time the forfeiture occurs.

Recently Issued Accounting Standards

In June 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), which require that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the increase or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. On November 15, 2019, the FASB delayed the effective date for smaller reporting companies. The amendments in this update are now effective for fiscal years beginning after December 15, 2022 and interim periods within those annual periods. Early adoption for fiscal years beginning after December 15, 2018 is permitted. Management has evaluated the effect of this update on the Company’s consolidated financial statements and currently believes it will not have a material impact.

Liquidity

At December 31, 2022, our cash balance was $3,847,225 compared to $6,308,866 at December 31, 2021, a decrease of $2,461,641. Our accounts receivable, net balance at December 31, 2022 decreased to $4,857,772 from $4,967,714 at December 31, 2021. At December 31, 2022, we had working capital of $12,896,602 compared to working capital of $12,175,776 at December 31, 2021.

It is management’s estimation that there will likely not be any individual conditions or combination of events that will occur in the coming year which would cause the Company to be unable to meet its obligations or otherwise continue as a going concern. However, there can be no assurance that such plans will accomplish their intended goals.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	REVENUE RECOGNITION

The majority of the Company’s performance obligations are satisfied over time as the Company (i) sells products with no alternative use to the Company and (ii) has an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date. This is known as the over time revenue recognition. Under the over time revenue recognition model, revenue and gross profit are recognized over the contract period as work is performed based on actual costs incurred as a percentage of total estimated costs at completion of the contract.

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

The contracts with the U.S. government typically are subject to the FAR, which provides guidance on the types of costs that are allowable in establishing prices for goods and services provided under U.S. government contracts. The pricing for commercial contractors are based on the specific negotiations with each customer and any taxes imposed by governmental authorities are excluded from revenue. The transaction price is primarily comprised of fixed consideration as the customer typically pays a fixed fee for each product sold. The Company does not adjust the amount of revenue to be recognized under a customer contract for the effects of the time value of money when the timing difference between receipt of payment and transferring the good or service is less than one year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Changes to the original estimates may be required during the life of the contract. Estimates are reviewed quarterly and the effect of any change in the total estimated costs expected at completion for a contract is reflected in revenue in the period the change becomes known. ASC 606 involves considerable use of estimates and judgment in determining revenues, costs and profits and in assigning the amounts to accounting periods. For instance, management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from the customer, and overhead cost rates, among other variables. The Company continually evaluates all of the factors related to the assumptions, risks and uncertainties inherent with the application of the cost-to-cost input method; however, it cannot be assured that estimates will be accurate. If estimates are not accurate, or a contract is terminated which will affect estimates at completion, the Company is required to adjust revenue in the period the change is determined.

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

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by contract type and revenue recognition method:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Aerostructure	$36,972,117	$35,312,287
Aerosystems	30,795,874	31,259,852
Kitting and Supply Chain Management	15,567,773	36,797,405
Total	$83,335,764	$103,369,544

	Year Ended December 31, 2022	Year Ended December 31, 2021
Revenue recognized using over time revenue recognition model	$75,911,241	$93,833,181
Revenue recognized using point in time revenue recognition model	7,424,523	9,536,363
Total	$83,335,764	$103,369,544

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2022, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $122.1 million. This represents the amount of revenue the Company expects to recognize in the future on contracts with unsatisfied or partially satisfied performance obligations as of December 31, 2022.

3.	CONTRACT ASSETS AND LIABILITIES

Contract assets represent revenue recognized on contracts in excess of amounts invoiced to the customer and the Company’s right to consideration is conditional on something other than the passage of time. Amounts may not exceed their net realizable value. Under the typical payment terms of our government contracts, the customer retains a portion of the contract price until completion of the contract, as a measure of protection for the customer. Our government contracts therefore typically result in revenue recognized in excess of billings, which we present as contract assets. Contract assets are classified as current assets. The Company’s contract liabilities represent customer payments received or due from the customer in excess of revenue recognized. Contract liabilities are classified as current liabilities.

	December 31, 2022	December 31, 2021	December 31, 2020
Contract assets	$27,384,540	$24,459,339	$19,729,638
Contract liabilities	6,001,726	5,122,766	1,650,549
Net Contract assets	$21,382,814	$19,336,573	$18,079,089

Revenue recognized for the year ended December 31, 2022, that was included in the contract liabilities balances as of January 1, 2022 was $3.6 million. Revenue recognized for the year ended December 31, 2021, that was included in the contract liabilities balances as of January 1, 2021 was $1.6 million.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables as follows:

	December 31, 2022	December 31, 2021	December 31 2020
Billed receivables	$5,139,757	$5,177,601	$5,226,468
Less: allowance for doubtful accounts	(281,985)	(209,887)	(263,562)
Total accounts receivable, net	$4,857,772	$4,967,714	$4,962,906

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	INVENTORY

The components of inventory consist of the following:

	December 31,
	2022	2021
Raw materials	$1,892,157	$2,033,216
Work in progress	685,438	1,413,672
Finished goods (Includes completed components)	3,038,859	3,568,192
Gross inventory	$5,616,454	$7,015,080
Inventory reserves	(3,123,386)	(2,986,155)
Inventory, net	$2,493,069	$4,028,925

6.	PROPERTY AND EQUIPMENT

The components of property and equipment consist of the following:

	December 31,		Estimated
	2022	2021	Useful Life (years)
Machinery and equipment	$3,978,662	$3,978,662	5 to 7
Computer equipment	4,191,040	4,191,040	5
Furniture and fixtures	709,350	709,350	7
Automobiles and trucks	13,162	13,162	5
Leasehold improvements	2,629,615	2,588,826	Lesser of lease term or 10 years
Total gross property and equipment	11,521,829	11,481,040
Less accumulated depreciation and amortization	(10,397,273)	(9,834,177)
Total property and equipment, net	$1,124,556	$1,646,863

Depreciation expense for the years ended December 31, 2022 and 2021 was $563,096 and $904,067, respectively.

During the years ended December 31, 2022 and 2021, the Company did not acquire any property and equipment under finance leases. The assets acquired under finance leases as of December 31, 2022 and 2021, are as follows:

	December 31,
	2022	2021
Machinery and equipment	$1,114,044	$1,114,044
Computer equipment	527,188	527,188
Leasehold improvements	399,800	399,800
Total assets acquired under finance leases	2,041,032	2,041,032
Less accumulated depreciation and amortization	(1,698,476)	(1,439,073)
Total assets acquired under finance leases, net	$342,556	$601,959

7.	INTANGIBLES AND GOODWILL

The components of intangibles and goodwill consist of the following:

	December 31,
	2022	2021
Gross Intangibles	$500,000	$500,000
Less: amortization of intangibles	(500,000)	(375,000)
Intangibles, net	$—	$125,000

Goodwill	$1,784,254	$1,784,254

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company acquired WMI on December 20, 2018. The acquisition was accounted for as a business combination in accordance with ASC Topic 805. Accordingly, the Company recorded the fair value of the assets and liabilities assumed at the date of acquisition. As a result of the acquisition of WMI on December 30, 2018, the Company recorded Goodwill of $1,784,254.

Also, as a result of the acquisition, the Company recorded an intangible asset of $500,000 comprised of the value of the customer relationships acquired. The useful life of the intangible asset was four years representing the remaining economic life at the time of acquisition, and is fully amortized as of December 31, 2022. Amortization expense was $125,000 during each of the years ended December 31, 2022 and December 31, 2021.

8.	LINE OF CREDIT

On March 24, 2016, the Company entered into an Amended and Restated Credit Agreement with the lenders named therein and BankUnited, N.A. (“BankUnited”) as Sole Arranger, Agent and a Lender, dated as of March 24, 2016 (as amended, the “Credit Agreement” or the “BankUnited Facility”). The BankUnited Facility originally provided for a revolving credit loan commitment of $30 million (the “Revolving Loan”) and a $10 million term loan (“Term Loan”). The Revolving Loan bears interest at a rate based upon a pricing grid, as defined in the Credit Agreement.

On May 11, 2021, the Company entered into a Waiver and Seventh Amendment (“Seventh” Amendment”) to the Credit Agreement. Under the Seventh Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to July 31, 2022, and (b) amending the leverage ratio covenant. Additionally, under the Seventh Amendment, BankUnited waived late delivery of certain financial information.

On October 28, 2021, the Company entered into a Waiver and Eighth Amendment (the “Eighth Amendment”) to the Credit Agreement. Under the Eighth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to December 31, 2022, (b) reducing the availability under the Revolving Loan from $24 million to $21 million while eliminating the requirement to maintain a minimum $3.0 million in a combination of Revolving Loan availability and unrestricted cash, (c) providing for the repayment of an additional $750,000 of the principal balance of the Term Loan in three installments of $250,000 on November 30, 2021, December 31, 2021 and March 31, 2022 in addition to $200,000 regular monthly principal payments through December 31, 2022, (d) amending the minimum debt service coverage ratio covenant, and (e) amending the maximum leverage ratio covenant. Additionally, under the Eighth Amendment, BankUnited waived certain covenant non-compliance and waived temporarily, late delivery of certain financial information. In connection with the Eighth Amendment, a $250,000 amendment fee (the “Amendment Fee”) was earned by the lenders on December 31, 2021, which the Company elected to pay in kind and accrue and capitalize rather than pay in cash. As at December 31, 2021, the Amendment Fee payable was posted by BankUnited to the Revolving Loan and on February 11, 2022, in agreement with the Company, the Amendment Fee was reclassified by BankUnited to the Term Loan. The Company has recorded this payable to its financial statements accordingly.

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 19, 2022, we entered into a Consent, Waiver and Tenth Amendment (the “Tenth Amendment”) to the Credit Agreement. Under the Tenth Amendment, the parties amended the Credit Agreement by (a) increasing the maximum leverage ratio applicable for the fiscal quarter ending September 30, 2022 to 5.0 to 1.0, (b) waiving and/or consenting to the exclusion from the Company’s covenant compliance requirements for the fiscal quarters ended December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 up to (i) $566,025 of losses incurred and reserves taken under the Borrower’s welded product contracts, and (ii) $367,045 of reserves taken with respect to the Borrower’s welded product inventory, and (c) waiving and/or consenting to the exclusion from the Company’s covenant compliance requirements for the fiscal quarters ended March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022 up to $795,997 of accrued severance and COBRA costs and employer taxes incurred by the Company during the fiscal quarter ending March 31, 2022. Additionally, under the Tenth Amendment, BankUnited waived or consented to late delivery of certain financial information required by the Credit Agreement.

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

On March 23, 2023, the Company entered into a Twelfth Amendment to the Credit Agreement (the “Twelfth Amendment”). Under the Twelfth Amendment, the parties amended the Credit Agreement by : (a) extending the maturity date of the Company’s existing revolving line of credit and its existing term loan to November 30, 2024 (under the terms of the Credit Agreement, the outstanding principal balance of the term loan will be repaid by June 30, 2023); (b) providing for reduction of the aggregate maximum principal amount of all revolving line of credit loans to $20,520,000 from October 1, 2023 through December 31, 2023, $19,800,000 from January 1, 2024 through March 31, 2024, $19,080,000 from April 1, 2024 through June 30, 2024, $18,360,000 from July 1, 2024 through September 30, 2024, and $17,640,000 from October 1, 2024 and thereafter, and for payments to be made by the Company to comply therewith (if any such payments are necessary), on the first day of each such period; and (c) payment of a $250,000 capitalized fee incurred in connection with the Eighth Amendment to the Credit Agreement in two installments, the first installment to be paid on June 1, 2023 in the amount of $116,667 and the second installment to be paid July 1, 2023 in the amount of $133,333, together with all unpaid interest accrued at the term loan interest rate on the capitalized fee through each such date.

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022 and December 31, 2021, the Company had $21,000,000 and $21,250,000, respectively, outstanding under the BankUnited Revolving Loan Facility. As of December 31, 2021, the Amendment Fee payable was posted by BankUnited to the Revolving Loan and on February 11, 2022, in agreement with the Company, the Amendment Fee was reclassified by BankUnited to the Term Loan. The Company has recorded this payable to its financial statements accordingly. $1,200,000 of the revolving line of credit matures and is payable by December 31, 2023 and the remaining balance of $19,800,000 of the revolving line of credit matures and is payable by November 30, 2024.

The BankUnited Facility is secured by all of the Company’s assets.

9.	DEBT

As described above, in connection with the Twelfth Amendment, the Company and BankUnited agreed to amend the Credit Agreement by: (a) extending the maturity date of the Company’s existing revolving line of credit and its existing term loan to November 30, 2024 (under the terms of the Credit Agreement, the outstanding principal balance of the term loan will be repaid by June 30, 2023); (b) providing for reduction of the aggregate maximum principal amount of all revolving line of credit loans to $20,520,000 from October 1, 2023 through December 31, 2023, $19,800,000 from January 1, 2024 through March 31, 2024, $19,080,000 from April 1, 2024 through June 30, 2024, $18,360,000 from July 1, 2024 through September 30, 2024, and $17,640,000 from October 1, 2024 and thereafter, and for payments to be made by the Company to comply therewith (if any such payments are necessary), on the first day of each such period; and (c) payment of a $250,000 capitalized fee incurred in connection with the Eighth Amendment to the Credit Agreement in two installments, the first installment to be paid on June 1, 2023 in the amount of $116,667 and the second installment to be paid July 1, 2023 in the amount of $133,333, together with all unpaid interest accrued at the term loan interest rate on the capitalized fee through each such date.

As described above, in connection with the Eleventh Amendment, the Company and BankUnited agreed to amend the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to November 30, 2023 or with respect to the Term Loan, if earlier, until the outstanding principal balance is paid in full (the “Term Loan Maturity Date”), (b) providing for regular monthly principal payments of $200,000 on the Term Loan from January 1, 2023 through the Term Loan Maturity Date (in addition to the Company’s existing obligation to make two principal payments on the term loan of $250,000 on each of December 31, 2022 and March 31, 2023) and (c) decreasing the interest rate on the Revolving Loan, the Term Loan and the Amendment Fee to the Prime Rate plus 3.5% effective as of November 1, 2022.

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

In 2022, as consideration for the lenders entering into the Ninth Amendment, the Company paid a $62,833 fee to the lenders. In 2021, the Company paid to BankUnited, commitment and agent fees in the amount of $250,000, together with out of pocket costs, expenses, and reasonable attorney’s fees incurred by BankUnited in connection with the Eighth Amendment. The Company has cumulatively paid approximately $908,000 of total debt issuance costs in connection with the BankUnited Facility of which approximately $131,000 is included in other assets at December 31, 2022.

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 13, 2021, the Company received notification through Dime that the PPP Loan and accrued interest thereon were fully forgiven by the SBA and that the forgiveness payment date was July 1, 2021. The forgiveness of the PPP Loan was recognized as other income during the year ended December 31, 2021.

The SBA reserves the right to audit any PPP Loan, for eligibility and other criteria, regardless of size. These audits may occur after forgiveness has been granted. In accordance with the CARES Act, all borrowers are required to maintain their PPP loan documentation for six years after the PPP Loan was forgiven and to provide that documentation to the SBA upon request.

The maturities of the long-term debt (excluding unamortized debt issuance costs) as of December 31, 2022, are as follows:

Year ending December 31,
2023	$1,719,766
2024	44,498
2025	26,483
Total	$1,790,747

Included in the long-term debt are financing leases and notes payable totaling $207,414 and $422,595 at December 31, 2022 and 2021, respectively, including a current portion of $136,433 and $215,181, respectively.

The BankUnited Facility is secured by all of the Company’s assets and both the Revolving Loan and Term Loan bear interest at the Prime Rate + 3.50%. The Prime Rate was 7.50% as of December 31, 2022 and as such, the Company’s interest rate on the Revolving Loan and Term Loan was 11.00% as of December 31, 2022.

At December 31, 2022 and 2021, the Term Loan had an aggregate principal balance due of $1,583,333 and $4,483,333, respectively, payable in monthly installments, as defined in the Credit Agreement.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	LEASES

The Company leases manufacturing and office space under an agreement classified as an operating lease. On November 10, 2021, the Company executed the second amendment to the lease agreement for its manufacturing and office space, which extends the lease agreement’s expiration date to April 30, 2026. The lease agreement does not include any renewal options. The agreement provides for an initial monthly base amount plus annual escalations through the term of the lease. In addition to the monthly base amounts in the lease agreement, the Company is required to pay real estate taxes and operating expenses during the lease terms.

The Company also leases office equipment in agreements classified as operating leases.

For the years ended December 31, 2022 and 2021, the Company’s operating lease expense was $2,101,596 and $1,873,455, respectively.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2022 were as follows:

Year ending December 31,

2023	$2,140,254
2024	2,222,280
2025	2,276,850
2026	843,772
2027	116,724
Total undiscounted operating lease payments	7,599,880
Less imputed interest	(704,834)
Present value of operating lease payments	$6,895,046

The following table sets forth the ROU assets and operating lease liabilities as of December 31, 2022 and 2021:

	2022	2021
Assets
ROU assets, net	$6,526,627	$7,796,768

Liabilities
Current operating lease liabilities	$1,817,811	$1,580,453
Long-term operating lease liabilities	5,077,235	6,445,728
Total lease liabilities	$6,895,046	$8,026,181

The amortization expense of these assets under operating leases was $1,738,989 and $1,717,365 for the years ended December 31, 2022 and 2021, respectively.

The Company’s weighted average remaining lease term for its operating leases is 3.4 years as of December 31, 2022. The Company’s weighted average discount rate for its operating leases is 5.3% as of December 31, 2022.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. The 2014 tax return was under audit by the IRS and the Company has received notification that the returns will be accepted as filed. The Company generally is no longer subject to U.S. or state examinations by tax authorities for taxable years prior to 2018. However, net operating losses utilized from prior years in subsequent years’ tax returns are subject to examination until three years after the filing of subsequent years’ tax returns. The statute of limitations expiration in foreign jurisdictions for corporate tax returns generally ranges between two and five years depending on the jurisdiction.

The provision (benefit) for income taxes consists of the following:

Year ended December 31,	2022	2021
Current:
Federal	$—	$1,210
State	21,332	13,399
Deferred:
Federal	(6,428,448)	—
State	(146,015)	—
Total	$(6,553,131)	$14,609

The difference between the income tax provision computed at the federal statutory rate and the actual tax provision (benefit) is accounted for as follows:

December 31,	2022	2021
Taxes computed at the federal statutory rate	$550,850	$1,435,346
State income tax, net	(98,499)	10,585
Research and development tax credit	(190,656)	(198,507)
Change in valuation allowance	(6,616,952)	(247,094)
PPP loan forgiveness	—	(1,006,950)
Other	51,696	(22,879)
Accrued loss reserve adjustment	(253,738)	—
Permanent differences	4,168	44,108
Provision(benefit) for income taxes	$(6,553,131)	$14,609

The components of deferred income tax assets and liabilities are as follows:

Deferred Tax Assets:	2022	2021
Allowance for doubtful accounts	$60,100	$45,794
Capitalized R&D	864,969	—
Credit carryforwards	2,193,146	2,005,909
Inventory reserve	1,130,788	1,137,436
Accrued payroll	267,819	88,118
Loss contracts reserve	46,205	185,329
Restricted stock	160,989	191,076
Other	20,659	20,244
Acquisition costs	77,762	86,841
Lease liability	1,469,551	1,751,168
Accrued legal	159,849	33,438
Disallowed interest expense	1,268,226	801,385
Net operating loss carryforward	19,493,530	20,140,818
Deferred tax assets	27,213,593	26,487,556

Valuation allowance	(14,916,923)	(22,235,611)

Deferred Tax Liabilities:
Prepaid expenses	207,980	136,381
Revenue recognition	3,966,404	2,144,797
Property and equipment	156,794	269,653
ROU asset	1,391,029	1,701,114
Deferred tax liabilities	$5,722,207	$4,251,945
Net deferred tax assets	$6,574,463	$—

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

As of December 31, 2022, the Company had approximately $88.3 million of gross net operating loss carryforwards ("NOLs") for federal tax purposes and approximately $25.0 million of post apportionment NOLs for state tax purposes. The Federal NOLs begin to expire in 2034. Losses generated in 2018 and forward of $15.9 million have an indefinite life and can offset up to 80% of taxable income in the future. Federal NOLs generated prior to 2018 can offset 100% of future taxable income. The state NOLs begin to expire in 2034.

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

Our ability to fully recognize the benefits from our NOLs is dependent upon our ability to generate sufficient income prior to their expiration. In addition, our NOL carryforwards may be limited if we experience an ownership change as defined by Section 382 of the Internal Revenue Code (“Section 382”). In general, an ownership change under Section 382 occurs if 5% shareholders increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a relevant lookback period. The Company has completed a Section 382 analysis for the year ended December 31, 2022, and believes that no ownership change occurred during the relevant lookback period that would limit our ability to use our NOLs. The sale of additional equity securities in the future may trigger an ownership change under IRC Section 382, which could significantly limit our ability to utilize our tax benefits. The Company will recognize a tax benefit in the consolidated financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50%) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes.

Assessing the realizability of deferred tax assets requires the determination of whether it is more likely than not that some portion or all the deferred tax assets will not be realized. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. As of December 31, 2022, the Company achieved three years of cumulative book income, along with projections of profitability, for which management determined that there is sufficient positive evidence to conclude that it is more likely than not that a portion of the deferred tax assets will be realized. As such, $6.5 million of the valuation allowance has been released as of December 31, 2022, leaving a balance in the valuation allowance of $14.9 million as of December 31, 2022.

The income tax (benefit) for the year ended December 31, 2022 was $(6,553,131), an effective tax (benefit) rate of (249.8%). The tax (benefit) was mostly the result of a reduction in the valuation allowance on deferred tax assets recorded by the Company during the fourth quarter of fiscal year 2022 based on management’s estimates of the likelihood and level of the future taxable income of the Company. Management makes these estimates quarterly in order to determine the appropriate level of valuation allowance to include in the Company’s financial statements at the balance sheet date.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCK-BASED COMPENSATION

Stock-based compensation expense for restricted stock in the consolidated statements of operations is summarized as follows:

	2022	2021
Cost of sales	$36,794	$51,447
Selling, general and administrative	319,084	776,839
Total stock-based compensation expense	$355,878	$828,286

The Company grants restricted stock units (“RSUs”) to its board of directors as partial compensation. These RSUs vest quarterly on a straight-line basis over a one-year period.

The Company grants shares of common stock (“Restricted Stock Awards”) to select employees. In the event that the employee’s employment is voluntarily terminated prior to certain vesting dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited.

The following table summarizes activity related to outstanding RSUs and Restricted Stock Awards for the year ended December 31, 2022:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value of Restricted Stock Awards	RSUs	Weighted Average Grant Date Fair Value of RSUs
Non-vested – January 1, 2022	285,968	$4.57	—	$—
Granted	202,719	$1.78	190,114	$2.21
Vested	(37,268)	$3.95	(190,114)	$2.21
Forfeited	(212,235)	$4.55	—	$—
Non-vested – December 31, 2022	239,184	$2.32	—	$—

As of December 31, 2022, unamortized stock-based compensation costs related to restricted share arrangements was $213,244.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	EMPLOYEE BENEFIT PLAN

On September 11, 1996, the Company’s board of directors instituted a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Code”). On October 1, 1998, the Company amended and standardized its plan as required by the Code. Pursuant to the amended plan, qualified employees may contribute a percentage of their pretax eligible compensation to the Plan and the Company will match a percentage of each employee’s contribution. Additionally, the Company has a profit-sharing plan covering all eligible employees. Contributions by the Company are at the discretion of management. The amount of contributions recorded by the Company during the years ended December 31, 2022 and 2021 amounted to $343,077 and $381,066, respectively.

14.	MAJOR CUSTOMERS

For the year ended December 31, 2022, 35%, 17%, 12% and 10% of our revenue was generated from our four largest customers. For the year ended December 31, 2021, 32%, 19%, 12% and 10% of our revenue was generated from our four largest customers.

At December 31, 2022, 38%, 21%, 17%, and 13% of accounts receivable were due from our four largest customers. At December 31, 2021, 30%, 23% and 18% of accounts receivable were due from our three largest customers.

At December 31, 2022, 27%, 20%, 16%, and 16% of our contract assets were related to our four largest customers. At December 31, 2021, 34%, 16% and 12% of our contract assets were related to our three largest customers.

15.	LEGAL PROCEEDINGS

Class Action Lawsuit

A consolidated class action lawsuit (captioned Rodriguez v. CPI Aerostructures, Inc., et al., No. 20-cv-01026) was filed in the U.S. District Court for the Eastern District of New York against the Company; Douglas McCrosson, the Company’s former Chief Executive Officer; Vincent Palazzolo, the Company’s former Chief Financial Officer; and the two underwriters of the Company’s October 16, 2018 offering of common stock, Canaccord Genuity LLC and B. Riley FBR. The Amended Complaint in the action asserted claims on behalf of two plaintiff classes: (i) purchasers of the Company’s common stock issued pursuant to and/or traceable to the Company’s offering conducted on or about October 16, 2018; and (ii) purchasers of the Company’s common stock between March 22, 2018 and February 14, 2020. The Amended Complaint alleged that the defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act by negligently permitting false and misleading statements to be included in the registration statement and prospectus supplements issued in connection with its October 16, 2018 securities offering. The Amended Complaint also alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated by the SEC, by making false and misleading statements in the Company’s periodic reports filed between March 22, 2018 and February 14, 2020. Plaintiff sought unspecified compensatory damages, including interest; rescission or a rescissory measure of damages; unspecified equitable or injunctive relief; and costs and expenses, including attorney’s fees and expert fees. On February 19, 2021, the Company moved to dismiss the Amended Complaint. Plaintiff submitted a brief in opposition to the motion to dismiss on April 23, 2021.

On May 20, 2021, the parties reached a settlement in the amount of $3,600,000, subject to court approval. On July 9, 2021, Plaintiff filed an unopposed motion for preliminary approval of the settlement. On November 10, 2021, a magistrate judge recommended that the court grant the motion for preliminary approval in its entirety. The Court adopted the recommendation on May 27, 2022, and entered an order granting preliminary approval of the settlement on June 7, 2022. On August 5, 2022, the Plaintiff filed an unopposed motion for final approval. The magistrate judge held a hearing on the final approval motion on September 9, 2022. On February 16, 2023, the magistrate judge recommended that the Court grant the final approval motion in its entirety. The Court adopted that recommendation in its entirety on March 10, 2023, and terminated the case on March 13, 2023.

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 13, 2022, the plaintiffs in the consolidated federal action informed the court that the Company and all defendants had reached an agreement in principle with all plaintiffs to settle the shareholder derivative lawsuits described above. On June 16, 2022, the plaintiffs in the consolidated federal action filed an unopposed motion for preliminary approval of the settlement. On July 22, 2022, the Court referred the motion to the magistrate judge. The magistrate judge held a conference on September 9, 2022 in the consolidated federal action. On February 14, 2023, the magistrate judge recommended that the Court grant the motion in its entirety.

On March 6, 2023, the court granted preliminary approval of the proposed settlement. The proposed settlement is subject to final approval by the court. In addition to requiring final approval by the court, the proposed settlement is subject to certain conditions, including the filing with the SEC of the stipulation of settlement agreed to by the Company and plaintiff (the “Stipulation of Settlement”), and sending notice to potential class members. The terms of the proposed settlement are set forth in the Stipulation of Settlement. Should the proposed settlement receive final approval from the Court, it will result in the dismissal of the shareholder derivative lawsuits. As part of the proposed settlement, the Company has agreed to undertake (or confirm that it has undertaken already) certain corporate governance reforms. In addition, the Company and/or its insurer have agreed to pay a total of $585,000 in attorneys’ fees to plaintiffs’ counsel.

Litigation Settlement Obligation and Insurance Recovery Receivable Pertaining to the Class Action Lawsuit and Shareholder Derivative Action

The attorneys’ fees for both the Class Action Lawsuit and the Shareholder Derivative Action will be covered and paid by our directors’ and officers’ insurance carrier, after satisfaction of our $750,000 retention. As of December 31, 2022, we have previously paid and accrued to our financial statements covered expenses totaling $750,000, and have therefore met our insurance carrier’s directors’ and officers’ retention requirement, which caps the Company’s expenses pertaining to the class action suit at $750,000. As of December 31, 2022, in order to reflect the amounts owed from our directors’ and officers’ insurance carrier and to the Plaintiffs, we have recorded to our balance sheet a litigation settlement obligation of $3,600,000 and an insurance recovery receivable of $3,600,000 owing from the Company’s insurance carrier to the Company with respect to the settlement obligation; this obligation and receivable will be relieved from our balance sheet upon the payment of the settlement amount to the Plaintiff by our directors’ and officers’ insurance carrier.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2023	CPI AEROSTRUCTURES, INC.
(Registrant)

	By:	/s/ Andrew L. Davis
Andrew L. Davis Chief Financial Officer and Secretary (Principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Terry Stinson	Chairman of the Board of Directors	April 14, 2023
Terry Stinson

/s/Carey Bond Carey Bond	Vice Chairman of the Board of Directors	April 14, 2023

/s/Dorith Hakim	Chief Executive Officer and	April 14, 2023
Dorith Hakim	President (Principal Executive Officer)

/s/ Andrew L. Davis	Chief Financial Officer and Secretary	April 14, 2023
Andrew L. Davis	(Principal Financial and Accounting Officer)

/s/ Michael Faber	Director	April 14, 2023
Michael Faber

/s/ Richard Caswell	Director	April 14, 2023
Richard Caswell