Form 10-Q
period 2023-03-31
CPI AEROSTRUCTURES INC
filed 2023-05-15
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, the registrant had 12,566,784 shares of common stock, $.001 par value, outstanding.

INDEX

Part I - Financial Information

Part I - Financial Information

Item 1 – Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2023 (Unaudited)	December 31, 2022

ASSETS
Current Assets:
Cash	$3,997,924	$3,847,225
Accounts receivable, net	5,483,915	4,857,772
Insurance recovery receivable	3,600,000	3,600,000
Contract assets	30,362,951	27,384,540
Inventory	2,334,567	2,493,069
Refundable income taxes	40,000	40,000
Prepaid expenses and other current assets	969,116	975,830
Total Current Assets	46,788,473	43,198,436

Operating lease right-of-use assets	6,071,158	6,526,627
Property and equipment, net	1,051,536	1,124,556
Deferred tax asset	6,374,470	6,574,463
Goodwill	1,784,254	1,784,254
Other assets	227,243	238,744
Total Assets	$62,297,134	$59,447,080

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,812,974	$8,029,996
Accrued expenses	5,779,242	7,344,590
Litigation settlement obligation	3,600,000	3,600,000
Contract liabilities	7,493,821	6,001,726
Loss reserve	464,044	576,549
Current portion of line of credit	1,920,000	1,200,000
Current portion of long-term debt	1,097,841	1,719,766
Operating lease liabilities, current	1,872,484	1,817,811
Income tax payable	11,396	11,396
Total Current Liabilities	33,051,802	30,301,834

Line of credit	19,080,000	19,800,000
Long-term operating lease liabilities	4,597,328	5,077,235
Long-term debt, net of current portion	48,746	70,981
Total Liabilities	56,777,876	55,250,050

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, 12,526,042 and 12,506,795 shares, respectively, issued and outstanding	12,526	12,507
Additional paid-in capital	73,528,353	73,189,449
Accumulated deficit	(68,021,621)	(69,004,926)
Total Shareholders’ Equity	5,519,258	4,197,030
Total Liabilities and Shareholders’ Equity	$62,297,134	$59,447,080

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Revenue	$22,016,668	$20,135,097
Cost of sales	17,354,152	16,700,488
Gross profit	4,662,516	3,434,609

Selling, general and administrative expenses	2,869,058	3,137,657
Income from operations	1,793,458	296,952

Interest expense	610,896	328,608
Income (loss) before provision for income taxes	1,182,562	(31,656)
Provision for income taxes	199,257	1,275
Net income (loss)	$983,305	$(32,931)

Income (loss) per common share, basic:
Income (loss) per common share-unrestricted shares	$0.08	$(0.00)
Income (loss) per common share-restricted shares	$0.08	$(0.00)

Income (loss) per common share, diluted	$0.08	$(0.00)

Shares used in computing income (loss) per common share, basic:
Unrestricted shares	12,281,115	12,072,838
Restricted shares	239,184	290,305
Total shares	12,520,299	12,363,143

Shares used in computing income (loss) per common share, diluted	12,608,189	12,363,143

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance at January 1, 2022	12,335,683	$12,336	$72,833,742	$(78,181,151)	(5,335,073)
Net Loss	—	—	—	(32,931)	(32,931)
Stock-based compensation expense	47,527	47	25,835	—	25,882
Balance at March 31, 2022	12,383,210	$12,383	$72,859,577	$(78,214,082)	$(5,342,122)

Balance at January 1, 2023	12,506,795	$12,507	$73,189,449	$(69,004,926)	4,197,030
Net Income	—	—	—	983,305	983,305
Stock-based compensation expense	19,247	19	338,904	—	338,923
Balance at March 31, 2023	12,526,042	$12,526	$73,528,353	$(68,021,621)	$5,519,258

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$983,305	$(32,931)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	116,545	171,875
Amortization of debt issuance cost	65,835	66,166
Stock-based compensation	338,923	25,882
Deferred income taxes	199,993	—
Bad debt expense	—	3,189
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(626,143)	112,188
Increase in insurance receivable	—	(624,424)
Increase in contract assets	(2,978,411)	(1,296,830)
Decrease in inventory	158,502	331,795
Decrease in prepaid expenses and other assets	6,714	209,163
Decrease in operating right-of-use assets	455,469	435,968
Increase in accounts payable and accrued expenses	1,217,630	111,453
Increase (decrease) in contract liabilities	1,492,095	(1,754,748)
Increase in settlement of litigation obligation	—	596,741
Decrease in lease liabilities	(425,234)	(392,181)
Decrease in loss reserve	(112,505)	(408,922)
Net cash provided by (used in) operating activities	892,718	(2,445,616)

Cash flows from investing activities:
Purchase of property and equipment	(43,525)	(25,317)
Net cash used in investing activities	(43,525)	(25,317)

Cash flows from financing activities:
Payments on long-term debt	(644,160)	(905,023)
Debt issuance costs paid	(54,334)	—
Net cash used in financing activities	(698,494)	(905,023)

Net increase (decrease) in cash	150,699	(3,375,956)
Cash at beginning of period	3,847,225	6,308,866
Cash at end of period	$3,997,924	$2,932,910

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$651,984	$331,441
Income taxes	$—	$1,275

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The Company consists of CPI Aerostructures, Inc. (“CPI Aero”), Welding Metallurgy, Inc. (“WMI”), a wholly owned subsidiary of CPI Aero, and Compac Development Corporation, a wholly owned subsidiary of WMI (collectively, the “Company”, “we”, “us”, or “our”).

The condensed consolidated interim financial statements of the Company as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated balance sheet at December 31, 2022 has been derived from audited consolidated financial statements, but does not include all of the information and notes required by U.S. GAAP. The Company believes that the disclosures are adequate to make the information presented not misleading.

All adjustments that, in the opinion of the management, are necessary for a fair presentation for the periods presented have been reflected. Such adjustments are of a normal, recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”). The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

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

The Company maintains its cash in four financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed insurance limits. As of March 31, 2023, the Company had $3,830,183 of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

Recently Issued Accounting Standards - Adopted

In the first quarter of 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), using a modified retrospective method, which did not result in a significant impact on the Company’s financial statements.

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

Contracts with Customers and Performance Obligations

The majority of the Company’s revenues are from long-term contracts with the U.S. government as well military and commercial contractors. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For the Company, the contract under Accounting Standards Codification Topic 606 (“ASC 606”) is typically established upon execution of a purchase order either in accordance with a long-term customer contract or on a standalone basis.

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

The contracts with the U.S. government and military contractors typically are subject to the Federal Acquisition Regulation, which provides guidance on the types of costs that are allowable in establishing prices for goods and services provided under U.S. government contracts. The pricing for commercial contracts is based on the specific negotiations with each customer and any taxes imposed by governmental authorities are excluded from revenue. The transaction price is primarily comprised of fixed consideration as the customer typically pays a fixed fee for each product sold. The Company does not adjust the amount of revenue to be recognized under a customer contract for the effects of the time value of money when the timing difference between receipt of payment and transferring the good or service is less than one year.

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

Disaggregation of Revenue

The following tables present the Company’s revenue disaggregated by contract type and revenue recognition method:

	Three months ended March 31,
	2023	2022
Aerostructure	$10,073,525	$9,186,793
Aerosystems	9,552,251	6,686,828
Kitting and Supply Chain Management	2,390,892	4,261,476
Total	$22,016,668	$20,135,097

	Three months ended March 31,
	2023	2022
Revenue recognized using over time revenue recognition model	$20,630,230	$18,495,197
Revenue recognized using point in time revenue recognition model	1,386,438	1,639,900
Total	$22,016,668	$20,135,097

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2023, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $113.3 million. This represents the amount of revenue the Company expects to recognize in the future on contracts with unsatisfied or partially satisfied performance obligations as of March 31, 2023. The majority of the Company’s performance obligations have an average duration up to approximately four years.

3.	CONTRACT ASSETS AND LIABILITIES

Contract assets represent revenue recognized on contracts in excess of amounts invoiced to the customers and the Company’s right to consideration is conditional on something other than the passage of time. Amounts may not exceed their net realizable value. Under the typical payment terms of our government as well as military contractor contracts, the customer retains a portion of the contract price until completion of the contract, as a measure of protection for the customer. Our government and military contractor contracts therefore typically result in revenue recognized in excess of billings, which we present as contract assets. Contract assets are classified as current assets. The Company’s contract liabilities represent customer payments received or due from the customer in excess of revenue recognized. Contract liabilities are classified as current liabilities.

	March 31,	December 31,
	2023	2022
Contract assets	$30,362,951	$27,384,540
Contract liabilities	7,493,821	6,001,726
Net Contract assets	$22,869,130	$21,382,814

Revenue recognized for the three months ended March 31, 2023 and 2022 that was included in the contract liabilities balance as of January 1, 2023 and 2022, respectively, was approximately $1.5 million and $2.5 million, respectively.

4.	INVENTORY

The components of inventory consisted of the following:

	March 31, 2023	December 31, 2022
Raw materials	$1,921,845	$1,892,157
Work in progress	609,372	685,438
Finished goods	3,027,697	3,038,859
Gross inventory	5,558,914	5,616,454
Inventory reserves	(3,224,347)	(3,123,386)
Inventory, net	$2,334,567	$2,493,069

5.	STOCK-BASED COMPENSATION

Stock-based compensation expense for restricted stock in the consolidated statements of operations is summarized as follows:

	2023	2022
Cost of sales	$15,077	$13,534
Selling, general and administrative	323,846	12,348
Total stock-based compensation expense	$338,923	$25,882

The Company grants restricted stock units (“RSUs”) to its board of directors as partial compensation. These RSUs vest quarterly on a straight-line basis over a one-year period.

The Company grants shares of common stock (“Restricted Stock Awards”) to select employees. In the event that the employee’s employment is voluntarily terminated prior to certain vesting dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. 85,748 shares were forfeited during the three months ended March 31, 2022, resulting in a reduction to stock-based compensation expense for the three months ended March 31, 2022 in selling, general and administrative expense of $263,148.

The following table summarizes activity related to outstanding RSUs and Restricted Stock Awards for the three months ended March 31, 2023:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value of Restricted Stock Awards	RSUs	Weighted Average Grant Date Fair Value of RSUs
Non-vested – January 1, 2023	239,184	$2.32	—	$—
Granted	—	$—	162,188	$3.42
Vested	—	$—	(40,549)	$3.42
Forfeited	—	$—	(33,749)	$3.42
Non-vested – March 31, 2023	239,184	$2.32	87,890	$3.42

As of March 31, 2023, unamortized stock-based compensation costs related to restricted share arrangements was $313,582.

6.	FAIR VALUE

Fair Value

At March 31, 2023 and December 31, 2022, the fair values of cash, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments.

	March 31, 2023
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$22,146,587	$22,146,587

	December 31, 2022
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$22,790,747	$22,790,747

We estimated the fair value of debt using market quotes and calculations based on market rates.

7.	INCOME (LOSS) PER COMMON SHARE

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share” and uses the two-class method in the calculation of earnings per share. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. During the three months ended March 31, 2023 and 2022, respectively, and as of March 31, 2023 and 2022, respectively, the Company had restricted shares of common stock that were considered participating securities and unrestricted shares of common stock outstanding. Earnings and losses are shared pro rata.

Basic and diluted income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per common share is adjusted for the incremental shares attributed to unvested RSUs. Incremental shares of 87,890 were used in the calculation of diluted income per common share for the three months ended March 31, 2023. Incremental shares of 142,587 were not used in the calculation of diluted income per common share for the three months ended March 31, 2022, as the Company was in a loss position for the three months ended March 31, 2022 and these shares would be considered anti-dilutive.

For the three months ended March 31, 2023 and 2022, respectively, our income (loss) per common share was calculated as follows:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Net income (loss)	$983,305	$(32,931)

Income (loss) per common share, basic:
Income (loss) per common share-unrestricted shares	$0.08	$(0.00)
Income (loss) per common share-restricted shares	$0.08	$(0.00)

Income (loss) per common share, diluted	$0.08	$(0.00)

Shares used in computing income (loss) per common share, basic:
Unrestricted shares	12,281,115	12,072,838
Restricted shares	239,184	290,305
Total shares	12,520,299	12,363,143

Shares used in computing income (loss) per common share, diluted	12,608,189	12,363,143

8.	DEBT

On March 24, 2016, the Company entered into the Amended and Restated Credit Agreement with the lenders named therein and BankUnited N.A. as Sole Arranger, Agent and Collateral Agent (as amended from time to time, the “Credit Agreement” or the “BankUnited Facility”). The BankUnited Facility originally provided for a revolving credit loan commitment of $30 million (the “Revolving Loan”) and a $10 million term loan (“Term Loan”). The Revolving Loan bears interest at a rate based upon a pricing grid, as defined in the Credit Agreement.

On March 23, 2023, the Company entered into a Twelfth Amendment to the Credit Agreement (the “Twelfth Amendment”). Under the Twelfth Amendment, the parties amended the Credit Agreement by : (a) extending the maturity date of the Company’s existing revolving line of credit and its existing term loan to November 30, 2024 (under the terms of the Credit Agreement, the outstanding principal balance of the term loan will be repaid by June 30, 2023); (b) providing for reduction of the aggregate maximum principal amount of all revolving line of credit loans to $20,520,000 from October 1, 2023 through December 31, 2023, $19,800,000 from January 1, 2024 through March 31, 2024, $19,080,000 from April 1, 2024 through June 30, 2024, $18,360,000 from July 1, 2024 through September 30, 2024, and $17,640,000 from October 1, 2024 and thereafter, and for payments to be made by the Company to comply therewith (if any such payments are necessary), on the first day of each such period; and (c) payment of a $250,000 capitalized fee incurred in connection with the Eighth Amendment to the Credit Agreement, which the Company entered into on October 28, 2021 (the “Eighth Amendment”) in two installments, the first installment to be paid on June 1, 2023 in the amount of $116,667 and the second installment to be paid July 1, 2023 in the amount of $133,333, together with all unpaid interest accrued at the term loan interest rate on the capitalized fee through each such date.

The Credit Agreement, as amended, requires us to maintain the following financial covenants (subject to the exclusions provided for in the previous paragraph): (a) minimum debt service coverage ratio of no less than 1.5 to 1.0 for the trailing four quarter period ended March 31, 2022, 0.95 to 1.0 for the trailing four quarter period ended June 30, 2022, and 1.5 to 1.0 for the trailing four quarter period ended September 30, 2022 and for the trailing four quarter periods ended thereafter; (b) maximum leverage ratio of no less than 7.30 to 1.0 for the trailing four quarter period ended March 31, 2022, 6.30 to 1.0 for the trailing four quarter period ended June 30, 2022, 5.0 to 1.0 for the trailing four quarter period ended September 30, 2022 and 4.0 to 1.0 for the trailing four quarter periods thereafter; (c) minimum net income after taxes as of the end of each fiscal quarter being no less than $1.00 commencing June 30, 2022; and (d) a minimum adjusted EBITDA at the end of each quarter of no less than $1.0 million (waived for the quarter ended March 31, 2022). The additional principal payments, increase in interest and the Amendment Fee provided for in the Eight Amendment and Ninth Amendment to the Credit Agreement, which the Company entered into on April 12, 2022 (the “Ninth Amendment”) are excluded for purposes of calculating compliance with each of the financial covenants.

The BankUnited Facility is secured by all of the Company’s assets and both the Revolving Loan and Term Loan bear interest at the Prime Rate + 3.50%. The Prime Rate was 8.00% as of March 31, 2023 and as such, the Company’s interest rate on the Revolving Loan and Term Loan was 11.50% as of March 31, 2023.

As of March 31, 2023 and December 31, 2022, the Company had $21,000,000 million outstanding under the Revolving Loan. $1,920,000 of the Revolving Loan is payable by March 31, 2024 and the remaining balance of $19,080,000 of the revolving line of credit matures and is payable by November 30, 2024.

The Term Loan had an aggregate principal amount of $983,333, payable in monthly installments, as defined in the agreement, as of March 31, 2023 as compared to an aggregate principal amount outstanding as of December 31, 2022 of $1,583,333.

The maturities of long-term debt (excluding unamortized debt issuance costs) are as follows:

For the Year Ending December 31,
Remainder of 2023	$1,065,758
2024	51,801
2025	29,028
Total	$1,146,587

Included in long-term debt are financing leases and other notes payable of $163,254 and $207,414 at March 31, 2023 and December 31, 2022, respectively, including a current portion of $114,508 and $136,433, respectively.

The Company has cumulatively paid approximately $962,000 of total debt issuance costs in connection with the BankUnited Facility, of which approximately $119,000 is included in other assets at March 31, 2023.

9.	MAJOR CUSTOMERS

During the three months ended March 31, 2023, our two largest customers accounted for 36% and 28% of revenue. During the three months ended March 31, 2022, our three largest customers accounted for 39%, 17% and 12% of revenue.

At March 31, 2023, 25%, 17%, 17%, and 15% of our contract assets were from four of our largest customers. At December 31, 2022, 27%, 20%, 16%, and 16% of our contract assets were related to our four largest customers.

At March 31, 2023, 29%, 16%, 14%, 12% and 11% of our accounts receivable were from our five largest customers. At December 31, 2022, 38%, 21%, 17%, and 13% of accounts receivable were due from our four largest customers.

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

For the three months ended March 31, 2023 and 2022, the Company’s operating lease expense was $546,082 and $534,991, respectively.

Future minimum lease payments under non-cancellable operating leases as of March 31, 2023 were as follows:

For the Year Ending December 31,
Remainder of 2023	$1,624,406
2024	2,222,280
2025	2,276,850
2026	843,772
2027	109,394
Thereafter	7,331
Total undiscounted operating lease payments	7,084,033
Less imputed interest	(614,221)
Present value of operating lease payments	$6,469,812

The following table sets forth the ROU assets and operating lease liabilities as of:

	March 31, 2023	December 31, 2022
Assets
ROU assets, net	$6,071,158	$6,526,627

Liabilities
Current operating lease liabilities	$1,872,484	$1,817,811
Long-term operating lease liabilities	4,597,328	5,077,235
Total lease liabilities	$6,469,812	$6,895,046

The amortization expense of these assets under operating leases was $455,392 and $435,968 for the three months ended March 31, 2023 and 2022, respectively.

The Company’s weighted average remaining lease term for its operating leases is 3.2 years as of March 31, 2023. The Company’s weighted average discount rate for its operating leases is 5.4% as of March 31, 2023.

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

The provision for income tax for the three months ended March 31, 2023 and 2022 was $199,257 and $1,275 respectively. The increase in the provision for income tax is the result of the Company’s valuation allowance on its deferred tax asset being partially released at December 31, 2022, resulting in the change in the deferred asset for the three months ending March 31, 2023 being recorded through the Company’s statement of operations for the three months ending March 31, 2023. For the three months ending March 31, 2022 the company’s deferred tax assets were fully offset by the valuation allowance, therefore there was only minimum state tax income expense recorded to the Company’s statement of operations during the three months ending March 31, 2022.

The effective income tax rate for the three months ended March 31, 2023 is 16.8%. The difference between the effective income tax rate for the three months ended March 31, 2023 and the statutory income tax rate of 21% for the three months ended March 31, 2023 is due to the estimated R&D credit, state income taxes and permanent tax differences.

The difference between the Company’s statutory tax rate and its effective rate is due to R&D credit and permanent tax differences.

12.	COMMITMENTS AND CONTINGENCIES

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

On May 20, 2021, the parties reached a settlement in the amount of $3,600,000 (the “Settlement Amount”), subject to court approval. On July 9, 2021, Plaintiff filed an unopposed motion for preliminary approval of the settlement. On November 10, 2021, a magistrate judge recommended that the court grant the motion for preliminary approval in its entirety. The court adopted the recommendation on May 27, 2022, and entered an order granting preliminary approval of the settlement on June 7, 2022. On August 5, 2022, the Plaintiff filed an unopposed motion for final approval. The magistrate judge held a hearing on the final approval motion on September 9, 2022. On February 16, 2023, the magistrate judge recommended that the Court grant the final approval motion in its entirety. The Court adopted that recommendation in its entirety on March 10, 2023, and terminated the case on March 13, 2023. On May 5, 2023, the Settlement Amount was transferred to the Plaintiff from the escrow account established for this purpose.

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

Litigation Settlement Obligation and Insurance Recovery Receivable Pertaining to the Class Action Lawsuit and Shareholder Derivative Action

The attorneys’ fees for both the Class Action Lawsuit and the Shareholder Derivative Action will be covered and paid by our directors’ and officers’ insurance carrier, after satisfaction of our $750,000 retention. As of March 31, 2023, we have previously paid and accrued to our financial statements covered expenses totaling $750,000, and have therefore met our insurance carrier’s directors’ and officers’ retention requirement, which caps the Company’s expenses pertaining to the class action suit at $750,000. As of March 31, 2023, in order to reflect the amounts owed from our directors’ and officers’ insurance carrier and to the Plaintiffs, we have recorded to our balance sheet a litigation settlement obligation of $3,600,000 and an insurance recovery receivable of $3,600,000 owing from the Company’s insurance carrier to the Company with respect to the settlement obligation; this obligation and receivable will be relieved from our balance sheet following the transfer of the Settlement Amount to the Plaintiff from the escrow account established for this purpose.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in this report.

Forward Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission (the “SEC”), the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”). We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Business Operations

We are engaged in the contract production of structural aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets. We also have a strong and growing presence in the aerosystems sector of the market, with our production of various reconnaissance pod structures and fuel panel systems. Within the global aerostructure and aerosystem supply chain, we are either a Tier 1 supplier to aircraft original equipment manufacturers (“OEMs”) or a Tier 2 subcontractor to major Tier 1 manufacturers. We also are a prime contractor to the United States Department of Defense (“DOD”), primarily the United States Air Force (“USAF”). In conjunction with our assembly operations, we provide engineering, program management, supply chain management and kitting, and maintenance, repair and overhaul (“MRO”) services.

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

Our total backlog as of March 31, 2023 and December 31, 2022 was as follows:

Backlog (Total)	March 31, 2023	December 31, 2022
Funded	$113,295,000	$122,148,000
Unfunded	402,520,000	392,352,000
Total	$515,815,000	$514,500,000

Approximately 98% of the total amount of our backlog at March 31, 2023 was attributable to government and military contractor contracts. Our backlog attributable to government and military contractor contracts at March 31, 2023 and December 31, 2022 was as follows:

Backlog (Government/Military Contractors)	March 31, 2023	December 31, 2022
Funded	$110,466,000	$119,133,000
Unfunded	394,345,000	384,652,000
Total	$504,811,000	$503,785,000

Our backlog attributable to commercial contracts at March 31, 2023 and December 31, 2022 was as follows:

Backlog (Commercial)	March 31, 2023	December 31, 2022
Funded	$2,829,000	$3,015,000
Unfunded	8,175,000	7,700,000
Total	$11,004,000	$10,715,000

The total backlog at March 31, 2023 is primarily comprised of long-term programs with Raytheon (Next Generation Jammer – Mid Band Pod), USAF (T-38), Boeing (A-10 Main Landing Gear Pod), Northrop Grumman (E-2D), Raytheon (B-52 Radar Rack), Collins Aerospace (MS-110 Pod), and Sikorsky UH-60 Gunner Window, Stabilator MRO and IR Module Assembly (HIRSS). Funded backlog is primarily from purchase orders under long-term contracts with USAF (T-38), Boeing (A-10 Main Landing Gear Pod), Sikorsky IR Module Assembly (HIRSS), Lockheed Martin F-16 Rudder Island, Northrop Grumman (E-2D) and Raytheon (Next Generation Jammer – Mid Band Pod).

Critical Accounting Policies

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K, for a discussion of our critical accounting policies. There have been no significant changes to the application of our critical accounting policies during the quarter ended March 31, 2023.

Results of Operations

Revenue

Total Revenue for the three months ended March 31, 2023 was $22,016,668 compared to $20,135,097 for the same period last year, an increase of $1,881,571 or 9.3%. The increase was primarily related to increases in Raytheon Next Generation Jammer (“NGJ”) Pods and Lockheed Martin F-16V Rudder Island and Drag Chute Canisters (“RI/DCC”), partly offset by decreases in Northrop Grumman E-2D Advanced Hawkeye Wet Outer Wing Panels (“WOWP”) , Sikorsky UH-60 BLACKHAWK Hover Infrared Suppression System (“HIRSS”) Module Assemblies and GKN UH-60 BLACKHAWK Inlet Ducts.

Revenue from military subcontracts was $18,672,893 for the three months ended March 31, 2023 compared to $17,196,495 for the three months ended March 31, 2022, an increase of $1,476,398 or 8.6%. The increase was primarily related to increases in Raytheon NGJ Pods and Lockheed Martin F-16V RI/DCC Module Assemblies, partly offset by decreases in Northrop Grumman WOWP’s, Sikorsky UH-60 BLACKHAWK HIRRS Module Assemblies, GKN UH-60 BLACKHAWK Inlet Ducts and Sikorsky UH-60 BLACKHAWK Fuel Panels.

Revenue from government military contracts was $1,408,034 for the three months ended March 31, 2023 compared to $1,529,472 for the three months ended March 31, 2022, a decrease of $121,438 or 7.9%. The decrease was primarily related to a decrease in Defense Logistics Agency (“DLA”) F-16 Structural Wing Components and MRO Services, partly offset by an increase in USAF T-38 Pacer Classic Structural Modification Kits.

Revenue from commercial subcontracts was $1,935,741 for the three months ended March 31, 2023 compared to $1,409,130 for the three months ended March 31, 2022, an increase of $526,610 or 37.4%. The increase was primarily the result of higher revenue recognized on Embraer Phenom Engine Inlet Assemblies, partly offset by lower revenue recognized on the Gulfstream G650 Wing Fixed Leading Edges.

Cost of Sales

Total Cost of Sales for the three months ended March 31, 2023 and 2022 was $17,354,152 and $16,700,488, respectively, an increase of $653,664 or 3.9%.

The components of the cost of sales were as follows:

	Three months ended
	March 31, 2023	March 31, 2022
Procurement	$12,074,601	$11,171,725
Labor	1,854,863	1,986,268
Factory overhead	3,779,878	4,267,639
Other cost of sales	(355,190)	(725,144)
Cost of sales	$17,354,152	$16,700,488

Procurement for the three months ended March 31, 2023 was $12,074,601 compared to $11,171,725 for the three months ended March 31, 2022, an increase of $902,876 or 8.1%. The increase was primarily related to increases in Raytheon NGJ Pods and Lockheed Martin RI/DCC Module Assemblies, partly offset by decreases in the Northrop Grumman WOWP’s and Sikorsky HIRRS Module Assemblies.

Labor costs for the three months ended March 31, 2023 were $1,854,863 compared to $1,986,268 for the three months ended March 31, 2022, a decrease of $131,405 or 6.6%. The decrease was primarily related to decreases in Northrop Grumman WOWP’s and Sikorsky HIRRS Module Assemblies.

Factory overhead for the three months ended March 31, 2023 was $3,779,878 compared to $4,267,639 (which included a $134,628 severance charge recorded in factory overhead during the three months ended March 31, 2022) for the three months ended March 31, 2022, a decrease of $487,761 or 11.4%. This decrease was primarily the result of lower salary and benefit costs, factory supplies and delivery charges. Excluding the $134,628 severance charge recorded during the three months ended March 31, 2022, the factory overhead for the three months ended March 31, 2023 decreased $353,133 or 7.8% from the factory overhead for the three months ended March 31, 2022. This decrease was primarily the result of lower salary and benefit costs, factory supplies and delivery charges.

Other cost of sales relates to items that can increase or decrease cost of sales such as changes in inventory levels, changes in inventory valuation, changes to inventory reserves, changes in loss contract provisions, absorption variances and direct charges to cost of sales. For the three months ended March 31, 2023, there was a reduction of these costs in the amount of $355,190 compared to a reduction of these costs in the amount of $725,144 for the three months ended March 31, 2022, a decrease of $369,954 or 51.0%. The decrease is primarily the result of a lower level of loss contract reserve reduction for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Gross Profit

Gross profit and gross profit percentage (“gross margin”) for the three months ended March 31, 2023 was $4,662,516 and 21.2%, respectively, compared to $3,434,609 and 17.1%, respectively, for the three months ended March 31, 2022, an increase of $1,227,907 and 410 basis points, respectively, for the reasons noted above.

Favorable/Unfavorable Adjustments to Gross Profit

During the three months ended March 31, 2023 and 2022, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in changes in total gross profit as follows:

	Three months ended
	March 31, 2023	March 31, 2022
Favorable adjustments	$825,981	$1,277,058
Unfavorable adjustments	(1,546,986)	(958,997)
Net adjustments	$(721,005)	$318,062

For the three months ended March 31, 2023, we evaluated all contractual data and revised estimated gross profit percentages accordingly. We had 23 contracts with favorable adjustments and 31 contracts with unfavorable adjustments, all due to changes in estimates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2023 were $2,869,058 compared to $3,137,657 (which included a $637,206 severance charge recorded in selling, general and administrative expenses during the three months ended March 31, 2022) for the three months ended March 31, 2022, a decrease of $268,599 or 8.6%. The decrease was primarily the result of lower salary and benefit expenses as well as lower insurance expenses. Excluding the aforementioned $637,206 severance charge as well as $263,148 of restricted stock forfeitures recorded during the three months ended March 31, 2022, the selling, general and administrative expenses for the three months ended March 31, 2023 increased $105,459 or 3.8% from the selling, general and administrative expenses for the three months ended March 31, 2022. This increase was primarily the result of increased salary and benefits partly offset by lower insurance expenses.

Interest expense

Interest expense for the three months ended March 31, 2023 was $610,896, compared to $328,608 for the three months ended March 31, 2022, an increase of $282,288 or 85.9%. The increase was the result of higher year-over-year interest rates charged on our outstanding debt under the Credit Agreement, partially offset by a year-over-year decrease in the amount of our outstanding debt under the Credit Agreement.

Income (Loss) Before Provision for Income Taxes

Income (Loss) before provision for income taxes for the three months ended March 31, 2023 was $1,182,562 compared to $(31,656) for the three months ended March 31, 2022, an increase of $1,214,218 for the reasons noted above.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2023 was $199,257 compared to $1,275 for the three months ended March 31, 2022, an increase of $197,982. The increase in the provision for income tax is the result of the Company’s valuation allowance on its deferred tax asset being partially released at December 31, 2022, resulting in the change in the deferred asset for the three months ending March 31, 2023 being recorded through the Company’s statement of operations for the three months ending March 31, 2023. For the three months ending March 31, 2022 the company’s deferred tax assets were fully offset by the valuation allowance, therefore there was only minimum state tax income expense recorded to the Company’s statement of operations during the three months ending March 31, 2022.

The effective income tax rate for the three months ended March 31, 2023 is 16.8%. The difference between the effective income tax rate for the three months ended March 31, 2023 and the statutory income tax rate of 21% for the three months ended March 31, 2023 is due to the estimated R&D credit, state income taxes and permanent tax differences.

Net Income (Loss) and Earnings (Loss) per Share

Net income (loss) for the three months ended March 31, 2023 of $983,305 or $0.08 per basic and diluted share, compared to $(32,931) or $(0.00) for the three months ended March 31, 2022, an increase of $1,016,236 for the reasons noted above. Basic and diluted income per share for the three months ended March 31, 2023 was calculated using 12,520,189 and 12,608,189 weighted average basic and diluted shares outstanding, respectively. Basic and diluted (loss) per share for the three months ended March 31, 2022 was calculated using 12,363,143 weighted average basic and diluted shares outstanding.

Excluding the $771,834 severance charge recorded in the first quarter of 2022 as referred to above under Cost of Sales and Selling, General and Administrative Expenses, net income for the three months ended March 31, 2023 increased $244,402 or 33.1% from net income for the three months ended March 31, 2022.

Excluding the aforementioned severance charge, basic and diluted earnings per share for the three months ended March 31, 2023 increased $0.02 or 33.3% from basic and diluted earnings per share for the three months ended March 31, 2022.

Liquidity and Capital Resources

General

At March 31, 2023, we had working capital of $13,736,671 compared to $12,896,602 at December 31, 2022, an increase of $840,069 or 6.5%. This increase was primarily the result of an increase in contract assets and accounts receivable and a decrease in accrued expenses, partly offset by an increase in contract liabilities and accounts payable.

Cash Flow

A large portion of our cash flow is used to pay for materials and processing costs associated with contracts that are in process and which do not provide for progress payments. Costs and related earnings for which we do not bill on a progress basis, and which, as a result, we bill upon shipment of products, are components of contract assets on our consolidated balance sheets and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms.

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

Some of our programs require us to expend up-front costs that may have to be amortized over a portion of production units. In the case of significant program delays and/or program cancellations, we could experience margin degradation, which may be material for costs that are not recoverable. Such charges and the loss of up-front costs could have a material impact on our liquidity and results of operations.

We continuously work to improve our payment terms from our customers, including accelerated progress payment arrangements, as well as exploring alternate funding sources.

At March 31, 2023, we had cash of $3,997,924 compared to $3,847,225 at December 31, 2022, an increase of $150,699 or 3.9%. This increase was primarily the result of cash flow from operations, partly offset by repayment of long-term debt and debt issuance costs.

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

On March 23, 2023, the Company entered into a Twelfth Amendment to the Credit Agreement (the “Twelfth Amendment”). Under the Twelfth Amendment, the parties amended the Credit Agreement by : (a) extending the maturity date of the Company’s existing revolving line of credit and its existing term loan to November 30, 2024 (under the terms of the Credit Agreement, the outstanding principal balance of the term loan will be repaid by June 30, 2023); (b) providing for reduction of the aggregate maximum principal amount of all revolving line of credit loans to $20,520,000 from October 1, 2023 through December 31, 2023, $19,800,000 from January 1, 2024 through March 31, 2024, $19,080,000 from April 1, 2024 through June 30, 2024, $18,360,000 from July 1, 2024 through September 30, 2024, and $17,640,000 from October 1, 2024 and thereafter, and for payments to be made by the Company to comply therewith (if any such payments are necessary), on the first day of each such period; and (c) payment of a $250,000 capitalized fee incurred in connection with the Eighth Amendment to the Credit Agreement, which the Company entered into on October 28, 2021 (the “Eighth Amendment”) in two installments, the first installment to be paid on June 1, 2023 in the amount of $116,667 and the second installment to be paid July 1, 2023 in the amount of $133,333, together with all unpaid interest accrued at the term loan interest rate on the capitalized fee through each such date.

The Credit Agreement, as amended, requires us to maintain the following financial covenants (subject to the exclusions provided for in the previous paragraph): (a) minimum debt service coverage ratio of no less than 1.5 to 1.0 for the trailing four quarter period ended March 31, 2022, 0.95 to 1.0 for the trailing four quarter period ended June 30, 2022, and 1.5 to 1.0 for the trailing four quarter period ended September 30, 2022 and for the trailing four quarter periods ended thereafter; (b) maximum leverage ratio of no less than 7.30 to 1.0 for the trailing four quarter period ended March 31, 2022, 6.30 to 1.0 for the trailing four quarter period ended June 30, 2022, 5.0 to 1.0 for the trailing four quarter period ended September 30, 2022 and 4.0 to 1 for the trailing four quarter periods thereafter; (c) minimum net income after taxes as of the end of each fiscal quarter being no less than $1.00 commencing June 30, 2022; and (d) a minimum adjusted EBITDA at the end of each quarter of no less than $1.0 million (waived for the quarter ended March 31, 2022). The additional principal payments, increase in interest and the Amendment Fee provided for in the Eight Amendment and Ninth Amendment to the Credit Agreement, which the Company entered into on April 12, 2022 (the “Ninth Amendment”) are excluded for purposes of calculating compliance with each of the financial covenants.

The BankUnited Facility is secured by all of the Company’s assets and both the Revolving Loan and Term Loan bear interest at the Prime Rate + 3.50%. The Prime Rate was 8.00% as of March 31, 2023 and as such, the Company’s interest rate on both the Revolving Loan and Term Loan was 11.50% as of March 31, 2023.

As of March 31, 2023 and December 31, 2022, the Company had $21,000,000 outstanding under the Revolving Loan.

As of March 31, 2023, the Term Loan, as amended by the Twelfth Amendment, had an aggregate principal amount of $983,333, payable in monthly installments, as defined in the Twelfth Amendment, as compared to an aggregate principal amount outstanding as of December 31, 2022 of $1,583,333.

There is currently no availability for borrowings under the Revolving Loan and the Company finances its operations from internally generated cash flow.

Liquidity

We believe that our existing resources as of March 31, 2023 will be sufficient to meet our current working capital needs for at least the next 12 months from the date of issuance of our consolidated financial statements. However, our working capital requirements can vary significantly, depending in part on the timing of new program awards and the payment terms with our customers and suppliers. If our working capital needs exceed our cash flows from operations, we would look to our cash balances and availability for borrowings under our borrowing arrangement to satisfy those needs, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts, if at all.

Contractual Obligations

For information concerning our contractual obligations, see Contractual Obligations under Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting for the twelve months ended December 31, 2022 based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with this evaluation, management identified deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2022. For more information on these deficiencies, see Item 9A. Controls and Procedures, included in our Annual Report on Form 10-K.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

During 2023, the Company intends to implement new controls designed to remediate the aforementioned 2022 material weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 – Legal Proceedings

Reference is made to Note 12 entitled “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of current legal proceedings, which discussion is incorporated herein by reference.

Item 1A – Risk Factors

“Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2022, includes a discussion of significant factors known to us that could materially adversely affect our business, financial condition, or results of operations. There have been no material changes from the risk factors disclosed in the Annual Report.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description

10.1	Twelfth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2023).
31.1*	Section 302 Certification by Chief Executive Officer and President
31.2*	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
32.1**	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
101.INS**	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three months ended March 31, 2023 and 2022, (ii) Condensed Consolidated Balance Sheet as of March 31, 2023 and December 31, 2022, (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2023 and 2022, (iv) Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2023 and 2022 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: May 15, 2023	By.	/s/ Dorith Hakim
Dorith Hakim
Chief Executive Officer and President (Principal Executive Officer)

Dated: May 15, 2023	By.	/s/ Andrew L. Davis
Andrew L. Davis
Chief Financial Officer (Principal Financial and Accounting Officer)