Form 10-Q
period 2023-06-30
CPI AEROSTRUCTURES INC
filed 2023-08-21
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 17, 2023, the registrant had 12,639,244 shares of common stock, $.001 par value, outstanding.

Part I - Financial Information

Item 1 - Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2023 (Unaudited)	December 31, 2022

ASSETS
Current Assets:
Cash	$3,080,672	$3,847,225
Accounts receivable, net	8,621,301	4,857,772
Insurance recovery receivable	—	3,600,000
Contract assets	30,962,061	27,384,540
Inventory	1,918,906	2,493,069
Refundable income taxes	40,000	40,000
Prepaid expenses and other current assets	565,714	975,830
Total Current Assets	45,188,654	43,198,436

Operating lease right-of-use assets	5,646,483	6,526,627
Property and equipment, net	950,732	1,124,556
Deferred tax asset	6,279,101	6,574,463
Goodwill	1,784,254	1,784,254
Other assets	234,334	238,744
Total Assets	$60,083,558	$59,447,080

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,734,379	$8,029,996
Accrued expenses	5,314,339	7,344,590
Litigation settlement obligation	—	3,600,000
Contract liabilities	8,605,354	6,001,726
Loss reserve	250,516	576,549
Current portion of line of credit	2,640,000	1,200,000
Current portion of long-term debt	221,172	1,719,766
Operating lease liabilities, current	1,921,803	1,817,811
Income tax payable	16,874	11,396
Total Current Liabilities	30,704,437	30,301,834

Line of credit, net of current portion	18,360,000	19,800,000
Long-term operating lease liabilities	4,121,087	5,077,235
Long-term debt, net of current portion	41,484	70,981
Total Liabilities	53,227,008	55,250,050

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, 12,727,167 and 12,506,795 shares, respectively, issued and outstanding	12,727	12,507
Additional paid-in capital	73,708,368	73,189,449
Accumulated deficit	(66,864,545)	(69,004,926)
Total Shareholders’ Equity	6,856,550	4,197,030
Total Liabilities and Shareholders’ Equity	$60,083,558	$59,447,080

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$20,547,555	$18,925,406	$42,564,223	$39,060,503
Cost of sales	15,943,555	15,265,716	33,297,707	31,966,204
Gross profit	4,604,000	3,659,690	9,266,516	7,094,299

Selling, general and administrative expenses	2,806,480	2,697,392	5,675,538	5,835,049
Income from operations	1,797,520	962,298	3,590,978	1,259,250

Interest expense	541,655	438,437	1,152,551	767,045
Income before provision for income taxes	1,255,865	523,861	2,438,427	492,205

Provision for income taxes	98,789	6,225	298,046	7,500
Net income	$1,157,076	$517,636	$2,140,381	$484,705

Income per common share, basic:
Income per common share-unrestricted shares	$0.09	$0.04	$0.17	$0.04
Income per common share-restricted shares	$0.09	$0.04	$0.17	$0.04

Income per common share, diluted	$0.09	$0.04	$0.17	$0.04

Shares used in computing income per common share, basic:
Unrestricted shares	12,429,894	12,305,939	12,412,068	12,275,306
Restricted shares	128,899	133,061	127,584	125,975
Total shares	12,558,793	12,439,000	12,539,652	12,401,281

Shares used in computing income per common share, diluted	12,625,241	12,534,058	12,606,100	12,496,339

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance at January 1, 2022	12,335,683	$12,336	$72,833,742	$(78,181,151)	(5,335,073)
Net Loss	—	—	—	(32,931)	(32,931)
Stock-based compensation expense	47,527	47	25,835	—	25,882
Balance at March 31, 2022	12,383,210	$12,383	$72,859,577	$(78,214,082)	$(5,342,122)
Net Income	—	—	—	517,636	517,636
Stock-based compensation expense	66,117	66	137,432	—	137,498
Balance at June 30, 2022	12,449,327	$12,449	$72,997,009	$(77,696,446)	$(4,686,988)

Balance at January 1, 2023	12,506,795	$12,507	$73,189,449	$(69,004,926)	4,197,030
Net Income	—	—	—	983,305	983,305
Stock-based compensation expense	19,247	19	338,904	—	338,923
Balance at March 31, 2023	12,526,042	$12,526	$73,528,353	$(68,021,621)	$5,519,258
Net Income	—	—	—	1,157,076	1,157,076
Common stock forfeited	(41,073)	(41)	(7,406)	—	(7,447)
Stock-based compensation expense	242,198	242	187,421	—	187,663
Balance at June 30, 2023	12,727,167	$12,727	$73,708,368	$(66,864,545)	$6,856,550

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$2,140,381	$484,705
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	233,090	343,750
Amortization of debt issuance cost	58,743	46,888
Stock-based compensation	519,139	163,380
Deferred income taxes	295,362	—
Bad debt expense	—	3,189
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,763,529)	117,972
Decrease (increase) in insurance receivable	3,600,000	(650,693)
Increase in contract assets	(3,577,521)	(3,031,844)
Decrease in inventory	574,163	441,144
Decrease in prepaid expenses and other assets	410,116	116,107
Increase in refundable income taxes		(2,335)
Decrease in operating right-of-use assets	880,144	858,812
Increase (decrease) in accounts payable and accrued expenses	1,674,132	(126,884)
Increase (decrease) in contract liabilities	2,603,628	(94,934)
(Decrease) increase in settlement of litigation obligation	(3,600,000)	596,741
Decrease in lease liabilities	(852,156)	(780,274)
Increase (decrease) in income taxes payable	5,478	(5,165)
Decrease in loss reserve	(326,033)	(577,166)
Net cash provided by (used in) operating activities	875,137	(2,096,607)

Cash flows from investing activities:
Purchase of property and equipment	(59,265)	(25,317)
Net cash used in investing activities	(59,265)	(25,317)

Cash flows from financing activities:
Payments on long-term debt	(1,528,091)	(1,560,881)
Debt issuance costs paid	(54,334)	—
Net cash used in financing activities	(1,582,425)	(1,560,881)

Net decrease in cash	(766,553)	(3,682,805)
Cash at beginning of period	3,847,225	6,308,866
Cash at end of period	$3,080,672	$2,626,061

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,193,411	$645,423
Income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The Company consists of CPI Aerostructures, Inc. (“CPI Aero”), Welding Metallurgy, Inc. (“WMI”), a wholly owned subsidiary of CPI Aero, and Compac Development Corporation, a wholly owned subsidiary of WMI (collectively, the “Company”, “we”, “us”, or “our”).

The condensed consolidated interim financial statements of the Company as of June 30, 2023 and for the six months ended June 30, 2023 and 2022 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated balance sheet at December 31, 2022 has been derived from audited consolidated financial statements, but does not include all of the information and notes required by U.S. GAAP. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

The Company maintains its cash in four financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed insurance limits. As of June 30, 2023, the Company had $2,892,826 of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

Recently Issued Accounting Standards - Adopted

In the first quarter of 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), using a modified retrospective method, which did not result in a significant impact on the Company’s financial statements.

2.	REVENUE RECOGNITION

In accordance with Accounting Standards Codification Topic 606 (“ASC 606”), the Company recognizes revenue when it transfers control of a promised good or service to a customer in an amount that reflects the consideration it expects to be entitled to in exchange for the good or service. The majority of the Company’s performance obligations are satisfied over-time as the Company (i) sells products with no alternative use to the Company and (ii) has an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date. Under the over-time revenue recognition model, revenue and gross profit are recognized over the contract period as work is performed based on actual costs incurred and an estimate of costs to complete and resulting total estimated costs at completion.

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

Changes to the original estimates may be required during the life of the contract. Estimates are reviewed quarterly and the effect of any change in the total estimated costs expected at completion for a contract is reflected in revenue in the period the change becomes known. ASC 606 involves considerable use of estimates and judgment in determining revenues, costs and profits and in assigning the amounts to accounting periods. For instance, management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by subcontractors, the availability and timing of funding from the customer, and overhead cost rates, among other variables. The Company continually evaluates all of the factors related to the assumptions, risks and uncertainties inherent with the application of the cost-to-cost input method; however, it cannot be assured that estimates will be accurate. If estimates are not accurate, or a contract is terminated which will affect estimates at completion, the Company is required to adjust revenue in the period the change is determined.

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

Disaggregation of Revenue

The following tables present the Company’s revenue disaggregated by contract type and revenue recognition method:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Aerostructures	$8,425,795	$9,819,902	$18,499,320	$19,006,695
Aerosystems	7,567,883	5,984,045	17,120,134	12,670,873
Kitting and Supply Chain Management	4,553,877	3,121,459	6,944,769	7,382,935
	$20,547,555	$18,925,406	$42,564,223	$39,060,503

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue recognized using over time revenue recognition model	$18,669,843	$16,565,696	$39,300,073	$35,060,893
Revenue recognized using point in time revenue recognition model	1,877,712	2,359,710	3,264,150	3,999,610
	$20,547,555	$18,925,406	$42,564,223	$39,060,503

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2023, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $118.2 million. This represents the amount of revenue the Company expects to recognize in the future on contracts with unsatisfied or partially satisfied performance obligations as of June 30, 2023. The majority of the Company’s performance obligations have an average duration up to approximately three years.

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

	June 30,	December 31,
	2023	2022
Contract assets	$30,962,061	$27,384,540
Contract liabilities	8,605,354	6,001,726
Net Contract assets	$22,356,707	$21,382,814

Revenue recognized for the six months ended June 30, 2023 and 2022 that was included in the contract liabilities balance as of January 1, 2023 and 2022, respectively, was approximately $1.9 million and $3.2 million, respectively.

4.	INVENTORY

The components of inventory consisted of the following:

	June 30, 2023	December 31, 2022
Raw materials	$1,822,930	$1,892,157
Work in progress	216,908	685,438
Finished goods	2,293,217	3,038,859
Gross inventory	4,333,055	5,616,454
Inventory reserves	(2,414,149)	(3,123,386)
Inventory, net	$1,918,906	$2,493,069

5.	STOCK-BASED COMPENSATION

Stock-based compensation expense for restricted stock in the consolidated statements of operations is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cost of sales	$37,171	$6,471	$52,248	$20,006
Selling, general and administrative	143,045	131,027	466,891	143,374
Total stock-based compensation expense	$180,216	$137,498	$519,139	$163,380

The Company grants restricted stock units (“RSUs”) to its board of directors as partial compensation. These RSUs vest quarterly on a straight-line basis over a one-year period.

The Company grants shares of common stock (“Restricted Stock Awards”) to select employees. In the event that the employee’s employment is voluntarily terminated prior to certain vesting dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. 85,748 shares were forfeited during the six months ended June 30, 2022, resulting in a reduction to stock-based compensation expense for the six months ended June 30, 2022 in selling, general and administrative expense of $263,148.

The following table summarizes activity related to outstanding RSUs and Restricted Stock Awards for the six months ended June 30, 2023:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value of Restricted Stock Awards	RSUs	Weighted Average Grant Date Fair Value of RSUs
Non-vested – January 1, 2023	239,184	$2.32	—	$—
Granted	212,902	$3.82	170,042	$3.44
Vested	(82,769)	$2.83	(69,845)	$3.42
Forfeited	—	$—	(33,749)	$3.42
Non-vested – June 30, 2023	369,317	$3.25	66,448	$3.47

As of June 30, 2023, unamortized stock-based compensation costs related to restricted share arrangements was $514,880.

6.	FAIR VALUE

Fair Value

At June 30, 2023 and December 31, 2022, the fair values of cash, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments.

	June 30, 2023
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$21,262,656	$21,262,656

	December 31, 2022
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$22,790,747	$22,790,747

We estimated the fair value of debt using market quotes and calculations based on market rates.

7.	INCOME PER COMMON SHARE

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share” and uses the two-class method in the calculation of earnings per share. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. During the three months and six months ended June 30, 2023 and 2022, respectively, and as of June 30, 2023 and 2022, respectively, the Company had restricted shares of common stock that were considered participating securities and unrestricted shares of common stock outstanding. Earnings and losses are shared pro rata.

Basic and diluted income per common share is computed using the weighted average number of common shares outstanding. Diluted income per common share is adjusted for the incremental shares attributed to unvested RSUs. Incremental shares of 66,448 were used in the calculation of diluted income per common share for both the three and six months ended June 30, 2023.

For the three and six months ended June 30, 2023 and 2022, respectively, our income per common share was calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$1,157,076	$517,636	$2,140,381	$484,705

Income per common share, basic:
Income per common share-unrestricted shares	$0.09	$0.04	$0.17	$0.04
Income per common share-restricted shares	$0.09	$0.04	$0.17	$0.04

Income per common share, diluted	$0.09	$0.04	$0.17	$0.04

Shares used in computing income per common share, basic:
Unrestricted shares	12,429,894	12,305,939	12,412,068	12,275,306
Restricted shares	128,899	133,061	127,584	125,975
Total shares	12,558,793	12,439,000	12,539,652	12,401,281

Shares used in computing income per common share, diluted	12,625,241	12,534,058	12,606,100	12,496,339

8.	DEBT

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

On March 23, 2023, the Company entered into a Twelfth Amendment to the Credit Agreement (the “Twelfth Amendment”). Under the Twelfth Amendment, the parties amended the Credit Agreement by : (a) extending the maturity date of the Company’s existing revolving line of credit and its existing term loan to November 30, 2024 (under the terms of the Credit Agreement, the outstanding principal balance of the term loan was repaid by June 30, 2023); (b) providing for reduction of the aggregate maximum principal amount of all revolving line of credit loans to $20,520,000 from October 1, 2023 through December 31, 2023, $19,800,000 from January 1, 2024 through June 30, 2024, $19,080,000 from April 1, 2024 through June 30, 2024, $18,360,000 from July 1, 2024 through September 30, 2024, and $17,640,000 from October 1, 2024 and thereafter, and for payments to be made by the Company to comply therewith (if any such payments are necessary), on the first day of each such period; and (c) payment of a $250,000 capitalized fee incurred in connection with the Eighth Amendment to the Credit Agreement, which the Company entered into on October 28, 2021 in two installments, the first installment paid on June 1, 2023 in the amount of $116,667 and the second installment paid July 1, 2023 in the amount of $133,333, together with all unpaid interest accrued at the term loan interest rate on the capitalized fee through each such date (the installments and interest accrued were paid on such dates).

The Credit Agreement, as amended, requires us to maintain the following financial covenants: (a) minimum debt service coverage ratio of no less than 1.5 to 1.0 for trailing four fiscal quarter periods; (b) maximum leverage ratio of no less than 4.0 to 1.0 for trailing four fiscal quarter periods; (c) minimum net income after taxes as of the end of each fiscal quarter being no less than $1.00; and (d) a minimum adjusted EBITDA at the end of each fiscal quarter of no less than $1.0 million. The additional principal payments, increase in interest and the Amendment Fee provided for in the Eight Amendment and Ninth Amendment to the Credit Agreement, which the Company entered into on April 12, 2022 are excluded for purposes of calculating compliance with each of the financial covenants.

The BankUnited Facility is secured by all of the Company’s assets and both the Revolving Loan and Term Loan bear interest at the Prime Rate + 3.50%. The Prime Rate was 8.25% as of June 30, 2023 and as such, the Company’s interest rate on the Revolving Loan and Term Loan was 11.75% as of June 30, 2023.

As of June 30, 2023 and December 31, 2022, the Company had $21,000,000 million outstanding under the Revolving Loan. $2,640,000 of the Revolving Loan is payable by June 30, 2024 and the remaining balance of $18,360,000 of the revolving line of credit matures and is payable by November 30, 2024.

The Term Loan had an aggregate principal amount of $133,333, payable in monthly installments, as defined in the Credit Agreement, as of June 30, 2023 as compared to an aggregate principal amount outstanding as of December 31, 2022 of $1,583,333.

The maturities of long-term debt (excluding unamortized debt issuance costs) are as follows:

For the Year Ending December 31,
Remainder of 2023	$181,827
2024	51,801
2025	29,028
Total	$262,656

Included in long-term debt are financing leases and other notes payable of $129,323 and $207,414 at June 30, 2023 and December 31, 2022, respectively, including a current portion of $87,838 and $136,433, respectively.

The Company has cumulatively paid approximately $962,000 of total debt issuance costs in connection with the BankUnited Facility, of which approximately $126,000 is included in other assets at June 30, 2023.

9.	MAJOR CUSTOMERS

During the six months ended June 30, 2023, our two largest customers accounted for 32% and 29% of revenue. During the six months ended June 30, 2022, our three largest customers accounted for 36%, 14% and 11% of revenue.

At June 30, 2023, 22%, 19%, 17% and 15% of our contract assets were from four of our largest customers. At December 31, 2022, 27%, 20%, 16%, and 16% of our contract assets were related to our four largest customers.

At June 30, 2023, 22%, 17%, 13%, 11% and 10% of our accounts receivable were from five of our largest customers. At December 31, 2022, 38%, 21%, 17%, and 13% of accounts receivable were due from our four largest customers.

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

For the six months ended June 30, 2023 and 2022, the Company’s operating lease expense was $1,084,968 and $1,051,911, respectively. For the three months ended June 30, 2023 and 2022, the Company’s operating lease expense was $550,942 and $516,920, respectively.

Future minimum lease payments under non-cancellable operating leases as of June 30, 2023 were as follows:

For the Year Ending December 31,
Remainder of 2023	$1,096,220
2024	2,228,784
2025	2,283,354
2026	850,276
2027	111,065
Thereafter	9,228
Total undiscounted operating lease payments	6,578,927
Less imputed interest	(536,037)
Present value of operating lease payments	$6,042,890

The following table sets forth the ROU assets and operating lease liabilities as of:

	June 30, 2023	December 31, 2022
Assets
ROU assets, net	$5,646,483	$6,526,627

Liabilities
Current operating lease liabilities	$1,921,803	$1,817,811
Long-term operating lease liabilities	4,121,087	5,077,235
Total lease liabilities	$6,042,890	$6,895,046

The Company’s weighted average remaining lease term for its operating leases is 2.9 years as of June 30, 2023. The Company’s weighted average discount rate for its operating leases is 5.4% as of June 30, 2023.

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

The provision for income tax for the six months ended June 30, 2023 and 2022 was $298,046 and $7,500, respectively. The provision for income tax for the three months ended June 30, 2023 and 2022 was $98,789 and $6,225, respectively. The increase in the year-over-year provision for income tax is the result of the Company’s valuation allowance on its deferred tax asset being partially released at December 31, 2022, resulting in the periodic change in the deferred asset for the periods subsequent to December 31, 2022 being recorded through the Company’s statement of operations during such periods. For the three and six months ending June 30, 2022 the company’s deferred tax assets were fully offset by the valuation allowance, therefore there was only minimum state tax income expense recorded to the Company’s statement of operations during those periods.

The effective income tax rate for the six months ended June 30, 2023 is 12.2%. The difference between the effective income tax rate for the six months ended June 30, 2023 and the statutory income tax rate of 21% for the six months ended June 30, 2023 is due to the estimated R&D credit, the partial release of approximately $121,000 of the Company’s valuation allowance on its deferred tax asset recorded during the three months ending June 30, 2023, state income taxes and permanent tax differences.

12.	COMMITMENTS AND CONTINGENCIES

Class Action Lawsuit

A consolidated class action lawsuit (captioned Rodriguez v. CPI Aerostructures, Inc., et al., No. 20-cv-01026) was filed in the U.S. District Court for the Eastern District of New York against the Company, Douglas McCrosson, the Company’s former Chief Executive Officer, Vincent Palazzolo, the Company’s former Chief Financial Officer, and the two underwriters of the Company’s October 16, 2018 offering of common stock, Canaccord Genuity LLC and B. Riley FBR. The Amended Complaint in the action asserted claims on behalf of two plaintiff classes: (i) purchasers of the Company’s common stock issued pursuant to and/or traceable to the Company’s offering conducted on or about October 16, 2018; and (ii) purchasers of the Company’s common stock between March 22, 2018 and February 14, 2020. The Amended Complaint alleged that the defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act by negligently permitting false and misleading statements to be included in the Company’s registration statement and prospectus supplements issued in connection with the Company’s October 16, 2018 securities offering. The Amended Complaint also alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated by the SEC, by making false and misleading statements in the Company’s periodic reports filed between March 22, 2018 and February 14, 2020. Plaintiff sought unspecified compensatory damages, including interest; rescission or a rescissory measure of damages; unspecified equitable or injunctive relief; and costs and expenses, including attorney’s fees and expert fees. On February 19, 2021, the Company moved to dismiss the Amended Complaint. Plaintiff submitted a brief in opposition to the motion to dismiss on April 23, 2021.

On May 20, 2021, the parties reached a settlement in the amount of $3,600,000 (the “Settlement Amount”), subject to court approval. On July 9, 2021, plaintiff filed an unopposed motion for preliminary approval of the settlement. On November 10, 2021, a magistrate judge recommended that the court grant the motion for preliminary approval in its entirety. The court adopted the recommendation on May 27, 2022, and entered an order granting preliminary approval of the settlement on June 7, 2022. On August 5, 2022, plaintiff filed an unopposed motion for final approval. The magistrate judge held a hearing on the final approval motion on September 9, 2022. On February 16, 2023, the magistrate judge recommended that the Court grant the final approval motion in its entirety. The Court adopted that recommendation in its entirety on March 10, 2023, and terminated the case on March 13, 2023. On May 5, 2023, the Settlement Amount was transferred to plaintiff’s counsel from the escrow account established for this purpose.

Shareholder Derivative Action

Four shareholder derivative actions, each based on substantially the same facts as those alleged in the class action discussed above, have been filed against certain current and former members of our board of directors and certain of our current and former officers.

The first action (captioned Moulton v. McCrosson, et.al., No. 20-cv-02092) was filed on May 7, 2020, in the U.S. District Court for the Eastern District of New York. It purports to assert derivative claims against the individual defendants for violations of Section 10(b) and 21D of the Exchange Act, breach of fiduciary duty, and unjust enrichment and seeks to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct. The complaint also seeks declaratory, equitable, injunctive, and monetary relief, as well as attorneys’ fees and other costs. On October 26, 2020, plaintiff filed an amended complaint. On January 27, 2021, the court stayed the action pursuant to a joint stipulation filed by the parties.

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

The fourth action (captioned Wurst, et al. v. Bazaar, et al., Index No. 605244/2021) was filed on March 24, 2021, in the Supreme Court of the State of New York (Suffolk County). The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct. The complaint also seeks declaratory, equitable, injunctive, and monetary relief, as well as attorneys’ fees and other costs. On April 12, 2021, the parties filed a joint stipulation staying the action pending further developments in the class action.

On June 13, 2022, plaintiffs in the consolidated federal action informed the court that the Company and all defendants had reached an agreement in principle with all plaintiffs to settle the shareholder derivative lawsuits described above. On June 16, 2022, plaintiffs in the consolidated federal action filed an unopposed motion for preliminary approval of the settlement. On July 22, 2022, the court referred the motion to the magistrate judge. The magistrate judge held a conference on September 9, 2022 in the consolidated federal action. On February 14, 2023, the magistrate judge recommended that the court grant the motion in its entirety. On March 6, 2023, the court granted preliminary approval of the proposed settlement.

On May 17, 2023, plaintiffs in the consolidated federal action filed an unopposed motion for final approval of the settlement. The magistrate judge held a final approval hearing on June 7, 2023. The final approval motion remains pending.

The terms of the proposed settlement are set forth in the stipulation of settlement agreed to by the Company and plaintiffs. Should the proposed settlement receive final approval from the Court, it will result in the dismissal of the shareholder derivative lawsuits. As part of the proposed settlement, the Company has agreed to undertake (or confirm that it has undertaken already) certain corporate governance reforms. In addition, the Company and/or its insurer have agreed to pay a total of $585,000 in attorneys’ fees to plaintiffs’ counsel.

Litigation Settlement Obligation and Insurance Recovery Receivable Pertaining to the Class Action Lawsuit and Shareholder Derivative Action

The attorneys’ fees for both the class action lawsuit and the shareholder derivative actions were covered and paid by our directors’ and officers’ insurance carrier, after satisfaction of our $750,000 retention. As of June 30, 2023, we had previously paid and accrued to our financial statements covered expenses totaling $750,000, and had therefore met our insurance carrier’s directors’ and officers’ retention requirement, which capped the Company’s expenses pertaining to the class action suit at $750,000. Because the Settlement Amount was transferred to counsel for plaintiff in the class action lawsuit on May 5, 2023, from the escrow account established for this purpose, we have relieved from our balance sheet, as of that date, the amounts previously owed from our directors’ and officers’ insurance carrier and to that plaintiff.

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

Recent Developments

On May 5, 2023, a settlement amount of $3,600,000, after approval by the Court, of which the Company had paid amounts totaling $750,000 as its retention limit under its directors’ and officers’ insurance policy, was transferred to counsel for plaintiff in the consolidated class action lawsuit (captioned Rodriguez v. CPI Aerostructures, Inc., et al., No. 20-cv-01026) against the Company, Douglas McCrosson, the Company’s former Chief Executive Officer, Vincent Palazzolo, the Company’s former Chief Financial Officer, and the two underwriters of the Company’s October 16, 2018 offering of common stock, Canaccord Genuity LLC and B. Riley FBR. Accordingly, we have relieved from our balance sheet, as of that date, the amounts previously owed from our directors’ and officers’ insurance carrier and to that plaintiff.

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

Our total backlog as of June 30, 2023 and December 31, 2022 was as follows:

Backlog (Total)	June 30, 2023	December 31, 2022
Funded	$118,208,000	$122,148,000
Unfunded	392,020,000	392,352,000
Total	$510,228,000	$514,500,000

Approximately 98% of the total amount of our backlog at June 30, 2023 was attributable to government and military contractor contracts. Our backlog attributable to government and military contractor contracts at June 30, 2023 and December 31, 2022 was as follows:

Backlog (Government/Military Contractors)	June 30, 2023	December 31, 2022
Funded	$116,729,000	$119,133,000
Unfunded	382,634,000	384,652,000
Total	$499,363,000	$503,785,000

Our backlog attributable to commercial contracts at June 30, 2023 and December 31, 2022 was as follows:

Backlog (Commercial)	June 30, 2023	December 31, 2022
Funded	$1,479,000	$3,015,000
Unfunded	9,386,000	7,700,000
Total	$10,865,000	$10,715,000

The total backlog at June 30, 2023 is primarily comprised of long-term programs with Raytheon (Next Generation Jammer (“NGJ”) – Mid Band Pods), Raytheon (Advanced Tactical Pods), USAF (T-38 Classic Structural Modification Kits), Collins Aerospace (Pods), Lockheed Martin (F-16 RI/DCC’s), Raytheon (B-52 Radar Racks), Sikorsky (CH-53K Welded Tubes, Sikorsky (UH-60 BLACKHAWK Gunner Windows), Embraer (Phenom 300 Engine Inlets), Northrop Grumman (E-2D Advanced Hawkeye), Boeing (A-10 Main Landing Gear Pods) and Sikorsky (UH-60 BLACKHAWK Stabilator MRO).

The funded backlog is primarily from purchase orders under long-term contracts with Raytheon NGJ – Mid Band Pods, USAF (T-38 Classic Structural Modification Kits), Collins Aerospace (Pods), Boeing (A-10 Main Landing Gear Pods), Lockheed Martin F-16 RI/DCC’s, Raytheon (Advanced Tactical Pods) and Northrop Grumman (E-2D Advanced Hawkeye).

Critical Accounting Policies

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K, for a discussion of our critical accounting policies. There have been no significant changes to the application of our critical accounting policies during the quarter ended June 30, 2023.

Results of Operations

Revenue

Total Revenue for the three months ended June 30, 2023 was $20,547,555 compared to $18,925,406 for the same period last year, an increase of $1,622,149 or 8.6%. The increase was primarily related to increases in Raytheon NGJ Pods and Raytheon B-52 Radar Racks, partly offset by decreases in Sikorsky UH-60 BLACKHAWK Hover Infrared Suppression System (“HIRSS”) Module Assemblies.

Total Revenue for the six months ended June 30, 2023 was $42,564,223 compared to $39,060,503 for the same period last year, an increase of $3,503,720 or 9.0%. The increase was primarily related to increases in Raytheon NGJ Pods and Raytheon B-52 Radar Racks, partly offset by decreases in Sikorsky UH-60 BLACKHAWK HIRSS Module Assemblies.

Revenue from military subcontracts was $16,502,026 for the three months ended June 30, 2023 compared to $15,520,336 for the three months ended June 30, 2022, an increase of $981,690 or 6.3%. The increase was primarily related to increases in Raytheon NGJ Pods and Raytheon B-52 Radar Racks, partly offset by decreases in Sikorsky UH-60 BLACKHAWK HIRSS Module Assemblies and GKN UH-60 BLACKHAWK Inlet Ducts.

Revenue from military subcontracts was $35,174,919 for the six months ended June 30, 2023 compared to $32,716,830 for the six months ended June 30, 2022, an increase of $2,458,089 or 7.5%. The increase was primarily related to increases in Raytheon NGJ Pods and Raytheon B-52 Radar Racks, partly offset by decreases in Sikorsky UH-60 BLACKHAWK HIRSS Module Assemblies, Northrop Grumman E-2D Advanced Hawkeye Wet Outer Wing Panels (“WOWP”) and Sikorsky UH-60 BLACKHAWK Gunner Windows.

Revenue from government military contracts was $2,710,925 for the three months ended June 30, 2023 compared to $1,887,074 for the three months ended June 30, 2022, an increase of $823,851 or 43.7%. The increase was primarily related to increases in USAF T-38 Pacer Classic Structural Modification Kits and DLA F-16 Structural Wing Components and MRO Services.

Revenue from government military contracts was $4,118,959 for the six months ended June 30, 2023 compared to $3,416,546 for the six months ended June 30, 2022, an increase of $702,413 or 20.6%. The increase was primarily related to increases in USAF T-38 Pacer Classic Structural Modification Kits and Defense Logistics Agency (“DLA”) F-16 Structural Wing Components and MRO Services.

Revenue from commercial subcontracts was $1,334,604 for the three months ended June 30, 2023 compared to $1,517,996 for the three months ended June 30, 2022, a decrease of $183,392 or 12.1%. The decrease was primarily the result of lower revenue recognized on the Gulfstream G650 Wing Fixed Leading Edges.

Revenue from commercial subcontracts was $3,270,345 for the six months ended June 30, 2023 compared to $2,927,126 for the six months ended June 30, 2022, an increase of $343,219 or 11.7%. The increase was primarily the result of higher revenue recognized on Embraer Phenom 300 Engine Inlet Assemblies, partly offset by lower revenue recognized on the Gulfstream G650 Wing Fixed Leading Edges.

Cost of Sales

Total Cost of Sales for the three months ended June 30, 2023 and 2022 was $15,943,555 and $15,265,716, respectively, an increase of $677,839 or 4.4%.

Total Cost of Sales for the six months ended June 30, 2023 and 2022 was $33,297,707 and $31,966,204, respectively, an increase of $1,331,503 or 4.2%.

The components of the cost of sales were as follows:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 31, 2022
Procurement	$9,655,932	$10,416,731	$21,730,533	$21,588,456
Labor	1,867,283	1,707,066	3,722,146	3,693,335
Factory overhead	4,266,566	3,754,557	8,046,445	8,045,129
Other cost of sales	153,774	(612,638)	(201,417)	(1,360,716)
Cost of sales	$15,943,555	$15,265,716	$33,297,707	$31,966,204

Procurement for the three months ended June 30, 2023 was $9,655,932 compared to $10,416,731 for the three months ended June 30, 2022, a decrease of $760,799 or 7.3%. The decrease was primarily related to a lower amount of material procurement and favorable material adjustments, primarily in Lockheed Martin F-16 RI/DCC’s, Sikorsky UH-60 BLACKHAWK Gunner Windows, and Sikorsky UH-60 BLACKHAWK HIRSS Module Assemblies, partly offset by a higher amount of material procurement and favorable material adjustments in Raytheon NGJ Pods and USAF T-38 Pacer Classic Structural Modification Kits.

Procurement for the six months ended June 30, 2023 was $21,730,533 compared to $21,588,456 for the six months ended June 30, 2022, an increase of $142,077 or 0.7%. The increase, which was partly offset by favorable material adjustments, was primarily related to a higher amount of material procurement in Sikorsky UH-60 BLACKHAWK HIRSS Module Assemblies, Northrop Grumman E-2D Advanced Hawkeye WOWP’s and Sikorsky UH-60 BLACKHAWK Gunner Windows, partly offset by a lower amount of material procurement and favorable material adjustments in Raytheon NGJ Pods, USAF T-38 Pacer Classic Structural Modification Kits, Lockheed Martin F-16 RI/DCC’s and Raytheon B-52 Radar Racks.

Labor costs for the three months ended June 30, 2023 were $1,867,283 compared to $1,707,066 for the three months ended June 30, 2022, an increase of $160,217 or 9.4%. The increase was primarily related to increases in Raytheon NGJ Pods and Boeing A-10 Main Landing Gear Pods.

Labor costs for the six months ended June 30, 2023 were $3,722,146 compared to $3,693,335 for the six months ended June 30, 2022, an increase of $28,811 or 0.8%. The increase was primarily related to increases in Raytheon NGJ Pods and Boeing A-10 Main Landing Gear Pods.

Factory overhead for the three months ended June 30, 2023 was $4,266,566 compared to $3,754,557 for the three months ended June 30, 2022, an increase of $512,009 or 13.6%. This increase was primarily the result of higher salary and benefit costs.

Factory overhead for the six months ended June 30, 2023 was $8,046,445 compared to $8,045,129 (which included a $134,628 severance charge recorded in factory overhead during the six months ended June 30, 2022) for the six months ended June 30, 2022, an increase of $1,316. Excluding the $134,628 severance charge recorded during the six months ended June 30, 2022, the factory overhead for the six months ended June 30, 2023 increased $135,944 or 1.7% from the factory overhead for the six months ended June 30, 2022. This increase was primarily the result of higher salary and benefit costs, partly offset by lower delivery service and building maintenance.

Other cost of sales relates to items that can increase or decrease cost of sales such as changes in inventory levels, changes in inventory valuation, changes to inventory reserves, changes in loss contract provisions, absorption variances and direct charges to cost of sales. For the three months ended June 30, 2023, there was $153,774 compared to a reduction of these costs in the amount of $612,638 for the three months ended June 30, 2022, an increase of $766,412 or 125.1%. The increase is primarily the result of a changes in inventory levels, and a lower level of inventory and loss contract reserves reduction for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Other cost of sales for the six months ended June 30, 2023 was a reduction of these costs in the amount of $201,417 compared to a reduction of these costs in the amount of $1,360,716 for the six months ended June 30, 2022, an increase of $1,159,299 or 85.2%. The increase is primarily the result of changes in inventory levels, and a lower level of inventory and loss contract reserves reduction for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Gross Profit

Gross profit and gross profit percentage (“gross margin”) for the three months ended June 30, 2023 was $4,604,000 and 22.4%, respectively, compared to $3,659,690 and 19.3%, respectively, for the three months ended June 30, 2022, an increase of $944,310 and 310 basis points, respectively, for the reasons noted above.

Gross profit and gross profit percentage (“gross margin”) for the six months ended June 30, 2023 was $9,266,516 and 21.8%, respectively, compared to $7,094,299 and 18.2%, respectively, for the six months ended June 30, 2022, an increase of $2,172,217 and 360 basis points, respectively, for the reasons noted above.

Favorable/Unfavorable Adjustments to Gross Profit

During the six months ended June 30, 2023 and 2022, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in changes in total gross profit as follows:

	Six months ended
	June 30, 2023	June 30, 2022
Favorable adjustments	$1,913,135	$2,725,554
Unfavorable adjustments	(2,189,848)	(2,186,363)
Net adjustments	$(276,713)	$539,191

For the six months ended June 30, 2023, we evaluated all contractual data and revised estimated gross profit percentages accordingly. We had 24 contracts with favorable adjustments and 32 contracts with unfavorable adjustments, all due to changes in estimates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2023 were $2,806,480 compared to $2,697,392 for the three months ended June 30, 2022, an increase of $109,088 or 4.0%. The increase was primarily the result of higher salary and benefit expenses, partly offset by lower insurance and legal expenses.

Selling, general and administrative expenses for the six months ended June 30, 2023 were $5,675,538 compared to $5,835,049 (which included a $637,206 severance charge recorded in selling, general and administrative expenses during the six months ended June 30, 2022) for the six months ended June 30, 2022, a decrease of $159,511 or 2.7%. The decrease was primarily the result of lower salary and benefit expenses as well as lower insurance expenses. Excluding the aforementioned $637,206 severance charge as well as $263,148 of restricted stock forfeitures recorded during the six months ended June 30, 2022, the selling, general and administrative expenses for the six months ended June 30, 2023 increased $740,843 or 15.0% from the selling, general and administrative expenses for the six months ended June 30, 2022. This increase was primarily the result of increased salary and benefits partly offset by lower insurance expenses.

Interest expense

Interest expense for the three months ended June 30, 2023 was $541,655, compared to $438,437 for the three months ended June 30, 2022, an increase of $103,218 or 23.5%. The increase was the result of higher year-over-year interest rates charged on our outstanding debt under the Credit Agreement, partially offset by a year-over-year decrease in the amount of our outstanding debt under the Credit Agreement.

Interest expense for the six months ended June 30, 2023 was $1,152,551, compared to $767,045 for the six months ended June 30, 2022, an increase of $385,506 or 50.3%. The increase was the result of higher year-over-year interest rates charged on our outstanding debt under the Credit Agreement, partially offset by a year-over-year decrease in the amount of our outstanding debt under the Credit Agreement.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended June 30, 2023 was $1,255,865 compared to $523,861 for the three months ended June 30, 2022, an increase of $732,004 or 139.7% for the reasons noted above.

Income before provision for income taxes for the six months ended June 30, 2023 was $2,438,427 compared to $492,205 for the six months ended June 30, 2022, an increase of $1,946,222 or 395.4% for the reasons noted above.

Provision for Income Taxes

Provision for income taxes for the three months ended June 30, 2023 was $98,789 compared to $6,225 for the three months ended June 30, 2022, an increase of $92,564. The increase in the provision for income tax is the result of the Company’s valuation allowance on its deferred tax asset being partially released at December 31, 2022, resulting in the change in the deferred tax asset for the three months ending June 30, 2023 being recorded through the Company’s statement of operations for the three months ending June 30, 2023. For the three months ending June 30, 2022, the company’s deferred tax assets were fully offset by the valuation allowance, therefore there was only minimum state tax income expense recorded to the Company’s statement of operations during the three months ending June 30, 2022.

The effective income tax rate for the three months ended June 30, 2023 is 7.9%. The difference between the effective income tax rate for the three months ended June 30, 2023 and the statutory income tax rate of 21% for the three months ended June 30, 2023 is primarily due to the estimated R&D credit, the partial release of approximately $121,000 of the Company’s valuation allowance on its deferred tax asset, state income taxes and permanent tax differences.

Provision for income taxes for the six months ended June 30, 2023 was $298,046 compared to $7,500 for the six months ended June 30, 2022, an increase of $290,546. The increase in the provision for income tax is the result of the Company’s valuation allowance on its deferred tax asset being partially released at December 31, 2022, resulting in the change in the deferred asset for the six months ending June 30, 2023 being recorded through the Company’s statement of operations for the six months ending June 30, 2023. For the six months ending June 30, 2022, the company’s deferred tax assets were fully offset by the valuation allowance, therefore there was only minimum state tax income expense recorded to the Company’s statement of operations during the six months ending June 30, 2022.

The effective income tax rate for the six months ended June 30, 2023 is 12.2%. The difference between the effective income tax rate for the six months ended June 30, 2023 and the statutory income tax rate of 21% for the six months ended June 30, 2023 is primarily due to the estimated R&D credit, the partial release of approximately $121,000 of the Company’s valuation allowance on its deferred tax asset, state income taxes and permanent tax differences.

Net Income and Earnings per Share

Net income for the three months ended June 30, 2023 of $1,157,076 or $0.09 per basic and diluted share, compared to $517,636 or $0.04 per basic and diluted share for the three months ended June 30, 2022, an increase of $639,440 or 123.5% for the reasons noted above. Basic and diluted income per share for the three months ended June 30, 2023 was calculated using 12,558,793 and 12,625,241 weighted average basic and diluted shares outstanding, respectively. Basic and diluted income per share for the three months ended June 30, 2022 was calculated using 12,439,000 and 12,534,058 weighted average basic and diluted shares outstanding, respectively.

Net income for the six months ended June 30, 2023 of $2,140,381 or $0.17 per basic and diluted share, compared to $484,705 or $0.04 per basic and diluted share for the six months ended June 30, 2022, an increase of $1,655,676 or 341.6% for the reasons noted above. Basic and diluted income per share for the six months ended June 30, 2023 was calculated using 12,539,652 and 12,606,100 weighted average basic and diluted shares outstanding, respectively. Basic and diluted income per share for the six months ended June 30, 2022 was calculated using 12,401,281 and 12,496,339 weighted average basic and diluted shares outstanding, respectively.

Excluding the $771,834 severance charge recorded in the first quarter of 2022 as referred to above under Cost of Sales and Selling, General and Administrative Expenses, net income for the six months ended June 30, 2023 increased $883,842 or 70.3% from net income for the six months ended June 30, 2022.

Excluding the aforementioned severance charge, basic and diluted earnings per share for the six months ended June 30, 2023 increased $0.07 or 58.8% from basic and diluted earnings per share for the six months ended June 30, 2022.

Liquidity and Capital Resources

General

At June 30, 2023, we had working capital of $14,484,217 compared to $12,896,602 at December 31, 2022, an increase of $1,587,615 or 12.3%. This increase was primarily the result of an increase in contract assets and accounts receivable and a decrease in accrued expenses, partly offset by an increase in accounts payable and contract liabilities.

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

At June 30, 2023, we had cash of $3,080,672 compared to $3,847,225 at December 31, 2022, a decrease of $766,553 or 19.9%. This decrease was primarily the result of repayment of long-term debt and debt issuance costs, partly offset by cash flow from operations.

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

On March 23, 2023, the Company entered into a Twelfth Amendment to the Credit Agreement (the “Twelfth Amendment”). Under the Twelfth Amendment, the parties amended the Credit Agreement by : (a) extending the maturity date of the Company’s existing revolving line of credit and its existing term loan to November 30, 2024 (under the terms of the Credit Agreement, the outstanding principal balance of the term loan was repaid by June 30, 2023); (b) providing for reduction of the aggregate maximum principal amount of all revolving line of credit loans to $20,520,000 from October 1, 2023 through December 31, 2023, $19,800,000 from January 1, 2024 through June 30, 2024, $19,080,000 from April 1, 2024 through June 30, 2024, $18,360,000 from July 1, 2024 through September 30, 2024, and $17,640,000 from October 1, 2024 and thereafter, and for payments to be made by the Company to comply therewith (if any such payments are necessary), on the first day of each such period; and (c) payment of a $250,000 capitalized fee incurred in connection with the Eighth Amendment to the Credit Agreement, which the Company entered into on October 28, 2021 in two installments, the first installment paid on June 1, 2023 in the amount of $116,667 and the second installment paid July 1, 2023 in the amount of $133,333, together with all unpaid interest accrued at the term loan interest rate on the capitalized fee through each such date (the installments and interest accrued were paid on such dates).

The Credit Agreement, as amended, requires us to maintain the following financial covenants: (a) minimum debt service coverage ratio of no less than 1.5 to 1.0 for trailing four fiscal quarter periods; (b) maximum leverage ratio of no less than 4.0 to 1.0 for trailing four fiscal quarter periods; (c) minimum net income after taxes as of the end of each fiscal quarter being no less than $1.00; and (d) a minimum adjusted EBITDA at the end of each fiscal quarter of no less than $1.0 million. The additional principal payments, increase in interest and the Amendment Fee provided for in the Eight Amendment and Ninth Amendment to the Credit Agreement, which the Company entered into on April 12, 2022 are excluded for purposes of calculating compliance with each of the financial covenants.

The BankUnited Facility is secured by all of the Company’s assets and both the Revolving Loan and Term Loan bear interest at the Prime Rate + 3.50%. The Prime Rate was 8.25% as of June 30, 2023 and as such, the Company’s interest rate on both the Revolving Loan and Term Loan was 11.75% as of June 30, 2023.

As of June 30, 2023 and December 31, 2022, the Company had $21,000,000 outstanding under the Revolving Loan.

As of June 30, 2023, the Term Loan, as amended by the Twelfth Amendment, had an aggregate principal amount of $133,333, payable in monthly installments, as defined in the Twelfth Amendment, as compared to an aggregate principal amount outstanding as of December 31, 2022 of $1,583,333.

There is currently no availability for borrowings under the Revolving Loan and the Company finances its operations from internally generated cash flow.

Liquidity

We believe that our existing resources as of June 30, 2023 will be sufficient to meet our current working capital needs for at least the next 12 months from the date of issuance of our consolidated financial statements. However, our working capital requirements can vary significantly, depending in part on the timing of new program awards and the payment terms with our customers and suppliers. If our working capital needs exceed our cash flows from operations, we would look to our cash balances and availability for borrowings under our borrowing arrangement to satisfy those needs, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts, if at all.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting for the twelve months ended December 31, 2022 based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with this evaluation, management identified deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2022. For more information on these deficiencies, see Item 9A. Controls and Procedures, included in our Annual Report on Form 10-K. In addition, during the quarter ended June 30, 2023, management identified a deficiency that constituted another material weakness in our internal control over financial reporting as of June 30, 2023 (see Section below entitled “Changes in Internal Control over Financial Reporting”. Based on management’s evaluation of internal control over financial reporting for the twelve months ended December 31, 2022, and as of June 30, 2023, our disclosure controls and procedures were not effective as of June 30, 2023 due to the materials weaknesses described above.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2023, we identified a material weakness in our internal control over financial reporting with respect to the process around accounting for the quarterly accrual of goods in transit to the Company including the effect on revenue and cost of sales. During the quarter ended June 20, 2023, we began to design additional internal controls to address this material weakness but did not complete remediation of this material weakness. During the quarter ended June 30, 2023, we implemented additional internal controls related to the processing and accrual of vendor invoices.

Part II - Other Information

Item 1 – Legal Proceedings

Reference is made to Note 12 entitled “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of current legal proceedings, which discussion is incorporated herein by reference.

Item 1A – Risk Factors

“Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, includes a discussion of significant factors known to us that could materially adversely affect our business, financial condition, or results of operations. There have been no material changes from the risk factors disclosed in the Annual Report.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description

10.1	CPI Aerostructures, Inc. 2016 Long Term Incentive Plan, as amended (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form 8-K filed on June 28, 2023).
31.1*	Section 302 Certification by Chief Executive Officer and President
31.2*	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
32.1**	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
101.INS**	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three months ended June 30, 2023 and 2022, (ii) Condensed Consolidated Balance Sheet as of June 30, 2023 and December 31, 2022, (iii) Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 2023 and 2022, (iv) Condensed Consolidated Statement of Changes in Equity for the three months ended June 30, 2023 and 2022 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: August 21, 2023	By.	/s/ Dorith Hakim
Dorith Hakim
Chief Executive Officer and President (Principal Executive Officer)

Dated: August 21, 2023	By.	/s/ Andrew L. Davis
Andrew L. Davis
Chief Financial Officer (Principal Financial and Accounting Officer)