Form 10-Q
period 2023-09-30
CPI AEROSTRUCTURES INC
filed 2023-11-14
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, the registrant had 12,672,406 shares of common stock, $.001 par value, outstanding.

Part I - Financial Information

Item 1 - Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2023 (Unaudited)	December 31, 2022
ASSETS
Current Assets:
Cash	$2,609,693	$3,847,225
Accounts receivable, net	9,124,187	4,857,772
Insurance recovery receivable	—	3,600,000
Contract assets	31,030,568	27,384,540
Inventory	1,650,873	2,493,069
Refundable income taxes	40,000	40,000
Prepaid expenses and other current assets	670,304	975,830
Total Current Assets	45,125,625	43,198,436

Operating lease right-of-use assets	5,196,418	6,526,627
Property and equipment, net	866,536	1,124,556
Deferred tax asset	6,074,243	6,574,463
Goodwill	1,784,254	1,784,254
Other assets	212,054	238,744
Total Assets	$59,259,130	$59,447,080

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,058,857	$8,029,996
Accrued expenses	5,409,080	7,344,590
Litigation settlement obligation	—	3,600,000
Contract liabilities	6,669,341	6,001,726
Loss reserve	371,633	576,549
Current portion of line of credit	2,400,000	1,200,000
Current portion of long-term debt	66,311	1,719,766
Operating lease liabilities, current	1,961,070	1,817,811
Income tax payable	16,874	11,396
Total Current Liabilities	29,953,166	30,301,834

Line of credit, net of current portion	18,360,000	19,800,000
Long-term operating lease liabilities	3,613,270	5,077,235
Long-term debt, net of current portion	34,064	70,981
Total Liabilities	51,960,500	55,250,050

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, 12,760,331 and 12,506,795 shares, respectively, issued and outstanding	12,761	12,507
Additional paid-in capital	73,849,050	73,189,449
Accumulated deficit	(66,563,181)	(69,004,926)
Total Shareholders’ Equity	7,298,630	4,197,030
Total Liabilities and Shareholders’ Equity	$59,259,130	$59,447,080

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$20,399,369	$20,196,913	$62,963,592	$59,257,416
Cost of sales	16,693,279	14,869,100	49,990,986	46,835,304
Gross profit	3,706,090	5,327,813	12,972,606	12,422,112

Selling, general and administrative expenses	2,535,065	2,744,265	8,210,603	8,579,314
Income from operations	1,171,025	2,583,548	4,762,003	3,842,798

Interest expense	(663,857)	(721,046)	(1,816,408)	(1,488,091)
Income before provision for income taxes	507,168	1,862,502	2,945,595	2,354,707

Provision for income taxes	205,804	3,750	503,850	11,250
Net income	$301,364	$1,858,752	$2,441,745	$2,343,457

Income per common share, basic:
Income per common share-unrestricted shares	$0.02	$0.15	$0.19	$0.19
Income per common share-restricted shares	$0.02	$0.15	$0.19	$0.19

Income per common share, diluted	$0.02	$0.15	$0.19	$0.19

Shares used in computing income per common share, basic:
Unrestricted shares	12,431,727	12,208,340	12,418,693	12,274,246
Restricted shares	328,244	93,412	195,206	88,714
Total shares	12,759,971	12,301,752	12,613,899	12,362,960

Shares used in computing income per common share, diluted	12,793,133	12,349,283	12,647,061	12,410,491

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance at January 1, 2022	12,335,683	$12,336	$72,833,742	$(78,181,151)	$(5,335,073)
Net Loss	—	—	—	(32,931)	(32,931)
Stock-based compensation expense	47,527	47	25,835	—	25,882
Balance at March 31, 2022	12,383,210	$12,383	$72,859,577	$(78,214,082)	$(5,342,122)
Net Income	—	—	—	517,636	517,636
Stock-based compensation expense	66,117	66	137,432	—	137,498
Balance at June 30, 2022	12,449,327	$12,449	$72,997,009	$(77,696,446)	$(4,686,988)
Net Income	—	—	—	1,858,752	1,858,752
Common stock forfeited	(171,495)	(171)	—	—	(171)
Stock-based compensation expense	47,527	47	85,103	—	85,150
Balance at September 30, 2022	12,325,359	$12,325	$73,082,112	$(75,837,694)	$(2,743,257)

Balance at January 1, 2023	12,506,795	$12,507	$73,189,449	$(69,004,926)	$4,197,030
Net Income	—	—	—	983,305	983,305
Stock-based compensation expense	19,247	19	338,904	—	338,923
Balance at March 31, 2023	12,526,042	$12,526	$73,528,353	$(68,021,621)	$5,519,258
Net Income	—	—	—	1,157,076	1,157,076
Common stock forfeited	(41,073)	(41)	(7,406)	—	(7,447)
Stock-based compensation expense	242,198	242	187,421	—	187,663
Balance at June 30, 2023	12,727,167	$12,727	$73,708,368	$(66,864,545)	$6,856,550
Net Income	—	—	—	301,364	301,364
Stock-based compensation expense	33,164	34	140,682	—	140,716
Balance at September 30, 2023	12,760,331	$12,761	$73,849,050	$(66,563,181)	$7,298,630

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$2,441,745	$2,343,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	350,974	515,626
Amortization of debt issuance cost	81,024	90,442
Stock-based compensation	659,855	248,359
Deferred income taxes	500,220	—
Bad debt expense	—	3,189
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,266,415)	(3,436,442)
Decrease (increase) in insurance receivable	3,600,000	(750,000)
(Increase) decrease in contract assets	(3,646,028)	302,198
Decrease in inventory	842,196	920,684
Decrease in prepaid expenses and other assets	305,526	7,887
Increase in refundable income taxes	—	(2,335)
Decrease in operating right-of-use assets	1,330,209	1,060,327
Increase in accounts payable and accrued expenses	3,093,351	801,548
Increase (decrease) in contract liabilities	667,615	(80,948)
(Decrease) increase in settlement of litigation obligation	(3,600,000)	596,741
Decrease in lease liabilities	(1,320,706)	(951,555)
Increase (decrease) in income taxes payable	5,478	(1,415)
Decrease in loss reserve	(204,916)	(860,308)
Net cash provided by operating activities	840,128	807,455

Cash flows from investing activities:
Purchase of property and equipment	(92,954)	(25,317)
Net cash used in investing activities	(92,954)	(25,317)

Cash flows from financing activities:
Payments on debt	(1,930,372)	(2,463,625)
Debt issuance costs paid	(54,334)	—
Net cash used in financing activities	(1,984,706)	(2,463,625)

Net decrease in cash	(1,237,532)	(1,681,487)
Cash at beginning of period	3,847,225	6,308,866
Cash at end of period	$2,609,693	$4,627,379

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,815,939	$1,096,800
Income taxes	$—	$17,146

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

1.	INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The Company consists of CPI Aerostructures, Inc. (“CPI Aero”), Welding Metallurgy, Inc. (“WMI”), a wholly owned subsidiary of CPI Aero, and Compac Development Corporation, a wholly owned subsidiary of WMI (collectively, the “Company”, “we”, “us”, or “our”).

The condensed consolidated interim financial statements of the Company as of September 30, 2023 and for the nine months ended September 30, 2023 and 2022 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated balance sheet at December 31, 2022 has been derived from audited consolidated financial statements, but does not include all of the information and notes required by U.S. GAAP. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

The Company maintains its cash in four financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed insurance limits. As of September 30, 2023, the Company had $2,411,288 of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

Recently Issued Accounting Standards - Adopted

In the first quarter of 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), using a modified retrospective method, which did not result in a significant impact on the Company’s financial statements.

2.	REVENUE RECOGNITION

The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606 (“ASC 606”). The majority of the Company’s performance obligations are satisfied over-time as the Company (i) sells products with no alternative use to the Company and (ii) has an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date. Under the over-time revenue recognition model, revenue and gross profit are recognized over the contract period as work is performed based on actual costs incurred and an estimate of costs to complete and resulting total estimated costs at completion.

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

Disaggregation of Revenue

The following tables present the Company’s revenue disaggregated by contract type and revenue recognition method:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Aerostructures	$9,498,513	$9,365,065	$27,932,345	$28,371,760
Aerosystems	5,040,199	8,249,935	22,225,821	20,920,808
Kitting and Supply Chain Management	5,860,657	2,581,913	12,805,426	9,964,848
	$20,399,369	$20,196,913	$62,963,592	$59,257,416

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue recognized using over time revenue recognition model	$20,053,771	$18,462,027	$59,353,845	$53,522,920
Revenue recognized using point in time revenue recognition model	345,598	1,734,886	3,609,747	5,734,496
	$20,399,369	$20,196,913	$62,963,592	$59,257,416

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2023, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $123.6 million. This represents the amount of revenue the Company expects to recognize in the future on contracts with unsatisfied or partially satisfied performance obligations as of September 30, 2023. The majority of the Company’s performance obligations have an average duration up to approximately three years.

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

	September 30,	December 31,
	2023	2022
Contract assets	$31,030,568	$27,384,540
Contract liabilities	6,669,341	6,001,726
Net Contract assets	$24,361,227	$21,382,814

Revenue recognized for the nine months ended September 30, 2023 and 2022 that was included in the contract liabilities balance as of January 1, 2023 and 2022, respectively, was approximately $3.0 million and $3.6 million, respectively.

4.	INVENTORY

The components of inventory consisted of the following:

	September 30, 2023	December 31, 2022
Raw materials	$1,270,925	$1,892,157
Work in progress	109,831	685,438
Finished goods	1,645,810	3,038,859
Gross inventory	3,026,566	5,616,454
Inventory reserves	(1,375,693)	(3,123,386)
Inventory, net	$1,650,873	$2,493,069

5.	STOCK-BASED COMPENSATION

Stock-based compensation expense for restricted stock in the consolidated statements of operations is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cost of sales	$6,612	$6,471	$58,860	$26,477
Selling, general and administrative	134,104	78,507	600,995	221,882
Total stock-based compensation expense	$140,716	$84,978	$659,855	$248,359

The Company grants restricted stock units (“RSUs”) to its board of directors as partial compensation. These RSUs vest quarterly on a straight-line basis over a one-year period.

The Company grants shares of common stock (“Restricted Stock Awards”) to select employees. In the event that the employee’s employment is voluntarily terminated prior to certain vesting dates, portions of the shares may be forfeited. In addition, if certain Company performance criteria are not achieved, portions of these shares may be forfeited. 85,748 shares were forfeited during the nine months ended September 30, 2022, resulting in a reduction to stock-based compensation expense for the nine months ended September 30, 2022 in selling, general and administrative expense of $263,148.

The following table summarizes activity related to outstanding RSUs and Restricted Stock Awards for the nine months ended September 30, 2023:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value of Restricted Stock Awards	RSUs	Weighted Average Grant Date Fair Value of RSUs
Non-vested – January 1, 2023	239,184	$2.32	—	$—
Granted	212,902	$3.82	170,042	$3.44
Vested	(82,769)	$2.83	(103,070)	$3.44
Forfeited	(41,073)	$1.60	(33,749)	$3.42
Non-vested – September 30, 2023	328,244	$3.25	33,223	$3.47

As of September 30, 2023, unamortized stock-based compensation costs related to restricted share arrangements was $373,375.

6.	FAIR VALUE

Fair Value

At September 30, 2023 and December 31, 2022, the fair values of cash, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments.

	September 30, 2023
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$20,860,375	$20,860,375

	December 31, 2022
	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt	$22,790,747	$22,790,747

We estimated the fair value of debt using market quotes and calculations based on market rates.

7.	INCOME PER COMMON SHARE

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share” and uses the two-class method in the calculation of earnings per share. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. During the three months and nine months ended September 30, 2023 and 2022, respectively, and as of September 30, 2023 and 2022, respectively, the Company had restricted shares of common stock that were considered participating securities and unrestricted shares of common stock outstanding. Earnings and losses are shared pro rata.

Basic and diluted income per common share is computed using the weighted average number of common shares outstanding. Diluted income per common share is adjusted for the incremental shares attributed to unvested RSUs. Incremental shares of 33,162 were used in the calculation of diluted income per common share for both the three and nine months ended September 30, 2023.

For the three and nine months ended September 30, 2023 and 2022, respectively, our income per common share was calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$301,364	$1,858,752	$2,441,745	$2,343,457

Income per common share, basic:
Income per common share-unrestricted shares	$0.02	$0.15	$0.19	$0.19
Income per common share-restricted shares	$0.02	$0.15	$0.19	$0.19

Income per common share, diluted	$0.02	$0.15	$0.19	$0.19

Shares used in computing income per common share, basic:
Unrestricted shares	12,431,727	12,208,340	12,418,693	12,274,246
Restricted shares	328,244	93,412	195,206	88,714
Total shares	12,759,971	12,301,752	12,613,899	12,362,960

Shares used in computing income per common share, diluted	12,793,133	12,349,283	12,647,061	12,410,491

8.	DEBT

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

On March 23, 2023, the Company entered into a Twelfth Amendment to the Credit Agreement (the “Twelfth Amendment”). Under the Twelfth Amendment, the parties amended the Credit Agreement by: (a) extending the maturity date of the Company’s existing revolving line of credit and its existing term loan to November 30, 2024 (under the terms of the Credit Agreement, the outstanding principal balance of the term loan was repaid by June 30, 2023); (b) providing for reduction of the aggregate maximum principal amount of all revolving line of credit loans to $20,520,000 from October 1, 2023 through December 31, 2023, $19,800,000 from January 1, 2024 through June 30, 2024, $19,080,000 from April 1, 2024 through June 30, 2024, $18,360,000 from July 1, 2024 through September 30, 2024, and $17,640,000 from October 1, 2024 and thereafter, and for payments to be made by the Company to comply therewith (if any such payments are necessary), on the first day of each such period; and (c) payment of a $250,000 capitalized fee incurred in connection with the Eighth Amendment to the Credit Agreement, which the Company entered into on October 28, 2021 (the “Eighth Amendment”) in two installments, the first installment paid on June 1, 2023 in the amount of $116,667 and the second installment paid July 1, 2023 in the amount of $133,333, together with all unpaid interest accrued at the term loan interest rate on the capitalized fee through each such date (the installments and interest accrued were paid on such dates).

The Credit Agreement, as amended, requires us to maintain the following financial covenants: (a) minimum debt service coverage ratio of no less than 1.5 to 1.0 for trailing four fiscal quarter periods; (b) maximum leverage ratio of no less than 4.0 to 1.0 for trailing four fiscal quarter periods; (c) minimum net income after taxes as of the end of each fiscal quarter being no less than $1.00; and (d) a minimum adjusted EBITDA at the end of each fiscal quarter of no less than $1.0 million. The additional principal payments, increase in interest and the Amendment Fee provided for in the Eighth Amendment and Ninth Amendment to the Credit Agreement, which the Company entered into on April 12, 2022 are excluded for purposes of calculating compliance with each of the financial covenants.

The BankUnited Facility is secured by all of the Company’s assets and both the Revolving Loan and Term Loan bear interest at the Prime Rate + 3.50%. The Prime Rate was 8.50% as of September 30, 2023 and as such, the Company’s interest rate on the Revolving Loan and Term Loan was 12.00% as of September 30, 2023.

As of September 30, 2023 and December 31, 2022, the Company had $20,760,000 and $21,000,000 million outstanding under the Revolving Loan, respectively. $2,400,000 of the Revolving Loan is payable by September 30, 2024 and the remaining balance of $17,640,000 of the revolving line of credit matures and is payable by November 30, 2024.

The Term Loan was fully repaid as of September 30, 2023 as compared to an aggregate principal amount outstanding as of December 31, 2022 of $1,583,333.

The Company has cumulatively paid approximately $962,000 of total debt issuance costs in connection with the BankUnited Facility, of which approximately $104,000 is included in other assets at September 30, 2023.

Also included in long-term debt are financing leases of $100,375 and $207,414 at September 30, 2023 and December 31, 2022, respectively, including a current portion of $66,311 and $136,433, respectively. The maturities of the September 30, 2023 balance of these financing leases are as follows:

For the Year Ending December 31,
Remainder of 2023	$19,546
2024	51,801
2025	29,028
Total	$100,375

9.	MAJOR CUSTOMERS

During the nine months ended September 30, 2023, our four largest customers accounted for 31%, 26%, 12% and 10% of revenue. During the nine months ended September 30, 2022, our three largest customers accounted for 38%, 14% and 12% of revenue.

At September 30, 2023, 27%, 19%, 17% and 15% of our contract assets were from four of our largest customers. At December 31, 2022, 27%, 20%, 16%, and 16% of our contract assets were related to our four largest customers.

At September 30, 2023, 34% and 31% of our accounts receivable were from two of our largest customers. At December 31, 2022, 38%, 21%, 17%, and 13% of accounts receivable were due from our four largest customers.

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

For the nine months ended September 30, 2023 and 2022, the Company’s operating lease expense was $1,612,713 and $1,579,879, respectively. For the three months ended September 30, 2023 and 2022, the Company’s operating lease expense was $529,624 and $529,004, respectively.

Future minimum lease payments under non-cancellable operating leases as of September 30, 2023 were as follows:

For the Year Ending December 31,
Remainder of 2023	$548,110
2024	2,228,784
2025	2,283,354
2026	850,276
2027	111,065
Thereafter	9,228
Total undiscounted operating lease payments	6,030,817
Less imputed interest	(456,477)
Present value of operating lease payments	$5,574,340

The following table sets forth the Right of Use assets and operating lease liabilities as of:

	September 30, 2023	December 31, 2022
Assets
Right of Use assets, net	$5,196,418	$6,526,627

Liabilities
Current operating lease liabilities	$1,961,070	$1,817,811
Long-term operating lease liabilities	3,613,270	5,077,235
Total lease liabilities	$5,574,340	$6,895,046

The Company’s weighted average remaining lease term for its operating leases is 2.7 years as of September 30, 2023. The Company’s weighted average discount rate for its operating leases is 5.42% as of September 30, 2023.

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

The provision for income tax for the nine months ended September 30, 2023 and 2022 was $503,850 and $11,250, respectively. The provision for income tax for the three months ended September 30, 2023 and 2022 was $205,804 and $3,750, respectively. The increase in the year-over-year provision for income tax is the result of the Company’s valuation allowance on its deferred tax asset being partially released at December 31, 2022, resulting in the periodic change in the deferred asset for the periods subsequent to December 31, 2022 being recorded through the Company’s statement of operations during such periods. For the three and nine months ending September 30, 2022 the company’s deferred tax assets were fully offset by the valuation allowance, therefore there was only minimum state tax income expense recorded to the Company’s statement of operations during those periods.

The effective income tax rate for the nine months ended September 30, 2023 is 17.1%. The difference between the effective income tax rate for the nine months ended September 30, 2023 and the statutory income tax rate of 21.0% for the nine months ended September 30, 2023 is due primarily to the estimated R&D credit, the partial release of approximately $122,500 of the Company’s valuation allowance on its deferred tax asset recorded during the nine months ending September 30, 2023, state income taxes and permanent tax differences.

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

On May 17, 2023, plaintiffs in the consolidated federal action filed an unopposed motion for final approval of the settlement. The magistrate judge held a final approval hearing on June 7, 2023. On October 27, 2023, the magistrate judge recommended that the Court grant the final approval motion in its entirety. The final approval motion remains pending.

The terms of the proposed settlement are set forth in the stipulation of settlement agreed to by the Company and plaintiffs. Should the proposed settlement receive final approval from the Court, it will result in the dismissal of the shareholder derivative lawsuits. As part of the proposed settlement, the Company has agreed to undertake (or confirm that it has undertaken already) certain corporate governance reforms. In addition, the Company and/or its insurer have agreed to pay a total of $585,000 in attorneys’ fees to plaintiffs’ counsel. The Company’s insurer paid the full amount due of $585,000.

Litigation Settlement Obligation and Insurance Recovery Receivable Pertaining to the Class Action Lawsuit and Shareholder Derivative Action

The attorneys’ fees for both the class action lawsuit and the shareholder derivative actions were covered and paid by our directors’ and officers’ insurance carrier, after satisfaction of our $750,000 retention. As of September 30, 2023, we had previously paid and accrued to our financial statements covered expenses totaling $750,000, and had therefore met our insurance carrier’s directors’ and officers’ retention requirement, which capped the Company’s expenses pertaining to the class action suit at $750,000. Because the Settlement Amount was transferred to counsel for plaintiff in the class action lawsuit on May 5, 2023, from the escrow account established for this purpose, we have relieved from our balance sheet, as of that date, the amounts previously owed from our directors’ and officers’ insurance carrier and to that plaintiff.

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

None.

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

Our total backlog as of September 30, 2023 and December 31, 2022 was as follows:

Backlog (Total)	September 30, 2023	December 31, 2022
Funded	$123,604,000	$122,148,000
Unfunded	379,336,000	392,352,000
Total	$502,940,000	$514,500,000

Approximately 98% of the total amount of our backlog at September 30, 2023 was attributable to government and military contractor contracts. Our backlog attributable to government and military contractor contracts at September 30, 2023 and December 31, 2022 was as follows:

Backlog (Government/Military Contractors)	September 30, 2023	December 31, 2022
Funded	$120,559,000	$119,133,000
Unfunded	371,575,000	384,652,000
Total	$492,134,000	$503,785,000

Our backlog attributable to commercial contracts at September 30, 2023 and December 31, 2022 was as follows:

Backlog (Commercial)	September 30, 2023	December 31, 2022
Funded	$3,045,000	$3,015,000
Unfunded	7,760,000	7,700,000
Total	$10,805,000	$10,715,000

The total backlog at September 30, 2023 is primarily comprised of long-term programs with Raytheon (Next Generation Jammer (“NGJ”) – Mid Band Pods), Raytheon (Advanced Tactical Pods), USAF (T-38 Classic Structural Modification Kits), Lockheed Martin (F-16 RI/DCC’s), Collins Aerospace (Pods), Raytheon (B-52 Radar Racks), Sikorsky (CH-53K Welded Tubes), Sikorsky (UH-60 BLACKHAWK Gunner Windows), Embraer (Phenom 300 Engine Inlets), Sikorsky (S-92 Structural Modification Kits), Boeing (A-10 Main Landing Gear Pods) and Sikorsky (UH-60 BLACKHAWK Stabilator MRO).

The funded backlog is primarily from purchase orders under long-term contracts with Raytheon (NGJ – Mid Band Pods), USAF (T-38 Classic Structural Modification Kits), Lockheed Martin (F-16 RI/DCC’s), Collins Aerospace (Pods), Boeing (A-10 Main Landing Gear Pods), Sikorsky (CH-53K Welded Tubes), Raytheon (Advanced Tactical Pods), Sikorsky (UH-60 BLACKHAWK Gunner Windows) and Northrop Grumman (E-2D Advanced Hawkeye).

Critical Accounting Policies

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K, for a discussion of our critical accounting policies. There have been no significant changes to the application of our critical accounting policies during the quarter ended September 30, 2023.

Results of Operations

Revenue

Total Revenue for the three months ended September 30, 2023 was $20,399,369 compared to $20,196,913 for the same period last year, an increase of $202,456 or 1.0%. The increase was primarily related to increases in USAF T-38 Pacer Classic Structural Modification Kits, partly offset by decreases in Sikorsky UH-60 BLACKHAWK Hover Infrared Suppression System (“HIRSS”) Module Assemblies. Additionally, supply chain technical challenges negatively impacted revenue during the three months ended September 30, 2023.

Total Revenue for the nine months ended September 30, 2023 was $62,963,592 compared to $59,257,416 for the same period last year, an increase of $3,706,176 or 6.3%. The increase was primarily related to increases in Raytheon NGJ Pods and USAF T-38 Pacer Classic Structural Modification Kits, partly offset by decreases in Sikorsky UH-60 BLACKHAWK HIRSS Module Assemblies.

Revenue from military subcontracts was $15,375,337 for the three months ended September 30, 2023 compared to $17,213,747 for the three months ended September 30, 2022, a decrease of $1,838,410 or 10.7%. The decrease was primarily related to Sikorsky UH-60 BLACKHAWK HIRSS Module Assemblies

Revenue from military subcontracts was $50,550,256 for the nine months ended September 30, 2023 compared to $49,930,578 for the nine months ended September 30, 2022, an increase of $619,678 or 1.2%. The increase was primarily related to increases in Raytheon NGJ Pods, partly offset by decreases in Sikorsky UH-60 BLACKHAWK HIRSS Module Assemblies.

Revenue from government military contracts was $3,943,723 for the three months ended September 30, 2023 compared to $1,660,913 for the three months ended September 30, 2022, an increase of $2,282,810 or 137.4%. The increase was primarily related to USAF T-38 Pacer Classic Structural Modification Kits.

Revenue from government military contracts was $8,062,682 for the nine months ended September 30, 2023 compared to $5,077,459 for the nine months ended September 30, 2022, an increase of $2,985,223 or 58.8%. The increase was primarily related to USAF T-38 Pacer Classic Structural Modification Kits.

Revenue from commercial subcontracts was $1,080,309 for the three months ended September 30, 2023 compared to $1,322,253 for the three months ended September 30, 2022, a decrease of $241,944 or 18.3%. The decrease was primarily related to Embraer Phenom Engine Inlet Assemblies.

Revenue from commercial subcontracts was $4,350,654 for the nine months ended September 30, 2023 compared to $4,249,379 for the nine months ended September 30, 2022, an increase of $101,275 or 2.4%. The increase was primarily the result of higher revenue recognized on Embraer Phenom 300 Engine Inlet Assemblies, partly offset by lower revenue recognized on the Gulfstream G650 Wing Fixed Leading Edges.

Cost of Sales

Total Cost of Sales for the three months ended September 30, 2023 and 2022 was $16,693,279 and $14,869,100, respectively, an increase of $1,824,179 or 12.3%. Additionally, the supply chain technical challenges referred to above under Revenue negatively impacted cost of sales during the three months ended September 30, 2023.

Total Cost of Sales for the nine months ended September 30, 2023 and 2022 was $49,990,986 and $46,835,304, respectively, an increase of $3,155,682 or 6.7%.

The components of the cost of sales were as follows:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Procurement	$10,715,249	$9,867,224	$32,445,782	$31,455,680
Labor	1,580,290	1,561,910	5,302,436	5,255,245
Factory overhead	4,036,825	3,785,304	12,083,270	11,794,369
Other cost of sales	360,915	(345,338)	159,498	(1,669,990)
Cost of sales	$16,693,279	$14,869,100	$49,990,986	$46,835,304

Procurement for the three months ended September 30, 2023 was $10,715,249 compared to $9,867,224 for the three months ended September 30, 2022, an increase of $848,025 or 8.6%. The increase was primarily related to USAF T-38 Pacer Classic Structural Modification Kits.

Procurement for the nine months ended September 30, 2023 was $32,445,782 compared to $31,455,680 for the nine months ended September 30, 2022, an increase of $990,102 or 3.1%. The increase was primarily related to increases in Raytheon NGJ Pods and USAF T-38 Pacer Classic Structural Modification Kits, partly offset by decreases in Sikorsky UH-60 BLACKHAWK HIRSS Module Assemblies.

Labor costs for the three months ended September 30, 2023 were $1,580,290 compared to $1,561,910 for the three months ended September 30, 2022, an increase of $18,380 or 1.2%. The increase was primarily related to USAF T-38 Pacer Classic Structural Modification Kits.

Labor costs for the nine months ended September 30, 2023 were $5,302,436 compared to $5,255,245 for the nine months ended September 30, 2022, an increase of $47,191 or 0.9%. The increase was primarily related to Raytheon NGJ Pods

Factory overhead for the three months ended September 30, 2023 was $4,036,825 compared to $3,785,304 for the three months ended September 30, 2022, an increase of $251,521 or 6.6%. This increase was primarily the result of higher salary and benefit costs.

Factory overhead for the nine months ended September 30, 2023 was $12,083,270 compared to $11,794,369 (which included a $134,628 severance charge recorded in factory overhead during the nine months ended September 30, 2022) for the nine months ended September 30, 2022, an increase of $288,901, or 2.4%. Excluding the $134,628 severance charge recorded during the nine months ended September 30, 2022, the factory overhead for the nine months ended September 30, 2023 increased $423,529 or 3.6% from the factory overhead for the nine months ended September 30, 2022. This increase was primarily the result of higher salary and benefit costs, partly offset by lower delivery service and building maintenance.

Other cost of sales relates to items that can increase or decrease cost of sales such as changes in inventory levels, changes in inventory valuation, changes to inventory reserves, changes in loss contract provisions, absorption variances and direct charges to cost of sales. Other cost of sales for the three months ended September 30, 2023 was $360,915 compared to a credit of ($345,338) for the three months ended September 30, 2022, an increase to cost of $706,253 or 204.5%. The increase is primarily the result of a lower level of inventory and loss contract reserve reductions for the for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Other cost of sales for the nine months ended September 30, 2023 was $159,498 compared to a credit of ($1,669,990) for the nine months ended September 30, 2022, an increase to cost of $1,829,488 or 109.6%. The increase is primarily the result of changes in inventory levels and a lower level of loss contract reserve reduction for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Gross Profit

Gross profit and gross profit percentage (“gross margin”) for the three months ended September 30, 2023 was $3,706,090 and 18.2%, respectively, compared to $5,327,813 and 26.4%, respectively, for the three months ended September 30, 2022, a decrease of $1,621,723 and 820 basis points, respectively, for the reasons noted above and due to the fact that the gross profit and gross margin for three months ended September 30, 2022 benefited from a favorable contract negotiation and mix.

Gross profit and gross profit percentage (“gross margin”) for the nine months ended September 30, 2023 was $12,972,606 and 20.6%, respectively, compared to $12,422,112 and 21.0%, respectively, for the nine months ended September 30, 2022, an increase of $550,494 and a decrease of 40 basis points, respectively, for the reasons noted above.

Favorable/Unfavorable Adjustments to Gross Profit

During the nine months ended September 30, 2023 and 2022, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in changes in total gross profit as follows:

	Nine months ended
	September 30, 2023	September 30, 2022
Favorable adjustments	$2,383,071	$4,710,232
Unfavorable adjustments	(3,396,171)	(2,646,510)
Net adjustments	$(1,013,100)	$2,063,721

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2023 were $2,535,065 compared to $2,744,265 for the three months ended September 30, 2022, a decrease of $209,200 or 7.6%. The decrease was primarily the result of lower insurance and legal expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2023 were $8,210,603 compared to $8,579,314 (which included a $637,206 severance charge recorded in selling, general and administrative expenses during the nine months ended September 30, 2022) for the nine months ended September 30, 2022, a decrease of $368,711 or 4.3%. The decrease was primarily the result of lower insurance expenses. Excluding the aforementioned $637,206 severance charge recorded during the nine months ended September 30, 2022, the selling, general and administrative expenses for the nine months ended September 30, 2023 increased $268,495 or 3.4% from the selling, general and administrative expenses for the nine months ended September 30, 2022. This increase was primarily the result of increased salary and benefits partly offset by lower insurance and legal expenses.

Interest expense

Interest expense for the three months ended September 30, 2023 was $663,857, compared to $721,046 for the three months ended September 30, 2022, a decrease of $57,189 or 7.9%. The decrease was the result of a year-over-year decrease in the amount of our outstanding debt under the Credit Agreement, partially offset by higher year-over-year interest rates charged on our outstanding debt under the Credit Agreement.

Interest expense for the nine months ended September 30, 2023 was $1,816,408, compared to $1,488,091 for the nine months ended September 30, 2022, an increase of $328,317 or 22.1%. The increase was the result of higher year-over-year interest rates charged on our outstanding debt under the Credit Agreement, partially offset by a year-over-year decrease in the amount of our outstanding debt under the Credit Agreement.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended September 30, 2023 was $507,168 compared to $1,862,502 for the three months ended September 30, 2022, a decrease of $1,355,334 or 72.8% for the reasons noted above.

Income before provision for income taxes for the nine months ended September 30, 2023 was $2,945,595 compared to $2,354,707 for the nine months ended September 30, 2022, an increase of $590,888 or 25.1% for the reasons noted above.

Provision for Income Taxes

Provision for income taxes for the three months ended September 30, 2023 was $205,804 compared to $3,750 for the three months ended September 30, 2022, an increase of $202,054. The increase in the provision for income tax is the result of the Company’s valuation allowance on its deferred tax asset being partially released at December 31, 2022, resulting in the change in the deferred tax asset for the three months ending September 30, 2023 being recorded through the Company’s statement of operations for the three months ending September 30, 2023. For the three months ending September 30, 2022, the company’s deferred tax assets were fully offset by the valuation allowance, therefore there was only minimum state tax income expense recorded to the Company’s statement of operations during the three months ending September 30, 2022.

The effective income tax rate for the three months ended September 30, 2023 is 41%. The difference between the effective income tax rate for the three months ended September 30, 2023 and the statutory income tax rate of 21% for the three months ended September 30, 2023 is primarily due to an increase in the amount of accrued income tax expense being recorded to the three months ended September 2023 in order to maintain the effective tax rate recorded by the Company for the nine months ended September 30, 2023 at the Company’s effective income tax rate of approximately 17% following the recording of a partial release of the Company’s valuation allowance on its deferred tax asset during the three months ended June 30, 2023 of an approximate $121,000.

Provision for income taxes for the nine months ended September 30, 2023 was $503,850 compared to $11,250 for the nine months ended September 30, 2022, an increase of $492,600. The increase in the provision for income tax is the result of the Company’s valuation allowance on its deferred tax asset being partially released at December 31, 2022, resulting in the change in the deferred asset for the nine months ending September 30, 2023 being recorded through the Company’s statement of operations for the nine months ending September 30, 2023. For the nine months ending September 30, 2022, the company’s deferred tax assets were fully offset by the valuation allowance, therefore there was only minimum state tax income expense recorded to the Company’s statement of operations during the nine months ending September 30, 2022.

The effective income tax rate for the nine months ended September 30, 2023 is 17.1%. The difference between the effective income tax rate for the nine months ended September 30, 2023 and the statutory income tax rate of 21% for the nine months ended September 30, 2023 is primarily due to the estimated R&D credit, the partial release of approximately $1,500 of the Company’s valuation allowance on its deferred tax asset, state income taxes and permanent tax differences.

Net Income and Earnings per Share

Net income for the three months ended September 30, 2023 of $301,364 or $0.02 per basic and diluted share, compared to $1,858,752 or $0.15 per basic and diluted share for the three months ended September 30, 2022, a decrease of $1,557,388 or 83.8% for the reasons noted above. Basic and diluted income per share for the three months ended September 30, 2023 was calculated using 12,759,971 and 12,793,133 weighted average basic and diluted shares outstanding, respectively. Basic and diluted income per share for the three months ended September 30, 2022 was calculated using 12,301,752 and 12,349,283 weighted average basic and diluted shares outstanding, respectively.

Net income for the nine months ended September 30, 2023 of $2,441,745 or $0.19 per basic and diluted share, compared to $2,343,457 or $0.19 per basic and diluted share for the nine months ended September 30, 2022, an increase of $98,288 or 4.2% for the reasons noted above. Basic and diluted income per share for the nine months ended September 30, 2023 was calculated using 12,613,899 and 12,647,061 weighted average basic and diluted shares outstanding, respectively. Basic and diluted income per share for the nine months ended September 30, 2022 was calculated using 12,362,960 and 12,410,491 weighted average basic and diluted shares outstanding, respectively.

Excluding the $771,834 severance charge recorded in the first quarter of 2022 as referred to above under Cost of Sales and Selling, General and Administrative Expenses, net income for the nine months ended September 30, 2023 decreased $673,546 or 21.6% from net income for the nine months ended September 30, 2022 for the reasons noted above.

Excluding the aforementioned severance charge, basic and diluted earnings per share for the nine months ended September 30, 2023 decreased $0.06 from basic and diluted earnings per share for the nine months ended September 30, 2022 for the reasons noted above.

Liquidity and Capital Resources

General

At September 30, 2023, we had working capital of $15,172,459 compared to $12,896,602 at December 31, 2022, an increase of $2,978,413 or 17.6%. This increase was primarily the result of an increase in accounts receivable and contract assets, partly offset by an increase in accounts payable and accrued expenses, partly offset by a decrease in inventory and current portion of long-term debt.

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

At September 30, 2023, we had cash of $2,609,693 compared to $3,847,225 at December 31, 2022, a decrease of $1,237,532 or 32.2%. This decrease was primarily the result of repayment of debt, partly offset by cash flow from operations.

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

On March 23, 2023, the Company entered into a Twelfth Amendment to the Credit Agreement (the “Twelfth Amendment”). Under the Twelfth Amendment, the parties amended the Credit Agreement by: (a) extending the maturity date of the Company’s existing revolving line of credit and its existing Term Loan to November 30, 2024 (under the terms of the Credit Agreement, the outstanding principal balance of the Term Loan was repaid by June 30, 2023); (b) providing for reduction of the aggregate maximum principal amount of all revolving line of credit loans to $20,520,000 from October 1, 2023 through December 31, 2023, $19,800,000 from January 1, 2024 through June 30, 2024, $19,080,000 from April 1, 2024 through June 30, 2024, $18,360,000 from July 1, 2024 through September 30, 2024, and $17,640,000 from October 1, 2024 and thereafter, and for payments to be made by the Company to comply therewith (if any such payments are necessary), on the first day of each such period; and (c) payment of a $250,000 capitalized fee incurred in connection with the Eighth Amendment to the Credit Agreement, which the Company entered into on October 28, 2021 (the “Eighth Amendment”) in two installments, the first installment paid on June 1, 2023 in the amount of $116,667 and the second installment paid July 1, 2023 in the amount of $133,333, together with all unpaid interest accrued at the Term Loan interest rate on the capitalized fee through each such date (the installments and interest accrued were paid on such dates).

The Credit Agreement, as amended, requires us to maintain the following financial covenants: (a) minimum debt service coverage ratio of no less than 1.5 to 1.0 for trailing four fiscal quarter periods; (b) maximum leverage ratio of no less than 4.0 to 1.0 for trailing four fiscal quarter periods; (c) minimum net income after taxes as of the end of each fiscal quarter being no less than $1.00; and (d) a minimum adjusted EBITDA at the end of each fiscal quarter of no less than $1.0 million. The additional principal payments, increase in interest and the Amendment Fee provided for in the Eighth Amendment and Ninth Amendment to the Credit Agreement, which the Company entered into on April 12, 2022 are excluded for purposes of calculating compliance with each of the financial covenants.

The BankUnited Facility is secured by all of the Company’s assets and both the Revolving Loan and Term Loan bear interest at the Prime Rate + 3.50%. The Prime Rate was 8.50% as of September 30, 2023 and as such, the Company’s interest rate on both the Revolving Loan and Term Loan was 12.00% as of September 30, 2023.

As of September 30, 2023 and December 31, 2022, the Company had $20,760,000 and $21,000,000 outstanding under the Revolving Loan, respectively.

During July 2023, the Company finished paying off its Term Loan, and as such, as of September 30, 2023, the Term Loan had a balance of zero as compared to an aggregate principal amount outstanding as of December 31, 2022 of $1,583,333.

There is currently no availability for borrowings under the Revolving Loan and the Company finances its operations from internally generated cash flow.

Liquidity

We believe that our existing resources as of September 30, 2023 will be sufficient to meet our current working capital needs for at least the next 12 months from the date of issuance of our consolidated financial statements. However, our working capital requirements can vary significantly, depending in part on the timing of new program awards and the payment terms with our customers and suppliers. If our working capital needs exceed our cash flows from operations, we would look to our cash balances and availability for borrowings under our borrowing arrangement to satisfy those needs, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts, if at all.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting for the twelve months ended December 31, 2022 based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with this evaluation, management identified deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2022. For more information on these deficiencies, see Item 9A. Controls and Procedures, included in our Annual Report on Form 10-K. In addition, as previously disclosed, during the quarter ended June 30, 2023, management identified a deficiency that constituted another material weakness in our internal control over financial reporting as of June 30, 2023. Based on management’s evaluation of internal control over financial reporting for the twelve months ended December 31, 2022, and as of September 30, 2023, our disclosure controls and procedures were not effective as of September 30, 2023 due to the materials weaknesses described above.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

During 2023, the Company has been implementing new controls designed to remediate the aforementioned 2022 material weaknesses.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2023, we continued to implement additional internal controls designed to address the aforementioned material weaknesses. Testing of the operational effectiveness of these controls by the Company’s retained Sarbanes-Oxley and internal controls consulting firm began during the quarter ended September 30, 2023 and will continue during the quarters ended December 31, 2023 and March 31, 2024 to assist the Company in evaluating the effectiveness of internal control over financial reporting for the twelve months ended December 31, 2023 for reporting in its Annual Report on Form 10-K for the twelve months ended December 31, 2023.

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

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three months ended September 30, 2023 and 2022, (ii) Condensed Consolidated Balance Sheet as of September 30, 2023 and December 31, 2022, (iii) Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2023 and 2022, (iv) Condensed Consolidated Statement of Changes in Equity for the three months ended September 30, 2023 and 2022 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: November 14, 2023	By.	/s/ Dorith Hakim
Dorith Hakim
Chief Executive Officer and President (Principal Executive Officer)

Dated: November 14, 2023	By.	/s/ Andrew L. Davis
Andrew L. Davis
Chief Financial Officer (Principal Financial and Accounting Officer)