Form 10-K
period 2023-12-31
CPI AEROSTRUCTURES INC
filed 2024-04-08
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes  ☐     No  ☒

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on NYSE American on June 30, 2023 of $3.89) held by non-affiliates of the registrant was $46,445,647.

As of April 4, 2024, the registrant had 12,854,428 shares of common stock, $.001 par value, outstanding.

Documents Incorporated by Reference:

Portions of the CPI Aerostructures, Inc. Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

FORM 10-K

ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report on Form 10-K and in future filings by us with the Securities and Exchange Commission (“SEC”), the words or phrases “believe”, “intend”, “plan”, “will”, “will likely result”, “we expect”, “could”, “will continue”, “anticipated”, “estimated” or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. There can be no assurance that future developments will be those that have been anticipated. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Further, such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Numerous factors, including the risk factors described in “Item 1A: Risk Factors” in this Annual Report on Form 10-K, could cause our actual results to differ materially from those expressed in our forward-looking statements. We assume no obligation to revise or update any forward looking statements for any reason except as required by law.

The forward-looking statements contained in this Form 10-K speak only as of the date of its filing. Except where required by applicable law, we expressly disclaim a duty to provide updates to forward-looking statements after the date of this Form 10-K to reflect subsequent events, changed circumstances, changes in expectations, or the estimates and assumptions associated with them. The forward-looking statements in this Form 10-K are intended to be subject to the safe harbor protection provided by the federal securities laws.

You should read the financial information set forth below in conjunction with our consolidated financial statements and notes thereto.

EXPLANATORY NOTE

During our review of the Company’s (defined below) deferred income tax positions as of December 31, 2023, we determined that, due to the inadequate review, assessment of and reporting of the Company’s temporary differences between book and taxable income, the Company’s December 31, 2022 deferred tax assets and deferred tax liabilities balances as previously reported by the Company in Note 11 “Income Taxes” of the Company’s financial statements which were included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, require restatement. The restatement of these balances has no impact to the Company’s previously reported net deferred tax asset on its December 31, 2022 balance sheet and no impact to the Company’s previously reported net income, earnings per share or cash flow for the twelve months ended December 31, 2022. The restatement of the aforementioned balances, as well as additional details regarding the restatement adjustments, appears in Note 11 “Income Taxes” of the Company’s financial statements included within this Annual Report on Form 10-K.

Company management has determined that a material weakness exists in the Company’s internal controls relating to the review, assessment of and reporting of the Company’s temporary differences between book and taxable income and has included disclosure of this material weakness in Management’s Annual Report on Internal Control over Financial Reporting included in Part II Item 9A in this Annual Report on Form 10-K. Except as described above and as amended in this Annual Report on From 10-K, we have not amended and do not intend to amend any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q.

PART I

Item 1.	BUSINESS

General

CPI Aerostructures, Inc., including its wholly owned subsidiary Welding Metallurgy, Inc. (“WMI”) and Compac Development Corporation, a wholly owned subsidiary of WMI (collectively, “CPI Aero”, the “Company”, “us”, or “we”) is a manufacturer of structural assemblies, integrated systems, and kitted components for the domestic and international aerospace and defense (“A&D”) markets. Our products are generally used by customers in the production of fixed wing aircraft, helicopters, electronic warfare (“EW”) systems, intelligence, surveillance, and reconnaissance (“ISR”) systems, missiles, and other sophisticated A&D products. We are primarily a Tier 1 supplier to Original Equipment Manufacturers (“OEMs”). We are also a Tier 2 supplier to larger Tier 1 manufacturers and a prime contractor to the United States (“U.S.”) Department of Defense (“DOD”), primarily the U.S. Air Force (“USAF”). Our products are used by OEMs within both commercial aerospace and national security markets. In addition to our assembly operations, we provide manufacturing engineering, program management, supply chain management, kitting, and maintenance repair and overhaul (“MRO”) services.

CPI Aero has over 43 years of experience as a contractor. Our team possesses extensive technical expertise, program and supply chain management, and integration capabilities. Our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products.

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

In the 1990s, CPI became a publicly traded company and changed its name to CPI Aerostructures, Inc. (“CPI Aero”). The Company continued to grow, both in size and in its business. U.S. Government contracts served as the mainstay of CPI Aero’s business, and the Company continued to grow its presence in the commercial market as well. Commitment to customer satisfaction and pride in a job well done propelled CPI Aero to the forefront as a reputable and hardworking supplier to OEMs.

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

Products and Services

We offer design, engineering, manufacture, build, MRO services, and supply chain and kitting services capabilities to the A&D industry as follows:

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

Engineering Services and Capabilities

As a build-to-print structural component manufacturer, CPI Aero’s engineering focus is on executing customer contracts through product realization, and to support collaborative design development using design for manufacturing and assembly (“DFMA”), geometric dimensioning & tolerancing (“GD&T”), and tooling concept support. Although not vertically integrated, CPI Aero has a deep well of experience on various types of detail part manufacturing that allows us to provide detailed design for manufacturing input during the design refinement process.

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

CPI Aero is capable and has experience in designing many types of assembly type tools up to and including large floor mounted, articulated tooling at high levels of precision. We are also capable of designing various types of tooling that can be 3D printed for rapid response. Understanding our customers’ product performance needs and combining product GD&T layout and final tooling definitions and requirements helps us maximize product realization success.

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

The final element of CPI Aero’s business development strategy is to build upon the Company’s existing customer relationships and to develop relationships with new customers. We intend to increase customer engagements by deploying our business development personnel to solidify existing customer relationships which have been established by performance excellence, transparency and trust over many years and multiple programs. We have also added additional resources to our business development function to cultivate new relationships with new customers.

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

Competition

We face competition in our role as both a prime contractor to the U.S. Government and as a Tier 1 or Tier 2 subcontractor to military and commercial aircraft manufacturers. With respect to Aerostructures products, we often compete against much larger Tier 1 suppliers, such as Triumph Group, Spirit Aerosystems, Kaman Aerospace, GKN Aerospace, Ducommun, and LMI Aerospace. We believe that we can compete effectively with these larger companies by delivering products with the same level of quality and performance at a better value for our customer. With respect to Aerosystems products, such as our portfolio of EW and ISR integrated pod structures, we find more limited competition and are not aware of competition from any of the Aerostructures companies mentioned above. In these cases, we typically compete with the internal manufacturing arm of our customers. We believe our unique skills related to integrated pod structures combined with a very efficient and generally much lower cost structure create a competitive advantage for bidding on Aerosystems contracts.

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

Our Customers

Approximately $6.0 million and $6.1 million of our revenue for the years ended December 31, 2023 and 2022, respectively, were from customers outside the U.S. All other revenue for the years ended December 31, 2023 and 2022 has been attributable to customers within the U.S. We have no assets outside the U.S.

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

Our OEM customers in the defense sector include leading prime defense contractors such as:

●	Lockheed Martin Corporation - we provide products used in the production of Lockheed Martin Corporation’s (“Lockheed Martin”) F-35 Joint Strike Fighter and an international variant of the F-16 Fighting Falcon. We also provide structural assemblies to Sikorsky, a Lockheed Martin company (“Sikorsky”), for many of their military helicopter platforms including the UH-60 BLACK HAWK©, CH-53E and CH-53K, and a special purpose helicopter;

●	RTX Corporation, formerly Raytheon Technologies – we provide products to two business divisions of RTX Corporation: Raytheon (Next Generation Jammer – Mid-Band pod, Advanced Tactical Pods, Intelligence, Surveillance and Airborne Reconnaissance Pods, Missile Wings and Components, and Radar Racks) and Collins Aerospace (RF Enclosures);

●	The Boeing Company - we provide critical wing structure for The Boeing Company’s (“Boeing”) A-10 re-wing program and welded structures for the CH-47 Chinook helicopter; and

●	Northrop Grumman Corporation – we provide structural components and kits for the Northrop Grumman Corporation (“NGC”) E-2D Advanced Hawkeye, various integrated radar and laser pod structures, welded tubes, and welded fluid tanks for a classified program.

81% and 82% of our revenue in 2023 and 2022, respectively, was generated by subcontracts with defense prime contractors.

Our OEM customers in the civil aviation market include:

●	Embraer S.A. Executive Jets – we provide engine inlet assemblies for Embraer S.A.’s (“Embraer”) Phenom 300 business jet.

5% and 7% of our revenue in 2023 and 2022, respectively, was generated by commercial contract sales.

CPI Aero also is a prime contractor to the DOD, primarily through contracts directly with the USAF and the Defense Logistics Agency (“DLA”), providing supply chain management, assembly & integration, and kitting services for the F-16 and T-38 programs. 14% and 10% of our revenue in 2023 and 2022, respectively, were generated by direct government sales.

Significant Contracts

Our most significant contracts are described below:

Military Aircraft – Subcontracts with Prime Contractors

E-2D Advanced Hawkeye: The NGC E-2D Advanced Hawkeye is an all-weather, carrier-based tactical Airborne Early Warning aircraft. The twin turboprop aircraft was designed and developed in the 1950s by the Grumman Aircraft Company for the U.S. Navy. The U.S. Navy aircraft has been progressively updated with the latest variant, the E-2D, first flying in 2007. In 2008, we received an initial $7.9 million order from NGC to provide structural kits used in the production of Outer Wing Panels (“OWP”) of the E-2D. We initially valued the long-term agreement at approximately $98 million over an eight-year period, with the potential to be in excess of $195 million over the life of the aircraft program. In February of 2019, we announced a new multi-year award valued at up to approximately $47.5 million. In June 2020, we announced that we had received firm orders valued in excess of $43 million and $5 million in long-lead funding in anticipation of purchase orders for OWP structural components and kits. In 2021, we received additional orders valued at approximately $11 million. Since 2008, the cumulative orders we have received on this program through December 31, 2023 exceed $209 million. We anticipate shipping against these orders into 2025.

In addition, in 2015 we won an award to supply structural components and kits for the Wet Outer Wing Panel (“WOWP”) on the E-2D Advanced Hawkeye airborne early warning and control (“AEW&C”) aircraft that will be manufactured for the Japan Air Self Defense Force (“JASDF”). We are responsible for component source selection, supply chain management, delivery of kits, and providing manufacturing engineering services to NGC during the integration of the components into the WOWP E-2D. In late 2019, CPI Aero received additional WOWP kit requirements increasing the total value of this program for the JASDF to be in excess of $20 million. CPI completed deliveries in support of this contract in 2023.

In February 2020, the Company’s subsidiary WMI received approximately $4 million in purchase orders from NGC to produce numerous welded structures and tubes for the E-2D Advanced Hawkeye. Under the terms of the purchase orders, WMI manufactured more than 140 different items in support of the production of at least 25 E-2D aircraft. CPI received follow-on orders for additional quantities of welded products in 2023 and anticipates additional orders in 2024.

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

On November 16, 2021 the Company announced it was authorized by Raytheon to start the production phase of the program. The Company was awarded low rate production (“LRIP”) I and II orders valued at approximately $18.5 million. LRIP III, for which the Company was awarded an order of approximately $14.0 million in October 2022, and later definitized at $32.5 million. In November 2023, RTX issued a Memorandum for Record for Lot4 with an anticipated Program Value of $32 million and an initial funding limit of $16 million. We believe that the total value of the NGJ-MB program through production will be in excess of $210 million through 2030.

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

F-16V Fighting Falcon: The Lockheed Martin F-16 is the world’s most successful, combat-proven multirole fighter. Approximately 3,000 operational F-16s are in service today in 25 countries. The F-16V is a new variant, sold exclusively to international air forces and is the most technologically advanced fourth generation fighter in the world. In 2019, the Company announced it had been awarded a multi-year contract by Lockheed Martin to manufacture rudder island and drag chute canister (“RI/DCC”) assemblies for the F-16V. The RI/DCC is a large structural sub-assembly that is installed on the tail section of the aircraft. Deliveries began in 2021 and will continue through 2024. In June 2020, the Company announced that it had been awarded an order from Lockheed Martin as part of the previously announced multi-year contract to manufacture RI/DCC assemblies for new production F-16 Block 70/72 aircraft, in March 2021 the Company announced that it had received an additional order for these assemblies for $9.2 million and in November 2022, the Company announced another follow-on order for these assemblies for $4 million. On August 28, 2023 CPI announced the receipt of a 2nd Multiyear long-term agreement with not-to-exceed funding of $34.4M. The total value of the RI/DCC program, including both multi-year contracts is approximately $59.3 million.

CH-53K King Stallion: The CH-53K is a heavy-lift helicopter being developed by Sikorsky for the U.S. Marine Corps. We manufacture composite electronics racks as a Tier 2 supplier to Spirit AeroSystems, Inc., the manufacturer of the CH-53K cockpit and cabin. Through December 31, 2023, we had received orders valued at more than $2.7 million from Spirit AeroSystems, Inc.

In addition, the Company also manufactures welded tubes for the CH-53K as a Tier 1 supplier to Sikorsky. In August 2023, CPI received a Long-term Agreement with a ceiling price of $17.4 million and a funding limit of $7.3 million. These tubes will be required for the multi-year on this program. A component of this statement of work also includes CPI Aero intellectual property.

Undisclosed Pod Structure: In 2019, the Company received an initial purchase order from Raytheon to manufacture pod structures for an undisclosed application. The value of the order was approximately $2.3 million for manufacturing engineering services, development of assembly tooling, and the production of the prototypes. The undisclosed pod structure is currently under development. In October 2021, the Company announced that Raytheon awarded the Company an approximately $6.1 million contract modification that changes the scope of work the Company would perform and increases the quantity of pods to be produced. The program value as of December 31, 2023 was $8.4 million.

Undisclosed Vehicle: In 2018, the Company started production of a welded tank for NGC for an undisclosed application on an undisclosed platform. The total value of orders received as of December 31, 2023 is $3.2 million.

B-52 Radar Rack: In late 2021, the Company received an initial purchase order from Raytheon to manufacture radar rack structures for the B-52 Radar Modernization Program. The value of the order was approximately $4.0 million for manufacturing engineering services, development of assembly tooling, and the production of the initial units. The non-recurring and tooling phase of the program was completed and the initial 11 racks will be delivered in 2024.

Military Aircraft – Prime Contracts with U.S. Government

T-38 Pacer Classic III, Phase 2: For more than 50 years, the NGC T-38 has been the principal supersonic jet trainer used by the USAF. The T-38C Pacer Classic III Fuselage Structural Modification Kit Integration program (“PC III”) and the Talon Repair Inspection and Maintenance (“TRIM”) program are expected to increase the structural service life of the T-38 beyond 2030. In 2015, CPI Aero was awarded Phase 2 of PC III and has received purchase orders valued at approximately $2.0 million from the USAF to provide structural modification kits for the PC III aircraft structural modification program.

T-38 Pacer Classic III, Phase 3 and TRIM: In July 2019, the Company announced a new $65.7 million IDIQ contract from the USAF for the final phase of PC III as well as TRIM. The TRIM program is a separate USAF structural modification effort that will extend the structural service life of T-38A and T-38 model types, as well as T-38C models that were not modified during PC III. Through December 31, 2020, the Company had received orders valued at approximately $15.3 million for the PC III, Phase 3 and TRIM programs, and in 2021, the Company announced it had received three separate orders for additional requirements valued at approximately $16.2 million. Through December 2023, CPI has received funded orders under this long term agreement totaling $48.3 million.

Commercial Aircraft – Subcontracts with Prime Contractors

Embraer Phenom 300: The Phenom 300 is a twin-engine, executive jet produced by Brazilian aircraft company Embraer that can carry between six and ten passengers and a crew of two. We have been producing engine inlet assemblies for Embraer under a long-term agreement we entered into in 2012. In January 2024, we celebrated the delivery of the 800th Shipset of Inlets. In 2023, we received funded orders totaling $4.4 million.

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

The total backlog at December 31, 2023 is $513,351,000.

Our total backlog as of December 31, 2023 and 2022 was as follows:

Backlog (Total)	December 31, 2023	December 31, 2022
Funded	$118,218,000	$122,148,000
Unfunded	395,133,000	392,352,000
Total	$513,351,000	$514,500,000

Approximately 97% and 98% of the total amount of our backlog at December 31, 2023 and 2022 was attributable to government contracts. Our backlog attributable to government contracts at December 31, 2023 and 2022 was as follows:

Backlog (Government)	December 31, 2023	December 31, 2022
Funded	$115,681,000	$119,133,000
Unfunded	383,574,000	384,652,000
Total	$499,255,000	$503,785,000

Our backlog attributable to commercial contracts at December 31, 2023 and 2022 was as follows:

Backlog (Commercial)	December 31, 2023	December 31, 2022
Funded	$2,537,000	$3,015,000
Unfunded	11,559,000	7,700,000
Total	$14,096,000	$10,715,000

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

Human Capital Management

Our ability to attract, develop and retain top talent across all of our business functions, and particularly in highly technical areas, has a significant impact on organizational success. Accordingly, our human capital management strategy places a significant focus on both attracting a diverse, highly skilled workforce and engaging and developing talent from within by creating a work environment that promotes inclusion and equitability. By providing our valued employees the opportunity to enhance their skillsets, develop their careers and pursue excellence through numerous training and development opportunities, we consistently emphasize the importance of innovation and continuous improvement throughout our organization. We continue to pursue opportunities that enable us to build our talent pipeline, particularly for skilled labor, including running an apprentice training program several times over the course of the year and forging relationships with local high school and trade schools.

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

As of December 31, 2023, we had 203 full-time employees as compared to 208 full-time employees as of December 31, 2022. On an as-needed basis, we employ temporary personnel with specialized disciplines to fill staffing gaps. We do not have any employees represented by a union, and we believe that our relations with our employees are good. We provide our team members with ongoing opportunities to share thoughts and perspectives on company and employment-related matters through surveys, all-hands meetings, and management open door policies. Our management, with oversight from the Compensation and Human Resources Committee of our board of directors, monitors the hiring, retention, and management of our employees and regularly conducts succession planning to ensure that we continue to cultivate the pipeline of talent needed to operate our business.

Diversity and Inclusion

We value diversity and inclusion in our workforce as we understand that diversity of background, thought, and experience leads to greater innovation and improved business results. We are committed to increasing and retaining diversity at all levels of our workforce, and focus on diversity and inclusion throughout our recruitment, hiring, and onboarding processes. Over the last year, we have increased diversity on our board of directors to 29% up from 17% in 2022. Our executive management team is comprised of 40% diverse employees.

Across our total employee population and based on employees who self-identify, as of December 31, 2023, approximately 21% of our workforce are female, 34% are multicultural and 5% are veterans.

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

Safety Metric	2023	2022
TRIR	2.9	2.6
DART	1.0	1.3

TRIR = total number of recordable cases x 200,000 / total hours worked

DART = number of cases with days away from work x 200,000 / total hours worked by all employees

Community Involvement

Having a positive impact on the community around us is one of our most important values. We donate to local charitable organizations, such as United Way of Long Island, through both monetary contributions, as well as “drives” to collect and deliver employee donated food and school supplies. We actively engage and educate local high school students from surrounding districts about the manufacturing and engineering industry and career trajectory. This includes, hosting educational experiences and shop tours with high school and trade school classes. Members of our leadership team participate on the boards of the local aviation college and trade associations that support and advance the interests of the local community.

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

The funding of U.S. Government programs is subject to congressional budget authorization and appropriation processes. For many programs, the U.S. Congress appropriates funds on a fiscal year basis even though a program may extend over several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. Appropriations are driven by numerous factors, including geopolitical events, macroeconomic conditions, the ability of the U.S. Government to enact relevant legislation, such as appropriations bills and continuing resolutions, the threat or existence of a government shutdown and potential downgrades of the United States’ credit rating, and risks relating to the upcoming U.S. presidential election. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced in budgets approved by Congress or be included in the scope of separate supplemental appropriations. In the event that appropriations for any of our programs becomes unavailable, or is reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the U.S. Government, which could have a material adverse effect on our future sales under such program, and on our financial position, results of operations and cash flows.

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

The A&D industry has experienced significant consolidation, including among our customers, competitors, and suppliers. While we believe we have positioned our Company to take advantage of opportunities to market to a broad customer base, which we believe will reduce the potential impact of industry consolidation, there can be no assurance that industry consolidation will not impact our business. Consolidation among our customers may result in delays in the awarding of new contracts and losses of existing business. Consolidation among our competitors may result in larger competitors with greater resources and market share, which could adversely affect our ability to compete successfully. Consolidation among our suppliers may result in fewer sources of supply and increased costs to us.

We depend upon a select base of large prime defense contractors for the majority of our revenue, which subjects us to unique risks which may adversely affect us.

We currently generate a majority of our revenues by producing products for numerous programs under contracts with three prime defense contractors to the U.S. Government. These significant customers – Lockheed Martin, Raytheon and NGC – constituted approximately 30%, 26% and 12%, respectively of our 2023 revenue. Our revenues from these customers are diversified over several different A&D products, programs, and subsidiaries within these customers, however, any significant change in production rates by any of these customers would have a material effect on our results of operations and cash flows. There is no assurance that our current significant customers will continue to buy products from us at current levels, that we will retain any or all our existing significant customers, or that we will be able to form new relationships with other customers upon the loss of one or more of our existing significant customers.

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

The maximum contract value specified under each contract that we enter is not necessarily indicative of the revenues that we will realize under that contract. Because we may not receive the full amount we expect under a contract, we may not accurately estimate our backlog because the earnings of revenues on programs included in backlog may never occur or may change. Cancellations of pending contracts or terminations or reductions of contracts in progress could have a material adverse effect on our business, prospects, financial condition, or results of operations.

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

We are subject to the cyclical nature of the commercial aerospace industry, and any future downturn in the commercial aerospace industry or general economic conditions, including inflation could adversely impact the demand for our products.

Our business may be affected by certain characteristics and trends of the commercial aerospace industry or general economic conditions that affect our customers, such as the current inflationary and high interest rate environment in the U.S. and the resultant impacts on the supply chain, the labor market and the general economy, as well as fluctuations in the aerospace industry’s business cycle, varying fuel and labor costs, intense price competition and regulatory scrutiny, certain trends, including a possible decrease in aviation activity and a decrease in outsourcing by aircraft manufacturers, or the failure of projected market growth to materialize or continue. If these characteristics and trends adversely affect customers in the commercial aerospace industry, they may reduce the overall demand for our products.

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

Cyber security attacks, internal system or service failures and technological changes, including the use of machine learning and generative artificial intelligence, may adversely impact our business and operations.

Any system or service disruptions, including those caused by projects to improve our information technology systems, if not anticipated and appropriately mitigated, could disrupt our business, and impair our ability to effectively provide products and related services to our customers and could have a material adverse effect on our business. We could also be subject to systems failures, including network, software, or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages, or terrorist attacks. Cyber security threats are evolving and include, but are not limited to, malicious software, phishing, and other unauthorized attempts to gain access to sensitive, confidential, or otherwise protected information related to us or our products, customers, or suppliers, or other acts that could lead to disruptions in our business. Because the techniques used by cyber-attackers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these tactics. Any such failures to prevent or mitigate cyber-attacks could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, or subject us to claims and damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats, including contracting with an outside cyber security firm to provide constant monitoring of our systems, and training our employees to recognize attacks, there can be no assurance that these procedures and controls will be sufficient. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur because of any system or operational failure or disruption which could adversely affect our business, results of operations, and financial condition. Moreover, expenditures incurred in implementing cyber security and other procedures and controls could adversely affect our results of operations and financial condition.

Our ability to utilize our tax benefits could be substantially limited if we fail to generate sufficient income or if we experience an “ownership change”.

As of December 31, 2023, we had approximately $74.7 million of gross net operating losses (“NOLs”) for federal tax purposes and approximately $17.3 million of post-apportionment NOLs for state tax purposes. As a result of the Tax Cuts and Jobs Act of 2017 and the Coronavirus Aid, Relief, and Economic Security Act of 2020, NOLs arising before January 1, 2018, and NOLs arising after January 1, 2018, are subject to different rules. Our pre-2018 NOLs totaled approximately $60.3 million; these NOLs will expire in varying amounts from 2034 through 2039, if not utilized, and can offset 100% of future taxable income for regular tax purposes. Our NOLs arising in 2018, 2019 and 2020 can generally be carried back five years, carried forward indefinitely and can offset 100% of taxable income for tax years before January 1, 2021 and up to 80% of taxable income for tax years after December 31, 2020. Any NOLs arising on or after January 1, 2021, cannot be carried back, can generally be carried forward indefinitely and can offset up to 80% of future taxable income.

Our ability to fully recognize the benefits from our NOLs is dependent upon our ability to generate sufficient income prior to their expiration. In addition, our NOL carryforwards may be limited if we experience an ownership change as defined by Section 382 of the Internal Revenue Code (“Section 382”). In general, an ownership change under Section 382 occurs if 5% shareholders increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a relevant lookback period. The Company completed a Section 382 analysis for the year ended December 31, 2022, and believes that no ownership change occurred during the relevant lookback period through December 31, 2023 that would limit our ability to use our NOLs.

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

Increased scrutiny from investors, lenders, regulators and other market participants regarding our environmental, social, governance, sustainability or climate responsibilities could expose us to additional costs and adversely impact our liquidity, results of operations, reputation, employee retention, and stock price.

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

The Company was not in compliance with certain financial covenants under our credit facility (the “BankUnited Facility” or the “Credit Agreement”) with BankUnited, N.A. (“BankUnited”) for the quarter ended March 31, 2022, and financial statement submission covenants for the quarters ended March 31, 2022 and June 30, 2022 and obtained amendments to and received waivers of and consents to the non-compliance, as described in more detail in Note 8 to our consolidated financial statements included in Part II Item 8 of this Annual Report on Form 10-K. There can be no assurance that we will be in compliance with our covenants in the future or that BankUnited will grant further waivers if we fall out of compliance or consents to future non-compliance. If we fall out of compliance with our banking covenants, BankUnited may declare a default under the BankUnited Facility and, among other remedies, could declare the full amount of the BankUnited Facility immediately due and payable and could foreclose against our collateral. If this were to occur, we may be unable to secure outside financing, if needed, to fund ongoing operations and for other capital needs. Any sources of financing that may be available to us could also be at higher costs and require us to satisfy more restrictive covenants, which could limit or restrict our operations, cash flows, and earnings. We cannot ensure that additional financing would be available to us or be sufficient or available on satisfactory terms.

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

Interest rates under our Credit Agreement are based on the Prime Rate, and as a result, we have exposure to interest rate risk. Certain central banks, such as the U.S. Federal Reserve, effected multiple interest rate increases in 2022 and 2023. Increases in interest rates increase our cost of borrowing and/or potentially make it more difficult to refinance our existing indebtedness.

We have identified material weaknesses in our internal control over financial reporting over a number of years which adversely affected our ability to report our financial condition and results of operations in a timely and accurate manner. The material weaknesses led to multiple restatements of our consolidated financial statements. The material weaknesses and restatements have resulted in our failure to meet SEC reporting obligations, affected and may continue to affect investor confidence, our stock price and our ability to raise capital in the future, and have resulted and may continue to result in stockholder litigation.

We have reported material weaknesses in internal control over financial reporting and did not maintain effective disclosure controls and procedures for reporting periods from 2018 through September 2023. The material weaknesses led to our restatement of our consolidated financial statements for the nine months ended September 30, 2018 and the years ended December 31, 2018, 2019 and 2020. Although these material weaknesses have been remediated as of December 31, 2023, these material weaknesses and restatements have affected investor confidence, our stock price, and resulted in the past in our failure to meet various SEC reporting requirements and stockholder litigation.

As described in Item 9A of this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting of income taxes, which led to the restatement within Note 11 “Income Taxes” of the financial statements within this Annual Report on Form 10-K the Company’s December 31, 2022 deferred tax assets and deferred tax liabilities balances. The Company is in the process of remediating this material weakness.

If a future failure in internal control should occur, it may cause us to fail to meet SEC reporting obligations, negatively affect the accuracy of our financial statements and disclosures, investor and customer confidence, our ability to raise capital in the future and result in events of default under our banking agreement, any of which could have a negative effect on the price of our common stock, subject us to regulatory investigations and penalties and additional stockholder litigation, and have a material adverse impact on our business and financial condition.

Risks Related to Global Events

The ongoing war between Russia and Ukraine, and the retaliatory measures imposed by the U.S., United Kingdom, European Union and other countries and the responses of Russia to such measures have caused significant disruptions to domestic and foreign economies.

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

The conflict between Israel and Hamas, rising tensions between China and Taiwan, the ongoing war between Russia and Ukraine, and terrorist acts and acts of war may seriously harm our business, results of operations and financial condition.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 1C.	CYBERSECURITY

Cybersecurity risk management is an important part of our overall risk management efforts. We maintain a cybersecurity program that is comprised of policies, procedures, controls and plans whose objective is to help us prevent and effectively respond to cybersecurity threats or incidents. Through our cybersecurity risk management process, we continuously monitor cybersecurity vulnerabilities and potential attack vectors to company systems. We maintain various measures to safeguard against cybersecurity threats such as monitoring systems, security controls, policy enforcement, data encryption, employee training, tools and services from third-party providers and management oversight to assess, identify and mitigate risks from cybersecurity threats. We conduct regular testing of these controls and systems including vulnerability scanning, penetration testing and simulating the execution of parts of our disaster recovery plan. All employees are required to pass a mandatory cybersecurity training course on an annual basis and we regularly conduct phishing simulations to train our employees on how to recognize phishing attempts.

We have implemented cybersecurity frameworks, policies and practices which incorporate industry-standards and contractual requirements. We also contractually flow cybersecurity regulatory requirements to our subcontractors as required by the Defense Federal Acquisition Regulation Supplement and other government agency specific requirements. These contractual flow downs include the requirement that our subcontractors implement certain information security controls. Additionally, we gather information and review the SOC-2 reports of certain third-parties who integrate with our systems, such as our payroll processor, managed solutions provider and software as a service providers on an annual basis to identify and manage risk. We continuously evaluate and seek to improve and mature our cybersecurity processes. We apply lessons learned from our defense and monitoring efforts to help prevent future attacks and utilize data analytics to detect anomalies and search for cyber threats. Additionally, our Internal Audit function regularly assesses our program effectiveness through audits of systems and processes to help maintain compliance with policies.

Cybersecurity threats of all types, such as attacks from computer hackers, cyber criminals, nation-state actors, social engineering and other malicious internet-based activities, continue to increase. We believe that our current preventative actions and response planning provide adequate measures of protection against cybersecurity risks. While we have implemented measures to safeguard our information technology systems, the evolving nature of cybersecurity attacks and vulnerabilities means that these protections may not always be effective. In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Governance

Our board of directors has oversight of our strategic and business risk management and oversees management’s execution of our cybersecurity risk management program. The board receives regular updates from management on our cybersecurity risks. In addition, management updates the board as necessary, regarding any material cybersecurity incidents, as well as incidents with lesser impact potential. Management is responsible for identifying, assessing, and managing cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures, maintaining cybersecurity policies and procedures, and providing regular reports to our board of directors. In the event of an incident, we intend to follow our incident response plan, which outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas (e.g. legal), as well as senior leadership and the board, as appropriate.

Our Vice President of Human Resources & Administration (“VP HR&A”) leads our cybersecurity program and is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. The VP HR&A manages a team of information technology professionals with broad experience, including in cybersecurity threat assessments and detection, mitigation technologies, incident response, insider threats and regulatory compliance.

Our cybersecurity program is regularly assessed through management self-evaluation and ongoing monitoring procedures to evaluate our program effectiveness, including assessments associated with internal controls over financial reporting as well as vulnerability management through active discovery and testing to validate patching and configuration.

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

This information is set forth in Note 16 to our Consolidated Financial Statements, which is hereby incorporated by reference.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are listed on the NYSE American exchange under the symbol “CVU”. On March 28, 2024, there were 171 holders of record of our shares of common stock. We believe there are substantially more beneficial holders of our common stock.

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

Recent Sales of Unregistered Securities

There have been no sales of unregistered equity securities for the three months ended December 31, 2023. There have been no repurchases of our outstanding common stock during the three months ended December 31, 2023.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information at December 31, 2023 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	—	$—	621,419
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	$—	621,419

Long-term equity incentives are an important component of compensation and are designed to align the interests of our executive officers and directors who receive long-term equity awards with the Company’s long-term performance and to increase shareholder value. The Company has awarded long-term incentive compensation pursuant to two plans:

2016 Long-Term Incentive Plan. The 2016 Long-Term Incentive Plan, as amended, authorizes the grant of 2,200,000 shares of our common stock, which may be granted in the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options, and other stock-based awards, to employees, officers, directors, and consultants of the Company. As of December 31, 2023, we have granted 1,580,945 shares under this plan and 619,055 shares remained available for grant under this plan.

Performance Equity Plan 2009. The Performance Equity Plan 2009 authorizes the grant of 500,000 stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options, and other stock-based awards. As of December 31, 2023, we have granted 497,636 shares under this plan and 2,364 shares remained available for grant.

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

Recent Developments

On February 20, 2024, the Company entered into a Thirteenth Amendment to the Credit Agreement (the “Thirteenth Amendment”). Under the Thirteenth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Company’s existing revolving line of credit to August 31, 2025; and (b) setting the aggregate maximum principal amount of all revolving line of credit loans to $19,800,000 from January 1, 2024 through March 31, 2024, $19,080,000 from April 1, 2024 through June 30, 2024, $18,360,000 from July 1, 2024 through September 30, 2024, $17,640,000 from October 1, 2024 through December 31, 2024, $16,920,000 from January 1, 2025 through March 31, 2025, $16,200,000 from April 1, 2025 through June 30, 2025 and $15,480,000 thereafter, and for payments to be made by the Company to comply therewith (if any such payments are necessary), on the first day of each such period.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, revenues and expenses, and disclosure of contingencies during the reporting period. Significant estimates and assumptions include revenue recognition, the valuation of deferred income taxes, and the valuation of inventory. Actual results could differ from those estimates.

We believe that the following discussion addresses our critical accounting policies which require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For more discussion of these and other significant accounting policies, refer to Part II, Item 8, Note 1 “Principal Business Activity and Summary of Significant Accounting Policies” in our notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

In accordance with ASC 606, the Company recognizes revenue when it transfers control of a promised good or service to a customer in an amount that reflects the consideration it expects to be entitled to in exchange for the good or service. The majority of the Company’s performance obligations are satisfied over time as the Company (i) sells products with no alternative use to the Company and (ii) has an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date. Under the over time revenue recognition model, revenue and gross profit are recognized over the contract period as work is performed based on actual costs incurred and an estimate of costs to complete and resulting total estimated costs at completion. See Part II, Item 8, Note 1 “Principal Business Activity and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in this Form 10-K for additional information regarding the Company’s revenue recognition policy.

Deferred Income Taxes – Valuation Allowance

On a quarterly basis, we assess the likelihood that we will be able to recover our deferred tax assets against future sources of taxable income and reduce the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) that all or a portion of such assets will not be realized.

Assessing the realizability of deferred tax assets requires the determination of whether it is more likely than not that some portion or all the deferred tax assets will not be realized. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as a cumulative loss in recent years, as a significant piece of negative evidence to overcome. As of December 31, 2023, the Company achieved three years of consecutive book and taxable income, along with projections of profitability, for which management determined that there is sufficient positive evidence to conclude that it is more likely than not that a portion of the deferred tax assets will be realized. As such, $14,170,891 of the valuation allowance was released during the fourth quarter of 2023, leaving a balance in the valuation allowance of $569,143 as of December 31, 2023.

Inventory

Inventory is stated at the lower of cost or estimated net realizable value. Cost is determined using the weighted average method. The Company capitalizes labor, material, subcontractor and overhead costs as work-in-process for contracts where control has not yet passed to the customer. The Company regularly reviews inventory quantities on hand, future purchase commitments with its suppliers, and the estimated usability for its inventory. If the Company’s review indicates a reduction in usability below carrying value, it reduces its net inventory to its net realizable value.

Results of Operations

The following discussion provides an analysis of our results of operations and should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Revenue

Revenue for the year ended December 31, 2023 was $86,466,321 compared to $83,335,764 for the year ended December 31, 2022, representing an increase of $3,130,557, or 3.8%. The increase was primarily related to increases in the Raytheon - SDTA program and the T-38 Pacer Classic program, partly offset by decreases in the Sikorsky HIRRS program.

Revenue generated from prime government contracts for the year ended December 31, 2023 was $11,842,145 compared to $8,663,308 for the year ended December 31, 2022, an increase of $3,178,837, or 36.7%. This increase is primarily a result of increased revenue recognized on the T-38 Pacer Classic program.

Revenue generated from government subcontracts for the year ended December 31, 2023 was $69,672,602 compared to $69,023,729 for the year ended December 31, 2022, an increase of $648,873, or 0.9%. The increase in revenue was primarily related to increases in the Raytheon - SDTA program and the Lockheed Martin F-16 Rudder Island program, partly offset by decreases in the Sikorsky HIRRS program and the NGC E-2D WOWP program.

Revenue generated from commercial contracts for the year ended December 31, 2023 was $4,951,574 compared to $5,648,727 for the year ended December 31, 2022, a decrease of $697,153, or 12.3%. The decrease in revenue resulted from decreased revenue recognized on the Gulfstream G650 program, which concluded in 2022.

Cost of sales

Cost of sales for the year ended December 31, 2023 was $69,400,693 compared to $67,031,502 for the year ended December 31, 2022, an increase of $2,369,191 or 3.5%.

The components of cost of sales were as follows:

	Years ended
	December 31, 2023	December 31, 2022
Procurement	$46,020,628	$46,094,088
Labor	7,054,308	6,829,405
Factory overhead	16,028,140	15,730,682
Other cost of sales	297,617	(1,622,673)
Cost of sales	$69,400,693	$67,031,502

Procurement for the year ended December 31, 2023 was $46,020,628 compared to $46,094,088 for the year ended December 31, 2022, a decrease of $73,460 or 0.2%. This decrease is primarily the result of a decrease in procurement for the Lockheed Martin F-16 Rudder Island program, the Raytheon - SDTA program, the NGC E-2D MYP II OWP program and the NGC E2D WOWP program, the Bell AH-1Z program, the Gulfstream G650 program and the Raytheon B-52 Radar Rack program, partly offset by increases in the Sikorsky HIRRS program and the Raytheon Next Generation Jammer – Mid-Band pod program.

Labor costs for the year ended December 31, 2023 were $7,054,308 compared to $6,829,405 for the year ended December 31, 2022, an increase of $224,903 or 3.3%. The increase is primarily the result of higher labor cost incurred on the Boeing A-10 Warthog program.

Factory overhead costs for the year ended December 31, 2023 were $16,028,140 compared to $15,730,682 for the year ended December 31, 2022, an increase of $297,458 or 1.9%. The increase is primarily the result of higher overhead rates incurred on the Raytheon Next Generation Jammer – Mid-Band pod program, the Sikorsky – Gunner Windows program and the Lockheed Martin F-16 Rudder Island program.

Other cost of sales relates to items that can increase or decrease cost of sales such as changes in inventory levels, changes in inventory valuation, changes to inventory reserves, changes in loss contract provisions and direct charges to cost of sales. For the year ended December 31, 2023, there were costs in the amount of $297,617 compared to a reduction of costs in the amount of $1,622,673 for the year ended December 31, 2022, an increase of $1,920,290 or 118.3%. The increase is primarily the result of a higher level of cost decrease in 2022 related to changes in inventory levels and loss contract reserve reductions.

Gross profit

Gross profit for the year ended December 31, 2023 was $17,065,628 compared to $16,304,262 for the year ended December 31, 2022, an increase of $761,366 or 4.7%. Gross profit percentage (“gross margin”) for the year ended December 31, 2023 was 19.7% compared to 19.6% for year ended December 31, 2022.

Favorable/(Unfavorable) Adjustments to Gross Profit

During the years ended December 31, 2023 and 2022, we made changes in estimates to various contracts. Such changes in estimates resulted in changes in total gross profit as follows:

	Years Ended
	December 31, 2023	December 31, 2022
Favorable adjustments	$2,601,615	$4,962,675
(Unfavorable) adjustments	(4,052,117)	(3,207,099)
Net adjustments	$(1,450,502)	$1,755,576

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2023 were $10,758,624 compared to $11,410,067 for the year ended December 31, 2022, a decrease of $651,443 or 5.7%. The decrease was primarily due to decreased insurance expense and legal fees.

Interest expense

Interest expense for the year ended December 31, 2023 was $2,455,214, compared to $2,271,101 for the year ended December 31, 2022, an increase of $184,113 or 8.1%. The increase is the result of higher year-over-year interest rates charged on our outstanding debt under the Credit Agreement, partially offset by a year-over-year decrease in the amount of our outstanding debt under the Credit Agreement.

Income before provision for income taxes

Income before provision for income taxes for the year ended December 31, 2023 was $3,851,790 compared to $2,623,094 for the year ended December 31, 2022, an increase of $1,228,696 or 46.8%. The increase was driven by the aforementioned increase in gross profit and decrease in SG&A, partially offset by the increase in interest expense described above.

Provision (benefit) for income taxes

The income tax (benefit) for the year ended December 31, 2023 was ($13,349,414), which was an effective tax (benefit) rate of (346.6%), as compared to the income tax (benefit) of ($6,553,131) for the year ended December 31, 2022, which was an effective tax (benefit) rate of (249.8%). The income tax (benefit) in 2023 and 2022 was primarily due to reductions of the Company’s deferred tax asset valuation allowance recorded by the Company in the fourth quarter of 2023 and the fourth quarter of 2022 of $14,170,891 and $6,473,532, respectively.

Net income

Net income for the year ended December 31, 2023 was $17,201,204 compared to $9,176,225 for the year ended December 31, 2022, an increase of $8,024,979 or 87.5%. The increase in net income was driven by the aforementioned increase in gross profit, decrease in SG&A and the 2023 income tax (benefit), partially offset by the aforementioned increase in interest expense.

Earnings per share

Basic earnings per share was $1.40 for the year ended December 31, 2023 calculating utilizing 12,311,219 weighted average shares outstanding as compared to $0.74 for the year ended December 31, 2022 calculated utilizing 12,389,890 weighted average shares outstanding, an increase of $0.66 per share, or 88.8%. Diluted earnings per share was $1.38 for the year ended December 31, 2023 calculated utilizing 12,471,961 weighted average shares outstanding as compared to $0.74 for the year ended December 31, 2022 calculated utilizing 12,389,890 weighted average shares outstanding, an increase of $0.64 per share, or 86.4%.

Business Outlook

The statements in the “Business Outlook” section and other forward-looking statements of this Annual Report on Form 10-K are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times.

Liquidity and Capital Resources

General. At December 31, 2023, we had working capital of $15,402,381 compared to working capital of $12,896,602 at December 31, 2022, an increase of $2,505,779, or 19.4%. This increase is primarily the result of an increase in contract assets and cash, partially offset by an increase in accrued expenses and accounts payable and a decrease in current portion of long-term debt.

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

At December 31, 2023, our cash balance was $5,094,794 compared to $3,847,225 at December 31, 2022, an increase of $1,247,569, or 32.4%. The increase was driven by $3,928,341 in cash provided by operations, partly offset by our pay down of outstanding debt during 2023 of $2,679,766.

BankUnited Facility

This information is set forth in Note 8 to our Consolidated Financial Statements, appearing following Item 15 of this Annual Report on Form 10-K which is hereby incorporated by reference.

Leases

This information is set forth in Note 10 to our Consolidated Financial Statements, appearing following Item 15 of this Annual Report on Form 10-K which is hereby incorporated by reference.

Liquidity

Our working capital requirements can vary significantly, depending in part on the timing of the conclusion of mature programs and new program awards and the payment terms with our customers and suppliers. There is currently no availability for borrowings under the BankUnited Facility and the Company finances its operations from internally generated cash flow. Note 8 to our consolidated financial statements included in Part II - Item 8 includes a discussion regarding the BankUnited Facility and recent amendments thereto which provide, among other things, for increases in principal payments and the interest rate on the loans provided for therein. Management has (i) negotiated and executed a further amendment to the Credit Agreement which extended the maturity date of the Credit Agreement to August 31, 2025, (ii) obtained and regularly seeks additional progress payment and advance payment customer contract funding provisions, (iii) maintained procedures to minimize investments in inventory and contract assets, (iv) remained focused on its military customer base and (v) maintained its approximately $118.2 million backlog of funded orders, 98% of which are for military programs. Based upon the aforementioned factors, it is management’s estimation that there will likely not be any individual conditions or combination of events that will occur in the coming year which would cause the Company to be unable to meet its obligations or otherwise continue as a going concern. However, there can be no assurance that such plans will accomplish their intended goals.

Contractual Obligations

The table below summarizes information about our contractual obligations as of December 31, 2023 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Line of credit	$20,040,000	$2,400,000	$17,640,000	$—	$—
Finance Leases	70,981	44,498	26,483	—	—
Operating Leases	5,482,708	2,228,784	3,244,696	9,228	—
Insurance Financing Agreement	280,910	280,910	—	—	—
Total Contractual Cash Obligations	$25,874,599	$4,954,192	$20,911,179	$9,228	$—

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

Interest Rate Risk

We are exposed to interest rate risk on variable-rate credit facilities for which there was $20,040,000 outstanding at December 31, 2023. Additionally, if we were to refinance our long-term debt, it may be refinanced at higher interest rates.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not effective due to the material weakness described below.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2023 because of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In connection with management’s evaluation of the Company’s internal control over financial reporting described above, management identified a material weakness in its internal controls relating to the inadequate review, assessment of and reporting of the Company’s temporary differences between book and taxable income. This material weakness led to the need to restate within Note 11 “Income Taxes” of this Annual Report on Form 10-K the Company’s December 31, 2022 deferred tax assets and deferred tax liabilities balances, which had no impact to the Company’s previously reported net deferred tax asset on its December 31, 2022 Balance Sheet and no impact to the Company’s previously reported Net Income, Earnings Per Share or Cash Flow for the twelve months ended December 31, 2022. The restatement of the aforementioned balances, as well as additional details regarding the restatement adjustments, appears in Note 11 “Income Taxes” of this Annual Report on Form 10-K. The Company is in the process of remediating the aforementioned material weakness. The Company’s remediation plans currently include conducting a comprehensive review of the scope and work of its outside tax advisor, providing additional education and training in tax accounting to the its finance personnel and requiring additional review of, approval over and documentation of the work product of its tax advisor and tax accounting preparors.

Conclusion

As described above, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023.

Notwithstanding the conclusion by our management that our controls and procedures as of December 31, 2023 were not effective, as described above with respect to income tax accounting, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial position, results of operations and cash flows as of and for the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP.

CPI is a non-accelerated filer for 2023. As such, CPI is not subject to the requirement to have an auditor attestation report on internal control over financial reporting in the 10-K filed in 2024 for 2023.

Changes in Internal Control Over Financial Reporting

Other than as disclosed above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended December 31, 2023, we implemented additional internal controls related to the reconciliation of accounts receivable that include more timely account reconciliation and transactional reviews, and strengthening oversight controls over the accounts receivable and billing function.

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2023.

Item 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2023.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2023.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2023.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2023.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022

Notes to Financial Statements

(2) Financial Statement Schedules:

None.

(3) The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company, as amended, (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.1	Certificate of Amendment of the Certificate of Incorporation of Composite of Precision Industries, Inc., dated May 9, 1989 (incorporated by reference to Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.2	Certificate of Amendment of the Certificate of Incorporation of Consortium Products International, Inc., dated June 30, 1992 (incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.3	Certificate of Amendment of the Certificate of Incorporation of CPI Aerostructures, Inc., dated August 7, 1992 (incorporated by reference to Exhibit 3.1.3 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.4	Certificate of Amendment of the Certificate of Incorporation of CPI Aerostructures, Inc., dated June 3, 1997 (incorporated by reference to Exhibit 3.1.4 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.5	Certificate of Amendment of the Certificate of Incorporation of CPI Aerostructures, Inc., dated June 16, 1998 (incorporated by reference to Exhibit 3.1.5 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K/A filed on November 24, 2021).
3.2.1	Amended Article V, Section 6 of Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 22, 2021).
4.1*	Securities of the Registrant.
10.1**	Performance Equity Plan 2009 (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 30, 2009).
10.2**	2016 Long-Term Incentive Plan, as amended (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 28, 2023).
10.3.1	Agreement of Lease, dated June 30, 2011, between Heartland Boys II L.P. and CPI Aerostructures, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011).
10.3.2	Lease Amendment, dated November 11, 2020, between Heartland Boys II L.P. and CPI Aerostructures, Inc. (incorporated by reference to Exhibit 10.3.2 to the Company’s Annual Report on Form 10-K/A filed on November 24, 2021).
10.3.3	Second Lease Amendment, dated November 10, 2021, between Heartland Boys II L.P. and CPI Aerostructures, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2021).
10.4.1	Amended and Restated Credit Agreement, dated as of March 24, 2016, among CPI Aerostructures, Inc., the several lenders from time to time party thereto, and BankUnited, N.A. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2016).
10.4.2	First Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2016).
10.4.3	Second Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.4.3 to the Company’s Annual Report on Form 10-K filed on August 25, 2020).
10.4.4	Third Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2018).
10.4.5	Fourth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2018).
10.4.6	Fifth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2019).
10.4.7	Waiver and Sixth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2020).
10.4.8	Waiver and Seventh Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2021).
10.4.9	Waiver and Eighth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 28, 2021).
10.4.10	Consent, Waiver and Ninth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2022).
10.4.11	Consent, Waiver and Tenth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2022).

10.4.12	Eleventh Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 11, 2022).
10.4.13	Twelfth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2023).
10.4.14	Thirteenth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2024.
10.5	Amended and Restated Continuing General Security Agreement among CPI Aerostructures, Inc. and BankUnited N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 28, 2016).
21*	Subsidiaries of the Registrant.
23.1*	Consent of RSM US LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 905 of the Sarbanes-Oxley Act of 2002.
97*	The Company’s Clawback Policy Relating to the Recovery of excessive Incentive-Based Compensation from Executive Officers in the Event of an Accounting Restatement.

101.INS*	XBRL Instanse Document.
101.SCH*	XBRL Taxonomy Extension Scheme Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith.
**	Management contract compensatory plan or arrangement.
***	Furnished herewith.

Item 16.	FORM 10-K SUMMARY

None

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of CPI Aerostructures, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CPI Aerostructures, Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement

As discussed in Note 11 to the financial statements, the 2022 financial statements have been restated to correct a misstatement.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Deferred Tax Asset Valuation Allowance

As described in Note 1 and Note 11 of the financial statements, the Company’s net deferred tax asset of approximately $19.9 million is net of a valuation allowance of approximately $0.6 million as of December 31, 2023. The Company recognizes deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the Company’s financial statements. Valuation allowances are provided for deferred tax assets where it is considered more likely than not that the Company will not realize the benefit of such assets. In evaluating the realizability of deferred tax assets in future periods, the available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carrybacks and tax-planning strategies are considered.

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

Our audit procedures related to the realization of the Company’s net deferred tax assets included the following, among others:

  Evaluated the reasonableness of management’s estimate in regard to the ability to generate future taxable income and utilize the deferred tax assets by evaluating the forecast of future taxable income, including testing of management’s assumptions used in their projections.
•	Utilized personnel with specialized knowledge and skill in accounting for income taxes to assist in the evaluation of management’s assessment of positive and negative evidence and their conclusion that it is more likely than not that the Company will realize a benefit from its net deferred tax assets.

Revenue Recognition

As described in Note 2 of the financial statements, revenue for the year ended December 31, 2023 was $86.5 million, including $82.7 million of revenue recognized using an over time revenue recognition model. As described in Note 1 of the financial statements, the majority of the Company's revenues are from long-term contracts with performance obligations satisfied over time as the Company (i) sells products with no alternative use to the Company and (ii) has an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date. The Company uses the cost-to-cost method to measure progress for its performance obligations because it best depicts the transfer of control to the customer which occurs as the Company incurs costs on its contracts.

Given the complexity and significant estimates and assumptions management makes regarding revenue and costs associated with long-term contracts with performance obligations satisfied over time, we identified revenue recognition over these contracts as a critical audit matter. Auditing these estimates required a high degree of auditor judgement and increased audit effort.

Our audit procedures related to the Company's revenue, costs and profit for these contracts included the following, among others:

•	Obtained an understanding of management’s process related to the accounting for contract revenue including cost to complete estimates for long-term contracts with performance obligations satisfied over time.
•	Performed substantive test of details on a sample of contracts with customers to ensure modifications were agreed to by the customer.
•	Performed journal entry testing related to revenue.
•	Tested the accuracy and completeness of the costs incurred to date on a sample of contracts.
•	Performed procedures, including a retrospective and prospective review, over estimated costs to complete on a sample of contracts.
•	On a sample of contracts, we evaluated whether the revenue recognition over time on contracts was appropriate based on the terms and conditions.
•	Tested the mathematical accuracy of management’s calculation of revenue recognized on a sample basis.
•	Performed procedures to evaluate the reasonableness of the significant assumptions used to estimate contract costs to complete on a sample of contracts.

/s/ RSM US LLP

We have served as the Company's auditor since 2021.

New York, New York

April 5, 2024

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash	$5,094,794	$3,847,225
Accounts receivable, net	4,352,196	4,857,772
Insurance recovery receivable	—	3,600,000
Contract assets, net	35,312,068	27,384,540
Inventory	1,436,647	2,493,069
Refundable income taxes	40,000	40,000
Prepaid expenses and other current assets	678,026	975,830
Total Current Assets	46,913,731	43,198,436

Operating lease right-of-use assets	4,740,193	6,526,627
Property and equipment, net	794,056	1,124,556
Deferred tax asset	19,938,124	6,574,463
Goodwill	1,784,254	1,784,254
Other assets	189,774	238,744
Total Assets	$74,360,132	$59,447,080

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,487,012	$8,029,996
Accrued expenses	10,275,695	7,344,590
Litigation settlement obligation	—	3,600,000
Contract liabilities	5,937,629	6,001,726
Loss reserve	337,351	576,549
Current portion of line of credit	2,400,000	1,200,000
Current portion of long-term debt	44,498	1,719,766
Operating lease liabilities	1,999,058	1,817,811
Income taxes payable	30,107	11,396
Total Current Liabilities	31,511,350	30,301,834

Line of credit, net of current portion	17,640,000	19,800,000
Long-term operating lease liabilities	3,100,571	5,077,235
Long-term debt, net of current portion	26,483	70,981
Total Liabilities	52,278,404	55,250,050

Commitments and Contingencies (see note 16)
Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, 12,771,434 and 12,506,795 shares, respectively, issued and outstanding	12,771	12,507
Additional paid-in capital	73,872,679	73,189,449
Accumulated deficit	(51,803,722)	(69,004,926)
Total Shareholders’ Equity	22,081,728	4,197,030
Total Liabilities and Shareholders’ Equity	$74,360,132	$59,447,080

see notes to CONSOLIDATED financial statements

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2023 and 2022

	2023	2022
Revenue	$86,466,321	$83,335,764

Cost of sales	69,400,693	67,031,502

Gross profit	17,065,628	16,304,262

Selling, general and administrative expenses	10,758,624	11,410,067
Income from operations	6,307,004	4,894,195

Interest expense	(2,455,214)	(2,271,101)
Income before benefit for income taxes	3,851,790	2,623,094

Benefit from income taxes	(13,349,414)	(6,553,131)
Net income	$17,201,204	$9,176,225

Income per common share-basic	$1.40	$0.74
Income per common share-diluted	$1.38	$0.74

Shares used in computing income per common share:
Basic	12,311,219	12,389,890
Diluted	12,471,961	12,389,890

see notes to CONSOLIDATED financial statements

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2023 and 2022

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance at January 1, 2022	12,335,683	$12,336	$72,833,742	$(78,181,151)	$(5,335,073)

Net income	—	—	—	9,176,225	9,176,225
Issuance of common stock upon settlement of restricted stock, net	171,112	171	—	—	171
Stock-based compensation expense	—	—	355,707	—	355,707
Balance at December 31, 2022	12,506,795	12,507	73,189,449	(69,004,926)	4,197,030

Net income	—	—	—	17,201,204	17,201,204
Issuance of common stock upon settlement of restricted stock, net	264,639	264	—	—	264
Stock-based compensation expense	—	—	770,362	—	770,362
Shares withheld for tax withholdings	—	—	(87,132)	—	(87,132)
Balance at December 31, 2023	12,771,434	$12,771	$73,872,679	$(51,803,722)	$22,081,728

see notes to CONSOLIDATED financial statements

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2023 and 2022

	2023	2022
Cash flows from operating activities:
Net income	$17,201,204	$9,176,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	470,950	688,096
Amortization of debt issuance costs	103,304	133,997
Stock-based compensation expense	770,626	355,878
Deferred income taxes	(13,363,661)	(6,574,463)
Bad debt expense	—	72,099
Changes in operating assets and liabilities:
Decrease in accounts receivable	505,576	37,843
Decrease (increase) in insurance recovery receivable	3,600,000	(750,000)
Increase in contract assets	(7,927,528)	(2,925,201)
Decrease in inventory	1,056,422	1,535,856
Decrease (increase) in prepaid expenses and other current assets	297,804	(350,755)
Decrease in operating right-of-use assets	1,786,434	1,270,141
Increase (decrease) in accounts payable and accrued expenses	5,107,211	(1,157,019)
(Decrease) increase in litigation settlement obligation	(3,600,000)	596,741
(Decrease) increase in contract liabilities	(64,097)	878,960
Decrease in lease liabilities	(1,795,417)	(1,131,135)
Decrease in loss reserve	(239,198)	(919,165)
Increase in income taxes payable	18,711	6,231
Net cash provided by operating activities	3,928,341	944,329
Cash flows from investing activities:
Purchase of property and equipment	(140,450)	(40,789)
Net cash used in investing activities	(140,450)	(40,789)
Cash flows from financing activities:
Principal payments on line of credit	(960,000)	(250,000)
Principal payments on long-term debt	(1,719,766)	(3,115,181)
Proceeds from insurance financing obligation	330,482	—
Repayments of insurance financing obligation	(49,572)	—
Taxes paid related to net share settlement of equity awards	(87,132)	—
Debt issuance costs	(54,334)	—
Net cash used in financing activities	(2,540,322)	(3,365,181)
Net increase (decrease) in cash	1,247,569	(2,461,641)
Cash at beginning of year	3,847,225	6,308,866
Cash at end of year	$5,094,794	$3,847,225
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,454,065	$1,792,858
Cash paid for income taxes	$4,364	$25,291

See notes to CONSOLIDATED financial statements

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

The Company follows Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). In accordance with ASC 606, the Company recognizes revenue when it transfers control of a promised good or service to a customer in an amount that reflects the consideration it expects to be entitled to in exchange for the good or service. The majority of the Company’s performance obligations are satisfied over-time as the Company (i) sells products with no alternative use to the Company and (ii) has an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date. Under the over-time revenue recognition model, revenue and gross profit are recognized over the contract period as work is performed based on actual costs incurred and an estimate of costs to complete and resulting total estimated costs at completion.

The majority of the Company’s performance obligations are satisfied over time as the Company (i) sells products with no alternative use to the Company and (ii) has an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date. This is known as the over time revenue recognition model. Under the over time revenue recognition model, revenue and gross profit are recognized over the contract period as work is performed based on actual costs incurred as a percentage of total estimated costs at completion of the contract.

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The contracts with the U.S. government typically are subject to the Federal Acquisition Regulation (“FAR”), which provides guidance on the types of costs that are allowable in establishing prices for goods and services provided under U.S. government contracts. The pricing for commercial contractors are based on the specific negotiations with each customer and any taxes imposed by governmental authorities are excluded from revenue. The transaction price is primarily comprised of fixed consideration as the customer typically pays a fixed fee for each product sold. The Company does not adjust the amount of revenue to be recognized under a customer contract for the effects of the time value of money when the timing difference between receipt of payment and transferring the good or service is less than one year.

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Government Contracts

The Company’s government contracts are subject to the procurement rules and regulations of the U.S. government. Many of the contract terms are dictated by these rules and regulations. Specifically, cost-based pricing is determined under the FAR, which provides guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. government contracts. For example, costs such as those related to charitable contributions, advertising, interest expense, and public relations are unallowable, and therefore not recoverable through sales. During and after the fulfillment of a government contract, the Company may be audited in respect to the direct and allocated indirect costs attributable thereto. These audits may result in adjustments to the Company’s contract cost, and/or revenue.

When contractual terms allow, the Company invoices its customers on a progress basis.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash

The Company maintains its cash in multiple financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to the limit of $250,000. From time to time, the Company’s balances may exceed these limits. As of December 31, 2023 and 2022, the Company had $4,943,628 and $3,763,608, respectively, of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly credit worthy.

Allowance for Credit Losses

The Company maintains an allowance for credit losses on accounts receivable and contract assets. The adequacy of the allowance is assessed quarterly through consideration of factors such as age of the receivable and identification of any anticipated collectability issues by account, if applicable. The Company writes off accounts when they are deemed to be uncollectible.

Inventory

Inventories, which consist of raw materials, work in progress and finished goods, are reported at lower of cost or net realizable value using the weighted average cost method. The Company capitalizes labor, material, subcontractor and overhead costs as work-in-process for contracts where control has not yet passed to the customer. The Company regularly reviews inventory quantities on hand, future purchase commitments with its suppliers, and the estimated usability for its inventory. If the Company’s review indicates a reduction in usability below carrying value, it reduces its net inventory to its net realizable value.

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method over the estimated useful life of the asset. Leasehold improvements depreciation is computed over the shorter of the lease term or estimated useful life of the asset. Additions and improvements that extend the useful lives are capitalized, while repairs and maintenance are expensed as incurred.

Leases

The Company leases a building and various equipment. Under ASC 842, Leases (“ASC 842”), at contract inception we determine whether the contract is or contains a lease and whether the lease should be classified as an operating or a finance lease. Operating leases are included in right-of-use (“ROU”) assets and operating lease liabilities in our consolidated balance sheets.

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

At December 31, 2023, the Company has right of use assets and lease liabilities of $4,740,193 and $5,099,629, respectively. At December 31, 2022, the Company had right of use assets and lease liabilities of $6,526,627 and $6,895,046, respectively.

Finance leases are treated as the purchase of an asset on a financing basis. Assets under finance leases, which primarily represent machinery and equipment, computer equipment, and leasehold improvements, are included in property and equipment, net, with the related liabilities included in current portion of long-term debt and long-term debt on the consolidated balance sheets.

Goodwill

Goodwill represents the excess of purchase price of an acquisition over the fair value of net assets acquired. Goodwill is not amortized but instead is assessed for impairment annually as of December 31st and when events and circumstances warrant an evaluation. The Company has determined that it has a single operating and reporting unit, and assesses during its evaluation whether it believes it is more likely than not that the fair value of this reporting unit is greater than or less than its carrying amount by comparing the fair value of this reporting unit with its carrying value. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss. The Company performed its annual impairment assessment of goodwill as of December 31, 2023 and concluded that goodwill was not impaired. The Company assessed goodwill using qualitative factors to determine whether it was more likely than not that the fair value is less than its carrying value (step 0) and determined that no further testing was required.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable by comparing the estimated undiscounted cash flows expected to result from the use of the asset and the estimated amounts expected to be realized upon the asset’s eventual disposition with the carrying value of the asset. If the carrying amount of the asset exceeds the aforementioned estimated expected undiscounted cash flows and estimated expected disposition proceeds, the Company measures the amount of the impairment to record by comparing the carrying amount of the asset with its estimated fair value. As of December 31, 2023, the Company determined that long-lived assets were not impaired.

Fair Value

The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant unobservable inputs.

At December 31, 2023 and 2022, the fair values of the Company’s current assets and current liabilities approximated their carrying values because of the short-term nature of these instruments.

The carrying value of the line of credit and long-term debt approximates fair value (level 2) as the interest rate is based on market quotes.

Earnings per Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share” and uses the treasury stock method in the calculation of earnings per share. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

Basic and diluted income per common share is computed using the weighted average number of common shares outstanding. Diluted income per common share is adjusted for the incremental shares attributed to unvested RSUs. There were 160,742 and 0 incremental shares used in the calculation of diluted income per common share for the years ended December 31, 2023 and 2022, respectively.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development

Customer-funded research and development (“R&D”) costs are incurred pursuant to contractual arrangements requiring us to provide a product meeting certain defined performance or other specifications, such as designs, and such contractual arrangements are accounted for principally by the over time revenue recognition method. Customer-funded R&D is included in the “Revenue” and “Cost of sales” line items in our Consolidated Statements of Operations.

Prior Period Reclassification

Certain amounts in prior periods have been reclassified to conform with current period presentation within the Consolidated Statement of Shareholder’s Equity and the Consolidated Statements of Cash Flows.

Recently Issued Accounting Standards – Adopted

In 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), using a modified retrospective method, which did not result in a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards – Not Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	REVENUE

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by contract type and revenue recognition method:

	Year Ended
	December 31, 2023	December 31, 2022
Government subcontracts	$69,672,602	$69,023,729
Prime government contracts	11,842,145	8,663,308
Commercial contracts	4,951,574	5,648,727
Total	$86,466,321	$83,335,764

	Year Ended
	December 31, 2023	December 31, 2022
Revenue recognized using over time revenue recognition model	$82,713,436	$75,911,241
Revenue recognized using point in time revenue recognition model	3,752,885	7,424,523
Total	$86,466,321	$83,335,764

Favorable/(Unfavorable) Adjustments to Gross Profit

We review our Estimates at Completion (“EAC”) at least quarterly. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many inputs, and requires significant judgment by management on a contract-by-contract basis. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities relate to management’s judgment about the ability and cost to achieve the schedule, consideration of customer-directed delays or reductions in scheduled deliveries, technical requirements, customer activity levels, and related variable consideration. Management must make assumptions and estimates regarding contract revenue and costs, including estimates of labor productivity and availability, the complexity and scope of the work to be performed, the availability and cost of materials including any impact from changing costs or inflation, the length of time to complete the performance obligation, the availability and timing of funding from our customer, and overhead cost rates, among others.

Changes in estimates of net sales, cost of sales, and the related impact to operating profit on contracts recognized over time are recognized on a cumulative catch-up basis, which recognizes the cumulative effect of the profit changes on current and prior periods based on a performance obligation’s percentage-of-completion in the current period. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. Our EAC adjustments also include the establishment of, and changes to, loss provisions for our contracts accounted for on a percentage-of-completion basis.

Net EAC adjustments had the following impact on our gross profit during the years ended December 31, 2023 and 2022:

	Years Ended
	December 31, 2023	December 31, 2022
Favorable adjustments	$2,601,615	$4,962,675
(Unfavorable) adjustments	(4,052,117)	(3,207,099)
Net adjustments	$(1,450,502)	$1,755,576

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Favorable adjustments during the year ended December 31, 2023 included the NGC E-2D MY2 Outer Wing Panel (“OWP”) and NGC E-2D Wet Outer Wing Panel programs. Unfavorable adjustments during the year ended December 31, 2023 included the Boeing A-10 and Embraer Phenom 300 programs. Favorable adjustments during the year ended December 31, 2022 included the Raytheon NGJ Pods/AMS and Lockheed Margin F-16 Rudder Island programs. Unfavorable adjustments during the year ended December 31, 2022 included the NGC E-2D MY2 OWP and Embraer Phenom 300 programs.

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2023, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $118.2 million. This represents the amount of revenue the Company expects to recognize in the future on contracts with unsatisfied or partially satisfied performance obligations as of December 31, 2023.

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

	December 31, 2023	December 31, 2022	December 31, 2021
Contract assets	$35,312,068	$27,384,540	24,459,339

Contract liabilities	5,937,629	6,001,726	5,122,766

Contract assets at December 31, 2023 increased $7,927,528 from December 31, 2022 due to the recognition of revenue during 2023 upon the satisfaction or partial satisfaction of performance obligations for which we had not yet billed our customers as of December 31, 2023, primarily on our T-38 Pacer Classic program, our Lockheed Martin F-16 Rudder Island program and our NGC E-2D Advanced Hawkeye OWP program.

Contract liabilities decreased $64,097 during 2023, primarily due to revenue recognized on these performance obligations in excess of payments received.

Revenue recognized for the year ended December 31, 2023, that was included in the contract liabilities balances as of January 1, 2023 was $3,816,336. Revenue recognized for the year ended December 31, 2022, that was included in the contract liabilities balances as of January 1, 2022 was $3,598,601.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables as follows:

	December 31, 2023	December 31, 2022
Billed receivables	$4,444,504	$5,139,757
Less: allowance for expected credit losses	(92,308)	(281,985)
Total accounts receivable, net	$4,352,196	$4,857,772

5.	INVENTORY

The components of inventory consist of the following:

	December 31,
	2023	2022
Raw materials	$1,187,008	$1,892,157
Work in progress	75,795	685,438
Finished goods (Includes completed components)	1,617,077	3,038,859
Gross inventory	$2,879,879	$5,616,454
Inventory reserves	(1,443,233)	(3,123,386)
Inventory, net	$1,436,647	$2,493,069

6.	PROPERTY AND EQUIPMENT

The components of property and equipment consist of the following:

	December 31,		Estimated
	2023	2022	Useful Life (years)
Machinery and equipment	$4,004,779	$3,978,662	5 to 7
Computer equipment	4,242,437	4,191,040	5
Furniture and fixtures	709,350	709,350	7
Automobiles and trucks	13,162	13,162	5
Leasehold improvements	2,692,552	2,629,615	Lesser of lease term or 10 years
Total gross property and equipment	11,662,280	11,521,829
Less accumulated depreciation and amortization	(10,868,224)	(10,397,273)
Total property and equipment, net	$794,056	$1,124,556

Depreciation expense for the years ended December 31, 2023 and 2022 was $470,950 and $563,096, respectively.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	GOODWILL

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

On April 12, 2022, the Company entered into a Consent, Waiver and Ninth Amendment (the “Ninth Amendment”) to the Credit Agreement. Under the Ninth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to September 30, 2023, (b) providing for the repayment of an additional $750,000 of the principal balance of the Term Loan in three installments of $250,000 on September 30, 2022, December 31, 2022 and March 31, 2023 in addition to $200,000 regular monthly principal payments through December 31, 2022 and (c) increasing the interest on the Revolving Loan and the Term Loan as follows: through June 30, 2022, Prime Rate (as defined in the Credit Agreement) plus 2.5%; from July 1, 2022 through August 31, 2022, Prime Rate plus 5%; from September 1, 2022 through October 31, 2022, Prime Rate plus 6%; from November 1, 2022 through December 31, 2022, Prime Rate plus 7%; and from January 1, 2023 through September 30, 2023, Prime Rate plus 8%. Additionally, under the Ninth Amendment, the Credit Agreement financial covenants were amended. BankUnited also waived or consented to certain covenant non-compliance, waived temporarily or consented to, late delivery of certain financial information and waived permanently late delivery of certain pro-forma budget information.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 19, 2022, the Company entered into a Consent, Waiver and Tenth Amendment (the “Tenth Amendment”) to the Credit Agreement. Under the Tenth Amendment, the parties amended the Credit Agreement by (a) increasing the maximum leverage ratio applicable for the fiscal quarter ending September 30, 2022 to 5.0 to 1.0, (b) waiving and/or consenting to the exclusion from the Company’s covenant compliance requirements for the fiscal quarters ended December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 up to (i) $566,025 of losses incurred and reserves taken under the Borrower’s welded product contracts, and (ii) $367,045 of reserves taken with respect to the Borrower’s welded product inventory, and (c) waiving and/or consenting to the exclusion from the Company’s covenant compliance requirements for the fiscal quarters ended March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022 up to $795,997 of accrued severance and COBRA costs and employer taxes incurred by the Company during the fiscal quarter ending March 31, 2022. Additionally, under the Tenth Amendment, BankUnited waived or consented to late delivery of certain financial information required by the Credit Agreement.

On November 10, 2022, the Company entered into an Eleventh Amendment to the Credit Agreement (the “Eleventh Amendment”). Under the Eleventh Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to November 30, 2023 or with respect to the Term Loan, if earlier, until the outstanding principal balance is paid in full (the “Term Loan Maturity Date”), (b) providing for regular monthly principal payments of $200,000 on the Term Loan from January 1, 2023 through the Term Loan Maturity Date (in addition to the Company’s existing obligation to make two principal payments on the term loan of $250,000 on each of December 31, 2022 and March 31, 2023) and (c) decreasing the interest rate on the Revolving Loan and on the Term Loan to the Prime Rate plus 3.5% effective as of November 1, 2022.

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

The Credit Agreement, as amended, requires us to maintain the following financial covenants (subject to the exclusions provided for in the previous paragraph): (a) minimum debt service coverage ratio of no less than 1.5 to 1.0 for the trailing four quarter period ended March 31, 2022, 0.95 to 1.0 for the trailing four quarter period ended June 30, 2022, and 1.5 to 1.0 for the trailing four quarter period ended September 30, 2022 and for the trailing four quarter periods ended thereafter; (b) maximum leverage ratio of no less than 7.30 to 1.0 for the trailing four quarter period ended March 31, 2022, 6.30 to 1.0 for the trailing four quarter period ended June 30, 2022, 5.0 to 1.0 for the trailing four quarter period ended September 30, 2022 and 4.0 to 1.0 for the trailing four quarter periods thereafter; (c) minimum net income after taxes as of the end of each fiscal quarter being no less than $1.00 commencing June 30, 2022; and (d) a minimum adjusted EBITDA at the end of each quarter of no less than $1.0 million (waived for the quarter ended March 31, 2022). The additional principal payments, increase in interest and an amendment fee provided for in the Eighth and Ninth Amendments are excluded for purposes of calculating compliance with each of the financial covenants.

On February 20, 2024, the Company entered into a Thirteenth Amendment to the Credit Agreement (the “Thirteenth Amendment”). Under the Thirteenth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Company’s existing revolving line of credit to August 31, 2025; and (b) setting the aggregate maximum principal amount of all revolving line of credit loans to $19,800,000 from January 1, 2024 through March 31, 2024, $19,080,000 from April 1, 2024 through June 30, 2024, $18,360,000 from July 1, 2024 through September 30, 2024, $17,640,000 from October 1, 2024 through December 31, 2024, $16,920,000 from January 1, 2025 through March 31, 2025, $16,200,000 from April 1, 2025 through June 30, 2025 and $15,480,000 thereafter, and for payments to be made by the Company to comply therewith (if any such payments are necessary), on the first day of each such period.

As of December 31, 2023 and December 31, 2022, the Company had $20,040,000 and $21,000,000, respectively, outstanding under the BankUnited Revolving Loan Facility. $2,400,000 of the revolving line of credit matures and is payable by December 31, 2024 and the remaining balance of $17,640,000 of the revolving line of credit matures and is payable by August 31, 2025.

The BankUnited Facility is secured by all of the Company’s assets.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As described above, in connection with the Eleventh Amendment, the Company and BankUnited agreed to amend the Credit Agreement by (a) extending the maturity date of the Revolving Loan and the Term Loan to November 30, 2023 or with respect to the Term Loan, if earlier, until the outstanding principal balance is paid in full (the “Term Loan Maturity Date”), (b) providing for regular monthly principal payments of $200,000 on the Term Loan from January 1, 2023 through the Term Loan Maturity Date (in addition to the Company’s existing obligation to make two principal payments on the term loan of $250,000 on each of December 31, 2022 and March 31, 2023) and (c) decreasing the interest rate on the Revolving Loan and on the Term Loan to the Prime Rate plus 3.5% effective as of November 1, 2022.

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

As described above, in connection with the Ninth Amendment, the Company and BankUnited agreed to extend the maturity dates of the Revolving Loan and Term Loan to September 30, 2023, provide for the repayment of an additional $750,000 of the principal balance of the term loan in three installments of $250,000 on September 30, 2022, December 31, 2022 and March 31, 2023 (in addition to the $750,000 in additional principal payments as required by the Eighth Amendment due on November 30, 2021, December 31, 2021 and March 31, 2022), as well as the $200,000 regular monthly principal payments paid monthly through maturity, increase the interest on the Revolving Loan and on the Term Loan as follows: through June 30, 2022, Prime Rate (as defined in the Credit Agreement) plus 2.5%; from July 1, 2022 through August 31, 2022, Prime Rate plus 5%; from September 1, 2022 through October 31, 2022, Prime Rate plus 6%; from November 1, 2022 through December 31, 2022, Prime Rate plus 7%; and from January 1, 2023 through September 30, 2023, Prime Rate plus 8%, waive or consent to certain covenant non-compliance, and waive temporarily or consented to, late delivery of certain financial information and waived permanently late delivery of certain pro-forma budget information. The BankUnited Facility, as amended, requires us to maintain the financial covenants described in the preceding note.

In 2022, as consideration for the lenders entering into the Ninth Amendment, the Company paid a $62,833 fee to the lenders. The Company has cumulatively paid approximately $962,000 of total debt issuance costs in connection with the BankUnited Facility of which approximately $82,000 and $131,000 is unamortized and included in other assets at December 31, 2023 and 2022, respectively.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maturities of the long-term debt (excluding unamortized debt issuance costs) as of December 31, 2023, are as follows:

Year ending December 31,
2024	$44,498
2025	26,483
Total	$70,981

Included in the long-term debt are financing leases and notes payable totaling $70,981 and $207,414 at December 31, 2023 and 2022, respectively, including a current portion of $44,498 and $136,433, respectively.

The BankUnited Facility is secured by all of the Company’s assets and both the Revolving Loan and Term Loan bear interest at the Prime Rate + 3.50%. The Prime Rate was 8.50% as of December 31, 2023 and as such, the Company’s interest rate on the Revolving Loan and Term Loan was 12.00% as of December 31, 2023.

During the year ended December 31, 2023, the Term Loan was fully repaid. At December 31, 2022, the Term Loan had an aggregate principal balance due of $1,583,333, payable in monthly installments, as defined in the Credit Agreement.

10.	LEASES

The Company leases manufacturing and office space under an agreement classified as an operating lease. On November 10, 2022, the Company executed the second amendment to the lease agreement for its manufacturing and office space, which extends the lease agreement’s expiration date to April 30, 2026. The lease agreement does not include any renewal options. The agreement provides for an initial monthly base amount plus annual escalations through the term of the lease. In addition to the monthly base amounts in the lease agreement, the Company is required to pay real estate taxes and operating expenses during the lease terms.

The Company also leases office equipment in agreements classified as operating leases.

For the years ended December 31, 2023 and 2022, the Company’s operating lease expense was $2,142,338 and $2,101,596, respectively.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2023 were as follows:

Year ending December 31,
2024	$2,228,784
2025	2,283,354
2026	850,276
2027	111,065
2028	9,226
Total undiscounted operating lease payments	5,482,705
Less imputed interest	(383,076)
Present value of operating lease payments	$5,099,629

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the ROU assets and operating lease liabilities as of December 31, 2023 and 2022:

	2023	2022
Assets
ROU assets, net	$4,740,193	$6,526,627

Liabilities
Current operating lease liabilities	$1,999,058	$1,817,811
Long-term operating lease liabilities	3,100,571	5,077,235
Total lease liabilities	$5,099,629	$6,895,046

The Company’s weighted average remaining lease term for its operating leases is 2.5 years as of December 31, 2023. The Company’s weighted average discount rate for its operating leases is 5.43% as of December 31, 2023.

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

The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. The Company generally is no longer subject to U.S. or state examinations by tax authorities for taxable years prior to 2019. However, net operating losses utilized from prior years in subsequent years’ tax returns are subject to examination until three years after the filing of subsequent years’ tax returns. The statute of limitations expiration in foreign jurisdictions for corporate tax returns generally ranges between two and five years depending on the jurisdiction.

The (benefit) for income taxes consists of the following:

Year ended December 31,	2023	2022
Current:
State	$14,248	$21,332
Deferred:
Federal	(12,608,425)	(6,428,448)
State	(755,237)	(146,015)
Total	$(13,349,414)	$(6,553,131)

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The difference between the income tax provision computed at the federal statutory rate and the actual tax benefit is accounted for as follows:

December 31,	2023	2022
Taxes computed at the federal statutory rate	$808,876	$550,850
State income tax, net	(585,381)	(98,499)
Research and development tax credit	(133,089)	(190,656)
Change in valuation allowance	(13,531,626)	(6,616,952)
Other	88,308	51,696
Accrued loss reserve adjustment	—	(253,738)
Permanent differences	3,498	4,168
Benefit for income taxes	$(13,349,414)	$(6,553,131)

The components of deferred income tax assets and liabilities are as follows at December 31:

Deferred Tax Assets:	2023	2022 (As Restated)
Allowance for credit losses	$20,632	$60,100
Capitalized R&D	1,420,263	864,969
Credit carryforwards	2,278,642	2,193,146
Inventory reserve	350,073	722,991
Accrued payroll	151,986	267,819
Loss contracts reserve	75,402	46,205
Restricted stock	94,809	92,677
Acquisition costs	74,136	77,762
Lease liability	1,139,836	1,469,551
Accrued legal	—	159,849
Disallowed interest expense	1,067,063	943,089
Net operating loss carryforward	16,356,545	17,513,901
Other	45,057	20,659
Deferred tax assets	23,074,444	24,432,718

Valuation allowance	(569,143)	(14,740,034)

Deferred Tax Liabilities:
Prepaid expenses	143,126	207,980
Revenue recognition	1,224,106	1,341,105
Property and equipment	140,449	178,107
ROU asset	1,059,496	1,391,029
Deferred tax liabilities	$2,567,177	$3,118,221
Net deferred tax assets	$19,938,124	$6,574,463

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During our review of the Company’s deferred income tax positions as of December 31, 2023, we determined that the following adjustments are needed to our previously reported December 31, 2022 deferred tax assets and liabilities balances, with no impact to our net deferred tax assets, due to the inadequate review, assessment of and reporting of the Company’s temporary differences between book and taxable income. More specifically, the adjustments are required due to computational errors and incomplete analyses. Accordingly, we have restated the balances as previously reported, where needed, as follows:

Deferred Tax Assets:	2022 (as Previously Reported)	Restatement Adjustments	2022 (As Restated)
Allowance for credit losses	$60,100	$—	$60,100
Capitalized R&D	864,969	—	864,969
Credit carryforwards	2,193,146	—	2,193,146
Inventory reserve	1,130,788	(407,797)	722,991
Accrued payroll	267,819	—	267,819
Loss contracts reserve	46,205	—	46,205
Restricted stock	160,989	(68,312)	92,677
Acquisition costs	77,762	—	77,762
Lease liability	1,469,551	—	1,469,551
Accrued legal	159,849	—	159,849
Disallowed interest expense	1,268,226	(325,137)	943,089
Net operating loss carryforward	19,493,530	(1,979,629)	17,513,901
Other	20,659	—	20,659
Deferred tax assets	27,213,593	(2,780,875)	24,432,718

Valuation allowance	(14,916,923)	176,889	(14,740,034)

Deferred Tax Liabilities:
Prepaid expenses	207,980	—	207,980
Revenue recognition	3,966,404	(2,625,299)	1,341,105
Property and equipment	156,794	21,313	178,107
ROU asset	1,391,029	—	1,391,029
Deferred tax liabilities	$5,722,207	$(2,603,986)	$3,118,221
Net deferred tax assets	$6,574,463	$—	$6,574,463

As of December 31, 2023, the Company had approximately $74.7 million of gross net operating loss carryforwards (“NOLs”) for federal tax purposes and approximately $17.3 million of post apportionment NOLs for state tax purposes. The Federal NOLs begin to expire in 2034. Losses generated in 2018 and forward of $14.4 million have an indefinite life and can offset up to 80% of taxable income in the future. Federal NOLs generated prior to 2018 can offset 100% of future taxable income. The state NOLs begin to expire in 2034.

As a result of the Tax Cuts and Jobs Act of 2017 and the Coronavirus Aid, Relief, and Economic Security Act of 2020, federal NOLs arising before January 1, 2018, and NOLs arising after January 1, 2018, are subject to different rules. Our pre-2018 NOLs totaled approximately $60.3 million; these NOLs will expire in varying amounts from 2034 through 2039, if not utilized, and can offset 100% of future taxable income for regular tax purposes. Our NOLs arising in 2018, 2019 and 2020 can generally be carried back five years, carried forward indefinitely and can offset 100% of taxable income for tax years before January 1, 2021 and up to 80% of taxable income for tax years after December 31, 2020. Any NOLs arising on or after January 1, 2021, cannot be carried back, can generally be carried forward indefinitely and can offset up to 80% of future taxable income. The state NOLs begin to expire in 2034.

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

Assessing the realizability of deferred tax assets requires the determination of whether it is more likely than not that some portion or all the deferred tax assets will not be realized. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as a cumulative loss in recent years, as a significant piece of negative evidence to overcome. As of December 31, 2023, the Company achieved three years of consecutive book and taxable income, along with projections of profitability, for which management determined that there is sufficient positive evidence to conclude that it is more likely than not that a portion of the deferred tax assets will be realized. As such, $14,170,891 of the valuation allowance was released during the fourth quarter of fiscal 2023, leaving a balance in the valuation allowance of $569,143 as of December 31, 2023.

The income tax (benefit) for the year ended December 31, 2023 was $(13,349,414), an effective tax (benefit) rate of (346.6%). The tax (benefit) was mostly the result of the aforementioned reduction in the valuation allowance on deferred tax assets. Management makes these estimates quarterly in order to determine the appropriate level of valuation allowance to include in the Company’s financial statements at the balance sheet date.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.       ACCRUED EXPENSES

Accrued expenses consists of the following:

	December 31, 2023	December 31, 2022

Accrued purchases	$7,132,847	$4,153,237
Accrued payroll	1,143,913	1,285,122
Accrued insurance	855,190	837,371
Accrued interest	601,200	703,354
Accrued professional fees and other accrued expenses	542,545	365,506
Total	$10,275,695	$7,344,590

13.	STOCK-BASED COMPENSATION

Stock-based compensation expense for restricted stock in the consolidated statements of operations is summarized as follows:

	2023	2022
Cost of sales	$65,470	$36,794

Selling, general and administrative	705,156	319,084
Total stock-based compensation expense	$770,626	$355,878

The Company grants restricted stock units (“RSUs”) to its board of directors as partial compensation. These RSUs vest quarterly on a straight-line basis over a one-year period.

The following table summarizes activity related to outstanding RSUs for the year ended December 31, 2023:

	RSUs	Weighted Average Grant Date Fair Value of RSUs
Non-vested – January 1, 2023	—	$—
Granted	173,718	$3.43
Vested	(139,969)	$3.43
Forfeited	(33,749)	$3.42
Non-vested – December 31, 2023	—	$—

The Company grants shares of common stock (“Restricted Stock Awards”) to select employees. These shares have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant. In the event that the employee’s employment is voluntarily terminated prior to certain vesting dates, portions of the shares may be forfeited. At December 31, 2023, the weighted average remaining amortization period was 2.7 years.

The following table summarizes activity related to outstanding Restricted Stock Awards for the year ended December 31, 2023:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value of Restricted Stock Awards
Non-vested – January 1, 2023	130,583	$2.37
Granted	111,447	$3.82
Vested	(39,331)	$3.07
Forfeited	(35,628)	$2.04
Non-vested – December 31, 2023	167,071	$3.25

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company grants shares of common stock (“Performance Restricted Stock Awards” or “PRSAs”) to select officers as part of our long-term incentive program that will result in that number of PRSAs being paid out if the target performance metric is achieved. The award vesting is based on specific performance metrics related to accounts payable delinquency, debt, and net income during the performance period. The PRSAs vest at 0% or 100% and all three metrics must be met to vest at 100%. The PRSAs granted under this program will vest on the fourth anniversary of the grant date, subject to the aforementioned performance criteria. At December 31, 2023, the weighted average remaining amortization period was 2.9 years.

The following table summarizes activity related to outstanding PRSAs for the year ended December 31, 2023:

	PRSAs	Weighted Average Grant Date Fair Value of PRSAs
Non-vested – January 1, 2023	31,737	$2.65
Granted	48,050	$3.27
Vested	(20,971)	$2.65
Forfeited	(10,766)	$2.65
Non-vested – December 31, 2023	48,050	$3.27

The fair value of all RSUs, PRSAs and Restricted Stock Awards is based on the closing price of our common stock on the grant date. All RSUs, PRSAs, and Restricted Stock Awards vest and settle in common stock (on a one-for-one basis).

As of December 31, 2023, unamortized stock-based compensation costs related to restricted share arrangements was $274,415.

In addition, our income tax liabilities for 2023 and 2022 were reduced by $174,617 and $101,497, respectively, due to recognized tax benefits on stock-based compensation arrangements.

In 2009, the Company adopted the Performance Equity Plan 2009 (the “2009 Plan”). The 2009 Plan reserved 500,000 common shares for issuance. The 2009 Plan provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company. The Company has 2,364 shares available for grant under the 2009 Plan as of December 31, 2023.

In 2016, the Company adopted the 2016 Long Term Incentive Plan (the “2016 Plan”). The 2016 Plan reserved 600,000 common shares for issuance, provided that, no more than 200,000 common shares be granted as incentive stock options. Awards may be made or granted to employees, officers, directors and consultants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Any shares of common stock granted in connection with awards other than stock options and stock appreciation rights are counted against the number of shares reserved for issuance under the 2016 Plan as one and one-half shares of common stock for every one share of common stock granted in connection with such award. Any shares of common stock granted in connection with stock options and stock appreciation rights are counted against the number of shares reserved for issuance under the 2016 Plan as one share for every one share of common stock issuable upon the exercise of such stock option or stock appreciation right awarded. In the fourth quarter of 2020, the Company added 800,000 shares to the 2016 Plan, which increased the number of shares reserved for issuance under the 2016 Plan to 1,400,000 shares. In the second quarter of 2023, the Company added an additional 800,000 shares to the 2016 Plan, which increased the number of shares for reserved for issuance under the 2016 Plan to 2,200,000 shares. The Company has 619,055 shares available for grant under the 2016 Plan as of December 31, 2023.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	EMPLOYEE BENEFIT PLAN

On September 11, 1996, the Company’s board of directors instituted a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Code”). On October 1, 1998, the Company amended and standardized its plan as required by the Code. Pursuant to the amended plan, qualified employees may contribute a percentage of their pretax eligible compensation to the Plan and the Company will match a percentage of each employee’s contribution. Additionally, the Company has a profit-sharing plan covering all eligible employees. Contributions by the Company are at the discretion of management. The amount of contributions recorded by the Company during the years ended December 31, 2023 and 2022 amounted to $300,600 and $343,077, respectively.

15.	MAJOR CUSTOMERS

For the year ended December 31, 2023, 30%, 26%, 13%, and 12% of our revenue was generated from our four largest customers. For the year ended December 31, 2022, 35%, 17%, 12% and 10% of our revenue was generated from our four largest customers.

At December 31, 2023, 30%, 17%, 12%, and 11% of accounts receivable were due from our four largest customers. At December 31, 2022, 38%, 21%, 17%, and 13% of accounts receivable were due from our four largest customers.

At December 31, 2023, 26%, 23%, 18%, and 15% of our contract assets were related to our four largest customers. At December 31, 2022, 27%, 20%, 16%, and 16% of our contract assets were related to our four largest customers.

16.	COMMITMENTS AND CONTINGENCIES

The Company may be involved in various claims, suits, assessments, investigations, and legal proceedings that arise from time to time in the ordinary course of its business. The Company accrues a liability when it is both probable a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews these accruals at least quarterly and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in the Company’s accrued liabilities would be recorded in the period such determination is made. For some matters, the amount of liability is not probable or the amount cannot be reasonably estimated and, therefore, accruals have not been made.

Termination of Shareholder Derivative Actions and Class Action Lawsuit

Termination of Shareholder Derivative Actions

In 2020 and 2021, four shareholder derivative actions were filed against certain current and former members of our board of directors and certain of our current and former officers. All four of the actions—each described in further detail below—were based on substantially the same allegations and claims – specifically, that the defendants allegedly breached their fiduciary duties and/or violated securities laws by permitting false and misleading statements to be included in the Company’s registration statement and prospectus supplements issued in connection with the Company’s October 16, 2018 securities offering and/or by permitting false and misleading statements to be made in the Company’s periodic reports filed between March 22, 2018 and February 14, 2020.

The first action (captioned Moulton v. McCrosson, et.al., No. 20-cv-02092) was filed on May 7, 2020, in the U.S. District Court for the Eastern District of New York. It purported to assert derivative claims against the individual defendants for violations of Section 10(b) and 21D of the Exchange Act, breach of fiduciary duty, and unjust enrichment and sought to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct. The complaint also sought declaratory, equitable, injunctive, and monetary relief, as well as attorneys’ fees and other costs.

The second action (captioned Woodyard v. McCrosson, et al., Index No. 613169/2020) was filed on September 17, 2020, in the Supreme Court of the State of New York (Suffolk County). It purported to assert derivative claims against the individual defendants for breach of fiduciary duty and unjust enrichment and sought to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct, along with declaratory, equitable, injunctive, and monetary relief, as well as attorneys’ fees and other costs.

The third action (captioned Berger v. McCrosson, et al., No. 1:20-cv-05454) was filed on November 10, 2020, in the U.S. District Court for the Eastern District of New York. The complaint, which was based on the shareholder’s inspection of certain corporate books and records, purported to assert derivative claims against the individual defendants for breach of fiduciary duty and unjust enrichment, and sought to implement reforms to the Company’s corporate governance and internal procedures and to recover on behalf of the Company an unspecified amount of monetary damages. The complaint also sought equitable, injunctive, and monetary relief, as well as attorneys’ fees and other costs.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 19, 2021, the parties to the Moulton and Berger actions filed a joint stipulation consolidating the actions (under the caption In re CPI Aerostructures Stockholder Derivative Litigation, No. 20-cv-02092) and staying the consolidated action.

The fourth action (captioned Wurst, et al. v. Bazaar, et al., Index No. 605244/2021) was filed on March 24, 2021, in the Supreme Court of the State of New York (Suffolk County). The complaint purported to assert derivative claims against the individual defendants for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and sought to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct. The complaint also sought declaratory, equitable, injunctive, and monetary relief, as well as attorneys’ fees and other costs.

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

On May 17, 2023, plaintiffs in the consolidated federal action filed an unopposed motion for final approval of the settlement. The magistrate judge held a final approval hearing on June 7, 2023. On October 27, 2023, the magistrate judge recommended that the Court grant the final approval motion in its entirety. On December 11, 2023, the Court adopted that recommendation and entered orders granting final approval to the settlement and closing the case.

Pursuant to the settlement agreement, after the federal court’s final approval of the settlement, the plaintiffs in the Woodyard and Wurst state-court actions voluntarily requested that those actions be dismissed. The parties to the Woodyard action filed a stipulation of dismissal on December 15, 2023, and the Court entered an order dismissing the action on December 19, 2023. The parties to the Wurst action filed a stipulation of dismissal on December 14, 2023, and the Court entered an order dismissing the action on December 18, 2023.

As part of the settlement, the Company agreed to undertake (or confirm that it has undertaken already) certain corporate governance reforms. In addition, the Company and/or its insurer have agreed to pay a total of $585,000 in attorneys’ fees to plaintiffs’ counsel. The Company’s insurer paid the full amount due of $585,000. Because the settlement amount was transferred to counsel for plaintiffs on May 5, 2023 from the escrow account established for this purpose, we relieved from our balance sheet, as of that date, the amounts previously owed from our directors’ and officers’ insurance carrier and to that plaintiff.

Termination of Class Action Lawsuit

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation Settlement Obligation and Insurance Recovery Receivable Pertaining to the Class Action Lawsuit and Shareholder Derivative Action

The attorneys’ fees for both the class action lawsuit and the shareholder derivative actions were covered and paid by our directors’ and officers’ insurance carrier, after satisfaction of our $750,000 retention. As of December 31, 2023, we had previously paid and accrued to our financial statements covered expenses totaling $750,000, and had therefore met our insurance carrier’s directors’ and officers’ retention requirement, which capped the Company’s expenses pertaining to the class action suit at $750,000. Because the Settlement Amount was transferred to counsel for plaintiff in the class action lawsuit on May 5, 2023, from the escrow account established for this purpose, we have relieved from our balance sheet, as of that date, the amounts previously owed from our directors’ and officers’ insurance carrier and to that plaintiff.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 5, 2024	CPI AEROSTRUCTURES, INC.
(Registrant)

	By:	/s/ Andrew L. Davis
Andrew L. Davis Chief Financial Officer and Secretary (Principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Carey Bond	Vice Chairman of the Board of Directors	April 5, 2024
Carey Bond

/s/ Richard Caswell	Director	April 5, 2024
Richard Caswell

/s/ Andrew L. Davis	Chief Financial Officer and Secretary	April 5, 2024
Andrew L. Davis	(Principal Financial and Accounting Officer)

/s/ Michael Faber	Director	April 5, 2024
Michael Faber

/s/Dorith Hakim	Chief Executive Officer and President	April 5, 2024
Dorith Hakim	(Principal Executive Officer)

/s/ Pamela Levesque	Director	April 5, 2024
Pamela Levesque

/s/ Rick Rosenjack	Director	April 5, 2024
Rick Rosenjack

/s/ Terry Stinson	Chairman of the Board of Directors	April 5, 2024
Terry Stinson