Form 10-Q
period 2024-03-31
CPI AEROSTRUCTURES INC
filed 2024-05-15
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, the registrant had 12,856,575 shares of common stock, $.001 par value, outstanding.

Part I - Financial Information

Item 1 - Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2024 (Unaudited)	December 31, 2023
ASSETS
Current Assets:
Cash	$3,018,068	$5,094,794
Accounts receivable, net	4,982,137	4,352,196
Contract assets, net	34,016,949	35,312,068
Inventory	1,281,219	1,436,647
Refundable income taxes	40,000	40,000
Prepaid expenses and other current assets	532,458	678,026
Total Current Assets	43,870,831	46,913,731

Operating lease right-of-use assets	4,277,724	4,740,193
Property and equipment, net	741,264	794,056
Deferred tax asset	19,906,903	19,938,124
Goodwill	1,784,254	1,784,254
Other assets	174,530	189,774
Total Assets	$70,755,506	$74,360,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,864,561	$10,487,012
Accrued expenses	7,943,246	10,275,695
Contract liabilities	4,497,225	5,937,629
Loss reserve	133,206	337,351
Current portion of line of credit	2,160,000	2,400,000
Current portion of long-term debt	30,010	44,498
Operating lease liabilities, current	2,037,547	1,999,058
Income taxes payable	38,358	30,107
Total Current Liabilities	28,704,153	31,511,350

Line of credit, net of current portion	16,920,000	17,640,000
Long-term operating lease liabilities	2,581,128	3,100,571
Long-term debt, net of current portion	18,736	26,483
Total Liabilities	48,224,017	52,278,404

Commitments and Contingencies (see note 11)

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, 12,784,768 and 12,771,434 shares, respectively, issued and outstanding	12,784	12,771
Additional paid-in capital	74,154,189	73,872,679
Accumulated deficit	(51,635,484)	(51,803,722)
Total Shareholders’ Equity	22,531,489	22,081,728
Total Liabilities and Shareholders’ Equity	$70,755,506	$74,360,132

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Revenue	$19,081,143	$22,016,668
Cost of sales	15,527,394	17,354,152
Gross profit	3,553,749	4,662,516

Selling, general and administrative expenses	2,713,904	2,869,058
Income from operations	839,845	1,793,458

Interest expense	(632,135)	(610,896)
Income before provision for income taxes	207,710	1,182,562

Provision for income taxes	39,472	199,257
Net income	$168,238	$983,305

Income per common share, basic	$0.01	$0.08
Income per common share, diluted	$0.01	$0.08

Shares used in computing income per common share:
Basic	12,486,889	12,520,299
Diluted	12,680,584	12,608,189

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at January 1, 2023	12,506,795	$12,507	$73,189,449	$(69,004,926)	$4,197,030
Net income	—	—	—	983,305	983,305
Issuance of common stock upon settlement of restricted stock, net	19,247	19	—	—	19
Stock-based compensation expense	—	—	338,904	—	338,904
Balance at March 31, 2023	12,526,042	$12,526	$73,528,353	$(68,021,621)	$5,519,258

Balance at January 1, 2024	12,771,434	$12,771	$73,872,679	$(51,803,722)	$22,081,728
Net income	—	—	—	168,238	168,238
Issuance of common stock upon settlement of restricted stock, net	13,334	13	—	—	13
Stock-based compensation expense	—	—	281,510	—	281,510
Balance at March 31, 2024	12,784,768	$12,784	$74,154,189	$(51,635,484)	$22,531,489

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$168,238	$983,305
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	99,567	116,545
Amortization of debt issuance cost	15,244	65,835
Stock-based compensation	281,523	338,923
Deferred income taxes	31,221	199,993
Bad debt expense	148,084	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(778,025)	(626,143)
Decrease (increase) in contract assets	1,295,119	(2,978,411)
Decrease in inventory	155,428	158,502
Decrease in prepaid expenses and other assets	145,568	6,714
Decrease in operating lease right-of-use assets	462,469	455,469
(Decrease) increase in accounts payable and accrued expenses	(867,723)	1,217,630
(Decrease) increase in contract liabilities	(1,440,404)	1,492,095
Decrease in lease liabilities	(480,954)	(425,234)
Decrease in loss reserve	(204,145)	(112,505)
Increase in income taxes payable	8,251	—
Net cash (used in) provided by operating activities	(960,539)	892,718

Cash flows from investing activities:
Purchase of property and equipment	(46,775)	(43,525)
Net cash used in investing activities	(46,775)	(43,525)

Cash flows from financing activities:
Principal payments on line of credit	(960,000)	—
Principal payments on long-term debt	(22,235)	(644,160)
Repayments of insurance financing obligation	(87,177)	—
Debt issuance costs paid	—	(54,334)
Net cash used in financing activities	(1,069,412)	(698,494)

Net (decrease) increase in cash	(2,076,726)	150,699
Cash at beginning of period	5,094,794	3,847,225
Cash at end of period	$3,018,068	$3,997,924

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$622,371	$651,984
Income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The Company consists of CPI Aerostructures, Inc. (“CPI Aero”), Welding Metallurgy, Inc. (“WMI”), a wholly owned subsidiary of CPI Aero, and Compac Development Corporation, a wholly owned subsidiary of WMI (collectively, the “Company”, “we”, “us”, or “our”).

The condensed consolidated interim financial statements of the Company as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated balance sheet at December 31, 2023 has been derived from audited consolidated financial statements, but does not include all of the information and notes required by U.S. GAAP. The Company believes that the disclosures are adequate to make the information presented not misleading.

All adjustments that, in the opinion of the management, are necessary for a fair presentation for the periods presented have been reflected. Such adjustments are of a normal, recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”). The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

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

The Company maintains its cash in multiple financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed insurance limits. As of March 31, 2024, the Company had $2,806,594 of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

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

2.	REVENUE

Disaggregation of Revenue

The following tables present the Company’s revenue disaggregated by contract type and revenue recognition method:

	Three months ended March 31,
	2024	2023
Government subcontracts	$15,001,768	$18,672,893
Prime government contracts	2,781,881	1,408,034
Commercial contracts	1,297,494	1,935,741
	$19,081,143	$22,016,668

	Three months ended March 31,
	2024	2023
Revenue recognized using over time revenue recognition model	$18,870,366	$20,630,230
Revenue recognized using point in time revenue recognition model	210,777	1,386,438
	$19,081,143	$22,016,668

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

Net EAC adjustments had the following impact on our gross profit during the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31, 2024	March 31, 2023
Favorable adjustments	$912,487	$825,981
Unfavorable adjustments	(2,085,348)	(1,546,986)
Net adjustments	$(1,172,861)	$(721,005)

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2024, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $103.6 million. This represents the amount of revenue the Company expects to recognize in the future on contracts with unsatisfied or partially satisfied performance obligations as of March 31, 2024.

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

	March 31, 2024	December 31, 2023
Contract assets	$34,016,949	$35,312,068
Contract liabilities	4,497,225	5,937,629

Contract assets at March 31, 2024 decreased $1,295,119 from December 31, 2023 primarily in our T-38 Pacer Classic program.

Contract liabilities decreased $1,440,404 during the three months ended March 31, 2024, primarily in our Collins Aerospace Pods programs.

Revenue recognized for the three months ended March 31, 2024 and 2023 that was included in the contract liabilities balance as of January 1, 2024 and 2023, respectively, was approximately $2.0 million and $1.5 million, respectively.

4.	INVENTORY

The components of inventory consisted of the following:

	March 31, 2024	December 31, 2023
Raw materials	$1,191,315	$1,187,008
Work in progress	56,901	75,795
Finished goods	1,604,406	1,617,077
Gross inventory	2,852,622	2,879,879
Inventory reserves	(1,571,403)	(1,443,233)
Inventory, net	$1,281,219	$1,436,647

5.	STOCK-BASED COMPENSATION

In 2009, the Company adopted the Performance Equity Plan 2009 (the “2009 Plan”). The 2009 Plan reserved 500,000 common shares for issuance. The 2009 Plan provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company. The Company has 2,364 shares available for grant under the 2009 Plan as of March 31, 2024.

In 2016, the Company adopted the 2016 Long Term Incentive Plan (the “2016 Plan”). The 2016 Plan reserved 600,000 common shares for issuance, provided that, no more than 200,000 common shares be granted as incentive stock options. Awards may be made or granted to employees, officers, directors and consultants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Any shares of common stock granted in connection with awards other than stock options and stock appreciation rights are counted against the number of shares reserved for issuance under the 2016 Plan as one and one-half shares of common stock for every one share of common stock granted in connection with such award. Any shares of common stock granted in connection with stock options and stock appreciation rights are counted against the number of shares reserved for issuance under the 2016 Plan as one share for every one share of common stock issuable upon the exercise of such stock option or stock appreciation right awarded. In the fourth quarter of 2020, the Company added 800,000 shares to the 2016 Plan, which increased the number of shares reserved for issuance under the 2016 Plan to 1,400,000 shares. In the second quarter of 2023, the Company added an additional 800,000 shares to the 2016 Plan, which increased the number of shares for reserved for issuance under the 2016 Plan to 2,200,000 shares. The Company has 599,055 shares available for grant under the 2016 Plan as of March 31, 2024.

Stock-based compensation expense for restricted stock in the consolidated statements of operations is summarized as follows:

	Three months ended March 31,
	2024	2023
Cost of sales	$(10,755)	$15,077
Selling, general and administrative	292,277	323,846
Total stock-based compensation expense	$281,522	$338,923

The Company grants restricted stock units (“RSUs”) to its board of directors as partial compensation. These RSUs vest quarterly on a straight-line basis over a one-year period. At March 31, 2024, the weighted average remaining amortization period was nine months.

The following table summarizes activity related to outstanding RSUs for the three months ended March 31, 2024:

	RSUs	Weighted Average Grant Date Fair Value of RSUs
Non-vested – January 1, 2024	—	$—
Granted	181,323	$2.45
Vested	(45,328)	$2.45
Forfeited	—	$—
Non-vested – March 31, 2024	135,995	$2.45

The Company grants shares of common stock (“Restricted Stock Awards”) to select employees. These shares have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant. In the event that the employee’s employment is voluntarily terminated prior to certain vesting dates, portions of the shares may be forfeited. At March 31, 2024, the weighted average remaining amortization period was 2.6 years.

The following table summarizes activity related to outstanding Restricted Stock Awards for the three months ended March 31, 2024:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value of Restricted Stock Awards
Non-vested – January 1, 2024	167,071	$3.25
Granted	—	$—
Vested	(9,294)	$2.93
Forfeited	(12,572)	$3.03
Non-vested – March 31, 2024	145,205	$3.28

The Company grants shares of common stock (“Performance Restricted Stock Awards” or “PRSAs”) to select officers as part of our long-term incentive program that will result in that number of PRSAs being paid out if the target performance metric is achieved. The award vesting is based on specific performance metrics related to accounts payable delinquency, debt, and net income during the performance period. The PRSAs vest at 0% or 100% and all three metrics must be met to vest at 100%. The PRSAs granted under this program will vest on the fourth anniversary of the grant date, subject to the aforementioned performance criteria. At March 31, 2024, the weighted average remaining amortization period was 2.5 years.

The following table summarizes activity related to outstanding PRSAs for the three months ended March 31, 2024:

	PRSAs	Weighted Average Grant Date Fair Value of PRSAs
Non-vested – January 1, 2024	48,050	$3.27
Granted	1,245	$1.60
Vested	—	$—
Forfeited	(6,851)	$3.08
Non-vested – March 31, 2024	42,444	$3.25

The fair value of all RSUs, PRSAs and Restricted Stock Awards is based on the closing price of our common stock on the grant date. All RSUs, PRSAs, and Restricted Stock Awards vest and settle in common stock (on a one-for-one basis).

As of March 31, 2024, unamortized stock-based compensation costs related to restricted share arrangements was $463,262.

6.	NET INCOME PER SHARE

Basic and diluted income per common share is computed using the weighted average number of common shares outstanding. Diluted income per common share is adjusted for the incremental shares attributed to unvested RSUs. Incremental shares of 193,695 and 87,890 were used in the calculation of diluted income per common share for the three months ended March 31, 2024 and 2023, respectively.

7.	LINE OF CREDIT AND LONG-TERM DEBT

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

The Credit Agreement, as amended, requires us to maintain the following financial covenants: (a) minimum debt service coverage ratio of no less than 1.5 to 1.0 for trailing four fiscal quarter periods; (b) maximum leverage ratio of no less than 4.0 to 1.0 for trailing four fiscal quarter periods; (c) minimum net income after taxes as of the end of each fiscal quarter being no less than $1.00; and (d) a minimum adjusted EBITDA at the end of each fiscal quarter of no less than $1.0 million. The additional principal payments, increase in interest and the Amendment Fee provided for in the Eighth Amendment (entered into on October 28, 2021) and Ninth Amendment to the Credit Agreement (entered into on April 12, 2022) are excluded for purposes of calculating compliance with each of the financial covenants.

The BankUnited Facility is secured by all of the Company’s assets and the Revolving Loan bears interest at the Prime Rate + 3.50%. The Prime Rate was 8.50% as of March 31, 2024 and as such, the Company’s interest rate on the Revolving Loan was 12.00% as of March 31, 2024.

As of March 31, 2024 and December 31, 2023, the Company had $19,080,000 and $20,040,000 outstanding under the Revolving Loan, respectively. $2,160,000 of the Revolving Loan is payable by March 31, 2025 and the remaining balance of $16,920,000 of the revolving line of credit matures and is payable by August 31, 2025.

The Company has cumulatively paid approximately $962,000 of total debt issuance costs in connection with the BankUnited Facility, of which approximately $66,000 and $82,000 is unamortized and is included in other assets at March 31, 2024 and December 31, 2023, respectively.

Also included in long-term debt are financing leases of $48,746 and $70,981 at March 31, 2024 and December 31, 2023,= respectively, including a current portion of $30,010 and $44,498, respectively. The maturities of the March 31, 2024 balance of these financing leases are as follows:

For the Year Ending December 31,
Remainder of 2024	$22,263
2025	26,483
Total	$48,746

8.	MAJOR CUSTOMERS AND VENDORS

During the three months ended March 31, 2024, our four largest customers accounted for 28%, 24%, 15%, and 11% of revenue. During the three months ended March 31, 2023, our two largest customers accounted for 36% and 28% of revenue.

At March 31, 2024, 22%, 17%, 14%, and 14% of our accounts receivable were from four of our largest customers. At December 31, 2023, 30%, 17%, 12%, and 11% of accounts receivable were due from our four largest customers.

At March 31, 2024, 27%, 20%, 18%, and 15% of our contract assets were from four of our largest customers. At December 31, 2023, 26%, 23%, 18%, and 15% of our contract assets were related to our four largest customers.

At March 31, 2024, 13% of our accounts payable was from one of our largest vendors.

9.	LEASES

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

For the three months ended March 31, 2024 and 2023, the Company’s operating lease expense was $529,624 and $546,082, respectively.

Future minimum lease payments under non-cancellable operating leases as of March 31, 2024 were as follows:

For the Year Ending December 31,
Remainder of 2024	$1,680,674
2025	2,283,354
2026	850,276
2027	111,065
2028	9,228
Total undiscounted operating lease payments	4,934,597
Less imputed interest	(315,922)
Present value of operating lease payments	$4,618,675

The following table sets forth the right-of-use assets and operating lease liabilities as of:

	March 31, 2024	December 31, 2023
Assets
Right-of-use assets, net	$4,277,724	$4,740,193

Liabilities
Current operating lease liabilities	$2,037,547	$1,999,058
Long-term operating lease liabilities	2,581,128	3,100,571
Total lease liabilities	$4,618,675	$5,099,629

The Company’s weighted average remaining lease term for its operating leases is 2.2 years as of March 31, 2024. The Company’s weighted average discount rate for its operating leases is 5.45% as of March 31, 2024.

10.	INCOME TAXES

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

The provision for income tax for the three months ended March 31, 2024 and 2023 was $39,472 and $199,257, respectively. The decrease in the year-over-year provision for income tax is the result of the Company’s lower year over year pre-tax book income.

The effective income tax rate for the three months ended March 31, 2024 is 19.0%. The difference between the effective income tax rate for the three months ended March 31, 2024 and the statutory income tax rate of 21.0% for the three months ended March 31, 2024 is due primarily to the estimated R&D credit, state income taxes and permanent tax differences. The effective income tax rate for the three months ended March 31, 2023 was 16.8%. The difference between the effective income tax rate for the three months ended March 31, 2023 and the statutory income tax rate of 21% for the three months ended March 31, 2023 was due to the estimated R&D credit, state income taxes and permanent tax differences.

11.	COMMITMENTS AND CONTINGENCIES

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

Forward Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission (the “SEC”), the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”). We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Our total backlog as of March 31, 2024 and December 31, 2023 was as follows:

Backlog (Total)	March 31, 2024	December 31, 2023
Funded	$103,597,000	$118,218,000
Unfunded	406,771,000	395,133,000
Total	$510,368,000	$513,351,000

Approximately 96% of the total amount of our backlog at March 31, 2024 was attributable to government and military contractor contracts. Our backlog attributable to government contracts at March 31, 2024 and December 31, 2023 was as follows:

Backlog (Government)	March 31, 2024	December 31, 2023
Funded	$99,242,000	$115,681,000
Unfunded	390,571,000	383,574,000
Total	$489,813,000	$499,255,000

Our backlog attributable to commercial contracts at March 31, 2024 and December 31, 2023 was as follows:

Backlog (Commercial)	March 31, 2024	December 31, 2023
Funded	$4,355,000	$2,537,000
Unfunded	16,200,000	11,559,000
Total	$20,555,000	$14,096,000

The total backlog at March 31, 2024 is primarily comprised of long-term programs with Raytheon (Next Generation Jammer (“NGJ”) – Mid Band Pods and Advanced Tactical Pods), Collins Aerospace (Airborne Reconnaissance Pods), USAF (T-38 Classic Structural Modification Kits), Lockheed Martin (F-16 RI/DCC’s), Raytheon (B-52 Radar Racks), Embraer (Phenom 300 Engine Inlets), Sikorsky (CH-53K Welded Tubes), Sikorsky (UH-60 BLACKHAWK Gunner Windows), Boeing (A-10 Main Landing Gear Pods) and Sikorsky (UH-60 BLACKHAWK Stabilator MRO).

The funded backlog at March 31, 2024 is primarily from purchase orders under long-term contracts with Raytheon (NGJ – Mid Band Pods), USAF (T-38 Classic Structural Modification Kits), Collins Aerospace (Airborne Reconnaissance Pods), Boeing (A-10 Main Landing Gear Pods), Sikorsky (CH-53K Welded Tubes), Sikorsky (UH-60 BLACKHAWK Gunner Windows), Lockheed Martin (F-16 RI/DCC’s), Embraer (Phenom 300 Engine Inlets) and Raytheon (Advanced Tactical Pods).

Critical Accounting Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K, for a discussion of our critical accounting estimates. There have been no significant changes to the application of our critical accounting estimates during the quarter ended March 31, 2024.

Results of Operations

Revenue

Total Revenue for the three months ended March 31, 2024 was $19,081,143 compared to $22,016,668 for the same period last year, a decrease of $2,935,525 or 13.3%, driven primarily by decreases in our Raytheon NGJ – Mid Band Pods, Sikorsky UH-60 BLACKHAWK Hover Infrared Suppression System (“HIRSS”) Module Assemblies and Lockheed Martin F-16 Rudder Island/Drag Chute Canisters (RI/DCC’s) programs, partly offset by increases in our USAF T-38 Pacer Classic Structural Modification Kits and Collins Aerospace Pods programs.

Revenue from military subcontracts was $15,001,768 for the three months ended March 31, 2024 compared to $18,672,893 for the three months ended March 31, 2023, a decrease of $3,671,125 or 19.7%, driven primarily by decreases in our Raytheon NGJ – Mid Band Pods, Sikorsky UH-60 BLACKHAWK HIRSS Module Assemblies and Lockheed Martin F-16 RI/DCC’s programs, partly offset by increases in our Collins Aerospace Pods programs.

Revenue from government military contracts was $2,781,881for the three months ended March 31, 2024 compared to $1,408,034 for the three months ended March 31, 2023, an increase of $1,373,847 or 97.6%, primarily on an increase in our USAF T-38 Pacer Classic Structural Modification Kits program.

Revenue from commercial subcontracts was $1,297,494 for the three months ended March 31, 2024 compared to $1,935,741 for the three months ended March 31, 2023, a decrease of $638,247 or 33.0%, primarily on a decrease in our Embraer Phenom Engine Inlet Assemblies program.

Cost of Sales

Total Cost of Sales for the three months ended March 31, 2024 and 2023 was $15,527,394 and $17,354,152, respectively, a decrease of $1,826,758 or 10.5%.

The components of the cost of sales were as follows:

	Three months ended
	March 31, 2024	March 31, 2023
Procurement	$9,365,019	$11,488,091
Labor	1,797,790	1,854,863
Factory overhead	4,267,095	3,779,878
Other cost of sales	97,490	231,320
Cost of sales	$15,527,394	$17,354,152

Procurement for the three months ended March 31, 2024 was $9,365,019 compared to $11,488,091 for the three months ended March 31, 2023, a decrease of $2,123,072 or 18.5%, driven primarily by decreases in our Raytheon NGJ – Mid Band Pods, Sikorsky UH-60 BLACKHAWK HIRSS Module Assemblies and Lockheed Martin F-16 RI/DCC’s programs, partly offset by increases in our Collins Aerospace Pods programs.

Labor costs for the three months ended March 31, 2024 were $1,797,790 compared to $1,854,863 for the three months ended March 31, 2023, a decrease of $57,073 or 3.1%.

Factory overhead for the three months ended March 31, 2024 was $4,267,095 compared to $3,779,878 for the three months ended March 31, 2023, an increase of $487,217 or 12.9%. This increase was primarily the result of higher salary and benefit costs.

Other cost of sales relates to items that can increase or decrease cost of sales such as changes in inventory reserves, changes in loss contract provisions, absorption variances and direct charges to cost of sales. Other cost of sales for the three months ended March 31, 2024 was $97,490 compared to a $231,320 for the three months ended March 31, 2023, a decrease of $133,830 or 57.9%. The decrease is primarily the result of a higher level of loss contract reserve reduction for the for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Gross Profit

Gross profit and gross profit percentage (“gross margin”) for the three months ended March 31, 2024 was $3,553,749 and 18.6%, respectively, compared to $4,662,516 and 21.2%, respectively, for the three months ended March 31, 2023, a decrease of $1,108,767, or 23.8%, and 260 basis points, respectively, for the reasons noted above and an unfavorable year-over-year mix.

Favorable/Unfavorable Adjustments to Gross Profit

During the three months ended March 31, 2024 and 2023, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in changes in total gross profit as follows:

	Three months ended
	March 31, 2024	March 31, 2023
Favorable adjustments	$912,487	$825,981
Unfavorable adjustments	(2,085,348)	(1,546,986)
Net adjustments	$(1,172,861)	$(721,005)

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2024 were $2,713,904 compared to $2,869,058 for the three months ended March 31, 2023, a decrease of $155,154 or 5.4%. The decrease was primarily the result of lower personnel related expenses.

Interest expense

Interest expense for the three months ended March 31, 2024 was $632,135, compared to $610,896 for the three months ended March 31, 2023, an increase of $21,239 or 3.5%. The increase was the result of higher year-over-year interest rates charged on our outstanding debt under the Credit Agreement, partially offset by a year-over-year decrease in the amount of our outstanding debt under the Credit Agreement.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended March 31, 2024 was $207,710 compared to $1,182,562 for the three months ended March 31, 2023, a decrease of $974,852 or 82.4% for the reasons noted above.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2024 was $39,472 compared to $199,257 for the three months ended March 31, 2023, a decrease of $159,785. The decrease in the provision for income tax is primarily the result of the Company’s lower year over year pre-tax book income.

The effective income tax rate for the three months ended March 31, 2024 is 19%. The difference between the effective income tax rate for the three months ended March 31, 2024 and the statutory income tax rate of 21% for the three months ended March 31, 2024 is primarily due estimated R&D credit, state income taxes and permanent tax differences.

Net Income and Earnings per Share

Net income for the three months ended March 31, 2024 was $168,238 compared to $983,305 for the three months ended March 31, 2023, a decrease of $815,067 or 82.9% for the reasons noted above.

Basic and diluted income per share for the three months ended March 31, 2024 of $0.01 compared to $0.08 for the three months ended March 31, 2023, a decrease of $0.07, or 87.5%.

Basic and diluted income per share for the three months ended March 31, 2024 was calculated using 12,486,889 and 12,680,584 weighted average basic and diluted shares outstanding, respectively, as compared to 12,520,189 and 12,608,189 weighted average basic and diluted shares outstanding, respectively, for the three months ended March 31, 2023.

Liquidity and Capital Resources

General

At March 31, 2024, we had working capital of $15,166,678 compared to $15,402,381 at December 31, 2023, a decrease of $235,703 or 1.5%. The decrease was driven primarily by higher accounts payable, partly offset by higher accounts receivable and lower current portion of long-term debt and loss reserves.

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

At March 31, 2024, we had cash of $3,018,068 compared to $5,094,794 at December 31, 2023, a decrease of $2,076,726 or 40.8%. This decrease was primarily the result of repayment of debt and cash flow used in operations.

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

The Credit Agreement, as amended, requires us to maintain the following financial covenants: (a) minimum debt service coverage ratio of no less than 1.5 to 1.0 for trailing four fiscal quarter periods; (b) maximum leverage ratio of no less than 4.0 to 1.0 for trailing four fiscal quarter periods; (c) minimum net income after taxes as of the end of each fiscal quarter being no less than $1.00; and (d) a minimum adjusted EBITDA at the end of each fiscal quarter of no less than $1.0 million. The additional principal payments, increase in interest and the Amendment Fee provided for in the Eighth Amendment (entered into on October 28, 2021) and Ninth Amendment to the Credit Agreement (entered into on April 12, 2022) are excluded for purposes of calculating compliance with each of the financial covenants.

The BankUnited Facility is secured by all of the Company’s assets and the Revolving Loan bears interest at the Prime Rate + 3.50%. The Prime Rate was 8.50% as of March 31, 2024 and as such, the Company’s interest rate on the Revolving Loan was 12.00% as of March 31, 2024.

As of March 31, 2024 and December 31, 2023, the Company had $19,080,000 and $20,040,000 outstanding under the Revolving Loan, respectively.

There is currently no availability for borrowings under the Revolving Loan and the Company finances its operations from internally generated cash flow.

Liquidity

We believe that our existing resources as of March 31, 2024 will be sufficient to meet our current working capital needs for at least the next 12 months from the date of issuance of our consolidated financial statements. However, our working capital requirements can vary significantly, depending in part on the timing of new program awards and the payment terms with our customers and suppliers. If our working capital needs exceed our cash flows from operations, we would look to our cash balances and availability for borrowings under our borrowing arrangement to satisfy those needs, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts, if at all.

Contractual Obligations

For information concerning our contractual obligations, see Contractual Obligations under Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting for the twelve months ended December 31, 2023 based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with this evaluation, management identified a deficiency that constituted a material weakness in our internal control over financial reporting as of December 31, 2023, pertaining to income tax accounting. For more information on this deficiency, see Item 9A. Controls and Procedures, included in our Annual Report on Form 10-K. Based on management’s evaluation of internal control over financial reporting for the twelve months ended December 31, 2023, and as of March 31, 2024, our disclosure controls and procedures were not effective as of March 31, 2024 due to the aforementioned material weakness pertaining to income tax accounting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The Company has begun to develop new controls designed to remediate the aforementioned 2023 material weakness pertaining to income tax accounting, which the Company intends to implement during 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 – Legal Proceedings

Reference is made to Note 11 entitled “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of current legal proceedings, which discussion is incorporated herein by reference.

Item 1A – Risk Factors

“Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, includes a discussion of significant factors known to us that could materially adversely affect our business, financial condition, or results of operations. There have been no material changes from the risk factors disclosed in the Annual Report.

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

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three months ended March 31, 2024 and 2023, (ii) Condensed Consolidated Balance Sheet as of March 31, 2024 and December 31, 2023, (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2024 and 2023, (iv) Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2024 and 2023 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: May 15, 2024	By.	/s/ Dorith Hakim
Dorith Hakim
Chief Executive Officer and President (Principal Executive Officer)

Dated: May 15, 2024	By.	/s/ Andrew L. Davis
Andrew L. Davis
Chief Financial Officer (Principal Financial and Accounting Officer)