Form 10-Q
period 2024-06-30
CPI AEROSTRUCTURES INC
filed 2024-08-13
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, the registrant had 13,036,622 shares of common stock, $.001 par value, outstanding.

Part I - Financial Information

Item 1 - Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2024 (Unaudited)	December 31, 2023
ASSETS
Current Assets:
Cash	$1,936,697	$5,094,794
Accounts receivable, net of allowance for credit losses	6,228,639	4,352,196
Contract assets, net	34,183,988	35,312,068
Inventory	1,132,520	1,436,647
Refundable income taxes	40,000	40,000
Prepaid expenses and other current assets	563,147	678,026
Total Current Assets	44,084,991	46,913,731

Operating lease right-of-use assets	3,808,903	4,740,193
Property and equipment, net	793,664	794,056
Deferred tax asset	19,582,905	19,938,124
Goodwill	1,784,254	1,784,254
Other assets	162,803	189,774
Total Assets	$70,217,520	$74,360,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,528,893	$10,487,012
Accrued expenses	5,994,894	10,275,695
Contract liabilities	2,482,535	5,937,629
Loss reserve	59,922	337,351
Current portion of line of credit	2,640,000	2,400,000
Current portion of long-term debt	30,663	44,498
Operating lease liabilities, current	2,076,851	1,999,058
Income taxes payable	31,734	30,107
Total Current Liabilities	27,845,492	31,511,350

Line of credit, net of current portion	16,200,000	17,640,000
Long-term operating lease liabilities	2,044,237	3,100,571
Long-term debt, net of current portion	10,821	26,483
Total Liabilities	46,100,550	52,278,404

Commitments and Contingencies (see note 11)

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, 12,962,863 and 12,771,434 shares, respectively, issued and outstanding	12,963	12,771
Additional paid-in capital	74,329,545	73,872,679
Accumulated deficit	(50,225,538)	(51,803,722)
Total Shareholders’ Equity	24,116,970	22,081,728
Total Liabilities and Shareholders’ Equity	$70,217,520	$74,360,132

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$20,810,334	$20,547,555	$39,891,477	$42,564,223
Cost of sales	15,694,910	15,943,555	31,222,304	33,297,707
Gross profit	5,115,424	4,604,000	8,669,173	9,266,516

Selling, general and administrative expenses	2,775,935	2,806,480	5,489,839	5,675,538
Income from operations	2,339,489	1,797,520	3,179,334	3,590,978

Interest expense	(587,971)	(541,655)	(1,220,106)	(1,152,551)
Income before provision for income taxes	1,751,518	1,255,865	1,959,228	2,438,427

Provision for income taxes	341,572	98,789	381,044	298,046
Net income	$1,409,946	$1,157,076	$1,578,184	$2,140,381

Income per common share, basic	$0.11	$0.09	$0.13	$0.17
Income per common share, diluted	$0.11	$0.09	$0.12	$0.17

Shares used in computing income per common share:
Basic	12,440,426	12,558,793	12,515,824	12,539,652
Diluted	12,554,153	12,625,241	12,656,753	12,606,100

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at January 1, 2024	12,771,434	$12,771	$73,872,679	$(51,803,722)	$22,081,728
Net income	—	—	—	168,238	168,238
Issuance of common stock upon settlement of restricted stock, net	13,334	13	—	—	13
Stock-based compensation expense	—	—	281,510	—	281,510
Balance at March 31, 2024	12,784,768	$12,784	$74,154,189	$(51,635,484)	$22,531,489
Net income	—	—	—	1,409,946	1,409,946
Issuance of common stock upon settlement of restricted stock, net	178,095	179	—	—	179
Stock-based compensation expense	—	—	175,356	—	175,356
Balance at June 30, 2024	12,962,863	$12,963	$74,329,545	$(50,225,538)	$24,116,970

Balance at January 1, 2023	12,506,795	$12,507	$73,189,449	$(69,004,926)	$4,197,030
Net income	—	—	—	983,305	983,305
Issuance of common stock upon settlement of restricted stock, net	19,247	19	—	—	19
Stock-based compensation expense	—	—	338,904	—	338,904
Balance at March 31, 2023	12,526,042	$12,526	$73,528,353	$(68,021,621)	$5,519,258
Net income	—	—	—	1,157,076	1,157,076
Issuance of common stock upon settlement of restricted stock, net	201,125	201	—	—	201
Stock-based compensation expense	—	—	180,015	—	180,015
Balance at June 30, 2023	12,727,167	$12,727	$73,708,368	$(66,864,545)	$6,856,550

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$1,578,184	$2,140,381
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	202,413	233,090
Amortization of debt issuance cost	26,971	58,743
Stock-based compensation	457,058	519,139
Deferred income taxes	355,219	295,362
Provision for credit losses	144,565	—
Amortization of operating lease right-of-use assets	931,290	880,144
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,021,008)	(3,763,529)
Decrease in insurance receivable	—	3,600,000
Decrease (increase) in contract assets	1,128,080	(3,577,521)
Decrease in inventory	304,127	574,163
Decrease in prepaid expenses and other assets	114,879	410,116
(Decrease) increase in accounts payable and accrued expenses	(64,565)	1,674,132
(Decrease) increase in contract liabilities	(3,455,094)	2,603,628
Decrease in settlement of litigation obligation	—	(3,600,000)
Decrease in operating lease liabilities	(978,541)	(852,156)
Decrease in loss reserve	(277,429)	(326,033)
Increase in income taxes payable	1,627	5,478
Net cash (used in) provided by operating activities	(1,552,224)	875,137

Cash flows from investing activities:
Purchase of property and equipment	(202,021)	(59,265)
Net cash used in investing activities	(202,021)	(59,265)

Cash flows from financing activities:
Principal payments on line of credit	(1,200,000)	—
Principal payments on long-term debt	(29,497)	(1,528,091)
Repayments of insurance financing obligation	(174,355)	—
Debt issuance costs paid	—	(54,334)
Net cash used in financing activities	(1,403,852)	(1,582,425)

Net decrease in cash	(3,158,097)	(766,553)
Cash at beginning of period	5,094,794	3,847,225
Cash at end of period	$1,936,697	$3,080,672

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,218,775	$1,193,411
Income taxes	$35,000	$—

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The Company consists of CPI Aerostructures, Inc. (“CPI Aero”), Welding Metallurgy, Inc. (“WMI”), a wholly owned subsidiary of CPI Aero, and Compac Development Corporation, a wholly owned subsidiary of WMI (collectively, the “Company”, “we”, “us”, or “our”).

The condensed consolidated interim financial statements of the Company as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated balance sheet at December 31, 2023 has been derived from audited consolidated financial statements, but does not include all of the information and notes required by U.S. GAAP. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

The Company maintains its cash in multiple financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed insurance limits. As of June 30, 2024, the Company had $1,781,798 of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

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

2.	REVENUE

Disaggregation of Revenue

The following tables present the Company’s revenue disaggregated by contract type and revenue recognition method:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Government subcontracts	$16,963,874	$16,502,026	$31,965,642	$35,174,919
Prime government contracts	2,601,347	2,710,925	5,383,228	4,118,959
Commercial contracts	1,245,113	1,334,604	2,542,607	3,270,345
	$20,810,334	$20,547,555	$39,891,477	$42,564,223

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue recognized using over time revenue recognition model	$20,596,186	$18,669,843	$39,466,552	$39,300,073
Revenue recognized using point in time revenue recognition model	214,148	1,877,712	424,925	3,264,150
	$20,810,334	$20,547,555	$39,891,477	$42,564,223

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

Net EAC adjustments had the following impact on our gross profit during the six months ended June 30, 2024 and 2023:

	Six months ended
	June 30, 2024	June 30, 2023
Favorable adjustments	$1,490,839	$1,913,135
Unfavorable adjustments	(2,849,017)	(2,189,848)
Net adjustments	$(1,358,178)	$(276,713)

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2024, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $87.0 million. This represents the amount of revenue the Company expects to recognize in the future on contracts with unsatisfied or partially satisfied performance obligations as of June 30, 2024.

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

	June 30, 2024	December 31, 2023
Contract assets	$34,183,988	$35,312,068
Contract liabilities	2,482,535	5,937,629

Revenue recognized for the six months ended June 30, 2024 and 2023 that was included in the contract liabilities balance as of January 1, 2024 and 2023, respectively, was approximately $4.1 million and $1.9 million, respectively.

4.	INVENTORY

The components of inventory consisted of the following:

	June 30, 2024	December 31, 2023
Raw materials	$537,216	$648,264
Work in progress	91,680	75,795
Finished goods	503,624	712,588
Inventory, net	$1,132,520	$1,436,647

5.	STOCK-BASED COMPENSATION

In 2009, the Company adopted the Performance Equity Plan 2009 (the “2009 Plan”). The 2009 Plan reserved 500,000 common shares for issuance. The 2009 Plan provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company. The Company has 2,364 shares available for grant under the 2009 Plan as of June 30, 2024.

In 2016, the Company adopted the 2016 Long Term Incentive Plan (the “2016 Plan”). The 2016 Plan reserved 600,000 common shares for issuance, provided that no more than 200,000 common shares be granted as incentive stock options. Awards may be made or granted to employees, officers, directors and consultants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Any shares of common stock granted in connection with awards other than stock options and stock appreciation rights are counted against the number of shares reserved for issuance under the 2016 Plan as one and one-half shares of common stock for every one share of common stock granted in connection with such award. Any shares of common stock granted in connection with stock options and stock appreciation rights are counted against the number of shares reserved for issuance under the 2016 Plan as one share for every one share of common stock issuable upon the exercise of such stock option or stock appreciation right awarded. In the fourth quarter of 2020, the Company added 800,000 shares to the 2016 Plan, which increased the number of shares reserved for issuance under the 2016 Plan to 1,400,000 shares. In the second quarter of 2023, the Company added an additional 800,000 shares to the 2016 Plan, which increased the number of shares for reserved for issuance under the 2016 Plan to 2,200,000 shares. The Company has 331,912 shares available for grant under the 2016 Plan as of June 30, 2024.

Stock-based compensation expense for restricted stock in the consolidated statements of operations is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of sales	$—	$37,171	$(10,755)	$52,248
Selling, general and administrative	175,536	143,045	467,813	466,891
Total stock-based compensation expense	$175,536	$180,216	$457,058	$519,139

The Company grants restricted stock units (“RSUs”) to its board of directors as partial compensation. These RSUs vest quarterly on a straight-line basis over a one-year period. At June 30, 2024, the weighted average remaining amortization period was six months.

The following table summarizes activity related to outstanding RSUs for the six months ended June 30, 2024:

	RSUs	Weighted Average Grant Date Fair Value of RSUs
Non-vested – January 1, 2024	—	$—
Granted	181,323	$2.45
Vested	(90,660)	$2.45
Forfeited	—	$—
Non-vested – June 30, 2024	90,663	$2.45

The Company grants shares of common stock (“Restricted Stock Awards” or “RSAs”) to select employees. These shares have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant. In the event that the employee’s employment is voluntarily terminated prior to certain vesting dates, portions of the shares may be forfeited. At June 30, 2024, the weighted average remaining amortization period was 3 years.

The following table summarizes activity related to outstanding Restricted Stock Awards for the six months ended June 30, 2024:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value of Restricted Stock Awards
Non-vested – January 1, 2024	167,071	$3.25
Granted	87,604	$2.33
Vested	(58,587)	$3.18
Forfeited	(12,572)	$3.03
Non-vested – June 30, 2024	183,516	$2.84

The Company grants shares of common stock (“Performance Restricted Stock Awards” or “PRSAs”) to select officers as part of our long-term incentive program that will result in that number of PRSAs being paid out if the target performance metric is achieved. The award vesting is based on specific performance metrics related to accounts payable delinquency, debt, and net income during the performance period. The PRSAs vest at 0% or 100% and all three metrics must be met to vest at 100%. The PRSAs granted under this program will vest on the fourth anniversary of the grant date, subject to the aforementioned performance criteria. At June 30, 2024, the weighted average remaining amortization period was 2.7 years.

The following table summarizes activity related to outstanding PRSAs for the six months ended June 30, 2024:

	PRSAs	Weighted Average Grant Date Fair Value of PRSAs
Non-vested – January 1, 2024	48,050	$3.27
Granted	64,611	$2.91
Vested	—	$—
Forfeited	(49,295)	$3.23
Non-vested – June 30, 2024	63,366	$2.93

The fair value of all RSUs, PRSAs and RSAs is based on the closing price of our common stock on the grant date. All RSUs, PRSAs, and Restricted Stock Awards vest and settle in common stock (on a one-for-one basis).

As of June 30, 2024, unamortized stock-based compensation costs related to restricted share arrangements was $482,781.

6.	NET INCOME PER SHARE

Basic and diluted income per common share is computed using the weighted average number of common shares outstanding. Diluted income per common share is adjusted for the incremental shares attributed to unvested RSUs and RSAs. Incremental shares of 113,727 and 140,929 were used in the calculation of diluted income per common share for the three and six months ended June 30, 2024, respectively. Incremental shares of 66,448 were used in the calculation of diluted income per common share for both the three and six months ended June 30, 2023.

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

The BankUnited Facility is secured by all of the Company’s assets and the Revolving Loan bears interest at the Prime Rate + 3.50%. The Prime Rate was 8.50% as of June 30, 2024 and as such, the Company’s interest rate on the Revolving Loan was 12.00% as of June 30, 2024.

As of June 30, 2024 and December 31, 2023, the Company had $18,840,000 and $20,040,000 outstanding under the Revolving Loan, respectively. $2,640,000 of the Revolving Loan is payable by June 30, 2025 and the remaining balance of $16,200,000 of the revolving line of credit matures and is payable by August 31, 2025.

The Company has cumulatively paid approximately $962,000 of total debt issuance costs in connection with the BankUnited Facility, of which approximately $55,000 and $82,000 is unamortized and is included in other assets at June 30, 2024 and December 31, 2023, respectively.

Also included in long-term debt are financing leases of $41,484 and $70,981 at June 30, 2024 and December 31, 2023, respectively, including a current portion of $30,663 and $44,498, respectively. The maturities of the June 30, 2024 balance of these financing leases are as follows:

For the Year Ending December 31,
Remainder of 2024	$15,001
2025	26,483
Total	$41,484

8.	MAJOR CUSTOMERS AND VENDORS

During the six months ended June 30, 2024, our four largest customers accounted for 32%, 25%, 13%, and 12% of revenue. During the six months ended June 30, 2023, our two largest customers accounted for 32% and 29% of revenue. During the three months ended June 30, 2024, our four largest customers accounted for 36%, 25%, 13%, and 12% of revenue. During the three months ended June 30, 2023, our three largest customers accounted for 29%, 27%, and 12% of revenue.

At June 30, 2024, 19%, 18%, 15%, and 14% of our accounts receivable were from four of our largest customers. At December 31, 2023, 30%, 17%, 12%, and 11% of accounts receivable were due from our four largest customers.

At June 30, 2024, 26%, 25% and 22% of our contract assets were from three of our largest customers. At December 31, 2023, 26%, 23%, 18%, and 15% of our contract assets were related to our four largest customers.

At June 30, 2024, 11% of our accounts payable was from one of our largest vendors.

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

For the six months ended June 30, 2024 and 2023, the Company’s operating lease expense was $1,059,249 and $1,084,968, respectively. For the three months ended June 30, 2024 and 2023, the Company’s operating lease expense was $529,624 and $550,942, respectively.

Future minimum lease payments under non-cancellable operating leases as of June 30, 2024 were as follows:

For the Year Ending December 31,
Remainder of 2024	$1,122,283
2025	2,283,354
2026	850,276
2027	111,065
2028	9,228
Total undiscounted operating lease payments	4,376,206
Less imputed interest	(255,118)
Present value of operating lease payments	$4,121,088

The following table sets forth the right-of-use assets and operating lease liabilities as of:

	June 30, 2024	December 31, 2023
Assets
Right-of-use assets, net	$3,808,903	$4,740,193

Liabilities
Current operating lease liabilities	$2,076,851	$1,999,058
Long-term operating lease liabilities	2,044,237	3,100,571
Total lease liabilities	$4,121,088	$5,099,629

The Company’s weighted average remaining lease term for its operating leases is 2 years as of June 30, 2024. The Company’s weighted average discount rate for its operating leases is 5.48% as of June 30, 2024.

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

The provision for income tax for the three months ended June 30, 2024 and 2023 was $341,572 and $98,789, respectively. The provision for income tax for the six months ended June 30, 2024 and 2023 was $381,044 and $298,046, respectively. The increase in the year-over-year provision for income tax is the result of the partial release of approximately $121,000 of the Company’s valuation allowance on its deferred tax asset recorded during the three months ending June 30, 2023.

The effective income tax rate for the six months ended June 30, 2024 is 19.4%. The difference between the effective income tax rate for the six months ended June 30, 2024 and the statutory income tax rate of 21.0% for the six months ended June 30, 2024 is due primarily to the estimated R&D credit, state income taxes and permanent tax differences. The effective income tax rate for the six months ended June 30, 2023 was 12.2%. The difference between the effective income tax rate for the six months ended June 30, 2023 and the statutory income tax rate of 21% for the six months ended June 30, 2023 was due to the estimated R&D credit, the partial release of approximately $121,000 of the Company’s valuation allowance on its deferred tax asset recorded during the three months ending June 30, 2023, state income taxes and permanent tax differences.

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

The Company reached a settlement with the SEC on June 20, 2024 related to the Company’s previously announced and filed restatements of certain of its financial statements for fiscal periods between January 1, 2018 and December 31, 2022. Under the terms of this settlement, if the Company fails to comply with various undertakings, a civil monetary penalty in the amount of $400,000 will be due to the SEC by June 30, 2025 (the “Undertakings”). The Undertakings are as follows: (a) the Company shall fully remediate its outstanding material weaknesses in Internal Controls over Financial Reporting (“ICFR”) and have effective ICFR and disclosure controls and procedures (“DCP”) by December 31, 2024; (b) the Company shall publicly disclose, concurrent with the filing of the 2024 Form 10-K, whether in management’s opinion, the Company has fully remediated its material weaknesses in ICFR and has effective ICFR and DCP; and (c) the Company shall certify, in writing, compliance with the undertaking(s) set forth above. The certification shall be made by the Company’s CEO and identify the undertaking(s), provide written evidence of compliance in the form of a narrative, and be supported by exhibits sufficient to demonstrate compliance. The certification and supporting material shall be submitted to the SEC no later than sixty (60) days from the date of the completion of the undertakings.

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

Our total backlog as of June 30, 2024 and December 31, 2023 is shown below. We are currently in customer negotiations which, when concluded, will result in an estimated amount of approximately $32 million of the June 30, 2024 Unfunded Backlog converting to Funded Backlog.

Backlog (Total)	June 30, 2024	December 31, 2023
Funded	$87,049,000	$118,218,000
Unfunded	424,703,000	395,133,000
Total	$511,752,000	$513,351,000

Approximately 96% of the total amount of our backlog at June 30, 2024 was attributable to government and military contractor contracts. Our backlog attributable to government contracts at June 30, 2024 and December 31, 2023 was as follows:

Backlog (Government)	June 30, 2024	December 31, 2023
Funded	$83,957,000	$115,681,000
Unfunded	408,503,000	383,574,000
Total	$492,460,000	$499,255,000

Our backlog attributable to commercial contracts at June 30, 2024 and December 31, 2023 was as follows:

Backlog (Commercial)	June 30, 2024	December 31, 2023
Funded	$3,092,000	$2,537,000
Unfunded	16,200,000	11,559,000
Total	$19,292,000	$14,096,000

The total backlog at June 30, 2024 is primarily comprised of long-term programs with Raytheon (Next Generation Jammer (“NGJ”) – Mid Band Pods and Advanced Tactical Pods), Lockheed Martin (F-16 RI/DCC’s), Raytheon (B-52 Radar Racks), USAF (T-38 Classic Structural Modification Kits), Raytheon (Airborne Reconnaissance Pods) and Embraer (Phenom 300 Engine Inlets).

The funded backlog at June 30, 2024 is primarily from purchase orders under long-term contracts with Raytheon (NGJ – Mid Band Pods and Advanced Tactical Pods), USAF (T-38 Classic Structural Modification Kits), Sikorsky (CH-53K Welded Tubes), Sikorsky (UH-60 BLACKHAWK Gunner Windows), Raytheon (Airborne Reconnaissance Pods), Boeing (A-10 Main Landing Gear Pods), Lockheed Martin (F-16 RI/DCC’s), and Embraer (Phenom 300 Engine Inlets).

Critical Accounting Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K, for a discussion of our critical accounting estimates. There have been no significant changes to the application of our critical accounting estimates during the quarter ended June 30, 2024.

Results of Operations

Revenue

Total Revenue for the three months ended June 30, 2024 was $20,810,334 compared to $20,547,555 for the same period last year, an increase of $262,779 or 1.3%, driven primarily by increases in our Raytheon NGJ – Mid Band Pods, Raytheon Airborne Reconnaissance Pods and Sikorsky Welded Tubes programs, partly offset by decreases in our Northrop Grumman E-2D Advanced Hawkeye Outer Wing Panels (“OWP”) and our Sikorsky UH-60 BLACKHAWK Hover Infrared Suppression System (“HIRSS”) Module Assemblies programs.

Total Revenue for the six months ended June 30, 2024 was $39,891,477 compared to $42,564,223 for the same period last year, a decrease of $2,672,746 or 6.3%, driven primarily by decreases in our Sikorsky UH-60 BLACKHAWK Hover Infrared Suppression System (“HIRSS”) Module Assemblies, Northrop Grumman E-2D Advanced Hawkeye Outer Wing Panels (“OWP”) and Sikorsky UH-60 BLACKHAWK Stabilator MRO programs, partly offset by increases in our Raytheon Airborne Reconnaissance Pods, Sikorsky Welded Tubes and USAF T-38 Pacer Classic Structural Modification Kits programs.

Revenue from military subcontracts was $16,963,874 for the three months ended June 30, 2024 compared to $16,502,026 for the three months ended June 30, 2023, an increase of $461,848 or 2.8%, driven primarily by increases in our Raytheon NGJ – Mid Band Pods, Raytheon Airborne Reconnaissance Pods and Sikorsky Welded Tubes programs, partly offset by decreases in our Northrop Grumman E-2D Advanced Hawkeye Outer Wing Panels (“OWP”) and our Sikorsky UH-60 BLACKHAWK Hover Infrared Suppression System (“HIRSS”) Module Assemblies programs.

Revenue from military subcontracts was $31,965,642 for the six months ended June 30, 2024 compared to $35,174,919 for the six months ended June 30, 2023, a decrease of $3,209,277 or 9.12%, driven primarily by decreases in our Sikorsky UH-60 BLACKHAWK Hover Infrared Suppression System (“HIRSS”) Module Assemblies, Northrop Grumman E-2D Advanced Hawkeye Outer Wing Panels (“OWP”) and Sikorsky UH-60 BLACKHAWK Stabilator MRO programs, partly offset by increases in our Raytheon Airborne Reconnaissance Pods, Sikorsky Welded Tubes and USAF T-38 Pacer Classic Structural Modification Kits programs.

Revenue from government military contracts was $2,601,347 for the three months ended June 30, 2024 compared to $2,710,925 for the three months ended June 30, 2023, a decrease of $109,578 or 4.0%, driven primarily by a decrease in our DLA F-16 Wing Skins program, partly offset by an increase in our USAF T-38 Pacer Classic Structural Modification Kits program.

Revenue from government military contracts was $5,383,228 for the six months ended June 30, 2024 compared to $4,118,959 for the six months ended June 30, 2023, an increase of $1,264,269 or 30.7%, driven primarily by an increase in our USAF T-38 Pacer Classic Structural Modification Kits program, partly offset by a decrease in our DLA F-16 Wing Skins program.

Revenue from commercial subcontracts was $1,245,113 for the three months ended June 30, 2024 compared to $1,334,604 for the three months ended June 30, 2023, a decrease of $89,491 or 6.7%, primarily on a decrease in our Embraer Phenom Engine Inlet Assemblies program.

Revenue from commercial subcontracts was $2,542,607 for the six months ended June 30, 2024 compared to $3,270,345 for the six months ended June 30, 2023, a decrease of $727,738 or 22.3%, primarily on a decrease in our Embraer Phenom Engine Inlet Assemblies program.

Cost of Sales

Total Cost of Sales for the three months ended June 30, 2024 and 2023 was $15,694,910 and $15,943,555, respectively, a decrease of $248,645 or 1.6%.

Total Cost of Sales for the six months ended June 30, 2024 and 2023 was $31,222,304 and $33,297,707, respectively, a decrease of $2,075,403 or 6.2%.

The components of the cost of sales were as follows:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Procurement	$10,118,041	$9,470,763	$19,483,061	$20,958,854
Labor	1,800,940	1,867,283	3,598,730	3,722,146
Factory overhead	3,770,396	4,266,566	8,037,491	8,046,445
Other cost of sales	5,533	338,942	103,022	570,262
Cost of sales	$15,694,910	$15,943,555	$31,222,304	$33,297,707

Procurement for the three months ended June 30, 2024 was $10,118,041 compared to $9,470,763 for the three months ended June 30, 2023, an increase of $647,278 or 6.8%, driven primarily by higher procurement for our Raytheon NGJ – Mid Band Pods program.

Procurement for the six months ended June 30, 2024 was $19,483,061 compared to $20,958,854 for the six months ended June 30, 2023, a decrease of $1,475,793 or 7.0%, driven primarily by lower procurement for our Sikorsky UH-60 BLACKHAWK Hover Infrared Suppression System (“HIRSS”) Module Assemblies program.

Labor costs for the three months ended June 30, 2024 were $1,800,940 compared to $1,867,283 for the three months ended June 30, 2023, a decrease of $66,343 or 3.6%.

Labor costs for the six months ended June 30, 2024 were $3,598,730 compared to $3,722,146 for the six months ended June 30, 2023, a decrease of $123,416 or 3.3%.

Factory overhead for the three months ended June 30, 2024 was $3,770,396 compared to $4,266,566 for the three months ended June 30, 2023, a decrease of $496,170 or 11.6%. The decrease was primarily the result of lower employee insurance costs.

Factory overhead for the six months ended June 30, 2024 was $8,037,491 compared to $8,046,445 for the six months ended June 30, 2023, a decrease of $8,594 or 0.1%.

Other cost of sales relates to items that can increase or decrease cost of sales such as changes in inventory reserves, changes in loss contract provisions, absorption variances and direct charges to cost of sales. Other cost of sales for the three months ended June 30, 2024 was $5,533 compared to a $338,943 for the three months ended June 30, 2023, a decrease of $333,410 or 98.4%. The decrease is primarily the result of a lower level of direct charges to cost of sales during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Other cost of sales for the six months ended June 30, 2024 was $103,022 compared to $570,262 for the six months ended June 30, 2023, a decrease in cost of $467,240 or 81.9%. The decrease is primarily the result of a lower level of direct charges to cost of sales during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Gross Profit

Gross profit and gross profit percentage (“gross margin”) for the three months ended June 30, 2024 was $5,115,424 and 24.6%, respectively, compared to $4,604,000 and 22.4%, respectively, for the three months ended June 30, 2023, an increase of $511,424, or 11.1%, and 220 basis points, respectively, for the reasons noted above and a favorable year-over-year mix.

Gross profit and gross profit percentage (“gross margin”) for the six months ended June 30, 2024 was $8,669,173 and 21.7%, respectively, compared to $9,266,516 and 21.8%, respectively, for the six months ended June 30, 2023, a decrease of $597,343, or 6.4%, and 10 basis points, respectively, for the reasons noted above.

Favorable/Unfavorable Adjustments to Gross Profit

During the six months ended June 30, 2024 and 2023, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in changes in total gross profit as follows:

	Six months ended
	June 30, 2024	June 30, 2023
Favorable adjustments	$1,490,839	$1,913,135
Unfavorable adjustments	(2,849,017)	(2,189,848)
Net adjustments	$(1,358,178)	$(276,713)

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2024 were $2,775,935 compared to $2,806,480 for the three months ended June 30, 2023, a decrease of $30,545 or 1.1%. The decrease was primarily the result of lower personnel related expenses.

Selling, general and administrative expenses for the six months ended June 30, 2024 were $5,489,839 compared to $5,675,538 for the six months ended June 30, 2023, a decrease of $185,699 or 3.3%. The decrease was primarily the result of lower personnel related expenses.

Interest expense

Interest expense for the three months ended June 30, 2024 was $587,971, compared to $541,655 for the three months ended June 30, 2023, an increase of $46,316 or 8.6%. The increase was the result of higher year-over-year interest rates charged on our outstanding debt under the Credit Agreement, partially offset by a year-over-year decrease in the amount of our outstanding debt under the Credit Agreement.

Interest expense for the six months ended June 30, 2024 was $1,220,106, compared to $1,152,551 for the six months ended June 30, 2023, an increase of $67,555 or 5.9%. The increase was the result of higher year-over-year interest rates charged on our outstanding debt under the Credit Agreement, partially offset by a year-over-year decrease in the amount of our outstanding debt under the Credit Agreement.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended June 30, 2024 was $1,751,518 compared to $1,255,865 for the three months ended June 30, 2023, an increase of $495,653 or 39.5% for the reasons noted above.

Income before provision for income taxes for the six months ended June 30, 2024 was $1,959,228 compared to $2,438,427 for the six months ended June 30, 2023, a decrease of $479,199 or 19.7% for the reasons noted above.

Provision for Income Taxes

Provision for income taxes for the three months ended June 30, 2024 was $341,572 compared to $98,789 for the three months ended June 30, 2023, an increase of $242,783, or 245.8%. The increase in the provision for income tax is primarily the result of the partial release of approximately $121,000 of the Company’s valuation allowance on its deferred tax asset recorded during the three months ending June 30, 2023.

The effective income tax rate for the three months ended June 30, 2024 is 19.5%. The difference between the effective income tax rate for the three months ended June 30, 2024 and the statutory income tax rate of 21% for the three months ended June 30, 2024 is primarily due estimated R&D credit, state income taxes and permanent tax differences.

Provision for income taxes for the six months ended June 30, 2024 was $381,044 compared to $298,046 for the six months ended June 30, 2023, an increase of $82,998, or 27.8%. The increase in the provision for income tax is primarily the result of the partial release of approximately $121,000 of the Company’s valuation allowance on its deferred tax asset recorded during the three months ending June 30, 2023.

The effective income tax rate for the six months ended June 30, 2024 is 19.4%. The difference between the effective income tax rate for the six months ended June 30, 2024 and the statutory income tax rate of 21% for the six months ended June 30, 2024 is primarily due estimated R&D credit, state income taxes and permanent tax differences.

Net Income and Earnings per Share

Net income for the three months ended June 30, 2024 was $1,409,946 compared to $1,157,076 for the three months ended June 30, 2023, an increase of $252,870 or 21.9% for the reasons noted above.

Basic and diluted income per share for the three months ended June 30, 2024 of $0.11 compared to $0.09 for the three months ended June 30, 2023, an increase of $0.02, or 22.2%.

Basic and diluted income per share for the three months ended June 30, 2024 was calculated using 12,440,426 and 12,554,153 weighted average basic and diluted shares outstanding, respectively, as compared to 12,558,793 and 12,625,241 weighted average basic and diluted shares outstanding, respectively, for the three months ended June 30, 2023.

Net income for the six months ended June 30, 2024 was $1,578,184 compared to $2,140,381 for the six months ended June 30, 2023, a decrease of $562,197 or 26.3% for the reasons noted above.

Basic income per share for the six months ended June 30, 2024 of $0.13 compared to $0.17 for the six months ended June 30, 2023, a decrease of $0.04, or 23.5%. Diluted income per share for the six months ended June 30, 2024 of $0.12 compared to $0.17 for the six months ended June 30, 2023, a decrease of $0.05, or 29.4%.

Basic and diluted income per share for the six months ended June 30, 2024 was calculated using 12,515,824 and 12,656,753 weighted average basic and diluted shares outstanding, respectively, as compared to 12,539,652 and 12,606,100 weighted average basic and diluted shares outstanding, respectively, for the six months ended June 30, 2023.

Liquidity and Capital Resources

General

At June 30, 2024, we had working capital of $16,239,499 compared to $15,402,381 at December 31, 2023, an increase of $837,118 or 5.4%. The increase was driven primarily by lower contract liabilities and higher accounts receivable, partly offset by lower cash and contract assets.

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

At June 30, 2024, we had cash of $1,936,697 compared to $5,094,794 at December 31, 2023, a decrease of $3,158,097 or 62%. This decrease was primarily the result of cash flow used in operating activities and repayment of debt.

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

The BankUnited Facility is secured by all of the Company’s assets and the Revolving Loan bears interest at the Prime Rate + 3.50%. The Prime Rate was 8.50% as of June 30, 2024 and as such, the Company’s interest rate on the Revolving Loan was 12.00% as of June 30, 2024.

As of June 30, 2024 and December 31, 2023, the Company had $18,840,000 and $20,040,000 outstanding under the Revolving Loan, respectively.

There is currently no availability for borrowings under the Revolving Loan and the Company finances its operations from internally generated cash flow.

Liquidity

We believe that our existing resources as of June 30, 2024 will be sufficient to meet our current working capital needs for at least the next 12 months from the date of issuance of our consolidated financial statements. However, our working capital requirements can vary significantly, depending in part on the timing of new program awards and the payment terms with our customers and suppliers. If our working capital needs exceed our cash flows from operations, we would look to our cash balances and availability for borrowings under our borrowing arrangement to satisfy those needs, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts, if at all.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting for the twelve months ended December 31, 2023 based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with this evaluation, management identified a deficiency that constituted a material weakness in our internal control over financial reporting as of December 31, 2023, pertaining to income tax accounting. For more information on this deficiency, see Item 9A. Controls and Procedures, included in our Annual Report on Form 10-K. Based on management’s evaluation of internal control over financial reporting for the twelve months ended December 31, 2023, and as of June 30, 2024, our disclosure controls and procedures were not effective as of June 30, 2024 due to the aforementioned material weakness pertaining to income tax accounting.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2024, we implemented the following changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as follows: (a) we replaced the Company’s outside tax accounting and tax return preparer with a new firm (the “Tax Accounting Firm”); (b) we retained the Tax Accounting Firm (i) to prepare the Company’s income tax accounting and disclosures for the quarter ended June 30, 2024 and (ii) to review the income tax accounting and disclosures prepared by the predecessor firm for the quarter ended March 31, 2024 prior to the filing of the Form 10-Q for the quarter ended March 31, 2024; (c) we updated our financial risk assessment to reflect tax accounting as a high risk area, and (d) we adopted a tax accounting review checklist provided by our Sarbanes-Oxley consulting firm for use by CPI’s finance management in reviewing the quarterly and annual work of the Tax Accounting Firm, beginning with the tax accounting for the quarter ended June 30, 2024.

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

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2024 and 2023, (ii) Condensed Consolidated Balance Sheet as of June 30, 2024 and December 31, 2023, (iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2024 and 2023, (iv) Condensed Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2024 and 2023 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: August 13, 2024	By.	/s/ Dorith Hakim
Dorith Hakim
Chief Executive Officer and President (Principal Executive Officer)

Dated: August 13, 2024	By.	/s/ Andrew L. Davis
Andrew L. Davis
Chief Financial Officer (Principal Financial and Accounting Officer)