Form 10-Q
period 2024-09-30
CPI AEROSTRUCTURES INC
filed 2024-11-13
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, the registrant had 13,000,670 shares of common stock, $.001 par value, outstanding.

Part I - Financial Information

Item 1 - Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current Assets:
Cash	$1,708,987	$5,094,794
Accounts receivable, net of allowance for credit losses	6,574,853	4,352,196
Contract assets, net	33,618,971	35,312,068
Inventory	1,052,286	1,436,647
Refundable income taxes	40,000	40,000
Prepaid expenses and other current assets	377,858	678,026
Total Current Assets	43,372,955	46,913,731

Operating lease right-of-use assets	3,334,992	4,740,193
Property and equipment, net	819,078	794,056
Deferred tax asset	19,425,407	19,938,124
Goodwill	1,784,254	1,784,254
Other assets	151,077	189,774
Total Assets	$68,887,763	$74,360,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,994,451	$10,487,012
Accrued expenses	5,742,854	10,275,695
Contract liabilities	1,390,127	5,937,629
Loss reserve	24,888	337,351
Current portion of line of credit	2,730,000	2,400,000
Current portion of long-term debt	31,330	44,498
Operating lease liabilities, current	2,118,329	1,999,058
Income taxes payable	28,748	30,107
Total Current Liabilities	27,060,727	31,511,350

Line of credit, net of current portion	15,390,000	17,640,000
Long-term operating lease liabilities	1,494,942	3,100,571
Long-term debt, net of current portion	2,734	26,483
Total Liabilities	43,948,403	52,278,404

Commitments and Contingencies (see note 11)	—	—

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, 12,933,408 and 12,771,434 shares, respectively, issued and outstanding	12,933	12,771
Additional paid-in capital	74,402,288	73,872,679
Accumulated deficit	(49,475,861)	(51,803,722)
Total Shareholders’ Equity	24,939,360	22,081,728
Total Liabilities and Shareholders’ Equity	$68,887,763	$74,360,132

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2024	2023	2024	2023
Revenue	$19,419,879	$20,399,369	$59,311,356	$62,963,592
Cost of sales	15,200,210	16,693,279	46,422,514	49,990,986
Gross profit	4,219,669	3,706,090	12,888,842	12,972,606

Selling, general and administrative expenses	2,742,036	2,535,065	8,231,875	8,210,603
Income from operations	1,477,633	1,171,025	4,656,967	4,762,003

Interest expense	(573,366)	(663,857)	(1,793,472)	(1,816,408)
Income before provision for income taxes	904,267	507,168	2,863,495	2,945,595

Provision for income taxes	154,590	205,804	535,634	503,850
Net income	$749,677	$301,364	$2,327,861	$2,441,745

Income per common share, basic	$0.06	$0.02	$0.19	$0.19

Income per common share, diluted	$0.06	$0.02	$0.18	$0.19

Shares used in computing income per common share:
Basic	12,647,023	12,759,971	12,559,876	12,613,899
Diluted	12,717,128	12,793,133	12,650,340	12,647,061

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at January 1, 2024	12,771,434	$12,771	$73,872,679	$(51,803,722)	$22,081,728
Net income	—	—	—	168,238	168,238
Issuance of common stock upon settlement of restricted stock, net	13,334	13	—	—	13
Stock-based compensation expense	—	—	281,510	—	281,510
Balance at March 31, 2024	12,784,768	$12,784	$74,154,189	$(51,635,484)	$22,531,489
Net income	—	—	—	1,409,946	1,409,946
Issuance of common stock upon settlement of restricted stock, net	178,095	179	—	—	179
Stock-based compensation expense	—	—	175,356	—	175,356
Balance at June 30, 2024	12,962,863	$12,963	$74,329,545	$(50,225,538)	$24,116,970
Net income	—	—	—	749,677	749,677
Issuance of common stock upon settlement of restricted stock, net	(29,455)	(30)	—	—	(30)
Stock-based compensation expense	—	—	72,743	—	72,743
Balance at September 30, 2024	12,933,408	$12,933	$74,402,288	$(49,475,861)	$24,939,360

Balance at January 1, 2023	12,506,795	$12,507	$73,189,449	$(69,004,926)	$4,197,030
Net income	—	—	—	983,305	983,305
Issuance of common stock upon settlement of restricted stock, net	19,247	19	—	—	19
Stock-based compensation expense	—	—	338,904	—	338,904
Balance at March 31, 2023	12,526,042	$12,526	$73,528,353	$(68,021,621)	$5,519,258
Net income	—	—	—	1,157,076	1,157,076
Issuance of common stock upon settlement of restricted stock, net	201,125	201	—	—	201
Stock-based compensation expense	—	—	180,015	—	180,015
Balance at June 30, 2023	12,727,167	$12,727	$73,708,368	$(66,864,545)	$6,856,550
Net income	—	—	—	301,364	301,364
Issuance of common stock upon settlement of restricted stock, net	33,164	34	—	—	34
Stock-based compensation expense	—	—	140,682	—	140,682
Balance at September 30, 2023	12,760,331	$12,761	$73,849,050	$(66,563,181)	$7,298,630

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$2,327,861	$2,441,745
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	305,260	350,974
Amortization of debt issuance cost	38,697	81,024
Stock-based compensation	529,771	659,855
Deferred income taxes	512,717	500,220
Provision for credit losses	144,565	—
Amortization of operating lease right-of-use assets	1,405,201	1,330,209
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,367,222)	(4,266,415)
Decrease in insurance receivable	—	3,600,000
Decrease (increase) in contract assets	1,693,097	(3,646,028)
Decrease in inventory	384,361	842,196
Decrease in prepaid expenses and other assets	300,168	305,526
Increase in accounts payable and accrued expenses	236,130	3,093,351
(Decrease) increase in contract liabilities	(4,547,502)	667,615
Decrease in settlement of litigation obligation	—	(3,600,000)
Decrease in operating lease liabilities	(1,486,359)	(1,320,706)
Decrease in loss reserve	(312,463)	(204,916)
(Decrease) increase in income taxes payable	(1,359)	5,478
Net cash (used in) provided by operating activities	(837,077)	840,128

Cash flows from investing activities:
Purchase of property and equipment	(330,282)	(92,954)
Net cash used in investing activities	(330,282)	(92,954)

Cash flows from financing activities:
Principal payments on line of credit	(1,920,000)	—
Principal payments on long-term debt	(36,917)	(1,930,372)
Repayments of insurance financing obligation	(261,531)	—
Debt issuance costs paid	—	(54,334)
Net cash used in financing activities	(2,218,448)	(1,984,706)

Net decrease in cash	(3,385,807)	(1,237,532)
Cash at beginning of period	5,094,794	3,847,225
Cash at end of period	$1,708,987	$2,609,693

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,795,495	$1,815,939
Income taxes	$36,457	$—

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The Company consists of CPI Aerostructures, Inc. (“CPI Aero”), Welding Metallurgy, Inc. (“WMI”), a wholly owned subsidiary of CPI Aero, and Compac Development Corporation, a wholly owned subsidiary of WMI (collectively, the “Company”, “we”, “us”, or “our”).

The condensed consolidated interim financial statements of the Company as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated balance sheet at December 31, 2023 has been derived from audited consolidated financial statements, but does not include all of the information and notes required by U.S. GAAP. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

The Company maintains its cash in multiple financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed insurance limits. As of September 30, 2024, the Company had $1,476,844 of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which focuses on a PBE to disclose entity-wide and segment information in the notes to financial statements. This includes the measure of profit or loss that the CODM uses to assess segment performance and decide how to allocate resources, as well as certain specified amounts included in that measure – e.g. revenue, depreciation and amortization, interest and income tax expense. For PBEs, the new standard is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

2.	REVENUE

Disaggregation of Revenue

The following tables present the Company’s revenue disaggregated by contract type and revenue recognition method:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Government subcontracts	$16,986,106	$15,375,337	$48,951,748	$50,550,256

Prime government contracts	1,673,483	3,943,723	7,056,711	8,062,682
Commercial contracts	760,290	1,080,309	3,302,897	4,350,654
	$19,419,879	$20,399,369	$59,311,356	$62,963,592

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue recognized using over time revenue recognition model	$19,092,000	$20,053,771	$58,558,552	$59,353,845

Revenue recognized using point in time revenue recognition model	327,879	345,598	752,804	3,609,747
	$19,419,879	$20,399,369	$59,311,356	$62,963,592

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

Net EAC adjustments had the following impact on our gross profit during the nine months ended September 30, 2024 and 2023:

	Nine months ended
	September 30, 2024	September 30, 2023
Favorable adjustments	$1,835,489	$2,383,071
Unfavorable adjustments	(4,059,160)	(3,396,171)
Net adjustments	$(2,223,671)	$(1,013,100)

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2024, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $91.5 million. This represents the amount of revenue the Company expects to recognize in the future on contracts with unsatisfied or partially satisfied performance obligations as of September 30, 2024.

3.	CONTRACT ASSETS AND LIABILITIES

Contract assets represent revenue recognized on contracts in excess of amounts invoiced to the customers and the Company’s right to consideration is conditional on something other than the passage of time. Amounts may not exceed their net realizable value. Under the typical payment terms of our government as well as military contractor contracts, the customer retains a portion of the contract price until completion of the contract, as a measure of protection for the customer. Our government and military contract or contracts therefore typically result in revenue recognized in excess of billings, which we present as contract assets. Contract assets are classified as current assets. The Company’s contract liabilities represent customer payments received or due from the customer in excess of revenue recognized. Contract liabilities are classified as current liabilities.

	September 30, 2024	December 31, 2023
Contract assets	$33,618,971	$35,312,068
Contract liabilities	1,390,127	5,937,629

Revenue recognized for the nine months ended September 30, 2024 and 2023 that was included in the contract liabilities balance as of January 1, 2024 and 2023, respectively, was approximately $5.0 million and $3.0 million, respectively.

4.	INVENTORY

The components of inventory consisted of the following:

	September 30, 2024	December 31, 2023
Raw materials	$440,016	$648,264
Work in progress	103,390	75,795
Finished goods	508,880	712,588
Inventory	$1,052,286	$1,436,647

5.	STOCK-BASED COMPENSATION

In 2009, the Company adopted the Performance Equity Plan 2009 (the “2009 Plan”). The 2009 Plan reserved 500,000 common shares for issuance. The 2009 Plan provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company. The Company has 2,364 shares available for grant under the 2009 Plan as of September 30, 2024.

In 2016, the Company adopted the 2016 Long Term Incentive Plan (the “2016 Plan”). The 2016 Plan reserved 600,000 common shares for issuance, provided that no more than 200,000 common shares be granted as incentive stock options. Awards may be made or granted to employees, officers, directors and consultants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Any shares of common stock granted in connection with awards other than stock options and stock appreciation rights are counted against the number of shares reserved for issuance under the 2016 Plan as one and one-half shares of common stock for every one share of common stock granted in connection with such award. Any shares of common stock granted in connection with stock options and stock appreciation rights are counted against the number of shares reserved for issuance under the 2016 Plan as one share for every one share of common stock issuable upon the exercise of such stock option or stock appreciation right awarded. In the fourth quarter of 2020, the Company added 800,000 shares to the 2016 Plan, which increased the number of shares reserved for issuance under the 2016 Plan to 1,400,000 shares. In the second quarter of 2023, the Company added an additional 800,000 shares to the 2016 Plan, which increased the number of shares for reserved for issuance under the 2016 Plan to 2,200,000 shares. The Company has 376,094 shares available for grant under the 2016 Plan as of September 30, 2024.

Stock-based compensation expense for restricted stock in the consolidated statements of operations is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of sales	$14,430	$6,612	$3,675	$58,860
Selling, general and administrative	58,283	134,104	526,096	600,995
Total stock-based compensation expense	$72,713	$140,716	$529,771	$659,855

The Company grants restricted stock units (“RSUs”) to its board of directors as partial compensation. These RSUs vest quarterly on a straight-line basis over a one-year period and will fully vest on October 1, 2024.

The following table summarizes activity related to outstanding RSUs for the nine months ended September 30, 2024:

	RSUs	Weighted Average Grant Date Fair Value of RSUs
Non-vested – January 1, 2024	—	$—
Granted	181,323	$2.45
Vested	(135,900)	$2.45
Forfeited	—	$—
Non-vested – September 30, 2024	45,423	$2.45

The Company grants shares of common stock (“Restricted Stock Awards” or “RSAs”) to select employees. These shares have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant. In the event that the employee’s employment is voluntarily terminated prior to certain vesting dates, portions of the shares may be forfeited. At September 30, 2024, the weighted average remaining amortization period was 2.7 years.

The following table summarizes activity related to outstanding Restricted Stock Awards for the nine months ended September 30, 2024:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value of Restricted Stock Awards
Non-vested – January 1, 2024	167,071	$3.25
Granted	107,604	$2.39
Vested	(58,587)	$3.18
Forfeited	(63,213)	$2.78
Non-vested – September 30, 2024	152,875	$2.86

The Company grants shares of common stock (“Performance Restricted Stock Awards” or “PRSAs”) to select officers as part of our long-term incentive program that will result in that number of PRSAs being paid out if the target performance metric is achieved. The award vesting is based on specific performance metrics related to accounts payable delinquency, debt, and net income during the performance period. The PRSAs vest at 0% or 100% and all three metrics must be met to vest at 100%. The PRSAs granted under this program will vest on the fourth anniversary of the grant date, subject to the aforementioned performance criteria. At September 30, 2024, the weighted average remaining amortization period was 2.6 years.

The following table summarizes activity related to outstanding PRSAs for the nine months ended September 30, 2024:

	PRSAs	Weighted Average Grant Date Fair Value of PRSAs
Non-vested – January 1, 2024	48,050	$3.27
Granted	64,611	$2.91
Vested	—	$—
Forfeited	(68,585)	$3.12
Non-vested – September 30, 2024	44,076	$2.98

The fair value of all RSUs, PRSAs and RSAs is based on the closing price of our common stock on the grant date. All RSUs, PRSAs, and Restricted Stock Awards vest and settle in common stock (on a one-for-one basis).

As of September 30, 2024, unamortized stock-based compensation costs related to restricted share arrangements was $284,780.

6.	NET INCOME PER SHARE

Basic and diluted income per common share is computed using the weighted average number of common shares outstanding. Diluted income per common share is adjusted for the incremental shares attributed to unvested RSUs and RSAs. Incremental shares of 70,105 and 90,463 were used in the calculation of diluted income per common share for the three and nine months ended September 30, 2024, respectively. Incremental shares of 33,162 were used in the calculation of diluted income per common share for both the three and nine months ended September 30, 2023.

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

On February 20, 2024, the Company entered into a Thirteenth Amendment to the Credit Agreement (the “Thirteenth Amendment”). Under the Thirteenth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Company’s existing revolving line of credit to August 31, 2025; and (b) setting the aggregate maximum principal amount of all revolving line of credit loans to $19,800,000 from January 1, 2024 through March 31, 2024, $19,080,000 from April 1, 2024 through June 30, 2024, $18,360,000 from July 1, 2024 through September 30, 2024, $17,640,000 from October 1, 2024 through December 31, 2024, $16,920,000 from January 1, 2025 through March 31, 2025, $16,200,000 from April 1, 2025 through June 30, 2025 and $15,480,000 from July 1, 2025 onward, and for payments to be made by the Company to comply therewith (if any such payments are necessary), on the first day of each such period.

On November 13, 2024, the Company entered into a Fourteenth Amendment to the Credit Agreement (the “Fourteenth Amendment”). Under the Fourteenth Amendment, the parties amended the Credit Agreement by: (i) extending the maturity date of the Company’s existing revolving line of credit (the “Revolving Credit Loans”) to August 31, 2026; (ii) reducing the Base Rate Margin (as defined in the Credit Agreement) from 3.50% to 2.0%; (iii) resetting the aggregate maximum principal amount of all Revolving Credit Loans to $16,890,000 from January 1, 2025 through March 31, 2025, $16,140,000 from April 1, 2025 through June 30, 2025, $15,390,000 from July 1, 2025 through September 30, 2025, $14,640,000 from October 1, 2025 through December 31, 2025, $13,890,000 from January 1, 2026 through March 31, 2026, $13,140,000 from April 1, 2026 through June 30, 2026, and $12,390,000 from July 1, 2026 onward and for payments to be made by the Company to comply therewith (if any such payments are necessary), on the first day of each such period; and (iv) requiring the Company, if it does not deliver to BankUnited, N.A. by December 31, 2025, a commitment letter with banks and terms and conditions reasonably acceptable to the Lenders for refinancing the obligations under the Credit Agreement, to make a payment by January 31, 2026, equal to 2% of the aggregate outstanding principal amount of the Revolving Credit Loans as of December 31, 2025, with 50% of such payment applied to reduce the aggregate outstanding principal and the remaining 50% retained by the Lenders as an amendment fee with respect to the Fourteenth Amendment.

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

The BankUnited Facility is secured by all of the Company’s assets. Prior to the Fourteenth Amendment, the Revolving Loan bore interest at the Prime Rate + 3.50%. The Prime Rate was 8.0% as of September 30, 2024 and as such, the Company’s interest rate on the Revolving Loan was 11.5% as of September 30, 2024.

As of September 30, 2024 and December 31, 2023, the Company had $18,120,000 and $20,040,000 outstanding under the Revolving Loan, respectively. $2,730,000 of the Revolving Loan is payable by September 30, 2025 and the remaining balance of $15,390,000 of the revolving line of credit matures and is payable by August 31, 2026, as amended November 13, 2024.

The Company has cumulatively paid approximately $962,000 of total debt issuance costs in connection with the BankUnited Facility, of which approximately $43,000 and $82,000 is unamortized and is included in other assets at September 30, 2024 and December 31, 2023, respectively.

Also included in long-term debt are financing leases of $34,064 and $70,981 at September 30, 2024 and December 31, 2023, respectively, including a current portion of $31,330 and $44,498, respectively. The maturities of the September 30, 2024 balance of these financing leases are as follows:

For the Year Ending December 31,
Remainder of 2024	$7,581
2025	26,483
Total	$34,064

8.	MAJOR CUSTOMERS AND VENDORS

During the nine months ended September 30, 2024, our four largest customers accounted for 35%, 24%, 12%, and 12% of revenue. During the nine months ended September 30, 2023, our four largest customers accounted for 31%, 26%, 12% and 10% of revenue. During the three months ended September 30, 2024, our three largest customers accounted for 40%, 23% and 11% of revenue. During the three months ended September 30, 2023, our four largest customers accounted for 28%, 21%, 19% and 13% of revenue.

At September 30, 2024, 38%, 25%, and 13% of our accounts receivable were from three of our largest customers. At December 31, 2023, 30%, 17%, 12%, and 11% of accounts receivable were due from our four largest customers.

At September 30, 2024, 27%, 26%, 15% and 12% of our contract assets were from four of our largest customers. At December 31, 2023, 26%, 23%, 18%, and 15% of our contract assets were related to our four largest customers.

At September 30, 2024, 10% of our accounts payable was from one of our largest vendors. At December 31, 2023 no vendors accounted for 10% of our accounts payable.

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

For the nine months ended September 30, 2024 and 2023, the Company’s operating lease expense was $1,611,487 and $1,612,713, respectively. For the three months ended September 30, 2024 and 2023, the Company’s operating lease expense was $528,127 and $529,624, respectively.

Future minimum lease payments under non-cancellable operating leases as of September 30, 2024 were as follows:

For the Year Ending December 31,
Remainder of 2024	$560,249
2025	2,283,354
2026	850,276
2027	111,065
2028	9,228
Total undiscounted operating lease payments	3,814,172
Less imputed interest	(200,901)
Present value of operating lease payments	$3,613,271

The following table sets forth the right-of-use assets and operating lease liabilities as of:

	September 30, 2024	December 31, 2023
Assets
Right-of-use assets, net	$3,334,992	$4,740,193

Liabilities
Current operating lease liabilities	$2,118,329	$1,999,058
Long-term operating lease liabilities	1,494,942	3,100,571
Total lease liabilities	$3,613,271	$5,099,629

The Company’s weighted average remaining lease term for its operating leases is 1.7 years as of September 30, 2024. The Company’s weighted average discount rate for its operating leases is 5.5% as of September 30, 2024.

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

The provision for income tax for the three months ended September 30, 2024 and 2023 was $154,590 and $205,804, respectively. The provision for income tax for the nine months ended September 30, 2024 and 2023 was $535,634 and $503,850, respectively.

The effective income tax rate for the nine months ended September 30, 2024 is 18.7%. The difference between the effective income tax rate for the nine months ended September 30, 2024 and the statutory income tax rate of 21.0% for the nine months ended September 30, 2024 is due primarily to the estimated R&D credit, state income taxes and permanent tax differences. The effective income tax rate for the nine months ended September 30, 2023 was 17.1%. The difference between the effective income tax rate for the nine months ended September 30, 2023 and the statutory income tax rate of 21% for the nine months ended September 30, 2023 was due to the estimated R&D credit, the partial release of approximately $122,500 of the Company’s valuation allowance on its deferred tax asset recorded during the nine months ending September 30, 2023, state income taxes and permanent tax differences.

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

Our total backlog as of September 30, 2024 and December 31, 2023 is shown below.

Backlog (Total)	September 30, 2024	December 31, 2023
Funded	$91,502,000	$118,218,000
Unfunded	414,519,000	395,133,000
Total	$506,021,000	$513,351,000

Approximately 96% of the total amount of our backlog at September 30, 2024 was attributable to government and military contractor contracts. Our backlog attributable to government contracts at September 30, 2024 and December 31, 2023 was as follows:

Backlog (Government)	September 30, 2024	December 31, 2023
Funded	$87,528,000	$115,681,000
Unfunded	398,319,000	383,574,000
Total	$485,847,000	$499,255,000

Our backlog attributable to commercial contracts at September 30, 2024 and December 31, 2023 was as follows:

Backlog (Commercial)	September 30, 2024	December 31, 2023
Funded	$3,974,000	$2,537,000
Unfunded	16,200,000	11,559,000
Total	$20,174,000	$14,096,000

The total backlog at September 30, 2024 is primarily comprised of long-term programs with Raytheon (Next Generation Jammer-Mid Band Pods and Advanced Tactical Pods), Lockheed Martin (F-16 RI/DCC’s), Raytheon (B-52 Radar Racks), USAF (T-38 Classic Structural Modification Kits), Sikorsky (UH-60 BLACKHAWK Gunner Windows and CH-53K Welded Tubes), Raytheon (Airborne Reconnaissance Pods), Embraer (Phenom 300 Engine Inlets), and L3Harris (Next Generation Jammer-Low Band Pods (“NGJ-LB”) .

The funded backlog at September 30, 2024 is primarily from purchase orders under long-term contracts with Raytheon (NGJ – Mid Band Pods and Advanced Tactical Pods), USAF (T-38 Classic Structural Modification Kits), Sikorsky (CH-53K Welded Tubes), Sikorsky (UH-60 BLACKHAWK Gunner Windows), Raytheon (Airborne Reconnaissance Pods), Boeing (A-10 Main Landing Gear Pods), Lockheed Martin (F-16 RI/DCC’s), Embraer (Phenom 300 Engine Inlets) and L3Harris (NGJ-Low Band Pods).

Critical Accounting Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K, for a discussion of our critical accounting estimates. There have been no significant changes to the application of our critical accounting estimates during the quarter ended September 30, 2024.

Results of Operations

Revenue

Total Revenue for the three months ended September 30, 2024 was $19,419,879 compared to $20,399,369 for the same period last year, a decrease of $979,490 or 4.8%, driven primarily by decreases in our USAF T-38 Pacer Classic Structure Modification Kits program and Northrop Grumman E-2D Advanced Hawkeye Outer Wing Panels (“OWP”), partly offset by increases in our Raytheon NGJ – Mid Band Pods.

Total Revenue for the nine months ended September 30, 2024 was $59,311,356 compared to $62,963,592 for the same period last year, a decrease of $3,652,236 or 5.8%, driven primarily by decreases in our Sikorsky UH-60 BLACKHAWK Hover Infrared Suppression System (“HIRSS”) Module Assemblies program, Northrop Grumman E-2D Advanced Hawkeye OWP program and Lockheed Martin F-16 Rudder Island program, partly offset by increases in our Raytheon NGJ – Mid Band Pods program, and Collins MS-110 program.

Revenue from military subcontracts was $16,986,106 for the three months ended September 30, 2024 compared to $15,375,337 for the three months ended September 30, 2023, an increase of $1,610,769 or 10.5%, driven primarily by increases in our Raytheon NGJ – Mid Band Pods program partly offset by decreases in our Lockheed Martin F-16 Rudder Island program.

Revenue from military subcontracts was $48,951,748 for the nine months ended September 30, 2024 compared to $50,550,256 for the nine months ended September 30, 2023, a decrease of $1,598,508 or 3.2%, driven primarily by decreases in our Sikorsky UH-60 BLACKHAWK HIRSS Module Assemblies program partly offset by increases in our Raytheon NGJ – Mid Band Pods program.

Revenue from government military contracts was $1,673,483 for the three months ended September 30, 2024 compared to $3,943,723 for the three months ended September 30, 2023, a decrease of $2,270,240 or 57.6%, driven primarily by a decrease in our USAF T-38 Pacer Classic Structural Modification Kits program due to push out of customer inductions of aircraft.

Revenue from government military contracts was $7,056,711 for the nine months ended September 30, 2024 compared to $8,062,682 for the nine months ended September 30, 2023, a decrease of $1,005,971 or 12.5%, driven primarily by decreases in our USAF T-38 Pacer Classic Structural Modification Kits program and DLA F-16 Wing Skins program.

Revenue from commercial subcontracts was $760,290 for the three months ended September 30, 2024 compared to $1,080,309 for the three months ended September 30, 2023, a decrease of $320,019 or 29.6%, primarily on a decrease in our Embraer Phenom-300 Engine Inlet Assemblies program.

Revenue from commercial subcontracts was $3,302,897 for the nine months ended September 30, 2024 compared to $4,350,654 for the nine months ended September 30, 2023, a decrease of $1,047,757 or 24.1%, primarily on a decrease in our Embraer Phenom-300 Engine Inlet Assemblies program.

Cost of Sales

Total Cost of Sales for the three months ended September 30, 2024 and 2023 was $15,200,210, and $16,693,279, respectively, a decrease of $1,493,069 or 9%.

Total Cost of Sales for the nine months ended September 30, 2024 and 2023 was $46,422,514 and $49,990,986, respectively, a decrease of $3,568,472 or 7%.

The components of the cost of sales were as follows:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Procurement	$9,219,097	$10,815,261	$28,702,158	$31,774,115
Labor	1,861,505	1,580,290	5,460,235	5,302,436
Factory overhead	4,021,411	4,036,825	12,058,902	12,083,270

Other cost of sales	98,197	260,903	201,219	831,165
Cost of sales	$15,200,210	$16,693,279	$46,422,514	$49,990,986

Procurement for the three months ended September 30, 2024 was $9,219,097 compared to $10,815,261 for the three months ended September 30, 2023, a decrease of $1,596,164 or 14.8%, driven primarily by lower procurement for our USAF T-38 Pacer Classic Structural Modification Kits program due to push out of customer inductions of aircraft and Northrop Grumman E-2D Advanced Hawkeye OWP program.

Procurement for the nine months ended September 30, 2024 was $28,702,158 compared to $31,774,115 for the nine months ended September 30, 2023, a decrease of $3,071,957 or 9.7%, driven primarily by lower procurement in our Sikorsky UH-60 BLACKHAWK HIRSS Module Assemblies program and USAF T-38 Pacer Classic Structural Modification Kits program partially offset by higher procurement in our Raytheon NGJ – Mid Band Pods program.

Labor costs for the three months ended September 30, 2024 were $1,861,505 compared to $1,580,290 for the three months ended September 30, 2023, an increase of $281,215 or 17.8% primarily driven by increases in work performed in the Boeing A-10 program, Sikorsky “CH-53K” Tube Assembly, and the Raytheon NGJ – Mid Band Pods program.

Labor costs for the nine months ended September 30, 2024 were $5,460,235 compared to $5,302,436 for the nine months ended September 30, 2023, an increase of $157,799 or 3.0% primarily driven by an increase in work performed on the Lockheed Martin F-16 Rudder Island.

Factory overhead for the three months ended September 30, 2024 was $4,021,411 compared to $4,036,825 for the three months ended September 30, 2023, a decrease of $15,414 or 0.4%.

Factory overhead for the nine months ended September 30, 2024 was $12,058,902 compared to $12,083,270 for the nine months ended September 30, 2023, a decrease of $24,368 or 0.2%.

Other cost of sales relates to items that can increase or decrease cost of sales such as changes in inventory reserves, changes in loss contract provisions, absorption variances and direct charges to cost of sales. Other cost of sales for the three months ended September 30, 2024 was $98,197 compared to a $260,903 for the three months ended September 30, 2023, a decrease of $162,706 or 62.4%. The decrease is primarily the result of lower loss reserve required during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Other cost of sales for the nine months ended September 30, 2024 was $201,219 compared to $831,165 for the nine months ended September 30, 2023, a decrease in cost of $629,946 or 75.8%. The decrease is primarily the result of a lower required loss reserve and lower level of direct charges to cost of sales during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Gross Profit

Gross profit and gross profit percentage (“gross margin”) for the three months ended September 30, 2024 was $4,219,669 and 21.7%, respectively, compared to $3,706,090 and 18.2%, respectively, for the three months ended September 30, 2023, an increase of $513,579, or 13.9%, and 350 basis points, respectively, for the reasons noted above and a favorable year-over-year mix.

Gross profit and gross profit percentage (“gross margin”) for the nine months ended September 30, 2024 was $12,888,842 and 21.7%, respectively, compared to $12,972,606 and 20.6%, respectively, for the nine months ended September 30, 2023, a decrease of $83,764, or 0.6%, and 110 basis points, respectively, for the reasons noted above.

Favorable/Unfavorable Adjustments to Gross Profit

During the nine months ended September 30, 2024 and 2023, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in changes in total gross profit as follows:

	Nine months ended
	September 30, 2024	September 30, 2023
Favorable adjustments	$1,835,489	$2,383,071
Unfavorable adjustments	(4,059,160)	(3,396,171)
Net adjustments	$(2,223,671)	$(1,013,100)

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2024 were $2,742,036 compared to $2,535,065 for the three months ended September 30, 2023, an increase of $206,971 or 8.2%. The increase was primarily the result of higher personnel related expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2024 were $8,231,875 compared to $8,210,603 for the nine months ended September 30, 2023, an increase of $21,272 or 0.3%.

Interest expense

Interest expense for the three months ended September 30, 2024 was $573,366, compared to $663,857 for the three months ended September 30, 2023, a decrease of $90,491 or 13.6%. The decrease was the result of lower year-over-year interest rates charged on our outstanding debt under the Credit Agreement, combined with a year-over-year decrease in the amount of our outstanding debt under the Credit Agreement.

Interest expense for the nine months ended September 30, 2024 was $1,793,472, compared to $1,816,408 for the nine months ended September 30, 2023, a decrease of $22,936 or 1.3%.

Income Before Provision for Income Taxes

Income before provision for income taxes for the three months ended September 30, 2024 was $904,267 compared to $507,168 for the three months ended September 30, 2023, an increase of $397,099 or 78.3% for the reasons noted above.

Income before provision for income taxes for the nine months ended September 30, 2024 was $2,863,495 compared to $2,945,595 for the nine months ended September 30, 2023, a decrease of $82,100 or 2.8% for the reasons noted above.

Provision for Income Taxes

Provision for income taxes for the three months ended September 30, 2024 was $154,590 compared to $205,804 for the three months ended September 30, 2023, a decrease of $51,214, or 24.9%. The decrease in the provision for income tax is primarily the result of the annualization of the September 30, 2023 tax rate.

The effective income tax rate for the three months ended September 30, 2024 is 17.1%. The difference between the effective income tax rate for the three months ended September 30, 2024 and the statutory income tax rate of 21% for the three months ended September 30, 2024 is primarily due to estimated R&D credit, state income taxes and permanent tax differences.

Provision for income taxes for the nine months ended September 30, 2024 was $535,634 compared to $503,850 for the nine months ended September 30, 2023, an increase of $31,784, or 6.3%. The increase in the provision for income tax is primarily the result of the reduced impact in the rate for the R&D benefit.

The effective income tax rate for the nine months ended September 30, 2024 is 18.7%. The difference between the effective income tax rate for the nine months ended September 30, 2024 and the statutory income tax rate of 21% for the nine months ended September 30, 2024 is primarily due to estimated R&D credit, state income taxes and permanent tax differences.

Net Income and Earnings per Share

Net income for the three months ended September 30, 2024 was $749,677 compared to $301,364 for the three months ended September 30, 2023, an increase of $448,313 or 148.8%% for the reasons noted above.

Basic and diluted income per share for the three months ended September 30, 2024 of $0.06 compared to $0.02 for the three months ended September 30, 2023, an increase of $0.04, or 200%.

Basic and diluted income per share for the three months ended September 30, 2024 was calculated using 12,647,023 and 12,717,128 weighted average basic and diluted shares outstanding, respectively, as compared to 12,759,971 and 12,793,133 weighted average basic and diluted shares outstanding, respectively, for the three months ended September 30, 2023.

Net income for the nine months ended September 30, 2024 was $2,327,861 compared to $2,441,745 for the nine months ended September 30, 2023, a decrease of $113,884 or 4.7% for the reasons noted above.

Basic income per share for the nine months ended September 30, 2024 of $0.19 was consistent with $0.19 for the nine months ended September 30, 2023. Diluted income per share for the nine months ended September 30, 2024 of $0.18 compared to $0.19 for the nine months ended September 30, 2023, a decrease of $0.01, or 5.3%.

Basic and diluted income per share for the nine months ended September 30, 2024 was calculated using 12,559,876 and 12,650,340 weighted average basic and diluted shares outstanding, respectively, as compared to 12,613,899 and 12,647,061 weighted average basic and diluted shares outstanding, respectively, for the nine months ended September 30, 2023.

Liquidity and Capital Resources

General

At September 30, 2024, we had working capital of $16,312,228 compared to $15,402,381 at December 31, 2023, an increase of $909,847 or 5.9%. The increase was driven primarily by lower contract liabilities and higher accounts receivable, partly offset by lower cash and contract assets, lower inventory and lower prepaid expenses and other current assets.

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

At September 30, 2024, we had cash of $1,708,987 compared to $5,094,794 at December 31, 2023, a decrease of $3,385,807 or 66.5%. This decrease was primarily the result of cash flow used in operating activities and repayment of debt.

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

On February 20, 2024, the Company entered into a Thirteenth Amendment to the Credit Agreement (the “Thirteenth Amendment”). Under the Thirteenth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Company’s existing revolving line of credit to August 31, 2025; and (b) setting the aggregate maximum principal amount of all revolving line of credit loans to $19,800,000 from January 1, 2024 through March 31, 2024, $19,080,000 from April 1, 2024 through June 30, 2024, $18,360,000 from July 1, 2024 through September 30, 2024, $17,640,000 from October 1, 2024 through December 31, 2024, $16,920,000 from January 1, 2025 through March 31, 2025, $16,200,000 from April 1, 2025 through June 30, 2025 and $15,480,000 from July 1, 2025 onward, and for payments to be made by the Company to comply therewith (if any such payments are necessary), on the first day of each such period.

On November 13, 2024, the Company entered into a Fourteenth Amendment to the Credit Agreement (the “Fourteenth Amendment”). Under the Fourteenth Amendment, the parties amended the Credit Agreement by: (i) extending the maturity date of the Company’s existing revolving line of credit (the “Revolving Credit Loans”) to August 31, 2026; (ii) reducing the Base Rate Margin (as defined in the Credit Agreement) from 3.50% to 2.0%; (iii) resetting the aggregate maximum principal amount of all Revolving Credit Loans to $16,890,000 from January 1, 2025 through March 31, 2025, $16,140,000 from April 1, 2025 through June 30, 2025, $15,390,000 from July 1, 2025 through September 30, 2025, $14,640,000 from October 1, 2025 through December 31, 2025, $13,890,000 from January 1, 2026 through March 31, 2026, $13,140,000 from April 1, 2026 through June 30, 2026, and $12,390,000 from July 1, 2026 onward and for payments to be made by the Company to comply therewith (if any such payments are necessary), on the first day of each such period; and (iv) requiring the Company, if it does not deliver to BankUnited, N.A. by December 31, 2025, a commitment letter with banks and terms and conditions reasonably acceptable to the Lenders for refinancing the obligations under the Credit Agreement, to make a payment by January 31, 2026, equal to 2% of the aggregate outstanding principal amount of the Revolving Credit Loans as of December 31, 2025, with 50% of such payment applied to reduce the aggregate outstanding principal and the remaining 50% retained by the Lenders as an amendment fee with respect to the Fourteenth Amendment.

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

The BankUnited Facility is secured by all of the Company’s assets. Prior to the Fourteenth Amendment the Revolving Loan bore interest at the Prime Rate + 3.50%. The Prime Rate was 8.0% as of September 30, 2024 and as such, the Company’s interest rate on the Revolving Loan was 11.5% as of September 30, 2024.

As of September 30, 2024 and December 31, 2023, the Company had $18,120,000 and $20,040,000 outstanding under the Revolving Loan, respectively.

There is currently no availability for borrowings under the Revolving Loan and the Company finances its operations from internally generated cash flow.

Liquidity

We believe that our existing resources as of September 30, 2024 will be sufficient to meet our current working capital needs for at least the next 12 months from the date of issuance of our consolidated financial statements. However, our working capital requirements can vary significantly, depending in part on the timing of new program awards and the payment terms with our customers and suppliers. If our working capital needs exceed our cash flows from operations, we would look to our cash balances and availability for borrowings under our borrowing arrangement to satisfy those needs, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts, if at all.

Contractual Obligations

For information concerning our contractual obligations, see Contractual Obligations under Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Form 10-K.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting for the twelve months ended December 31, 2023 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with this evaluation, management identified a deficiency that constituted a material weakness in our internal control over financial reporting as of December 31, 2023, pertaining to income tax accounting. For more information on this deficiency, see Item 9A. Controls and Procedures, included in our Annual Report on Form 10-K. Based on management’s evaluation of internal control over financial reporting for the twelve months ended December 31, 2023, and as of September 30, 2024, our disclosure controls and procedures were not effective as of September 30, 2024 due to the aforementioned material weakness pertaining to income tax accounting.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2024, we continued to implement the following changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as follows: (a) we replaced the Company’s outside tax accounting and tax return preparer with a new firm (the “Tax Accounting Firm”); (b) we retained the Tax Accounting Firm (i) to prepare the Company’s income tax accounting and disclosures for the quarter ended September 30, 2024 and (ii) to review the income tax accounting and disclosures prepared by the predecessor firm for the quarter ended March 31, 2024 prior to the filing of the Form 10-Q for the quarter ended March 31, 2024; (c) we updated our financial risk assessment to reflect tax accounting as a high risk area, and (d) we adopted a tax accounting review checklist provided by our Sarbanes-Oxley consulting firm for use by CPI’s finance management in reviewing the quarterly and annual work of the Tax Accounting Firm, beginning with the tax accounting for the quarter ended June 30, 2024.

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

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2024 and 2023, (ii) Condensed Consolidated Balance Sheet as of September 30, 2024 and December 31, 2023, (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2024 and 2023, (iv) Condensed Consolidated Statement of Changes in Equity for the three and nine months ended September 30, 2024 and 2023 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: November 13, 2024	By.	/s/ Dorith Hakim
Dorith Hakim
Chief Executive Officer and President (Principal Executive Officer)

Dated: November 13, 2024	By.	/s/ Philip Passarello
Philip Passarello
Chief Financial Officer (Principal Financial and Accounting Officer)