Form 10-K
period 2024-12-31
CPI AEROSTRUCTURES INC
filed 2025-03-31
CIK 889348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐ No ☒

As of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on NYSE American on June 28, 2024 of $2.47) held by non-affiliates of the registrant was $29,059,837.

As of March 28, 2025, the registrant had 13,031,223 shares of common stock, $.001 par value, outstanding.

Documents Incorporated by Reference:

Portions of the CPI Aerostructures, Inc. Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

FORM 10-K
ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

General

CPI Aerostructures, Inc., including its wholly owned subsidiary Welding Metallurgy, Inc. (“WMI”) and Compac Development Corporation, a wholly owned subsidiary of WMI (collectively, “CPI Aero”, the “Company”, “us”, or “we”) is a manufacturer of structural assemblies, integrated systems, and kitted components for the domestic and international aerospace and defense (“A&D”) markets. Our products are generally used by customers in the production and refurbishment of fixed wing aircraft, helicopters, electronic warfare (“EW”) systems, intelligence, surveillance, and reconnaissance (“ISR”) systems, missiles, autonomous systems, and other sophisticated A&D products. We are primarily a Tier 1 supplier to Original Equipment Manufacturers (“OEMs”). We are also a Tier 2 supplier to larger Tier 1 manufacturers and a prime contractor to the United States (“U.S.”) Department of Defense (“DOD”), primarily the U.S. Air Force (“USAF”). Our products are used by OEMs within both commercial aerospace and national security markets. In addition to our assembly operations, we provide manufacturing engineering, program management, supply chain management, kitting, and maintenance repair and overhaul (“MRO”) services.

CPI Aero has over 45 years of experience as a contractor. Our team possesses extensive technical expertise, program and supply chain management, and integration capabilities. Our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products.

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

In 2018, CPI Aero acquired Welding Metallurgy Inc. This allowed for a small but strategically important amount of vertical integration in complex fusion welding and large diameter tube bending capability. The acquisition included Miller Stuart and Compac Development Corporation, two other business lines that added fabrication of electrical cables, harnesses and enclosures to the Company’s capabilities.

Today, CPI Aero continues to engage in traditional high quality structural assembly manufacturing while incorporating the latest in technology to improve quality and streamline production. Our success is rooted in our core company values, the dedication and skill of our employees, and our commitment to providing our customers the full-service solution they require.

Products and Services

We offer design, engineering, manufacture, build, MRO services, and supply chain and kitting services capabilities to the A&D industry as follows:

●	Aerostructures: New Production and Repair/Overhaul of Fielded Wing Structures and other Control Surfaces, Rudder Island, Engine Inlets/Nacelles, Engine Exhaust Manifolds, Aircraft Doors and Windows, Aircraft Steps and Racks, and other Aircraft Secondary Structures

●	Aerosystems: Airborne Pod Structures and Integration of Internal Systems, Radar Housing Structures, Panel Assemblies, Mechanical Door Locking Systems, and Canopy Lifting Systems

●	Large Diameter Tube Bending: Complex Ducts and Tubes in Steel, Aluminum, Titanium, and Nickel Alloys

●	Complex Specialty Welding: Fusion Welded Fluid Tanks and Resistance Welding (Spot and Seam) of complex metallic assemblies

●	Electrical Cables, Harness, and Enclosures: Wire Harnesses, Power Control Systems, Fuel Management Systems, Power Distribution Systems, Fully Integrated Electrical Control Systems, and RF enclosures

Engineering Services and Capabilities

As a build-to-print structural assemblies manufacturer, CPI Aero’s engineering focus is on executing customer contracts through product realization, and to support collaborative design development using design for manufacturing and assembly (“DFMA”), geometric dimensioning & tolerancing (“GD&T”), and tooling concept support. CPI Aero has a deep well of experience on various types of detail part manufacturing that allows us to provide detailed design for manufacturing input during the design refinement process.

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

We believe that there has been a shift in the market for more build-to-print contracts by OEMs versus the past trend of design and build contracts. This trend fits in well with CPI Aero’s strengths. In addition, we expect to identify and close contracts for which we can provide more value added content to our customer (like integrating sub-assemblies into higher level Aerostructures and Aerosystems statements of work) and we intend to pursue statements of work that require proportionately higher CPI Aero value added content.

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

Competition

We face competition in our role as both a prime contractor to the U.S. Government and as a Tier 1 or Tier 2 subcontractor to military and commercial aircraft manufacturers. With respect to Aerostructures products, we often compete against much larger Tier 1 suppliers, such as Spirit Aerosystems, Kaman Aerospace, GKN Aerospace, Ducommun, and LMI Aerospace. We believe that we can compete effectively with these larger companies by delivering products with the same level of quality and performance at a better value for our customer. With respect to Aerosystems products, such as our portfolio of EW and ISR integrated pod structures, we find more limited competition and are not aware of competition from any of the Aerostructures companies mentioned above. In these cases, we typically compete with the internal manufacturing arm of our customers. We believe our unique skills related to integrated pod structures combined with a very efficient and generally lower cost structure create a competitive advantage for bidding on Aerosystems contracts.

For certain unrestricted contracts for the U.S. Government, we may compete against well-established prime contractors, including Northrop Grumman, Lockheed Martin, and Boeing. All of these competitors possess significantly larger infrastructures, greater resources and the capabilities to respond to much larger contracts. We believe that our competitive advantage lies in our ability to offer large contractor capabilities with the flexibility and responsiveness of a small company, while staying competitive in cost and delivering superior quality products. While larger prime contractors compete for significant modification awards, they generally do not compete for awards in smaller modifications, spares and replacement parts, even for aircraft for which they are the original manufacturer. In certain instances, the large prime contractors often subcontract much of the work they win to their Tier 1 suppliers so we also may act as a subcontractor to them in these situations. Furthermore, in some cases these prime contractors are not permitted to bid, for example when the U.S. Government designates a contract as a Small Business Set-Aside. In these restricted contracts for the U.S. Government, CPI Aero typically competes against numerous small business competitors. We believe we compete effectively against the smaller competitors because of our 45 years of experience and expertise in responding to requests for proposals for government contracts

Our Customers

Approximately $5.1 million and $6.0 million of our revenue for the years ended December 31, 2024 and 2023, respectively, were from customers outside the U.S. All other revenue for the years ended December 31, 2024 and 2023 has been attributable to customers within the U.S. We have no assets outside the U.S.

We have positioned our Company to take advantage of opportunities in the military aerospace market to a broad customer base, which we believe will reduce the potential impact of industry consolidation or potential defense budget reductions. Our success as a subcontractor to defense prime contractors has provided us with opportunities to also act as a subcontractor to prime contractors in the production of commercial aircraft structures, which we believe will also reduce our exposure to defense industry consolidation, government spending decisions, and other defense industry risks.

Our OEM customers in the defense sector include leading prime defense contractors such as:

●	Lockheed Martin Corporation - we provide products used in the production of Lockheed Martin Corporation’s (“Lockheed Martin”) F-35 Joint Strike Fighter and an international variant of the F-16 Fighting Falcon. We also provide structural assemblies to Sikorsky, a Lockheed Martin company (“Sikorsky”), for many of their military helicopter platforms including the UH-60 BLACK HAWK©, MH-60 Seahawk, CH-53E and CH-53K King Stallion, and a special purpose helicopter.

●	RTX Corporation, formerly Raytheon Technologies – we provide products to multiple business divisions of RTX Corporation (“Raytheon”): Raytheon (Next Generation Jammer – Mid-Band Pod, Advanced Tactical Pods, Intelligence, Surveillance and Airborne Reconnaissance Pods, Missile Wings and Components, and Radar Racks) and Collins Aerospace (RF Enclosures).

●	The Boeing Company - we provide critical wing structure for The Boeing Company’s (“Boeing”) A-10 re-wing program and welded structures for the CH-47 Chinook helicopter.

●	Northrop Grumman Corporation – we provide structural components and kits for the Northrop Grumman Corporation (“NGC”) E-2D Advanced Hawkeye, various integrated radar and laser pod structures, welded tubes, and welded fluid tanks for a classified program.

80% and 81% of our revenue in 2024 and 2023, respectively, was generated by subcontracts with defense prime contractors.

Our OEM customers in the civil aviation market include:

●	Embraer S.A. Executive Jets – we provide engine inlet assemblies for Embraer S.A.’s (“Embraer”) Phenom 300 business jet and recently were awarded a contract to manufacture engine inlets for the Phenom 100 business jet.

6% and 5% of our revenue in 2024 and 2023, respectively, was generated by commercial contract sales.

CPI Aero also is a prime contractor to the DOD, primarily through contracts directly with the USAF and the Defense Logistics Agency (“DLA”), providing supply chain management, assembly & integration, and kitting services for the F-16 and T-38 programs. 14% and 14 % of our revenue in 2024 and 2023, respectively, were generated by direct government sales.

Significant Contracts

Our most significant contracts are described below:

Military Aircraft – Subcontracts with Prime Contractors

E-2D Advanced Hawkeye: The NGC E-2D Advanced Hawkeye is an all-weather, carrier-based tactical Airborne Early Warning aircraft. The twin turboprop aircraft was designed and developed in the 1950s by the Grumman Aircraft Company for the U.S. Navy. The U.S. Navy aircraft has been progressively updated with the latest variant, the E-2D, first flying in 2007. In 2008, we received an initial $7.9 million order from NGC to provide structural kits used in the production of Outer Wing Panels (“OWP”) of the E-2D. We initially valued the long-term agreement at approximately $98 million over an eight-year period, with the potential to be in excess of $195 million over the life of the aircraft program. In February of 2019, we announced a new multi-year award valued at up to approximately $47.5 million. In June 2020, we announced that we had received firm orders valued in excess of $43 million and $5 million in long-lead funding in anticipation of purchase orders for OWP structural components and kits. In 2021, we received additional orders valued at approximately $11 million. Since 2008, the cumulative orders we have received on this program through December 31, 2024 exceed $210 million. We anticipate shipping against these orders into 2025.

In February 2020, the Company’s subsidiary WMI received approximately $4 million in purchase orders from NGC to produce numerous welded structures and tubes for the E-2D Advanced Hawkeye. Under the terms of the purchase orders, WMI manufactured more than 140 different items in support of the production of at least 25 E-2D aircraft. CPI received follow-on orders for additional quantities of welded products in 2024 totaling $2.8 million and anticipates additional orders in 2025.

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

On November 16, 2021 the Company announced it was authorized by Raytheon to start the production phase of the program. The Company was awarded low rate production (“LRIP”) I and II orders valued at approximately $18.5 million. LRIP III, for which the Company was awarded an order of approximately $14.0 million in October 2022, and later definitized at $32.5 million. In November 2023, Raytheon issued a Memorandum for Record for Lot4 with an anticipated Program Value of $32 million and an initial funding limit of $16 million. In December 2024, Lot 4 was fully funded at $33.4M. We believe that the total value of the NGJ-MB program through production will be in excess of $254 million through 2030.

A-10 Thunderbolt II “Warthog”: The Boeing A-10 Thunderbolt II, also known as the Warthog, is a twin-engine aircraft that provides close-air support of ground forces and employs a wide variety of conventional munitions including general-purpose bombs. This simple, effective and survivable single-seat aircraft can be used against all ground targets, including tanks and other armored vehicles. On August 21, 2019, Boeing announced that it had received an Indefinite Delivery/Indefinite Quantity (“IDIQ”) contract award from the USAF with a maximum contract value of $999 million to manage the production of up to 112 new wing sets and spares kits for A-10 aircraft, and the USAF ordered 27 wing sets from Boeing immediately at contract award. In 2019, CPI Aero announced the receipt of an IDIQ contract with a maximum ceiling value of $48 million from Boeing for structural assemblies for the A-10. Under the terms of the IDIQ contract, CPI Aero will manufacture major structural subassemblies of the A-10 aircraft’s wing. The Company also announced that it had received initial purchase orders under the IDIQ contract valued at approximately $6 million for the production of four shipsets of assemblies and associated program start-up costs. In May 2020, CPI Aero announced the receipt of additional purchase orders totaling approximately $14 million from Boeing. In March of 2022, CPI Aero announced the receipt of additional purchase orders totaling approximately $3.2 million. Including additional orders received in 2023, the total purchase orders received as of December 31, 2024 aggregated $23.8 million. CPI will finish deliveries on this contract in 2025.

F-35 Lightning II: The Lockheed Martin F-35 Lightning II is a family of single-seat, single-engine, all-weather stealth multirole fighter aircraft that provides unmatched multi-role capability, survivability, and connectivity with data sharing capabilities essential for joint all-domain operations. Current DOD plans call for acquiring a total of 2,456 F-35s. U.S. allies are expected to purchase hundreds of additional F-35s, with eight nations participating as cost-sharing partners in the program with the United States, and six other nations allied with the U.S. purchasing the F-35 via foreign military sales agreements with the DOD. In 2015, CPI Aero was awarded a multi-year contract to supply four different lock assemblies for the arresting gear door on the F-35C Carrier Take Off and Landing variant. CPI Aero made its first delivery under that contract in May 2017. In November 2017, CPI Aero was awarded an additional $15.8 million multi-year contract to manufacture canopy activation drive shaft assemblies for the F-35A, F-35B, and F-35C variants. In 2018, the Company received a new long-term agreement valued at approximately $8 million for lock assemblies for which deliveries were completed in January 2025.

UH-60 “BLACK HAWK”: The Sikorsky UH-60 BLACK HAWK helicopter is the leader in multi-mission rotary wing aircraft. Among the mission configurations it serves are troop transport, medical evacuation, electronic warfare, attack, assault support, and special operations. More than 4,000 BLACK HAWK helicopters are in use today, operating in 29 countries. CPI Aero manufactures several different structural assemblies, including welded structure for the BLACK HAWK. The majority of CPI Aero’s contracts for the BLACK HAWK are as a Tier 1 supplier to Sikorsky. The Company also is a Tier 2 supplier to GKN Aerospace and Ducommun for products ultimately used on the BLACK HAWK. In 2017, CPI Aero received an approximately $21 million long-term agreement through 2022 for the production of fuel panel assemblies, work it has performed for Sikorsky since 2010. Also in 2017, the Company received an $8 million long-term agreement through 2022 to manufacture machine gunner window assemblies for the BLACK HAWK, continuing work it has performed since 2010. A third five-year long-term agreement was awarded in January 2022, also for gunner window assemblies, estimated at $13.6 million with a period of performance from 2023-2027. Also, since October 2018, CPI Aero has received multiple purchase orders totaling $22 million for hover infrared suppression system (“HIRSS”) module assemblies for use as spares on older variants of the BLACK HAWK. The HIRSS is a defensive countermeasures system that is integral to the survival of the BLACK HAWK by reducing the opportunity for an infrared-seeking threat system to acquire, lock onto, track, and destroy the aircraft. Finally, in May 2021, the Company announced receiving a multi-year contract valued at up to $17.2 million for the repair and overhaul of outboard stabilator assemblies in support of the Sikorsky MH-60 SEAHAWK. In late 2024, Sikorsky kicked off proposal efforts for the next SEAHAWK PBL commencing in 2027. Through December 31, 2024, CPI received orders totaling $6.5 million.

F-16V Fighting Falcon: The Lockheed Martin F-16 is the world’s most successful, combat-proven multirole fighter. Approximately 3,000 operational F-16s are in service today in 25 countries. The F-16V is a new variant, sold exclusively to international air forces and is the most technologically advanced fourth generation fighter in the world. In 2019, the Company announced it had been awarded a multi-year contract by Lockheed Martin to manufacture Rudder Island and Drag Chute Canister (“RI/DCC”) assemblies for the F-16V. The RI/DCC is a large structural sub-assembly that is installed on the tail section of the aircraft. CPI Aero deliveries began in 2021. In June 2020, the Company announced that it had been awarded an order from Lockheed Martin as part of the previously announced multi-year contract to manufacture RI/DCC assemblies for new production F-16 Block 70/72 aircraft, in March 2021 the Company announced that it had received an additional order for these assemblies for $9.2 million and in November 2022, the Company announced another follow-on order for these assemblies for $4 million. On August 28, 2023 CPI announced the receipt of a 2nd Multiyear long-term agreement with not-to-exceed funding of $34.4 million. The total value of the RI/DCC program, including both multi-year contracts is approximately $60 million. In 2024, Lockheed initiated proposal efforts for the next pricing period, the anticipated LTA3.

CH-53K King Stallion: The CH-53K is a heavy-lift helicopter produced by Sikorsky for the U.S. Marine Corps. We manufacture composite electronics racks as a Tier 2 supplier to Spirit AeroSystems, Inc., the manufacturer of the CH-53K cockpit and cabin. Through December 31, 2024, we had received orders valued at more than $2.8 million from Spirit AeroSystems, Inc.

In addition, the Company also manufactures welded titanium and aluminum tubes for the CH-53K as a Tier 1 supplier to Sikorsky. In August 2023, CPI received a Long-term Agreement with a ceiling price of $17.4 million and a funding limit of $7.3 million. These tubes will be required for the multi-year on this program. This statement of work includes CPI Aero intellectual property.

Undisclosed Pod Structure: In 2019, the Company received an initial purchase order from Raytheon to manufacture pod structures for an undisclosed application. The value of the order was approximately $2.3 million for manufacturing engineering services, development of assembly tooling, and the production of the prototypes. The undisclosed pod structure is currently under development. In October 2021, the Company announced that Raytheon awarded the Company an approximately $6.1 million contract modification that changes the scope of work the Company would perform and increases the quantity of pods to be produced. The program value as of December 31, 2024 was $9.5 million for deliveries into 2025. CPI Aero has been awarded the follow-on to this development statement of work.

Undisclosed Vehicle: In 2018, the Company started production of a welded tank for NGC for an undisclosed application on an undisclosed platform. The total value of orders received as of December 31, 2024 is $3.2 million. Anticipated spares orders are expected to continue in 2025.

B-52 Radar Rack: In late 2021, the Company received an initial purchase order from Raytheon to manufacture radar rack structures for the B-52 Radar Modernization Program. The value of the order was approximately $4.0 million for manufacturing engineering services, development of assembly tooling, and the production of the initial units. The non-recurring and tooling phase of the program was completed and the initial 11 racks have been delivered in 2024. CPI submitted proposals for follow-on lots of racks and an award is anticipated in 2025.

Next Generation Jammer – Low Band Pod: In August of 2024, the Company received a letter contract from a new customer, L3Harris Technologies to manufacture pod structures for the Next Generation Low Band Program. The estimated value of this first development phase of the program is $12.1 million with initial Purchase Order funding received in fourth quarter of 2024 of $5 million for long lead material, manufacturing engineering services, development of assembly tooling, and the production of the initial units.

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

T-38 Pacer Classic III, Phase 3 and TRIM: In July 2019, the Company announced a new $65.7 million IDIQ contract from the USAF for the final phase of PC III as well as TRIM. The TRIM program is a separate USAF structural modification effort that will extend the structural service life of T-38A and T-38 model types, as well as T-38C models that were not modified during PC III. Through December 31, 2020, the Company had received orders valued at approximately $15.3 million for the PC III, Phase 3 and TRIM programs, and in 2021, the Company announced it had received three separate orders for additional requirements valued at approximately $16.2 million. Through December 2024, CPI has received funded orders under this long term agreement totaling $48.7 million.

Commercial Aircraft – Subcontracts with Prime Contractors

Embraer Phenom 300: The Phenom 300 is a twin-engine, executive jet produced by Brazilian aircraft company Embraer that can carry between six and ten passengers and a crew of two. We have been producing engine inlet assemblies for Embraer under a long-term agreement we entered into in 2012. In January 2024, we celebrated the delivery of the 800th Shipset of Inlets. In 2024, we received funded orders totaling $5.0 million.

Embraer Phenom 100: The Phenom 100 is a light executive business jet twin-engine, produced by Brazilian aircraft company Embraer that can carry up to six passengers and a crew of two. Embraer unveiled the Phenom 100EX, the Company’s latest evolution from the Phenom 100 series with over 400 aircraft in operation. Embraer has informed us in December 2024 that we have been selected to produce the engine inlets for this aircraft. We anticipate our first deliveries to take place in 2025.

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

The total backlog at December 31, 2024 is $510,271,000.

Our total backlog as of December 31, 2024 and 2023 was as follows:

Backlog (Total)	December 31, 2024	December 31, 2023
Funded	$85,039,000	$118,218,000
Unfunded	425,232,000	395,133,000
Total	$510,271,000	$513,351,000

Approximately 95% and 97% of the total amount of our backlog at December 31, 2024 and 2023 was attributable to government contracts. Our backlog attributable to government contracts at December 31, 2024 and 2023 was as follows:

Backlog (Government)	December 31, 2024	December 31, 2023
Funded	$82,262,000	$115,681,000
Unfunded	404,256,000	383,574,000
Total	$486,518,000	$499,255,000

Our backlog attributable to commercial contracts at December 31, 2024 and 2023 was as follows:

Backlog (Commercial)	December 31, 2024	December 31, 2023
Funded	$2,777,000	$2,537,000
Unfunded	20,976,000	11,559,000
Total	$23,753,000	$14,096,000

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

As of December 31, 2024, we had 212 full-time employees as compared to 203 full-time employees as of December 31, 2023. On an as-needed basis, we employ temporary personnel with specialized disciplines to fill staffing gaps. We do not have any employees represented by a union, and we believe that our relations with our employees are good. We provide our team members with ongoing opportunities to share thoughts and perspectives on company and employment-related matters through surveys, all-hands meetings, and management open door policies. Our management, with oversight from the Compensation and Human Resources Committee of our board of directors, monitors the hiring, retention, and management of our employees and regularly conducts succession planning to ensure that we continue to cultivate the pipeline of talent needed to operate our business.

Diversity and Inclusion

We value diversity and inclusion in our workforce as we understand that diversity of background, thought, and experience leads to greater innovation and improved business results. We are committed to increasing and retaining diversity at all levels of our workforce, and focus on diversity and inclusion throughout our recruitment, hiring, and onboarding processes. Diversity within our board of directors is 29%, and our executive management team is comprised of 50% diverse employees.

Across our total employee population and based on employees who self-identify, as of December 31, 2024, approximately 20% of our workforce are female, 36% are multicultural and 4% are veterans.

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

Safety Metric	2024	2023
TRIR	4.8	2.9
DART	2.7	1.0

TRIR = total number of recordable cases x 200,000 / total hours worked

DART = number of cases with days away from work x 200,000 / total hours worked by all employees

Community Involvement

Having a positive impact on the community around us is one of our most important values. We donate to local charitable organizations, such as United Way of Long Island, through both monetary contributions, as well as “drives” to collect and deliver employee donated food and school supplies. We actively engage and educate local high school students from surrounding districts about the manufacturing and engineering industry and career trajectory. This includes, hosting educational experiences and shop tours with high school and trade school classes. Members of our leadership team participate on the boards of trade associations that support and advance the interests of the local community.

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

The funding of U.S. Government programs is subject to congressional budget authorization and appropriation processes. For many programs, the U.S. Congress appropriates funds on a fiscal year basis even though a program may extend over several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. Appropriations are driven by numerous factors, including geopolitical events, macroeconomic conditions, the ability of the U.S. Government to enact relevant legislation, such as appropriations bills and continuing resolutions, the threat or existence of a government shutdown and potential downgrades of the United States’ credit rating, and risks relating to the recent U.S. presidential election. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced in budgets approved by Congress or be included in the scope of separate supplemental appropriations. In the event that appropriations for any of our programs becomes unavailable, or is reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the U.S. Government, which could have a material adverse effect on our future sales under such program, and on our financial position, results of operations and cash flows.

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

We currently generate a majority of our revenues by producing products for numerous programs under contracts with three prime defense contractors to the U.S. Government. These significant customers – Raytheon, Lockheed Martin and United States Air Force – constituted approximately 36%, 24% and 14%, respectively of our 2024 revenue. Our revenues from these customers are diversified over several different A&D products, programs, and subsidiaries within these customers, however, any significant change in production rates by any of these customers would have a material effect on our results of operations and cash flows. There is no assurance that our current significant customers will continue to buy products from us at current levels, that we will retain any or all our existing significant customers, or that we will be able to form new relationships with other customers upon the loss of one or more of our existing significant customers.

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

Our working capital requirements can vary significantly, depending in part on the timing of new program awards and the payment terms with our customers and suppliers. If our working capital needs exceed our cash flows from operations, we would look to our cash balances and any availability for borrowings under our credit facility to satisfy those needs. See “Risks Related to Our Indebtedness and Liquidity” below.

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

As of December 31, 2024, we had approximately $66.0 million of gross net operating losses (“NOLs”) for federal tax purposes and approximately $18.0 million of post-apportionment NOLs for state tax purposes. As a result of the Tax Cuts and Jobs Act of 2017 and the Coronavirus Aid, Relief, and Economic Security Act of 2020, NOLs arising before January 1, 2018, and NOLs arising after January 1, 2018, are subject to different rules. Our pre-2018 NOLs totaled approximately $51.6 million; these NOLs will expire in varying amounts from 2034 through 2037, if not utilized, and can offset 100% of future taxable income for regular tax purposes. Our NOLs arising in 2018, and later years can be carried forward indefinitely and can offset up to 80% of future taxable income.

Our ability to fully recognize the benefits from our NOLs is dependent upon our ability to generate sufficient income prior to their expiration. In addition, our NOL carryforwards may be limited if we experience an ownership change as defined by Section 382 of the Internal Revenue Code (“Section 382”). In general, an ownership change under Section 382 occurs if 5% shareholders increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a relevant lookback period. The company completed a section 382 analysis for the year ended December 31, 2024 and believes that no ownership change occurred during the relevant lookback period through December 31, 2024 that would limit our ability to use our NOLs.

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

Risks Related to Our Indebtedness and Liquidity

In the past, CPI obtained amendments to and received waivers of and consents to non-compliance with certain covenants under our credit facility with BankUnited and there can be no assurance that we will not fall out of compliance with our covenants in the future.

If we fall out of compliance with our banking covenants under our credit facility (the “BankUnited Facility” or the “Credit Agreement”) with BankUnited, N.A. (“BankUnited”), they may declare a default under the BankUnited Facility and, among other remedies, could declare the full amount of the BankUnited Facility immediately due and payable and could foreclose against our collateral. If this were to occur, we may be unable to secure outside financing, if needed, to fund ongoing operations and for other capital needs. Any sources of financing that may be available to us could also be at higher costs and require us to satisfy more restrictive covenants, which could limit or restrict our operations, cash flows, and earnings. We cannot ensure that additional financing would be available to us or be sufficient or available on satisfactory terms.

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

Interest rates under our Credit Agreement are based on the Prime Rate, and as a result, we have exposure to interest rate risk. Certain central banks, such as the U.S. Federal Reserve, effected multiple interest rate decreases in 2024. Decreases in interest rates decrease our cost of borrowing and/or potentially make it more viable to refinance our existing indebtedness. Conversely, increases in interest rates increase our cost of borrowing and/or potentially make it more difficult to refinance our existing indebtedness.

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

In June 2024, the Company entered into a settlement with the SEC to fully remediate its material weakness in internal control over financial reporting (“ICFR”) and have effective ICFR and disclosure controls and procedures by December 31, 2024 to publicly disclose, concurrent with the filing of the Company’s 2024 annual report, on form 10-K. Per this agreement, if the Company fails to comply with these undertakings, a civil monetary penalty in the amount of $400,000 will be due to the SEC by June 30, 2025. Although the company believes that it has appropriately remediated its material weakness in internal controls, the risk exists that the SEC’s determination could result in an adverse opinion.

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

We cannot predict the consequences of future geo-political events on our operations or our profitability.

New or increased economic and trade sanctions, including tariffs, may create economic and political uncertainties and could potentially impact the cost of our raw materials and subassemblies having an adverse effect on our business, operations and profitability. Although our supply chain predominantly consists of US based suppliers, any increases in their manufacturing costs may directly affect the Company’s profitability on previously negotiated Firm Fixed Price contracts.

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

Cybersecurity threats of all types, such as attacks from computer hackers, cyber criminals, nation-state actors, social engineering and other malicious internet-based activities, continue to increase. We believe that our current preventative actions and response planning provide adequate measures of protection against cybersecurity risks. While we have implemented measures to safeguard our information technology systems, the evolving nature of cybersecurity attacks and vulnerabilities means that these protections may not always be effective. In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

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

Our Director of Information Technology leads our cybersecurity program and is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. The Director of Information Technology manages a team of information technology professionals with broad experience, including in cybersecurity threat assessments and detection, mitigation technologies, incident response, insider threats and regulatory compliance. Our Director of Information Technology brings extensive experience in cybersecurity, including conducting DIBCAC (Defense Industrial Base Cybersecurity Assessment Center) audit and overseeing NIST (National Institute of Standards and Technology) internal audits. This expertise ensures our organization aligns with strict industry standards and maintains robust compliance measures.

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

Our shares of common stock are listed on the NYSE American exchange under the symbol “CVU”. On March 28, 2025, there were 157  holders of record of our shares of common stock. We believe there are substantially more beneficial holders of our common stock.

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

Sales of Unregistered Securities and Repurchase of Equity Securities

There were no sales of unregistered equity securities and no repurchases of our outstanding common stock during the year ended December 31, 2024.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information at December 31, 2024 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	—	$—	310,458
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	$—	310,458

Long-term equity incentives are an important component of compensation and are designed to align the interests of our executive officers and directors who receive long-term equity awards with the Company’s long-term performance and to increase shareholder value. The Company has awarded long-term incentive compensation pursuant to two plans:

2016 Long-Term Incentive Plan. The 2016 Long-Term Incentive Plan, as amended, authorizes the grant of 2,200,000 shares of our common stock, which may be granted in the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options, and other stock-based awards, to employees, officers, directors, and consultants of the Company. As of December 31, 2024, we have granted 1,891,906 shares under this plan and 308,094 shares remained available for grant under this plan.

Performance Equity Plan 2009. The Performance Equity Plan 2009 authorizes the grant of 500,000 stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options, and other stock-based awards. As of December 31, 2024, we have granted 497,636 shares under this plan and 2,364 shares remained available for grant.

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

Business Operations

We are engaged in the contract production of structural aircraft assemblies for fixed wing aircraft and helicopters in both the commercial and defense markets. We also have a strong and growing presence in the aerosystems sector of the market, with our production of various reconnaissance pod structures and fuel panel systems. Within the global aerostructure and aerosystem supply chain, we are either a Tier 1 supplier to aircraft OEMs or a Tier 2 subcontractor to major Tier 1 manufacturers. We also are a prime contractor to the U.S. DOD, primarily the USAF. In conjunction with our assembly operations, we provide engineering, program management, supply chain management and kitting, and MRO services.

Critical Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, revenues and expenses, and disclosure of contingencies during the reporting period. Significant estimates and assumptions include revenue recognition, and the valuation of deferred income taxes. Actual results could differ from those estimates.

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

Assessing the realizability of deferred tax assets requires the determination of whether it is more likely than not that some portion or all the deferred tax assets will not be realized. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as a cumulative loss in recent years, as a significant piece of negative evidence to overcome. For the period ended December 31, 2023, the Company achieved three years of cumulative book and taxable income, along with projections of profitability, for which management determined that there was sufficient positive evidence to conclude that it is more likely than not that a portion of the deferred tax assets will be realized. As such, $14,170,891 of the valuation allowance was released during the fourth quarter of 2023. During 2024 the Company continued to assess its ability to realize its deferred tax asset. The Company continued to be profitable in 2024 and there was no significant change to the Company’s forecast of income or its ability to realize the deferred tax asset at December 31, 2024. The increase of $404,224 is most significantly related to the state valuation allowance.

Results of Operations

The following discussion provides an analysis of our results of operations and should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Revenue

Revenue for the year ended December 31, 2024 was $81,078,864 compared to $86,466,321 for the year ended December 31, 2023, representing a decrease of $5,387,457, or 6.2%. The decrease was primarily related to various programs that neared completion in 2024 including NGC E-2D and Sikorsky HIRRS programs coupled with the timing of work performed on the Lockheed Martin F-16 program. These decreases were partly offset by NGJ Mid Band production and Sikorsky Welded Tubes.

Revenue generated from prime government contracts for the year ended December 31, 2024 was $11,677,152 compared to $11,842,145 for the year ended December 31, 2023, a slight decrease of $164,993, or 1.4%. This decrease is the result of decreased revenue recognized on the T-38 Pacer Classic program.

Revenue generated from government subcontracts for the year ended December 31, 2024 was $64,704,370 compared to $69,672,602 for the year ended December 31, 2023, a decrease of $4,968,232, or 7.1%. The decrease was primarily related to various programs that neared completion in 2024 including NGC E-2D and Sikorsky HIRRS programs coupled with the timing of work performed on the Lockheed Martin F-16 program. These decreases were partly offset by NGJ Mid Band production and Sikorsky Welded Tubes.

Revenue generated from commercial contracts for the year ended December 31, 2024 was $4,697,342 compared to $4,951,574 for the year ended December 31, 2023, a decrease of $254,232 or 5.1%. The decrease in revenue resulted from decreased revenue recognized on the timing of work performed on the Embraer Phenom 300 Inlet program.

Cost of sales

Cost of sales for the year ended December 31, 2024 was $63,840,803 compared to $69,400,693 for the year ended December 31, 2023, a decrease of $5,559,890 or 8.0%.

The components of cost of sales were as follows:

	Years ended
	December 31, 2024	December 31, 2023
Procurement	$40,100,196	$46,020,628
Labor	7,303,563	7,054,308
Factory overhead	16,154,150	16,028,140
Other cost of sales	282,894	297,617
Cost of sales	$63,840,803	$69,400,693

Procurement for the year ended December 31, 2024 was $40,100,196 compared to $46,020,628 for the year ended December 31, 2023, a decrease of $5,920,432 or 12.9%. This decrease is primarily the result of a decrease in procurement for the NGC E-2D MYP II OWP program, Sikorsky HIRRS program, USAF T-38 Pacer Classic Structural Modification Kits program, offset by an increase in our Raytheon NGJ – Mid Band Pods program and Sikorsky Welded Tubes.

Labor costs for the year ended December 31, 2024 were $7,303,563 compared to $7,054,308 for the year ended December 31, 2023, an increase of $249,255 or 3.5%. The increase is primarily the result of work performed on the Boeing A-10 program, offset by decreases on our Raytheon NGJ – Mid Band Pods program due to efficiencies.

Factory overhead costs for the year ended December 31, 2024 were $16,154,150 compared to $16,028,140 for the year ended December 31, 2023, an increase of $126,010 or 0.8%.

Other cost of sales relates to items that can increase or decrease cost of sales such as changes in inventory levels, changes in inventory valuation, changes to inventory reserves, changes in loss contract provisions and direct charges to cost of sales. For the year ended December 31, 2024, there were costs in the amount of $282,894 compared to $297,617 for the year ended December 31, 2023, a decrease of $14,723 or 4.9%.

Gross profit

Gross profit for the year ended December 31, 2024 was $17,238,061 compared to $17,065,628 for the year ended December 31, 2023, an increase of $172,433 or 1.0%. Gross profit percentage (“gross margin”) for the year ended December 31, 2024 was 21.3% compared to 19.7% for year ended December 31, 2023.

Favorable/(Unfavorable) Adjustments to Gross Profit

During the years ended December 31, 2024 and 2023, we made changes in estimates to various contracts. Such changes in estimates resulted in changes in total gross profit as net unfavorable adjustments totaling $3,750,020 and 1,450,502 for the years ended December 31, 2024 and December 31, 2023.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2024 were $10,506,439 compared to $10,758,624 for the year ended December 31, 2023, a decrease of $252,185 or 2.3%. The decrease was primarily due to a reduction of consulting and legal fee expenses.

Interest expense

Interest expense for the year ended December 31, 2024 was $2,288,834, compared to $2,455,214 for the year ended December 31, 2023, a decrease of $166,380 or 6.8%. The decrease is the result of a year-over-year decrease in the amount of our outstanding debt under the Credit Agreement coupled with a lower year-over-year interest rates charged.

Income before provision for income taxes

Income before provision for income taxes for the year ended December 31, 2024 was $4,442,788 compared to $3,851,790 for the year ended December 31, 2023, an increase of $590,998 or 15.3%. The increase was driven by the aforementioned increase in gross profit and decreases in both SG&A and interest expense described above.

Provision (benefit) for income taxes

The income tax (benefit) for the year ended December 31, 2024 was $1,143,454, which was an effective tax (benefit) rate of 25.7%, as compared to the income tax (benefit) of ($13,349,414) for the year ended December 31, 2023, which was an effective tax (benefit) rate of (346.6%). The income tax recorded in 2024 and income tax benefit realized in 2023 was primarily due to federal and state statutory rates in 2024 and the reduction of the Company’s deferred tax asset valuation allowance recorded by the Company in the fourth quarter of 2023, respectively.

Net income

Net income for the year ended December 31, 2024 was $3,299,334 compared to $17,201,204 for the year ended December 31, 2023, a decrease of $13,901,870 or 80.8%. The decrease in net income was driven by the 2023 income tax benefit.

Earnings per share

Basic earnings per share was $0.26 for the year ended December 31, 2024 calculating utilizing 12,593,213 weighted average shares outstanding as compared to $1.40 for the year ended December 31, 2023 calculated utilizing 12,311,219 weighted average shares outstanding, an decrease of $1.14 per share, or 81.4%. Diluted earnings per share was $0.26 for the year ended December 31, 2024 calculated utilizing 12,709,237 weighted average shares outstanding as compared to $1.38 for the year ended December 31, 2023 calculated utilizing 12,471,961 weighted average shares outstanding, an decrease of $1.12 per share, or 81.2%. Decrease in the basic and diluted earnings per share are due to the reduction of the Company’s deferred tax asset valuation allowance recorded by the Company in the fourth quarter of 2023 which favorably impacted 2023 by $1.12 per share.

Business Outlook

The statements in the “Business Outlook” section and other forward-looking statements of this Annual Report on Form 10-K are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times.

Liquidity and Capital Resources

General

At December 31, 2024, we had working capital of $17,122,111 compared to working capital of $15,402,381 at December 31, 2023, an increase of $1,719,730, or 11.2%. The increase is primarily the result of an increase in net contract assets and a decrease to accrued expenses offset by decreases in accounts receivable and inventory, and an increase in accounts payable.

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

At December 31, 2024, our cash balance was $5,490,963 compared to $5,094,794 at December 31, 2023, an increase of $396,169 or 7.8%. The increase was driven by $3,558,935 in cash provided by operations, partly offset by our pay down of outstanding debt during 2024 of $2,694,498 and purchase of equipment of $403,854.

BankUnited Facility

This information is set forth in Note 8 to our Consolidated Financial Statements, appearing following Item 15 of this Annual Report on Form 10-K which is hereby incorporated by reference.

Leases

This information is set forth in Note 9 to our Consolidated Financial Statements, appearing following Item 15 of this Annual Report on Form 10-K which is hereby incorporated by reference.

Liquidity

Our working capital requirements can vary significantly, depending in part on the timing of the conclusion of mature programs and new program awards and the payment terms with our customers and suppliers. There is currently no availability for borrowings under the BankUnited Facility and the Company finances its operations from internally generated cash flow. Note 8 to our consolidated financial statements included in Part II - Item 8 includes a discussion regarding the BankUnited Facility and recent amendments thereto which provide, among other things, for increases in principal payments and the interest rate on the loans provided for therein. Management has (i) negotiated and executed a further amendment to the Credit Agreement which extended the maturity date of the Credit Agreement to August 31, 2026, (ii) obtained and regularly seeks additional progress payment and advance payment customer contract funding provisions, (iii) maintained procedures to minimize investments in inventory and contract assets, (iv) remained focused on its military customer base and (v) maintained its approximately $85.0 million backlog of funded orders, 97% of which are for military programs. Based upon the aforementioned factors, it is management’s estimation that there will likely not be any individual conditions or combination of events that will occur in the coming year which would cause the Company to be unable to meet its obligations or otherwise continue as a going concern. However, there can be no assurance that such plans will accomplish their intended goals.

Contractual Obligations

The table below summarizes information about our contractual obligations as of December 31, 2024 and the effects these obligations are expected to have on our liquidity and cash flow in the future years.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Line of credit	$17,390,000	$2,750,000	$14,640,000	$—	$—
Finance Leases	26,483	26,483	—	—	—
Operating Leases	3,100,572	2,162,154	938,418	—	—
Insurance Financing Agreement	278,679	278,679	—	—	—
Total Contractual Cash Obligations	$20,795,734	$5,217,316	$15,578,418	$—	$—

Inflation

Inflation historically has not had a material effect on our operations, although the current inflationary environment in the U.S., and its impact on interest rates, supply chain, labor markets and general economic conditions, are factors that the Company actively monitors in an attempt to mitigate and manage potential negative impacts on and risks faced by the Company. The majority of the Company’s long term contracts with its customers and suppliers reflect fixed pricing. When bidding for work, the Company takes inflation risk and supply side pricing risk into account in its proposals.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk on variable-rate credit facilities for which there was $17,390,000 outstanding at December 31, 2024. Additionally, if we were to refinance our long-term debt, it may be refinanced at higher interest rates.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

See the company’s current Report on Form 8-K filed June 17, 2024.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2024.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In connection with management’s evaluation of the Company’s internal control over financial reporting described above, management identified a material weakness in its internal controls for the twelve months ended December 31, 2023 relating to the inadequate review, assessment of and reporting of the Company’s temporary differences between book and taxable income. The Company remediated the aforementioned material weakness. The Company’s remediation included (a) we replaced the Company's outside tax accounting and tax return preparer with a new firm (the “Tax Accounting Firm”); (b) we retained the Tax Accounting Firm (i) to prepare the Company’s income tax accounting and disclosures for the year ended December 31, 2024 and (ii) to review the income tax accounting and disclosures prepared by the predecessor firm for the quarter ended March 31, 2024 prior to the filing of the Form 10-Q for the quarter ended March 31, 2024; (c) we updated our financial risk assessment to reflect tax accounting as a high risk area, and (d) we adopted a tax accounting review checklist provided by our Sarbanes-Oxley consulting firm for use by CPI’s finance management in reviewing the quarterly and annual work of the Tax Accounting Firm, beginning with the tax accounting for the quarter ended June 30, 2024 and continuing through the year ended December 31, 2024.

Conclusion

As described above, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2024 management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial position, results of operations and cash flows as of and for the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP.

CPI is a non-accelerated filer for 2024. As such, CPI is not subject to the requirement to have an auditor attestation report on internal control over financial reporting in the 10-K filed in 2025 for 2024.

Changes in Internal Control Over Financial Reporting

Other than as disclosed above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Pursuant to SEC Order Dated June 20, 2024

As mandated by the SEC in its Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, dated June 20, 2024 (Release No. 34-100389) (the “SEC Order”), and as previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2024, the Company undertook, among other things, to fully remediate its material weaknesses in ICFR and have effective ICFR and disclosure controls and procedures (“DCP”) by December 31, 2024 and to publicly disclose, concurrent with the filing of this Annual Report on Form 10-K, whether, in management’s opinion, the Company has fully remediated its material weaknesses in ICFR and has effective ICFR and DCP.

In compliance with the SEC Order, management confirms that, as of December 31, 2024, in its opinion, the Company has fully remediated its material weaknesses in ICFR and that the Company’s ICFR and DCP were effective as of that date.

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2024.

Insider Trading Policy and Procedures

The Company has adopted an insider trading policy and related procedures that govern the purchase, sale, and other dispositions of Company securities by directors, officers, and employees. This policy is designed to promote compliance with insider trading laws, rules, and regulations, as well as NYSE American listing standards. The Company recognizes its obligation to comply with all applicable laws and regulations regarding its own transactions in Company securities.

The Company’s insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2024.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2024.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2024.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2024.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company, as amended, (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.1	Certificate of Amendment of the Certificate of Incorporation of Composite of Precision Industries, Inc., dated May 9, 1989 (incorporated by reference to Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.2	Certificate of Amendment of the Certificate of Incorporation of Consortium Products International, Inc., dated June 30, 1992 (incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.3	Certificate of Amendment of the Certificate of Incorporation of CPI Aerostructures, Inc., dated August 7, 1992 (incorporated by reference to Exhibit 3.1.3 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.4	Certificate of Amendment of the Certificate of Incorporation of CPI Aerostructures, Inc., dated June 3, 1997 (incorporated by reference to Exhibit 3.1.4 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.5	Certificate of Amendment of the Certificate of Incorporation of CPI Aerostructures, Inc., dated June 16, 1998 (incorporated by reference to Exhibit 3.1.5 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K/A filed on November 24, 2021).
3.2.1	Amended Article V, Section 6 of Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 22, 2021).
4.1*	Securities of the Registrant.
10.1**	Performance Equity Plan 2009 (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 30, 2009).
10.2**	2016 Long-Term Incentive Plan, as amended (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 28, 2023).
10.3.1	Agreement of Lease, dated June 30, 2011, between Heartland Boys II L.P. and CPI Aerostructures, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011).
10.3.2	Lease Amendment, dated November 11, 2020, between Heartland Boys II L.P. and CPI Aerostructures, Inc. (incorporated by reference to Exhibit 10.3.2 to the Company’s Annual Report on Form 10-K/A filed on November 24, 2021).
10.3.3	Second Lease Amendment, dated November 10, 2021, between Heartland Boys II L.P. and CPI Aerostructures, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2021).
10.4.1	Amended and Restated Credit Agreement, dated as of March 24, 2016, among CPI Aerostructures, Inc., the several lenders from time to time party thereto, and BankUnited, N.A. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2016).
10.4.2	First Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2016).

10.4.3	Second Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.4.3 to the Company’s Annual Report on Form 10-K filed on August 25, 2020).
10.4.4	Third Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2018).
10.4.5	Fourth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2018).
10.4.6	Fifth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2019).
10.4.7	Waiver and Sixth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2020).
10.4.8	Waiver and Seventh Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2021).
10.4.9	Waiver and Eighth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 28, 2021).
10.4.10	Consent, Waiver and Ninth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2022).
10.4.11	Consent, Waiver and Tenth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2022).
10.4.12	Eleventh Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 11, 2022).
10.4.13	Twelfth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2023).
10.4.14	Thirteenth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2024.
10.4.15	Fourteenth Amendment to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2024.
10.5 19*

Amended and Restated Continuing General Security Agreement among CPI Aerostructures, Inc. and BankUnited N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 28, 2016).

Insider Trading Policy

21*	Subsidiaries of the Registrant.
23.1*	Consent of Marcum LLP.
23.2*	Consent of RSM US LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 905 of the Sarbanes-Oxley Act of 2002.
97*	The Company’s Clawback Policy Relating to the Recovery of excessive Incentive-Based Compensation from Executive Officers in the Event of an Accounting Restatement.

101.INS*	XBRL Instanse Document.
101.SCH*	XBRL Taxonomy Extension Scheme Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith.
**	Management contract compensatory plan or arrangement.
***	Furnished herewith.

Item 16.	FORM 10-K SUMMARY

None

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
CPI Aerostructures, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CPI Aerostructures, Inc. and Subsidiaries (the "Company") as of December 31, 2024, the related consolidated statements of operations, shareholders' equity and cash flow for the year ended December 31 , 2024, and the related notes ( collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flow for the year ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matters did not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating this critical audit matter below, providing a separate opinion on this critical audit matter or on the accounts or disclosures to which they relate.

Revenue Recognition

Description of the Matter

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company recognizes revenue from long-term contracts with performance obligations satisfied over time by using an input method based on costs incurred as it best depicts the Company’s progress toward satisfaction of the performance obligation. Under this method, revenue arising from such contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. The estimation of these costs requires judgment by the Company given the unique product specifications and requirements for contracts related to the design, development, and manufacture of the product. During the year ended December 31, 2024, the Company recognized approximately $80.1 million of revenue over time.

Subjective judgment is required by management in determining the assumptions in estimating the estimated costs to complete on contracts for which revenue is recognized over time using a cost-to-cost model. Complex auditor judgment was required in evaluating initial cost estimates and expected costs to complete which was our principal consideration in determining the manner in which the Company recognizes revenue was a critical audit matter.

The primary procedures we performed to address this critical audit matter included the following:

•	Obtaining an understanding of management’s process in developing the cost estimates;
•	Performed substantive test of details on a sample of contracts with customers to ensure contract terms and any modifications were agreed to by the customer and ensuring overtime revenue recognition was appropriate and in alignment with relevant accounting guidance based on the contracts terms and conditions;
•	Evaluating management's ability to reasonably estimate costs by performing a comparison of the actual costs to prior period estimates, including evaluating the timely identification of circumstances that may warrant a modification to the estimated costs;
•	Tested the estimated costs to complete on in process jobs that were not completed during the year ended December 31, 2024 by comparing the estimated costs to complete at December 31, 2024 to actual costs incurred subsequent to December 31, 2024;
•	Performed inquiries with the Company's program management regarding their basis of estimates, challenges or opportunities related to the program, actual performance to date compared to plan, and any recent correspondence between the Company and the customer on changes in scope or terms;
•	Tested the existence, accuracy, and completeness of costs incurred to date on a sample of contracts; and
•	Tested the mathematical accuracy of managements calculations of revenue recognized on a sample basis.

/s/ Marcum LLP

Marcum LLP

We have served as the Company's auditor since 2024

Melville, New York
March 31, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CPI Aerostructures, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CPI Aerostructures, Inc. and subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ RSM US LLP

We served as the Company's auditor from 2021 to 2024.

New York, New York

April 5, 2024

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash	$5,490,963	$5,094,794
Accounts receivable, net	3,716,378	4,352,196
Contract assets, net	32,832,290	35,312,068
Inventory	918,288	1,436,647
Prepaid expenses and other current assets	634,534	718,026
Total Current Assets	43,592,453	46,913,731

Operating lease right-of-use assets	2,856,200	4,740,193
Property and equipment, net	767,904	794,056
Deferred tax asset, net	18,837,576	19,938,124
Goodwill	1,784,254	1,784,254
Other assets	143,615	189,774
Total Assets	$67,982,002	$74,360,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,097,685	$10,487,012
Accrued expenses	7,922,316	10,275,695
Contract liabilities	2,430,663	5,937,629
Loss reserve	22,832	337,351
Current portion of line of credit	2,750,000	2,400,000
Current portion of long-term debt	26,483	44,498
Operating lease liabilities	2,162,154	1,999,058
Income taxes payable	58,209	30,107
Total Current Liabilities	26,470,342	31,511,350

Line of credit, net of current portion	14,640,000	17,640,000
Long-term operating lease liabilities	938,418	3,100,571
Long-term debt, net of current portion	—	26,483
Total Liabilities	42,048,760	52,278,404

Commitments and Contingencies (see note 15)
Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, 12,978,741 and 12,771,434 shares, respectively, issued and outstanding	12,979	12,771
Additional paid-in capital	74,424,651	73,872,679
Accumulated deficit	(48,504,388)	(51,803,722)
Total Shareholders’ Equity	25,933,242	22,081,728
Total Liabilities and Shareholders’ Equity	$67,982,002	$74,360,132

see notes to CONSOLIDATED financial statements

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2024 and 2023

	2024	2023
Revenue	$81,078,864	$86,466,321

Cost of sales	63,840,803	69,400,693

Gross profit	17,238,061	17,065,628

Selling, general and administrative expenses	10,506,439	10,758,624
Income from operations	6,731,622	6,307,004

Interest expense	(2,288,834)	(2,455,214)
Income before benefit for income taxes	4,442,788	3,851,790

Provision (Benefit) for income taxes	1,143,454	(13,349,414)
Net income	$3,299,334	$17,201,204

Income per common share-basic	$0.26	$1.40
Income per common share-diluted	$0.26	$1.38

Shares used in computing income per common share:
Basic	12,593,213	12,311,219
Diluted	12,709,237	12,471,961

see notes to CONSOLIDATED financial statements

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2024 and 2023

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance at January 1, 2023	12,506,795	$12,507	$73,189,449	$(69,004,926)	$4,197,030

Net income	—	—	—	17,201,204	17,201,204
Issuance of common stock upon settlement of restricted stock, net	264,639	264	—	—	264
Stock-based compensation expense	—	—	770,362	—	770,362
Shares withheld for tax withholdings	—	—	(87,132)	—	(87,132)
Balance at December 31, 2023	12,771,434	12,771	73,872,679	(51,803,722)	22,081,728

Net income	—	—	—	3,299,334	3,299,334
Issuance of common stock upon settlement of restricted stock, net	207,307	208	—	—	208
Stock-based compensation expense	—	—	604,474	—	604,474
Shares withheld for tax withholdings	—	—	(52,502)	—	(52,502)
Balance at December 31, 2024	12,978,741	$12,979	$74,424,651	$(48,504,388)	$25,933,242

see notes to CONSOLIDATED financial statements

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2024 and 2023

	2024	2023
Cash flows from operating activities:
Net income	$3,299,334	$17,201,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	430,006	470,950
Amortization of debt issuance costs	46,159	103,304
Stock-based compensation expense	604,682	770,626
Deferred income taxes	1,100,548	(13,363,661)
Provision for credit losses	144,565	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	491,253	505,576
Decrease in insurance recovery receivable	—	3,600,000
Decrease (increase) in contract assets	2,479,778	(7,927,528)
Decrease in inventory	518,359	1,056,422
Decrease in prepaid expenses and other current assets	83,492	297,804
Decrease in operating right-of-use assets	1,883,993	1,786,434
(Decrease) increase in accounts payable and accrued expenses	(1,730,794)	5,107,211
Decrease in litigation settlement obligation	—	(3,600,000)
Decrease in contract liabilities	(3,506,966)	(64,097)
Decrease in lease liabilities	(1,999,057)	(1,795,417)
Decrease in loss reserve	(314,519)	(239,198)
Increase in income taxes payable	28,102	18,711
Net cash provided by operating activities	3,558,935	3,928,341
Cash flows from investing activities:
Purchase of property and equipment	(403,854)	(140,450)
Net cash used in investing activities	(403,854)	(140,450)
Cash flows from financing activities:
Principal payments on line of credit	(2,650,000)	(960,000)
Principal payments on long-term debt	(44,498)	(1,719,766)
Proceeds from insurance financing obligation	326,125	330,482
Repayments of insurance financing obligation	(338,037)	(49,572)
Taxes paid related to net share settlement of equity awards	(52,502)	(87,132)
Debt issuance costs	—	(54,334)
Net cash used in financing activities	(2,758,912)	(2,540,322)
Net increase in cash	396,169	1,247,569
Cash at beginning of year	5,094,794	3,847,225
Cash at end of year	$5,490,963	$5,094,794
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,356,447	$2,454,065
Cash paid for income taxes	$5,484	$4,364

See notes to CONSOLIDATED financial statements

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The contracts directly with the U.S. government or subcontracted through its prime contractors, typically are subject to the Federal Acquisition Regulation (“FAR”), which provides guidance on the types of costs that are allowable in establishing prices for goods and services provided under U.S. government contracts. The pricing for commercial contractors are based on the specific negotiations with each customer and any taxes imposed by governmental authorities are excluded from revenue. The transaction price is primarily comprised of fixed consideration as the customer typically pays a fixed fee for each product sold. The Company does not adjust the amount of revenue to be recognized under a customer contract for the effects of the time value of money when the timing difference between receipt of payment and transferring the good or service is less than one year.

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

Government Contracts

The Company’s government contracts and subcontracts are subject to the procurement rules and regulations of the U.S. government. Many of the contract terms are dictated by these rules and regulations. Specifically, cost-based pricing is determined under the FAR, which provides guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. government contracts. For example, costs such as those related to charitable contributions, advertising, interest expense, and public relations are unallowable, and therefore not recoverable through sales. During and after the fulfillment of a government contract, the Company may be audited in respect to the direct and allocated indirect costs attributable thereto. These audits may result in adjustments to the Company’s contract cost, and/or revenue.

When contractual terms allow, the Company invoices its customers on a progress basis.

Cash

The Company maintains its cash in multiple financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to the limit of $250,000. From time to time, the Company’s balances may exceed these limits. As of December 31, 2024 and 2023, the Company had $5,270,629 and $4,943,628, respectively, of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly credit worthy.

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROU assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The determination of the length of lease terms is affected by options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The existence of significant economic incentive is the primary consideration when assessing whether the Company is reasonably certain of exercising an option in a lease. ROU assets and liabilities are recognized at commencement date and measured as the present value of lease payments to be made over the lease term. As the interest rate implicit in the lease is not readily available for most of the Company’s leases, the Company uses its estimated incremental borrowing rate in determining the present value of lease payments. The estimated incremental borrowing rate is derived from information available at the lease commencement date. The lease ROU asset recognized at commencement is adjusted for any lease payments related to initial direct costs, prepayments, and lease incentives. Operating lease expense is recognized on a straight-line basis over the expected lease term and recognized in cost of sales and selling, general and administrative expenses.

At December 31, 2024, the Company has right of use assets and lease liabilities of $2,856,200 and $3,100,572, respectively. At December 31, 2023, the Company had right of use assets and lease liabilities of $4,740,193 and $5,099,629, respectively.

Finance leases are treated as the purchase of an asset on a financing basis. Assets under finance leases, which primarily represent machinery and equipment, computer equipment, and leasehold improvements, are included in property and equipment, net, with the related liabilities included in current portion of long-term debt and long-term debt on the consolidated balance sheets.

Goodwill

Goodwill represents the excess of purchase price of an acquisition over the fair value of net assets acquired. Goodwill is not amortized but instead is assessed for impairment annually as of December 31st and when events and circumstances warrant an evaluation. The Company has determined that it has a single operating and reporting unit, and assesses during its evaluation whether it believes it is more likely than not that the fair value of this reporting unit is greater than or less than its carrying amount by comparing the fair value of this reporting unit with its carrying value. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss. The Company performed its annual impairment assessment of goodwill as of December 31, 2024 and concluded that goodwill was not impaired. The Company assessed goodwill using qualitative factors to determine whether it was more likely than not that the fair value is less than its carrying value (step 0) and determined that no further testing was required.

Long-Lived Assets

The Company reviews its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable by comparing the estimated undiscounted cash flow expected to result from the use of the asset and the estimated amounts expected to be realized upon the asset’s eventual disposition with the carrying value of the asset. If the carrying amount of the asset exceeds the aforementioned estimated expected undiscounted cash flows and estimated expected disposition proceeds, the Company measures the amount of the impairment to record by comparing the carrying amount of the asset with its estimated fair value. As of December 31, 2024 and 2023, the Company determined that long-lived assets were not impaired.

Fair Value

The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant unobservable inputs.

At December 31, 2024 and 2023, the fair values of the Company’s current assets and current liabilities approximated their carrying values because of the short-term nature of these instruments.

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

Basic and diluted income per common share is computed using the weighted average number of common shares outstanding. Diluted income per common share is adjusted for the incremental shares attributed to unvested RSUs. There were 116,024 and 160,742 incremental shares used in the calculation of diluted income per common share for the years ended December 31, 2024 and 2023, respectively.

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

Prior Period Reclassification

Certain amounts in prior periods have been reclassified to conform with current period presentation.

Recently Issued Accounting Standards – Adopted

In 2024, the Company adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 202-07 during the year ended December 31, 2024. See Note 17. Segment Reporting in the accompanying notes to the consolidated financial statements for further detail.

Recently Issued Accounting Standards – Not Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. ASU 2024-03 should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures, but expects additional disclosures upon adoption.

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	REVENUE

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by contract type and revenue recognition method:

	Year Ended
	December 31, 2024	December 31, 2023
Government subcontracts	$64,704,370	$69,672,602
Prime government contracts	11,677,152	11,842,145
Commercial contracts	4,697,342	4,951,574
Total	$81,078,864	$86,466,321

	Year Ended
	December 31, 2024	December 31, 2023
Revenue recognized using over time revenue recognition model	$80,123,031	$82,713,436
Revenue recognized using point in time revenue recognition model	955,833	3,752,885
Total	$81,078,864	$86,466,321

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

Net EAC adjustments had the following impact on our gross profit during the years ended December 31, 2024 and 2023:

	Years Ended
	December 31, 2024	December 31, 2023
Net adjustments	$(3,750,020)	$(1,450,502)

Net unfavorable adjustments during the year ended December 31, 2024 compared to the year ended December 31, 2023 were a result of increased material costs on various programs.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2024, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $85.0 million. This represents the amount of revenue the Company expects to recognize in the future on contracts with unsatisfied or partially satisfied performance obligations as of December 31, 2024.

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

	December 31, 2024	December 31, 2023	December 31, 2022
Contract assets	$32,832,290	$35,312,068	27,384,540

Contract liabilities	2,430,663	5,937,629	6,001,726

Contract assets at December 31, 2024 decreased $2,479,778 from December 31, 2023 due to the timing of billings as compared to the recognition of revenue during 2024 upon the satisfaction or partial satisfaction of performance obligations.

Contract liabilities decreased $3,506,966 during 2024, primarily due to revenue recognized on these performance obligations in excess of payments received.

Revenue recognized for the year ended December 31, 2024, that was included in the contract liabilities balances as of January 1, 2024 was $5,635,629. Revenue recognized for the year ended December 31, 2023, that was included in the contract liabilities balances as of January 1, 2023 was $3,816,336.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables as follows:

	December 31, 2024	December 31, 2023	December 31, 2022

Billed receivables	$3,931,527	$4,444,504	$5,139,757
Less: allowance for expected credit losses	(215,149)	(92,308)	(281,985)
Total accounts receivable, net	$3,716,378	$4,352,196	$4,857,772

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	INVENTORY

The components of inventory consist of the following:

	December 31,
	2024	2023
Raw materials	$414,806	$648,264
Work in progress	60,719	75,795
Finished goods	442,763	712,588
Inventory	$918,288	$1,436,647

6.	PROPERTY AND EQUIPMENT

The components of property and equipment consist of the following:

	December 31,		Estimated
	2024	2023	Useful Life (years)
Machinery and equipment	$4,247,671	$4,004,779	5 to 7
Computer equipment	4,393,060	4,242,437	5 to 10
Furniture and fixtures	709,350	709,350	7
Automobiles and trucks	13,162	13,162	5
Leasehold improvements	2,702,891	2,692,552	Lesser of lease term or 10 years
Total gross property and equipment	12,066,134	11,662,280
Less accumulated depreciation and amortization	(11,298,230)	(10,868,224)
Total property and equipment, net	$767,904	$794,056

Depreciation expense for the years ended December 31, 2024 and 2023 was $430,006 and $470,950, respectively.

7.	GOODWILL

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

As of December 31, 2024 and 2023, the Company had $17,390,000 and $20,040,000, respectively, outstanding under the BankUnited Revolving Loan Facility. $2,750,000 of the revolving line of credit matures and is payable by December 31, 2025 and the remaining balance of $14,640,000 of the revolving line of credit matures and is payable by August 31, 2026.

The BankUnited Facility is secured by all of the Company’s assets and both the Revolving Loan and Term Loan bear interest at the Prime Rate + 2.0% per the 14th Amendment effective on November 13, 2024. Prior to the amendment, interest was equal to the prime rate + 3.5%. The Prime Rate was 7.50% as of December 31, 2024 and as such, the Company’s interest rate on the Revolving Loan and Term Loan was 9.50% as of December 31, 2024.

The BankUnited Facility is secured by all of the Company’s assets.

The Company has cumulatively paid approximately $962,000 of total debt issuance costs in connection with the BankUnited Facility of which approximately $36,000 and $82,000 is unamortized and included in other assets at December 31, 2024 and 2023, respectively.

The maturities of the long-term debt (excluding unamortized debt issuance costs) as of December 31, 2024, are 26,483 maturing during 2025.

Included in the long-term debt are financing leases and notes payable totaling $26,483 and $70,981 at December 31, 2024 and 2023, respectively, including a current portion of $26,483 and $44,498, respectively.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the years ended December 31, 2024 and 2023, the Company’s operating lease expense was $2,137,830 and $2,142,338, respectively.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2024 were as follows:

Year ending December 31,
2025	$2,283,354
2026	850,276
2027	111,065
2028	9,228
2029	—
Total undiscounted operating lease payments	3,253,923
Less imputed interest	(153,351)
Present value of operating lease payments	$3,100,572

The following table sets forth the ROU assets and operating lease liabilities as of December 31, 2024 and 2023:

	2024	2023
Assets
ROU assets, net	$2,856,200	$4,740,193

Liabilities
Current operating lease liabilities	$2,162,154	$1,999,058
Long-term operating lease liabilities	938,418	3,100,571
Total lease liabilities	$3,100,572	$5,099,629

The Company’s weighted average remaining lease term for its operating leases is 1.5 years as of December 31, 2024. The Company’s weighted average discount rate for its operating leases is 5.56% as of December 31, 2024. Cash paid for the year ended December 31, 2024 and 2023 was $2,228,784 and $2,151,050, respectively.

10.	INCOME TAXES

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

The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. The Company generally is no longer subject to U.S. or state examinations by tax authorities for taxable years prior to 2020. However, net operating losses utilized from prior years in subsequent years’ tax returns are subject to examination until three years after the filing of subsequent years’ tax returns. The statute of limitations expiration in foreign jurisdictions for corporate tax returns generally ranges between two and five years depending on the jurisdiction.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision (benefit) for income taxes consists of the following:

Year ended December 31,	2024	2023
Current:
State	$42,906	$14,248
Deferred:
Federal	624,509	(12,608,425)
State	476,039	(755,237)
Total	$1,143,454	$(13,349,414)

The difference between the income tax provision (benefit) computed at the federal statutory rate and the actual tax benefit is accounted for as follows:

December 31,	2024	2023
Taxes computed at the federal statutory rate	$932,985	$808,876
State income tax, net	409,967	(585,381)
Research and development tax credit	(145,954)	(133,089)
Change in valuation allowance	(20,846)	(13,531,626)
Other	(43,413)	88,308
Permanent differences	10,715	3,498
Provision (Benefit) for income taxes	$1,143,454	$(13,349,414)

The components of deferred income tax assets and liabilities are as follows at December 31:

Deferred Tax Assets:	2024	2023
Allowance for credit losses	$45,969	$20,632
Capitalized R&D	1,705,529	1,420,263
Credit carryforwards	2,424,596	2,278,642
Inventory reserve	341,031	350,073
Accrued payroll	133,052	151,986
Loss contracts reserve	4,878	75,402
Restricted stock	55,082	94,809
Acquisition costs	63,781	74,136
Lease liability	461,967	1,139,836
Disallowed interest expense	709,604	1,067,063
Net operating loss carryforward	14,643,979	16,356,545
Other	32,642	45,057
Deferred tax assets	20,622,110	23,074,444

Valuation allowance	(973,367)	(569,143)

Deferred Tax Liabilities:
Prepaid expenses	66,695	143,126
Revenue recognition	—	1,224,106
Property and equipment	134,214	140,449
ROU asset	610,258	1,059,496
Deferred tax liabilities	$811,167	$2,567,177
Net deferred tax assets	$18,837,576	$19,938,124

As of December 31, 2024, the Company had approximately $66.0 million of gross net operating loss carryforwards (“NOLs”) for federal tax purposes and approximately $18.0 million of post apportionment NOLs for state tax purposes. The Federal NOLs begin to expire in 2034. Losses generated in 2018 and forward of $14.4 million have an indefinite life and can offset up to 80% of taxable income in the future. Federal NOLs generated prior to 2018 can offset 100% of future taxable income. The state NOLs begin to expire in 2034.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company will recognize a tax liability in the consolidated financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50%) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes. For income tax purposes, the Company has historically calculated taxable income from its long-term contracts with customers using methodology governed under Internal Revenue Code (“IRC”) Section 460 (“Section 460”) utilizing the simplified method of cost allocation. The financial statements have been prepared to reflect a change in tax reporting methods to another method that is acceptable under Section 460, the percentage of completion method which approximates the revenue included for U.S. GAAP reporting. This type of change from one acceptable method to another is not automatic and subject to an approval process with the IRS. The result of this change had no impact on the financial position or earnings reported by the Company, and only had disclosure impact in regard to the components of deferred tax assets and liabilities.

Assessing the realizability of deferred tax assets requires the determination of whether it is more likely than not that some portion or all the deferred tax assets will not be realized. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as a cumulative loss in recent years, as a significant piece of negative evidence to overcome. For the period ended December 31, 2023, the Company achieved three years of cumulative book and taxable income, along with projections of profitability, for which management determined that there was sufficient positive evidence to conclude that it is more likely than not that a portion of the deferred tax assets will be realized. As such, $14,170,891 of the valuation allowance was released during the fourth quarter of 2023. During 2024 the Company continued to assess its ability to realize its deferred tax asset. The Company continued to be profitable in 2024 and there was no significant change to the Company’s forecast of income or its ability to realize the deferred tax asset at December 31, 2024. The increase of $404,224 is most significantly related to the state valuation allowance.

The income tax for the year ended December 31, 2024 was $1,143,454, which was an effective tax rate of 25.7%. The tax rate was primarily due to federal and state statutory rates in 2024. Management makes these estimates quarterly in order to determine the appropriate level of valuation allowance to include in the Company’s financial statements at the balance sheet date.

11.	ACCRUED EXPENSES

Accrued expenses consists of the following:

	December 31, 2024	December 31, 2023

Accrued purchases	$4,683,246	$7,132,847
Accrued payroll	1,323,018	1,143,913
Accrued insurance	803,185	855,190
Accrued interest	487,428	601,200
Accrued professional fees and other accrued expenses	625,439	542,545
Total	$7,922,316	$10,275,695

12.	STOCK-BASED COMPENSATION

In 2009, the Company adopted the Performance Equity Plan 2009 (the “2009 Plan”). The 2009 Plan reserved 500,000 common shares for issuance. The 2009 Plan provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company. The Company has 2,364 shares available for grant under the 2009 Plan as of December 31, 2024.

In 2016, the Company adopted the 2016 Long Term Incentive Plan (the “2016 Plan”). The 2016 Plan reserved 600,000 common shares for issuance, provided that, no more than 200,000 common shares be granted as incentive stock options. Awards may be made or granted to employees, officers, directors and consultants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Any shares of common stock granted in connection with awards other than stock options and stock appreciation rights are counted against the number of shares reserved for issuance under the 2016 Plan as one and one-half shares of common stock for every one share of common stock granted in connection with such award. Any shares of common stock granted in connection with stock options and stock appreciation rights are counted against the number of shares reserved for issuance under the 2016 Plan as one share for every one share of common stock issuable upon the exercise of such stock option or stock appreciation right awarded. In the fourth quarter of 2020, the Company added 800,000 shares to the 2016 Plan, which increased the number of shares reserved for issuance under the 2016 Plan to 1,400,000 shares. In the second quarter of 2023, the Company added an additional 800,000 shares to the 2016 Plan, which increased the number of shares for reserved for issuance under the 2016 Plan to 2,200,000 shares. The Company has 308,094 shares available for grant under the 2016 Plan as of December 31, 2024.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense for restricted stock in the consolidated statements of operations is summarized as follows:

	2024	2023
Cost of sales	$3,675	$65,470

Selling, general and administrative	601,007	705,156
Total stock-based compensation expense	$604,682	$770,626

The Company grants restricted stock units (“RSUs”) to its board of directors as partial compensation. These RSUs vest quarterly on a straight-line basis over a one-year period.

The following table summarizes activity related to outstanding RSUs for the year ended December 31, 2024:

	RSUs	Weighted Average Grant Date Fair Value of RSUs
Non-vested – January 1, 2024	—	$—
Granted	181,323	$2.45
Vested	(181,323)	$2.45
Forfeited	—	$—
Non-vested – December 31, 2024	—	$—

The Company grants shares of common stock (“Restricted Stock Awards”) to select employees. These shares have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant. In the event that the employee’s employment is voluntarily terminated prior to certain vesting dates, portions of the shares may be forfeited. At December 31, 2024, the weighted average remaining amortization period was 1.3 years.

The following table summarizes activity related to outstanding Restricted Stock Awards for the year ended December 31, 2024:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value of Restricted Stock Awards
Non-vested – January 1, 2024	167,071	$3.25
Granted	114,104	$2.38
Vested	(44,819)	$3.04
Forfeited	(83,481)	$2.88
Non-vested – December 31, 2024	152,875	$2.86

The Company grants shares of common stock (“Performance Restricted Stock Awards” or “PRSAs”) to select officers as part of our long-term incentive program that will result in that number of PRSAs being paid out if the target performance metric is achieved. The award vesting is based on specific performance metrics related to accounts payable delinquency, debt, and net income during the performance period. The PRSAs vest at 0% or 100% and all three metrics must be met to vest at 100%. The PRSAs granted under this program will vest on the fourth anniversary of the grant date, subject to the aforementioned performance criteria. At December 31, 2024, the weighted average remaining amortization period was 2.4 years.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity related to outstanding PRSAs for the year ended December 31, 2024:

	PRSAs	Weighted Average Grant Date Fair Value of PRSAs
Non-vested – January 1, 2024	48,050	$3.27
Granted	64,611	$2.91
Vested	—	$—
Forfeited	(68,585)	$3.12
Non-vested – December 31, 2024	44,076	$2.98

The fair value of all RSUs, PRSAs and Restricted Stock Awards is based on the closing price of our common stock on the grant date. All RSUs, PRSAs, and Restricted Stock Awards vest and settle in common stock (on a one-for-one basis).

As of December 31, 2024, unamortized stock-based compensation costs related to restricted share arrangements was $209,869.

In addition, our income tax liabilities for 2024 and 2023 were reduced by $138,296 and $174,617, respectively, due to recognized tax benefits on stock-based compensation arrangements.

13.	EMPLOYEE BENEFIT PLAN

On September 11, 1996, the Company’s board of directors instituted a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Code”). On October 1, 1998, the Company amended and standardized its plan as required by the Code. Pursuant to the amended plan, qualified employees may contribute a percentage of their pretax eligible compensation to the Plan and the Company will match a percentage of each employee’s contribution. Additionally, the Company has a profit-sharing plan covering all eligible employees. Contributions by the Company are at the discretion of management. The amount of contributions recorded by the Company during the years ended December 31, 2024 and 2023 amounted to $305,934 and $300,600, respectively.

14.	MAJOR CUSTOMERS

For the year ended December 31, 2024, 36%, 24%, and 14% of our revenue was generated from our three largest customers. For the year ended December 31, 2023, 30%, 26%, 13% and 12% of our revenue was generated from our four largest customers.

At December 31, 2024, 21%, 18%, 16%, 12%, 12% and 12% of accounts receivable were due from our six largest customers. At December 31, 2023, 30%, 17%, 12%, and 11% of accounts receivable were due from our four largest customers.

At December 31, 2024, 31%, 27%, and 20% of our contract assets were related to our three largest customers. At December 31, 2023, 26%, 23%, 18%, and 15% of our contract assets were related to our four largest customers.

At December 31, 2024, 13%, 12%, 11% and 11% of our AP was from our top 4 largest vendors. At December 31, 2023, no vendors accounted for more than 10% of accounts payable.

15.	COMMITMENTS AND CONTINGENCIES

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

The Company reached a settlement with the SEC on June 20, 2024 related to the Company's previously announced and filed restatements of certain of its financial statements for fiscal periods between January 1, 2018 and December 31, 2022. Under the terms of this settlement, if the Company fails to comply with various undertakings, a civil monetary penalty in the amount of $400,000 will be due to the SEC by June 30, 2025 (the “Undertakings”). The Undertakings are as follows: (a) the Company shall fully remediate its outstanding material weaknesses in Internal Controls over Financial Reporting (“ICFR”) and have effective ICFR and disclosure controls and procedures (“DCP”) by December 31, 2024; (b) the Company shall publicly disclose, concurrent with the filing of the 2024 Form 10-K, whether in management's opinion, the Company has fully remediated its material weaknesses in ICFR and has effective ICFR and DCP; and (c) the Company shall certify, in writing, compliance with the undertaking(s) set forth above. The certification shall be made by the Company's CEO and identify the undertaking(s), provide written evidence of compliance in the form of a narrative, and be supported by exhibits sufficient to demonstrate compliance. The certification and supporting material shall be submitted to the SEC no later than sixty (60) days from the date of the completion of the undertakings.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

17.	Segment reporting

We manage our business activities on a consolidated basis and operate as a single operating segment. We primarily derive our revenue in the United States by supplying aircraft parts, complex aerostructure assemblies, aerosystems, MRO and kitting contracts for fixed wing aircraft and helicopters in both the commercial and defense markets. The accounting policies are the same as those described in Note 1 – Principal Business Activity and Summary of Significant Accounting Policies.

Our CODM is our Chief Executive Officer, Dorith Hakim. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions including the allocation of resources and assessing financial performance.

As the Company has only one operating segment and is managed on a consolidated basis, the measure of profit or loss is consolidated net income or loss, which include all significant expenses and assets as presented in the consolidated financial statements which is consistent with the information provided to the CODM. Refer to the Consolidated Balance Sheet and the Consolidated Statements of Operations for the financial information with respect to the Company’s single operating segment for the years ended December 31, 2024 and 2023.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2025	CPI AEROSTRUCTURES, INC.
(Registrant)

	By:	/s/ Philip Passarello
Philip Passarello Chief Financial Officer (Principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Carey Bond	Chairman of the Board of Directors	March 31, 2025
Carey Bond

/s/ Richard Caswell	Director	March 31, 2025
Richard Caswell

/s/ Michael Faber	Director	March 31, 2025
Michael Faber

/s/ Dorith Hakim	Chief Executive Officer and President	March 31, 2025
Dorith Hakim	(Principal Executive Officer)

/s/ Pamela Levesque	Director	March 31, 2025
Pamela Levesque

/s/ Philip Passarello	Chief Financial Officer	March 31, 2025
Philip Passarello	(Principal Financial and Accounting Officer)

/s/ Rick Rosenjack	Director	March 31, 2025
Rick Rosenjack

/s/ Terry Stinson	Vice Chairman of the Board of Directors	March 31, 2025
Terry Stinson