Form 10-Q
period 2025-03-31
CPI AEROSTRUCTURES INC
filed 2025-05-15
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025, the registrant had 13,000,072 shares of common stock, $.001 par value, outstanding

Part I - Financial Information

Item 1 - Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024
ASSETS
Current Assets:
Cash	$1,868,580	$5,490,963
Accounts receivable, net	5,565,694	3,716,378
Contract assets, net	32,080,347	32,832,290
Inventory	897,523	918,288
Prepaid expenses and other current assets	705,679	634,534
Total Current Assets	41,117,823	43,592,453

Operating lease right-of-use assets	2,370,664	2,856,200
Property and equipment, net	728,540	767,904
Deferred tax asset, net	19,221,166	18,837,576
Goodwill	1,784,254	1,784,254
Other assets	138,284	143,615
Total Assets	$65,360,731	$67,982,002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,497,164	$11,097,685
Accrued expenses	4,547,206	7,922,316
Contract liabilities	1,955,260	2,430,663
Loss reserve	98,534	22,832
Current portion of line of credit	2,750,000	2,750,000
Current portion of long-term debt	18,736	26,483
Operating lease liabilities, current	2,206,562	2,162,154
Income taxes payable	93,156	58,209
Total Current Liabilities	26,166,618	26,470,342

Line of credit, net of current portion	13,890,000	14,640,000
Long-term operating lease liabilities	374,566	938,418
Total Liabilities	40,431,184	42,048,760

Commitments and Contingencies (see note 11)		—

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, 13,009,294 and 12,978,741 shares, respectively, issued and outstanding	13,009	12,979
Additional paid-in capital	74,744,850	74,424,651
Accumulated deficit	(49,828,312)	(48,504,388)
Total Shareholders’ Equity	24,929,547	25,933,242
Total Liabilities and Shareholders’ Equity	$65,360,731	$67,982,002

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2025	2024
Revenue	$15,400,608	$19,081,143
Cost of sales	13,751,133	15,527,394
Gross profit	1,649,475	3,553,749

Selling, general and administrative expenses	2,835,777	2,713,904
(Loss) income from operations	(1,186,302)	839,845

Other income (expense)	1,500	—
Interest expense	(488,091)	(632,135)
(Loss) income before provision for income taxes	(1,672,893)	207,710

(Benefit) Provision for income taxes	(348,969)	39,472
Net (loss) income	$(1,323,924)	$168,238

(Loss) Income per common share, basic	$(0.10)	$0.01

(Loss) Income per common share, diluted	$(0.10)	$0.01

Shares used in computing (loss) income per common share:
Basic	12,720,148	12,486,889
Diluted	12,720,148	12,680,584

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at January 1, 2025	12,978,741	$12,979	$74,424,651	$(48,504,388)	$25,933,242
Net (loss)	—	—	—	(1,323,924)	(1,323,924)
Issuance of common stock upon settlement of restricted stock, net	30,553	30	—	—	30
Stock-based compensation expense	—	—	320,199	—	320,199
Balance at March 31, 2025	13,009,294	$13,009	$74,744,850	$(49,828,312)	$24,929,547

Balance at January 1, 2024	12,771,434	$12,771	$73,872,679	$(51,803,722)	$22,081,728
Net income	—	—	—	168,238	168,238
Issuance of common stock upon settlement of restricted stock, net	13,334	13	—	—	13
Stock-based compensation expense	—	—	281,510	—	281,510
Balance at March 31, 2024	12,784,768	$12,784	$74,154,189	$(51,635,484)	$22,531,489

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(1,323,924)	$168,238
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation and amortization	98,767	99,567
Amortization of debt issuance cost	5,331	15,244
Stock-based compensation	320,229	281,523
Deferred income taxes	(383,590)	31,221
Provision for credit losses	(86,814)	148,084
Amortization of operating lease right-of-use assets	485,536	462,469
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,762,502)	(778,025)
Decrease in contract assets	751,943	1,295,119
Decrease in inventory	20,765	155,428
(Increase) decrease in prepaid expenses and other assets	(71,145)	145,568
Increase (decrease) in accounts payable and accrued expenses	107,988	(867,723)
Decrease in contract liabilities	(475,403)	(1,440,404)
Decrease in operating lease liabilities	(519,444)	(480,954)
Increase (decrease) in loss reserve	75,702	(204,145)
Increase in income taxes payable	34,947	8,251
Net cash used in operating activities	(2,721,614)	(960,539)

Cash flows from investing activities:
Purchase of property and equipment	(59,403)	(46,775)
Net cash used in investing activities	(59,403)	(46,775)

Cash flows from financing activities:
Principal payments on line of credit	(750,000)	(960,000)
Principal payments on long-term debt	(7,747)	(22,235)
Repayments of insurance financing obligation	(83,619)	(87,177)
Net cash used in financing activities	(841,366)	(1,069,412)

Net decrease in cash	(3,622,383)	(2,076,726)
Cash at beginning of period	5,490,963	5,094,794
Cash at end of period	$1,868,580	$3,018,068

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$488,372	$622,371

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The Company consists of CPI Aerostructures, Inc. (“CPI Aero”), Welding Metallurgy, Inc. (“WMI”), a wholly owned subsidiary of CPI Aero, and Compac Development Corporation, a wholly owned subsidiary of WMI (collectively, the “Company”, “we”, “us”, or “our”).

The condensed consolidated interim financial statements of the Company as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated balance sheet at December 31, 2024 has been derived from audited consolidated financial statements, but does not include all of the information and notes required by U.S. GAAP. The Company believes that the disclosures are adequate to make the information presented not misleading.

All adjustments that, in the opinion of the management, are necessary for a fair presentation for the periods presented have been reflected. Such adjustments are of a normal, recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”). The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

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

The Company maintains its cash in multiple financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed insurance limits. As of March 31, 2025, the Company had $1,722,274 of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

Recently Issued Accounting Standards – Adopted

In 2025, the Company adopted ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. The updated accounting guidance requires expanded income tax disclosures, including the disaggregation of existing disclosures related to the effective tax rate reconciliation and income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024. An entity may apply the amendments in this ASU prospectively, but an election to treat this retrospectively is permitted. The Company has adopted this ASU, which is expected to impact the annual disclosure in its 10-K.

Recently Issued Accounting Standards – Not Adopted

In January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date,” which clarifies that all public business entities should initially adopt the disclosure requirements in the final annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The new guidance is effective for fiscal years beginning after December 15, 2026, which is our annual period beginning January 1, 2027, and interim reporting periods beginning after December 15, 2027, which will be our interim period beginning January 1, 2028. Early adoption of ASU 2024-03 (described below) is permitted. We are evaluating the impact of this standard in conjunction with ASU 2024-03 below.

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

2.	REVENUE

Disaggregation of Revenue

The following tables present the Company’s revenue disaggregated by contract type and revenue recognition method:

	Three months ended March 31,
	2025	2024
Government subcontracts	$11,326,608	$15,001,768
Prime government contracts	2,793,612	2,781,881
Commercial contracts	1,280,388	1,297,494
	$15,400,608	$19,081,143

	Three months ended March 31,
	2025	2024
Revenue recognized using over time revenue recognition model	$15,257,792	$18,870,366

Revenue recognized using point in time revenue recognition model	142,816	210,777
	$15,400,608	$19,081,143

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

Net EAC adjustments had the following impact on our gross profit during the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31, 2025	March 31, 2024
Net adjustments	$(3,129,230)	$(1,172,861)

The net adjustment of $3.1 million for the three months ended March 31, 2025 is driven primarily by a decrease of $2.1 million on the A-10 program as a result of increased labor and material costs.

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2025, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $82.2 million. This represents the amount of revenue the Company expects to recognize in the future on contracts with unsatisfied or partially satisfied performance obligations as of March 31, 2025.

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

	March 31, 2025	December 31, 2024	December 31, 2023
Contract assets	$32,080,347	$32,832,290	$35,312,068
Contract liabilities	1,955,260	2,430,663	5,937,629

Revenue recognized for the three months ended March 31, 2025 and 2024 that was included in the contract liabilities balance as of January 1, 2025 and 2024, respectively, was approximately $0.7 million and $2.0 million, respectively.

4.	INVENTORY

The components of inventory consisted of the following:

	March 31, 2025	December 31, 2024
Raw materials	$396,905	$414,806
Work in progress	20,336	60,719
Finished goods	480,282	442,763
Inventory	$897,523	$918,288

5.	STOCK-BASED COMPENSATION

In 2009, the Company adopted the Performance Equity Plan 2009 (the “2009 Plan”). The 2009 Plan reserved 500,000 common shares for issuance. The 2009 Plan provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company. The Company has 2,364 shares available for grant under the 2009 Plan as of March 31, 2025.

In 2016, the Company adopted the 2016 Long Term Incentive Plan (the “2016 Plan”). The 2016 Plan reserved 600,000 common shares for issuance, provided that no more than 200,000 common shares be granted as incentive stock options. Awards may be made or granted to employees, officers, directors and consultants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Any shares of common stock granted in connection with awards other than stock options and stock appreciation rights are counted against the number of shares reserved for issuance under the 2016 Plan as one and one-half shares of common stock for every one share of common stock granted in connection with such award. Any shares of common stock granted in connection with stock options and stock appreciation rights are counted against the number of shares reserved for issuance under the 2016 Plan as one share for every one share of common stock issuable upon the exercise of such stock option or stock appreciation right awarded. In the fourth quarter of 2020, the Company added 800,000 shares to the 2016 Plan, which increased the number of shares reserved for issuance under the 2016 Plan to 1,400,000 shares. In the second quarter of 2023, the Company added an additional 800,000 shares to the 2016 Plan, which increased the number of shares for reserved for issuance under the 2016 Plan to 2,200,000 shares. The Company has 262,265 shares available for grant under the 2016 Plan as of March 31, 2025.

Stock-based compensation expense for restricted stock in the consolidated statements of operations is summarized as follows:

	Three months ended March 31,
	2025	2024
Cost of sales	$—	$(10,755)
Selling, general and administrative	320,229	292,277
Total stock-based compensation expense	$320,229	$281,522

The Company grants restricted stock units (“RSUs”) to its board of directors as partial compensation. These RSUs vest quarterly on a straight-line basis over a one-year period and will fully vest on October 1, 2025.

The following table summarizes activity related to outstanding RSUs for the three months ended March 31, 2025:

	RSUs	Weighted Average Grant Date Fair Value of RSUs
Non-vested – January 1, 2025	—	$—
Granted	122,224	$4.29
Vested	(30,553)	$4.29
Forfeited	—	$—
Non-vested – March 31, 2025	91,671	$4.29

The Company grants shares of common stock (“Restricted Stock Awards” or “RSAs”) to select employees. These shares have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant. In the event that the employee’s employment is voluntarily terminated prior to certain vesting dates, portions of the shares may be forfeited. At March 31, 2025, the weighted average remaining amortization period was 1.2 years.

The following table summarizes activity related to outstanding Restricted Stock Awards for the three months ended March 31, 2025:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value of Restricted Stock Awards
Non-vested – January 1, 2025	152,875	$	$ 2.86
Granted	—		$—
Vested	—		$—
Forfeited	—		$—
Non-vested – March 31, 2025	152,875		$2.86

The Company grants shares of common stock (“Performance Restricted Stock Awards” or “PRSAs”) to select officers as part of our long-term incentive program that will result in that number of PRSAs being paid out if the target performance metric is achieved. The award vesting is based on specific performance metrics related to accounts payable delinquency, debt, and net income during the performance period. The PRSAs vest at 0% or 100% and all three metrics must be met to vest at 100%. The PRSAs granted under this program will vest on the fourth anniversary of the grant date, subject to the aforementioned performance criteria. At March 31, 2025, the weighted average remaining amortization period was 2.1 years.

The following table summarizes activity related to outstanding PRSAs for the nine months ended March 31, 2025:

	PRSAs	Weighted Average Grant Date Fair Value of PRSAs
Non-vested – January 1, 2025	44,076	$2.98
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Non-vested – March 31, 2025	44,076	$2.98

The fair value of all RSUs, PRSAs and RSAs is based on the closing price of our common stock on the grant date. All RSUs, PRSAs, and Restricted Stock Awards vest and settle in common stock (on a one-for-one basis).

As of March 31, 2025, unamortized stock-based compensation costs related to restricted share arrangements was $413,980.

6.	NET INCOME (LOSS) PER SHARE

Basic and diluted income (loss) per common share for the three months ended March 31, 2025 and 2024 is computed using the weighted average number of common shares outstanding adjusted for the securities attributed to outstanding options to purchase common stock, as well as unvested RSUs. Incremental shares of  171,048 were not used in the calculation of diluted loss per common share for the three months ended March 31, 2025, as the Company is in a loss position and these shares would be considered anti-dilutive.

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

The Credit Agreement, as amended, requires us to maintain the following financial covenants: (a) minimum debt service coverage ratio of no less than 1.5 to 1.0 for trailing four fiscal quarter periods; (b) maximum leverage ratio of no less than 4.0 to 1.0 for trailing four fiscal quarter periods; (c) minimum net income after taxes as of the end of each fiscal quarter being no less than $1.00; and (d) a minimum adjusted EBITDA at the end of each fiscal quarter of no less than $1.0 million. The additional principal payments, increase in interest and the Amendment Fee provided for in the Eighth Amendment (entered into on October 28, 2021) and Ninth Amendment to the Credit Agreement (entered into on April 12, 2022) are excluded for purposes of calculating compliance with each of the financial covenants. As of March 31, 2025, the Company was not in compliance with the financial covenants described in items (a), (c) and (d) above. Such noncompliance constituted events of default under the Credit Agreement. On May 14, 2025, the Company obtained a written waiver from the Lenders waiving the specified covenant defaults for the fiscal quarter ended March 31, 2025. The waiver does not amend or modify any other provisions of the Credit Agreement and applies solely to the quarter ended March 31, 2025.

The BankUnited Facility is secured by all of the Company’s assets and the Revolving Loan bore interest at the Prime Rate + 2.0%. The Prime Rate was 7.5% as of March 31, 2025 and as such, the Company’s interest rate on the Revolving Loan was 9.5% as of March 31, 2025.

As of March 31, 2025 and December 31, 2024, the Company had $16,640,000 and $17,390,000 outstanding under the Revolving Loan, respectively. $2,750,000 of the Revolving Loan is payable by March 31, 2026 and the remaining balance of $13,890,000 of the revolving line of credit matures and is payable by August 31, 2026, as amended November 13, 2024.

The Company has cumulatively paid approximately $962,000 of total debt issuance costs in connection with the BankUnited Facility, of which approximately $30,204 and $36,000 is unamortized and is included in other assets at March 31, 2025 and December 31, 2024, respectively.

Also included in long-term debt are financing leases of $18,736 and $26,483 at March 31, 2025 and December 31, 2024, respectively, included as current liabilities.

8.	MAJOR CUSTOMERS AND VENDORS

During the three months ended March 31, 2025, our four largest customers accounted for 23%, 22%, 20% and 18% of revenue. During the three months ended March 31, 2024 our five largest customers accounted for 19%, 15%, 14% 11% and 10% of revenue.

At March 31, 2025, 36%, 13%, and 11% of our accounts receivable were from three of our largest customers. At December 31, 2024, 21%, 18%, 16%, 12%, 12%, and 12% of accounts receivable were due from our six largest customers.

At March 31, 2025, 22%, 21%, 19% and 17% of our contract assets were from four of our largest customers. At December 31, 2024, 27%, 20%, 16% and 15% of our contract assets were related to our four largest customers.

At March 31, 2025 none of our vendors accounted for more than 10% of our accounts payable. At December 31, 2024, 13%, 12%, 11%, and 11% of our AP was from our top 4 largest vendors.

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

For the three months ended March 31, 2025 and 2024, the Company’s operating lease expense was $526,343 and $529,624, respectively.

Future minimum lease payments under non-cancellable operating leases as of March 31, 2025 were as follows:

For the Year Ending December 31,
Remainder of 2025	$1,723,105
2026	850,276
2027	111,065
2028	9,228
2029	—
Total undiscounted operating lease payments	2,693,674
Less imputed interest	(112,546)
Present value of operating lease payments	$2,581,128

The following table sets forth the right-of-use assets and operating lease liabilities as of:

	March 31, 2025	December 31, 2024
Assets
Right-of-use assets, net	$2,370,664	$2,856,200

Liabilities
Current operating lease liabilities	$2,206,562	$2,162,154
Long-term operating lease liabilities	374,566	938,418
Total lease liabilities	$2,581,128	$3,100,572

The Company’s weighted average remaining lease term for its operating leases is 1.3 years as of March 31, 2025. The Company’s weighted average discount rate for its operating leases is 5.6% as of March 31, 2025.

10.	INCOME TAXES

The (benefit)/provision for income tax for the three months ended March 31, 2025, and March 31, 2024 was ($348,969) and $39,472, respectively.

The effective income tax rate for the three months ended March 31, 2025 is 20.9%. The difference between the effective income tax rate for the three months ended March 31, 2025 and the statutory income tax rate of 21.0% is due primarily to the estimated R&D credit, state income taxes and permanent tax differences.

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

The Company reached a settlement with the SEC on June 20, 2024 related to the Company’s previously announced and filed restatements of certain of its financial statements for fiscal periods between January 1, 2018 and December 31, 2022. Under the terms of this settlement, if the Company fails to comply with various undertakings, a civil monetary penalty in the amount of $400,000 will be due to the SEC by June 30, 2025 (the “Undertakings”). The Undertakings are as follows: (a) the Company shall fully remediate its outstanding material weaknesses in Internal Controls over Financial Reporting (“ICFR”) and have effective ICFR and disclosure controls and procedures (“DCP”) by December 31, 2024; (b) the Company shall publicly disclose, concurrent with the filing of the 2024 Form 10-K, whether in management’s opinion, the Company has fully remediated its material weaknesses in ICFR and has effective ICFR and DCP; and (c) the Company shall certify, in writing, compliance with the undertaking(s) set forth above. The certification shall be made by the Company’s CEO and identify the undertaking(s), provide written evidence of compliance in the form of a narrative, and be supported by exhibits sufficient to demonstrate compliance. The certification and supporting material shall be submitted to the SEC no later than sixty (60) days from the date of the completion of the undertakings. The Company has complied with items (a) and (b) above and intends to comply with item (c) above by the required deadline

12.	SEGMENT REPORTING

We manage our business activities on a consolidated basis and operate as a single operating segment. We primarily derive our revenue in the United States by supplying aircraft parts, complex aerostructure assemblies, aerosystems, maintenance repair and overhaul (“MRO”) and kitting contracts for fixed wing aircraft and helicopters in both the commercial and defense markets. The accounting policies are the same as those described in Note 1 – Principal Business Activity and Summary of Significant Accounting Policies of the form 10-K.

Our CODM is our Chief Executive Officer, Dorith Hakim. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions including the allocation of resources and assessing financial performance.

As the Company has only one operating segment and is managed on a consolidated basis, the measure of profit or loss is consolidated net income or loss, which include all significant expenses and assets as presented in the consolidated financial statements which is consistent with the information provided to the CODM. Refer to the Condensed Consolidated Balance Sheet as of March 31, 2025 and December 31, 2025 and the Condensed Consolidated Statements of Operations for the financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024.

13.	RISK AND UNCERTAINTIES

New or increased economic and trade sanctions, including tariffs, may create economic and political uncertainties and could potentially impact the cost of our raw materials and subassemblies having an adverse effect on our business, operations and profitability. Although our supply chain predominantly consists of US based suppliers, and our material costs are established on issued purchase orders, future procurements may be impacted by economic and political uncertainties including tariffs, and may directly affect the Company’s profitability on previously negotiated Firm Fixed Price contracts.

14.	SUBSEQUENT EVENTS

Amendment to Lease Agreement

The company entered into an amendment to the lease agreement for its operating facility on April 15, 2025 that extends the term of the lease until April 30, 2031. The lease agreement does not include any renewal options.

Credit Agreement Waiver

On May 14, 2025, the Company obtained a waiver from its lenders under the Credit Agreement with respect to noncompliance with certain financial covenants as of March 31, 2025. The covenants relate to minimum debt service coverage, net income, and EBITDA levels, and the Company was not in compliance with these covenants as of the end of the fiscal quarter. The waiver is limited to the fiscal quarter ended March 31, 2025 and does not modify or waive compliance with the financial covenants for any future periods. The waiver cured the covenant defaults for the first quarter and avoided an event of default under the Credit Agreement. The Company remains subject to the same financial covenant obligations in subsequent periods.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in this report.

Forward Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission (the “SEC”), the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”). We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Business Operations

We are engaged in the contract production of structural aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets. We also have a strong and growing presence in the aerosystems sector of the market, with our production of various reconnaissance pod structures and fuel panel systems. Within the global aerostructure and aerosystem supply chain, we are either a Tier 1 supplier to aircraft original equipment manufacturers (“OEMs”) or a Tier 2 subcontractor to major Tier 1 manufacturers. We also are a prime contractor to the United States Department of Defense (“DOD”), primarily the United States Air Force (“USAF”). In conjunction with our assembly operations, we provide engineering, program management, supply chain management and kitting, and MRO.

Recent Developments

On May 14, 2025, the Company obtained a waiver from its lenders under its existing Credit Agreement with respect to financial covenant noncompliance as of March 31, 2025. For additional information, see “Liquidity and Capital Resources — Bank Credit Facilities” below.

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

Our total backlog as of March 31, 2025 and December 31, 2024 is shown below.

Backlog (Total)	March 31, 2025	December 31, 2024
Funded	$82,165,000	$85,039,000
Unfunded	433,750,000	425,232,000
Total	$515,915,000	$510,271,000

Approximately 96% of the total amount of our backlog at March 31, 2025 was attributable to government and military contractor contracts. Our backlog attributable to government contracts at March 31, 2025 and December 31, 2024 was as follows:

Backlog (Government)	March 31, 2025	December 31, 2024
Funded	$79,251,000	$82,262,000
Unfunded	417,354,000	404,256,000
Total	$496,605,000	$486,518,000

Our backlog attributable to commercial contracts at March 31, 2025 and December 31, 2024 was as follows:

Backlog (Commercial)	March 31, 2025	December 31, 2024
Funded	$2,914,000	$2,777,000
Unfunded	16,397,000	20,976,000
Total	$19,311,000	$23,753,000

The total backlog at March 31, 2025 is primarily comprised of long-term programs with Raytheon (Next Generation Jammer-Mid Band Pods and Advanced Tactical Pods), Lockheed Martin (F-16 RI/DCC’s), L3Harris (Next Generation Jammer-Low Band Pods), Raytheon (B-52 Radar Racks), Sikorsky (UH-60 BLACKHAWK Stabilator MRO) and USAF (T-38 Classic Structural Modification Kits).

The funded backlog at March 31, 2025 is primarily from purchase orders under long-term contracts with Raytheon (NGJ – Mid Band Pods and Advanced Tactical Pods), USAF (T-38 Classic Structural Modification Kits), L3Harris (Next Generation Jammer-Low Band Pods), Sikorsky (UH-60 BLACKHAWK Gunner Windows) and Lockheed Martin (F-16 RI/DCC’s).

Critical Accounting Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K, for a discussion of our critical accounting estimates. There have been no significant changes to the application of our critical accounting estimates during the quarter ended March 31, 2025.

Results of Operations

Revenue

Total Revenue for the three months ended March 31, 2025 was $15,400,608 compared to $19,081,143 for the same period last year, a decrease of $3,680,535 or 19.3%, driven primarily by unfavorable adjustments on our A-10 Main Landing Gear Pods program due to increased labor and material costs.

Revenue from military subcontracts was $11,326,608 for the three months ended March 31, 2025 compared to $15,001,768 for the three months ended March 31, 20024, a decrease of $3,675,160 or 24.5%, driven primarily by unfavorable adjustments on our A-10 Main Landing Gear Pods program due to increased labor and material costs.

Revenue from government military contracts was $2,793,612 for the three months ended March 31, 2025 compared to $2,781,881 for the three months ended March 31, 2024, a decrease of $11,731 or 0.4%, driven primarily by a decrease in our USAF T-38 Pacer Classic Structural Modification Kits program due to timing of material receipts.

Revenue from commercial subcontracts was $1,280,388 for the three months ended March 31, 2025 compared to $1,297,494 for the three months ended March 31, 2024, a decrease of $17,106 or 1.3%, driven primarily by a decrease in our Embraer Phenom-300 Engine Inlet Assemblies program.

Cost of Sales

Total Cost of Sales for the three months ended March 31, 2025 and 2024 was $13,751,133 and $15,527,394, respectively, a decrease of $1,776,261 or 11.4%.

The components of the cost of sales were as follows:

	Three months ended
	March 31, 2025	March 31, 2024
Procurement	$8,294,588	$9,365,019
Labor	1,642,586	1,797,790
Factory overhead	4,118,581	4,267,095
Other cost of sales	(304,622)	97,490
Cost of sales	$13,751,133	$15,527,394

Procurement for the three months ended March 31, 2025 was $8,294,588 compared to $9,365,019 for the three months ended March 31, 2024, a decrease of $1,070,431 or 11.4%, driven primarily by lower material receipts for Embraer Phenom-300 Engine Inlet Assemblies program and the Collins MS-110 program.

Labor costs for the three months ended March 31, 2025 were $1,642,586 compared to $1,797,790 for the three months ended March 31, 2024, a decrease of $155,204 or 8.6% primarily driven by decrease in work performed in Embraer Phenom-300 Engine Inlet Assemblies program.

Factory overhead for the three months ended March 31, 2025 was $4,118,581 compared to $4,267,095 for the three months ended March 31, 2024, a decrease of $148,514 or 3.5%.

Other cost of sales relates to items that can increase or decrease cost of sales such as changes in inventory reserves, changes in loss contract provisions, absorption variances and direct charges to cost of sales. Other cost of sales for the three months ended March 31, 2025 was $(304,622) compared to a $97,490 for the three months ended March 31, 2024, a decrease of $402,112 or 412.5%. The decrease is primarily the result benefits realized on programs nearing completion and lower loss reserve requirements during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Gross Profit

Gross profit and gross profit percentage (“gross margin”) for the three months ended March 31, 2025 and March 31, 2024 was $1,649,475 and 10.7% compared to $3,553,749 and 18.6%, respectively, a decrease of $1,904,274, or 53.6%, and 790 basis points for the reasons noted above associated with the A-10 program. Excluding the A-10 impact, current year gross margin would be 21.6% compared to 18.6% in the first quarter of 2024.

Favorable/Unfavorable Adjustments to Gross Profit

During the three months ended March 31, 2025 and 2024, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in changes in total gross profit as follows:

	Three months ended
	March 31, 2025	March 31, 2024
Net adjustments	$(3,129,230)	$(1,172,861)

The net adjustment of $3.1 million for the three months ended March 31, 2025 is driven primarily by a decrease of $2.1 million on the A-10 program as a result of increased labor and material costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2025 were $2,835,777 compared to $2,713,904 for the three months ended March 31, 2024, an increase of $121,873 or 4.5%. The increase was primarily the result of higher accounting and professional fees.

Interest expense

Interest expense for the three months ended March 31, 2025 was $488,091, compared to $632,135 for the three months ended March 31, 2024, a decrease of $144,044 or 22.8%. The decrease was the result of lower year-over-year interest rates charged on our outstanding debt under the Credit Agreement, combined with a year-over-year decrease in the amount of our outstanding debt under the Credit Agreement.

(Loss) income Before Provision for Income Taxes

(Loss) income before provision for income taxes for the three months ended March 31, 2025 was $(1,672,893) compared to $207,710 for the three months ended March 31, 2024, a decrease of $1,880,603 or 905.4% for the reasons noted above.

(Benefit)/Provision for Income Taxes

(Benefit) for income taxes for the three months ended March 31, 2025 was $(348,969) compared to provision for income taxes of $39,472 for the three months ended March 31, 2024, an increase of $388,441 or 984.1%.

The effective income tax rate for the three months ended March 31, 2025 and 2024 20.9% and 19.0%. The change in effective tax rate is result of the varying levels of income in each year and the relative impact of the R&D credit, state income taxes and permanent tax differences.

The effective income tax rate for the three months ended March 31, 2025 is 20.9%. The difference between the effective income tax rate for the three months ended March 31, 2025, and the statutory income tax rate of 21% is primarily due to estimated R&D credit, state income taxes and permanent tax differences.

The effective income tax rate for the three months ended March 31, 2024 is 19.0%. The difference between the effective income tax rate for the three months ended March 31, 2024, and the statutory income tax rate of 21% is primarily due to estimated R&D credit, state income taxes and permanent tax differences.

Net (Loss)/Income and Earnings per Share

Net (loss) income for the three months ended March 31, 2025 was $(1,323,924) or $(0.10) per basic share, compared to net income of $168,238 or $0.01 per basic share, for the same period last year. Diluted (loss) per share was $(0.10) for the three months ended March 31, 2025 calculated utilizing 12,720,148 weighted average shares outstanding. Diluted income per share was $0.01 for the three months ended March 31, 2024 calculated utilizing 12,680,584 weighted average shares outstanding. The decrease in net income was primarily driven by a decrease in gross profit.

Liquidity and Capital Resources

General

At March 31, 2025, we had working capital of $14,951,205 compared to $17,122,111 at December 31, 2024, a decrease of $2,170,906 or 12.7%. The decrease was driven primarily by a decrease in cash partly offset by an increase in accounts receivable.

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

At March 31, 2025, we had cash of $1,868,580 compared to $5,490,963 at December 31, 2024, a decrease of $3,622,383 or 65.9%. This decrease was primarily the result of cash flow used in operating activities and repayment of debt.

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

The Credit Agreement, as amended, requires us to maintain the following financial covenants: (a) minimum debt service coverage ratio of no less than 1.5 to 1.0 for trailing four fiscal quarter periods; (b) maximum leverage ratio of no less than 4.0 to 1.0 for trailing four fiscal quarter periods; (c) minimum net income after taxes as of the end of each fiscal quarter being no less than $1.00; and (d) a minimum adjusted EBITDA at the end of each fiscal quarter of no less than $1.0 million. As of March 31, 2025, the Company was not in compliance with the financial covenants described in items (a), (c) and (d) above. The noncompliance constituted events of default under the Credit Agreement. On May 14, 2025, the Company obtained a written waiver from the Lenders waiving the specified covenant defaults for the fiscal quarter ended March 31, 2025. A copy of the waiver letter is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q. Although the waiver cured the defaults for the first quarter, failure to comply with the financial covenants in future periods could result in additional events of default, and unless further waivers or amendments are obtained, of which there is no assurance of obtaining such waivers in the future could permit the lenders to accelerate the Company’s outstanding obligations under the Credit Agreement and exercise other remedies available under the loan documents. The Company continues to monitor its financial performance and covenant compliance and may seek further waivers or amendments if necessary.

The BankUnited Facility is secured by all of the Company’s assets and both the Revolving Loan and Term Loan bear interest at the Prime Rate + 2.0% per the 14th Amendment effective on November 13, 2024. The Prime Rate was 7.50% as of March 31, 2025 and as such, the Company’s interest rate on the Revolving Loan and Term Loan was 9.50% as of March 31, 2025.

As of March 31, 2025 and December 31, 2024, the Company had $16,640,000 and $17,390,000 outstanding under the Revolving Loan, respectively.

There is currently no availability for borrowings under the Revolving Loan and the Company finances its operations from internally generated cash flow.

Liquidity

We believe that our existing resources as of March 31, 2025 will be sufficient to meet our current working capital needs for at least the next 12 months from the date of issuance of our consolidated financial statements. However, our working capital requirements can vary significantly, depending in part on the timing of new program awards and the payment terms with our customers and suppliers. If our working capital needs exceed our cash flows from operations, we would look to our cash balances and availability for borrowings under our borrowing arrangement to satisfy those needs, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts, if at all.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

“Part I Item 1A - Risk Factors” of our Comprehensive Form 10-K for the year ended December 31, 2024, includes a discussion of significant factors known to us that could materially adversely affect our business, financial condition, or results of operations. There have been no material changes from the risk factors described in such report except as follows.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

On May 14, 2025, the Company obtained a waiver from its lenders under the Credit Agreement with respect to noncompliance with certain financial covenants as of March 31, 2025. The covenants relate to minimum debt service coverage, net income, and EBITDA levels. The waiver applies solely to the fiscal quarter ended March 31, 2025, and does not amend or waive compliance with any covenants for future periods. A copy of the waiver is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and the Company was not in compliance with these covenants as of the end of the fiscal quarter.

Item 6 – Exhibits

Exhibit No.	Description
10.1*	Waiver Letter dated May 14, 2025, to Amended and Restated Credit Agreement, dated as of March 24, 2016, as amended, by and among CPI Aerostructures, Inc., BankUnited, N.A., and Dime Community Bank.
31.1*	Section 302 Certification by Chief Executive Officer and President
31.2*	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
32.1**	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
101.INS**	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three months ended March 31, 2025 and 2024, (ii) Condensed Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024, (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2025 and 2024, (iv) Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2025 and 2024 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: May 15, 2025	By.	/s/ Dorith Hakim
Dorith Hakim
Chief Executive Officer and President (Principal Executive Officer)

Dated: May 15, 2025	By.	/s/ Philip Passarello
Philip Passarello
Chief Financial Officer (Principal Financial and Accounting Officer)