Form 10-Q
period 2025-06-30
CPI AEROSTRUCTURES INC
filed 2025-08-19
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, the registrant had 13,030,743 shares of common stock, $.001 par value, outstanding

Part I - Financial Information

Item 1 - Consolidated Financial

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Current Assets:
Cash	$674,481	$5,490,963
Accounts receivable, net	6,054,015	3,716,378
Contract assets, net	31,027,022	32,832,290
Inventory	1,025,172	918,288
Prepaid expenses and other current assets	541,084	634,534
Total Current Assets	39,321,774	43,592,453

Operating lease right-of-use assets	10,220,405	2,856,200
Property and equipment, net	643,476	767,904
Deferred tax asset, net	20,153,104	18,837,576
Goodwill	1,784,254	1,784,254
Other assets	132,954	143,615
Total Assets	$72,255,967	$67,982,002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,179,687	$11,097,685
Accrued expenses	4,727,857	7,922,316
Contract liabilities	1,896,936	2,430,663
Loss reserve	70,137	22,832
Current portion of line of credit	3,000,000	2,750,000
Current portion of long-term debt	10,822	26,483
Operating lease liabilities, current	1,367,604	2,162,154
Income taxes payable	2,348	58,209
Total Current Liabilities	26,255,391	26,470,342

Line of credit, net of current portion	13,140,000	14,640,000
Long-term operating lease liabilities	9,087,405	938,418
Total Liabilities	48,482,796	42,048,760

Commitments and Contingencies (see note 11)		—

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, 12,978,259 and 12,978,741 shares, respectively, issued and outstanding	12,978	12,979
Additional paid-in capital	74,913,464	74,424,651
Accumulated deficit	(51,153,271)	(48,504,388)
Total Shareholders’ Equity	23,773,171	25,933,242
Total Liabilities and Shareholders’ Equity	$72,255,967	$67,982,002

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$15,179,108	$20,810,334	$30,579,716	$39,891,477
Cost of sales	14,515,726	15,694,910	28,266,859	31,222,304
Gross profit	663,382	5,115,424	2,312,857	8,669,173

Selling, general and administrative expenses	2,654,024	2,775,935	5,489,801	5,489,839
(Loss) income from operations	(1,990,642)	2,339,489	(3,176,944)	3,179,334

Other income	5,480	—	6,980	—
Interest expense	(287,546)	(587,971)	(775,637)	(1,220,106)
(Loss) income before provision for income taxes	(2,272,708)	1,751,518	(3,945,601)	1,959,228

(Benefit) provision for income taxes	(947,749)	341,572	(1,296,718)	381,044
Net (Loss) income	$(1,324,959)	$1,409,946	$(2,648,883)	$1,578,184

Income per common share, basic	$(0.10)	$0.11	$(0.21)	$0.13
Income per common share, diluted	$(0.10)	$0.11	$(0.21)	$0.12

Shares used in computing income per common share:
Basic	12,748,869	12,440,426	12,728,209	12,515,824
Diluted	12,748,869	12,554,153	12,728,209	12,656,753

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at January 1, 2025	12,978,741	$12,979	$74,424,651	$(48,504,388)	$25,933,242
Net loss	—	—	—	(1,323,924)	(1,323,924)
Issuance of common stock upon settlement of restricted stock, net	30,553	30	—	—	30
Stock-based compensation expense	—	—	320,199	—	320,199
Balance at March 31, 2025	13,009,294	$13,009	$74,744,850	$(49,828,312)	$24,929,547
Net loss	—	—	—	(1,324,959)	(1,324,959)
Issuance of common stock upon settlement of restricted stock, net	(31,035)	(31)	—	—	(31)
Stock-based compensation expense	—	—	168,614	—	168,614
Balance at June 30, 2025	12,978,259	$12,978	$74,913,464	$(51,153,271)	$23,773,171

Balance at January 1, 2024	12,771,434	$12,771	$73,872,679	$(51,803,722)	$22,081,728
Net income	—	—	—	168,238	168,238
Issuance of common stock upon settlement of restricted stock, net	13,334	13	—	—	13
Stock-based compensation expense	—	—	281,510	—	281,510
Balance at March 31, 2024	12,784,768	$12,784	$74,154,189	$(51,635,484)	$22,531,489
Net income	—	—	—	1,409,946	1,409,946
Issuance of common stock upon settlement of restricted stock, net	178,095	179	—	—	179
Stock-based compensation expense	—	—	175,356	—	175,356
Balance at June 30, 2024	12,962,863	$12,963	$74,329,545	$(50,225,538)	$24,116,970

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months ended June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(2,648,883)	$1,578,184
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	187,365	202,413
Amortization of debt issuance cost	10,661	26,971
Stock-based compensation	488,812	457,058
Deferred income taxes	(1,315,528)	355,219
Provision for credit losses	(86,814)	144,565
Amortization of operating lease right-of-use assets	826,431	931,290
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,250,823)	(2,021,008)
Decrease in contract assets	1,805,268	1,128,080
(Increase) decrease in inventory	(106,884)	304,127
Decrease in prepaid expenses and other assets	93,450	114,879
Increase (decrease) in accounts payable and accrued expenses	1,057,552	(64,565)
Decrease in contract liabilities	(533,727)	(3,455,094)
Increase (decrease) in operating lease liabilities	(836,199)	(978,541)
Increase (decrease) in loss reserve	47,305	(277,429)
(Decrease) increase in income taxes payable	(55,861)	1,627
Net cash used in operating activities	(3,317,875)	(1,552,224)

Cash flows from investing activities:
Purchase of property and equipment	(62,937)	(202,021)
Net cash used in investing activities	(62,937)	(202,021)

Cash flows from financing activities:
Principal payments on line of credit	(1,250,000)	(1,200,000)
Principal payments on long-term debt	(15,661)	(29,497)
Repayments of insurance financing obligation	(170,009)	(174,355)
Net cash used in financing activities	(1,435,670)	(1,403,852)

Net decrease in cash	(4,816,482)	(3,158,097)
Cash at beginning of period	5,490,963	5,094,794
Cash at end of period	$674,481	$1,936,697

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$864,820	$1,218,775
Income Taxes	$19,996	$35,000

Supplemental disclosure of Non Cash item:
Increase to operating right-of-use asset and operating lease liability from lease amendment	$8,190,636	$—

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The Company consists of CPI Aerostructures, Inc. (“CPI Aero”), Welding Metallurgy, Inc. (“WMI”), a wholly owned subsidiary of CPI Aero, and Compac Development Corporation, a wholly owned subsidiary of WMI (collectively, the “Company”, “we”, “us”, or “our”).

The condensed consolidated interim financial statements of the Company as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated balance sheet at December 31, 2024 has been derived from audited consolidated financial statements, but does not include all of the information and notes required by U.S. GAAP. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

The Company maintains its cash in multiple financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed insurance limits. As of June 30, 2025, the Company had $458,281 of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

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

Recently Issued Accounting Standards – Not Adopted

In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. The ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the timing of the adoption and the impact of this ASU on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. In January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date,” which clarifies that all public business entities should initially adopt the disclosure requirements in the final annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The new guidance is effective for fiscal years beginning after December 15, 2026, which is our annual period beginning January 1, 2027, and interim reporting periods beginning after December 15, 2027, which will be our interim period beginning January 1, 2028. Early adoption of ASU 2024-03 is permitted. We are evaluating the impact of ASU 2025-01in conjunction with ASU 2024-03.

2.	REVENUE

Disaggregation of Revenue

The following tables present the Company’s revenue disaggregated by contract type and revenue recognition method:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Government subcontracts	$12,266,475	$16,963,874	$23,593,083	$31,965,642
Prime government contracts	1,335,358	2,601,347	4,128,970	5,383,228
Commercial contracts	1,577,275	1,245,113	2,857,663	2,542,607
	$15,179,108	$20,810,334	$30,579,716	$39,891,477

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue recognized using over time revenue recognition model	$15,067,724	$20,596,186	$30,325,516	$39,466,552
Revenue recognized using point in time revenue recognition model	111,384	214,148	254,200	424,925
	$15,179,108	$20,810,334	$30,579,716	$39,891,477

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

Net EAC adjustments had the following impact on our gross profit during the three and six months ended June 30, 2025 and 2024:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net adjustments	$(3,966,358)	$(185,317)	$(7,095,588)	$(1,358,178)

The net adjustment of $4.0 million for the three months ended June 30,2025 is driven primarily by an unfavorable adjustment of $2.3 million associated with the termination of our A-10 program. Additional net unfavorable adjustments of $1.7 million were driven primarily by the Next Generation Jammer Mid-Band Pod program (“NGJ Mid-Band Pod”) and the T-38 Classic Structural Modification Kits program were due to increased labor and material costs.

The net adjustment of $7.1 million for the six months ended June 30, 2025 is driven primarily by an unfavorable adjustment of $4.5 million associated with the termination of our A-10 program. Additional net unfavorable adjustments of $2.6 million were driven primarily by the NGJ Mid-Band Pod and the T-38 Classic Structural Modification Kits program were due to increased labor and material costs.

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2025, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $86.8 million. This represents the amount of revenue the Company expects to recognize in the future on contracts with unsatisfied or partially satisfied performance obligations as of June 30, 2025.

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

	June 30, 2025	December 31, 2024	December 31, 2023
Contract assets	$31,027,022	$32,832,290	$35,312,068
Contract liabilities	1,896,936	2,430,663	5,937,629

Revenue recognized for the six months ended June 30, 2025 and 2024 that was included in the contract liabilities balance as of January 1, 2025 and 2024, was approximately $1.4 million and $4.1 million, respectively.

4.	INVENTORY

The components of inventory consisted of the following:

	June 30, 2025	December 31, 2024
Raw materials	$719,596	$414,806
Work in progress	5,223	60,719
Finished goods	300,353	442,763
Inventory	$1,025,172	$918,288

5.	STOCK-BASED COMPENSATION

In 2009, the Company adopted the Performance Equity Plan 2009 (the “2009 Plan”). The 2009 Plan reserved 500,000 common shares for issuance. The 2009 Plan provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company. The Company has 2,364 shares available for grant under the 2009 Plan as of June 30, 2025.

In 2016, the Company adopted the 2016 Long Term Incentive Plan (the “2016 Plan”). The 2016 Plan reserved 600,000 common shares for issuance, provided that no more than 200,000 common shares be granted as incentive stock options. Awards may be made or granted to employees, officers, directors and consultants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Any shares of common stock granted in connection with awards other than stock options and stock appreciation rights are counted against the number of shares reserved for issuance under the 2016 Plan as one and one-half shares of common stock for every one share of common stock granted in connection with such award. Any shares of common stock granted in connection with stock options and stock appreciation rights are counted against the number of shares reserved for issuance under the 2016 Plan as one share for every one share of common stock issuable upon the exercise of such stock option or stock appreciation right awarded. In the fourth quarter of 2020, the Company added 800,000 shares to the 2016 Plan, which increased the number of shares reserved for issuance under the 2016 Plan to 1,400,000 shares. In the second quarter of 2023, the Company added an additional 800,000 shares to the 2016 Plan, which increased the number of shares for reserved for issuance under the 2016 Plan to 2,200,000 shares. The Company has 308,818 shares available for grant under the 2016 Plan as of June 30, 2025.

On June 24, 2025, the shareholders of the Company approved the 2025 Long-Term Incentive Plan (the “2025 Plan”) at the Company’s 2025 annual meeting of shareholders. The 2025 Plan had previously been approved by the Company’s Board of Directors (the “Board”) on April 28, 2025, upon the recommendation of the Company’s Compensation and Human Resources Committee, subject to shareholder approval. The 2025 Plan is intended to advance the Company’s interests by providing equity-based incentives to attract, retain, and motivate employees, officers, directors, and consultants. The plan authorizes the issuance of up to 800,000 shares of the Company’s common stock and allows for a variety of award types, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. The 2025 Plan is administered by the Company’s Compensation and Human Resources Committee, which has broad authority to determine the terms of individual awards, including eligibility, size, vesting conditions, performance criteria, and other terms. Awards may generally not be transferred and are subject to forfeiture under certain conditions.

Stock-based compensation expense for restricted stock in the consolidated statements of operations is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cost of sales	$—	$—	$—	$(10,755)
Selling, general and administrative	168,583	175,536	488,812	467,813
Total stock-based compensation expense	$168,583	$175,536	$488,812	$457,058

The Company grants restricted stock units (“RSUs”) to its Board of Directors as partial compensation. These RSUs vest quarterly on a straight-line basis over a one-year period and will fully vest on October 1, 2025.

The following table summarizes activity related to outstanding RSUs for the six months ended June 30, 2025:

	RSUs	Weighted Average Grant Date Fair Value of RSUs
Non-vested – January 1, 2025	—	$—
Granted	122,224	$4.29
Vested	(61,110)	$4.29
Forfeited	—	$—
Non-vested – June 30, 2025	61,114	$4.29

The Company grants shares of common stock (“Restricted Stock Awards” or “RSAs”) to select employees. These shares have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant. In the event that the employee’s employment is voluntarily terminated prior to certain vesting dates, portions of the shares may be forfeited. At June 30, 2025, the weighted average remaining amortization period was 2.0 years.

The following table summarizes activity related to outstanding Restricted Stock Awards for the six months ended June 30, 2025:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value of Restricted Stock Awards
Non-vested – January 1, 2025	152,875	$2.86
Granted	—	$—
Vested	(44,075)	$2.98
Forfeited	—	$—
Non-vested – June 30, 2025	108,800	$2.81

The Company grants shares of common stock (“Performance Restricted Stock Awards” or “PRSAs”) to select officers as part of our long-term incentive program that will result in that number of PRSAs being paid out if the target performance metric is achieved. The award vesting is based on specific performance metrics related to accounts payable delinquency, debt, and net income during the performance period. The PRSAs vest at 0% or 100% and all three metrics must be met to vest at 100%. The PRSAs granted under this program will vest on the fourth anniversary of the grant date, subject to the aforementioned performance criteria. At June 30, 2025, there was no remaining amortization period.

The following table summarizes activity related to outstanding PRSAs for the six months ended June 30, 2025:

	PRSAs	Weighted Average Grant Date Fair Value of PRSAs
Non-vested – January 1, 2025	44,076	$2.98
Granted	—	$—
Vested	—	$—
Forfeited	(44,076)	$2.98
Non-vested – June 30, 2025	—	$—

The fair value of all RSUs, PRSAs and RSAs is based on the closing price of our common stock on the grant date. All RSUs, PRSAs, and Restricted Stock Awards vest and settle in common stock (on a one-for-one basis).

As of June 30, 2025, unamortized stock-based compensation costs related to restricted share arrangements was $271,967.

6.	NET INCOME (LOSS) PER SHARE

Basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per common share for the three and six months ended June 30, 2025 and 2024 is computed using the weighted-average number of common shares outstanding adjusted for the securities attributed to outstanding options to purchase common stock, as well as unvested RSUs. Securities that could potentially dilute basic earnings per share in the future, but that were excluded from the computation of diluted earnings per share because they were antidilutive for the three and six months ended June 30, 2025 include 61,114 RSU and 108,800 RSA. Incremental shares of 113,727 and 140,929 were used in the calculation of diluted income per common share for the three and six months ended June 30, 2024, respectively.

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

The Credit Agreement, as amended, requires us to maintain the following financial covenants: (a) minimum debt service coverage ratio of no less than 1.5 to 1.0 for trailing four fiscal quarter periods; (b) maximum leverage ratio of no less than 4.0 to 1.0 for trailing four fiscal quarter periods; (c) minimum net income after taxes as of the end of each fiscal quarter being no less than $1.00; and (d) a minimum adjusted EBITDA at the end of each fiscal quarter of no less than $1.0 million (collectively, the “Financial Covenants”). As of March 31, 2025, the Company was not in compliance with the Financial Covenants described in items (a), (c) and (d) above and the Company obtained a written waiver from the Lenders waiving the specified covenant non-compliance for the fiscal quarter ended March 31, 2025. As of June 30, 2025, the Company was not in compliance with all of the Financial Covenants. In addition, the Company did not satisfy the July 1, 2025 mandatory repayment requirement under the Credit Agreement (the “July 2025 Payment Obligation”), On August 14, 2025, the Company obtained a written waiver from the Lenders pursuant to which the Lenders (i) waived the Financial Covenant non-compliance for the fiscal quarter ended June 30, 2025 and (ii) temporarily waived non-compliance with the July 2025 Payment Obligation until September 30, 2025. The waiver is limited strictly to its terms and does not constitute a waiver or modification of any other provision of the Credit Agreement. Although the waivers cured the defaults for the second quarter, failure to comply with the financial covenants in future periods or make mandatory repayments could result in additional events of default unless further waivers or amendments are obtained, of which there is no assurance, future non-compliance could permit the Lenders to accelerate the Company’s outstanding obligations under the Credit Agreement and exercise other remedies available under the loan documents.

On August 19, 2025, the Company executed a Fifteenth Amendment to the Credit Agreement (the “Fifteenth Amendment”). The amendment revised certain financial covenants to reflect specified adjustments for the quarters ended March 31, 2025 and June 30, 2025. These covenant-based adjustments were designed to offset the effect of the termination of the Company’s A-10 Program on the Company’s compliance with its covenants. As a result of the Fifth Amendment, in accordance with ASC-470, the Company determined that it is reasonably possible it will meet its covenants within the next twelve months.

The BankUnited Facility is secured by all of the Company’s assets and the Revolving Loan bore interest at the Prime Rate + 2.0%. The Prime Rate was 7.5% as of June 30, 2025 and as such, the Company’s interest rate on the Revolving Loan was 9.5% as of June 30, 2025.

As of June 30, 2025 and December 31, 2024, the Company had $16,140,000 and $17,390,000 outstanding under the Revolving Loan, respectively. $3,000,000 of the Revolving Loan is payable by June 30, 2026 and the remaining balance of $13,140,000 of the revolving line of credit matures and is payable by August 31, 2026, as amended November 13, 2024.

The Company has cumulatively paid approximately $962,000 of total debt issuance costs in connection with the BankUnited Facility, of which approximately $25,000 and $36,000 is unamortized and is included in other assets at June 30, 2025 and December 31, 2024, respectively.

Also included in long-term debt are financing leases of $10,822 and $26,483 at June 30, 2025 and December 31, 2024, respectively, included as current liabilities.

8.	MAJOR CUSTOMERS AND VENDORS

During the six months ended June 30, 2025, our four largest customers accounted for 31%, 24%, 15% and 14% of revenue. During the six months ended June 30, 2024 our four largest customers accounted for 32%, 25%, 13%, and 12% of revenue. During the three months ended June 30, 2025, our three largest customers accounted for 42%, 26% and 10% of revenue. During the three months ended June 30, 2024, our four largest customers accounted for 36%, 25%, 13%, and 12% of revenue

At June 30, 2025, 36%, 25% and 10% of our accounts receivable were from three of our largest customers. At December 31, 2024, 21%, 18%, 16%, 12%, 12%, and 12% of accounts receivable were due from our six largest customers.

At June 30, 2025, 41%, 26%, and 17% of our contract assets were from three of our largest customers. At December 31, 2024, 27%, 20%, 16% and 15% of our contract assets were related to our four largest customers.

At June 30, 2025 12% of our accounts payable was from one of our largest vendors. At December 31, 2024, 13%, 12%, 11%, and 11% of our accounts payable was from our top 4 largest vendors.

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

For the six months ended June 30, 2025 and 2024, the Company’s operating lease expense was $1,189,958 and $1,059,249, respectively. For the three months ended June 30, 2025 and 2024, the Company’s operating lease expense was $594,979 and $529,624, respectively.

Future minimum lease payments under non-cancellable operating leases as of June 30, 2025 were as follows:

For the Year Ending December 31,
Remainder of 2025	$1,152,266
2026	2,304,533
2027	2,336,077
2028	2,300,990
2029	2,360,515
Thereafter	3,249,720
Total undiscounted operating lease payments	13,704,101
Less imputed interest	(3,249,092)
Present value of operating lease payments	$10,455,009

The following table sets forth the right-of-use assets and operating lease liabilities as of:

	June 30, 2025	December 31, 2024
Assets
Right-of-use assets, net	$10,220,405	$2,856,200

Liabilities
Current operating lease liabilities	$1,367,604	$2,162,154
Long-term operating lease liabilities	9,087,405	938,418
Total lease liabilities	$10,455,009	$3,100,572

The Company’s weighted average remaining lease term for its operating leases is 5.7 years as of June 30, 2025. The Company’s weighted average discount rate for its operating leases is 9.5% as of June 30, 2025.

10.	INCOME TAXES

On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted. OBBBA includes a broad range of tax reform provisions affecting businesses. The Company does not expect this legislation to have a significant impact on its financial statements.

The (benefit)/provision for income tax for the six months ended June 30, 2025 and 2024 was $(1,296,718) and $381,044, respectively The (benefit)/provision for income tax for the three months ended June 30, 2025, and June 30, 2024 was $(947,749) and $341,572, respectively.

The effective income tax rate for the six months ended June 30, 2025 is 34.2%. The difference between the effective income tax rate for the six months ended June 30, 2025 and the statutory income tax rate of 21% is due primarily to the estimated R&D credit relative to annual expectation of taxable income.

The effective income tax rate for the three months ended June 30, 2025 is 44.7%. The difference between the effective income tax rate for the three months ended June 30, 2025 and the statutory income tax rate of 21% is due primarily to the estimated R&D credit relative to annual expectation of taxable income.

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

The Company reached a settlement with the SEC on June 20, 2024 related to the Company’s previously announced and filed restatements of certain of its financial statements for fiscal periods between January 1, 2018 and December 31, 2022. Under the terms of this settlement, if the Company fails to comply with various undertakings, a civil monetary penalty in the amount of $400,000 will be due to the SEC by June 30, 2025 (the “Undertakings”). The Undertakings are as follows: (a) the Company shall fully remediate its outstanding material weaknesses in Internal Controls over Financial Reporting (“ICFR”) and have effective ICFR and disclosure controls and procedures (“DCP”) by December 31, 2024; (b) the Company shall publicly disclose, concurrent with the filing of the 2024 Form 10-K, whether in management’s opinion, the Company has fully remediated its material weaknesses in ICFR and has effective ICFR and DCP; and (c) the Company shall certify, in writing, compliance with the undertaking(s) set forth above. The certification shall be made by the Company’s CEO and identify the undertaking(s), provide written evidence of compliance in the form of a narrative, and be supported by exhibits sufficient to demonstrate compliance. The certification and supporting material shall be submitted to the SEC no later than sixty (60) days from the date of the completion of the undertakings. As of May 29, 2025 the Company completed the certification to the SEC as required per the settlement agreement and therefore there is no liability.

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

As the Company has only one operating segment and is managed on a consolidated basis, the measure of profit or loss is consolidated net income or loss, which include all significant expenses and assets as presented in the consolidated financial statements which is consistent with the information provided to the CODM. Refer to the Condensed Consolidated Balance Sheet as of June 30, 2025 and December 31, 2024 and the Condensed Consolidated Statements of Operations for the financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2025 and 2024.

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

Credit Agreement Waiver; Fifteenth Amendment to Credit Agreement

On August 14, 2025, the Lenders issued the waiver described in Note 7, which waived the Company’s Financial Covenant non-compliance for the quarter ended June 30, 2025 and waived non-compliance with the July 2025 Payment Obligation until September 30, 2025. On August 19, 2025, the Company executed the Fifteenth Amendment described in Note 7. The amendment revised certain covenants to reflect specified adjustments for the quarter ended March 31, 2025 and June 30, 2025.

A-10 Program Contract Termination

On May 7, 2025, the Company submitted to The Boeing Company a Request for Equitable Pricing Adjustment on the A-10 program addressing higher manufacturing costs on its 2019 Firm Fixed Price contract. Subsequently, on July 14, 2025, the Company received a Termination Notice from The Boeing Company with respect to the A-10 program directing the Company to scrap and return materials and tooling to the Air Force prior to August 15, 2025 when funding would no longer be available.

In light of these events, and in conjunction with the Air Force’s decision to accelerate the retirement of the A-10 fleet, the Company has evaluated the situation and decided to recognize an adjustment to address the risk in the reported period. The Company will continue to evaluate the situation and will recognize further adjustments if required, in the period in which a reasonable estimate can be determined.

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

Recent Developments

Credit Agreement Waiver

On August 14, 2025, the Company obtained a waiver from its lenders under its existing Credit Agreement with respect to financial covenant and payment noncompliance. On August 19, 2025, the Company entered the Fifteenth Amendment (defined below). The amendment revised certain covenants to reflect covenant-based adjustments related to the termination of the Company’s A-10 Program. For additional information, see “Liquidity and Capital Resources — Bank Credit Facilities” below.

Departure and Appointment of Directors or Certain Officers

Effective July 22, 2025, Pamela Levesque, was appointed by the board of directors of the Company to the positions of Interim Chief Financial Officer and Secretary. Ms. Levesque will also serve as Interim Chief Financial Officer and Secretary of each of the Company’s wholly owned subsidiaries, Welding Metallurgy, Inc. and Compac Development Corporation. Philip Passarello, who resigned as Chief Financial Officer and Secretary of the Company and its subsidiaries on July 22, 2025, will assist in the transition of Chief Financial Officer responsibilities to Ms. Levesque as Vice President of Finance. Please refer to Form 8-K filed on July 28, 2025 for additional information.

Long-Term Incentive Plan

On June 24, 2025, the shareholders of the Company approved the 2025 Plan at the Company’s 2025 annual meeting of shareholders. The plan authorizes the issuance of up to 800,000 shares of the Company’s common stock and allows for a variety of award types. The Company registered these shares on a Form S-8 registration statement filed with the SEC on July 18, 2025.

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

Our total backlog as of June 30, 2025 and December 31, 2024 is shown below.

Backlog (Total)	June 30, 2025	December 31, 2024
Funded	$86,778,000	$85,039,000
Unfunded	419,709,000	425,232,000
Total	$506,487,000	$510,271,000

Approximately 96% of the total amount of our backlog at June 30, 2025 was attributable to government and military contractor contracts. Our backlog attributable to government contracts at June 30, 2025 and December 31, 2024 was as follows:

Backlog (Government)	June 30, 2025	December 31, 2024
Funded	$85,253,000	$82,262,000
Unfunded	401,878,000	404,256,000
Total	$487,131,000	$486,518,000

Our backlog attributable to commercial contracts at June 30, 2025 and December 31, 2024 was as follows:

Backlog (Commercial)	June 30, 2025	December 31, 2024
Funded	$1,525,000	$2,777,000
Unfunded	17,831,000	20,976,000
Total	$19,356,000	$23,753,000

The total backlog at June 30, 2025 is primarily comprised of long-term programs with Raytheon (NGJ Mid-Band Pods and Advanced Tactical Pods), L3Harris (NGJ Low-Band Pods), Lockheed Martin (F-16 RI/DCC’s), Raytheon (B-52 Radar Racks), Sikorsky (MH-60 Seahawk Stabilator MRO).

The funded backlog at June 30, 2025 is primarily from purchase orders under long-term contracts with Raytheon (NGJ Mid-Band Pods and Advanced Tactical Pods), USAF (T-38 Classic Structural Modification Kits), Lockheed Martin (F-16 RI/DCC’s), and L3Harris (NGJ Low-Band Pods),

Critical Accounting Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K, for a discussion of our critical accounting estimates. There have been no significant changes to the application of our critical accounting estimates during the six month period ended June 30, 2025.

Results of Operations

Revenue

Total Revenue for the three months ended June 30, 2025 was $15,179,108 compared to $20,810,334 for the same period last year, a decrease of $5,631,226 or 27.1%, driven primarily by the unfavorable adjustment associated with the termination of our A-10 Main Landing Gear Pods program, timing of material receipts on our MS-110 and an unfavorable adjustment to our USAF T-38 Pacer Classic Structural Modification Kits program.

Total Revenue for the six months ended June 30, 2025 was $30,579,716 compared to $39,891,477 for the same period last year, a decrease of $9,311,761 or 23.3%, driven primarily by the unfavorable adjustment associated with the termination of our A-10 Main Landing Gear Pods program, timing of material receipts on our MS-110 program and completion of the F-35 program.

Revenue from military subcontracts was $12,266,475 for the three months ended June 30, 2025 compared to $16,963,874 for the three months ended June 30, 2024, a decrease of $4,697,399 or 27,7%, driven primarily by the unfavorable adjustment associated with the termination of our A-10 Main Landing Gear Pods program and timing of material receipts on our MS-110 program.

Revenue from military subcontracts was $23,593,083 for the six months ended June 30, 2025 compared to $31,965,642 for the six months ended June 30, 2024, a decrease of $8,372,559 or 26.2%, driven primarily by the unfavorable adjustment associated with the termination of our A-10 Main Landing Gear Pods program and timing of material receipts on our MS-110 program.

Revenue from government military contracts was $1,335,358 for the three months ended June 30, 2025 compared to $2,601,347 for the three months ended June 30, 2024, a decrease of $1,265,989 or 48.7%, driven primarily by unfavorable adjustments in our USAF T-38 Pacer Classic Structural Modification Kits program.

Revenue from government military contracts was $4,128,970 for the six months ended June 30, 2025 compared to $5,383,228 for the six months ended June 30, 2024, a decrease of $1,254,258 or 23.3%, driven primarily by unfavorable adjustments in our USAF T-38 Pacer Classic Structural Modification Kits program.

Revenue from commercial subcontracts was $1,577,275 for the three months ended June 30, 2025 compared to $1,245,113 for the three months ended June 30, 2024, an increase of $332,162 or 26.7%, driven primarily by an increase in our Embraer Phenom-300 and Phenom-100 Engine Inlet Assemblies programs.

Revenue from commercial subcontracts was $2,857,663 for the six months ended June 30, 2025 compared to $2,542,607 for the six months ended June 30, 2024, an increase of $315,056 or 12.4%, primarily driven by an increase in our Embraer Phenom-300 and Phenom-100 Engine Inlet Assemblies programs.

Cost of Sales

Total Cost of Sales for the three months ended June 30, 2025 and 2024 was $14,515,726 and $15,694,910, respectively, a decrease of $1,1749,184or 7.5%.

Total Cost of Sales for the six months ended June 30, 2025 and 2024 was $28,266,859 and $31,222,304, respectively, a decrease of $2,955,445 or 9.5%.

The components of the cost of sales were as follows:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Procurement	$8,860,302	$10,118,041	$17,154,890	$19,483,061
Labor	1,504,475	1,800,940	3,147,061	3,598,730
Factory overhead	3,952,350	3,770,396	8,070,931	8,037,491
Other cost of sales	198,599	5,533	(106,023)	103,022
Cost of sales	$14,515,726	$15,694,910	$28,266,859	$31,222,304

Procurement for the three months ended June 30, 2025 was $8,860,302 compared to $10,118,041 for the three months ended June 30, 2024, a decrease of $1,256,739 or 12.4%, driven primarily by lower material receipts on our Collins MS-110 program, Embraer Phenom-300 Engine Inlet Assemblies and A-10 Main Landing Gear Pods program, partially offset by increased material receipts for our NGJ POD program.

Procurement for the six months ended June 30, 2025 was $17,154,890 compared to $19,483,061 for the six months ended June 30, 2024, a decrease of $2,328,171 or 11.9%, driven primarily by lower material receipts on our Collins MS-110 program, our A-10 Main Landing Gear Pods program, completion of our F-35 program, partially offset by increased material receipts on our NGJ POD program.

Labor costs for the three months ended June 30, 2025 were $1,504,475 compared to $1,800,940 for the three months ended June 30, 2024, a decrease of $296,465 or 16.5% primarily driven by the termination of our A-10 Main Landing Gear Pods program.

Labor costs for the six months ended June 30, 2025 were $3,147,061 compared to $3,598,730 for the six months ended June 30, 2024, a decrease of $451,669 or 12.6% primarily driven by the termination of our A-10 Main Landing Gear Pods program, and decreased work performed on our B-52 Radar Racks program and F-16 Rudder Island program.

Factory overhead for the three months ended June 30, 2025 was $3,952,350 compared to $3,770,396 for the three months ended June 30, 2024, an increase of $181,954 or 4.8%. Factory overhead for the six months ended June 30, 2025 was $8,070,931 compared to $8,037,491 for the six months ended June 30, 2024, an increase of $33,440 or 0.4%.

Other cost of sales relates to items that can increase or decrease cost of sales such as changes in inventory reserves, changes in loss contract provisions, absorption variances and direct charges to cost of sales. Other cost of sales for the three months ended June 30, 2025 was $198,599 compared to a $5,533 for the three months ended June 30, 2024, an increase of $193,066 or 3,489.4%. The increase is primarily the result of increased inventory reserve requirements due to aged material.

Other cost of sales for the six months ended June 30, 2025 was $(106,023) compared to $103,022 for the six months ended June 30, 2024, a decrease in cost of $209,045 or 202.9%. The decrease is primarily driven by benefits realized on programs nearing completion during the three months ended March 31, 2025 partially offset by changes in inventory loss reserve.

Gross Profit

Gross profit and gross profit percentage (“gross margin”) for the three months ended June 30, 2025 and June 30, 2024 was $663,382 and 4.4% compared to $5,115,424 and 24.6% respectively, a decrease of $4,452,042, or 87.0%, and 2,020 basis points for the reasons noted above.

Gross profit and gross profit percentage (“gross margin”) for the six months ended June 30, 2025 was $2,312,857 and 7.6%, respectively, compared to $8,669,173 and 21.7%, respectively, for the six months ended June 30, 2024, a decrease of $6,356,316 or 73.3%, and 1,410 basis points for the reasons noted above.

Favorable/Unfavorable Adjustments to Gross Profit

During the three and six months ended June 30, 2025 and 2024, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in changes in total gross profit as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net Adjustment	$(3,966,358)	$(185,317)	$(7,095,588)	$(1,358,178)

The net adjustment of $4.0 million for the three months ended June 30,2025 is driven primarily by an unfavorable adjustment of $2.3 million associated with the termination of our A-10 program. Additional net unfavorable adjustments of $1.7 million were driven primarily by the NGJ Mid-Band Pod and the T-38 Classic Structural Modification Kits program were due to increased labor and material costs.

The net adjustment of $7.1 million for the six months ended June 30, 2025 is driven primarily by an unfavorable adjustment of $4.5 million associated with the termination of our A-10 program. Additional net unfavorable adjustments of $2.6 million were driven primarily by the NGJ Mid-Band Pod and the T-38 Classic Structural Modification Kits program were due to increased labor and material costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2025 were $2,654,024 compared to $2,775,935 for the three months ended June 30, 2024, a decrease of $121,911 or 4.4%. The decrease was primarily the result of lower professional fees and lower accrued compensation.

Selling, general and administrative expenses for the six months ended June 30, 2025 were $5,489,801 compared to $5,489,839 for the six months ended June 30, 2024, remained consistent.

Interest expense

Interest expense for the three months ended June 30, 2025 was $287,546, compared to $587,971for the three months ended June 30, 2024, a decrease of $300,425 or 51.1%. The decrease was primarily the result of lower year-over-year interest rates charged on our outstanding debt under the Credit Agreement, combined with a year-over-year decrease in the amount of our outstanding debt under the Credit Agreement.

Interest expense for the six months ended June 30, 2025 was $775,637, compared to $1,220,106 for the six months ended June 30, 2024, a decrease of $444,469 or 36.4%. The decrease was the result of lower year-over-year interest rates charged on our outstanding debt under the Credit Agreement, combined with a year-over-year decrease in the amount of our outstanding debt under the Credit Agreement.

Income (loss) Before Provision for Income Taxes

(Loss) income before provision for income taxes for the three months ended June 30, 2025 was ($2,272,708) compared to $1,751,518 for the three months ended June 30, 2024.

(Loss) income before provision for income taxes for the six months ended June 30, 2025 was ($3,945,601) compared to $1,959,228 for the six months ended June 30, 2024.

(Benefit)/Provision for Income Taxes

(Benefit)/provision for income taxes for the three months ended June 30, 2025 was $(947,749) compared to provision for income taxes of $341,572 for the three months ended June 30, 2024, a benefit increase of $1,289,321 or 377.5% is primarily related to the decrease in income.

The effective income tax rate for the three months ended June 30, 2025 and June 30, 2024 is 44.7% and 19.5%, respectively. The difference between the effective income tax rate for the three months ended June 30, 2025, and the statutory income tax rate of 21% is primarily due to the change in income and the relative impact of the estimated R&D credit, state income taxes and permanent tax differences.

(Benefit)/provision for income taxes for the six months ended June 30, 2025 was $(1,296,718) compared to a provision for income taxes of $381,044 for the six months ended June 30, 2024, a benefit increase of $1,677,762 or 440.3% is primarily the result of the change in income for the period.

The effective income tax rate for the six months ended June 30, 2025 and June 30, 2024 is 34.2% and 19.4%, respectively. The difference between the effective income tax rate for the six months ended June 30, 2025 and the statutory income tax rate of 21% for the six months ended June 30, 2024 is primarily due to the change in income and the relative impact of the estimated R&D credit, state income taxes and permanent tax differences.

Net (Loss)/Income and Earnings per Share

Net (loss) income for the three months ended June 30, 2025 was $(1,324,959) or $(0.10) per basic share, compared to net income of $1,409,946 or $0.11 per basic share, for the same period last year. Diluted (loss) per share was $(0.10) for the three months ended June 30, 2025 calculated utilizing 12,748,869 weighted average shares outstanding. Diluted income per share was $0.11 for the three months ended June 30, 2024 calculated utilizing 12,554,153 weighted average shares outstanding. The decrease in net income was primarily driven by a decrease in gross profit.

Net (loss) income for the six months ended June 30, 2025 was $(2,648,883) or $(0.21) per basic share, compared to net income of $1,578,184 or $0.13 per basic share, for the same period last year. Diluted (loss) per share was $(0.21) for the six months ended June 30, 2025 calculated utilizing 12,728,209 weighted average shares outstanding. Diluted income per share was $0.12 for the six months ended June 30, 2024 calculated utilizing 12,656,753 weighted average shares outstanding. The decrease in net income was primarily driven by a decrease in gross profit.

Liquidity and Capital Resources

General

At June 30, 2025, we had working capital of $13,066,383 compared to $17,122,111 at December 31, 2024, a decrease of $4,055,728 or 23.7%. The decrease was driven primarily by a decrease in cash.

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

At June 30, 2025, we had cash of $674,481 compared to $5,490,963 at December 31, 2024, a decrease of $4,816,482 or 87.7%. This decrease was primarily the result of cash flow used in operating activities and repayment of debt.

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

The Credit Agreement, as amended, requires us to maintain the following financial covenants: (a) minimum debt service coverage ratio of no less than 1.5 to 1.0 for trailing four fiscal quarter periods; (b) maximum leverage ratio of no less than 4.0 to 1.0 for trailing four fiscal quarter periods; (c) minimum net income after taxes as of the end of each fiscal quarter being no less than $1.00; and (d) a minimum adjusted EBITDA at the end of each fiscal quarter of no less than $1.0 million (collectively, the “Financial Covenants”). As of March 31, 2025, the Company was not in compliance with the Financial Covenants described in items (a), (c) and (d) above and the Company obtained a written waiver from the Lenders waiving the specified covenant non-compliance for the fiscal quarter ended March 31, 2025. As of June 30, 2025, the Company was not in compliance with all of the Financial Covenants. In addition, the Company did not satisfy the July 1, 2025 mandatory repayment requirement under the Credit Agreement (the “July 2025 Payment Obligation”), On August 14, 2025, the Company obtained a written waiver from the Lenders pursuant to which the Lenders (i) waived the Financial Covenant non-compliance for the fiscal quarter ended June 30, 2025 and (ii) temporarily waived non-compliance with the July 2025 Payment Obligation until September 30, 2025. The waiver is limited strictly to its terms and does not constitute a waiver or modification of any other provision of the Credit Agreement. A copy of the August 14, 2025 waiver letter is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q. Although the waivers cured the defaults for the first and second quarters, failure to comply with the financial covenants in future periods or make mandatory repayments could result in additional events of default, and unless further waivers or amendments are obtained, of which there is no assurance, future non-compliance could permit the Lenders to accelerate the Company’s outstanding obligations under the Credit Agreement and exercise other remedies available under the loan documents. The Company continues to monitor its financial performance and covenant compliance and may seek further waivers or amendments if necessary.

On August 19, 2025, the Company entered into a Fifteenth Amendment to the Credit Agreement (the “Fifteenth Amendment”). The amendment revised certain covenants to reflect specified adjustments for the quarter ended March 31, 2025 and for the quarter ended June 30, 2025. These covenant-based adjustments were designed to offset the effect of the termination of the A-10 Program on the Company’s compliance with its financial covenants. As a result of the Fifteenth Amendment, in accordance with ASC-470, the Company determined that it is reasonably possible it will meet its covenants within the next twelve months. A copy of the Fifteenth Amendment is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

The BankUnited Facility is secured by all of the Company’s assets and both the Revolving Loan and Term Loan bear interest at the Prime Rate + 2.0% per the 14th Amendment effective on November 13, 2024. The Prime Rate was 7.50% as of June 30, 2025 and as such, the Company’s interest rate on the Revolving Loan and Term Loan was 9.50% as of June 30, 2025.

As of June 30, 2025 and December 31, 2024, the Company had $16,140,000 and $17,390,000 outstanding under the Revolving Loan, respectively.

There is currently no availability for borrowings under the Revolving Loan and the Company finances its operations from internally generated cash flow.

Liquidity

We believe that our existing resources as of June 30, 2025 will be sufficient to meet our current working capital needs for at least the next 12 months from the date of issuance of our consolidated financial statements. However, our working capital requirements can vary significantly, depending in part on the timing of new program awards and the payment terms with our customers and suppliers. If our working capital needs exceed our cash flows from operations, we would look to our cash balances and availability for borrowings under our borrowing arrangement to satisfy those needs, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts, if at all.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025. Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of that date due to the material weakness described below.

During the second quarter, a Material Weakness was identified concerning the application of ASC-470 – Debt, more specifically as it relates to 470-10-45-11, that if a company is in violation of a debt covenant and it is probable that the borrower will not be able to comply with the covenant at measurement dates within the next twelve months, this debt shall be classified as short term. Due to the financial impact of the A-10 program, the Company was not able to meet the financial covenants for the second quarter and therefore obtained a waiver to remediate the non-compliance. As this waiver did not cover the twelve months from the date of the Company’s financial statements the Company had a potential misclassification of short and long term debt.

On August 19, 2025, the Company entered the Fifteenth Amendment which revised certain financial covenants to reflect specified adjustments for the quarter ended March 31, 2025 and for the quarter ended June 30, 2025. The Fifteenth Amendment also has customary terms and conditions, including representations, reaffirmations of prior obligations, and related provisions.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We are evaluating the material weakness and are developing a plan of remediation to strengthen the effectiveness of the design and operation of our internal control environment. The remediation plan will include enhancing our review procedures within our accounting department, implementing additional review procedures with respect to accumulation and evaluation of information that is known or knowable to the Company at the time, and applying that information to the applicable accounting guidance specifically as it relates to evaluating credit related covenants and the potential impact to the debt classification at period end in accordance with U.S. GAAP.

These matters have been reviewed with our audit committee.

Changes in Internal Control Over Financial Reporting

Except for the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

Credit Agreement Waiver and Amendment

On August 14, 2025, the Lenders issued a waiver under the Credit Agreement that waived the Company’s Financial Covenant non-compliance for the fiscal quarter ended June 30, 2025 and temporarily waived the non-compliance with the July 2025 Payment Obligation until September 30, 2025. On August 19, 2025, the Company executed the Fifteenth Amendment, which reflects specified adjustments to the Credit Agreement for the quarter ended March 31, 2025 and for the quarter ended June 30, 2025. These covenant-based adjustments are intended to mitigate the impact of the termination of the Company’s A-10 Program on the Company’s compliance with its financial covenants. The Fifteenth Amendment also has customary terms and conditions, including representations, reaffirmations of prior obligations, and related provisions. The foregoing descriptions of the waiver and the Fifteenth Amendment are qualified in their entirety by reference to the text thereof, copies of which are filed as Exhibits 10.1 and 10.2, respectively to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6 – Exhibits

Exhibit No.	Description
10.1*	Waiver Letter dated August 14, 2025, to Amended and Restated Credit Agreement, dated as of March 24, 2016, as amended, by and among CPI Aerostructures, Inc., BankUnited, N.A., and Dime Community Bank.
10.2*	Fifteenth Amendment to Amended and Restated Credit Agreement, dated as of August 19, 2025, by and among CPI Aerostructures, Inc., BankUnited, N.A., and Dime Community Bank.
31.1*	Section 302 Certification by Chief Executive Officer and President
31.2*	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
32.1**	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
101.INS**	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three months ended June 30, 2025 and 2024, (ii) Condensed Consolidated Balance Sheet as of June 30, 2025 and December 31, 2024, (iii) Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 2025 and 2024, (iv) Condensed Consolidated Statement of Changes in Equity for the three months ended June 30, 2025 and 2024 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: August 19, 2025	By.	/s/ Dorith Hakim
Dorith Hakim
Chief Executive Officer and President (Principal Executive Officer)

Dated: August 19, 2025	By.	/s/ Pamela Levesque
Pamela Levesque
Interim Chief Financial Officer (Principal Financial and Accounting Officer)