Form 10-Q
period 2025-09-30
CPI AEROSTRUCTURES INC
filed 2025-11-14
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, the registrant had 13,185,249 shares of common stock, $.001 par value, outstanding

Part I - Financial Information

Item 1 - Consolidated Financial

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Current Assets:
Cash	$546,591	$5,490,963
Accounts receivable, net	6,399,594	3,716,378
Contract assets, net	33,695,994	32,832,290
Inventory	593,605	918,288
Prepaid expenses and other current assets	552,585	634,534
Total Current Assets	41,788,369	43,592,453

Operating lease right-of-use assets	9,871,784	2,856,200
Property and equipment, net	565,542	767,904
Deferred tax asset, net	19,918,449	18,837,576
Goodwill	1,784,254	1,784,254
Other assets	127,624	143,615
Total Assets	$74,056,022	$67,982,002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,487,974	$11,097,685
Accrued expenses	4,449,051	7,922,316
Contract liabilities	1,992,910	2,430,663
Loss reserve	95,082	22,832
Current portion of line of credit	1,500,000	2,750,000
Current portion of long-term debt	5,449	26,483
Operating lease liabilities, current	1,400,596	2,162,154
Income taxes payable	21,253	58,209
Total Current Liabilities	25,952,315	26,470,342

Line of credit, net of current portion	14,390,000	14,640,000
Long-term operating lease liabilities	8,724,638	938,418
Total Liabilities	49,066,953	42,048,760

Commitments and Contingencies (see note 11)		—

Shareholders’ Equity:
Common stock - $.001 par value; authorized 50,000,000 shares, 12,988,814 and 12,978,741 shares, respectively, issued and outstanding	12,989	12,979
Additional paid-in capital	75,015,659	74,424,651
Accumulated deficit	(50,039,579)	(48,504,388)
Total Shareholders’ Equity	24,989,069	25,933,242
Total Liabilities and Shareholders’ Equity	$74,056,022	$67,982,002

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$19,269,102	$19,419,879	$49,848,818	$59,311,356
Cost of sales	14,962,788	15,200,210	43,229,647	46,422,514
Gross profit	4,306,314	4,219,669	6,619,171	12,888,842

Selling, general and administrative expenses	2,551,355	2,742,036	8,041,156	8,231,875
Income (loss) from operations	1,754,959	1,477,633	(1,421,985)	4,656,967

Other income	—	—	6,980	—
Interest expense	(387,922)	(573,366)	(1,163,559)	(1,793,472)
Income (loss) before provision for income taxes	1,367,037	904,267	(2,578,564)	2,863,495

Provision (benefit) provision for income taxes	253,345	154,590	(1,043,373)	535,634
Net Income (loss)	$1,113,692	$749,677	$(1,535,191)	$2,327,861

Income (loss) per common share, basic	$0.09	$0.06	$(0.12)	$0.19
Income (loss) per common share, diluted	$0.09	$0.06	$(0.12)	$0.18

Shares used in computing income per common share:
Basic	12,763,486	12,647,023	12,740,097	12,559,876
Diluted	12,818,191	12,717,128	12,740,097	12,650,340

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at January 1, 2025	12,978,741	$12,979	$74,424,651	$(48,504,388)	$25,933,242
Net loss	—	—	—	(1,323,924)	(1,323,924)
Issuance of common stock upon settlement of restricted stock, net	30,553	30	—	—	30
Stock-based compensation expense	—	—	320,199	—	320,199
Balance at March 31, 2025	13,009,294	$13,009	$74,744,850	$(49,828,312)	$24,929,547
Net loss	—	—	—	(1,324,959)	(1,324,959)
Issuance of common stock upon settlement of restricted stock, net	(31,035)	(31)	—	—	(31)
Stock-based compensation expense	—	—	168,614	—	168,614
Balance at June 30, 2025	12,978,259	$12,978	$74,913,464	$(51,153,271)	$23,773,171
Net income	—	—	—	1,113,692	1,113,692
Issuance of common stock upon settlement of restricted stock, net	10,555	11	—	—	11
Stock-based compensation expense	—	—	102,195	—	102,195
Balance at September 30, 2025	12,988,814	$12,989	$75,015,659	$(50,039,579)	$24,989,069

Balance at January 1, 2024	12,771,434	$12,771	$73,872,679	$(51,803,722)	$22,081,728
Net income	—	—	—	168,238	168,238
Issuance of common stock upon settlement of restricted stock, net	13,334	13	—	—	13
Stock-based compensation expense	—	—	281,510	—	281,510
Balance at March 31, 2024	12,784,768	$12,784	$74,154,189	$(51,635,484)	$22,531,489
Net income	—	—	—	1,409,946	1,409,946
Issuance of common stock upon settlement of restricted stock, net	178,095	179	—	—	179
Stock-based compensation expense	—	—	175,356	—	175,356
Balance at June 30, 2024	12,962,863	$12,963	$74,329,545	$(50,225,538)	$24,116,970
Net income	—	—	—	749,677	749,677
Issuance of common stock upon settlement of restricted stock, net	(29,455)	(30)	—	—	(30)
Stock-based compensation expense	—	—	72,743	—	72,743
Balance at September 30, 2024	12,933,408	$12,933	$74,402,288	$(49,475,861)	$24,939,360

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months ended September 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(1,535,191)	$2,327,861
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	266,262	305,260
Amortization of debt issuance cost	15,991	38,697
Stock-based compensation	591,018	529,771
Deferred income taxes	(1,080,873)	512,717
Provision for credit losses	(86,814)	144,565
Amortization of operating lease right-of-use assets	1,175,052	1,405,201
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,596,402)	(2,367,222)
(Increase) decrease in contract assets	(863,704)	1,693,097
Decrease in inventory	324,683	384,361
Decrease in prepaid expenses and other assets	81,949	300,168
Increase in accounts payable and accrued expenses	2,170,637	236,130
Decrease in contract liabilities	(437,753)	(4,547,502)
Decrease in operating lease liabilities	(1,165,974)	(1,486,359)
Increase (decrease) in loss reserve	72,250	(312,463)
Decrease in income taxes payable	(36,956)	(1,359)
Net cash used in operating activities	(3,105,825)	(837,077)

Cash flows from investing activities:
Purchase of property and equipment	(63,900)	(330,282)
Net cash used in investing activities	(63,900)	(330,282)

Cash flows from financing activities:
Principal payments on line of credit	(1,500,000)	(1,920,000)
Principal payments on long-term debt	(21,034)	(36,917)
Repayments of insurance financing obligation	(253,613)	(261,531)
Net cash used in financing activities	(1,774,647)	(2,218,448)

Net decrease in cash	(4,944,372)	(3,385,807)
Cash at beginning of period	5,490,963	5,094,794
Cash at end of period	$546,591	$1,708,987

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,258,054	$1,795,495
Income Taxes	$75,933	$36,457

Supplemental disclosure Non-Cash item:
Increase to operating right-of-use asset and operating lease liability from lease amendment	$8,190,636	$—

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The Company consists of CPI Aerostructures, Inc. (“CPI Aero”), Welding Metallurgy, Inc. (“WMI”), a wholly owned subsidiary of CPI Aero, and Compac Development Corporation, a wholly owned subsidiary of WMI (collectively, the “Company”, “we”, “us”, or “our”).

The condensed consolidated interim financial statements of the Company as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated balance sheet at December 31, 2024 has been derived from audited consolidated financial statements, but does not include all of the information and notes required by U.S. GAAP. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

The Company maintains its cash in multiple financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed insurance limits. As of September 30, 2025, the Company had $334,493 of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

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

Recently Issued Accounting Standards – Not Adopted

In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). This guidance removes all references to prospective and sequential stages (referred to as “project stages”) throughout ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. Under ASU 2025-06, cost capitalization should only commence when both management has authorized and committed to funding a software project and it is probable the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Entities may apply the guidance using a prospective, modified transition or retrospective approach. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the preferred transition approach and assessing the impact of the ASU on our disclosures and financial statements, including the timing of adoption.

In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, (“ASU 2025-05”) which provides a practical expedient to measure credit losses on accounts receivable and contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the timing of the adoption and the impact of ASU 2025-05 on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. In January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date,” which clarifies that all public business entities should initially adopt the disclosure requirements in the final annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The new guidance is effective for fiscal years beginning after December 15, 2026, which is our annual period beginning January 1, 2027, and interim reporting periods beginning after December 15, 2027, which will be our interim period beginning January 1, 2028. Early adoption of ASU 2024-03 is permitted. We are evaluating the impact of ASU 2025-01 in conjunction with ASU 2024-03.

2.	REVENUE

Disaggregation of Revenue

The following tables present the Company’s revenue disaggregated by contract type and revenue recognition method:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Government subcontracts	$15,522,738	$16,986,106	$39,115,821	$48,951,748
Prime government contracts	2,560,673	1,673,483	6,689,643	7,056,711
Commercial contracts	1,185,691	760,290	4,043,354	3,302,897
	$19,269,102	$19,419,879	$49,848,818	$59,311,356

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue recognized using over time revenue recognition model	$19,087,180	$19,092,000	$49,412,696	$58,558,552
Revenue recognized using point in time revenue recognition model	181,922	327,879	436,122	752,804
	$19,269,102	$19,419,879	$49,848,818	$59,311,356

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

Net EAC adjustments had the following impact on our gross profit during the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net Adjustment	$(1,014,387)	$(865,493)	$(8,109,975)	$(2,223,671)

The net adjustment of $1.0 million for the three months ended September 30, 2025 is driven primarily by an unfavorable adjustment associated with the F-16 Rudder Island program, and increased labor and material costs on the NGJ Mid-Band Pod, and Embraer Phenom-300 Engine Inlets Assembly programs.

The net adjustment of $8.1 million for the nine months ended September 30, 2025 is driven primarily by an unfavorable adjustment associated with the termination of the Boeing A-10 program and increased labor and material costs on the NGJ Mid-Band Pod, T-38 Classic Structural Modification Kits and Embraer Phenom-300 Engine Inlets Assembly programs.

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2025, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $100.1 million. This represents the amount of revenue the Company expects to recognize in the future on contracts with unsatisfied or partially satisfied performance obligations as of September 30, 2025.

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

	September 30, 2025	December 31, 2024	December 31, 2023
Contract assets	$33,695,994	$32,832,290	$35,312,068
Contract liabilities	1,992,910	2,430,663	5,937,629

Revenue recognized for the nine months ended September 30, 2025 and 2024 that was included in the contract liabilities balance as of January 1, 2025 and 2024, was approximately $1.6 million and $5.0 million, respectively.

4.	INVENTORY

The components of inventory consisted of the following:

	September 30, 2025	December 31, 2024
Raw materials	$275,888	$414,806
Work in progress	7,166	60,719
Finished goods	310,551	442,763
Inventory	$593,605	$918,288

5.	STOCK-BASED COMPENSATION

In 2009, the Company adopted the Performance Equity Plan 2009 (the “2009 Plan”). The 2009 Plan reserved 500,000 common shares for issuance. The 2009 Plan provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company. The Company has 2,364 shares available for grant under the 2009 Plan as of September 30, 2025.

In 2016, the Company adopted the 2016 Long Term Incentive Plan (the “2016 Plan”). The 2016 Plan reserved 600,000 common shares for issuance, provided that no more than 200,000 common shares be granted as incentive stock options. Awards may be made or granted to employees, officers, directors and consultants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Any shares of common stock granted in connection with awards other than stock options and stock appreciation rights are counted against the number of shares reserved for issuance under the 2016 Plan as one and one-half shares of common stock for every one share of common stock granted in connection with such award. Any shares of common stock granted in connection with stock options and stock appreciation rights are counted against the number of shares reserved for issuance under the 2016 Plan as one share for every one share of common stock issuable upon the exercise of such stock option or stock appreciation right awarded. In the fourth quarter of 2020, the Company added 800,000 shares to the 2016 Plan, which increased the number of shares reserved for issuance under the 2016 Plan to 1,400,000 shares. In the second quarter of 2023, the Company added an additional 800,000 shares to the 2016 Plan, which increased the number of shares for reserved for issuance under the 2016 Plan to 2,200,000 shares. The Company has 292,985 shares available for grant under the 2016 Plan as of September 30, 2025.

On June 24, 2025, the shareholders of the Company approved the 2025 Long-Term Incentive Plan (the “2025 Plan”) at the Company’s 2025 annual meeting of shareholders. The 2025 Plan had previously been approved by the Company’s Board of Directors (the “Board”) on April 28, 2025, upon the recommendation of the Company’s Compensation and Human Resources Committee, subject to shareholder approval. The 2025 Plan is intended to advance the Company’s interests by providing equity-based incentives to attract, retain, and motivate employees, officers, directors, and consultants. The plan authorizes the issuance of up to 800,000 shares of the Company’s common stock and allows for a variety of award types, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. The 2025 Plan is administered by the Company’s Compensation and Human Resources Committee, which has broad authority to determine the terms of individual awards, including eligibility, size, vesting conditions, performance criteria, and other terms. Awards may generally not be transferred and are subject to forfeiture under certain conditions. As of September 30, 2025, the Company had not issued any shares from the 2025 Plan.

Stock-based compensation expense for restricted stock in the consolidated statements of operations is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cost of sales	$—	$14,430	$—	$3,675
Selling, general and administrative	102,206	58,283	591,018	526,096
Total stock-based compensation expense	$102,206	$72,713	$591,018	$529,771

The Company grants restricted stock units (“RSUs”) to directors as partial compensation. These RSUs vest quarterly on a straight-line basis over a one-year period and will fully vest on October 1, 2025.

The following table summarizes activity related to outstanding RSUs for the nine months ended September 30, 2025:

	RSUs	Weighted Average Grant Date Fair Value of RSUs
Non-vested – January 1, 2025	—	$—
Granted	122,224	$4.29
Vested	(91,665)	$4.29
Forfeited	(3,704)	$4.29
Non-vested – September 30, 2025	26,855	$4.29

The Company grants shares of common stock (“Restricted Stock Awards” or “RSAs”) to select employees. These shares have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant. In the event that the employee’s employment is voluntarily terminated prior to certain vesting dates, portions of the shares may be forfeited. At September 30, 2025, the weighted average remaining amortization period was 1.9 years.

The following table summarizes activity related to outstanding Restricted Stock Awards for the nine months ended September 30, 2025:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value of Restricted Stock Awards
Non-vested – January 1, 2025	152,875	$2.86
Granted	—	$—
Vested	(44,075)	$2.98
Forfeited	(20,000)	$2.65
Non-vested – September 30, 2025	88,800	$2.85

The Company grants shares of common stock (“Performance Restricted Stock Awards” or “PRSAs”) to select officers as part of our long-term incentive program that will result in that number of PRSAs being paid out if the target performance metric is achieved. The award vesting is based on specific performance metrics related to accounts payable delinquency, debt, and net income during the performance period. The PRSAs vest at 0% or 100% and all three metrics must be met to vest at 100%. The PRSAs granted under this program will vest on the fourth anniversary of the grant date, subject to the aforementioned performance criteria. At September 30, 2025, weighted average remaining amortization period was 0.5 years.

The following table summarizes activity related to outstanding PRSAs for the nine months ended September 30, 2025:

	PRSAs	Weighted Average Grant Date Fair Value of PRSAs
Non-vested – January 1, 2025	44,076	$2.98
Granted	42,572	$2.94
Vested	—	$—
Forfeited	(44,076)	$2.98
Non-vested – September 30, 2025	42,572	$2.94

The fair value of all RSUs, PRSAs and RSAs is based on the closing price of our common stock on the grant date. All RSUs, PRSAs, and Restricted Stock Awards vest and settle in common stock (on a one-for-one basis).

As of September 30, 2025, unamortized stock-based compensation costs related to restricted share arrangements was $114,831.

6.	NET INCOME (LOSS) PER SHARE

Basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted income per common share is adjusted for the incremental shares attributed to unvested RSUs and RSAs. Incremental shares of 54,706 were used in the calculation of diluted income per common share for the three months ended September 30, 2025. Diluted loss per common share for the nine months ended September 30, 2025 is computed using the weighted-average number of common shares outstanding adjusted for the securities attributed to unvested RSUs and unvested RSAs. Securities that could potentially dilute basic earnings per share in the future, but that were excluded from the computation of diluted earnings per share because they were antidilutive for the nine months ended September 30, 2025 include 26,855 RSU and 88,800 RSA. Incremental shares of 70,105 and 90,463 were used in the calculation of diluted income per common share for the three and nine months ended September 30, 2024, respectively.

7.	LINE OF CREDIT AND LONG-TERM DEBT

On March 24, 2016, the Company entered into the Amended and Restated Credit Agreement with the lenders named therein and BankUnited N.A. as Sole Arranger, Agent and Collateral Agent (as amended from time to time, the “Credit Agreement” or the “BankUnited Facility”). The BankUnited Facility originally provided for a revolving credit loan commitment of $30 million (the “Revolving Credit Loans”) and a $10 million term loan (“Term Loan”). The Term Loan has been repaid. The Revolving Credit Loans bear interest at a rate based upon a pricing grid, as defined in the Credit Agreement.

On February 20, 2024, the Company entered into a Thirteenth Amendment to the Credit Agreement (the “Thirteenth Amendment”). Under the Thirteenth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Company’s Revolving Credit Loans to August 31, 2025; and (b) setting the aggregate maximum principal amount of all revolving line of credit loans to $19,800,000 from January 1, 2024 through March 31, 2024, $19,080,000 from April 1, 2024 through June 30, 2024, $18,360,000 from July 1, 2024 through September 30, 2024, $17,640,000 from October 1, 2024 through December 31, 2024, $16,920,000 from January 1, 2025 through March 31, 2025, $16,200,000 from April 1, 2025 through June 30, 2025 and $15,480,000 from July 1, 2025 onward, and for payments to be made by the Company to comply therewith (if any such payments are necessary), on the first day of each such period.

On November 13, 2024, the Company entered into a Fourteenth Amendment to the Credit Agreement (the “Fourteenth Amendment”). Under the Fourteenth Amendment, the parties amended the Credit Agreement by: (i) extending the maturity date of the Company’s Revolving Credit Loans to August 31, 2026; (ii) reducing the Base Rate Margin (as defined in the Credit Agreement) from 3.50% to 2.0%; (iii) resetting the aggregate maximum principal amount of all Revolving Credit Loans to $16,890,000 from January 1, 2025 through March 31, 2025, $16,140,000 from April 1, 2025 through June 30, 2025, $15,390,000 from July 1, 2025 through September 30, 2025, $14,640,000 from October 1, 2025 through December 31, 2025, $13,890,000 from January 1, 2026 through March 31, 2026, $13,140,000 from April 1, 2026 through June 30, 2026, and $12,390,000 from July 1, 2026 onward and for payments to be made by the Company to comply therewith (if any such payments are necessary), on the first day of each such period; and (iv) requiring the Company, if it does not deliver to BankUnited, N.A. by December 31, 2025, a commitment letter with banks and terms and conditions reasonably acceptable to the Lenders for refinancing the obligations under the Credit Agreement, to make a payment by January 31, 2026, equal to 2% of the aggregate outstanding principal amount of the Revolving Credit Loans as of December 31, 2025, with 50% of such payment applied to reduce the aggregate outstanding principal and the remaining 50% retained by the Lenders as an amendment fee with respect to the Fourteenth Amendment (the “Additional Payment Obligation”).

As of March 31, 2025, the Company was not in compliance with the Credit Agreement’s minimum debt service coverage ratio, minimum fiscal quarter net income after taxes, and minimum quarterly adjusted EBITDA financial covenants and the Company obtained a written waiver from the Lenders waiving the specified covenant non-compliance for the fiscal quarter ended March 31, 2025.

As of June 30, 2025, the Company was not in compliance with all the Credit Agreement’s financial covenants. In addition, the Company did not satisfy the July 1, 2025 mandatory repayment requirement under the Credit Agreement (the “July 2025 Payment Obligation”). On August 14, 2025, the Company obtained a written waiver from the Lenders pursuant to which the Lenders (i) waived the financial covenant non-compliance for the fiscal quarter ended June 30, 2025 and (ii) temporarily waived non-compliance with the July 2025 Payment Obligation until September 30, 2025.

On August 19, 2025, the Company executed a Fifteenth Amendment to the Credit Agreement (the “Fifteenth Amendment”). The amendment revised certain financial covenants to reflect specified adjustments for the quarters ended March 31, 2025 and June 30, 2025. These covenant-based adjustments were designed to offset the effect of the termination of the Company’s Boeing A-10 Program on covenant compliance.

As of September 30, 2025, the Company was not in compliance with the aggregate principal amount of all Revolving Credit Loans and the Company obtained a Waiver and Sixteenth Amendment to the Credit Agreement (the “Sixteenth Amendment”). The Sixteenth Amendment reset the aggregate maximum principal amount of all Revolving Credit Loans to $15,890,000 from July 1, 2025 through March 31, 2026, $15,140,000 from April 1, 2026 through June 30, 2026, $14,390,000 from July 1, 2026 through September 30, 2026, and $13,640,000 onward, and for payments to be made by the Company to comply therewith (if any such payments are necessary), on the first day of each such period, and waived the Company’s failure to make the July 2025 Payment Obligation on September 30, 2025. The Sixteenth Amendment also extended the maturity date of the Revolving Credit Loans to November 30, 2026, and waived the Additional Payment Obligation.

The Credit Agreement, as amended, requires us to maintain the following financial covenants: (a) minimum debt service coverage ratio of no less than 1.5 to 1.0 for trailing four fiscal quarter periods; (b) maximum leverage ratio of no less than 4.0 to 1.0 for trailing four fiscal quarter periods; (c) minimum net income after taxes as of the end of each fiscal quarter being no less than $1.00; and (d) a minimum adjusted EBITDA at the end of each fiscal quarter of no less than $1.0 million (collectively, the “Financial Covenants”). In accordance with ASC 470, the Company has determined that it is reasonably possible it will meet its covenants within the next 12 months.

Although waivers and Credit Agreement amendments cured the events of defaults described above, the Company’s failure to comply with the Financial Covenants in future periods or make mandatory repayments could result in additional events of default, and unless further waivers or amendments are obtained, of which there is no assurance, future non-compliance could permit the Lenders to accelerate the Company’s outstanding obligations under the Credit Agreement and exercise other remedies available under the loan documents.

The BankUnited Facility is secured by all the Company’s assets and the Revolving Credit Loans bore interest at the Prime Rate + 2.0%. The Prime Rate was 7.25% as of September 30, 2025 and as such, the Company’s interest rate on the Revolving Credit Loans was 9.5% as of September 30, 2025.

As of September 30, 2025 and December 31, 2024, the Company had $15,890,000 and $17,390,000 outstanding under the Revolving Credit Loans, respectively. $1,500,000 of the Revolving Credit Loans is payable by September 30, 2026 and the remaining balance of $14,390,000 of the Revolving Credit Loans matures and is payable by November 30, 2026, as amended November 13, 2025.

The Company has cumulatively paid approximately $962,000 of total debt issuance costs in connection with the BankUnited Facility, of which approximately $20,000 and $36,000 is unamortized and is included in other assets at September 30, 2025 and December 31, 2024, respectively.

Also included in short-term debt is financing leases of $5,449 and $26,483 at September 30, 2025 and December 31, 2024, respectively, included as current liabilities.

8.	MAJOR CUSTOMERS AND VENDORS

During the nine months ended September 30, 2025, our four largest customers accounted for 37%, 19%, 13% and 13% of revenue. During the nine months ended September 30, 2024, our four largest customers accounted for 35%, 24%, 12%, and 12% of revenue. During the three months ended September 30, 2025, our three largest customers accounted for 46%, 13% and 12% of revenue. During the three months ended September 30, 2024, our three largest customers accounted for 40%, 23% and 11% of revenue

At September 30, 2025, 54%, 13% and 11% of our accounts receivable were from three of our largest customers. At December 31, 2024, 21%, 18%, 16%, 12%, 12%, and 12% of accounts receivable were due from our six largest customers.

At September 30, 2025, 39%, 26%, and 19% of our contract assets were from three of our largest customers. At December 31, 2024, 27%, 20%, 16% and 15% of our contract assets were related to our four largest customers.

At September 30, 2025 12% of our accounts payable was from one of our largest vendors. At December 31, 2024, 13%, 12%, 11%, and 11% of our accounts payable was from our top 4 largest vendors.

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

For the nine months ended September 30, 2025 and 2024, the Company’s operating lease expense was $1,784,937 and $1,611,487, respectively. For the three months ended September 30, 2025 and 2024, the Company’s operating lease expense was $594,979 and $528,127, respectively.

Future minimum lease payments under non-cancellable operating leases as of September 30, 2025 were as follows:

For the Year Ending December 31,
Remainder of 2025	$576,133
2026	2,304,533
2027	2,336,077
2028	2,300,990
2029	2,360,515
Thereafter	3,249,720
Total undiscounted operating lease payments	13,127,968
Less imputed interest	(3,002,734)
Present value of operating lease payments	$10,125,234

The following table sets forth the right-of-use assets and operating lease liabilities as of:

	September 30, 2025	December 31, 2024
Assets
Right-of-use assets, net	$9,871,784	$2,856,200

Liabilities
Current operating lease liabilities	$1,400,596	$2,162,154
Long-term operating lease liabilities	8,724,638	938,418
Total lease liabilities	$10,125,234	$3,100,572

The Company’s weighted average remaining lease term for its operating leases is 5.5 years as of September 30, 2025. The Company’s weighted average discount rate for its operating leases is 9.5% as of September 30, 2025.

10.       INCOME TAXES

On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted. OBBBA includes a broad range of tax reform provisions affecting businesses. The Company does not expect this legislation to have a significant impact on its financial statements.

The (benefit)/provision for income tax for the nine months ended September 30, 2025 and 2024 was $(1,043,373) and $535,634, respectively. The provision for income tax for the three months ended September 30, 2025, and September 30, 2024 was $253,345 and $154,590, respectively.

The effective income tax rate for the nine months ended September 30, 2025 is 40.5%. The difference between the effective income tax rate for the nine months ended September 30, 2025 and the statutory income tax rate of 21% is due primarily to the estimated R&D credit, state income taxes and permanent tax differences.

The effective income tax rate for the three months ended September 30, 2025 is 18.5%. The difference between the effective income tax rate for the three months ended September 30, 2025 and the statutory income tax rate of 21% is due primarily to the estimated R&D credit, state income taxes and permanent tax differences.

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

As the Company has only one operating segment and is managed on a consolidated basis, the measure of profit or loss is consolidated net income or loss, which include all significant expenses and assets as presented in the consolidated financial statements which is consistent with the information provided to the CODM. Refer to the Condensed Consolidated Balance Sheet as of September 30, 2025 and December 31, 2024 and the Condensed Consolidated Statements of Operations for the financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2025 and 2024.

13.	RISK AND UNCERTAINTIES

Economic Environment

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

On October 1, 2025, the federal government entered a shutdown, after Congress failed to reach an agreement on a short-term spending deal or full-year appropriation. The defense industry, including our company, could be impacted if the shutdown becomes prolonged, stemming from slow downs in incremental funding on existing contracts or delays in payments on government contract invoices. Since government employees are furloughed, many critical operations will cease, including purchase order acceptance and new contract awards.

Boeing A-10 Program Contract Termination

On May 7, 2025, the Company submitted to The Boeing Company a Request for Equitable Pricing Adjustment on the Boeing A-10 program addressing higher manufacturing costs on its 2019 firm fixed price contract. Subsequently, on July 14, 2025, the Company received a Termination Notice from The Boeing Company with respect to the Boeing A-10 program directing the Company to scrap and return materials and tooling to the Air Force prior to August 15, 2025 when funding would no longer be available. The company continues to have correspondence with the Boeing Company over the termination of the Boeing A-10 program.

In light of these events, and in conjunction with the Air Force’s decision to accelerate the retirement of the Boeing A-10 fleet, the Company evaluated the situation and recognized an adjustment to address the risk during the quarter ended June 30, 2025. The Company will continue to evaluate the situation and will recognize further adjustments if required, in the period in which a reasonable estimate can be determined.

14.	SUBSEQUENT EVENTS

Credit Agreement Waiver; Sixteenth Amendment to Credit Agreement

On November 13, 2025, the Company entered into a Sixteenth Amendment to its Credit Agreement. The amendment extended the maturity of the revolving credit facility to November 30, 2026, adjusted borrowing limits for future periods, waived a failure to pay principal, and eliminated a prior contingent payment requirement. See Note 7 for additional information concerning the amendment and the Credit Facility.

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

Business Operations

CPI Aero is a prime contractor to the U.S. Department of Defense as well as a Tier 1 subcontractor to some of the largest aerospace and defense contractors in the world. CPI Aero provides engineering, program management, supply chain management, assembly operations and MRO services to this global network of customers. CPI Aero is recognized as a leader within the international aerospace market in such areas as aircraft structural assemblies, military advanced tactical pod structures, engine air inlets, and complex welded products. CPI Aero’s customer base enjoys a unique combination of large-company capabilities, matched with small-company value, responsiveness, and personal customer service.

Recent Developments

Credit Agreement Waiver

On November 13, 2025, CPI Aerostructures, Inc. entered into a Sixteenth Amendment to its Credit Agreement with BankUnited, N.A. and the lenders party thereto. The amendment extended the maturity of the revolving credit facility to November 30, 2026, adjusted borrowing limits for future periods, waived a failure to pay principal, and eliminated a prior contingent payment requirement. For additional information, see “Liquidity and Capital Resources — Bank Credit Facilities” below.

Appointment of Interim Chief Financial Officer

Effective July 22, 2025, Pamela Levesque, a Company director, was appointed to the positions of Interim Chief Financial Officer and Secretary. Ms. Levesque will also serve as Interim Chief Financial Officer and Secretary of each of the Company’s wholly owned subsidiaries, Welding Metallurgy, Inc. and Compac Development Corporation. Please refer to our Form 8-K filed on July 28, 2025 for additional information.

Backlog

We produce complex custom structural assemblies pursuant to long-term contracts and customer purchase orders. Funded backlog consists of aggregate funded values under such contracts and purchase orders, excluding the portion previously included in operating revenues pursuant to Accounting Standards Codification Topic 606 (“ASC 606”). Unfunded backlog is the estimated amount of future orders under the expected duration of the programs. Substantially all of our backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts.

Our total backlog as of September 30, 2025 and December 31, 2024 is shown below.

Backlog (Total)	September 30, 2025	December 31, 2024
Funded	$100,051,000	$85,039,000
Unfunded	408,912,000	425,232,000
Total	$508,963,000	$510,271,000

Approximately 96% of the total amount of our backlog at September 30, 2025 was attributable to government and military contractor contracts. Our backlog attributable to government contracts at September 30, 2025 and December 31, 2024 was as follows:

Backlog (Government)	September 30, 2025	December 31, 2024
Funded	$97,091,000	$82,262,000
Unfunded	390,875,000	404,256,000
Total	$487,966,000	$486,518,000

Our backlog attributable to commercial contracts at September 30, 2025 and December 31, 2024 was as follows:

Backlog (Commercial)	September 30, 2025	December 31, 2024
Funded	$2,960,000	$2,777,000
Unfunded	18,037,000	20,976,000
Total	$20,997,000	$23,753,000

The total backlog at September 30, 2025 is primarily comprised of long-term programs with Raytheon (NGJ Mid-Band Pods and Advanced Tactical Pods), L3Harris (NGJ Low-Band Pods), Lockheed Martin (F-16 RI/DCC’s), Raytheon (B-52 Radar Racks), Sikorsky (MH-60 Seahawk Stabilator MRO).

The funded backlog at September 30, 2025 is primarily from purchase orders under long-term contracts with Raytheon (NGJ Mid-Band Pods and Advanced Tactical Pods), USAF (T-38 Classic Structural Modification Kits) and Lockheed Martin (F-16 RI/DCC’s).

Critical Accounting Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K, for a discussion of our critical accounting estimates. There have been no significant changes to the application of our critical accounting estimates during the nine months ended September 30, 2025.

Results of Operations

Revenue

Total Revenue for the three months ended September 30, 2025 was $19,269,102 compared to $19,419,879 for the same period last year, a decrease of $150,777 or 0.8%, driven primarily by the termination of the Boeing A-10 Main Landing Gear Pods program offset by timing of material receipts to our NGJ Mid-Band Pods Programs.

Total Revenue for the nine months ended September 30, 2025 was $49,848,818 compared to $59,311,356 for the same period last year, a decrease of $9,462,538 or 16%, driven primarily by the unfavorable adjustment associated with the termination of the Boeing A-10 Main Landing Gear Pods program, timing of material receipts on our MS-110/TACSAR pod program and completion of the F-35 program, offset by higher production volume in our NGJ Mid-Band Pods and MH-60 Seahawk Stabilator MRO programs.

Revenue from military subcontracts was $15,522,738 for the three months ended September 30, 2025 compared to $16,986,106 for the three months ended September 30, 2024, a decrease of $1,463,368 or 8.6%, driven primarily associated with the termination of the Boeing A-10 Main Landing Gear Pods program and lower revenue on the Sikorsky CH-53K Welded Tubes program offset by timing of material receipts on our NGJ Mid-Band Pods Programs.

Revenue from military subcontracts was $39,115,821 for the nine months ended September 30, 2025 compared to $48,951,748 for the nine months ended September 30, 2024, a decrease of $9,835,927 or 20.1%, driven primarily by the unfavorable adjustment associated with the termination of the Boeing A-10 Main Landing Gear Pods program, timing of material receipts on our MS-110/TACSAR pod program and completion of the F-35 program, offset by higher production volume in our NGJ Mid-Band Pods and MH-60 Seahawk Stabilator MRO programs.

Revenue from government military contracts was $2,560,673 for the three months ended September 30, 2025 compared to $1,673,483 for the three months ended September 30, 2024, an increase of $887,190 or 53.0%, driven primarily by timing of material receipts in our USAF T-38 Pacer Classic Structural Modification Kits program.

Revenue from government military contracts was $6,689,643 for the nine months ended September 30, 2025 compared to $7,056,711 for the nine months ended September 30, 2024, a decrease of $367,068 or 5.2%, driven primarily by timing of material receipts in our USAF T-38 Pacer Classic Structural Modification Kits program.

Revenue from commercial subcontracts was $1,185,691 for the three months ended September 30, 2025 compared to $760,290 for the three months ended September 30, 2024, an increase of $425,401 or 56.0%, driven primarily by the commencement in our Embraer Phenom-100 Engine Inlet Assemblies programs.

Revenue from commercial subcontracts was $4,043,354 for the nine months ended September 30, 2025 compared to $3,302,897 for the nine months ended September 30, 2024, an increase of $740,457 or 22.4%, primarily driven by the commencement in our Embraer Phenom-100 Engine Inlet Assemblies and Collins Compac Enclosures programs.

Cost of Sales

Total Cost of Sales for the three months ended September 30, 2025 and 2024 was $14,962,788 and $15,200,210, respectively, a decrease of $237,422 or 1.6%.

Total Cost of Sales for the nine months ended September 30, 2025 and 2024 was $43,229,647 and $46,422,514, respectively, a decrease of $3,192,867 or 6.9%.

The components of the cost of sales were as follows:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Procurement	$9,605,276	$9,219,097	$26,760,166	$28,702,158
Labor	1,470,358	1,861,505	4,617,419	5,460,235
Factory overhead	4,101,453	4,021,411	12,172,384	12,058,902
Other cost of sales	(214,299)	98,197	(320,322)	201,219
Cost of sales	$14,962,788	$15,200,210	$43,229,647	$46,422,514

Procurement for the three months ended September 30, 2025 was $9,605,276 compared to $9,219,097 for the three months ended September 30, 2024, an increase of $386,179 or 4.2%, driven primarily by increased material receipts for our NGJ Mid-band pod and USAF T-38 Pacer Classic Structural Modification Kits programs offset by the termination of the Boeing A-10 Main Landing Gear Pods program.

Procurement for the nine months ended September 30, 2025 was $26,760,166 compared to $28,702,158 for the nine months ended September 30, 2024, a decrease of $1,941,992 or 6.8%, driven primarily by the termination of the Boeing A-10 Main Landing Gear Pods program and lower material receipts on the Collins MS-110 program, offset by increased material receipts on our NGJ POD program.

Labor costs for the three months ended September 30, 2025 were $1,470,358 compared to $1,861,505 for the three months ended September 30, 2024, a decrease of $391,147 or 21.0% primarily driven by the termination of the Boeing A-10 Main Landing Gear Pods program.

Labor costs for the nine months ended September 30, 2025 were $4,617,419 compared to $5,460,235 for the nine months ended September 30, 2024, a decrease of $842,816 or 15.4% primarily driven by the termination of the Boeing A-10 Main Landing Gear Pods program and timing of work performed on the F-16 Rudder Island program.

Factory overhead for the three months ended September 30, 2025 was $4,101,453 compared to $4,021,411 for the three months ended September 30, 2024, an increase of $80,042 or 2.0%.

Factory overhead for the nine months ended September 30, 2025 was $12,172,384 compared to $12,058,902 for the nine months ended September 30, 2024, an increase of $113,482 or 0.9%.

Other cost of sales relates to items that can increase or decrease cost of sales such as changes in inventory reserves, changes in loss contract provisions, absorption variances and direct charges to cost of sales. Other cost of sales for the three months ended September 30, 2025 was $(214,299) compared to a $98,197 for the three months ended September 30, 2024, a decrease of $312,496 or 318.2%. The decrease is primarily the benefits realized on programs nearing completion.

Other cost of sales for the nine months ended September 30, 2025 was $(320,322) compared to $201,219 for the nine months ended September 30, 2024, a decrease in cost of $521,541 or 259.2%. The decrease is primarily driven by benefits realized on programs nearing completion during the three months ended March 31, 2025 partially offset by changes in inventory loss reserve.

Gross Profit

Gross profit and gross profit percentage (“gross margin”) for the three months ended September 30, 2025 and September 30, 2024 was $4,306,314 and 22.3% compared to $4,219,669 and 21.7% respectively, an increase of $86,645 or 2.1%, and 60 basis points for the reasons noted above.

Gross margin for the nine months ended September 30, 2025 was $6,619,171 and 13.3%, respectively, compared to $12,888,842 and 21.7%, respectively, for the nine months ended September 30, 2024, a decrease of $6,269,671 or 48.6%, and 840 basis points for the reasons noted above.

Favorable/Unfavorable Adjustments to Gross Profit

During the three and nine months ended September 30, 2025 and 2024, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in changes in total gross profit as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net Adjustment	$(1,014,387)	$(865,493)	$(8,109,975)	$(2,223,671)

The net adjustment of $1.0 million for the three months ended September 30, 2025 is driven primarily by an unfavorable adjustment associated with the F-16 Rudder Island program, and increased labor and material costs on the NGJ Mid-Band Pod, and Embraer Phenom-300 Engine Inlets Assembly programs.

The net adjustment of $8.1 million for the nine months ended September 30, 2025 is driven primarily by an unfavorable adjustment associated with the termination of the Boeing A-10 program and increased labor and material costs on the NGJ Mid-Band Pod, T-38 Classic Structural Modification Kits and Embraer Phenom-300 Engine Inlets Assembly programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2025 were $2,551,355 compared to $2,742,036 for the three months ended September 30, 2024, a decrease of $190,681 or 7.0%. The decrease was primarily due to lower salary related costs.

Selling, general and administrative expenses for the nine months ended September 30, 2025 were $8,041,156 compared to $8,231,875 for the nine months ended September 30, 2024, a decrease of $190,719 or 2.3%. The decrease was primarily due to lower salary related costs.

Interest expense

Interest expense for the three months ended September 30, 2025 was $387,922, compared to $573,366 for the three months ended September 30, 2024, a decrease of $185,444 or 32.3%. The decrease was primarily the result of lower year-over-year interest rates charged on our outstanding debt under the Credit Agreement, combined with a year-over-year decrease in the amount of our outstanding debt under the Credit Agreement.

Interest expense for the nine months ended September 30, 2025 was $1,163,559, compared to $1,793,472 for the nine months ended September 30, 2024, a decrease of $629,913 or 35.1%. The decrease was the result of lower year-over-year interest rates charged on our outstanding debt under the Credit Agreement, combined with a year-over-year decrease in the amount of our outstanding debt under the Credit Agreement.

Income (loss) Before Provision for Income Taxes

Income before provision for income taxes for the three months ended September 30, 2025 was $1,367,037 compared to $904,267 for the three months ended September 30, 2024.

(Loss) income before provision for income taxes for the nine months ended September 30, 2025 was ($2,578,564) compared to $2,863,495 for the nine months ended September 30, 2024.

(Benefit)/Provision for Income Taxes

Provision for income taxes for the three months ended September 30, 2025 was $253,345 compared to provision for income taxes of $154,590 for the three months ended September 30, 2024, an increase of $98,755 or 63.9% is primarily related to the increase in net income.

The effective income tax rate for the three months ended September 30, 2025 and September 30, 2024 is 18.5% and 17.1%, respectively. The difference between the effective income tax rate for the three months ended September 30, 2025 and the statutory income tax rate of 21% is primarily due to the estimated R&D credit, state income taxes and permanent tax differences. The difference between the effective income tax rate for the three months ended September 30, 2024 and the statutory income tax rate of 21% is primarily due to estimated R&D credit, state income taxes and permanent tax differences.

(Benefit)/provision for income taxes for the nine months ended September 30, 2025 was $(1,043,373) compared to a provision for income taxes of $535,634 for the nine months ended September 30, 2024, a benefit increase of $1,579,007 or 294.8% is primarily the result of the change in net income for the period.

The effective income tax rate for the nine months ended September 30, 2025 and September 30, 2024 is 40.5% and 18.7%, respectively. The difference between the effective income tax rate for the nine months ended September 30, 2025 and the statutory income tax rate of 21% is primarily due to the estimated R&D credit, state income taxes and permanent tax differences. The difference between the effective income tax rate for the nine months ended September 30, 2024 and the statutory income tax rate of 21% is primarily due to estimated R&D credit, state income taxes and permanent tax differences.

Net Income/(Loss) and Earnings per Share

Net income for the three months ended September 30, 2025 was $1,113,692 or $0.09 per basic share using 12,763,486 weighted average basic shares outstanding, compared to net income of $749,677 or $0.06 per basic share using 12,647,023 weighted average basic shares outstanding, for the same period last year. Diluted income per share was $0.09 for the three months ended September 30, 2025 calculated utilizing 12,818,191 weighted average shares outstanding. Diluted income per share was $0.06 for the three months ended September 30, 2024 calculated utilizing 12,717,128 weighted average shares outstanding. The increase in net income was primarily driven by decreases in selling, general and administrative expenses and interest expense.

Net (loss) income for the nine months ended September 30, 2025 was $(1,535,191) or $(0.12) per basic share using 12,740,097 weighted average basic shares outstanding, compared to net income of $2,327,861 or $0.19 per basic share using 12,559,876 weighted average basic shares outstanding, for the same period last year. Diluted (loss) per share was $(0.12) for the nine months ended September 30, 2025 calculated utilizing 12,740,097 weighted average shares outstanding. Diluted income per share was $0.18 for the nine months ended September 30, 2024 calculated utilizing 12,650,340 weighted average shares outstanding. The decrease in net income was primarily driven by a decrease in gross profit offset by the benefit increase in income taxes.

Liquidity and Capital Resources

General

At September 30, 2025, we had working capital of $15,836,054 compared to $17,122,111 at December 31, 2024, a decrease of $1,286,057 or 7.5%. The decrease was driven primarily by a decrease in cash and accrued liabilities offset by increases in accounts payable, accounts receivable, contract assets and current portion of line of credit.

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

Because ASC 606 requires us to use estimates in determining revenue, costs and profits and in assigning the amounts to accounting periods, there can be a significant disparity between earnings as reported and actual cash that we receive during any reporting period. Accordingly, it is possible that we may have a shortfall in our cash flow and may need to borrow money or take steps to defer cash outflows until the reported earnings materialize into actual cash receipts.

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

At September 30, 2025, we had cash of $546,591 compared to $5,490,963 at December 31, 2024, a decrease of $4,944,372 or 90%. This decrease was primarily the result of cash flow used in operating activities and repayment of debt.

Bank Credit Facilities

On March 24, 2016, the Company entered into the Amended and Restated Credit Agreement with the lenders named therein and BankUnited N.A. as Sole Arranger, Agent and Collateral Agent (as amended from time to time, the “Credit Agreement” or the “BankUnited Facility”). The BankUnited Facility originally provided for a revolving credit loan commitment of $30 million (the “Revolving Credit Loans”) and a $10 million term loan (“Term Loan”). The Term Loan has been repaid. The Revolving Loan bears interest at a rate based upon a pricing grid, as defined in the Credit Agreement.

On February 20, 2024, the Company entered into a Thirteenth Amendment to the Credit Agreement (the “Thirteenth Amendment”). Under the Thirteenth Amendment, the parties amended the Credit Agreement by (a) extending the maturity date of the Company’s Revolving Credit Loans to August 31, 2025; and (b) setting the aggregate maximum principal amount of all revolving line of credit loans to $19,800,000 from January 1, 2024 through March 31, 2024, $19,080,000 from April 1, 2024 through June 30, 2024, $18,360,000 from July 1, 2024 through September 30, 2024, $17,640,000 from October 1, 2024 through December 31, 2024, $16,920,000 from January 1, 2025 through March 31, 2025, $16,200,000 from April 1, 2025 through June 30, 2025 and $15,480,000 from July 1, 2025 onward, and for payments to be made by the Company to comply therewith (if any such payments are necessary), on the first day of each such period.

On November 13, 2024, the Company entered into a Fourteenth Amendment to the Credit Agreement (the “Fourteenth Amendment”). Under the Fourteenth Amendment, the parties amended the Credit Agreement by: (i) extending the maturity date of the Company’s Revolving Credit Loans to August 31, 2026; (ii) reducing the Base Rate Margin (as defined in the Credit Agreement) from 3.50% to 2.0%; (iii) resetting the aggregate maximum principal amount of all Revolving Credit Loans to $16,890,000 from January 1, 2025 through March 31, 2025, $16,140,000 from April 1, 2025 through June 30, 2025, $15,390,000 from July 1, 2025 through September 30, 2025, $14,640,000 from October 1, 2025 through December 31, 2025, $13,890,000 from January 1, 2026 through March 31, 2026, $13,140,000 from April 1, 2026 through June 30, 2026, and $12,390,000 from July 1, 2026 onward and for payments to be made by the Company to comply therewith (if any such payments are necessary), on the first day of each such period; and (iv) requiring the Company, if it does not deliver to BankUnited, N.A. by December 31, 2025, a commitment letter with banks and terms and conditions reasonably acceptable to the Lenders for refinancing the obligations under the Credit Agreement, to make a payment by January 31, 2026, equal to 2% of the aggregate outstanding principal amount of the Revolving Credit Loans as of December 31, 2025, with 50% of such payment applied to reduce the aggregate outstanding principal and the remaining 50% retained by the Lenders as an amendment fee with respect to the Fourteenth Amendment (the “Additional Payment Obligation”).

As of March 31, 2025, the Company was not in compliance with the Credit Agreement’s minimum debt service coverage ratio, minimum fiscal quarter net income after taxes, and minimum quarterly adjusted EBITDA financial covenants and the Company obtained a written waiver from the Lenders waiving the specified covenant non-compliance for the fiscal quarter ended March 31, 2025.

As of June 30, 2025, the Company was not in compliance with all the Credit Agreement’s financial covenants. In addition, the Company did not satisfy the July 1, 2025 mandatory repayment requirement under the Credit Agreement (the “July 2025 Payment Obligation”). On August 14, 2025, the Company obtained a written waiver from the Lenders pursuant to which the Lenders (i) waived the financial covenant non-compliance for the fiscal quarter ended June 30, 2025 and (ii) temporarily waived non-compliance with the July 2025 Payment Obligation until September 30, 2025.

On August 19, 2025, the Company executed a Fifteenth Amendment to the Credit Agreement (the “Fifteenth Amendment”). The amendment revised certain financial covenants to reflect specified adjustments for the quarters ended March 31, 2025 and June 30, 2025. These covenant-based adjustments were designed to offset the effect of the termination of the Company’s Boeing A-10 Program on covenant compliance.

As of September 30, 2025, the Company was not in compliance with the aggregate principal amount of all Revolving Credit Loans and the Company obtained a Waiver and Sixteenth Amendment to the Credit Agreement (the “Sixteenth Amendment”). The Sixteenth Amendment reset the aggregate maximum principal amount of all Revolving Credit Loans to $15,890,000 from July 1, 2025 through March 31, 2026, $15,140,000 from April 1, 2026 through June 30, 2026, $14,390,000 from July 1, 2026 through September 30, 2026, and $13,640,000 onward, and for payments to be made by the Company to comply therewith (if any such payments are necessary), on the first day of each such period, and waived the Company’s failure to make the July 2025 Payment Obligation on September 30, 2025. The Sixteenth Amendment also extended the maturity date of the Revolving Credit Loans to November 30, 2026, and waived the Additional Payment Obligation. A copy of the Waiver and Sixteenth Amendment to the Credit Agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

The Credit Agreement, as amended, requires us to maintain the following financial covenants: (a) minimum debt service coverage ratio of no less than 1.5 to 1.0 for trailing four fiscal quarter periods; (b) maximum leverage ratio of no less than 4.0 to 1.0 for trailing four fiscal quarter periods; (c) minimum net income after taxes as of the end of each fiscal quarter being no less than $1.00; and (d) a minimum adjusted EBITDA at the end of each fiscal quarter of no less than $1.0 million (collectively, the “Financial Covenants”). In accordance with ASC 470, the Company has determined that it is reasonably possible it will meet its covenants within the next 12 months.

Although waivers and Credit Agreement amendments cured the events of defaults described above, the Company’s failure to comply with the financial covenants in future periods or make mandatory repayments could result in additional events of default, and unless further waivers or amendments are obtained, of which there is no assurance, future non-compliance could permit the Lenders to accelerate the Company’s outstanding obligations under the Credit Agreement and exercise other remedies available under the loan documents. The Company continues to monitor its financial performance and covenant compliance and may seek further waivers or amendments, if necessary.

The BankUnited Facility is secured by all the Company’s assets and the Revolving Credit Loans bore interest at the Prime Rate + 2.0%. The Prime Rate was 7.25% as of September 30, 2025 and as such, the Company’s interest rate on the Revolving Credit Loans was 9.5% as of September 30, 2025.

As of September 30, 2025 and December 31, 2024, the Company had $15,890,000 and $17,390,000 outstanding under the Revolving Credit Loans, respectively.

There is currently no availability for borrowings under the Revolving Credit Loans and the Company finances its operations from internally generated cash flow.

Liquidity

We believe that our existing resources as of September 30, 2025 will be sufficient to meet our current working capital needs for at least the next 12 months from the date of issuance of our consolidated financial statements. However, our working capital requirements can vary significantly, depending in part on the timing of new program awards and the payment terms with our customers and suppliers. If our working capital needs exceed our cash flows from operations, we would look to our cash balances and availability for borrowings under our borrowing arrangement to satisfy those needs, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts, if at all.

Contractual Obligations

For information concerning our contractual obligations, see Contractual Obligations under Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Form 10-K.

Inflation

Inflation historically has not had a material effect on our operations, although the current inflationary environment in the U.S., and its impact on interest rates, supply chain, labor markets and general economic conditions, are factors that the Company actively monitors in an attempt to mitigate and manage potential negative impacts on and risks faced by the Company. The majority of the Company’s long-term contracts with its customers and suppliers reflect fixed pricing. When bidding for work, the Company takes inflation risk and supply side pricing risk into account in its proposals.

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

During the second quarter, a Material Weakness was identified concerning the application of ASC-470 – Debt, more specifically as it relates to 470-10-45-11, that if a company is in violation of a debt covenant and it is probable that the borrower will not be able to comply with the covenant at measurement dates within the next twelve months, this debt shall be classified as short term. Due to the financial impact of the Boeing A-10 program, the Company was not able to meet the financial covenants for the second quarter and therefore obtained a waiver to remediate the non-compliance. As this waiver did not cover the twelve months from the date of the Company’s financial statements the Company had a potential misclassification of short and long term debt.

On August 19, 2025, the Company executed the Fifteenth Amendment, which revised the definition of EBITDA for covenant-calculation purposes by permitting add-backs for the six months ended June 30, 2025 due to the Boeing A-10 program adjustments. The Fifteenth Amendment also has customary terms and conditions, including representations, reaffirmations of prior obligations, and related provisions.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The Company has begun to develop new controls designed to remediate the aforementioned material weakness pertaining to the application of ASC-470 – Debt which the Company implemented during the quarter ended September 30, 2025.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2025, the Company implemented a compliance checklist based on ASC 470-10 which provides guidance on the classification determination for obligations of callable debt for use by CPI’s finance management in reviewing the quarterly and annual covenant requirements.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

Credit Agreement Waiver and Amendment

On November 13, 2025, the Company entered into the Sixteenth Amendment. The Sixteenth Amendment amended the Credit Agreement by extending the maturity date of the Revolving Credit Loans to November 30, 2026, and (ii) resetting the aggregate maximum principal amount of all Revolving Credit Loans to $15,890,000 from July 1, 2025 through March 31, 2026, $15,140,000 from April 1, 2026 through June 30, 2026, $14,390,000 from July 1, 2026 through September 30, 2026, and $13,640,000 onward, and for payments to be made by the Company to comply therewith (if any such payments are necessary), on the first day of each such period. The Sixteenth Amendment also waived the Company’s failure make the July 2025 Payment Obligation on September 30, 2025 and waived the Additional Payment Obligation. The Sixteenth Amendment contains customary terms and conditions, including representations, reaffirmations of prior obligations, and related provisions.

The Company paid a $39,725 fee to the Lenders in connection with the Sixteenth Amendment.

The foregoing description is qualified in its entirety by reference to the Sixteenth Amendment, a copy of which is attached to this Form 10-Q as Exhibit 10.1 and incorporated herein by reference.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934) adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

Item 6 – Exhibits

Exhibit No.	Description
10.1*	Waiver and Sixteenth Amendment to Amended and Restated Credit Agreement, dated as of November 13, 2025, by and among CPI Aerostructures, Inc., BankUnited, N.A., and Dime Community Bank.
31.1*	Section 302 Certification by Chief Executive Officer and President
31.2*	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
32.1**	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
101.INS**	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

*   Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three months ended September 30, 2025 and 2024, (ii) Condensed Consolidated Balance Sheet as of September 30, 2025 and December 31, 2024, (iii) Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2025 and 2024, (iv) Condensed Consolidated Statement of Changes in Equity for the three months ended September 30, 2025 and 2024 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: November 13, 2025	By.	/s/ Dorith Hakim
Dorith Hakim
Chief Executive Officer and President (Principal Executive Officer)

Dated: November 13, 2025	By.	/s/ Pamela Levesque
Pamela Levesque
Interim Chief Financial Officer (Principal Financial and Accounting Officer)