Form 10-K
period 2025-12-31
CPI AEROSTRUCTURES INC
filed 2026-03-31
CIK 889348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐ No ☒

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on NYSE American on June 30, 2025 of $3.50) held by non-affiliates of the registrant was $41,170,073.

As of March 26, 2026, the registrant had 13,209,669 shares of common stock, $.001 par value, outstanding.

Documents Incorporated by Reference:

Portions of the CPI Aerostructures, Inc. Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

FORM 10-K
ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Annual Report on Form 10-K and in future filings by us with the Securities and Exchange Commission (“SEC”), the words or phrases “believe”, “expect,” “anticipate,” “intend”, “plan”, “may,” “will”, “should,” “could”, “estimate,” or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. There can be no assurance that future developments will be those that have been anticipated. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Further, such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Numerous factors, including the risk factors described in “Item 1A: “Risk Factors” in this Annual Report on Form 10-K, could cause our actual results to differ materially from those expressed in our forward-looking statements. We assume no obligation to revise or update any forward-looking statements for any reason except as required by law.

The forward-looking statements contained in this Annual Report on Form 10-K speak only as of the date of this report. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, changed circumstances, or changes in expectations.

You should read the financial information set forth below in conjunction with our consolidated financial statements and notes thereto.

PART I

Item 1.	BUSINESS

General

CPI Aerostructures, Inc., including its wholly owned subsidiary Welding Metallurgy, Inc. (“WMI”) and Compac Development Corporation, a wholly owned subsidiary of WMI (collectively, “CPI Aero”, the “Company”, “us”, or “we”) manufactures structural assemblies, integrated systems, and kitting services for the domestic and international aerospace and defense (“A&D”) markets. Our products are generally used by customers in the production and refurbishment of fixed wing aircraft, helicopters, electronic warfare (“EW”) systems, intelligence, surveillance, and reconnaissance (“ISR”) systems, missiles, autonomous systems, and other sophisticated A&D products. CPI Aero is a prime contractor to the U.S. Department of Defense as well as a Tier 1 subcontractor to some of the largest aerospace and defense contractors in the world. CPI Aero is recognized as a leader within the international aerospace market in such areas as aircraft structural assemblies, military advanced tactical pod structures, engine air inlets, and complex welded products. CPI Aero’s international customer base enjoys a unique combination of large-company capabilities, matched with small-company value, responsiveness, and personal customer service. Our products are used by OEMs within both commercial aerospace and national security markets. In addition to our assembly operations, we provide manufacturing engineering, program management, supply chain management, kitting, and maintenance repair and overhaul (“MRO”) services.

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

History

CPI Aerostructures, Inc. was founded in 1980 as a technical consulting firm under the name Composite Products International Inc. Within several years, the Company expanded its activities to include the manufacture of aircraft structural assemblies for U.S. military aircraft under contracts with the U.S. Government. By the late 1980s, the Company had broadened its operations to include the manufacture of aerostructures for commercial aircraft. During the 1990s, the Company became publicly traded and changed its name to CPI Aerostructures, Inc. Government contracts continued to represent a significant portion of the Company’s business, while the Company also increased its participation in the commercial aerospace market and expanded its relationships with original equipment manufacturers. On September 5, 2000, the Company’s common stock was listed on the American Stock Exchange (now known as NYSE American). During the following decade, the Company expanded its operations through additional aerospace program awards and by broadening the range of complex, mixed-commodity assemblies it manufactures. In 2018, CPI Aero acquired WMI, which expanded the Company’s manufacturing capabilities to include complex fusion welding and large-diameter tube bending. The acquisition also included Miller Stuart and Compac Development Corporation, which added capabilities in the fabrication of electrical cables, harnesses and enclosures. CPI Aero currently manufactures structural assemblies, integrated systems and provides repair/overhaul and kitting services for customers in the aerospace and defense industry and continues to expand its manufacturing capabilities in support of its aerospace and defense programs.

Products and Services

CPI Aero provides a range of manufacturing and related services in support of aerospace and defense programs. These services include program management, assembly integration, manufacturing engineering, tool design and fabrication, subcontracting, logistics, data management, configuration control, final assembly and test, quality assurance, product support, and maintenance, repair and overhaul. Our products are described in the following categories:

●       Aerostructures: New Production and Repair/Overhaul of Fielded Wing Structures and other Control Surfaces, Rudder Island/Drag Chute Canisters, Engine Inlets/Nacelles, Engine Exhaust Manifolds, Aircraft Doors and Windows, Aircraft Steps and Racks, and other Aircraft Secondary Structures

●       Aerosystems: Airborne Pod Structures and Integration of Internal Systems, Radar Housing Structures and Integrated Radar Housing Rack Systems

●       Small-to-Large Diameter Tube Bending: Complex Ducts and Tubes in Steel, Aluminum, Titanium, and Nickel Alloys, from ¼” to 5” diameter via fully automated NC Tube bending equipment

●       Complex Specialty Welding: Fusion Welded Fluid Tanks, Aerial Refueling Probes, Plenums, Tubes and Ducts and Resistance Welding (Spot and Seam) of fairings and complex metallic assemblies

●       Electrical Cables, Harness, and Enclosures: Wire Harnesses, Power Control Systems, Fuel Management Systems, Power Distribution Systems, Fully Integrated Electrical Control Systems, and RF enclosures

Engineering Services and Capabilities

As a build-to-print structural assemblies manufacturer, CPI Aero’s engineering focus is on executing customer contracts through product realization, and to support collaborative design development using design for manufacturing and assembly (“DFMA”), geometric dimensioning & tolerancing (“GD&T”), and tooling concept support. CPI Aero has experience with various types of detail part manufacturing that allows us to provide detailed design for manufacturing input during the design refinement process.

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

CPI Aero is capable and has experience in designing many types of assembly type tools up to and including large floor mounted, articulated tooling at high levels of precision. We are also capable of designing various types of tooling that can be 3D printed for rapid response. Understanding customers’ product performance requirements and incorporating product GD&T layouts and final tooling definitions and requirements supports product realization.

CPI Aero’s engineering team supports customer programs through engineering and manufacturing activities associated with the production and assembly of aerostructures and aerosystems.

Business Strategy

CPI Aero’s business development strategy focuses on supporting revenue and earnings growth through the expansion of its aerospace and defense manufacturing programs. CPI Aero’s future strategic direction is tied to aerostructures, aerosystems, supply chain, and kitting services, and a deeper market penetration of formerly acquired businesses in welding, tube bending, wire harnesses, and electronics. To accomplish this strategy, we are focused on executing on our current customer programs while pursuing new aerospace build-to-print opportunities - in both new production and MRO statements of work.

We believe that there has been a shift in the market for more build-to-print contracts by OEMs versus the past trend of design and build contracts. This trend aligns with CPI Aero’s build-to-print manufacturing capabilities. In addition, we expect to identify and close contracts for which the Company can provide additional manufacturing and integration services to customers (such as integrating sub-assemblies into higher level aerostructures and aerosystems statements of work) and we intend to pursue statements of work that require proportionately higher CPI Aero manufacturing content.

Another tenet of the CPI Aero business development strategy is portfolio reshaping of our existing business by identifying and closing long-term agreements or multi-year contracts, which provides an opportunity to firm-up supplier agreements and secure supplier capacity.

The final element of CPI Aero’s business development strategy is to build upon the Company’s existing customer relationships and to develop relationships with new customers. We intend to increase customer engagements by deploying our business development personnel to solidify existing customer relationships which have developed over many years and multiple programs. We have also added additional resources to our business development function to cultivate new relationships with new customers.

The Company seeks to support customer programs through the delivery of aerostructures and aerosystems in accordance with customer specifications and program schedules.

The Market

CPI Aero participates in the military aerospace market and serves a broad customer base, including defense prime contractors. The Company’s role as a subcontractor to defense prime contractors has also provided opportunities to act as a subcontractor in the production of commercial aircraft structures.

Over time, our Company has expanded its capabilities and operations, including its operational, global supply chain management, program management, and engineering capabilities, as well as its manufacturing facilities and equipment base. These developments have supported the Company’s ability to supply larger and more complex aerostructures and aerosystems products in support of government-related programs and to pursue opportunities within the commercial and business jet markets. The Company’s capabilities have also supported contracts related to MRO, kitting, tube bending, welding, and electronics.

Competition

We face competition in our role as both a prime contractor to the U.S. Government and as a Tier 1 or Tier 2 subcontractor to military and commercial aircraft manufacturers. With respect to aerostructures products, we often compete against much larger Tier 1 suppliers, such as Spirit Aerosystems, Kaman Aerospace, GKN Aerospace, Ducommun, and LMI Aerospace. We compete with these larger companies by delivering products with comparable levels of quality and performance while maintaining competitive pricing for our customers.

With respect to aerosystems products, such as our portfolio of EW and ISR integrated pod structures, we generally encounter fewer competitors and are not aware of competition from any of the aerostructures companies mentioned above. In these cases, we typically compete with the internal manufacturing arm of our customers. Our experience related to integrated pod structures, combined with our cost structure, supports our ability to compete for aerosystems contracts.

For certain unrestricted contracts for the U.S. Government, we may compete against well-established prime contractors, including Northrop Grumman, Lockheed Martin, and Boeing. All of these competitors possess significantly larger infrastructures, greater resources and the capabilities to respond to much larger contracts. Our ability to combine manufacturing capabilities with the operational flexibility and responsiveness of a smaller company supports our ability to compete for certain contracts.

While larger prime contractors compete for significant modification awards, they generally do not compete for awards in smaller modifications, spares and replacement parts, even for aircraft for which they are the original manufacturer. In certain instances, the large prime contractors often subcontract much of the work they win to their Tier 1 suppliers, and we may act as a subcontractor to them in these situations. Furthermore, in some cases these prime contractors are not permitted to bid, for example when the U.S. Government designates a contract as a Small Business Set-Aside. In these restricted contracts for the U.S. Government, CPI Aero typically competes against numerous small business competitors. We compete for these contracts based on our experience and expertise in responding to requests for proposals for government contracts.

Our Customers

Approximately $5.8 million and $5.1 million of our revenue for the years ended December 31, 2025 and 2024, respectively, were from customers outside the U.S. All other revenue for the years ended December 31, 2025 and 2024 has been attributable to customers within the U.S. We have no assets outside the U.S.

We serve a broad customer base in the military aerospace market, which we believe may reduce the potential impact of industry consolidation or potential defense budget reductions. Our role as a subcontractor to defense prime contractors has also provided opportunities to act as a subcontractor in the production of commercial aircraft structures, which we believe may also reduce our exposure to defense industry consolidation, government spending decisions, and other defense industry risks.

Our OEM customers in the defense sector include leading prime defense contractors such as:

●  Lockheed Martin Corporation - we provide products used in the production of Lockheed Martin Corporation’s (“Lockheed Martin”) F-16 Fighting Falcon. We also provide structural assemblies to Sikorsky, a Lockheed Martin company (“Sikorsky”), for many of their military helicopter platforms including the UH-60 BLACK HAWK©, MH-60 Seahawk, CH-53E and CH-53K King Stallion, and a special purpose helicopter.

● RTX Corporation, formerly Raytheon Technologies – we provide products to multiple business divisions of RTX Corporation (“Raytheon”): Raytheon (Next Generation Jammer – Mid-Band Pod, Advanced Tactical Pods, Intelligence, Surveillance and Airborne Reconnaissance Pods, Missile Wings, and Radar Racks) and Collins Aerospace (RF Enclosures).

● Northrop Grumman Corporation – we provide structural assemblies and kitting services for the Northrop Grumman Corporation (“NGC”) E-2D Advanced Hawkeye, various integrated radar and laser pod structures, welded tubes and aerial refueling probes, and welded fluid tanks for a classified program.

80% of our revenue in 2025 and 2024, was generated by subcontracts with defense prime contractors.

Our OEM customers in the civil aviation market include:

● Embraer S.A. Executive Jets – we provide engine inlet assemblies for Embraer S.A.’s (“Embraer”) Phenom 300 business jet and were subsequently awarded a contract to manufacture engine inlets for the Phenom 100 business jet.

9% and 6% of our revenue in 2025 and 2024, respectively, was generated by commercial contract sales.

CPI Aero also is a prime contractor to the DOD, primarily through contracts directly with the USAF and the Defense Logistics Agency (“DLA”), providing supply chain management, assembly & integration, and kitting services for the T-38 program.

11% and 14% of our revenue in 2025 and 2024, respectively, were generated by direct government sales.

Significant Contracts

Our most significant contracts are described below:

Military Aircraft – Subcontracts with Prime Contractors

E-2D Advanced Hawkeye: The NGC E-2D Advanced Hawkeye is an all-weather, carrier-based tactical Airborne Early Warning aircraft. The twin turboprop aircraft was designed and developed in the 1950s by the Grumman Aircraft Company for the U.S. Navy. The U.S. Navy aircraft has been progressively updated with the latest variant, the E-2D, first flying in 2007. In 2008, we received an initial $7.9 million order from NGC to provide structural kits used in the production of Outer Wing Panels (“OWP”) of the E-2D. We initially valued the long-term agreement at approximately $98 million over an eight-year period, with the potential to be in excess of $195 million over the life of the aircraft program. In February of 2019, we announced a new multi-year award valued at up to approximately $47.5 million. In June 2020, we announced that we had received firm orders valued in excess of $43 million and $5 million in long-lead funding in anticipation of purchase orders for OWP structural kits. In 2021, we received additional orders valued at approximately $11 million. Since 2008, the cumulative orders we have received on this program through December 31, 2025 exceed $210 million. We anticipate continuing to ship against these orders into 2026.

In February 2020, the Company’s subsidiary WMI received approximately $4 million in purchase orders from NGC to produce numerous welded structures and tubes for the E-2D Advanced Hawkeye. Under the terms of the purchase orders, WMI manufactured more than 140 different items in support of the production of at least 25 E-2D aircraft. CPI received follow-on orders for additional quantities of welded products in 2024 and 2025 totaling $2.2 million with deliveries out through 2028.

ALQ-249 Next Generation Jammer – Mid-Band Pod (“NGJ-MB”): The Raytheon NGJ-MB pod is an external jamming pod that will disrupt and degrade enemy aircraft and ground radar and communication systems, and will replace the ALQ-99 system on the U.S. Navy’s EA-6B Growler carrier-based electronic warfare aircraft. The U.S. Navy plans to install these pods on 139 EA-18G Growlers during the production phase. There are two pods per aircraft. There are also 11 EA-18Gs operated by the Royal Australian Air Force. Raytheon received an approximate $1.0 billion sole source contract from the U.S. Navy in April 2016, and CPI Aero has a contract with Raytheon to assemble the pod structural housing and air management system (“AMS”) and integrate customer furnished equipment. In 2019, Raytheon authorized CPI Aero to begin production of pod structures and AMS assemblies for the System Demonstration and Test Article (“SDTA”) phase of the NGJ-MB program. All SDTA pods and AMS assemblies’ orders received were valued in excess of $60.0 million and completed delivery as of December 31, 2022.

On November 16, 2021 the Company announced it was authorized by Raytheon to start the production phase of the program. The Company was awarded low rate production (“LRIP”) I and II orders valued at approximately $18.5 million. LRIP III, for which the Company was awarded an order of approximately $14.0 million in October 2022, and later definitized at $32.5 million. In November 2023, Raytheon issued a Memorandum for Record for Lot 4 with an anticipated Program Value of $32 million and an initial funding limit of $16.0 million. In December 2024, Lot 4 was fully funded at $33.4 million. In September of 2025, Lot 5 was awarded with ceiling price of $42.3 million. The Company estimates that the total value of the NGJ-MB program through production will be in excess of $254.4 million through 2030.

UH-60 “BLACK HAWK”: The Sikorsky UH-60 BLACK HAWK helicopter is a multi-mission rotary wing aircraft used by the U.S. military and other military operators. Among the mission configurations it serves are troop transport, medical evacuation, electronic warfare, attack, assault support, and special operations. More than 4,000 BLACK HAWK helicopters are in use today. CPI Aero manufactures several different structural assemblies, including welded structure for the BLACK HAWK. The majority of CPI Aero’s contracts for the BLACK HAWK are as a Tier 1 supplier to Sikorsky. The Company also is a Tier 2 supplier to GKN Aerospace and Ducommun for products ultimately used on the BLACK HAWK. In 2017, CPI Aero received an approximate $21 million long-term agreement through 2022 for the production of fuel panel assemblies, work it has performed for Sikorsky since 2010. Also in 2017, the Company received an $8 million long-term agreement through 2022 to manufacture machine gunner window assemblies for the BLACK HAWK, continuing work it has performed since 2010. A third five-year long-term agreement was awarded in January 2022, also for gunner window assemblies, estimated at $13.6 million with a period of performance from 2023-2027. In October 2024, CPI Aero received multiple purchase orders totaling $2.3 million for hover infrared suppression system (“HIRSS”) module assemblies for use as spares on older variants of the BLACK HAWK. The HIRSS is a defensive countermeasures system that is integral to the survival of the BLACK HAWK by reducing the opportunity for an infrared-seeking threat system to acquire, lock onto, track, and destroy the aircraft. Finally, in May 2021, the Company announced receiving a multi-year contract valued at up to $17.2 million for the repair and overhaul of outboard stabilator assemblies in support of the Sikorsky MH-60 SEAHAWK with deliveries through 2027. In late 2024, Sikorsky kicked off proposal efforts for the next SEAHAWK PBL commencing in 2027. In 2025, CPI received orders totaling $4.1 million.

F-16V Fighting Falcon: The Lockheed Martin F-16 multirole fighter aircraft widely used by military forces around the world. Approximately 3,000 operational F-16s are in service today in 25 countries. The F-16V is a newer variant sold to international air forces. In 2019, the Company announced it had been awarded a multi-year contract by Lockheed Martin to manufacture Rudder Island and Drag Chute Canister (“RI/DCC”) assemblies for the F-16V. The RI/DCC is a large structural sub-assembly that is installed on the tail section of the aircraft. CPI Aero deliveries began in 2021. In June 2020, the Company announced that it had been awarded an order from Lockheed Martin as part of the previously announced multi-year contract to manufacture RI/DCC assemblies for new production F-16 Block 70/72 aircraft, in March 2021 the Company announced that it had received an additional order for these assemblies for $9.2 million and in November 2022, the Company announced another follow-on order for these assemblies for $4 million. On August 28, 2023 CPI announced the receipt of a 2nd Multiyear long-term agreement with not-to-exceed funding of $34.4 million. The total value of the RI/DCC program, including both multi-year contracts is approximately $60 million. In 2024, Lockheed initiated proposal efforts for the next pricing period, the anticipated LTA3. This order will see deliveries out in 2029 and 2030 worth approximately $15 million.

CH-53K King Stallion: The CH-53K is a heavy-lift helicopter produced by Sikorsky for the U.S. Marine Corps. We manufacture build-to-specification titanium and aluminum welded tubes, The design of these tubes is proprietary to CPI Aero. In 2023, CPI received an undefinitized ceiling price order with a not-to-exceed of $17.4M. Through December 31, 2025, we had received orders totaling $9.4 million.

Airborne Pod Structure: In 2019, the Company received an initial purchase order from Raytheon to manufacture pod structures for an undisclosed application. The value of the order was approximately $2.3 million for manufacturing engineering services, development of assembly tooling, and the production of the prototypes. The undisclosed pod structure is currently under development. In October 2021, the Company announced that Raytheon awarded the Company an approximately $6.1 million contract modification that changes the scope of work the Company would perform and increases the quantity of pods to be produced. In December 2024 CPI received the initial funding for the follow-on order with additional funding received in June 2025. This program adds to the growing list of Airborne Pod Programs in CPI’s aerosystems portfolio. The SOW includes the design and development of assembly tools and fixturing, procurement of complex monolithic machine parts and other mixed-commodity parts, assembly and integration of the complete pod structure, and required testing. The total funding received as of December 31, 2025 was $22.7 million with additional funded orders anticipated in 2026.

Undisclosed Vehicle: In 2018, the Company started production of a welded tank for NGC for an undisclosed application on an undisclosed platform. The total value of orders received as of December 31, 2025 is $3.9 million. NGC awarded a new spares order in November 2025 with deliveries in 2026.

B-52 Radar Rack: In late 2021, the Company received an initial purchase order from Raytheon to manufacture radar rack structures for the B-52 Radar Modernization Program. The value of the order was approximately $4.0 million for manufacturing engineering services, development of assembly tooling, and the production of the initial units. The non-recurring and tooling phase of the program was completed and the initial 11 racks have been delivered in 2024. CPI submitted proposals for follow-on lots of racks and an award is anticipated in 2026.

Hypersonic Missile Wings: In March 2025, CPI received an order from Raytheon for wings for an undisclosed hypersonic missile program. This initial contract is worth approximately $3.8 million. Raytheon also requested proposals for the next two lots of missiles.

Next Generation Jammer – Low Band Pod: In August of 2024, the Company received a letter contract from a new customer, L3Harris Technologies to manufacture pod structures for the Next Generation Low Band Program. The estimated value of this first development phase of the program is approximately $12.1 million with initial Purchase Order funding received in fourth quarter of 2024 of $5 million for long lead material, manufacturing engineering services, development of assembly tooling, and the production of the initial units. The balance of funding, $7.1 million, for this development phase of the program is anticipated in 2026.

MS-110 & TacSAR Reconnaissance Airborne Pods: After nearly a decade-long hiatus, Raytheon (formerly Collins/UTC) awarded CPI Aero a contract to build an upgraded reconnaissance pod for sale to foreign air forces known as the Multispectral 110 or MS110 Pod. The MS-110 represents the next generation of the DB-110 Dual Band Reconnaissance System, which provides day and nighttime wide area, long-range imagery coverage. The initial contract was awarded to CPI in 2022 for approximately $7.5 million. Through June of 2025 an additional $2.0 million was added to the contract. Also in 2022, CPI was awarded a Developmental program for a Tactical Synthetic Aperture Radar (TacSAR) variant of the MS-110 Optical based Pod. The TacSAR Contract was funded at $4.0 million and includes Non-Recurring Engineering, Tooling, and one prototype pod.

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

T-38 Pacer Classic III, Phase 3 and TRIM: In July 2019, the Company announced a new $65.7 million IDIQ contract from the USAF for the final phase of PC III as well as TRIM. The TRIM program is a separate USAF structural modification effort that will extend the structural service life of T-38A and T-38 model types, as well as T-38C models that were not modified during PC III. Through December 31, 2020, the Company had received orders valued at approximately $15.3 million for the PC III, Phase 3 and TRIM programs, and in 2021, the Company announced it had received three separate orders for additional requirements valued at approximately $16.2 million. In 2025, CPI received orders totaling $12.4 million. Through December 2025, CPI has received funded orders under this long-term agreement totaling $61.1 million.

Commercial Aircraft – Subcontracts with Prime Contractors

Embraer Phenom 300: The Phenom 300 is a twin-engine, executive jet produced by Brazilian aircraft company Embraer that can carry between six and ten passengers and a crew of two. It is a widely used light business jet. We have been producing engine inlet assemblies for Embraer under a Life-of-Program agreement we entered into in 2012. In January 2024, we delivered the 800th shipset of inlets. In 2025, we received funded orders totaling $2.4 million.

Embraer Phenom 100: The Phenom 100 is a light executive business jet twin-engine, produced by Brazilian aircraft company Embraer that can carry up to six passengers and a crew of two. Embraer unveiled the Phenom 100EX, the Company’s latest evolution from the Phenom 100 series with over 400 aircraft in operation. Embraer has informed us in December 2024 that we have been selected to produce the engine inlets for this aircraft. In early 2025, we received an initial order of $1.4 million for Non-recurring Engineering, Tooling, and Low rate production of Inlets and incorporated these inlets into our Life-of-Program agreement with this customer. We anticipate our first deliveries to take place in 2026.

Backlog

We produce custom assemblies pursuant to long-term contracts and customer purchase orders. Funded backlog consists of the aggregate funded value of remaining performance obligations under such contracts and purchase orders, excluding the portion previously included in operating revenues pursuant to Accounting Standards Codification Topic 606 (“ASC 606”). Unfunded backlog is the estimated amount of future orders under the expected duration of the program. Substantially all of our unfunded backlog is subject to termination at will and rescheduling, without significant penalty. Funds are often appropriated for programs or contracts on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years. Therefore, our funded backlog does not include the full value of our contracts.

Backlog is not necessarily indicative of future revenues or the timing of such revenues. The realization of backlog depends on a number of factors, including program funding, customer requirements, and the continuation of the underlying programs. Backlog may also include amounts associated with options or anticipated orders under existing contracts that are not yet funded or awarded and are subject to change.

Our total backlog as of December 31, 2025 and 2024 was as follows:

Backlog (Total)	December 31, 2025	December 31, 2024
Funded	$91,818,000	$85,039,000
Unfunded	412,704,000	425,232,000
Total	$504,522,000	$510,271,000

Approximately 96% and 95% of the total amount of our backlog at December 31, 2025 and 2024 was attributable to government contracts. Our backlog attributable to government contracts at December 31, 2025 and 2024 was as follows:

Backlog (Government)	December 31, 2025	December 31, 2024
Funded	$89,067,000	$82,262,000
Unfunded	393,530,000	404,256,000
Total	$482,597,000	$486,518,000

Our backlog attributable to commercial contracts at December 31, 2025 and 2024 was as follows:

Backlog (Commercial)	December 31, 2025	December 31, 2024
Funded	$2,751,000	$2,777,000
Unfunded	19,174,000	20,976,000
Total	$21,925,000	$23,753,000

Material and Parts

We subcontract the production of substantially all the detail parts incorporated into our products to third-party manufacturers under firm fixed-price orders. Our decision of what to buy from which company is generally based upon whether the detail parts are available to meet required specifications at a cost and delivery schedule consistent with CPI’s build plan and our customer’s requirements. From time to time, we are required to purchase custom-made parts from sole suppliers or manufacturers in order to meet specific customer requirements.

We obtain our raw materials from several commercial sources. Although certain items are available only from limited sources of supply, we believe that alternative sources generally are available and that the loss of any single supplier would not have a material adverse effect on our business.

Government Regulation

Environmental Regulation

We are subject to regulations administered by the U.S. Environmental Protection Agency, the U.S. Occupational Safety and Health Administration, and various state, county, and local agencies acting in cooperation with federal and state authorities. Among other things, these regulatory bodies impose restrictions to control air, soil, and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use, and release of certain hazardous chemicals and substances. The regulatory framework imposes compliance burdens and risks on us. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose civil and criminal fines in the case of violations.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) imposes strict, joint and several liability on the present and former owners and operators of facilities that release hazardous substances into the environment. The Resource Conservation and Recovery Act of 1976 (“RCRA”) regulates the generation, transportation, treatment, storage, and disposal of hazardous waste. In New York State, the handling, storage, and disposal of hazardous substances are governed by the Environmental Conservation Law, which contains the New York counterparts of CERCLA and RCRA. In addition, the Occupational Safety and Health Act, which requires employers to provide a workplace free from recognized hazards that are likely to cause serious physical harm to employees, obligates employers to provide notice to employees regarding the presence of hazardous chemicals and to train employees in the use of such substances.

Our operations require the use of a limited amount of chemicals and other materials for painting and cleaning, including solvents and thinners, which are classified under applicable laws as hazardous chemicals and substances. We believe that we are in material compliance with applicable federal, state and local rules and regulations regarding the disposal of these chemicals and associated waste. We have obtained a permit from the Town of Islip, New York, Building Division to maintain a paint booth containing flammable liquids.

Federal Aviation Administration Regulation

We are subject to regulation by the Federal Aviation Administration (“FAA”) under the provisions of the Federal Aviation Act of 1958, as amended. The FAA prescribes standards and licensing requirements for aircraft and aircraft . We are subject to inspections by the FAA and may be subjected to fines and other penalties (including orders to cease production) for noncompliance with FAA regulations. Our failure to comply with applicable regulations could result in the termination of or our disqualification from some of our contracts, which could have a material adverse effect on our operations.

Government Contract Compliance

Our government contracts and sub-contracts are subject to the procurement rules and regulations of the U.S. Government. Many of the contract terms are dictated by these rules and regulations. Specifically, cost-based pricing is determined under the Federal Acquisition Regulation (“FAR”), which provides guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. Government contracts. For example, costs such as those related to charitable contributions, advertising, interest expense, and public relations are unallowable, and therefore not recoverable through sales. During and after the fulfillment of a government contract, we may be audited in respect of the direct and allocated indirect costs attributed to such contract. These audits may result in adjustments to our contract costs. Additionally, we may be subject to U.S. Government inquiries and investigations because of our participation in government procurement. Any inquiry or investigation can result in fines or limitations on our ability to continue to bid for government contracts and fulfill existing contracts. We believe that we are in material compliance with applicable federal, state, and local laws and regulations governing our operations and that we have obtained all material licenses and permits required for the operation of our business.

The U.S. Government generally has the ability to terminate our contracts, in whole or in part, without prior notice, for convenience or for default based on performance. If a U.S. Government contract were to be terminated for convenience, we generally would be protected by provisions covering reimbursement for costs incurred on the contract and profit on those costs, but not the anticipated profit that would have been earned had the contract been completed. In the unusual circumstance where a U.S. Government contract does not have such termination protection, we attempt to mitigate the termination risk through other means. Termination resulting from our default may expose us to liability and could have a material adverse effect on our ability to compete for other contracts. The U.S. Government also has the ability to stop work under a contract for a limited period of time for its convenience. In the event of a stop work order, we generally would be protected by provisions covering reimbursement for costs incurred on the contract to date and for costs associated with the temporary stoppage of work on the contract. However, such temporary stoppages and delays could introduce inefficiencies for which we may not be able to negotiate full recovery from the U.S. Government and could ultimately result in termination for convenience or reduced future orders on certain contracts. Additionally, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts, even if the U.S. Government is unable to make timely payments.

Insurance

We maintain general liability insurance coverage of $2.0 million, products liability insurance coverage of $100 million, and umbrella liability insurance coverage of $5.0 million. Additionally, we maintain $15.0 million of directors’ and officers’ liability insurance coverage. We believe this coverage is adequate for the types of claims that have been and may be brought against us, and for the types of products presently marketed, particularly in light of the strict inspection standards imposed on us by our customers before they take possession of our products. Additionally, the FAR generally provides that we will not be held liable for any loss of or damage to property of the U.S. Government that occurs after the U.S. Government accepts delivery of our products and that results from any defects or deficiencies in our products unless the liability results from willful misconduct or lack of good faith on the part of our managerial personnel. However, there can be no assurance that our insurance coverage will be sufficient to cover all claims that may arise.

 Proprietary Information

WMI has two programs that include Proprietary Designs: 1) The Aux Tanks for Northrop Grumman; and 2) The CH-53K Titanium and Aluminum Tubes/Ducts for Sikorsky. Both of these products were developed as Design and Build-to-Specification. All other Company programs are Build-to-Print utilizing design and technical data developed and provided by our customers. We rely on proprietary know-how and information and employ various methods to protect the processes, concepts, ideas, and documentation associated with our products. These methods, however, may not afford complete protection and there can be no assurance that others will not independently develop similar processes, concepts, ideas, or documentation.

CPI Aero® is a registered trademark of the Company.

Human Capital Management

Our ability to attract, develop and retain top talent across all of our business functions, and particularly in highly technical areas, is important to the operation and development of our business. Accordingly, our human capital management strategy places a significant focus on both attracting a, highly skilled workforce and engaging and developing talent from within by creating a work environment that promotes equitable treatment. We provide employees opportunities to enhance their skills and develop their careers through training and development programs and emphasize innovation and continuous improvement throughout our organization. We continue to pursue opportunities that enable us to build our talent pipeline, particularly for skilled manufacturing labor, including running an apprentice training program several times over the course of the year and forging relationships with local high school and trade schools.

We attract and compensate our employees by offering a competitive total rewards package which includes benefits, resources, and programs that support health, physical, mental, and financial wellness. The benefits package we offer, together with employee recognition opportunities and employee engagement activities helps create a comprehensive employee experience. We periodically benchmark our benefits programs and associated costs to remain competitive.

As of December 31, 2025, we had 192 full-time employees as compared to 212 full-time employees as of December 31, 2024. On an as-needed basis, we employ temporary personnel with specialized disciplines to fill staffing gaps. We do not have any employees represented by a union, and we believe that we maintain good relations with our employees. We provide our team members with ongoing opportunities to share thoughts and perspectives on company and employment-related matters through surveys, all-hands meetings, and management open door policies. Our management, with oversight from the Compensation and Human Resources Committee of our board of directors, monitors the hiring, retention, and workforce management and regularly conducts succession planning to ensure that we continue to cultivate the pipeline of talent needed to operate our business.

Safety

Ensuring the safety and well-being of our employees is a top priority. The goal of our safety program is to increase safety knowledge and awareness throughout the organization to ensure occupational health, reduce risk, and prevent incidents. We regularly benchmark our safety performance, self-audit our safety compliance, and provide our employees with safety-related training. We conduct an investigation, including root cause analysis and corrective action, when a safety incident or a near miss occurs.

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

Safety Metric	2025	2024
TRIR	4.6	4.8
DART	2.3	2.7

TRIR = total number of recordable cases x 200,000 / total hours worked

DART = number of cases with days away from work x 200,000 / total hours worked by all employees

Community Involvement

Having a positive impact on the community around us is one of our most important values. We donate to local charitable organizations, such as United Way of Long Island, through both monetary contributions, as well as “drives” to collect and deliver employee donated food and school supplies. We actively engage and educate local high school students from surrounding districts about the manufacturing and engineering industry and career trajectory. This includes hosting educational experiences and shop tours with high school and trade school classes. Members of our leadership team participate on the boards of trade associations that support and advance the interests of the local community.

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

We are a supplier, either directly or as a subcontractor, to the U.S. Government and its agencies and a significant portion of our business depends on government contracts. If we are suspended or barred from contracting with the U.S. Government, if our relationship with individual federal agencies were impaired, or if the U.S. Government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, financial condition, and results of operations could be materially adversely affected.

We depend on a limited number of prime contractors and government customers for a significant portion of our revenue.

A significant portion of our revenues is derived from programs performed for a limited number of prime defense contractors and government customers. These significant customers – Raytheon, Sikorsky, Lockheed Martin, and the United States Air Force – constituted approximately 38%, 20%, 11% and 11%, respectively, of our 2025 revenue. Our revenues from these customers are diversified over several different A&D products, programs, and subsidiaries within these customers. However, any significant change in production rates by any of these customers would have a material effect on our results of operations, and cash flows. There can be no assurance that these customers will continue to purchase products from us at current levels, that we will retain these relationships, or that we will be able to establish comparable relationships with other customers if one or more of these customers reduces or terminates its business with us.

A significant portion of our revenue is derived from a limited number of aerospace and defense programs.

Production levels for specific aerospace or defense programs may vary due to changes in government funding, customer demand, program priorities or technical issues. If production levels for programs on which we depend are reduced or if those programs are delayed, terminated or experience lower demand, our revenues and results of operations could be adversely affected.

Our backlog may not be indicative of future revenue and may not result in realized revenue.

Our backlog represents the estimated value of expected future sales under existing contracts and purchase orders. However, backlog is not necessarily indicative of future revenue to be realized or the timing of such revenue. Production quantities and delivery schedules under existing programs may change, and customers may modify, delay or cancel orders. In addition, many of our contracts are subject to engineering changes, scope modifications, contract adjustments or requests for equitable adjustment, which may affect program scope, pricing or delivery schedules. As a result, the amounts included in backlog may change over time and may not be realized as revenue in the periods we expect or at all. In addition, a portion of our backlog relates to long-term production programs that may extend over several years. These programs are subject to changes in production rates, program requirements and other factors that may affect the timing and amount of revenue recognized. Backlog amounts may also reflect assumptions regarding production quantities, pricing, contract scope and other factors that may change over time. Changes in program requirements, production schedules, contract terms or customer demand could affect our ability to convert backlog into revenue and could adversely affect our results of operations and financial condition.

We may experience liquidity constraints if we are unable to finance working capital requirements associated with our contracts.

Our business requires significant working capital to support the production of complex aerospace and defense aerostructures and aerosystems. Under many of our contracts, we must incur costs for materials, labor and production activities before receiving corresponding customer payments. As a result, we may be required to finance inventory purchases, long-lead materials, engineering work and other production costs for extended periods before reimbursement through contract billings or milestone payments.

Our working capital requirements can vary significantly depending on, among other things, the timing of new program awards, the completion of mature programs, the ramp-up of new production programs, production schedules, changes in production rates on existing programs, inventory requirements and the payment terms with our customers and suppliers. In certain circumstances, customer payment terms may require us to fund production activities before receiving payment, while our suppliers may require shorter payment terms, deposits, price increases or other changes in commercial terms, which may significantly increase the amount of working capital required to support our operations.

In addition, many of our contracts are subject to engineering changes, scope modifications, customer-directed design changes or other contract adjustments. In some cases, we may be required to perform additional work or incur additional costs before the related pricing adjustments are finalized with the customer, including through requests for equitable adjustment or other contract modifications. The negotiation, approval and recovery of amounts associated with these adjustments may take significant time and may not align with the timing at which we incur the related costs which may require us to finance those costs for extended periods.

Our liquidity position may also be affected by the need to maintain inventory for production programs, including long-lead materials detail parts, and by changes in supplier pricing or payment terms. In addition, changes in production schedules, program delays or reductions in production rates by our customers may affect the timing of revenue recognition and cash receipts while we continue to incur production costs.

As a result of these factors, our cash flows from operations may fluctuate and may not always be sufficient to fund our working capital requirements. At times, our liquidity may become constrained, particularly if program changes, payment delays, supply chain disruptions, production rate changes or other operational factors increase our working capital needs, or if financing is not available to fund those requirements.

We currently rely in part on borrowings under our credit facility to support our working capital requirements, and our ability to access that financing may be critical to funding production activities prior to receiving customer payments. If our cash flows from operations and available borrowings are insufficient to meet our working capital needs, we may need to obtain additional financing or take other actions to manage liquidity. There can be no assurance that such financing would be available on acceptable terms, or at all. Any inability to adequately finance our working capital requirements could adversely affect our ability to execute our production programs, convert backlog into revenue, meet production schedules and satisfy our ongoing operating and contractual obligations. See “Risks Related to Our Indebtedness” below.

Our contracts with the U.S. Government and prime contractors are subject to audit and oversight, which could adversely affect our business.

Contracts involving the U.S. Government are subject to audit and oversight by governmental authorities, including the Defense Contract Audit Agency. These audits may review contract pricing, cost allowability and compliance with applicable procurement regulations. If costs are determined to be unallowable or improperly allocated, we may be required to repay amounts previously reimbursed or adjust future billings. Unfavorable audit findings or alleged noncompliance with procurement laws or regulations could also lead to contract disputes, penalties, suspension or debarment from government contracting, which could adversely affect our business, financial condition and results of operations.

We face risks relating to government contracts.

The funding of U.S. Government programs is subject to congressional budget authorization and appropriation processes. For many programs, the U.S. Congress appropriates funds on a fiscal year basis even though a program may extend over several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. Appropriations are driven by numerous factors, including geopolitical events, macroeconomic conditions, the ability of the U.S. Government to enact relevant legislation, such as appropriations bills and continuing resolutions, the threat or existence of a government shutdown and potential downgrades of the United States’ credit rating, and changes in government priorities resulting from elections or changes in administration. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced in budgets approved by Congress or be included in the scope of separate supplemental appropriations. In the event that appropriations for any of our programs become unavailable, or are reduced or delayed, our contract or subcontract under such program may be terminated, including for convenience, or otherwise adjusted by the U.S. Government, which could have a material adverse effect on our future sales under such program and on our financial position, results of operations, and cash flows.

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

We face risks associated with competing for and performing under competitively awarded contracts.

Many of our contracts are awarded through a competitive bidding process. In pursuing these opportunities, we must prepare bids and proposals based on estimates of costs, technical requirements and delivery schedules before the work is performed. As a result, we may encounter unforeseen technological difficulties, cost increases or performance challenges that could adversely affect contract profitability. In addition, we devote substantial time and resources to preparing bids and proposals for contracts that may ultimately not be awarded to us. Even when we are successful in obtaining a contract, the contract may not achieve the profitability we anticipated when the bid was submitted.

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

Operating margin is adversely affected when contract costs that cannot be billed to customers are incurred. This cost growth can occur if estimates to complete a contract increase due to technical challenges or if initial estimates used for calculating the contract price were incorrect. The cost estimation process requires significant judgment and expertise. Reasons for cost growth may include unavailability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability and cost of materials, tariffs, inflationary pressures, the effect of any delays in performance, availability and timing of funding from the customer, natural disasters, pandemics, and the inability to recover any claims included in the estimates to complete. A significant increase in cost estimates on one or more programs could have a material adverse effect on our financial position or results of operations.

We use estimates when accounting for contracts. Changes in estimates may affect our profitability and our overall financial position.

We primarily recognize revenue from our contracts over the contractual period pursuant to ASC 606. Pursuant to ASC 606, revenue and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded on our consolidated balance sheet as an asset captioned “Contract assets.” Contracts where billings to date have exceeded recognized revenues are recorded on our consolidated balance sheet as a liability captioned “Contract liabilities.” Changes to the original estimates may be required during the term of the contract. Estimates are reviewed quarterly and the effect of any change in the estimated gross margin percentage for a contract is reflected in the consolidated financial statements for the period the change becomes known. ASC 606 requires the use of considerable estimates in determining revenues and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings as reported and the cash actually received during any reporting period.

We continually evaluate all the issues related to the assumptions, risks and uncertainties inherent with the application of ASC 606; however, there is no assurance that our estimates will be accurate. If our estimates are not accurate or a contract is terminated, we will be forced to adjust revenue in later periods. These estimates and adjustments may also affect revenue recognition, contract assets and liabilities and cash receipts under our contracts, which could adversely affect our financial condition and results of operations.

We incur risks associated with new programs.

New programs with new technologies typically carry risks associated with design changes, development of new production tools, increased capital and funding commitments, ability to meet customer specifications, delivery schedules and unique contractual requirements, supplier performance, ability of the customer to meet its contractual obligations, and our ability to accurately estimate costs associated with such programs. In addition, any new program may not generate sufficient demand or may experience technological problems or significant delays in the regulatory or other certification or manufacturing and delivery schedule. If we were unable to perform our obligations under new programs to the customer’s satisfaction, if we were unable to manufacture products at our estimated costs, or if a new program in which we had made a significant investment was terminated or experienced weak demand, delays, or technological problems, then our business, financial condition and results of operations could be materially adversely affected. These risks include the potential for default, quality problems or inability to meet specifications, our inability to negotiate final pricing for program changes, the potential for low-margin or forward-loss contracts and the risk of writing off contract assets if they are deemed unrecoverable. In addition, beginning new work on existing programs also carries risk associated with the transfer of technology, knowledge, and tooling.

To perform on new programs, we may be required to expend upfront costs which may not have been negotiated in our selling price. Additionally, we may have made margin assumptions related to those costs, that in the case of significant program delays and/or program cancellations, or if we are not successful in negotiating favorable margin on scope changes, could cause us to experience margin degradation which may be material, for costs that are not recoverable. Such charges and the loss of up-front costs could have a material adverse effect on our financial condition and results of operations.

We depend on suppliers for materials, and services, and disruptions in our supply chain could adversely affect our ability to fulfill our contracts.

Our manufacturing operations rely on a network of suppliers that provide raw materials, detail parts, assemblies and specialized services used in our production processes. In some cases, these materials and services are obtained from a limited number of suppliers or require qualification by our customers. Disruptions in our supply chain, including supplier financial difficulties, production interruptions, labor shortages, transportation disruptions, or delays in the delivery of materials or services, could affect our ability to meet production schedules or fulfill contractual obligations. In addition, increases in the cost of materials may not always be recoverable under our contracts, particularly under firm fixed-price arrangements. Any such disruptions or cost increases could adversely affect our results of operations, financial condition and customer relationships.

If our subcontractors or suppliers fail to perform their contractual obligations, our contract performance, and our ability to obtain future business and our profitability could be materially and adversely impacted.

Most of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services that we must provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontract, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of personnel of a subcontractor, or disputes concerning payment. A failure by one or more of our subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services may materially and adversely affect our ability to fulfill our obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer suspending or limiting our ability to progress bill or terminate our contract for default. A prohibition on progress billing may have an adverse effect upon our cash flow and profitability and a default termination could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders.

We are subject to intense competition for the skilled technicians necessary to manufacture our products.

We are subject to intense competition for the services of skilled technicians necessary to manufacture our products. The demand for these individuals may increase as other manufacturers seek to bring to the U.S. manufacturing processes currently outsourced overseas. Continued inflationary pressures may increase our labor costs which could have a material adverse effect on our business, financial condition, and results of operations.

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

Cybersecurity incidents, system failures and technological changes, including developments in machine learning and generative artificial intelligence, could adversely affect our business and operations.

Our operations depend on the reliability and security of our information technology systems and those of our suppliers, customers and third-party service providers. Cybersecurity threats and system failures could disrupt our operations, impair our ability to manufacture and deliver products, or compromise sensitive information related to our business, customers or suppliers. Cybersecurity threats continue to evolve and include, among other things, malicious software, phishing attacks, ransomware and other unauthorized attempts to access or disrupt information systems. These threats may originate from a variety of sources, including cybercriminals, nation-state actors, insiders or other third parties. Because the techniques used by attackers change frequently and may not be recognized until they are deployed, we may be unable to anticipate or prevent all such attacks.

In addition, our operations could be disrupted by failures of network, software or hardware systems, including failures affecting our systems or those of third-party service providers, as well as by natural disasters, power outages or other operational disruptions. Any cybersecurity incident or system failure could result in the loss or compromise of sensitive information, interruptions in our operations, delays in product delivery, remediation costs, regulatory scrutiny, litigation or reputational damage.

We also face risks associated with technological change, including the increasing use of machine learning and generative artificial intelligence technologies in business operations. The adoption of new technologies may introduce operational, cybersecurity, intellectual property, regulatory or reputational risks.

Although we implement cybersecurity and information technology safeguards designed to protect our systems and data, these measures may not be sufficient to prevent or mitigate all cybersecurity incidents or system disruptions. Any such events could materially adversely affect our business, financial condition and results of operations.

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

We are required to comply with extensive and frequently changing environmental regulations at the federal, state, and local levels. Among other things, these regulatory bodies impose restrictions to control air, soil, and water pollution, to protect against occupational exposure to chemicals and to require notification or reporting of the storage, use, and release of certain hazardous substances into the environment. This extensive regulatory framework imposes significant compliance burdens and risks on us. In addition, these regulations may impose liability for the cost of removal or remediation of certain hazardous substances released on or in our facilities without regard to whether we knew of, or caused, the release of such substances. Furthermore, we are required to provide a place of employment that is free from recognized and preventable hazards that are likely to cause serious physical harm to employees, provide notice to employees regarding the presence of hazardous chemicals and to train employees in the use of such substances. Our operations require the use of a limited amount of chemicals and other materials for painting and cleaning that are classified under applicable laws as hazardous chemicals and substances. If we are found not to comply with any of these rules, regulations, or permits, we may be subject to fines, remediation expenses, and the obligation to change our business practice, any of which could result in substantial costs that would adversely affect our business operations and financial condition.

We must maintain certain approvals, qualifications and certifications to manufacture products for our customers.

Our customers and regulatory authorities may require us to maintain certain approvals, qualifications or certifications to manufacture and supply assemblies used in aerospace and defense applications. These approvals may require ongoing compliance with quality, manufacturing and documentation standards. If we fail to maintain required approvals or certifications, or if we are unable to obtain approvals for new programs or products, we could lose existing business or be unable to compete for future opportunities.

We may be subject to fines and disqualification for non-compliance with Federal Aviation Administration regulations.

We are subject to regulation by the Federal Aviation Administration (“FAA”). The FAA prescribes standards and licensing requirements for aircraft and aircraft assemblies. We are subject to inspections by the FAA and may be subjected to fines and other penalties (including orders to cease production) for noncompliance with FAA regulations. Our failure to comply with applicable regulations could result in the termination of or our disqualification from some of our contracts, which could have a material adverse effect on our operations and financial condition.

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

Our business may be affected by certain characteristics and trends of the commercial aerospace industry or general economic conditions that affect our customers, such as the inflationary and interest rate environment in the U.S. and the resultant impacts on the supply chain, the labor market and the general economy, as well as fluctuations in the aerospace industry’s business cycle, varying fuel and labor costs, intense price competition and regulatory scrutiny, certain trends, including a possible decrease in aviation activity and a decrease in outsourcing by aircraft manufacturers, or the failure of projected market growth to materialize or continue. If these characteristics and trends adversely affect customers in the commercial aerospace industry, they may reduce the overall demand for our products.

Increased scrutiny from investors, regulators, customers and other stakeholders regarding environmental practices, sustainability initiatives and climate-related matters could expose us to additional costs and adversely affect our reputation, operations and stock price.

Certain investors, customers and other stakeholders have increased their focus on environmental practices, sustainability initiatives, climate-related matters, supply chain sourcing practices and other corporate responsibility considerations. Some investors may use sustainability or similar criteria to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to these matters are inadequate. In addition, regulatory authorities in the United States and other jurisdictions have proposed or adopted, and may in the future adopt, laws, regulations or disclosure requirements relating to environmental or climate-related matters that could increase our compliance costs or otherwise affect our operations.

The factors by which companies’ environmental practices, sustainability initiatives or similar matters are assessed may change. This could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we are unable to satisfy these evolving expectations, investors may view our policies relating to these matters as inadequate. We risk damage to our reputation if our practices or goals do not meet the standards or expectations of various stakeholders. In addition, if our competitors’ performance with respect to environmental practices, sustainability initiatives or similar matters is perceived to be greater than ours, potential or current investors may elect to invest in our competitors instead. Further, if we communicate initiatives or goals related to environmental practices, sustainability or climate-related matters, we could fail, or be perceived to have failed, to achieve such initiatives or goals. If we fail to satisfy the expectations of investors and other stakeholders, or our initiatives are not executed as planned, our reputation, employee retention, willingness of our customers and suppliers to do business with us, financial results and stock price could be materially and adversely affected.

Any lawsuit to which we are a party, regardless of merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our business practices.

Any lawsuit to which we are a party, regardless of the merit of such lawsuit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our business practices. Defending against litigation is costly and time-consuming and could divert our management’s attention and our resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions, or other interim proceedings or developments, which could have a negative effect on the market price of our common stock.

Risks Related to Global Events

Geopolitical conflicts, including the current escalation involving Iran, Israel and the United States, as well as terrorism and other global security threats, could adversely affect our business, financial condition and results of operations.

Geopolitical conflicts, terrorism, military actions and other global political crises may create significant uncertainties in U.S. and international business and financial markets, including the potential for rapid escalation of existing conflicts or the emergence of new regional conflicts. Recent developments in the Middle East, and Eastern Europe, tensions involving China and Taiwan, instability on the Korean Peninsula and other geopolitical developments, have contributed to increased geopolitical uncertainty and volatility in global markets.

Several factors associated, directly or indirectly, with actual or potential military conflicts, terrorism, perceived nuclear, biological, chemical or cyber threats and other geopolitical crises, and governmental responses thereto, may adversely affect the mix of products purchased by defense departments in the United States or other countries. A shift in defense budgets or procurement priorities toward programs, technologies or platforms that we do not support could reduce demand for our products and services and adversely affect our business, financial condition and results of operations.

Geopolitical conflicts and related governmental responses may also result in economic sanctions, export controls, trade restrictions, tariffs, disruptions in global shipping routes or increases in the cost or availability of raw materials and subassemblies used in our manufacturing processes. Although our supply chain predominantly consists of U.S.-based suppliers, increases in their manufacturing or sourcing costs may increase our own costs. Because many of our contracts are firm fixed-price contracts, increases in our costs may not be recoverable and could adversely affect our profitability.

We cannot predict the occurrence, scope, duration or consequences of geopolitical conflicts, terrorism, cyber incidents or other global crises, or the governmental responses thereto. Any such developments could materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Internal Controls and Financial Reporting

If we fail to maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prepare financial statements in accordance with U.S. GAAP. In prior periods, we identified material weaknesses in our internal control over financial reporting that required remediation. Although management implemented measures designed to remediate those material weaknesses and strengthen the Company’s internal control environment, there can be no assurance that those remediation efforts will continue to be effective or that additional control deficiencies or material weaknesses will not be identified in the future.

Maintaining effective internal control over financial reporting requires significant resources and ongoing management attention. Our internal controls may not prevent or detect all errors or misstatements, and deficiencies in our internal control over financial reporting could result in inaccurate financial reporting, delays in our reporting processes, regulatory scrutiny, loss of investor confidence or a decline in the market price of our common stock. If we are unable to maintain effective internal control over financial reporting, our business, financial condition and results of operations could be adversely affected.

Risks Related to Our Tax Attributes

Our ability to utilize our net operating loss carryforwards may be limited, which could reduce the value of these tax attributes and adversely affect our financial condition and results of operations.

As of December 31, 2025, we had approximately $68.2 million of federal net operating loss carryforwards (“NOLs”) and approximately $18.3 million of post-apportionment NOLs for state tax purposes. These tax attributes could reduce future taxable income and cash tax obligations; however, their value depends on our ability to generate sufficient taxable income in future periods.

Approximately $51.6 million of our federal NOLs arose prior to January 1, 2018 and will expire in varying amounts between 2034 and 2037 if not utilized. These NOLs may generally offset 100% of future taxable income for regular federal income tax purposes. Federal NOLs arising in 2018 and later years may generally be carried forward indefinitely but may offset no more than 80% of taxable income in any given year.

In addition, under Section 382 of the Internal Revenue Code, our ability to utilize our NOLs could be significantly limited if we experience an “ownership change,” generally defined as a cumulative change in ownership of more than 50% by certain shareholders over a three-year period. Future issuances of our common stock, including in connection with equity financings, equity incentive plans or other transactions, as well as shifts in ownership among existing shareholders, could contribute to such an ownership change. If an ownership change were to occur, the amount of taxable income that could be offset by our NOLs in any year could be substantially limited.

If we are unable to utilize our NOLs as anticipated, the benefit of these tax attributes could be reduced or eliminated, which could adversely affect our financial condition and results of operations.

Risks Related to Our Indebtedness

We are subject to financial covenants under the Loan and Security Agreement with Western Alliance Bank and a failure to comply with those covenants could result in a default that could materially adversely affect our liquidity and operations.

We are subject to financial and other covenants under our Loan and Security Agreement with Western Alliance Bank, dated December 12, 2025 (the “Loan and Security Agreement”). If we fail to comply with the covenants under the Loan and Security Agreement, Western Alliance Bank may declare a default and, among other remedies, could declare all amounts outstanding under the Loan and Security Agreement immediately due and payable and could foreclose against our collateral. If the indebtedness under the Loan and Security Agreement were accelerated following a default, we may not have sufficient cash or available financing to repay such indebtedness when due and may be unable to obtain alternative financing on acceptable terms, if at all. In the past, we obtained amendments to, and received waivers and consents relating to non-compliance with certain covenants under our prior credit facility with BankUnited, N.A. There can be no assurance that we will not fall out of compliance with the covenants under the Loan and Security Agreement in the future. If a default were to occur under the Loan and Security Agreement, we may be unable to secure outside financing, if needed, to fund ongoing operations and other capital needs. Any sources of financing that may be available to us could be at higher costs and may require us to satisfy more restrictive covenants, which could limit or restrict our operations, cash flows and earnings. We cannot ensure that additional financing would be available to us, or that it would be available in sufficient amounts to meet our needs or on satisfactory terms.

Our obligations under the Loan and Security Agreement are secured by a first priority security interest in substantially all of our assets, which could limit our financing flexibility and expose our assets to foreclosure in the event of a default.

Our obligations under the Loan and Security Agreement are secured by a first priority security interest in substantially all of our assets and the assets of the other loan parties under the agreement. As a result, if we were to default under the Loan and Security Agreement, Western Alliance Bank would have the right to foreclose upon and take possession of the collateral securing the loan. In addition, the existence of these security interests may limit our ability to incur additional indebtedness or obtain additional financing, as lenders may be unwilling to extend credit secured by assets that are already pledged as collateral. If our assets were foreclosed upon following a default, it could materially adversely affect our business, financial condition and results of operations.

The Loan and Security Agreement contains restrictions on our operations that may limit our business flexibility.

The Loan and Security Agreement contains covenants that restrict our ability to take certain actions without the consent of Western Alliance Bank. Among other things, these covenants limit our ability to sell or otherwise dispose of assets, incur additional indebtedness, create liens on our assets, make investments, pay dividends or other distributions, engage in mergers or acquisitions, enter into certain transactions with affiliates and make payments on subordinated debt. These restrictions could limit our ability to pursue certain business opportunities, respond to changes in our business or industry, or obtain additional financing. In addition, if we seek to take actions that are restricted under the Loan and Security Agreement, we may need to obtain the consent of Western Alliance Bank, which may not be granted. As a result, the covenants contained in the Loan and Security Agreement could restrict our ability to operate our business and pursue our business strategies.

Our cost of borrowing under the Loan and Security Agreement is based on a variable interest rate and increases in interest rates could negatively impact our profitability.

Interest rates under the Loan and Security Agreement are based on a variable interest rate. As a result, we have exposure to interest rate risk. Increases in interest rates increase our cost of borrowing and could adversely affect our profitability and cash flows. In addition, increases in interest rates could make it more difficult or more costly for us to refinance our existing indebtedness or obtain additional financing in the future.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 1C.	CYBERSECURITY

Cybersecurity risk management is an important part of our overall risk management efforts. We maintain a cybersecurity program that is comprised of policies, procedures, controls and plans whose objective is to help us prevent and effectively respond to cybersecurity threats or incidents. Through our cybersecurity risk management process, we continuously monitor cybersecurity vulnerabilities and potential attack vectors to company systems. We maintain various measures to safeguard against cybersecurity threats such as monitoring systems, security controls, policy enforcement, data encryption, employee training, tools and services from third-party providers and management oversight to assess, identify and mitigate risks from cybersecurity threats. We conduct regular testing of these controls and systems including vulnerability scanning, penetration testing and simulating the execution of parts of our disaster recovery plan. All employees are required to pass a mandatory cybersecurity training course on a regular basis and we regularly conduct phishing simulations to train our employees on how to recognize phishing attempts.

We have implemented cybersecurity frameworks, policies and practices which incorporate industry-standards and contractual requirements. We gather information and review the SOC-2 reports of certain third parties who integrate with our systems, such as our payroll processor, managed solutions provider and software as a service provider on an annual basis to identify and manage risk. We continuously evaluate and seek to improve and mature our cybersecurity processes. We apply lessons learned from our defense and monitoring efforts to help prevent future attacks and utilize data analytics to detect anomalies and search for cyber threats. Additionally, our Internal Audit function regularly assesses our program effectiveness through audits of systems and processes to help maintain compliance with policies.

Cybersecurity threats of all types, such as attacks from computer hackers, cyber criminals, nation-state actors, social engineering and other malicious internet-based activities, continue to increase. We believe that our current preventative actions and response planning provide adequate measures of protection against cybersecurity risks. While we have implemented measures to safeguard our information technology systems, the evolving nature of cybersecurity attacks and vulnerabilities means that these protections may not always be effective. In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Our board of directors has oversight of our strategic and business risk management and oversees management’s execution of our cybersecurity risk management program. The board receives regular updates from management on our cybersecurity risks. In addition, management updates the board as necessary, regarding any material cybersecurity incidents, as well as incidents with lesser impact potential. Management is responsible for identifying, assessing, and managing cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures, maintaining cybersecurity policies and procedures, and providing regular reports to our board of directors. In the event of an incident, we intend to follow our incident response plan, which outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas, as well as senior leadership and the board, as appropriate.

Our Director of Information Technology leads our cybersecurity program and is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. The Director of Information Technology manages a team of information technology professionals with broad experience, including in cybersecurity threat assessments and detection, mitigation technologies, incident response, insider threats and regulatory compliance. Our Director of Information Technology brings extensive experience in cybersecurity, including conducting DIBCAC (Defense Industrial Base Cybersecurity Assessment Center) audits and overseeing NIST (National Institute of Standards and Technology) internal audits. This expertise ensures our organization aligns with strict industry standards and maintains robust compliance measures.

Our cybersecurity program is aligned with NIST SP 800-171 and the requirements of the Cybersecurity Maturity Model Certification (CMMC) applicable to our Department of Defense (DOD) contracts and when flowed down through prime contractors. We are currently in the process of achieving CMMC Level 2.0 certification. Our program includes policies, procedures and controls design to safeguard controlled unclassified information and to detect, respond to, and recover from cybersecurity incidents. We continue to invest in cybersecurity capabilities and third-party assessments to support ongoing compliance. We also contractually flow CMMC requirements to our subcontractors as required by the Defense Federal Acquisition Regulation Supplement. Failure to achieve or maintain these requirements could adversely affect our ability to perform on or compete for certain government contracts.

Item 2.	PROPERTIES

CPI Aero’s executive offices and production facility are located in an approximately 171,000 square foot building at 91 Heartland Boulevard, Edgewood, New York 11717. We use approximately 131,000 square feet of this building for manufacturing and approximately 40,000 square feet for offices and laboratories supporting engineering and design work. CPI Aero occupies this facility under a lease that expires on April 30, 2031.

Item 3.	LEGAL PROCEEDINGS

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. As of the date of this Annual Report on Form 10-K, the Company is not a party to any material legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are listed on the NYSE American exchange under the symbol “CVU.” On March 26, 2026, there were 150 holders of record of our shares of common stock. We believe there are substantially more beneficial holders of our common stock.

Dividend Policy

To date, we have not paid any dividends on our common stock. Any payment of dividends in the future will be at the discretion of our board of directors (subject to the limitations on dividends contained in the Loan and Security Agreement, as described more fully in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and will depend on our earnings, if any, our capital requirements and financial condition, and other relevant factors. Our board of directors does not intend to declare any cash or other dividends in the foreseeable future, but instead intends to retain earnings, if any, for use in our business operations.

Sales of Unregistered Securities and Repurchase of Equity Securities

There were no sales of unregistered equity securities and no repurchases of our outstanding common stock during the year ended December 31, 2025.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information at December 31, 2025 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	—	$—	845,984
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	$—	845,984

Long-term equity incentives are an important component of compensation and are designed to align the interests of our executive officers and directors who receive long-term equity awards with the Company’s long-term performance and to increase shareholder value. The Company has awarded long-term incentive compensation pursuant to three plans:

2025 Long-Term Incentive Plan. The 2025 Long-Term Incentive Plan authorizes the grant of 800,000 shares of our company common stock which may be granted in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. As of December 31, 2025, we have granted 177,976 shares under this plan and 622,024 shares remained available for grant under this plan.

2016 Long-Term Incentive Plan. The 2016 Long-Term Incentive Plan, as amended, authorizes the grant of 2,200,000 shares of our common stock, which may be granted in the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options, and other stock-based awards, to employees, officers, directors, and consultants of the Company. As of December 31, 2025, we have granted 1,978,404 shares under this plan and 221,596 shares remained available for grant under this plan.

Performance Equity Plan 2009. The Performance Equity Plan 2009 authorizes the grant of 500,000 stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options, and other stock-based awards. As of December 31, 2025, we have granted 497,636 shares under this plan and 2,364 shares remained available for grant.

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

Recent Developments

On December 12, 2025, the Company entered into the Loan and Security Agreement with Western Alliance Bank (the “Bank”). The Loan and Security Agreement provides for a revolving line of credit in the maximum principal amount of $10.0 million (the “Revolving Line”) and a term loan in the original principal amount of $10.0 million (the “Term Loan” and, together with the Revolving Line, the “Credit Facilities”).

In connection with entering into the Loan and Security Agreement, the Company used a portion of the proceeds of the Credit Facilities, including the full amount of the Term Loan and borrowings under the Revolving Line in the amount of $6,220,722 to repay in full all outstanding obligations under that certain Amended and Restated Credit Agreement, dated as of March 24, 2016, (as amended), among the Company, the several lenders from time to time parties thereto and BankUnited, N.A., as sole arranger, administrative agent and collateral agent (the “BankUnited Credit Agreement”). Upon such repayment, the BankUnited Credit Agreement and the related loan documents were terminated in accordance with their terms, and all liens and security interests securing the obligations thereunder were released. The Company did not incur any early termination or prepayment penalties in connection with the termination of the BankUnited Credit Agreement.

Business Operations

We are engaged in the contract production of structural aircraft assemblies for fixed wing aircraft and helicopters in both the commercial and defense markets. We also participate in the aerosystems sector through our production of reconnaissance pod structures and fuel panel systems. Within the global aerostructures and aerosystems supply chain, we are either a Tier 1 supplier to aircraft OEMs or a Tier 2 subcontractor to major Tier 1 manufacturers. We also are a prime contractor to the U.S. DOD, primarily the USAF. In conjunction with our assembly operations, we provide engineering, program management, supply chain management and kitting, and MRO services.

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

Revenue Recognition

In accordance with ASC 606, the Company recognizes revenue when it transfers control of a promised good or service to a customer in an amount that reflects the consideration it expects to be entitled to in exchange for the good or service. The majority of the Company’s performance obligations are satisfied over time as the Company (i) sells products with no alternative use to the Company and (ii) has an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date. The application of this method requires management to make estimates of total contract costs and progress toward completion.

Under the over-time revenue recognition model, revenue and gross profit are recognized over the contract period as work is performed based on the relationship of actual costs incurred to total estimated costs at completion (the cost-to-cost method). These estimates are reviewed periodically as work progresses and adjustments to estimated costs may affect the timing and amount of revenue and gross profit recognized. See Part II, Item 8, Note 1, “Principal Business Activity and Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements included in this Form 10-K for additional information regarding the Company’s revenue recognition policy.

Deferred Income Taxes – Valuation Allowance

On a quarterly basis, we assess the realizability of our deferred tax assets against future sources of taxable income and record a valuation allowance if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) that all or a portion of the deferred tax assets will not be realized.

In assessing the need for a valuation allowance, the Company evaluates both positive and negative evidence regarding the realizability of deferred tax assets, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. Greater weight is generally given to objectively verifiable evidence, such as cumulative losses in recent years, which may represent significant negative evidence regarding realizability.

Results of Operations

The following discussion provides an analysis of our results of operations and should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Revenue

Revenue for the year ended December 31, 2025 was $69,262,124 compared to $81,078,864 for the year ended December 31, 2024, representing a decrease of $11,816,740, or 14.6%. The decrease was driven primarily by an unfavorable contract adjustment associated with the termination of the Boeing A-10 Main Landing Gear Pods program, and lower revenue recognized on the T-38 Pacer Classic program, partially offset by the commencement of the L3Harris NGJ Low-Band Pods program.

Revenue generated from prime government contracts for the year ended December 31, 2025 was $7,415,434 compared to $11,677,152 for the year ended December 31, 2024, a decrease of $4,261,718, or 36.5%. This decrease primarily reflects lower revenue recognized on the T-38 Pacer Classic program.

Revenue generated from government subcontracts for the year ended December 31, 2025 was $55,547,679 compared to $64,704,370 for the year ended December 31, 2024, a decrease of $9,156,691, or 14.2%. The decrease was primarily related to an unfavorable contract adjustment associated with the termination of the Boeing A-10 Main Landing Gear Pods program.

Revenue generated from commercial contracts for the year ended December 31, 2025 was $6,299,011 compared to $4,697,342 for the year ended December 31, 2024, an increase of $1,601,669 or 34.1%. The increase in revenue was primarily driven by the commencement of production on our Embraer Phenom-100 Engine Inlet Assemblies and Collins Compac Enclosures programs.

Cost of sales

Cost of sales for the year ended December 31, 2025 was $58,706,055 compared to $63,840,803 for the year ended December 31, 2024, representing a decrease of $5,134,748 or 8.0%.

The components of cost of sales were as follows:

	Years ended
	December 31, 2025	December 31, 2024
Procurement	$36,588,501	$40,383,090
Labor	5,924,180	7,303,563
Factory overhead	16,193,374	16,154,150
Cost of sales	$58,706,055	$63,840,803

Procurement for the year ended December 31, 2025 was $36,588,501 compared to $40,383,090 for the year ended December 31, 2024, a decrease of $3,794,589 or 9.4%. This decrease was driven primarily by the termination of the Boeing A-10 Main Landing Gear Pods program.

Labor costs for the year ended December 31, 2025 were $5,924,180 compared to $7,303,563 for the year ended December 31, 2024, a decrease of $1,379,383 or 18.9%. The decrease was primarily driven by the termination of the Boeing A-10 Main Landing Gear Pods program and timing of work performed on the F-16 Rudder Island program.

Factory overhead costs for the year ended December 31, 2025 were $16,193,374 compared to $16,154,150 for the year ended December 31, 2024, an increase of $39,224 or 0.2%.

Gross profit

Gross profit for the year ended December 31, 2025 was $10,556,069 compared to $17,238,061 for the year ended December 31, 2024, a decrease of $6,681,992 or 38.8%. Gross profit percentage (“gross margin”) for the year ended December 31, 2025 was 15.2% compared to 21.3% for the year ended December 31, 2024.

Favorable/(Unfavorable) Adjustments to Gross Profit

During the years ended December 31, 2025 and 2024, we made changes in estimates to various contracts. Such changes in estimates resulted in net unfavorable adjustments to gross profit totaling $10,171,038 and $3,750,020 for the years ended December 31, 2025 and December 31, 2024. The decrease was primarily related to an unfavorable contract adjustment associated with the termination of the Boeing A-10 Main Landing Gear Pods program.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2025 were $10,732,451 compared to $10,506,439 for the year ended December 31, 2024, an increase of $226,012 or 2.2%. The increase was primarily due to higher legal fees partially offset by a decrease in office expenses.

Interest expense

Interest expense for the year ended December 31, 2025 was $1,567,840, compared to $2,288,834 for the year ended December 31, 2024, a decrease of $720,994 or 31.5%. The decrease was the result of lower average outstanding debt balances, lower interest rates during 2025, and the refinancing of our prior credit facility at a lower interest rate.

(Loss) income before provision for income taxes

(Loss) income before provision for income taxes for the year ended December 31, 2025 was $(1,744,222) compared to $4,442,788 for the year ended December 31, 2024, a decrease of $6,187,010 or 139.3%. The decrease was driven by the decrease in gross profit discussed above and the increase in SG&A, partially offset by the decrease in interest expense described above.

Provision (benefit) for income taxes

The income tax (benefit) for the year ended December 31, 2025 was $(900,861), which was an effective tax (benefit) rate of (51.6%), as compared to income tax expense of $1,143,454 for the year ended December 31, 2024, which was an effective tax rate of 25.7%. The income tax benefit recorded in 2025 was primarily due to the application of federal and state statutory tax rates and an increase in the income tax benefit attributable to the research and development credit. The income tax expense recorded in 2024 was primarily due to the application of federal and state statutory tax rates, partially offset by a decrease in income tax expense attributable to the research and development credit.

Net (loss) income

Net (loss) income for the year ended December 31, 2025 was $(843,361) compared to $3,299,334 for the year ended December 31, 2024, a decrease of $4,142,695 or 125.6%. The decrease in net income was driven primarily by the reduction in gross margin related to an unfavorable contract adjustment associated with the termination of the Boeing A-10 Main Landing Gear Pods program, partially offset by lower interest expense and the income tax benefit.

(Loss) earnings per share

Basic (loss) earnings per share was $(0.07) for the year ended December 31, 2025 calculated using 12,788,937 weighted average shares outstanding, compared to $0.26 for the year ended December 31, 2024, calculated using 12,593,213 weighted average shares outstanding, representing a decrease of $0.33 per share, or 126.9%. Diluted earnings (loss) per share was $(0.07) for the year ended December 31, 2025 calculated using 12,788,937 weighted average shares outstanding compared to $0.26 for the year ended December 31, 2024 calculated using 12,709,237 weighted average shares outstanding, representing a decrease of $0.33 per share, or 126.9%. The decrease in basic and diluted earnings per share was driven primarily by the unfavorable adjustment associated with the termination of the Boeing A-10 Main Landing Gear Pods program.

Business Outlook

The statements in the “Business Outlook” section and other forward-looking statements of this Annual Report on Form 10-K are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times.

Liquidity and Capital Resources

General

At December 31, 2025, we had working capital of $20,388,755 compared to working capital of $17,122,111 at December 31, 2024, an increase of $3,266,644, or 19.1%. The increase is primarily the result of a decreases in accrued expenses.

Cash Flow

A large portion of our cash is used to pay for materials and processing costs associated with contracts that are in process and which do not provide for progress payments. Costs for which we are not able to bill on a progress basis are made up of contract assets on our consolidated balance sheet and represent the aggregate costs and related earnings for uncompleted contracts for which the customer has not yet been billed. These costs and earnings are recovered upon shipment of products and presentation of billings in accordance with contract terms.

Because ASC 606 requires us to use estimates in determining revenues, costs and profits and in assigning those amounts to accounting periods, there can be a significant disparity between earnings as reported and the actual cash we receive during any reporting period. Accordingly, it is possible that we experience shortfalls in our cash flow and may need to borrow money or take steps to delay certain cash outflows until the reported earnings materialize into actual cash receipts.

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

At December 31, 2025, our cash balance was $899,199 compared to $5,490,963 at December 31, 2024, a decrease of $4,591,764 or 83.6%. The decrease was driven by $(5,200,025) in cash used by operations including $1,979,189 increase in accounts receivable and a $1,638,161 increase in prepaid expenses and other current assets, $(65,036) used for the purchase of equipment, partially offset by proceeds from financing activities of $673,297.

Western Alliance Bank Loan and Security Agreement

This information is set forth in Note 8 to the consolidated financial statements, which appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

Leases

This information is set forth in Note 9 to the consolidated financial statements, which appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

Liquidity

Our working capital requirements can vary significantly, depending in part on the timing of the conclusion of mature programs and new program awards and the payment terms with our customers and suppliers. There is currently availability for borrowings under the Western Alliance Bank Loan and Security Agreement, and the Company finances its operations primarily from internally generated cash flow. Note 8 to the consolidated financial statements included in Part II – Item 8 contains additional information regarding the Western Alliance Bank Loan and Security Agreement.

Management has (i) obtained and regularly seeks additional progress payment and advance payment customer contract funding provisions, (ii) maintained procedures to minimize investments in inventory and contract assets, (iii) remained focused on its military customer base and (iv) maintained its approximately $91.8 million backlog of funded orders, 97% of which are for military programs. Based on these factors, management believe there are no conditions or events currently anticipated in the coming year that would cause the Company to be unable to meet its obligations or otherwise continue as a going concern. However, there can be no assurance that these plans will achieve their intended results.

Contractual Obligations

The table below summarizes information about our contractual obligations as of December 31, 2025 and the effects these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due By Period
Contractual Obligations	Total	2026	2027 - 2029	2030 - 2031
Line of credit	$8,373,672	$—	$—	$8,373,672
Term Loan	10,000,000	187,500	1,375,000	8,437,500
Operating Leases	12,551,835	2,304,533	6,997,582	3,249,720
Insurance Financing Agreement	369,467	369,467	—	—
Total Contractual Cash Obligations	$31,294,974	$2,861,500	$8,372,582	$20,060.892

Inflation

Inflation historically has not had a material effect on our operations, although the current inflationary environment in the U.S., and its impact on interest rates, supply chains, labor markets and general economic conditions, are factors that the Company actively monitors in an effort to mitigate potential negative impacts and risks to the Company. The majority of the Company’s long-term contracts with its customers and suppliers reflect fixed pricing. When bidding for work, the Company takes inflation risk and supply-side pricing risk into account when preparing its proposals.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk on variable-rate credit facilities for which $18,373,672 was outstanding at December 31, 2025. Additionally, if we were to refinance our long-term debt in the future, it could be refinanced at higher interest rates.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data appear following Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

See the Company’s Current Report on Form 8-K, filed with the SEC on June 17, 2024 and the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2025.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2025.

During the second quarter, a material weakness was identified concerning the application of ASC-470 – Debt, more specifically as it relates to 470-10-45-11, that if a company is in violation of a debt covenant and it is probable that the borrower will not be able to comply with the covenant at measurement dates within the next twelve months, this debt shall be classified as short term. Due to the financial impact of the Boeing A-10 program, the Company was not able to meet the financial covenants for the second quarter and therefore obtained a waiver to remediate the non-compliance. Because the waiver did not extend for twelve months from the date of the Company’s financial statements, there was a potential misclassification of short-term and long-term debt.

On August 19, 2025, the Company executed a Fifteenth Amendment to the Credit Agreement (the “Fifteenth Amendment”). The amendment revised certain financial covenants to reflect specified adjustments for the quarters ended March 31, 2025 and June 30, 2025. These covenant-based adjustments were designed to offset the effect of the termination of the Company’s Boeing A-10 Program on covenant compliance

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The Company implemented new controls designed to remediate the aforementioned material weakness pertaining to the application of ASC-470 – Debt during the quarter ended September 30, 2025. As of December 31, 2025 the Company believes it has fully remediated the identified material weakness.

Conclusion

As described above, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2025, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial position, results of operations, and cash flows as of and for the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP.

The Company is a non-accelerated filer. Accordingly, it is not required to obtain an auditor attestation report on internal control over financial reporting for the year ended December 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from the Company’s definitive proxy statement for its 2026 Annual Meeting of Shareholders or will be included in an amendment to this Annual Report on Form 10-K, in either case, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025.

Insider Trading Policy and Procedures

The Company has adopted an insider trading policy governing the purchase, sale, and other dispositions of the Company’s securities by its directors, officers, and employees. The Company believes that its insider trading policy is reasonably designed to promote compliance with applicable insider trading laws, rules, and regulations. The Company’s insider trading policy is filed as Exhibit 19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the Company’s definitive proxy statement for its 2026 Annual Meeting of Shareholders or will be included in an amendment to this Annual Report on Form 10-K, in either case, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from the Company’s definitive proxy statement for its 2026 Annual Meeting of Shareholders or will be included in an amendment to this Annual Report on Form 10-K, in either case, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the Company’s definitive proxy statement for its 2026 Annual Meeting of Shareholders or will be included in an amendment to this Annual Report on Form 10-K, in either case, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the Company’s definitive proxy statement for its 2026 Annual Meeting of Shareholders or will be included in an amendment to this Annual Report on Form 10-K, in either case, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company, as amended, (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.1	Certificate of Amendment of the Certificate of Incorporation of Composite of Precision Industries, Inc., dated May 9, 1989 (incorporated by reference to Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.2	Certificate of Amendment of the Certificate of Incorporation of Consortium Products International, Inc., dated June 30, 1992 (incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.3	Certificate of Amendment of the Certificate of Incorporation of CPI Aerostructures, Inc., dated August 7, 1992 (incorporated by reference to Exhibit 3.1.3 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.4	Certificate of Amendment of the Certificate of Incorporation of CPI Aerostructures, Inc., dated June 3, 1997 (incorporated by reference to Exhibit 3.1.4 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.5	Certificate of Amendment of the Certificate of Incorporation of CPI Aerostructures, Inc., dated June 16, 1998 (incorporated by reference to Exhibit 3.1.5 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K/A filed on November 24, 2021).
3.2.1	Amended Article V, Section 6 of Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 22, 2021).
4.1*	Securities of the Registrant.
10.1**	Performance Equity Plan 2009 (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 30, 2009).
10.2**	2016 Long-Term Incentive Plan, as amended (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 28, 2023).
10.3**	2025 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on April 30, 2025).
10.4.1	Agreement of Lease, dated June 30, 2011, between Heartland Boys II L.P. and CPI Aerostructures, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011).
10.4.2	Lease Amendment, dated November 11, 2020, between Heartland Boys II L.P. and CPI Aerostructures, Inc. (incorporated by reference to Exhibit 10.3.2 to the Company’s Annual Report on Form 10-K/A filed on November 24, 2021).
10.4.3	Second Lease Amendment, dated November 10, 2021, between Heartland Boys II L.P. and CPI Aerostructures, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2021).
10.4.4

Third Lease Amendment, dated April 15, 2025 between Heartland Boys II L.P. and CPI Aerostructures, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2025).

10.5	Loan and Security Agreement by and between CPI Aerostructures, Inc. and Western Alliance Bank, dated as of December 12, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2025.
10.6**	Severance and Change in Control Agreement, dated December 8, 2025, between the Company and Robert Mannix, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2025.
10.7**

Severance and Change in Control Agreement, dated March 9, 2022 between the Company and Dorith Hakim, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2022.

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K filed on March 31, 2025.
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed on March 31, 2025).
23.1* 23.2*	Consent of CBIZ CPAs P.C. Consent of Marcum LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 905 of the Sarbanes-Oxley Act of 2002.
97	Clawback Policy Relating to the Recovery of excessive Incentive-Based Compensation from Executive Officers in the Event of an Accounting Restatement (incorporated by reference to Exhibit 97 to Company’s Annual Report on Form 10-K filed on March 31, 2025).

101.INS*	XBRL Instanse Document.
101.SCH*	XBRL Taxonomy Extension Scheme Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith.
**	Management contract compensatory plan or arrangement.
***	Furnished herewith.

Item 16.	FORM 10-K SUMMARY

None

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
CPI Aerostructures, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CPI Aerostructures, Inc. and Subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

Description of the Matter

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company recognizes revenue from long-term contracts with performance obligations satisfied over time by using an input method based on costs incurred as it best depicts the Company’s progress toward satisfaction of the performance obligation. Under this method, revenue arising from such contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. The estimation of these costs requires judgment by the Company given the unique product specifications and requirements for contracts related to the design, development, and manufacture of the product. During the year ended December 31, 2025, the Company recognized approximately $68.6 million of revenue over time.

Subjective judgment is required by management in determining the assumptions in estimating the estimated costs to complete on contracts for which revenue is recognized over time using a cost-to-cost model. The principal consideration in determining revenue recognition related to long term contracts with performance obligations satisfied over time was a critical audit matter was the complexity and subjective nature of management’s estimates regarding the initial costs and expected costs to complete.

The primary procedures we performed to address this critical audit matter included the following:

•	Obtained an understanding of management’s process in developing the cost estimates;
•	Performed substantive test of details on a sample of contracts with customers to ascertain that contract terms and any modifications were agreed to by the customer and that over-time revenue recognition was appropriate and in alignment with relevant accounting guidance based on the contracts terms and conditions;
•	Evaluated management’s ability to reasonably estimate costs by performing a comparison of the actual costs to prior period estimates, including evaluating the timely identification of circumstances that may warrant a modification to the estimated costs;
•	Tested the estimated costs to complete on in process jobs that were not completed during the year ended December 31, 2025 by comparing the estimated costs to complete at December 31, 2025 to actual costs incurred subsequent to December 31, 2025;
•	Performed inquiries with the Company’s program management regarding their basis of estimates, challenges or opportunities related to the program, actual performance to date compared to plan, and any recent correspondence between the Company and the customer on changes in scope or terms;
•	Tested the existence, accuracy, and completeness of costs incurred to date on a sample of contracts; and
•	Tested the mathematical accuracy of managements calculations of revenue recognized on a sample basis.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C

We have served as the Company’s auditor since 2024 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

Melville, New York
March 31, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

CPI Aerostructures, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CPI Aerostructures, Inc. and Subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, shareholders’ equity and cash flow for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flow for the year ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2024 to 2025.

Melville, New York
March 31, 2026

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash	$899,199	$5,490,963
Accounts receivable, net	5,764,928	3,716,378
Contract assets, net	33,670,354	32,832,290
Inventory	800,823	918,288
Prepaid expenses and other current assets	2,272,696	634,534
Total Current Assets	43,408,000	43,592,453

Operating lease right-of-use assets	9,515,207	2,856,200
Property and equipment, net	412,553	767,904
Deferred tax asset, net	19,894,796	18,837,576
Goodwill	1,784,254	1,784,254
Other assets	229,691	143,615
Total Assets	$75,244,501	$67,982,002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,724,293	$11,097,685
Accrued expenses	4,763,719	7,922,316
Contract liabilities	1,628,382	2,430,663
Loss reserve	138,426	22,832
Current portion of line of credit	—	2,750,000
Current portion of long-term debt	187,500	26,483
Operating lease liabilities	1,434,385	2,162,154
Income taxes payable	142,540	58,209
Total Current Liabilities	23,019,245	26,470,342

Line of credit, net of current portion	8,373,672	14,640,000
Long-term operating lease liabilities	8,353,120	938,418
Long-term debt, net of current portion	9,690,890	—
Total Liabilities	49,436,927	42,048,760

Commitments and Contingencies (see note 15)
Shareholders’ Equity:
Preferred stock - $0.01 par value; authorized 5,000,000 shares, 0 shares, issued and outstanding	—	—
Common stock - $.001 par value; authorized 50,000,000 shares, 13,155,061 and 12,978,741 shares, respectively, issued and outstanding	13,155	12,979
Additional paid-in capital	75,142,168	74,424,651
Accumulated deficit	(49,347,749)	(48,504,388)
Total Shareholders’ Equity	25,807,574	25,933,242
Total Liabilities and Shareholders’ Equity	$75,244,501	$67,982,002

The accompanying notes are an integral part of the consolidated financial statements.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2025 and 2024

	2025	2024
Revenue	$69,262,124	$81,078,864

Cost of sales	58,706,055	63,840,803

Gross profit	10,556,069	17,238,061

Selling, general and administrative expenses	10,732,451	10,506,439
(Loss) income from operations	(176,382)	6,731,622

Interest expense	(1,567,840)	(2,288,834)
(Loss) income before benefit (provision) for income taxes	(1,744,222)	4,442,788

Benefit (provision) for income taxes	900,861	(1,143,454)
Net (loss) income	$(843,361)	$3,299,334

(Loss) income per common share-basic	$(0.07)	$0.26
(Loss) income per common share-diluted	$(0.07)	$0.26

Shares used in computing (loss) income per common share:
Basic	12,788,937	12,593,213
Diluted	12,788,937	12,709,237

The accompanying notes are an integral part of the consolidated financial statements.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2025 and 2024

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at January 1, 2024	12,771,434	$12,771	$73,872,679	$(51,803,722)	$22,081,728

Net income	—	—	—	3,299,334	3,299,334
Issuance of common stock upon settlement of restricted stock, net	207,307	208	—	—	208
Stock-based compensation expense	—	—	604,474	—	604,474
Shares withheld for tax withholdings	—	—	(52,502)	—	(52,502)
Balance at December 31, 2024	12,978,741	12,979	74,424,651	(48,504,388)	25,933,242

Net (loss) income	—	—	—	(843,361)	(843,361)
Issuance of common stock upon settlement of restricted stock, net	176,320	176	—	—	176
Stock-based compensation expense	—	—	806,434	—	806,434
Shares withheld for tax withholdings	—	—	(88,917)	—	(88,917)
Balance at December 31, 2025	13,155,061	$13,155	$75,142,168	$(49,347,749)	$25,807,574

The accompanying notes are an integral part of the consolidated financial statements.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2025 and 2024

	2025	2024
Cash flows from operating activities:
Net (loss) income	$(843,361)	$3,299,334
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	420,387	430,006
Amortization of debt issuance costs	75,260	46,159
Stock-based compensation expense	806,610	604,682
Deferred income taxes	(1,057,220)	1,100,548
Provision for credit losses	(69,360)	144,565
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,979,189)	491,253
(Increase) decrease in contract assets	(838,064)	2,479,778
Decrease in inventory	117,466	518,359
(Increase) decrease in prepaid expenses and other current assets	(1,638,161)	83,492
Decrease in operating right-of-use assets	1,531,629	1,883,993
(Decrease) increase in accounts payable and accrued expenses	380,037	(1,730,794)
(Decrease) in contract liabilities	(802,281)	(3,506,966)
(Decrease) in lease liabilities	(1,503,703)	(1,999,057)
Increase (decrease) in loss reserve	115,594	(314,519)
Increase in income taxes payable	84,331	28,102
Net cash (used in) provided by operating activities	(5,200,025)	3,558,935
Cash flows from investing activities:
Purchase of property and equipment	(65,036)	(403,854)
Net cash used in investing activities	(65,036)	(403,854)
Cash flows from financing activities:
Repayments on line of credit	(17,390,000)	(2,650,000)
Repayments on long-term debt	(26,483)	(44,498)
Proceeds from line of credit	8,373,672	—
Proceeds from long-term debt	10,000,000	—
Proceeds from insurance financing obligation	369,467	326,125
Repayments of insurance financing obligation	(281,496)	(338,037)
Taxes paid related to net share settlement of equity awards	(88,917)	(52,502)
Debt issuance costs	(282,946)	—
Net cash provided by (used in) financing activities	673,297	(2,758,912)
Net (decrease) increase in cash	(4,591,764)	396,169
Cash at beginning of year	5,490,963	5,094,794
Cash at end of year	$899,199	$5,490,963
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,932,764	$2,356,447
Cash paid for income taxes	$71,475	$5,484

Supplemental disclosure of non-cash item:
Increase to operating right-of-use asset and operating lease liability from lease amendment	$8,190,636	—

The accompanying notes are an integral part of the consolidated financial statements.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company consists of CPI Aerostructures, Inc. (“CPI”), Welding Metallurgy, Inc. (“WMI”) and Compac Development Corporation (“Compac”), a wholly owned subsidiary of WMI (collectively the “Company”).

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

The Company also has contracts that are considered point in time. Under the point in time revenue recognition model, revenue is recognized when control of the product has transferred to the customer; in most cases this will be based on shipping terms.

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

An evaluation to determine the proper revenue recognition for our contracts requires significant judgment and evaluation to combine a group of purchase orders from a single customer for the same performance obligation or to separate a contract into multiple performance obligations. A performance obligation is a promise within a contract to transfer a distinct good or service to the customer in exchange for payment and is the unit of account for recognizing revenue. The Company’s performance obligations in its contracts with customers are typically the sale of each individual product contemplated in the contract or a single performance obligation representing a series of products when the contract contains multiple products that are substantially the same. The Company has elected to account for shipping performed after control over a product has transferred to a customer as fulfillment activities. When revenue is recognized in advance of incurring shipping costs, the costs related to the shipping are accrued. Shipping costs are included in costs of sales. The Company provides warranties on many of its products; however, since customers cannot purchase such warranties separately and they do not provide services beyond standard assurances, warranties are not separate performance obligations.

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

The contracts directly with the U.S. government or subcontracted through its prime contractors, typically are subject to the Federal Acquisition Regulation (“FAR”), which provides guidance on the types of costs that are allowable in establishing prices for goods and services provided under U.S. government contracts. The pricing for commercial contractors is based on the specific negotiations with each customer and any taxes imposed by governmental authorities are excluded from revenue. The transaction price is primarily comprised of fixed consideration as the customer typically pays a fixed fee for each product sold. The Company does not adjust the amount of revenue to be recognized under a customer contract for the effects of the time value of money when the timing difference between receipt of payment and transferring the good or service is less than one year.

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

Cash

The Company maintains its cash in multiple financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to the limit of $250,000. From time to time, the Company’s balances may exceed these limits. As of December 31, 2025 and 2024, the Company had $760,921 and $5,270,629, respectively, of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly credit worthy.

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2025, the Company has right of use assets and lease liabilities of $9,515,207 and $9,787,505, respectively. At December 31, 2024, the Company had right of use assets and lease liabilities of $2,856,200 and $3,100,572, respectively.

Finance leases are treated as the purchase of an asset on a financing basis. Assets under finance leases, which primarily represent machinery and equipment, computer equipment, and leasehold improvements, are included in property and equipment, net, with the related liabilities included in current portion of long-term debt and long-term debt on the consolidated balance sheets.

Goodwill

Goodwill represents the excess of purchase price of an acquisition over the fair value of net assets acquired. Goodwill is not amortized but instead is assessed for impairment annually as of December 31st and when events and circumstances warrant an evaluation. The Company has determined that it has a single operating and reporting unit, and assesses during its evaluation whether it believes it is more likely than not that the fair value of this reporting unit is greater than or less than its carrying amount by comparing the fair value of this reporting unit with its carrying value. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss. The Company performed its annual impairment assessment of goodwill as of December 31, 2025 and 2024 and concluded that goodwill was not impaired. The Company assessed goodwill using qualitative factors to determine whether it was more likely than not that the fair value is less than its carrying value (step 0) and determined that no further testing was required.

Long-Lived Assets

The Company reviews its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable by comparing the estimated undiscounted cash flow expected to result from the use of the asset and the estimated amounts expected to be realized upon the asset’s eventual disposition with the carrying value of the asset. If the carrying amount of the asset exceeds the aforementioned estimated expected undiscounted cash flows and estimated expected disposition proceeds, the Company measures the amount of the impairment to record by comparing the carrying amount of the asset with its estimated fair value. As of December 31, 2025 and 2024, the Company determined that long-lived assets were not impaired.

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

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share” and uses the treasury stock method in the calculation of earnings per share. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

Basic and diluted income per common share is computed using the weighted average number of common shares outstanding. Diluted income per common share is adjusted for the incremental shares attributed to unvested RSUs. There were 0 and 116,024 incremental shares used in the calculation of diluted income per common share for the years ended December 31, 2025 and 2024, respectively.

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

Recently Issued Accounting Standards – Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively while disclosures for the year ended December 31, 2024 remain presented on a pre-adoption basis.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards – Not Adopted

In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). This guidance removes all references to prospective and sequential stages (referred to as “project stages”) throughout ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. Under ASU 2025-06, cost capitalization should only commence when both management has authorized and committed to funding a software project and it is probable the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Entities may apply the guidance using a prospective, modified transition or retrospective approach. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the preferred transition approach and assessing the impact of the ASU on our disclosures and financial statements, including the timing of adoption.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. The ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the timing of the adoption and the impact of this ASU on its consolidated financial statements and related disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, which will be our interim period beginning January 1, 2028. Early adoption of ASU 2024-03 is permitted. We are evaluating the impact of ASU 2025-01 in conjunction with ASU 2024-03.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	REVENUE

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by contract type and revenue recognition method:

	Year Ended
	December 31, 2025	December 31, 2024
Government subcontracts	$55,547,679	$64,704,370
Prime government contracts	7,415,434	11,677,152
Commercial contracts	6,299,011	4,697,342
Total	$69,262,124	$81,078,864

	Year Ended
	December 31, 2025	December 31, 2024
Revenue recognized using over time revenue recognition model	$68,638,307	$80,123,031
Revenue recognized using point in time revenue recognition model	623,817	955,833
Total	$69,262,124	$81,078,864

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

Net EAC adjustments had the following impact on our gross profit during the years ended December 31, 2025 and 2024:

	Years Ended
	December 31, 2025	December 31, 2024
Net adjustments	$(10,171,038)	$(3,750,020)

Net unfavorable adjustments during the year ended December 31, 2025 compared to the year ended December 31, 2024 were driven primarily by an unfavorable adjustment associated with the termination of the Boeing A-10 program, program costs on the NGJ Mid-Band Pod, and T-38 Classic Structural Modification Kits.,

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2025, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $91.8 million. This represents the amount of revenue the Company expects to recognize in the future on contracts with unsatisfied or partially satisfied performance obligations as of December 31, 2025.

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

	December 31, 2025	December 31, 2024	December 31, 2023
Contract assets	$33,670,354	$32,832,290	$35,312,068

Contract liabilities	1,628,382	2,430,663	5,937,629

Contract assets at December 31, 2025 increased $838,064 from December 31, 2024 due to the timing of billings as compared to the recognition of revenue during 2025 upon the satisfaction or partial satisfaction of performance obligations.

Contract liabilities decreased $802,281 during 2025, primarily due to revenue recognized on these performance obligations in excess of payments received.

Revenue recognized for the year ended December 31, 2025, that was included in the contract liabilities balances as of January 1, 2025 was $1,937,639. Revenue recognized for the year ended December 31, 2024, that was included in the contract liabilities balances as of January 1, 2024 was $5,635,629.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Billed receivables	$5,910,717	$3,931,527	$4,444,504
Less: allowance for expected credit losses	(145,789)	(215,149)	(92,308)
Total accounts receivable, net	$5,764,928	$3,716,378	$4,352,196

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	INVENTORY

The components of inventory consist of the following:

	December 31,
	2025	2024
Raw materials	$524,883	$414,806
Work in progress	7,547	60,719
Finished goods	268,393	442,763
Inventory	$800,823	$918,288

6.	PROPERTY AND EQUIPMENT

The components of property and equipment consist of the following:

	December 31,		Estimated
	2025	2024	Useful Life (years)
Machinery and equipment	$4,275,455	$4,247,671	5 to 7
Computer equipment	4,430,313	4,393,060	5 to 10
Furniture and fixtures	709,350	709,350	7
Automobiles and trucks	13,162	13,162	5
Leasehold improvements	2,702,891	2,702,891	Lesser of lease term or 10 years
Total gross property and equipment	12,131,171	12,066,134
Less accumulated depreciation and amortization	(11,718,618)	(11,298,230)
Total property and equipment, net	$412,553	$767,904

Depreciation expense for the years ended December 31, 2025 and 2024 was $420,387 and $430,006, respectively.

7.	GOODWILL

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

Western Alliance Bank Loan and Security Agreement

On December 12, 2025, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Western Alliance Bank (the “Bank”). The Loan and Security Agreement provides for a revolving line of credit in the maximum principal amount of $10,000,000 (the “Revolving Line”) and a term loan in the original principal amount of $10,000,000 (the “Term Loan” and, together with the Revolving Line, the “Credit Facilities”). WMI and Compac, have guaranteed the Company’s obligations under the Loan and Security Agreement.

Borrowings under the Credit Facilities bear interest at a variable rate equal to the 1-month Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin as set forth in the Loan and Security Agreement. During the continuance of an event of default, all outstanding obligations bear interest at a rate equal to 5% above the rate otherwise applicable.

The SOFR Rate was 3.9% as of December 31, 2025 and as such, the Company’s interest rate on the Revolving Loan and Term Loan was 6.4% as of December 31, 2025.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Credit Facilities mature on December 12, 2030. The Term Loan was funded in full on the closing date and is repayable in scheduled quarterly installments beginning on April 5, 2026. Maturities on long term debt are as follows:

Period	Year Ended December 31,
2026	$187,500
2027	$250,000
2028	$437,500
2029	$687,500
2030	$8,437,500
Total	$10,000,000

Borrowings under the Revolving Line may be made, repaid and reborrowed from time to time before the maturity date, subject to the other conditions set forth in the Loan and Security Agreement. Voluntary prepayments of the Credit Facilities are permitted at any time without premium or penalty, other than customary breakage amounts, and the Loan and Security Agreement requires mandatory prepayments in certain circumstances.

The Loan and Security Agreement requires the Company to pay an unused commitment fee equal to 0.40% per annum on the unused portion of the Revolving Line and to pay fees and charges in connection with any letters of credit and any cash management services provided by the Bank and to reimburse the Bank’s expenses as provided in the Loan and Security Agreement.

The Company’s obligations under the Loan and Security Agreement, and the guaranties of WMI and Compac, are secured by a first-priority security interest in substantially all of the personal property assets of the Company and the guarantors, in each case subject to permitted liens and customary exclusions as set forth in the Loan and Security Agreement and related security documents.

The Loan and Security Agreement contains customary affirmative, negative and financial covenants. Among other things, these covenants impose limitations, subject to agreed exceptions, on the ability of the Company and its subsidiaries to incur additional indebtedness, grant liens, make certain investments, dispose of assets, pay dividends and other restricted payments, enter into certain transactions with affiliates and effect certain mergers or other fundamental changes. The Loan and Security Agreement also includes quarterly tested financial covenants, including a minimum Consolidated Fixed Charge Coverage Ratio of 1.25 to 1.00 and a maximum Funded Leverage Ratio that is initially 3.75 to 1.00 through December 31, 2026 and is reduced to 3.50 to 1.00 from January 1, 2027 onward, in each case as defined in and calculated under the Loan and Security Agreement.

The Loan and Security Agreement includes customary events of default, including payment defaults, covenant defaults, certain cross-defaults, certain events of bankruptcy or insolvency, certain unsatisfied judgments, certain ERISA events and certain change-of-control events. If an event of default occurs and is continuing, the Bank may, subject to the terms of the Loan and Security Agreement, declare all or a portion of the outstanding obligations under the Credit Facilities to be immediately due and payable, terminate the commitments and exercise other rights and remedies available to it, including with respect to the collateral.

Termination of Amended and Restated Credit Agreement.

Previous to the Loan and Security Agreement, the Company was a party to an Amended and Restated Credit Agreement on March 24, 2016 with the lenders named therein and BankUnited, N.A. as Sole Arranger, Agent and a Lender, dated as of March 24, 2016 (as amended, the “BankUnited Facility”). The BankUnited Facility originally provided for a revolving credit loan commitment of $30 million (the “BankUnited Revolving Loan”) and a $10 million term loan (“BankUnited Term Loan”). The BankUnited Revolving Loan bore interest at a rate based upon a pricing grid, as defined in the BankUnited Facility.

The BankUnited Facility, as amended, required us to maintain the following financial covenants: (a) minimum debt service coverage ratio of no less than 1.5 to 1.0 for trailing four fiscal quarter periods; (b) maximum leverage ratio of no less than 4.0 to 1.0 for trailing four fiscal quarter periods; (c) minimum net income after taxes as of the end of each fiscal quarter being no less than $1.00; and (d) a minimum adjusted EBITDA at the end of each fiscal quarter of no less than $1.0 million.

On December 12, 2025, in connection with entering into the Loan and Security Agreement, the Company used a portion of the proceeds of the Credit Facilities, including the full $10 million amount of the Term Loan and borrowings under the Revolving Line in the approximate principal amount of $6,220,722 to repay in full all outstanding obligations under BankUnited Facility. Upon such repayment, the BankUnited Facility and the related loan documents were terminated in accordance with their terms, and all liens and security interests securing the obligations thereunder were released. The Company did not incur any early termination or prepayment penalties in connection with the termination of the BankUnited Facility.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company anticipates using the remaining availability under the Credit Facilities for working capital and general corporate purposes, in each case to the extent permitted under the Loan and Security Agreement.

As of December 31, 2025 the Company had $18,373,672 outstanding under the Loan and Security Agreement; $8,373,672 under the Revolving Line and $10,000,000 under the Term Loan. Both loans mature December 12, 2030. As of December 31, 2024, the Company had an aggregate of $17,390,000 outstanding under the BankUnited Facility.

The Company has cumulatively paid approximately $243,220 of total debt issuance costs in connection with the Loan and Security Agreement of which approximately $243,220 is unamortized and $121,610 is included in other assets and $121,610 is reflected as a reduction of the Term Loan at December 31, 2025.

Included in the long-term debt are financing leases and notes payable totaling $0 and $26,483 at December 31, 2025 and 2024, respectively, including a current portion of $0 and $26,483, respectively.

9.	LEASES

The Company leases manufacturing and office space under an agreement classified as an operating lease. The company entered into an amendment to the lease agreement for its operating facility on April 15, 2025 that extends the term of the lease until April 30, 2031. The lease agreement does not include any renewal options. The agreement provides for an initial monthly base amount plus annual escalations through the term of the lease. In addition to the monthly base amounts in the lease agreement, the Company is required to pay real estate taxes and operating expenses during the lease terms. The result of the lease amendment was an increase of ROU assets and lease liabilities of $8,190,636.

The Company also leases office equipment in agreements classified as operating leases.

For the years ended December 31, 2025 and 2024, the Company’s operating lease expense was $2,379,916 and $2,137,830, respectively.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2025 were as follows:

Year ending December 31,
2026	$2,304,533
2027	$2,336,077
2028	$2,300,990
2029	$2,360,515
2030	$2,431,331
Thereafter	$ 818,389
Total undiscounted operating lease payments	$12,551,835
Less imputed interest	(2,764,330)
Present value of operating lease payments	$$9,787,505

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the ROU assets and operating lease liabilities as of December 31, 2025 and 2024:

	2025	2024
Assets
ROU assets, net	$9,515,207	$2,856,200

Liabilities
Current operating lease liabilities	$1,434,385	$2,162,154
Long-term operating lease liabilities	8,353,120	938,418
Total lease liabilities	$9,787,505	$3,100,572

The Company’s weighted average remaining lease term for its operating leases is 5.5 years as of December 31, 2025. The Company’s weighted average discount rate for its operating leases is 9.52% as of December 31, 2025. Cash paid for operating leases the year ended December 31, 2025 and 2024 was $2,283,354 and $2,228,784, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. The Company generally is no longer subject to U.S. or state examinations by tax authorities for taxable years prior to 2021. However, net operating losses utilized from prior years in subsequent years’ tax returns are subject to examination until three years after the filing of subsequent years’ tax returns.

The provision (benefit) for income taxes consists of the following:

Year ended December 31,	2025	2024
Current:
State	$156,360	$42,906
Deferred:
Federal	(792,252)	624,509
State	(264,969)	476,039
Total	$(900,861)	$1,143,454

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The difference between the income tax provision (benefit) computed at the federal statutory rate and the actual tax benefit for 2025 after the adoption of ASU 2023-09 is as follows:

Year ended December 31,	2025 Dollar Amount	2025 Percent
Tax at U.S. statutory rate	$(366,287)	21.0%
State income tax, net*	(85,801)	4.9%
Tax Credits
Research and Development credit	(201,413)	11.5%
Change in valuation allowance	(250,616)	14.4%
Nontaxable or Nondeductible Items
Other	2,215	-0.1%
Other Reconciling Items
Other	1,041	-0.1%
Effective Tax Rate	$(900,861)	51.6%

*	For the year ended December 31, 2025, state taxes in Texas and Mississippi made up the majority of the state and local income tax.

A reconciliation of the difference between the provision for income taxes and the expected tax provision as presented in 2024 prior to the adoption of ASU 2023-09 is as follows:

Year ended December 31,	2024
Taxes computed at the federal statutory rate	$932,985
State income tax, net	409,967
Research and development tax credit	(145,954)
Change in valuation allowance	(20,846)
Other	(43,413)
Permanent differences	10,715
Provision (Benefit) for income taxes	$1,143,454

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the adoption of ASU 2023-09, below is a summary of income taxes paid, net of refunds received, by jurisdiction for the year ended December 31, 2025;

2025
Texas	$55,040
New York State	13,646
Other	2,789
Total	$71,475

The components of deferred income tax assets and liabilities are as follows at December 31:

Deferred Tax Assets:	2025	2024
Capitalized R&D	$1,281,291	$1,705,529
Credit carryforwards	2,626,043	2,424,596
Lease liability	2,214,682	461,967
Disallowed interest expense	1,041,530	709,604
Net operating loss carryforward	15,121,147	14,643,979
Other	688,706	676,435
Deferred tax assets	22,973,399	20,622,110

Valuation allowance	(681,184)	(973,367)

Deferred Tax Liabilities:
ROU asset	2,153,067	610,258
Other	244,352	200,909
Deferred tax liabilities	$2,397,419	$811,167
Net deferred tax assets	$19,894,796	$18,837,576

As of December 31, 2025, the Company had approximately $68,200,000 of gross net operating loss carryforwards (“NOLs”) for federal tax purposes and approximately $18,300,000 of post apportionment NOLs for state tax purposes. The Federal NOLs begin to expire in 2034. Losses generated in 2018 and forward of $16,700,000 have an indefinite life and can offset up to 80% of taxable income in the future. Federal NOLs generated prior to 2018 can offset 100% of future taxable income. The state NOLs begin to expire in 2034 .

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2025	2024
Balance of gross unrecognized tax benefits as of beginning of year	$—	$—
Changes to unrecognized tax benefits for prior years	130,000	—
Changes to unrecognized tax benefits for current year	—	—
Balance of gross unrecognized tax benefits as of end of year	$130,000	$—

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

The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Consolidated Statements of Operations. As of December 31, 2025, there were $130,000 of unrecognized tax benefits that, if recognized, $103,000 would affect the effective tax rate. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $13,000 and $0, respectively, during the years ended December 31, 2025 and 2024.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assessing the realizability of deferred tax assets requires the determination of whether it is more likely than not that some portion or all the deferred tax assets will not be realized. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as a cumulative loss in recent years, as a significant piece of negative evidence to overcome. As of December 31, 2025, the Company reported three years of cumulative book income, along with projections of profitability, for which management determined that there is sufficient positive evidence to conclude that it is more likely than not that a portion of the deferred tax assets will be realized. As such, $292,183 of the valuation allowance has been released, leaving an ending valuation allowance balance of $681,184 against federal R&D credits and state NOLs.

11.	ACCRUED EXPENSES

Accrued expenses consists of the following:

	December 31, 2025	December 31, 2024
Accrued purchases	$2,567,454	$4,683,246
Accrued payroll	670,350	1,323,018
Accrued insurance	621,288	803,185
Accrued interest	54,666	487,428
Accrued professional fees and other accrued expenses	849,961	625,439
Total	$4,763,719	$7,922,316

12.	STOCK-BASED COMPENSATION

In 2009, the Company adopted the Performance Equity Plan 2009 (the “2009 Plan”). The 2009 Plan reserved 500,000 common shares for issuance. The 2009 Plan provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company. The Company has 2,364 shares available for grant under the 2009 Plan as of December 31, 2025.

In 2016, the Company adopted the 2016 Long Term Incentive Plan (the “2016 Plan”). The 2016 Plan reserved 600,000 common shares for issuance, provided that, no more than 200,000 common shares be granted as incentive stock options. Awards may be made or granted to employees, officers, directors and consultants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Any shares of common stock granted in connection with awards other than stock options and stock appreciation rights are counted against the number of shares reserved for issuance under the 2016 Plan as one and one-half shares of common stock for every one share of common stock granted in connection with such award. Any shares of common stock granted in connection with stock options and stock appreciation rights are counted against the number of shares reserved for issuance under the 2016 Plan as one share for every one share of common stock issuable upon the exercise of such stock option or stock appreciation right awarded. In the fourth quarter of 2020, the Company added 800,000 shares to the 2016 Plan, which increased the number of shares reserved for issuance under the 2016 Plan to 1,400,000 shares. In the second quarter of 2023, the Company added an additional 800,000 shares to the 2016 Plan, which increased the number of shares for reserved for issuance under the 2016 Plan to 2,200,000 shares. The Company has 221,596 shares available for grant under the 2016 Plan as of December 31, 2025.

On June 24, 2025, the shareholders of the Company approved the 2025 Long-Term Incentive Plan (the “2025 Plan”) at the Company’s 2025 annual meeting of shareholders. The 2025 Plan had previously been approved by the Company’s Board of Directors (the “Board”) on April 28, 2025, upon the recommendation of the Company’s Compensation and Human Resources Committee, subject to shareholder approval. The 2025 Plan is intended to advance the Company’s interests by providing equity-based incentives to attract, retain, and motivate employees, officers, directors, and consultants. The plan authorizes the issuance of up to 800,000 shares of the Company’s common stock and allows for a variety of award types, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. The 2025 Plan is administered by the Company’s Compensation and Human Resources Committee, which has broad authority to determine the terms of individual awards, including eligibility, size, vesting conditions, performance criteria, and other terms. Awards may generally not be transferred and are subject to forfeiture under certain conditions. The Company had 622,024 shares available for grant under the 2025 Plan as of December 31, 2025.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense for restricted stock in the consolidated statements of operations is summarized as follows:

	2025	2024
Cost of sales	$25,167	$3,675
Selling, general and administrative	781,443	601,007
Total stock-based compensation expense	$806,610	$604,682

The Company grants restricted stock units (“RSUs”) to its board of directors as partial compensation. For 2025, these RSUs vest quarterly on a straight-line basis over a one-year period.

The following table summarizes activity related to outstanding RSUs for the year ended December 31, 2025:

	RSUs	Weighted Average Grant Date Fair Value of RSUs
Non-vested – January 1, 2025	—	$—
Granted	122,224	$4.29
Vested	(118,520)	$4.29
Forfeited	(3,704)	$4.29
Non-vested – December 31, 2025	—	$—

The Company grants shares of common stock (“Restricted Stock Awards”) to select employees. These shares have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant. In the event that the employee’s employment is voluntarily terminated prior to certain vesting dates, portions of the shares may be forfeited. At December 31, 2025, the weighted average remaining amortization period was 2.3 years.

The following table summarizes activity related to outstanding Restricted Stock Awards for the year ended December 31, 2025:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value of Restricted Stock Awards
Non-vested – January 1, 2025	152,875	$2.86
Granted	108,328	$2.89
Vested	(64,507)	$2.81
Forfeited	(48,569)	$2.78
Non-vested – December 31, 2025	148,127	$2.92

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company grants shares of common stock (“Performance Restricted Stock Awards” or “PRSAs”) to select officers as part of our long-term incentive program that will result in that number of PRSAs being paid out if the target performance metric is achieved. The award vesting is based on specific performance metrics related to accounts payable delinquency, debt, and net income during the performance period. The PRSAs vest at 0% or 100% and all three metrics must be met to vest at 100%. The PRSAs granted under this program will vest on the fourth anniversary of the grant date, subject to the aforementioned performance criteria. At December 31, 2025, the weighted average remaining amortization period was 1.9 years.

 The following table summarizes activity related to outstanding PRSAs for the year ended December 31, 2025:

	PRSAs	Weighted Average Grant Date Fair Value of PRSAs
Non-vested – January 1, 2025	44,076	$2.98
Granted	57,376	$2.96
Vested	—	$—
Forfeited	(44,076)	$2.98
Non-vested – December 31, 2025	57,376	$2.96

The fair value of all RSUs, PRSAs and Restricted Stock Awards is based on the closing price of our common stock on the grant date. All RSUs, PRSAs, and Restricted Stock Awards vest and settle in common stock (on a one-for-one basis).

As of December 31, 2025, unamortized stock-based compensation costs related to restricted share arrangements was $184,689.

In addition, our income tax liabilities for 2025 and 2024 were reduced by $181,487 and $138,296 , respectively, due to recognized tax benefits on stock-based compensation arrangements.

13.	EMPLOYEE BENEFIT PLAN

On September 11, 1996, the Company’s board of directors instituted a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Code”). On October 1, 1998, the Company amended and standardized its plan as required by the Code. Pursuant to the amended plan, qualified employees may contribute a percentage of their pretax eligible compensation to the Plan and the Company will match a percentage of each employee’s contribution. Additionally, the Company has a profit-sharing plan covering all eligible employees. Contributions by the Company are at the discretion of management. The amount of contributions recorded by the Company during the years ended December 31, 2025 and 2024 amounted to $302,912 and $305,934, respectively.

14.	MAJOR CUSTOMERS

For the year ended December 31, 2025, 38%, 20%, 11%, and 11% of our revenue was generated from our four largest customers. For the year ended December 31, 2024, 36%, 24%, and 14% of our revenue was generated from our three largest customers.

At December 31, 2025, 53%, 17%, and 12% of accounts receivable were due from our three largest customers. At December 31, 2024, 21%, 18%, 16%, 12%, 12%, and 12% of accounts receivable were due from our six largest customers.

At December 31, 2025, 27%, 21%, 19%, and 17% of our contract assets were related to our four largest customers. At December 31, 2024, 31%, 27%, and 20% of our contract assets were related to our three largest customers.

At December 31, 2025, no vendors accounted for more than 10% of accounts payable. At December 31, 2024, 13%, 12%, 11% and 11% of our accounts payable was from our top 4 largest vendors.

CPI AEROSTRUCTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	COMMITMENTS AND CONTINGENCIES

On May 7, 2025, the Company submitted to The Boeing Company a Request for Equitable Pricing Adjustment on the Boeing A-10 program addressing higher manufacturing costs on its 2019 firm fixed price contract. Subsequently, on July 14, 2025, the Company received a Termination Notice from The Boeing Company with respect to the Boeing A-10 program directing the Company to scrap and return materials and tooling to the Air Force prior to August 15, 2025 when funding would no longer be available, as well as a claim for damages incurred by Boeing as a result of the alleged contract default. The Company continues to have correspondence with the Boeing Company over the termination of the Boeing A10 program. In light of these events, and in conjunction with the Air Force’s decision to accelerate the retirement of the Boeing A-10 fleet, the Company evaluated the situation and recognized an adjustment to its contract revenues and costs to address the contract termination during the quarter ended June 30, 2025. The Company will continue to evaluate the customers claim and will recognize any contingent losses, if required, in the period in which additional losses become both probable, and reasonably estimable.

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

16.	Segment reporting

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

As the Company has only one operating segment and is managed on a consolidated basis, the measure of profit or loss is consolidated net income or loss, which include all significant expenses and assets as presented in the consolidated financial statements which is consistent with the information provided to the CODM. Refer to the Consolidated Balance Sheet and the Consolidated Statements of Operations for the financial information with respect to the Company’s single operating segment for the years ended December 31, 2025 and 2024.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2026	CPI AEROSTRUCTURES, INC.
(Registrant)

	By:	/s/ Dorith Hakim
Dorith Hakim Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Carey Bond	Chairman of the Board of Directors	March 31, 2026
Carey Bond

/s/ Richard Caswell	Director	March 31, 2026
Richard Caswell

/s/ Michael Faber	Director	March 31, 2026
Michael Faber

/s/ Dorith Hakim	Chief Executive Officer and President	March 31, 2026
Dorith Hakim	(Principal Executive Officer)

/s/ Pamela Levesque	Director	March 31, 2026
Pamela Levesque

/s/ Robert Mannix	Chief Financial Officer	March 31, 2026
Robert Mannix	(Principal Financial Officer and Principal Accounting Officer)

/s/ Rick Rosenjack	Director	March 31, 2026
Rick Rosenjack

/s/ Terry Stinson	Vice Chairman of the Board of Directors	March 31, 2026
Terry Stinson