Form 10-K/A
period 2025-12-31
CPI AEROSTRUCTURES INC
filed 2026-04-07
CIK 889348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of CPI Aerostructures, Inc. (the “Company”) for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission on March 31, 2026 (the “Original Filing”). For ease of reference, the Company is refiling the Original Filing in its entirety.

The sole purpose of this Amendment is to correct the date of the report of Marcum LLP, the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2024, on the Company’s financial statements included in Item 8 of the Original Filing. In the Original Filing, Marcum LLP’s report was incorrectly dated March 31, 2026. The report has been revised in this Amendment to reflect the correct date of March 31, 2025.

This Amendment also includes new certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 and updated consents of Marcum LLP and CBIZ CPAs P.C.

Except as described above, this Amendment does not modify or update any other disclosure in the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing.

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

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company, as amended, (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.1	Certificate of Amendment of the Certificate of Incorporation of Composite of Precision Industries, Inc., dated May 9, 1989 (incorporated by reference to Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.2	Certificate of Amendment of the Certificate of Incorporation of Consortium Products International, Inc., dated June 30, 1992 (incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.3	Certificate of Amendment of the Certificate of Incorporation of CPI Aerostructures, Inc., dated August 7, 1992 (incorporated by reference to Exhibit 3.1.3 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.4	Certificate of Amendment of the Certificate of Incorporation of CPI Aerostructures, Inc., dated June 3, 1997 (incorporated by reference to Exhibit 3.1.4 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).
3.1.5	Certificate of Amendment of the Certificate of Incorporation of CPI Aerostructures, Inc., dated June 16, 1998 (incorporated by reference to Exhibit 3.1.5 to the Company’s Annual Report on Form 10-K, filed on August 25, 2020).

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K/A filed on November 24, 2021).
3.2.1	Amended Article V, Section 6 of Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 22, 2021).
4.1	Securities of the Registrant (incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2026).
10.1**	Performance Equity Plan 2009 (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 30, 2009).
10.2**	2016 Long-Term Incentive Plan, as amended (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 28, 2023).
10.3**	2025 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on April 30, 2025).
10.4.1	Agreement of Lease, dated June 30, 2011, between Heartland Boys II L.P. and CPI Aerostructures, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011).
10.4.2	Lease Amendment, dated November 11, 2020, between Heartland Boys II L.P. and CPI Aerostructures, Inc. (incorporated by reference to Exhibit 10.3.2 to the Company’s Annual Report on Form 10-K/A filed on November 24, 2021).
10.4.3	Second Lease Amendment, dated November 10, 2021, between Heartland Boys II L.P. and CPI Aerostructures, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2021).
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

Melville, New York
March 31, 2025

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

Dated: April 6, 2026	CPI AEROSTRUCTURES, INC.
(Registrant)

	By:	/s/ Robert Mannix
Robert Mannix Chief Financial Officer