Form 10-K/A
period 2025-12-31
CPI AEROSTRUCTURES INC
filed 2026-04-29
CIK 889348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

As of April 28, 2026, the registrant had 13,209,669 shares of common stock, $.001 par value, outstanding.

Documents Incorporated by Reference:

None

EXPLANATORY NOTE

CPI Aerostructures, Inc. (“CPI Aero” or the “Company”) is filing this Amendment No. 2 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2025, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026 and as amended by Amendment No. 1 thereto filed with the SEC on April 7, 2026 (as so amended, the “Form 10-K”), solely to provide the information required by Part III of Form 10-K because the Company’s definitive proxy statement for its 2026 Annual Meeting of Shareholders (the “Proxy Statement”) will not be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2025. This Amendment hereby amends and restates in their entirety Items 10 through 14 of Part III of the Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as Exhibits 31.1 and 31.2 to this Amendment under Item 15 of Part IV hereof. Because this Amendment does not include financial statements and does not contain or amend disclosures with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of such certifications have been omitted.

Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Form 10-K, as previously amended by Amendment No. 1, and the Form 10-K, as so amended, continues to speak as of March 31, 2026, the date of its original filing with the SEC. This Amendment does not reflect events occurring after such date or modify or update in any way disclosures contained in the Form 10-K, as previously amended.

Capitalized terms used but not otherwise defined herein have the meanings ascribed to them in the Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Director Since	Position and Board Committees
Carey Bond	65	2016	Chairman of the Board of Directors, Compensation and Human Resources Committee (Chair)
Richard S. Caswell	67	2020	Director, Audit and Finance Committee (Chair), Strategic Planning Committee
Michael Faber	66	2013	Director, Audit and Finance Committee, Compensation and Human Resources Committee, Nominating and Corporate Governance Committee (Chair)
Dorith Hakim	61	2022	Chief Executive Officer, President, Director, Strategic Planning Committee
Pamela Levesque	68	2023	Director, Compensation and Human Resources Committee, Nominating and Corporate Governance Committee
Robert Mannix	58	—	Chief Financial Officer and Secretary
Richard C. Rosenjack, Jr.	66	2023	Director, Nominating and Corporate Governance Committee, Audit and Finance Committee, Strategic Planning Committee
Terry Stinson	84	2014	Vice Chairman of the Board of Directors, Compensation and Human Resources Committee, Strategic Planning Committee (Chair)

Carey E. Bond is the Chairman of the Board, a position which he has held since January 2025. He served as Vice Chairman of the Board from August 2020 until January 2025. Mr. Bond has been a director since December 2016. Mr. Bond’s career as a corporate executive in the aviation industry has spanned over 30 years, where he has held successful leadership roles in several areas such as aircraft development and production, sales, service, and profit and loss ownership. Mr. Bond spent 10 years at Sikorsky Aircraft Corporation, a corporation specializing in designing, manufacturing and servicing helicopters, as Vice President, Corporate Strategy, Chief Marketing Officer, and President, Commercial Systems and Services. Mr. Bond currently serves on the board of directors of NWI Aerostructures and NWI Precision, business units of Stony Point Group, a conglomerate of privately held aerospace companies. Mr. Bond has also served on the board of directors of domestic and international companies, namely Shanghai Sikorsky Aircraft Company Limited, New Eclipse Aerospace, and PZL Mielec Aircraft Company. Mr. Bond received an MBA from Texas Christian University. Mr. Bond brings to our board of directors expertise in the aerospace and defense industry, an internationally minded approach to business development, and general business acumen.

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

Michael Faber has been a director since August 2013. Mr. Faber has more than 25 years of experience investing in, operating and advising both large multi-national and emerging growth companies in a variety of industries. Since 1996, Mr. Faber has served as Chief Executive Officer of NextPoint Management Company, Inc., an investment and strategic advisory firm, advising family offices on a variety of issues, including asset manager selection and oversight, direct investing, and trust and estates. Additionally, Mr. Faber currently serves as a senior advisor to a family office with more than $2 billion in assets and as a director or senior advisor to a number of private companies and asset management firms. From 1990 to 2008, Mr. Faber was a General Partner of the NextPoint family of investment funds, focusing on private equity, venture capital, and structured investments. Previously, Mr. Faber was a senior advisor to the law firm of Akerman, of counsel to the law firm of Mintz Levin, an attorney with the law firm of Arnold & Porter, and a senior consultant to The Research Council of Washington, the predecessor to The Corporate Executive Board Company. Mr. Faber has served on audit and compensation committees for a number of companies. Mr. Faber is an honors graduate and John M. Olin Fellow of the University of Chicago Law School and attended the Johns Hopkins University School of International Studies and the State University of New York. Mr. Faber brings to our board of directors his legal and financial expertise as well as his years of investment and general business experience.

Dorith Hakim has been our Chief Executive Officer, President and a director since March 2022. From March 2018 to August 2021, Ms. Hakim served as Group Vice President of Parker Hannifin Aerospace where she directed global supply chain for 11 divisions, 25 manufacturing sites and two joint ventures and was accountable for $1.9 billion of spending. From July 2017 to February 2018, Ms. Hakim was Vice President, Corporate Program Management and Operations Excellence at Triumph Group Inc. (“Triumph”) where she was responsible for implementing best practices in Program Management, delivery, and quality performance as well as continuous improvement for four divisions. From June 2016 to July 2017, Ms. Hakim was Vice President, Program Management Precision Components at Triumph responsible for major programs within seven operating companies and 22 sites, overseeing delivery and quality performance, proposal estimating, and customer contract negotiations. Ms. Hakim was employed by Sikorsky Aircraft Inc. as their Director of Aftermarket Operations from June 2015 to April 2016, where she directed overhaul and repair facilities, customer service, order management, material forecasting, forward stocking locations and material delivery functions supporting aircraft after delivery. From August 2010 to June 2015, Ms. Hakim was President and General Manager of Sikorsky Global Helicopters, Inc. where she managed fully integrated profit and loss including operations, continuous improvement, engineering, supply chain, facilities, health and safety, finance, and human resources to support the final assembly and flight operations for the S-92, S-76; and Light Helicopter product lines and managed the completion center for all Sikorsky commercial aircraft. From November 2009 to August 2010, Ms. Hakim was Chief Procurement Officer at Vought Aircraft Inc. (“Vought”), where she was head of supply chain with an over $1 billion budget across six sites and two subsidiaries. From February 2009 to October 2009, Ms. Hakim was Director, Supply Chain Management-Integrated Aerosystems Division at Vought. Ms. Hakim also served in a number of capacities at Bell Helicopter for over 21 years including as a Program Director of helicopter product lines and as a Director of strategic sourcing and supply chain management. Ms. Hakim is currently on the Board of Governors and the Finance Committee of Aerospace Industries Association and is on the Board of Directors of Long Island Association. Ms. Hakim earned an Executive Master of Business Administration from Texas Christian University and a Bachelor of Arts, Business Administration and Finance from H.E.C. at the University of Montreal. She is certified as Six Sigma Black Belt and has received several executive leadership certifications. Ms. Hakim brings to our Board of Directors extensive experience in the aerospace industry and, among other things, expertise in program, product, supply chain, operations, manufacturing, and customer management.

Pamela Levesque has been a director since October 2023. Ms. Levesque served as our Interim Chief Financial Officer from July 22, 2025 until December 8, 2025. Since March 2017, Ms. Levesque has served as Vice President and Chief Financial Officer of APL Investments LLC. From June 2015 until February 2017, Ms. Levesque held the position of Director of Business Operations at Aerojet Rocketdyne, where she played a key role in the financial integration of the Rocketdyne acquisition. Prior to that, Ms. Levesque served as a financial consultant at Arnold-Hanafin Corp from July 2014 until May 2015. Ms. Levesque also held the position of Group Chief Financial Officer, Structures & Systems at AAR Corp, from April 2009 until June 2014, where she oversaw six manufacturing businesses, including two international entities. A significant portion of her career was spent at Pratt & Whitney from July 1979 until January 2008, a division of Raytheon Technologies, where she initially began as an analytical engineer and ascended through the ranks to become Manager of Financial Operations, Business Unit Controller, and Director of Financial Operations. Ms. Levesque holds a Bachelor of Science in Engineering degree from Valparaiso University and earned her MBA from Florida Atlantic University. Ms. Levesque’s brings to our Board of Directors extensive experience in the aerospace and defense industry as well as financial management and government contracting proficiency.

Robert Mannix has been our Chief Financial Officer and Secretary since December 2025. Mr. Mannix has more than 30 years of accounting and financial leadership experience, including senior roles with public and private companies. From 2018 to 2025, he served as Executive Vice President and Chief Accounting Officer and Head of Tax and Treasury of West Technology Group, LLC, a private-equity-owned international cloud-based technology company, where he was responsible for all accounting, tax, treasury, financial reporting and compliance functions and oversaw SEC-style reporting required under the company’s debt agreements. Prior to joining West, he served as Vice President and Corporate Controller of Casper Sleep, Inc. from 2017 to 2018. Earlier in his career, Mr. Mannix held senior finance positions at Verint Systems Inc. and Motorola, Inc., and spent 11 years in Ernst & Young’s Assurance and Advisory Services Group. He holds a B.B.A. in Accounting from Pace University and is a Certified Public Accountant in New York.

Richard C. Rosenjack, Jr. has been a director since June 2023. He served, from August 2024 to March 2025, as Interim CEO of NWI Precision. Since November 2023, Mr. Rosenjack has been a member of the Board of Trustees of Bethel University of Tennessee. He has been a director of NWI Aerostructures since March 2019 and served as its President and Chief Executive Officer from July 2021 until December 2023. Previously, he was a director of TECT Aerospace from August 2017 until June 2022 and held the role of President and CEO from August 2017 to June 2021. From February 2016 to March 2017, he served as Executive Vice President of Triumph Group, Inc.’s Precision Components Division and from October 2014 to February 2015 as Corporate Vice President of Triumph Group, Inc. Before Triumph, he was Chief Operating Officer for HM Dunn AeroSystems and Vice President/General Manager of the Aerostructures Division of Héroux-Devtek, Inc. and Precision Castparts Corp (“PCC”) upon its purchase of the Aerostructures Division in 2012. Mr. Rosenjack began his career at Textron, Inc. in 1985 where he served for 20 years, first in leadership roles in operations, manufacturing engineering and program management at Textron Aerostructures, and then as VP Supply Chain Management at Bell Helicopter before rising to Senior Vice President of Bell Helicopter’s Worldwide Commercial Helicopter Business. Mr. Rosenjack earned a BS degree from Bethel University and an MBA degree from Vanderbilt University’s Owen Graduate School of Management. He completed Advanced Management Programs at Harvard University in 1995 and The Wharton School of the University of Pennsylvania in 2002. Mr. Rosenjack brings to our Board of Directors experience in a rare combination of publicly-traded, privately owned, and private equity-backed businesses - large and small - that span both civil and defense aerospace sectors for fixed-wing and rotary-wing market segments. Of his more than 40 years of aerospace experience, 20 have been in P&L accountable positions, and he twice led multi-site, international businesses of more than $1 billion in annual revenue.

Terry Stinson is the Vice Chairman of the Board, a position which he has held since January 2025. Mr. Stinson was Chairman of the Board from November 2018 to January 2025. Mr. Stinson is Chief Executive Officer of Stinson Consulting, LLC, a position he has held since 2001. Stinson Consulting is engaged in strategic alliances and marketing for the aerospace industry. From January 2013 until May 31, 2014, he served as Executive Vice President of AAR CORP., an international, publicly traded aerospace manufacturing and services company. Mr. Stinson currently serves as an independent consultant to AAR CORP. From August 2007 until January 2013, Mr. Stinson served as Group Vice President of AAR CORP. From 2002 to 2005, Mr. Stinson served as Chief Executive Officer of Xelus, Inc., a collaborative enterprise service management solution company. From 1998 to 2001, Mr. Stinson was Chairman and Chief Executive Officer of Bell Helicopter Textron Inc., the world’s leading manufacturer of vertical lift aircraft, and served as President from 1996 to 1998. From 1991 to 1996, Mr. Stinson served as Group Vice President and Segment President of Textron Aerospace Systems and Components for Textron Inc. From 1986 to 1996, he was President of the Hamilton Standard division of United Technologies Corporation, a defense supply company. Mr. Stinson previously served as a director of Lennox International Inc., a company engaged in the design and manufacture of heating, ventilation, air conditioning, and refrigeration products, serving on such company’s Board Governance, Compensation, and Human Resources Committees. Mr. Stinson previously served as a director of Triumph Group, Inc., a company engaged in the manufacturing and repair of aircraft components, subassemblies, and systems, from September 2003 to March 2008. As a former senior executive of two Fortune 500 companies, Mr. Stinson contributes to our Board of Directors his extensive management and marketing experience in the aerospace and defense industry, as well as his general business acumen and experience developed by serving on other public company boards.

Family Relationships

There are no family relationships among any of the Company’s directors or executive officers.

Legal Proceedings

During the past ten years, none of the Company’s directors or executive officers has been involved in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of the Company’s common stock, to file reports of ownership and changes in ownership with the SEC. Based solely on a review of such reports furnished to the Company and written representations from the Company’s directors and executive officers, the Company believes that, during the year ended December 31, 2025, all reports required to be filed pursuant to Section 16(a) were filed on a timely basis except Pamela Levesque filed one late Form 4 reporting two transactions, and one Form 5 reporting one transaction that was not previously reported on Form 4 and Dorith Hakim filed one Form 5 reporting four transactions that were not previously reported on Form 4.

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

Procedures for Shareholder Recommendations of Nominees to the Board

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit and Finance Committee

The Board of Directors has a separately standing Audit and Finance Committee. The Audit and Finance Committee consists of Richard Caswell, Michael Faber and Richard C. Rosenjack, Jr., each of whom is an independent director under NYSE American listing standards and “independent” as defined in Rule 10A-3 of the Exchange Act. The Board of Directors has determined that Richard Caswell, Michael Faber, and Richard C. Rosenjack, Jr. each qualify as an “audit committee financial expert” as defined under the rules and regulations of the SEC.

As required by NYSE American listing standards, each member of the Audit and Finance Committee is financially literate, as determined by the Board of Directors in its business judgment, and is able to read and understand fundamental financial statements, including the Company’s balance sheet, income statement and statement of cash flows. In addition, the Board of Directors has determined that at least one member of the Audit and Finance Committee has accounting or related financial management expertise within the meaning of NYSE American listing standards.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table for Named Executive Officers

The following table sets forth the compensation paid to or earned by the Company’s named executive officers for each of the fiscal years indicated.

Year	Salary ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Compensation ($)(3)	All Other ($)	Total ($)
Dorith Hakim – Chief Executive Officer
2025	405,481	230,925	(4)	—	6,999	(5)	643,405
2024	382,101	230,013	(6)	222,900	6,899	(7)	841,913
Jay Mulhall – Vice President of Business Development
2025	239,587	44,776	(8)	20,000	11,272	(9)	315,635
2024	228,154	49,429	(10)	40,540	8,881	(11)	327,004
Paula Castellano – Former Senior Vice President of Operations*
2025	187,512	56,298	(12)	—	3,750	(13)	247,560
Philip Passarello – Former Chief Financial Officer**
2025	242,308	105,087	(14)	50,000	4,846	(15)	402,241
2024	121,154	53,000	(16)	—	2,288	(17)	176,442

*	Ms. Castellano was our Senior Vice President of Operations from March 2025 to March 2026.
**	Mr. Passarello was our Chief Financial Officer and Secretary from August 2024 to July 2025. He served as VP of Finance through August of 2025.

(1)	Reflects actual base salary amounts paid for each of the years indicated.
(2)	Reflects grant date fair market value of performance/time based annual restricted stock grants awarded.
(3)	2024 and 2025 amounts represent an estimate of earned awards for performance based annual bonus, subject to Compensation and Human Resources Committee approval and with respect to Mr. Mulhall this also included $20,000 for retention earned in 2025. Awards are earned in the year provided.
(4)	Reflects the grant date fair value of 70,000 shares of restricted stock granted to Ms. Hakim on June 24, 2025, which shares are subject to time-based and performance-based vesting over four years. This also includes 5,754 shares granted to Ms. Hakim to correct an administrative error in calculating the number of shares to which Ms. Hakim was entitled. Does not reflect the forfeiture of 13,013 shares for applicable income tax withholding during 2025 in accordance with the terms of a restricted stock award agreement with the Company.
(5)	Represents $6,999 of 401(k) contributions.
(6)	Reflects the grant date fair value of 98,718 shares of restricted stock granted to Ms. Hakim on June 25, 2024, which shares are subject to time-based and performance-based vesting over four years. Does not reflect the forfeiture of 9,649 shares for applicable income tax withholding during 2024 in accordance with the terms of a restricted stock award agreement with the Company.
(7)	Represents $6,899 of 401(k) contributions.
(8)	Reflects the grant date fair value of 14,729 shares of restricted stock granted to Mr. Mulhall on June 24, 2025, which shares are subject to time-based and performance-based vesting over four years. Does not reflect the forfeiture of 2,311 shares for applicable income tax withholding during 2025, in accordance with the terms of a restricted stock award agreement with the Company.
(9)	Represents (a) $6,481 of an automobile allowance, insurance and maintenance attributable to personal use; and (b) $4,791 of 401(k) contributions.
(10)	Reflects the grant date fair value of 21,214 shares of restricted stock granted to Mr. Mulhall on June 25, 2024, which shares are subject to time-based and performance-based vesting over four years. Does not reflect the forfeitures of 2,418 shares for applicable income tax withholding during 2024, in accordance with the terms of a restricted stock award agreement with the Company.
(11)	Represents (a) $ 4,319 of an automobile allowance, insurance and maintenance attributable to personal use; and (b) $4,562 of 401(k) contributions.
(12)	Reflects the grant date fair value of 18,519 shares of restricted stock granted to Ms. Castellano on June 24, 2025, which shares were subject to time-based vesting over four years. Does not reflect the forfeiture of all such shares following termination of Ms. Castellano’s employment by the Company in accordance with the terms of a restricted stock award agreement with the Company.
(13)	Represents $3,749.85 of 401(k) contributions.
(14)	Reflects the grant date fair value of 34,568 shares of restricted stock granted to Mr. Passarello on June 24, 2025, which shares were subject to time-based vesting over four years. Does not reflect the forfeiture of all such shares following termination of Mr. Passarello’s employment by the Company in accordance with the terms of a restricted stock award agreement with the Company.
(15)	Represents $4,846 of 401(k) contributions.
(16)	Reflects the grant date fair value of 20,000 shares of restricted stock granted to Mr. Passarello on August 19, 2024, which shares were subject to time-based vesting over two years. Does not reflect the forfeiture of all such shares following termination of Mr. Passarello’s employment by the Company in accordance with the terms of a restricted stock award agreement with the Company.
(17)	Represents $2,288 of 401(k) contributions.

Compensation Arrangements for Named Executive Officers

Dorith Hakim

During 2025, Ms. Hakim’s annual base salary was $405,481 and she was entitled to receive a non-discretionary performance-based cash bonus equal to 60% of her base salary upon the attainment of Company growth targets determined by the Company’s Compensation and Human Resources Committee. During 2025 Ms. Hakim was awarded an aggregate of 70,000 shares of restricted stock (with a fair market value on the date of grant of $212,800) which vest on a four year schedule, as follows: 50% of the shares are subject to time-based vesting, and vest in four annual installments on the day after the filing of the Company’s Annual Report on Form 10-K each year; the remaining 50% of the shares are subject to performance based vesting, and vest upon the achievement of all Company financial performance-metric thresholds for each fiscal year as identified by our Compensation and Human Resources Committee. The fiscal 2025 metrics were targets measured by accounts payable delinquency, amount of bank debt minus cash and 2025 net profit. Ms. Hakim forfeited an aggregate of 8,750 shares of restricted stock, representing the performance-based portion of the restricted stock granted in 2025.

During 2024, Ms. Hakim’s annual base salary was $385,000 and she was entitled to receive a non-discretionary performance-based cash bonus equal to 60% of her base salary upon the attainment of Company growth targets determined by the Company’s Compensation and Human Resources Committee. During 2024 Ms. Hakim was awarded an aggregate of 98,718 shares of restricted stock (with a fair market value on the date of grant of $230,013) which vest on a four year schedule, as follows: 50% of the shares are subject to time-based vesting, and vest in four annual installments on the day after the filing of the Company’s Annual Report on Form 10-K each year; the remaining 50% of the shares are subject to performance based vesting, and vest upon the achievement of all Company financial performance-metric thresholds for each fiscal year as identified by our Compensation and Human Resources Committee. The fiscal 2024 metrics were targets measured by accounts payable delinquency, amount of bank debt minus cash and 2024 net profit. Ms. Hakim forfeited an aggregate of 12,340 shares of restricted stock, representing the performance-based portion of the restricted stock granted in 2024.

Jay Mulhall

During 2025, Mr. Mulhall’s base salary was $239,587 and he was entitled to receive a non-discretionary performance-based cash bonus equal to 25% of his base salary upon the attainment of Company growth targets determined by our Compensation and Human Resources Committee. In addition, during 2025 Mr. Mulhall was awarded an aggregate of 14,729 shares of restricted stock (with a fair market value on the date of grant of $44,776). The shares of restricted stock vest on a four year schedule, as follows: 50% of the shares are subject to time-based vesting, and vest in four annual installments on the day after the filing of the Company’s Annual Report on Form 10-K each year; the remaining 50% of the shares are subject to performance based vesting, and vest upon the achievement of all Company financial performance-metric thresholds for each fiscal year as identified by our Compensation and Human Resources Committee. The fiscal 2025 metrics were targets measured by accounts payable delinquency, amount of bank debt minus cash and 2025 net profit. Mr. Mulhall forfeited an aggregate of 1,841 shares of restricted stock, representing the performance-based portion of the restricted stock granted in 2025.

During 2024, Mr. Mulhall’s base salary was $231,657 and he was entitled to receive a non-discretionary performance-based cash bonus equal to 25% of his base salary upon the attainment of Company growth targets determined by our Compensation and Human Resources Committee. In addition, during 2024 Mr. Mulhall was awarded an aggregate of 21,214 shares of restricted stock (with a fair market value on the date of grant of $49,429). The shares of restricted stock vest on a four year schedule, as follows: 50% of the shares are subject to time-based vesting, and vest in four annual installments on the day after the filing of the Company’s Annual Report on Form 10-K each year; the remaining 50% of the shares are subject to performance based vesting, and vest upon the achievement of all Company financial performance-metric thresholds for each fiscal year as identified by our Compensation and Human Resources Committee. The fiscal 2024 metrics were targets measured by accounts payable delinquency, amount of bank debt minus cash and 2024 net profit. Mr. Mulhall forfeited an aggregate of 2,652 shares of restricted stock, representing the performance-based portion of the restricted stock granted in 2024.

Philip Passarello

During 2025, Mr. Passarello’s annual base salary was $350,000 and he was entitled to receive a non-discretionary performance-based cash bonus equal to 40% of his base salary upon the attainment of Company growth targets determined by the Company’s Compensation and Human Resources Committee. During 2025 Mr. Passarello was awarded an aggregate of 34,568 shares of restricted stock (with a fair market value on the date of grant of $105,087) which vest on a four year schedule, as follows: 50% of the shares are subject to time-based vesting, and vest in four annual installments on the day after the filing of the Company’s Annual Report on Form 10-K each year; the remaining 50% of the shares are subject to performance based vesting, and vest upon the achievement of all Company financial performance-metric thresholds for each fiscal year as identified by our Compensation and Human Resources Committee. The fiscal 2025 metrics were targets measured by accounts payable delinquency, amount of bank debt minus cash and 2025 net profit. Mr. Passarello’s equity awards were forfeited upon the termination of his employment. No cash bonuses   or other amounts were paid or are payable to Mr. Passarello.

Mr. Passarello joined the Company in August 2024. During 2024, Mr. Passarello’s annual base salary was $350,000. Upon joining the Company, the Company agreed to pay Mr. Passarello a cash bonus of $100,000 payable in two installments of $50,000, after filing of the Company’s Form 10-Q for the period ending March 31, 2025 and for the period ending March 31, 2026, respectively, in each case only if he was then employed by the Company and the Company was current in its SEC periodic report filings. Mr. Passarello was also awarded 20,000 shares of restricted stock (with a fair market value on the date of grant of $53,000) which were to vest on the second anniversary of his employment start date. Mr. Passarello’s equity award was forfeited upon the termination of his employment  .

Paula Castellano

Ms. Castellano joined the Company in March 2025. During 2025, Ms. Castellano’s annual base salary was $250,000 and she was entitled to receive a non-discretionary performance-based cash bonus equal to 30% of her base salary upon the attainment of Company growth targets determined by our Compensation and Human Resources Committee. During 2025 Ms. Castellano was awarded an aggregate of 18,519 shares of restricted stock (with a fair market value on the date of grant of $56,298). The shares of restricted stock vest on a four year schedule, as follows: 50% of the shares are subject to time-based vesting, and vest in four annual installments on the day after the filing of the Company’s Annual Report on Form 10-K each year; the remaining 50% of the shares are subject to performance based vesting, and vest upon the achievement of all Company financial performance-metric thresholds for each fiscal year as identified by our Compensation and Human Resources Committee. The fiscal 2025 metrics were targets measured by accounts payable delinquency, amount of bank debt minus cash and 2025 net profit. Ms. Castellano’s equity awards were forfeited upon the termination of her employment.

Outstanding Equity Awards at Fiscal Year-End

The following tables summarize the outstanding stock awards as of December 31, 2025 for each named executive officer.

  Outstanding Equity Awards at Fiscal Year-End

Grant Date	Number of Shares of Stock That Have Not Vested (#)(1)	Market Value of Shares of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested ($)(4)
Dorith Hakim – Chief Executive Officer
	101,176	$400,657	101,176	$400,657
Jay Mulhall – Vice President of Business Development
	22,156	$87,738	22,156	$87,738
Paula Castellano(5) – Senior Vice President of Operations
	9,260	$36,670	9,260	$36,670

(1)	Reflects shares of restricted stock granted under the Company’s 2016 Long-Term Incentive Plan and 2025 Long-Term Incentive Plan that were outstanding as of December 31, 2025, and subject solely to continued service-based vesting. Awards granted under the 2016 Long-Term Incentive Plan vest in annual installments on the day following the filing of the Company’s Annual Report on Form 10-K for the applicable year. Awards granted under the 2025 Long-Term Incentive Plan vest in annual installments.
(2)	Represents the aggregate market value of the unvested shares of restricted stock described above, based on the closing price of the Company’s common stock on December 31, 2025.
(3)	Reflects shares subject to performance-based vesting conditions under restricted stock awards granted under the Company’s 2016 Long-Term Incentive Plan and 2025 Long-Term Incentive Plan. If the applicable performance criteria are not achieved and certified by the Compensation and Human Resources Committee, such shares are forfeited.
(4)	Represents the aggregate market value of the unearned shares described above, based on the closing price of the Company’s common stock on December 31, 2025.
(5)	Following the end of fiscal year 2025, Ms. Castellano’s employment terminated and her then-outstanding unvested and unearned equity awards were forfeited in accordance with their terms.

Pension Benefits

Other than our 401(k) plan, we do not maintain any other plan that provides for payments or other benefits at, following, or in connection with retirement.

Potential Payments upon Termination or Change in Control

The Company has entered into Severance and Change in Control agreements with Ms. Hakim and Mr. Mulhall which provide for varying types and amounts of payments and additional benefits upon termination of employment, depending on the circumstances of the termination.

•Termination without cause.  If employment is terminated by the Company other than for cause (as defined in the Severance and Change in Control agreements), then (i) with respect to Ms. Hakim, she is entitled to (x) continued salary for 18 months, (y) any earned cash bonus not yet paid for the preceding fiscal year, and (z) a pro-rata cash bonus calculated using the prior year’s cash bonus amount, and (ii) with respect to Mr. Mulhall, he is entitled to (x) continued salary for 12 months, (y) any earned cash bonus not yet paid for the preceding fiscal year, and (z) a pro-rata cash bonus calculated using the prior year’s cash bonus amount. A non-competition provision will apply as long as severance payments are being paid. Any unvested restricted stock will be forfeited, and any unexercised options will expire.

•Termination for cause, or if the executive quits. If Ms. Hakim or Mr. Mulhall voluntarily terminates her/his employment, or if the Company terminates her/his employment for cause, she/he is not entitled to any severance payments and is not bound by a non-compete clause, however she/he is still bound by any confidentiality and non-disparagement duties. Any unvested restricted stock will be forfeited, and any unexercised options will expire.

•Termination for disability. If Ms. Hakim’s or Mr. Mulhall’s employment is terminated because of a disability, as defined in their respective Severance and Change in Control agreement, then she/he will receive severance as if she/he had been terminated without cause.

•Termination following a change in control. If the employment of Ms. Hakim or Mr. Mulhall is terminated by the Company within 18 months following a change in control other than for cause or disability or by her/him for good reason (all such terms as defined in their respective Severance and Change in Control Agreement), she/he is entitled to (i) her/his base salary earned through the date of termination, (ii) any earned cash bonus not yet paid for the preceding fiscal year, and (iii) a pro rata portion of the her/his annual cash bonus for the portion of the year she/he worked, assuming all applicable targets had been met. In addition, she/he will be entitled to a change in control payment: (x) for Ms. Hakim, in an amount equal to two times total compensation (base salary plus earned cash bonus) for either the prior full fiscal year, or the preceding fiscal year, whichever is the highest total compensation; (y) for Mr. Mulhall, in an amount equal to one and one-half times his base salary for the prior full fiscal year. Upon any change in control, all outstanding stock options and restricted stock will vest immediately. Health insurance and other fringe benefits will continue for a period of six months after termination.

Compensation of Directors

Directors who are employees of the Company do not receive separate compensation for their service as a director. Our non-executive directors receive a mix of cash compensation and stock compensation for their service to our Company. Each year, our Compensation and Human Resources Committee determines the total amount of non-executive director compensation, as well as the allocation among cash and stock compensation, and takes into consideration, among other things, the Company’s performance relative to its guidance, the extent to which director compensation aligns the interests of our directors with the interests of our shareholders, compensation awarded to directors of similarly sized companies in our industry, and past practices. Our Compensation and Human Resources Committee is also tasked with reviewing the compensation paid to non-executive directors and making recommendations to our Board of Directors for any adjustments deemed necessary as a result of their review. Our Board of Directors has determined that the following compensation structure would properly incentivize non-executive directors and adequately recognize the additional work performed by Board committee chairs: Chairman of the Board, $200,000; Vice Chairman of the Board, $165,000; Chair of each of the Audit and Finance Committee and Strategic Planning Committee, $140,000 each; Chair of the Compensation and Human Resources Committee, $120,000; Chair of the Nominating and Corporate Governance Committee, $120,000; and all other non-executive directors, $100,000 each. A director holding more than one such position is paid only the higher paying amount.

The following table summarizes the compensation of our non-executive directors for the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Carey Bond	80,000	120,000	200,000
Richard Caswell	56,000	84,000	140,000
Michael Faber	48,000	72,000	120,000
Pamela Levesque	40,000	60,000	100,000
Richard C. Rosenjack, Jr.	40,000	60,000	100,000
Terry Stinson	66,000	99,000	165,000

(1) Represents stock awarded to directors during 2025 in the form of RSUs, all of which had vested by December 31, 2025. The Company accounts for compensation expense associated with RSUs based on the fair value of the units on the date of grant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information as of December 31, 2025 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	—	—	845,983
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	845,983

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of common stock as of April 28, 2026, by:

●	each director;
●	each named executive officer;
●	all of our named executive officers and directors as a group; and
●	all shareholders known to us to be beneficial owners of 5% or more shares of common stock (based on a review of filings made with the SEC on Schedules 13D, 13G and Form 4).

As of April 28, 2026, there were approximately 13,209,669 shares of common stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and includes any shares as to which the shareholder has sole or shared voting power or investment power, and also any shares that the shareholder has the right to acquire within 60 days of April 28, 2026. The indication herein that shares are beneficially owned is not an admission on the part of the shareholder that he, she or it is a direct or indirect beneficial owner of those shares.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)		Percent of Class(3)
Directors and Named Executive Officers:
Dorith Hakim	276,415	(4)	2.1%
Paula Castellano	0	(5)	*
Philip Passarello	0	(6)	*
Jay Mulhall	81,146	(7)	*
Carey Bond	215,517		1.6%
Richard Caswell	153,722		1.2%
Michael Faber	154,959		1.2%
Pamela Levesque	75,739		*
Richard Rosenjack	54,526		*
Terry Stinson	295,404		2.2%
All current directors and named executive officers as a group (ten persons)	1,307,428		9.9%
Five Percent Holders:
John Curtis Rudolph	939,850	(8)	7.1%
Calm Waters Partnership/Richard S. Strong	881,320	(9)	6.7%

*	Less than 1%
(1)	Unless otherwise noted, the business address of each of the following persons is c/o CPI Aerostructures, Inc., 91 Heartland Blvd., Edgewood, NY 11717.
(2)	Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them, subject to community property laws, where applicable. With respect to our executive officers, this includes both time-based and performance-based restricted stock awards that are forfeitable until the vesting date or performance certification date, as applicable. It does not include portions of restricted stock awards which have been forfeited. Shares of restricted stock are included herein because they confer voting rights and therefore may be deemed to be beneficially owned under Rule 13d-3(a)(1) promulgated under the Exchange Act.
(3)	As of April 28, 2026, there were 13,209,669 shares of our common stock issued and outstanding. Each person beneficially owns a percentage of our outstanding common stock equal to a fraction, the numerator of which is the number shares of our common stock beneficially owned by such person and the denominator of which is 13,209,669 (the number of shares of our common stock issued and outstanding), except that the percent of class for five percent holders is the percentage reported in their respective Schedule 13G/A identified in footnotes 8 and 9.
(4)	Includes an aggregate of 70,000 shares subject to time-based or performance-based vesting.
(5)	Ms. Castellano’s employment by the Company ended in March 2026. Based on information available to the Company, Ms. Castellano is not believed to beneficially own any shares of the Company. The Company does not know Ms. Castellano’s business address.
(6)	Mr. Passarello’s employment by the Company ended in August 2025. Based on information available to the Company, Mr. Passarello is not believed to beneficially own any shares of the Company. The Company does not know Mr. Passarello’s business address.
(7)	Includes an aggregate of 14,729 shares subject to time-based or performance-based vesting.
(8)	The business address of John Curtis Rudolph is 9831 N. Easy Street, Hayden Lake, ID 83835. The information with respect to John Curtis Rudolph is solely derived from a Schedule 13G/A filed with the SEC on January 8, 2025. The Company is not aware of any subsequent amendment or other public information indicating that the disclosure is no longer accurate.
(9)	Calm Waters Partnership and Richard S. Strong share voting and dispositive power with respect to 721,320 and 881,320 of such shares, respectively. The business address of Calm Waters Partnership and Mr. Strong is c/o Godfrey & Kahn, S.C., 833 East Michigan Street, Suite 1800, Milwaukee, WI 53202. The information with respect to Calm Waters Partnership and Mr. Strong is derived solely from a Schedule 13G/A filed with the SEC on July 2, 2025. The Company is not aware of any subsequent amendment or other public information indicating that the disclosure is no longer accurate.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

Related-Party Policy.

The Company’s Code of Ethics requires us to avoid, wherever possible, all related-party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by our Board of Directors (or our Audit and Finance Committee). SEC rules generally define related-party transactions as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our common stock, or (c) immediate family member of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our Audit and Finance Committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. Our Audit and Finance Committee considers all relevant factors when determining whether to approve a related-party transaction, including whether the related-party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related-party’s interest in the transaction. No director may participate in the approval of any transaction in which he/she is a related party, but that director is required to provide our Audit and Finance Committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire annually that elicits information about related-party transactions. These procedures are intended to determine whether any such related-party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee, or officer.

Related-Party Transactions.

There were no related-party transactions during the year ended December 31, 2025.

Independence of the Board of Directors

Our common stock is listed on NYSE American. As a result, we follow the rules of the NYSE American in determining whether a director is independent. The NYSE American listing standards define an “independent director” generally as a person, other than an officer or employee of the Company, who does not have a relationship with the Company that would interfere with the director’s exercise of independent judgment. Our board of directors consults with our legal counsel to ensure that our Board of Directors’ determinations are consistent with NYSE American rules and all relevant securities and other laws and regulations regarding the independence of directors. Consistent with these considerations, the Nominating and Corporate Governance Committee has determined that Carey Bond, Richard Caswell, Michael Faber, Pamela Levesque, Richard C. Rosenjack, Jr. and Terry Stinson are independent directors of the Company. The remaining director, Dorith Hakim, is not independent because she is employed as our Chief Executive Officer and President. All members of our Audit and Finance, Compensation and Human Resources, and Nominating and Corporate Governance Committees are independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table sets forth the fees billed for or in the years ended December 31, 2024 and 2025 by CBIZ CPAs P.C. (“CBIZ”), the Company’s independent registered public accounting firm commencing on April 15, 2025 and Marcum LLP (“Marcum”), and RSM US LLP (“RSM”) the Company’s principal accountants for 2024 and 2023 respectively.

	Year Ended December 31, 2024		Year Ended December 31, 2025
Audit Fees	$613,850	(1)	$577,100	(2)
Tax Fees	$—		$—
Audit-Related Fees	$47,250		$43,500
All Other Fees	$30,900		$36,750
Total Fees	$692,000		$657,350
(1)	Audit fees consist of fees billed or expected to be billed for professional services by (i) RSM ($52,500), for the review of the Company’s consolidated financial statements for the quarter ended March 31, 2024, ($47,250), for 10-K consent and (ii) Marcum ($561,350) for the audit of the Company’s consolidated financial statements for the year ended December 31, 2024, and the review of the Company’s consolidated financial statements for the quarters ended June 30, 2024, and September 30, 2024, as well as services related to those engagements normally provided in connection with statutory and regulatory filings or engagements and ($30,900) for the 401-k audit.
(2)	Audit fees consist of fees billed or expected to be billed for professional services by (i) CBIZ ($110,250), for the review of the Company’s consolidated financial statements for the quarter ended March 31, 2025, June 30, 2025, and September 30, 2025, ($466,850) for the audit of the Company’s consolidated financial statements for the year ended December 31, 2025, as well as services related to those engagements normally provided in connection with statutory and regulatory filings or engagements, ($31,500) for the 401-k audit and ($12,000) for a S-8 filing as well as (ii) RSM ($36,750) for the S-8 consent.

Audit Fees – This category includes the audit of our annual consolidated financial statements on Form 10-K, the review of financial statements included in our quarterly reports on Form 10-Q, and services that an independent auditor would customarily provide in connection with statutory requirements, regulatory filings and similar engagements for the fiscal year, such as consents, assistance with review of documents filed with the SEC, and accounting and financial reporting consultations in connection with the audit or interim reviews. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees – This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees – This category consists of professional services rendered for tax compliance and tax advice. The services for the fees disclosed under this category include tax return reviews and technical tax advice.

All Other Fees – This category consists of miscellaneous fees that are not otherwise included in the previous three categories.

Pre-Approval Policies and Procedures

Pursuant to our Audit and Finance Committee charter, our Audit and Finance Committee pre-approves all audit and permitted non-audit services to be provided by our independent auditors. The authority to grant pre-approvals of non-audit services may be delegated to one or more designated members of the Audit and Finance Committee whose decisions will be presented to the full Audit and Finance Committee at its next regularly scheduled meeting. During fiscal years 2025 and 2024, all of the services provided by Marcum and CBIZ were pre-approved by the Audit and Finance Committee, and no services were approved pursuant to the de minimis exception set forth in Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2026

CPI AEROSTRUCTURES, INC.

By:	/s/ ROBERT MANNIX
Robert Mannix
Chief Financial Officer
(Principal Financial Officer)