Form 10-Q
period 2026-03-31
CPI AEROSTRUCTURES INC
filed 2026-05-15
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026 the registrant had 13,209,669 shares of common stock, $.001 par value, outstanding

Part I - Financial Information

Item 1 - Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Current Assets:
Cash	$1,002,548	$899,199
Accounts receivable, net	4,165,949	5,764,928
Contract assets, net	37,021,183	33,670,354
Inventory	725,908	800,823
Prepaid expenses and other current assets	3,055,241	2,272,696
Total Current Assets	45,970,829	43,408,000

Operating lease right-of-use assets	9,150,484	9,515,207
Property and equipment, net	425,879	412,553
Deferred tax asset, net	19,627,037	19,894,796
Goodwill	1,784,254	1,784,254
Other assets	346,831	229,691
Total Assets	$77,305,314	$75,244,501

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,531,357	$14,724,293
Accrued expenses	3,289,821	4,763,719
Contract liabilities	1,371,571	1,628,382
Loss reserve	126,676	138,426
Current portion of long-term debt	250,000	187,500
Operating lease liabilities, current	1,468,989	1,434,385
Income taxes payable	206,540	142,540
Total Current Liabilities	23,244,954	23,019,245

Line of credit, net of current portion	9,173,672	8,373,672
Long-term operating lease liabilities	7,972,638	8,353,120
Long-term debt, net of current portion	9,634,471	9,690,890
Total Liabilities	50,025,735	49,436,927

Commitments and Contingencies (see note 11)		—

Shareholders’ Equity:
Preferred stock - $.001 par value; authorized 5,000,000 shares, 0 shares issued and outstanding	—	—
Common stock - $.001 par value; authorized 50,000,000 shares, 13,189,061 and 13,155,061 shares, respectively, issued and outstanding	13,189	13,155
Additional paid-in capital	75,377,421	75,142,168
Accumulated deficit	(48,111,031)	(49,347,749)
Total Shareholders’ Equity	27,279,579	25,807,574
Total Liabilities and Shareholders’ Equity	$77,305,314	$75,244,501

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2026	2025
Revenue	$17,359,940	$15,400,608
Cost of sales	12,880,049	13,751,133
Gross profit	4,479,891	1,649,475

Selling, general and administrative expenses	2,650,263	2,835,777
Income (loss) from operations	1,829,628	(1,186,302)

Other income	30,373	1,500
Interest expense	(291,935)	(488,091)
Income (loss) before provision for income taxes	1,568,066	(1,672,893)

Provision (benefit) for income taxes	331,348	(348,969)
Net income (loss)	$1,236,718	$(1,323,924)

Income (loss) per common share, basic	$0.10	$(0.10)

Income (loss) per common share, diluted	$0.09	$(0.10)

Shares used in computing income (loss) per common share:
Basic	12,863,180	12,720,148
Diluted	13,040,998	12,720,148

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at January 1, 2026	13,155,061	$13,155	$75,142,168	$(49,347,749)	$25,807,574
Net income	—	—	—	1,236,718	1,236,718
Issuance of common stock upon settlement of restricted stock, net	34,000	34	—	—	34
Stock-based compensation expense	—	—	235,253	—	235,253
Balance at March 31, 2026	13,189,061	$13,189	$75,377,421	$(48,111,031)	$27,279,579

Balance at January 1, 2025	12,978,741	$12,979	$74,424,651	$(48,504,388)	$25,933,242
Net (loss)	—	—	—	(1,323,924)	(1,323,924)
Issuance of common stock upon settlement of restricted stock, net	30,553	30	—	—	30
Stock-based compensation expense	—	—	320,199	—	320,199
Balance at March 31, 2025	13,009,294	$13,009	$74,744,850	$(49,828,312)	$24,929,547

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$1,236,718	$(1,323,924)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	39,729	98,767
Amortization of debt issuance cost	12,162	5,331
Stock-based compensation	235,287	320,229
Deferred income taxes	267,759	(383,590)
Provision for credit losses	—	(86,814)
Amortization of operating lease right-of-use assets	364,723	485,536
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	1,598,979	(1,762,502)
(Increase) decrease in contract assets	(3,350,829)	751,943
Decrease in inventory	74,915	20,765
(Increase) in prepaid expenses and other assets	(782,545)	(71,145)
Increase in accounts payable and accrued expenses	428,838	107,988
Decrease in contract liabilities	(256,811)	(475,403)
Decrease in operating lease liabilities	(345,878)	(519,444)
(Decrease) increase in loss reserve	(11,750)	75,702
Increase in income taxes payable	64,000	34,947
Net cash used in operating activities	(424,703)	(2,721,614)

Cash flows from investing activities:
Purchase of property and equipment	(53,055)	(59,403)
Net cash used in investing activities	(53,055)	(59,403)

Cash flows from financing activities:

Principal payments on line of credit	—	(750,000)
Principal payments on long-term debt	—	(7,747)
Proceeds from line of credit	800,000	—
Repayments of insurance financing obligation	(95,672)	(83,619)
Equity issuance costs	(123,221)	—
Net cash provided by (used in) financing activities	581,107	(841,366)

Net increase (decrease) in cash	103,349	(3,622,383)
Cash at beginning of period	899,199	5,490,963
Cash at end of period	$1,002,548	$1,868,580

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$279,774	$488,372

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The Company consists of CPI Aerostructures, Inc. (“CPI”), Welding Metallurgy, Inc. (“WMI”) and Compac Development Corporation (“Compac”), a wholly owned subsidiary of WMI (collectively the “Company”).

The condensed consolidated interim financial statements of the Company as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated balance sheet at December 31, 2025 has been derived from audited consolidated financial statements, but does not include all of the information and notes required by U.S. GAAP. The Company believes that the disclosures are adequate to make the information presented not misleading.

All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected. Such adjustments are of a normal, recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”). The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

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

The Company maintains its cash in multiple financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to the limit of $250,000. From time to time, the Company’s balances may exceed these limits. As of March 31, 2026, the Company had $603,375 of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly credit worthy.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220- 40): Disaggregation of Income Statement Expenses, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, which will be our interim period beginning January 1, 2028. Early adoption of ASU 2024-03 is permitted. The Company is currently evaluating the impact of these standards on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220- 40): Disaggregation of Income Statement Expenses, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Ef ective Date, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, which will be our interim period beginning January 1, 2028. Early adoption of ASU 2024-03 is permitted. We are evaluating the impact of ASU 2025-01 in conjunction with ASU 2024-03.

2.	REVENUE

Disaggregation of Revenue

The following tables present the Company’s revenue disaggregated by contract type and revenue recognition method:

	Three months ended March 31,
	2026	2025
Government subcontracts	$14,678,977	$11,326,608
Prime government contracts	1,764,056	2,793,612
Commercial contracts	916,907	1,280,388
	$17,359,940	$15,400,608

	Three months ended March 31,
	2026	2025
Revenue recognized using over time revenue recognition model	$17,359,218	$15,257,792

Revenue recognized using point in time revenue recognition model	722	142,816
	$17,359,940	$15,400,608

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

Net EAC adjustments had the following impact on our gross profit during the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31, 2026	March 31, 2025
Net adjustments	$(732,189)	$(3,129,230)

The net adjustment of $0.7 million for the three months ended March 31, 2026 is driven primarily by an unfavorable adjustment on our Embraer Phenom-300 Engine Inlet Assemblies program.

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2026, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $96.1 million. This represents the amount of revenue the Company expects to recognize in the future on contracts with unsatisfied or partially satisfied performance obligations as of March 31, 2026.

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

	March 31, 2026	December 31, 2025	December 31, 2024
Contract assets	$37,021,183	$33,670,354	$32,832,290
Contract liabilities	1,371,571	1,628,382	2,430,663

Revenue recognized for the three months ended March 31, 2026 and 2025 that was included in the contract liabilities balance as of January 1, 2026 and 2025, respectively, was approximately $1.2 million and $0.7 million, respectively.

4.	INVENTORY

The components of inventory consisted of the following:

	March 31, 2026	December 31, 2025
Raw materials	$433,693	$524,883
Work in progress	16,154	7,547
Finished goods	276,061	268,393
Inventory	$725,908	$800,823

5.	STOCK-BASED COMPENSATION

In 2009, the Company adopted the Performance Equity Plan 2009 (the “2009 Plan”). The 2009 Plan reserved 500,000 common shares for issuance. The 2009 Plan provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company. The Company has 2,364 shares available for grant under the 2009 Plan as of March 31, 2026.

In 2016, the Company adopted the 2016 Long Term Incentive Plan (the “2016 Plan”). The 2016 Plan reserved 600,000 common shares for issuance, provided that, no more than 200,000 common shares be granted as incentive stock options. Awards may be made or granted to employees, officers, directors and consultants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards. Any shares of common stock granted in connection with awards other than stock options and stock appreciation rights are counted against the number of shares reserved for issuance under the 2016 Plan as one and one-half shares of common stock for every one share of common stock granted in connection with such award. Any shares of common stock granted in connection with stock options and stock appreciation rights are counted against the number of shares reserved for issuance under the 2016 Plan as one share for every one share of common stock issuable upon the exercise of such stock option or stock appreciation right awarded. In the fourth quarter of 2020, the Company added 800,000 shares to the 2016 Plan, which increased the number of shares reserved for issuance under the 2016 Plan to 1,400,000 shares. In the second quarter of 2023, the Company added an additional 800,000 shares to the 2016 Plan, which increased the number of shares for reserved for issuance under the 2016 Plan to 2,200,000 shares. The Company has 214,967 shares available for grant under the 2016 Plan as of March 31, 2026.

On June 24, 2025, the shareholders of the Company approved the 2025 Long-Term Incentive Plan (the “2025 Plan”) at the Company’s 2025 annual meeting of shareholders. The 2025 Plan had previously been approved by the Company’s Board of Directors (the “Board”) on April 28, 2025, upon the recommendation of the Company’s Compensation and Human Resources Committee, subject to shareholder approval. The 2025 Plan is intended to advance the Company’s interests by providing equity-based incentives to attract, retain, and motivate employees, officers, directors, and consultants. The plan authorizes the issuance of up to 800,000 shares of the Company’s common stock and allows for a variety of award types, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. The 2025 Plan is administered by the Company’s Compensation and Human Resources Committee, which has broad authority to determine the terms of individual awards, including eligibility, size, vesting conditions, performance criteria, and other terms. Awards may generally not be transferred and are subject to forfeiture under certain conditions. The Company had 656,885 shares available for grant under the 2025 Plan as of March 31, 2026.

Stock-based compensation expense for restricted stock in the consolidated statements of operations is summarized as follows:

	Three months ended March 31,
	2026	2025
Cost of sales	$(7,748)	$—
Selling, general and administrative	243,035	320,229
Total stock-based compensation expense	$235,287	$320,229

The Company grants restricted stock units (“RSUs”) to its board of directors as partial compensation. The 2026 RSUs vest annually. and are expensed on a straight-line basis. These RSUs will fully vest on January 10, 2027.

The following table summarizes activity related to outstanding RSUs for the three months ended March 31, 2026:

	RSUs	Weighted Average Grant Date Fair Value of RSUs
Non-vested – January 1, 2026	—	$—
Granted	125,003	$4.18
Vested	—	$—
Forfeited	—	$—
Non-vested – March 31, 2026	125,003	$4.18

The Company grants shares of common stock (“Restricted Stock Awards” or “RSAs”) to select employees. These shares have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant. In the event that the employee’s employment is voluntarily terminated prior to certain vesting dates, portions of the shares may be forfeited. At March 31, 2026, the weighted average remaining amortization period was 2.2 years.

The following table summarizes activity related to outstanding Restricted Stock Awards for the three months ended March 31, 2026:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value of Restricted Stock Awards
Non-vested – January 1, 2026	148,127	$2.92
Granted	4,419	$3.96
Vested	(4,419)	$3.96
Forfeited	(9,260)	$3.04
Non-vested – March 31, 2026	138,867	$2.92

The Company grants shares of common stock (“Performance Restricted Stock Awards” or “PRSAs”) to select officers as part of our long-term incentive program that will result in that number of PRSAs being paid out if the target performance metric is achieved. The award vesting is based on specific performance metrics related to accounts payable delinquency, debt, and net income during the performance period. The PRSAs vest at 0% or 100% and all three metrics must be met to vest at 100%. The PRSAs granted under this program will vest on the fourth anniversary of the grant date, subject to the aforementioned performance criteria. At March 31, 2026, the weighted average remaining amortization period was 1.6 years.

The following table summarizes activity related to outstanding PRSAs for the three months ended March 31, 2026:

	PRSAs	Weighted Average Grant Date Fair Value of PRSAs
Non-vested – January 1, 2026	57,376	$2.96
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Non-vested – March 31, 2026	57,376	$2.96

The fair value of all RSUs, PRSAs and RSAs is based on the closing price of our common stock on the grant date. All RSUs, PRSAs, and Restricted Stock Awards vest and settle in common stock (on a one-for-one basis).

As of March 31, 2026, unamortized stock-based compensation costs related to restricted share arrangements was $516,599.

6.	NET INCOME (LOSS) PER SHARE

Basic and diluted income (loss) per common share for the three months ended March 31, 2026 and 2025 is computed using the weighted average number of common shares outstanding adjusted for the effect of unvested RSUs. Incremental shares of 177,769 were used in the calculation of diluted income per common share for the three months ended March 31, 2026. Incremental shares of 171,048 were not used in the calculation of diluted loss per common share for the three months ended March 31, 2025 as these shares were considered anti-dilutive.

7.	LINE OF CREDIT AND LONG-TERM DEBT

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

The SOFR Rate was 3.7% as of March 31, 2026 and as such, the Company’s interest rate on the Revolving Line and Term Loan was 6.2% as of March 31, 2026.

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

As of March 31, 2026 the Company had $19,173,672 outstanding under the Loan and Security Agreement; $9,173,672 under the Revolving Line and $10,000,000 under the Term Loan. On December 31, 2025 the Company had $18,373,672 outstanding under the Loan and Security Agreement; $8,373,672 under the Revolving Line and $10,000,000 under the Term Loan. Both loans mature December 12, 2030.

As of March 31, 2026, the Company had cumulatively incurred approximately $243,220 of debt issuance costs in connection with the Loan and Security Agreement, of which approximately $231,060 remained unamortized. Of the unamortized amount, approximately $115,530 was included in other assets and approximately $115,530 was reflected as a reduction of the Term Loan as of March 31, 2026. As of December 31, 2025, approximately $243,220 of debt issuance costs remained unamortized, of which approximately $121,610 was included in other assets and approximately $121,610 was reflected as a reduction of the Term Loan as of December 31, 2025.

8.	MAJOR CUSTOMERS AND VENDORS

During the three months ended March 31, 2026, our four largest customers accounted for 38%, 18%, 14% and 10% of revenue. During the three months ended March 31, 2025, our four largest customers accounted for 23%, 22%, 20% and 18% of revenue.

At March 31, 2026, 27%, 27%, 12%, 12% and 10% of our accounts receivable were from five of our largest customers. At December 31, 2025, 53%, 17%, and 12% of accounts receivable were due from our three largest customers.

At March 31, 2026, 26%, 22%, 17% and 16% of our contract assets were from four of our largest customers. At December 31, 2025, 27%, 21%, 19%, and 17% of our contract assets were related to our four largest customers.

At March 31, 2026, 13% of our accounts payable was from our largest vendor. At December 31, 2025, no vendors accounted for more than 10% of accounts payable.

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

For the three months ended March 31, 2026 and 2025, the Company’s operating lease expense was $594,979 and $526,343, respectively.

Future minimum lease payments under non-cancellable operating leases as of March 31, 2026 were as follows:

For the Year Ending December 31,
Remainder of 2026	$1,728,400
2027	2,336,077
2028	2,300,990
2029	2,360,515
2030	2,431,331
Thereafter	818,389
Total undiscounted operating lease payments	11,975,702
Less imputed interest	(2,534,075)
Present value of operating lease payments	$9,441,627

The following table sets forth the right-of-use assets and operating lease liabilities as of:

	March 31, 2026	December 31, 2025
Assets
Right-of-use assets, net	$9,150,484	$9,515,207

Liabilities
Current operating lease liabilities	$1,468,989	$1,434,385
Long-term operating lease liabilities	7,972,638	8,353,120
Total lease liabilities	$9,441,627	$9,787,505

The Company’s weighted average remaining lease term for its operating leases is 5.0 years as of March 31, 2026. The Company’s weighted average discount rate for its operating leases is 9.52% as of March 31, 2026.

10.	INCOME TAXES

The provision (benefit) for income tax for the three months ended March 31, 2026, and March 31, 2025 was 331,348 and ($348,969), respectively.

The effective income tax rate for the three months ended March 31, 2026 and 2025 approximated the statutory rate of approximately 21%.

During the three months ended March 31, 2026 and 2025, the Company made no cash payments for income taxes.

11.	COMMITMENTS AND CONTINGENCIES

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

As the Company has only one operating segment and is managed on a consolidated basis, the measure of profit or loss is consolidated net income or loss, which include all significant expenses and assets as presented in the consolidated financial statements which is consistent with the information provided to the CODM. Refer to the Condensed Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025 and the Condensed Consolidated Statements of Operations for the financial information with respect to the Company’s single operating segment for the three months ended March 31, 2026 and 2025.

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

Forward Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission (“SEC”), the words or phrases “believe”, “expect,” “anticipate,” “intend”, “plan”, “may,” “will”, “should,” “could”, “estimate,” or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. There can be no assurance that future developments will be those that have been anticipated. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Further, such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”).

The forward-looking statements contained in this Form 10-Q speak only as of the date of this report. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, changed circumstances, or changes in expectations.

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

Our total backlog as of March 31, 2026 and December 31, 2025 is shown below.

Backlog (Total)	March 31, 2026	December 31, 2025
Funded	$96,138,000	$91,818,000
Unfunded	398,817,000	412,704,000
Total	$494,955,000	$504,522,000

Approximately 96% of the total amount of our backlog at March 31, 2026 was attributable to government and military contractor contracts. Our backlog attributable to government contracts at March 31, 2026 and December 31, 2025 was as follows:

Backlog (Government)	March 31, 2026	December 31, 2025
Funded	$93,299,000	$89,067,000
Unfunded	380,079,000	393,530,000
Total	$473,378,000	$482,597,000

Our backlog attributable to commercial contracts at March 31, 2026 and December 31, 2025 was as follows:

Backlog (Commercial)	March 31, 2026	December 31, 2025
Funded	$2,839,000	$2,751,000
Unfunded	18,738,000	19,174,000
Total	$21,577,000	$21,925,000

The total backlog at March 31, 2026 is primarily comprised of long-term programs with Raytheon (Next Generation Jammer-Mid Band Pods and Advanced Tactical Pods), L3Harris (Next Generation Jammer-Low Band Pods), Lockheed Martin (F-16 RI/DCC’s), Raytheon (B-52 Radar Racks), Sikorsky (UH-60 BLACKHAWK Stabilator MRO) and USAF (T-38 Classic Structural Modification Kits).

The funded backlog at March 31, 2026 is primarily from purchase orders under long-term contracts with Raytheon (NGJ – Mid Band Pods and Advanced Tactical Pods), USAF (T-38 Classic Structural Modification Kits), and Lockheed Martin (F-16 RI/DCC’s).

Critical Accounting Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K, for a discussion of our critical accounting estimates. There have been no significant changes to the application of our critical accounting estimates during the quarter ended March 31, 2026.

Results of Operations

Revenue

Total Revenue for the three months ended March 31, 2026 was $17,359,940 compared to $15,400,608 for the same period last year, an increase of $1,959,332 or 12.7%. The increase was driven primarily by favorable adjustments on our NGJ – Mid Band Pods and Advanced Tactical Pods program and NGJ – Low Band Pods program, partially offset by unfavorable adjustments to our F-16 RI/DCC’s program and Embraer Phenom-300 Engine Inlet Assemblies program.

Revenue from military subcontracts was $14,678,977 for the three months ended March 31, 2026 compared to $11,326,608 for the three months ended March 31, 2025, an increase of $3,352,369 or 29.6%. The increase was driven primarily by favorable adjustments on our NGJ – Mid Band Pods and Advanced Tactical Pods program and NGJ – Low Band Pods program.

Revenue from prime government military contracts was $1,764,056 for the three months ended March 31, 2025 compared to $2,793,612 for the three months ended March 31, 2025, a decrease of $1,029,556 or 36.9%. The decrease was driven primarily by a decrease in our USAF T-38 Pacer Classic Structural Modification Kits program due to timing of material receipts.

Revenue from commercial subcontracts was $916,907 for the three months ended March 31, 2026 compared to $1,280,388 for the three months ended March 31, 2025, a decrease of $363,481 or 28.4%. The decrease was driven primarily by a decrease in our Embraer Phenom-300 Engine Inlet Assemblies program, partially offset by the commencement of production on our Embraer Phenom-100 Engine Inlet Assemblies and Collins Compac Enclosures programs.

Cost of Sales

Total Cost of Sales for the three months ended March 31, 2026 and 2025 was $12,880,049 and $13,751,133, respectively, a decrease of $871,084 or 6.3%.

The components of the cost of sales were as follows:

	Three months ended
	March 31, 2026	March 31, 2025
Procurement	$7,509,709	$8,294,588
Labor	1,316,157	1,642,586
Factory overhead	3,937,186	4,118,581
Other cost of sales	116,997	(304,622)
Cost of sales	$12,880,049	$13,751,133

Procurement for the three months ended March 31, 2026 was $7,509,709 compared to $8,294,588 for the three months ended March 31, 2025, a decrease of $784,879 or 9.5%, driven primarily by lower material receipts for Embraer Phenom-300 Engine Inlet Assemblies program and the Collins MS-110 program.

Labor costs for the three months ended March 31, 2026 were $1,316,157 compared to $1,642,586 for the three months ended March 31, 2025, a decrease of $326,429 or 19.9% primarily driven by decreased work performed on the A-10 Main Landing Gear Pods program due to termination.

Factory overhead for the three months ended March 31, 2026 was $3,937,186 compared to $4,118,581 for the three months ended March 31, 2025, a decrease of $181,395 or 4.4%.

Other cost of sales relates to items that can increase or decrease cost of sales such as changes in inventory reserves, changes in loss contract provisions, absorption variances and direct charges to cost of sales. Other cost of sales for the three months ended March 31, 2026 was $116,997 compared to a $(304,622) for the three months ended March 31, 2025, an increase of $421,619 or 138.4%. The increase is primarily the result less benefits realized on programs nearing completion and higher loss reserve requirements during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Gross Profit

Gross profit and gross profit percentage (“gross margin”) for the three months ended March 31, 2026 and March 31, 2025 was $4,479,891 and 25.8% compared to $1,649,475 and 10.7%, respectively, an increase of $2,830,416, or 171.6%, for the reasons noted above associated with the A-10 program.

Favorable/Unfavorable Adjustments to Gross Profit

During the three months ended March 31, 2025 and 2024, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in changes in total gross profit as follows:

	Three months ended
	March 31, 2026	March 31, 2025
Net adjustments	$(732,189)	$(3,129,230)

The net adjustment of $0.7 million for the three months ended March 31, 2026 is driven primarily by an unfavorable adjustment on our Embraer Phenom-300 Engine Inlet Assemblies program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2026 were $2,650,263 compared to $2,835,777 for the three months ended March 31, 2025, a decrease of $185,514 or 6.5%. The decrease was primarily the due to lower salary related costs.

Interest expense

Interest expense for the three months ended March 31, 2026 was $291,935, compared to $488,091 for the three months ended March 31, 2025, a decrease of $196,156 or 40.2%. The decrease was the result of lower year-over-year interest rates charged on our outstanding debt under the Loan and Security Agreement.

Income (loss) Before Provision for Income Taxes

Income (loss) before provision for income taxes for the three months ended March 31, 2026 was $1,568,066 compared to $(1,672,893) for the three months ended March 31, 2025, an increase of $3,240,959 or 193.7% for the reasons noted above.

Provision/(Benefit) for Income Taxes

Provision for income taxes for the three months ended March 31, 2026 was $331,348 compared to (benefit) for income taxes of $(348,969) for the three months ended March 31, 2025, an increase of $680,317 or 195.0%.

The effective income tax rate for the three months ended March 31, 2026 and 2025 approximated the statutory rate of approximately 21%.

Net (Loss)/Income and Earnings per Share

Net income (loss) for the three months ended March 31, 2026 was $1,236,718 or $0.10 per basic share, compared to net loss of $(1,323,924) or $(0.10) per basic share, for the same period last year. Diluted income per share was $0.09 for the three months ended March 31, 2026 calculated utilizing 13,040,998 weighted average shares outstanding. Diluted (loss) per share was $(0.10) for the three months ended March 31, 2025 calculated utilizing 12,720,148 weighted average shares outstanding. The increase in net income was primarily driven by an increase in gross profit.

Liquidity and Capital Resources

General

At March 31, 2026, we had working capital of $22,725,875 compared to $20,388,755 at December 31, 2025, an increase of $2,337,120 or 11.5%. The increase was driven primarily by an increase in cash and contract assets partly offset by a decrease in accounts receivable.

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

At March 31, 2026, we had cash of $1,002,548 compared to $899,199 at December 31, 2025, an increase of $103,349 or 11.5%. This increase was primarily the result of positive cash flows from the reduction in accounts receivable during the quarter.

Bank Credit Facilities

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

The SOFR Rate was 3.7% as of March 31, 2026 and as such, the Company’s interest rate on the Revolving Loan and Term Loan was 6.2% as of March 31, 2026.

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

As of March 31, 2026 and December 31, 2025, the Company had $19,173,672 and $18,373,672 outstanding under the Loan and Security Agreement, respectively.

Shelf Registration Statement and At-the-Market Offering Program

On March 31, 2026, the Company filed a shelf registration statement on Form S-3 registering the potential offer and sale from time to time of up to $30 million of the Company’s securities. In connection with the shelf registration statement, the Company also entered into an At Market Issuance Sales Agreement with Craig-Hallum Capital Group LLC relating to an at-the-market offering program pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to approximately $17 million from time to time, subject to market conditions and the Company’s capital needs. The registration statement was declared effective by the SEC on April 14, 2026.

Liquidity

We believe that our existing liquidity resources as of March 31, 2026 will be sufficient to meet our current working capital needs for at least the next 12 months from the date of issuance of our consolidated financial statements. However, our working capital requirements can vary significantly, depending in part on the timing of new program awards and the payment terms with our customers and suppliers. To the extent additional liquidity is required, we may utilize our cash balances, availability for borrowings under our credit facilities and other potential sources of liquidity, including our existing shelf registration statement and at-the-market offering program, although such additional liquidity may not be available on satisfactory terms and in adequate amounts, if at all.

Contractual Obligations

For information concerning our contractual obligations, see Contractual Obligations under Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Inflation

Inflation historically has not had a material effect on our operations, although the current inflationary environment in the U.S., and its impact on interest rates, supply chain, labor markets and general economic conditions, are factors that the Company actively monitors in an effort to mitigate and manage potential negative impacts and risks faced by the Company. The majority of the Company’s long-term contracts with its customers and suppliers reflect fixed pricing. When bidding for work, the Company takes inflation risk and supply-side pricing risk into account in its proposals.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

.

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

“Part I Item 1A - Risk Factors” of our Form 10-K for the year ended December 31, 2025, includes a discussion of significant factors known to us that could materially adversely affect our business, financial condition, or results of operations. There have been no material changes from the risk factors described in such report.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

During the fiscal quarter ended March 31, 2026, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three months ended March 31, 2026 and 2025, (ii) Condensed Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025, (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2026 and 2025, (iv) Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2026 and 2025 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: May 15, 2026	By.	/s/ Dorith Hakim
Dorith Hakim
Chief Executive Officer and President (Principal Executive Officer)

Dated: May 15, 2026	By.	/s/ Robert Mannix
Robert Mannix
Chief Financial Officer (Principal Financial and Accounting Officer)