Form 10-Q
period 2026-06-30
CPI AEROSTRUCTURES INC
filed 2026-08-13
CIK 889348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, the registrant had 13,249,734  shares of common stock, $.001 par value, outstanding

Part I - Financial Information

Item 1 - Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Current Assets:
Cash	$835,875	$899,199
Accounts receivable, net	9,839,740	5,764,928
Contract assets	34,278,512	33,670,354
Inventory	620,268	800,823
Prepaid expenses and other current assets	2,103,024	2,272,696
Total Current Assets	47,677,419	43,408,000

Operating lease right-of-use assets	8,777,416	9,515,207
Property and equipment, net	512,562	412,553
Deferred tax asset, net	19,472,988	19,894,796
Goodwill	1,784,254	1,784,254
Other assets	486,377	229,691
Total Assets	$78,711,016	$75,244,501

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,035,856	$14,724,293
Accrued expenses	3,041,457	4,763,719
Contract liabilities	2,970,578	1,628,382
Loss reserve	126,676	138,426
Current portion of long-term debt	250,000	187,500
Financing lease liabilities, current	18,613	—
Operating lease liabilities, current	1,515,379	1,434,385
Income taxes payable	230,311	142,540
Total Current Liabilities	24,188,870	23,019,245

Line of credit	9,173,672	8,373,672
Long-term financing lease liabilities	86,993	—
Long-term operating lease liabilities	7,572,027	8,353,120
Long-term debt, net of current portion	9,578,051	9,690,890
Total Liabilities	50,599,613	49,436,927

Commitments and Contingencies (see note 11)		—

Shareholders’ Equity:
Preferred stock- $.001 par value; authorized 5,000,000 shares, 0 shares issued and outstanding	—	—
Common stock - $.001 par value; authorized 50,000,000 shares, 13,227,806 and 13,155,061 shares, respectively, issued and outstanding	13,228	13,155
Additional paid-in capital	75,523,591	75,142,168
Accumulated deficit	(47,425,416)	(49,347,749)
Total Shareholders’ Equity	28,111,403	25,807,574
Total Liabilities and Shareholders’ Equity	$78,711,016	$75,244,501

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$17,581,532	$15,179,108	$34,941,472	$30,579,716
Cost of sales	13,709,795	14,515,726	26,589,844	28,266,859
Gross profit	3,871,737	663,382	8,351,628	2,312,857

Selling, general and administrative expenses	2,675,952	2,654,024	5,326,215	5,489,801
Income (loss) from operations	1,195,785	(1,990,642)	3,025,413	(3,176,944)

Other income	—	5,480	30,373	6,980
Interest expense	(312,939)	(287,546)	(604,874)	(775,637)
Income (loss) before provision for income taxes	882,846	(2,272,708)	2,450,912	(3,945,601)

Provision (benefit) for income taxes	197,231	(947,749)	528,579	(1,296,718)
Net income (loss)	$685,615	$(1,324,959)	$1,922,333	$(2,648,883)

Income per common share, basic	$0.05	$(0.10)	$0.15	$(0.21)
Income per common share, diluted	$0.05	$(0.10)	$0.15	$(0.21)

Shares used in computing income per common share:
Basic	12,908,141	12,748,869	12,885,785	12,728,209
Diluted	13,042,595	12,748,869	13,056,924	12,728,209

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at January 1, 2026	13,155,061	$13,155	$75,142,168	$(49,347,749)	$25,807,574
Net income	—	—	—	1,236,718	1,236,718
Issuance of common stock upon settlement of restricted stock, net	34,000	34	—	—	34
Stock-based compensation expense	—	—	235,253	—	235,253
Balance at March 31, 2026	13,189,061	$13,189	$75,377,421	$(48,111,031)	$27,279,579
Net income	—	—	—	685,615	685,615
Issuance of common stock upon settlement of restricted stock, net	38,745	39	—	—	39
Stock-based compensation expense	—	—	146,170	—	146,170
Balance at June 30, 2026	13,227,806	$13,228	$75,523,591	$(47,425,416)	$28,111,403

Balance at January 1, 2025	12,978,741	$12,979	$74,424,651	$(48,504,388)	$25,933,242
Net loss	—	—	—	(1,323,924)	(1,323,924)
Issuance of common stock upon settlement of restricted stock, net	30,553	30	—	—	30
Stock-based compensation expense	—	—	320,199	—	320,199
Balance at March 31, 2025	13,009,294	$13,009	$74,744,850	$(49,828,312)	$24,929,547
Net loss	—	—	—	(1,324,959)	(1,324,959)
Issuance of common stock upon settlement of restricted stock, net	(31,035)	(31)	—	—	(31)
Stock-based compensation expense	—	—	168,614	—	168,614
Balance at June 30, 2025	12,978,259	$12,978	$74,913,464	$(51,153,271)	$23,773,171

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$1,922,333	$(2,648,883)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	66,136	187,365
Amortization of debt issuance cost	24,322	10,661
Stock-based compensation	381,496	488,812
Deferred income taxes	421,808	(1,315,528)
Provision for credit losses	84,363	(86,814)
Amortization of lease right-of-use assets	737,791	826,431
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,159,175)	(2,250,823)
(Increase) decrease in contract assets	(608,158)	1,805,268
Decrease (increase) in inventory	180,555	(106,884)
Decrease in prepaid expenses and other assets	169,673	93,450
(Decrease) increase in accounts payable and accrued expenses	(364,967)	1,057,552
Increase (decrease) in contract liabilities	1,342,196	(533,727)
Decrease in operating lease liabilities	(700,099)	(836,199)
(Decrease) increase in loss reserve	(11,750)	47,305
Increase (decrease) in income taxes payable	87,771	(55,861)
Net cash used in operating activities	(425,705)	(3,317,875)

Cash flows from investing activities:
Purchase of property and equipment	(60,539)	(62,937)
Net cash used in investing activities	(60,539)	(62,937)

Cash flows from financing activities:
Principal payments on line of credit	—	(1,250,000)
Principal payments on long-term debt	(62,500)	(15,661)
Proceeds from line of credit	800,000	—
Repayments of insurance financing obligation	(191,359)	(170,009)
Equity issuance costs	(123,221)	—
Net cash provided by (used in) financing activities	422,920	(1,435,670)

Net decrease in cash	(63,324)	(4,816,482)
Cash at beginning of period	899,199	5,490,963
Cash at end of period	$835,875	$674,481

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$479,659	$864,820
Income Taxes	$19,000	$19,996

Non Cash item Investing and Financing Activities:
Increase to operating right-of-use asset and operating lease liability from lease amendment	$—	$8,190,636
Increase to financing right-of-use asset and operating lease liability	$105,606	$—
Deferred equity issuance costs incurred but not yet paid	$145,627	$—

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The Company consists of CPI Aerostructures, Inc. (“CPI Aero”), Welding Metallurgy, Inc. (“WMI”), a wholly owned subsidiary of CPI Aero, and Compac Development Corporation (“Compac”), a wholly owned subsidiary of WMI (collectively, the “Company”, “we”, “us”, or “our”).

The condensed consolidated interim financial statements of the Company as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated balance sheet at December 31, 2025 has been derived from audited consolidated financial statements, but does not include all of the information and notes required by U.S. GAAP. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

The Company maintains its cash in multiple financial institutions. The balances are insured by the Federal Deposit Insurance Corporation. From time to time, the Company’s balances may exceed insurance limits. As of June 30, 2026, the Company had $458,011 of uninsured balances. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

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

2.	REVENUE

Disaggregation of Revenue

The following tables present the Company’s revenue disaggregated by contract type and revenue recognition method:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Government subcontracts	$15,340,158	$12,266,475	$30,019,135	$23,593,083
Prime government contracts	716,367	1,335,358	2,480,423	4,128,970
Commercial contracts	1,525,007	1,577,275	2,441,914	2,857,663
	$17,581,532	$15,179,108	$34,941,472	$30,579,716

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue recognized using over time revenue recognition model	$17,388,810	$15,067,724	$34,748,028	$30,325,516
Revenue recognized using point in time revenue recognition model	192,722	111,384	193,444	254,200
	$17,581,532	$15,179,108	$34,941,472	$30,579,716

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

Changes in estimates of net sales, cost of sales, and the related impact to operating profit on contracts recognized over time are recognized on a cumulative catch-up basis, which recognizes the cumulative effect of the profit changes on current and prior periods based on a performance obligation’s percentage-of-completion in the current period. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. Our EAC adjustments also include the establishment of, and changes to, loss provisions for our contracts accounted for on a percentage-of-completion basis. Net EAC adjustments had the following impact on our gross profit during the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net Adjustment	$(676,503)	$(3,966,358)	$(1,408,692)	$(7,095,588)

The net adjustment of $0.7 million and $1.4 million for the three and six months ended June 30, 2026 respectively, is driven primarily by unfavorable adjustments on our Embraer Phenom-300 Engine Inlet Assemblies program and Sikorsky UH60 Gunner Windows.

The net adjustment of $4.0 million for the three months ended June 30, 2025 is driven primarily by an unfavorable adjustment of $2.3 million associated with the termination of our A-10 program. Additional net unfavorable adjustments of $1.7 million were driven primarily by the Next Generation Jammer (“NGJ”) Mid-Band Pod program and the T-38 Classic Structural Modification Kits program were due to increased labor and material costs.

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

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2026, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $100 million. This represents the amount of revenue the Company expects to recognize in the future on contracts with unsatisfied or partially satisfied performance obligations as of June 30, 2026.

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

	June 30, 2026	December 31, 2025	December 31, 2024
Contract assets	$34,278,512	$33,670,354	$32,832,290
Contract liabilities	2,970,578	1,628,382	2,430,663

Revenue recognized for the six months ended June 30, 2026 and 2025 that was included in the contract liabilities balance as of January 1, 2026 and 2025, was approximately $1.2 million and $1.4 million, respectively.

4.	INVENTORY

The components of inventory consisted of the following:

	June 30, 2026	December 31, 2025
Raw materials	$356,208	$524,883
Work in progress	13,557	7,547
Finished goods	250,503	268,393
Inventory	$620,268	$800,823

5.	STOCK-BASED COMPENSATION

In 2009, the Company adopted the Performance Equity Plan 2009 (the “2009 Plan”). The 2009 Plan reserved 500,000 common shares for issuance. The 2009 Plan provides for the issuance of either incentive stock options or nonqualified stock options to employees, consultants or others who provide services to the Company. The Company has 2,364 shares available for grant under the 2009 Plan as of June 30, 2026.

In 2016, the Company adopted the 2016 Long Term Incentive Plan (the “2016 Plan”). The 2016 Plan reserved 600,000 common shares for issuance, provided that no more than 200,000 common shares be granted as incentive stock options. Awards may be made or granted to employees, officers, directors and consultants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Any shares of common stock granted in connection with awards other than stock options and stock appreciation rights are counted against the number of shares reserved for issuance under the 2016 Plan as one and one-half shares of common stock for every one share of common stock granted in connection with such award. Any shares of common stock granted in connection with stock options and stock appreciation rights are counted against the number of shares reserved for issuance under the 2016 Plan as one share for every one share of common stock issuable upon the exercise of such stock option or stock appreciation right awarded. In the fourth quarter of 2020, the Company added 800,000 shares to the 2016 Plan, which increased the number of shares reserved for issuance under the 2016 Plan to 1,400,000 shares. In the second quarter of 2023, the Company added an additional 800,000 shares to the 2016 Plan, which increased the number of shares reserved for issuance under the 2016 Plan to 2,200,000 shares. The Company has 243,574 shares available for grant under the 2016 Plan as of June 30, 2026.

On June 24, 2025, the shareholders of the Company approved the 2025 Long-Term Incentive Plan (the “2025 Plan”) at the Company’s 2025 annual meeting of shareholders. The 2025 Plan had previously been approved by the Company’s Board of Directors (the “Board”) on April 28, 2025, upon the recommendation of the Company’s Compensation and Human Resources Committee, subject to shareholder approval. The 2025 Plan is intended to advance the Company’s interests by providing equity-based incentives to attract, retain, and motivate employees, officers, directors, and consultants. The plan authorizes the issuance of up to 800,000 shares of the Company’s common stock and allows for a variety of award types, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. The 2025 Plan is administered by the Company’s Compensation and Human Resources Committee, which has broad authority to determine the terms of individual awards, including eligibility, size, vesting conditions, performance criteria, and other terms. Awards may generally not be transferred and are subject to forfeiture under certain conditions. The Company had 472,351 shares available for grant under the 2025 Plan as of June 30, 2026.

Stock-based compensation expense for restricted stock in the consolidated statements of operations is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cost of sales	$23,880	$—	$16,133	$—
Selling, general and administrative	122,329	168,583	365,363	488,812
Total stock-based compensation expense	$146,209	$168,583	$381,496	$488,812

The Company grants restricted stock units (“RSUs”) to its board of directors as partial compensation. The 2026 RSUs vest annually. and are expensed on a straight-line basis. These RSUs will fully vest on January 10, 2027.

The following table summarizes activity related to outstanding RSUs for the six months ended June 30, 2026:

	RSUs	Weighted Average Grant Date Fair Value of RSUs
Non-vested – January 1, 2026	—	$—
Granted	125,003	$4.18
Vested	—	$—
Forfeited	—	$—
Non-vested – June 30, 2026	125,003	$4.18

The Company grants shares of common stock (“Restricted Stock Awards” or “RSAs”) to select employees. These shares have various vesting dates, ranging from vesting on the grant date to as late as four years from the date of grant. In the event that the employee’s employment is voluntarily terminated prior to certain vesting dates, portions of the shares may be forfeited. At June 30, 2026, the weighted average remaining amortization period was 3.0 years.

The following table summarizes activity related to outstanding Restricted Stock Awards for the six months ended June 30, 2026:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value of RSA
Non-vested – January 1, 2026	148,127	$2.92
Granted	83,015	$4.86
Vested	(70,043)	$3.27
Forfeited	(11,621)	$3.04
Non-vested – June 30, 2026	149,478	$3.83

The Company grants shares of common stock (“Performance Restricted Stock Awards” or “PRSAs”) to select officers as part of our long-term incentive program that will result in that number of PRSAs being paid out if the target performance metric is achieved. The award vesting is based on specific performance metrics related to accounts payable delinquency, debt, and net income during the performance period. The PRSAs vest at 0% or 100% and all three metrics must be met to vest at 100%. The PRSAs granted under this program will vest on the fourth anniversary of the grant date, subject to the aforementioned performance criteria. At June 30, 2026, the weighted average remaining amortization period was 2.5 years.

The following table summarizes activity related to outstanding PRSAs for the six months ended June 30, 2026:

	PRSAs	Weighted Average Grant Date Fair Value of PRSAs
Non-vested – January 1, 2026	57,376	$2.96
Granted	58,613	$3.58
Vested	—	$—
Forfeited	(57,376)	$2.96
Non-vested – June 30, 2026	58,613	$3.58

The fair value of all RSUs, PRSAs and RSAs is based on the closing price of our common stock on the grant date. All RSUs, PRSAs, and Restricted Stock Awards vest and settle in common stock (on a one-for-one basis).

As of June 30, 2026, unamortized stock-based compensation costs related to restricted share arrangements was $669,476.

6.	NET INCOME (LOSS) PER SHARE

Basic income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per common share for the three and six months ended June 30, 2026 and 2025 is computed using the weighted-average number of common shares outstanding adjusted for the effect of unvested RSUs and RSAs. Incremental shares of 134,454 and 171,139 were used in the calculation of diluted income per common share for the three and six months ended June 30, 2026, respectively. Securities that could potentially dilute basic earnings per share in the future, but that were excluded from the computation of diluted earnings per share because they were antidilutive for the three and six months ended June 30, 2025 include 61,114 RSU and 108,800 RSA.

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

The SOFR Rate was 3.7% as of June 30, 2026 and as such, the Company’s interest rate on the Revolving Line and Term Loan was 6.2% as of June 30, 2026.

Our Credit Facilities consisted of the following as of:

	June 30,	December 31,
	2026	2025
Long-term debt	$9,937,500	$10,000,000
Unamortized value of debt issuance costs	(109,449)	(121,610)
Net carrying value	9,828,051	9,878,390
Less: current portion of long-term debt	250,000	187,500
Long-term debt, net of current portion	$9,578,051	$9,690,890

The Credit Facilities mature on December 12, 2030. The Term Loan was funded in full on the closing date and is repayable in scheduled quarterly installments beginning on April 5, 2026. As of June 30, 2026, the aggregate future principal payments on long term debt are as follows:

Period	Year Ended December 31,
2026 (Remaining six months)	$125,000
2027	$250,000
2028	$437,500
2029	$687,500
2030	$8,437,500
Total	$9,937,500

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

As of June 30, 2026 the Company had $19,111,172 outstanding under the Loan and Security Agreement; $9,173,672 under the Revolving Line and $9,937,500 under the Term Loan. On December 31, 2025 the Company had $18,373,672 outstanding under the Loan and Security Agreement; $8,373,672 under the Revolving Line and $10,000,000 under the Term Loan. Both loans mature December 12, 2030.

As of June 30, 2026, the Company had cumulatively incurred approximately $243,220 of debt issuance costs in connection with the Loan and Security Agreement, of which $218,898 remained unamortized. Of the unamortized amount, $109,449 was included in other assets and $109,449 was reflected as a reduction of the Term Loan as of June 30, 2026. As of December 31, 2025, $243,220 of debt issuance costs remained unamortized, of which $121,610 was included in other assets and $121,610 was reflected as a reduction of the Term Loan as of December 31, 2025.

8.	MAJOR CUSTOMERS AND VENDORS

During the six months ended June 30, 2026, our three largest customers accounted for 46%, 13% and 11% of revenue. During the six months ended June 30, 2025 our four largest customers accounted for 31%, 24%, 15%, and 14% of revenue. During the three months ended June 30, 2026, our two largest customers accounted for 53% and 10% of revenue. During the three months ended June 30, 2025, our three largest customers accounted for 42%, 26%, and 10% of revenue.

At June 30, 2026, 38%, and 36% of our accounts receivable were from two of our largest customers. At December 31, 2025, 53%, 17%, and 12% of accounts receivable were due from our three largest customers.

At June 30, 2026, 26%, 24%, 17% and 13% of our contract assets were from four of our largest customers. At December 31, 2025, 27%, 21%, 19%, and 17% of our contract assets were related to our four largest customers.

At June 30, 2026 10% of our accounts payable was from one of our largest vendors. At December 31, 2025, no vendors accounted for more than 10% of accounts payable.

9.	LEASES

The Company leases manufacturing and office space under an agreement classified as an operating lease. The Company entered into an amendment to the lease agreement for its operating facility on April 15, 2025 that extended the term of the lease until April 30, 2031. The lease agreement does not include any renewal options. The agreement provides for an initial monthly base amount plus annual escalations through the term of the lease. In addition to the monthly base amounts in the lease agreement, the Company is required to pay real estate taxes and operating expenses during the lease terms.

The Company also leases office equipment in agreements classified as operating and financing leases.

For the six months ended June 30, 2026 and 2025, the Company’s operating lease expense was $1,189,958 for both periods. For the three months ended June 30, 2026 and 2025, the Company’s operating lease expense was $594,979 and $594,979, for both periods. There was no expense relating to the financing lease for the periods presented.

Future minimum lease payments under non-cancellable operating and financing leases as of June 30, 2026 were as follows:

For the Year Ending December 31,	Operating	Financing	Total
Remainder of 2026	$1,152,266	$12,294	$1,164,560
2027	2,336,077	24,588	2,360,665
2028	2,300,990	24,588	2,325,578
2029	2,360,515	24,588	2,385,103
2030	2,431,332	24,588	2,455,920
Thereafter	818,389	12,294	830,683
Total undiscounted lease payments	11,399,569	122,940	11,522,509
Less imputed interest	(2,312,163)	(17,334)	(2,329,497)
Present value of lease payments	$9,087,406	$105,606	$9,193,012

The following table sets forth the right-of-use assets and lease liabilities as of:

	June 30,	December 31,
	2026	2025
Assets
Right-of-use assets operating	$8,777,416	$9,515,207
Right-of-use assets finance (included in Property and equipment, net)	105,606	—
Total Right-of-use assets	$8,883,022	$9,515,207

Liabilities
Current operating lease liabilities	$1,515,379	$1,434,385
Long-term operating lease liabilities	7,572,027	8,353,120
Total operating lease liabilities	$9,087,406	$9,787,505

Current finance lease liabilities	$18,613	$—
Long-term finance lease liabilities	86,993	—
Total finance lease liabilities	$105,606	$—

Total Lease Liabilities	$9,193,012	$9,787,505

The Company’s weighted average remaining lease term for its operating leases is 4.8 years as of June 30, 2026. The Company’s weighted average discount rate for its operating leases is 9.52% as of June 30, 2026. The Company’s weighted average remaining lease term for its financing lease is 5 years and its discount rate is 6.15% as of June 30, 2026.

10.	INCOME TAXES

The provision/(benefit) for income tax for the six months ended June 30, 2026 and 2025 is $528,579 and ($1,296,718), respectively. The provision for income tax for the three months ended June 30, 2026 and 2025 was $197,231 and ($947,749), respectively.

The effective income tax rate for the six months ended June 30, 2026 and 2025 is 21.6% and 34.2%. The effective income tax rate for the three months ended June 30, 2026 and 2025 is 22.3% and 44.7%. The change in effective tax rate is result of the varying levels of income in each year and the relative impact of the R&D credit, state income taxes and permanent tax differences.

11.	COMMITMENTS AND CONTINGENCIES

On May 7, 2025, the Company submitted to The Boeing Company a Request for Equitable Pricing Adjustment on the Boeing A-10 program addressing higher manufacturing costs on its 2019 firm fixed price contract. Subsequently, on July 14, 2025, the Company received a Termination Notice from The Boeing Company with respect to the Boeing A-10 program directing the Company to scrap and return materials and tooling to the Air Force prior to August 15, 2025 when funding would no longer be available, as well as a claim for damages incurred by Boeing as a result of the alleged contract default. The Company disputes Boeing’s claim and maintains its position for an Equitable Pricing Adjustment related to the Boeing A-10 program. In light of these events, and in conjunction with the Air Force’s decision to accelerate the retirement of the Boeing A-10 fleet, the Company evaluated the situation and recognized an adjustment to its contract revenues and costs to address the contract termination during the quarter ended June 30, 2025. The Company will continue to evaluate the customers claim and will recognize any contingent losses, if required, in the period in which additional losses become both probable, and reasonably estimable.

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

We manage our business activities on a consolidated basis and operate as a single operating segment. We primarily derive our revenue in the United States by supplying aircraft parts, complex aerostructure assemblies, aerosystems, maintenance repair and overhaul (“MRO”) services and kitting contracts for fixed wing aircraft and helicopters in both the commercial and defense markets. The accounting policies are the same as those described in Note 1 – Principal Business Activity and Summary of Significant Accounting Policies of the form 10-K.

Our CODM is our Chief Executive Officer, Dorith Hakim. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions including the allocation of resources and assessing financial performance.

As the Company has only one operating segment and is managed on a consolidated basis, the measure of profit or loss is consolidated net income or loss, which include all significant expenses and assets as presented in the consolidated financial statements which is consistent with the information provided to the CODM. Refer to the Condensed Consolidated Balance Sheet as of June 30, 2026 and December 31, 2025 and the Condensed Consolidated Statements of Operations for the financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2026 and 2025.

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

Business Operations

We are engaged in the contract production of structural aircraft assemblies for fixed wing aircraft and helicopters in both the commercial and defense markets. We also participate in the aerosystems sector through our production of reconnaissance pod structures and fuel panel systems. Within the global aerostructures and aerosystems supply chain, we are either a Tier 1 supplier to aircraft OEMs or a Tier 2 subcontractor to major Tier 1 manufacturers. We also are a prime contractor to the U.S. Department of Defense, primarily the United States Airforce “USAF”. In conjunction with our assembly operations, we provide engineering, program management, supply chain management and kitting, and MRO services.

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

Our total backlog as of June 30, 2026 and December 31, 2025 is shown below.

Backlog (Total)	June 30, 2026	December 31, 2025
Funded	$100,033,000	$91,818,000
Unfunded	433,103,000	412,704,000
Total	$533,136,000	$504,522,000

Approximately 95% of the total amount of our backlog at June 30, 2026 was attributable to government and military contractor contracts. Our backlog attributable to government contracts at June 30, 2026 and December 31, 2025 was as follows:

Backlog (Government)	June 30, 2026	December 31, 2025
Funded	$97,717,000	$89,067,000
Unfunded	411,062,000	393,530,000
Total	$508,779,000	$482,597,000

Our backlog attributable to commercial contracts at June 30, 2026 and December 31, 2025 was as follows:

Backlog (Commercial)	June 30, 2026	December 31, 2025
Funded	$2,316,000	$2,751,000
Unfunded	22,041,000	19,174,000
Total	$24,357,000	$21,925,000

The total backlog at June 30, 2026 is primarily comprised of long-term programs with Raytheon (NGJ-Mid Band Pods and Advanced Tactical Pods), L3Harris (NGJ-Low Band Pods), Raytheon (B-52 Radar Racks) Lockheed Martin (F-16 RI/DCC’s), Sikorsky (MH-60 Seahawk Stabilator MRO) and Sikorsky (CH-53K Welded Tubes).

The funded backlog at June 30, 2026 is primarily from purchase orders under long-term contracts with Raytheon (NGJ-Mid Band Pods and Advanced Tactical Pods), USAF (T-38 Classic Structural Modification Kits), and L3Harris (NGJ-Low Band Pods).

Critical Accounting Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K, for a discussion of our critical accounting estimates. There have been no significant changes to the application of our critical accounting estimates during the quarter ended June 30, 2026.

Results of Operations

Revenue

Total Revenue for the three months ended June 30, 2026 was $17,581,532 compared to $15,179,108 for the same period last year, an increase of $2,402,424 or 15.8%, driven by our RTX MPBD Missile Wing program, our NGJ – Mid Band Pods and Advanced Tactical Pods program and our NGJ – Low Band Pods program, partially offset by our Sikorsky MH-60 Seahawk Stabilator MRO program, and our Sikorsky Hover Infrared Reduction System (HIRRS) program.

Total Revenue for the six months ended June 30, 2026 was $34,941,472 compared to $30,579,716 for the same period last year, an increase of $4,361,756 or 14.3%, driven by our NGJ – Mid Band Pods and Advanced Tactical Pods program and NGJ – Low Band Pods program, partially offset by our USAF T-38 Pacer Classic Structural Modification Kits program and Embraer Phenom-300 Engine Inlet Assemblies program.

Revenue from military subcontracts for the three months ended June 30, 2026 was $15,340,158 compared to $12,266,475 for the three months ended June 30, 2025, an increase of $3,073,683 or 25.1%, driven primarily by our RTX MPBD Missile Wing program, our NGJ – Mid Band Pods and Advanced Tactical Pods program and NGJ – Low Band Pods program.

Revenue from military subcontracts for the six months ended June 30, 2026 was $30,019,135 compared to $23,593,083 for the six months ended June 30, 2025, an increase of $6,426,052 or 27.2%, driven primarily by our NGJ – Mid Band Pods and Advanced Tactical Pods program and NGJ – Low Band Pods program partially offset by to our F-16 RI/DCC’s program.

Revenue from prime government military contracts for the three months ended June 30, 2026 was $716,367 compared to $1,335,358 for the three months ended June 30, 2025, a decrease of $618,991 or 46.4%, driven primarily by a decrease in our USAF T-38 Pacer Classic Structural Modification Kits program due to timing of material receipts.

Revenue from prime government military contracts for the six months ended June 30, 2026 was $2,480,423 compared to $4,128,970 for the six months ended June 30, 2025, a decrease of $1,648,547 or 39.9%, driven primarily by a decrease in our USAF T-38 Pacer Classic Structural Modification Kits program due to timing of material receipts.

Revenue from commercial subcontracts for the three months ended June 30, 2026 was $1,525,007 compared to $1,577,275 for the three months ended June 30, 2025, a decrease of $52,268 or 3.3%, driven primarily by a decrease in our Embraer Phenom-300 Engine Inlet Assemblies program, partially offset by the commencement of production on our Embraer Phenom-100 Engine Inlet Assemblies and Collins Compac Enclosures programs

Revenue from commercial subcontracts for the six months ended June 30, 2026 was $2,441,914 compared to $2,857,663 for the six months ended June 30, 2025, a decrease of $415,749 or 14.5%, primarily driven by a decrease in our Embraer Phenom-300 Engine Inlet Assemblies program, partially offset by the commencement of production on our Embraer Phenom-100 Engine Inlet Assemblies and Collins Compac Enclosures programs

Cost of Sales

Total Cost of Sales for the three months ended June 30, 2026 and 2025 was $13,709,795 and $14,515,726, respectively, a decrease of $805,931 or 5.6%.

Total Cost of Sales for the six months ended June 30, 2026 and 2025 was $26,589,844 and $28,266,859, respectively, a decrease of $1,677,015 or 5.9%.

The components of the cost of sales were as follows:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Procurement	$8,787,126	$8,860,302	$16,296,835	$17,154,890
Labor	1,467,673	1,504,475	2,783,830	3,147,061
Factory overhead	3,602,568	3,952,350	7,539,754	8,070,931
Other cost of sales	(147,572)	198,599	(30,575)	(106,023)
Cost of sales	$13,709,795	$14,515,726	$26,589,844	$28,266,859

Procurement for the three months ended June 30, 2026 was $8,787,126 compared to $8,860,302 for the three months ended June 30, 2025, a decrease of $73,176 or 0.8%, remaining consistent.

Procurement for the six months ended June 30, 2026 was $16,296,835 compared to $17,154,890 for the six months ended June 30, 2025, a decrease of $858,055 or 5.0%, driven primarily by lower material receipts for Embraer Phenom-300 Engine Inlet Assemblies program and the Collins MS-110 program.

Labor costs for the three months ended June 30, 2026 were $1,467,673 compared to $1,504,475 for the three months ended June 30, 2025, a decrease of $36,802 or 2.4%, remaining consistent.

Labor costs for the six months ended June 30, 2026 were $2,783,830 compared to $3,147,061 for the six months ended June 30, 2025, a decrease of $363,231 or 11.5% primarily driven by decreased work performed on the A-10 Main Landing Gear Pods program due to termination.

Factory overhead for the three months ended June 30, 2026 was $3,602,568 compared to $3,952,350 for the three months ended June 30, 2025, a decrease of $349,782 or 8.8%.

Factory overhead for the six months ended June 30, 2026 was $7,539,754 compared to $8,070,931 for the six months ended June 30, 2025, a decrease of $531,177 or 6.6%.

Other cost of sales relates to items that can increase or decrease cost of sales such as changes in inventory reserves, changes in loss contract provisions, absorption variances and direct charges to cost of sales. Other cost of sales for the three months ended June 30, 2026 was $(147,572) compared to a $198,599 for the three months ended June 30, 2025, a decrease of $346,171 or 174.3%. The decrease is primarily the result of increased inventory reserve requirements in the prior year due to aged material compared to the current period.

Other cost of sales for the six months ended June 30, 2026 was $(30,575) compared to $(106,023) for the six months ended June 30, 2025, an increase in cost of $75,448 or 71.2%. The increase is primarily due to benefits realized in prior year on programs nearing completion.

Gross Profit

Gross profit and gross profit percentage (“gross margin”) for the three months ended June 30, 2026 and June 30, 2025 was $3,871,737 and 22.0% compared to $663,382 and 4.4% respectively, an increase of $3,208,355, or 483.6%, and 1,760 basis points.

Gross profit and gross profit percentage for the six months ended June 30, 2026 was $8,351,628 and 23.9%, respectively, compared to $2,312,857 and 7.6%, respectively, for the six months ended June 30, 2025, an increase of $6,038,771 or 261.1%, and 1,634 basis points.

The increase in gross margin for the three and six months ended June 30, 2026 compared to June 30, 2025 was primarily driven by adjustments made in the prior year associated with the termination of our A-10 Main Landing Gear Pods program.

Favorable/Unfavorable Adjustments to Gross Profit

During the three and six months ended June 30, 2026 and 2025, circumstances required that we make changes in estimates to various contracts. Such changes in estimates resulted in changes in total gross profit as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net Adjustment	$(676,503)	$(3,966,358)	$(1,408,692)	$(7,095,588)

The net adjustment of $0.7 million and $1.4 million for the three and six months ended June 30, 2026 respectively, is driven primarily by unfavorable adjustments on our Embraer Phenom-300 Engine Inlet Assemblies program and Sikorsky UH60 Gunner Windows.

The net adjustment of $4.0 million for the three months ended June 30, 2025 is driven primarily by an unfavorable adjustment of $2.3 million associated with the termination of our A-10 program. Additional net unfavorable adjustments of $1.7 million were driven primarily by the NGJ Mid-Band Pod and the T-38 Classic Structural Modification Kits program were due to increased labor and material costs.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2026 were $2,675,952 compared to $2,654,024 for the three months ended June 30, 2025, an increase of $21,928 or 0.8%. The increase was primarily the result of higher professional fees and accrued compensation, partially offset by lower salaries.

Selling, general and administrative expenses for the six months ended June 30, 2026 were $5,326,215 compared to $5,489,801 for the six months ended June 30, 2025, a decrease of $163,586 or 3.0%. The decrease was primarily due to lower Board of Director and accounting fees partially offset by increased professional fees and increased contract labor.

Interest expense

Interest expense for the three months ended June 30, 2026 was $312,939, compared to $287,546 for the three months ended June 30, 2025, an increase of $25,393 or 8.8%.

Interest expense for the six months ended June 30, 2026 was $604,874, compared to $775,637 for the six months ended June 30, 2025, a decrease of $170,763 or 22.0%. The decrease was the result of lower year-over-year interest rates charged on our outstanding debt under the Loan and Security Agreement.

Income (loss) Before Provision for Income Taxes

Income (loss) before provision for income taxes for the three months ended June 30, 2026 was $882,846 compared to $(2,272,708) for the three months ended June 30, 2025 an increase of $3,155,554.

Income (loss) before provision for income taxes for the six months ended June 30, 2026 was $2,450,912 compared to $(3,945,601) for the six months ended June 30, 2025 an increase of $6,396,513.

Provision (Benefit) for Income Taxes

Provision for income taxes for the three months ended June 30, 2026 was $197,231 compared to (benefit) for income taxes of $(947,749) for the three months ended June 30, 2025, an increase of $1,144,980 is primarily related to the increase in income. The effective income tax rate for the three months ended June 30, 2026 and 2025 was 22.3% and (44.7%), respectively.

Provision for income taxes for the six months ended June 30, 2026 was $528,579 compared to (benefit) for income taxes of $(1,296,718) for the six months ended June 30, 2025, an increase of $1,825,297. The effective income tax rate for the six months ended June 30, 2026 and 2025 was 21.6% and (34.2%), respectively.

The change in effective tax rate is result of the varying levels of income in each year and the relative impact of the R&D credit, state income taxes and permanent tax differences.

Net (Loss)/Income and Earnings per Share

Net income for the three months ended June 30, 2026 was $685,615 or $0.05 per basic share, compared to net (loss) of $(1,324,959) or $(0.10) per basic share, for the same period last year. Diluted income per share was $0.05 for the three months ended June 30, 2026 calculated utilizing 13,042,595 weighted average shares outstanding. Diluted (loss) per share was $(0.10) for the three months ended June 30, 2025 calculated utilizing 12,748,869 weighted average shares outstanding. The increase in net income was primarily driven by an increase in gross profit.

Net income for the six months ended June 30, 2026 was $1,922,333 or $0.15 per basic share, compared to net (loss) of $(2,648,883) or $(0.21) per basic share, for the same period last year. Diluted income per share was $0.15 for the six months ended June 30, 2026 calculated utilizing 13,056,924 weighted average shares outstanding. Diluted (loss) per share was $(0.21) for the six months ended June 30, 2025 calculated utilizing 12,728,209 weighted average shares outstanding. The increase in net income was primarily driven by an increase in gross profit.

Liquidity and Capital Resources

General

At June 30, 2026, we had working capital of $23,488,549 compared to $20,388,755 at December 31, 2025, an increase of $3,099,794 or 15.2%. The increase was driven primarily by an increase in accounts receivable.

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

At June 30, 2026, we had cash of $835,875 compared to $899,199 at December 31, 2025, a decrease of $63,324 or 7.0%. This decrease was primarily the result of cash flow used in operating activities and net impacts of financing activities.

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

The SOFR Rate was 3.7% as of June 30, 2026 and as such, the Company’s interest rate on the Revolving Loan and Term Loan was 6.2% as of June 30, 2026.

Our Credit Facilities consisted of the following as of:

	June 30,	December 31,
	2026	2025
Long-term debt	$9,937,500	$10,000,000
Unamortized value of debt issuance costs	(109,449)	(121,610)
Net carrying value	9,828,051	9,878,390
Less: current portion of long-term debt	250,000	187,500
Long-term debt, net of current portion	$9,578,051	$9,690,890

The Credit Facilities mature on December 12, 2030. The Term Loan was funded in full on the closing date and is repayable in scheduled quarterly installments beginning on April 5, 2026. As of June 30, 2026, the aggregate future principal payments on long term debt are as follows:

Period	Year Ended December 31,
2026 (Remaining six months)	$125,000
2027	$250,000
2028	$437,500
2029	$687,500
2030	$8,437,500
Total	$9,937,500

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

As of June 30, 2026 and December 31, 2025, the Company had $19,111,172 and $18,373,672 outstanding under the Loan and Security Agreement, respectively.

Liquidity

We believe that our existing resources as of June 30, 2026 will be sufficient to meet our current working capital needs for at least the next 12 months from the date of issuance of our consolidated financial statements. However, our working capital requirements can vary significantly, depending in part on the timing of new program awards and the payment terms with our customers and suppliers. If our working capital needs exceed our cash flows from operations, we would look to our cash balances and availability for borrowings under our borrowing arrangement to satisfy those needs, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts, if at all.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

“Part I Item 1A - Risk Factors” of our Comprehensive Form 10-K for the year ended December 31, 2025, includes a discussion of significant factors known to us that could materially adversely affect our business, financial condition, or results of operations. There have been no material changes from the risk factors described in such report.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

During the fiscal quarter ended June 30, 2026, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K

Item 6 – Exhibits

Exhibit No.	Description
31.1*	Section 302 Certification by Chief Executive Officer and President
31.2*	Section 302 Certification by Chief Financial Officer (Principal Financial and Accounting Officer)
32.1**	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2026 and 2025, (ii) Condensed Consolidated Balance Sheet as of June 30, 2026 and December 31, 2025, (iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2026 and 2025, (iv) Condensed Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2026 and 2025 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI AEROSTRUCTURES, INC.

Dated: August 13, 2026	By.	/s/ Dorith Hakim
Dorith Hakim
Chief Executive Officer and President (Principal Executive Officer)

Dated: August 13, 2026	By.	/s/ Robert Mannix
Robert Mannix
Chief Financial Officer (Principal Financial and Accounting Officer)